Form 10-Q
period 1996-06-30
AMCON DISTRIBUTING CO
filed 1996-08-13
CIK 928465

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

                                      OR

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from          to

                        ------------------------------
                        COMMISSION FILE NUMBER 0-24708
                        ------------------------------

                          AMCON DISTRIBUTING COMPANY
           (Exact name of registrant as specified in its charter)

                                   DELAWARE
                  (State or other jurisdiction of Incorporation)

                               10228 "L" Street
                                Omaha, NE 68127
                   (Address of principal executive offices)
                                  (Zip Code)

                                  47-0702918
                    (I.R.S. Employer Identification No.)

                               (402) 331-3727
             (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X      No
                             -------       -------
The Registrant had 2,450,000 shares of its $.01 par value common stock outstanding as of July 31, 1996.

                                                                      Form 10-Q
                                                                     3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at June 30, 1996
          and at September 30, 1995                                       3

          Statements of income for the three and nine-month
          periods ended June 30, 1996 and June 30, 1995                   4

          Statements of cash flows for the nine-month
          periods ended June 30, 1996 and June 30, 1995                   5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               11

Part I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           AMCON Distributing Company
                                 Balance Sheets
                     June 30, 1996 and September 30, 1995
- - --------------------------------------------------------------------------------

                                                 (Unaudited)
                                                   June 30,        September 30,
                                                     1996              1995
                                               ------------        ------------
                          ASSETS
Current assets:
  Cash                                         $     33,952        $     14,597
  Marketable securities                             235,081             237,926
  Accounts receivable, less allowance
    for doubtful accounts of $193,180
    and $177,331                                 11,245,221           9,959,607
  Note receivable from officer                      125,000             125,000
  Inventories                                     7,762,885           7,326,536
  Deferred income taxes                              33,746              33,746
  Other                                             139,136             140,892
                                               ------------        ------------
     Total current assets                        19,575,021          17,838,304

Fixed assets, net                                 3,108,502           2,974,368
Investments                                         975,875             624,000
Other assets                                      1,392,226           1,482,728
                                               ------------        ------------
                                               $ 25,051,624        $ 22,919,400
                                               ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                             $  4,763,641        $  3,761,935
  Accrued expenses                                  708,474             587,244
  Accrued wages, salaries and bonuses               205,089             357,380
  Income taxes payable                              571,031             319,303
  Current portion of long-term debt                 301,441             207,994
  Current portion of subordinated debt                    -             506,932
                                               ------------        ------------
     Total current liabilities                    6,549,676           5,740,788
                                               ------------        ------------

Deferred income taxes                               239,300              66,517
Long-term debt, less current portion             12,083,305          11,942,097
Subordinated debt, less current portion                   -              47,890

Shareholders' equity:
 Preferred stock, $.01 par value, 1,000,000
 shares authorized, 250,000 shares issued and
 outstanding (redemption value: $1,200,000)           2,500               2,500
Common stock, $.01 par value, 5,000,000 shares
 authorized, 2,450,000 shares issued and
 outstanding                                         24,500              24,500
Additional paid-in capital                        3,402,995           3,327,995
Unrealized gain on investments available-
 for-sale, net of $329,383 and $156,600 tax         454,862             234,900
Retained earnings                                 2,307,801           1,545,528
                                               ------------        ------------
                                                  6,192,658           5,135,423

Less treasury stock, 4,097 shares, at cost          (13,315)            (13,315)
                                               ------------        ------------
     Total shareholders' equity                   6,179,343           5,122,108
                                               ------------        ------------
                                               $ 25,051,624        $ 22,919,400
                                               ============        ============

   The accompanying notes are an integral part of these financial statements.

                            AMCON Distributing Company
                               Statements of Income
              for the three and nine months ended June 30, 1996 and 1995
                                    (Unaudited)
- - --------------------------------------------------------------------------------

                                           Three months                Nine months
                                           ended June 30,             ended June 30,
                                      ------------------------   -------------------------
                                          1996         1995           1996         1995
Sales (including excise taxes
 of $10.5 million, $10.3 million,
 $29.4 million and $29.2 million,
 respectively)                        $47,088,243  $45,271,112   $127,863,467  $122,746,885

Cost of sales                          41,739,778   40,131,178    112,941,146   107,533,989
                                      -----------  -----------   ------------  ------------
     Gross profit                       5,348,465    5,139,934     14,922,321    15,212,896

Selling, general and administrative
  expenses                              4,153,615    4,085,950     12,333,836    12,012,763
Depreciation and amortization             204,950      201,291        589,662       544,498
                                      -----------  -----------   ------------  ------------
     Income from operations               989,900      852,693      1,998,823     2,655,635

Other expense (income):
  Interest expense                        266,100      396,059        868,910     1,131,673
  Other income, net                      (277,929)     (14,228)      (313,662)      (27,841)
                                      -----------  -----------   ------------  ------------
Income before income taxes              1,001,729      470,862      1,443,575     1,551,803

Income tax expense                        420,726      188,345        606,302       620,721
                                      -----------  -----------   ------------  ------------
Net income                                581,003      282,517        837,273       931,082

Accretion of preferred stock              (25,000)     (25,000)       (75,000)      (75,000)
                                      -----------  -----------   ------------  ------------
Net income attributable
 to common shareholders               $   556,003  $   257,517   $    762,273  $    856,082
                                      ===========  ===========   ============  ============

Earnings per common and common
 equivalent share attributable
 to common shareholders               $      0.23  $      0.10   $       0.31  $       0.34
                                      ===========  ===========   ============  ============

Weighted average common and common
 equivalent shares outstanding          2,445,903    2,485,866      2,445,903     2,485,866
                                      ===========  ===========   ============  ============

 The accompanying notes are an integral part of these financial statements.

                           AMCON Distributing Company
                            Statements of Cash Flows
                for the nine months ended June 30, 1996 and 1995
                                   (Unaudited)
- - -------------------------------------------------------------------------------

                                                            1996         1995
                                                           ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  837,273   $  931,082
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                          589,662      544,498
    (Gain) loss on sales of fixed assets, buildings
       held for sale, investments and trading
       securities                                         (233,737)         644
    Proceeds from sale of trading securities                31,643            -
    Purchases of trading securities                        (14,825)           -
    Deferred income taxes                                        -       23,865
    Changes in assets and liabilities:
      Accounts receivable                               (1,285,614)  (2,009,242)
      Inventories                                         (436,349)    (570,857)
      Other current assets                                   1,756     (132,067)
      Other assets                                         (36,000)     (97,075)
      Accounts payable                                   1,001,706      915,630
      Accrued expenses and accrued wages,
        salaries and bonuses                               (31,061)    (531,246)
      Income taxes payable                                 251,728     (407,364)
                                                        ----------   ----------

  Net cash provided by (used in) operating
    activities                                             676,182   (1,332,132)
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                               (428,158)    (854,781)
  Proceeds from sales of fixed assets and
    buildings held for sale                                148,517       62,117
  Proceeds from sales of investments                       190,008            -
                                                        ----------   ----------

  Net cash used in investing activities                    (89,633)    (792,664)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                             188,615      551,770
  Net (payments) proceeds on bank credit agreement         (27,345)   2,923,370
  Payments on long-term and subordinated debt             (728,464)  (1,365,198)
                                                        ----------   ----------
  Net cash (used in) provided by
    financing activities                                  (567,194)   2,109,942
                                                        ----------   ----------

Net increase (decrease) in cash                             19,355      (14,854)

Cash, beginning of period                                   14,597       50,431
                                                        ----------   ----------
Cash, end of period                                     $   33,952   $   35,577
                                                        ==========   ==========


     The accompanying notes are an integral part of these financial statements.

                           AMCON Distributing Company
                         Notes to Financial Statements
                            June 30, 1996 and 1995
- - -------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of AMCON Distributing Company (the "Company") have been prepared on the same basis as the audited financial statements for the year ended September 30, 1995, and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein, such adjustments consist of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 1995, which are included in the Company's Annual Report to Stockholders filed with Form 10-K for September 30, 1995. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

2.  NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net income attributable to common shareholders was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period.

3.  SUBSEQUENT EVENT:

On August 1, 1996, the Company sold a building utilized for office and storage space. The sales price was $450,000. The gain realized by the Company from the sale, after reduction for selling expenses, is expected to be approximately $250,000. The Company leased back a portion of the building as office space, therefore, approximately $195,000 of the gain will be recognized in the fourth quarter of the current year and approximately $55,000 of the gain will be recognized over the life of the lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and nine-month periods ended June 30, 1996 and June 30, 1995

Sales for the three months ended June 30, 1996 increased 4.0% to $47.1 million, compared to $45.3 million for the same period in fiscal 1995. Cigarette sales increased $858,000 due to price increases from manufacturers during the quarter and by consumers returning to premium brand cigarettes. Tobacco sales increased $395,000, beverage sales decreased $303,000 as a result of disposing of the Denver non-alcoholic beverage business, and other product sales, which include candy, snacks, health and beauty care, food service and beer, etc., increased $867,000 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995.

Sales for the nine months ended June 30, 1996 increased 4.2% to $127.9 million, compared to $122.7 million for the same period in fiscal 1995. Cigarette sales increased $2.9 million primarily due to price increases from manufacturers, tobacco sales increased $947,000, beverage sales decreased $935,000, as a result of disposing of the Denver non-alcoholic beverage business, and other product sales increased $2.2 million for the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995.

Gross profit increased 4.1% to $5.3 million for the three months ended June 30, 1996 from $5.1 million over the same period during the prior year primarily due to the increase in sales. Gross profit as a percent of sales remained at 11.4% for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

Gross profit decreased 1.9% to $14.9 million for the nine months ended June 30, 1996 from $15.2 million over the same period during the prior year. Gross profit as a percent of sales declined to 11.7% for the nine months ended June 30, 1996 compared to 12.4% for the nine months ended June 30, 1995. The decrease in the Company's gross profit margin was primarily due to a $929,000 reduction in purchase discounts from the manufacturer of the Company's private label cigarettes, offset by a $288,000 increase in purchase discounts on premium brand and generic cigarettes. The amount of these discounts decreased as private label cigarette sales continued to shift to premium brand cigarettes during 1995 and 1996. The shift is the result of the substantial price reductions on premium brand cigarettes in 1993. Prices for premium-brand, generic and private label cigarettes have stabilized and, in fact, increased slightly in recent months. The price spread between brand categories has not increased since 1993. Management expects that the volume of private label cigarettes will continue to decline during 1996 and further reductions in the amount of purchase discounts is anticipated as compared to prior years. Gross profit from other products including, beer, candy, health and beauty care, store supplies, tobacco and food service products increased by $605,000 for the nine months ended June 30, 1996. This increase was partially offset by a $254,000 decrease in the gross profit margin resulting primarily from reduced sales of nonalcoholic beverages from the Denver facility due to its downsizing.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 1.7% or $71,000 to $4.4 million for the quarter ended June 30, 1996 compared to the same period in fiscal 1995. The increase is primarily due to additional expenses associated with the increase in sales. As a percentage of sales, total operating expense decreased to 9.26% from 9.47% during the same period in the prior year.

Total operating expense increased 2.9% to $12.9 million from $12.6 million during the first nine months of fiscal 1995. The increase is primarily due to additional expenses associated with the increase in sales. Administrative bonuses, legal and professional fees and additional property and casualty insurance premiums increased by approximately $271,000 during the period, offset by a reduction in rent expense of $110,000 due to subleasing a portion of the Denver building. As a percentage of sales, total operating expense declined to 10.1% compared to 10.2% for the same period in the prior year.

As a result of the above, income from operations for the quarter ended June 30, 1996 increased $137,000 to $990,000 and for the nine months of fiscal 1996 decreased 24.7% to approximately $2.0 million.

Interest expense for the three months ended June 30, 1996 decreased 32.8% over the same period in the prior year. The decrease was primarily due to the repayment of $1.6 million of subordinated debt bearing interest at 14% per annum. In addition, the average amount borrowed under the Company's revolving credit facility with a bank (the "Facility")during the period decreased by approximately $1.1 million.

For the nine months ended June 30, 1996 interest decreased 23.2% over the same period in the prior year. The decrease was primarily due to the repayment of subordinated debt bearing interest at 14% per annum in installments of $1.2 million in March and September 1995 and $400,000 in November 1995. In addition, interest rates on the Facility were lower during the first nine months of fiscal 1996 than fiscal 1995.

Other income for the three and nine months ended June 30, 1996 was generated primarily by gains on sales of investments of approximately $149,000 the gain on sale of a building held for sale of approximately $49,000, and royalty payments from the sale of the Denver non-alcoholic beverage business of approximately $20,000.

As a result of the above factors, net income attributable to common shareholders during the three months ended June 30, 1996 was $556,003 compared to net income of $257,517 for the three months ended June 30, 1995. Net income attributable to common shareholders during the nine months ended June 30, 1996 was $762,273 compared to net income of $856,082 for the same period of fiscal 1995.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1995, the Company's operating income is subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing which affects the market for generic and private label cigarettes.

The Company continues to remain dependent on cigarette sales which represent approximately 65% of its revenue. Net income is heavily dependent on sales of the Company's private label cigarettes and volume discounts received in connection with such sales. As sales of the Company's private label cigarettes continue to decline, the Company is evaluating various steps it may take to improve net income in future periods, including acquisitions of distributing companies and continued sales of assets that are no longer essential to its primary business activities, such as, marketable securities, investments and certain real estate. An analysis of such assets held at June 30, 1996 is as follows:

                                            ESTIMATE OF GAIN
                                   -----------------------------------
  DESCRIPTION OF ASSET             June 30, 1996    September 30, 1995
  --------------------             -------------    ------------------

  Investments (available for sale)     $784,200          $ 323,000
  Condominium & furnishings             400,000            400,000
  Land and building                     250,000            275,000


Investments consist of 105,500 shares of Cayman Water Company Limited (CWC), a public company which is listed on NASDAQ. The Company's basis in the securities is $191,200 and the fair market value of the securities was $976,000 and $514,000 on June 30, 1996 and September 30, 1995, respectively. The fair market value of the securities on July 31, 1996 was $936,000. During the quarter ended June 30, 1996, the Company sold 22,500 shares of CWC and recognized a gain of approximately $149,000.

The condominium and furnishings consist of a condominium in the Cayman Islands which is used in furtherance of the Company's business marketing strategies. The costs and benefits associated with retaining the condominium are being evaluated in relation to the current business strategies of the Company.

Land and building consist of a former distribution facility which is utilized for office and storage space. The Company is in need of the office space, but could use other distribution centers for storage, if needed. On August 1, 1996, the Company sold the land and building at a selling price of $450,000. The gain realized by the Company from the sale, after reduction for selling expenses, was approximately $250,000. The Company leased back a portion of the building as office space, therefore, approximately $195,000 of the gain will be recognized in the fourth quarter of the year and approximately $55,000 of the gain will be recognized over the life of the lease.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1996, the Company increased cash flow from operating activities through improved accounts receivable management. Additionally, proceeds from sales of fixed assets, buildings and investments, combined with fewer delivery vehicle purchases resulted in less cash used for investing activities compared to the prior year.

The Company had working capital of approximately $13.0 million as of June 30, 1996 compared to $12.1 million as of September 30, 1995. The Company's debt to equity ratio was 2.7 to 1.0 at June 30, 1996 compared to 3.4 to 1.0 at September 30, 1995.

The Facility allows the Company to borrow up to $15 million at any time with an option to borrow up to an additional $3 million for a period of 90 days. The Company may exercise this option up to twice per year. As of June 30, 1996, the Company had borrowed approximately $12.1 million under the Facility.

The Company also maintains a $1,250,000 non-revolving line of credit used to finance the purchase of trucks and delivery equipment. Advances against the non-revolving line of credit were $915,000 through June 30, 1996. The amount available on the non-revolving line of credit was $335,000 at June 30, 1996. The line of credit is secured by a first lien on the delivery vehicles purchased with the loan proceeds.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the Facility and the non-revolving line of credit, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable future working capital and capital expenditure requirements.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

4.1    Specimen Common Stock Certificate (incorporated by reference to Exhibit
       4.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

10.1 Grant of Exclusive Manufacturing Rights, dated October 1, 1993, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Private Label Manufacturing Agreement and Amended and Restated Trademark License Agreement (incorporated by reference to
       Exhibit 10.1 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994) 10.2 Purchase Agreement, dated November 29, 1989, between the Company, AMCON Corporation and MLBC, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

10.3 Restructuring Agreement, dated as of July 25, 1994, between the Company and MLBC, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Registration on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

10.4 Credit and Security Agreement, dated July 25, 1994, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

10.7 AMCON Distributing Company 1994 Stock Option Plan (incorporated by ref-erence to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

10.8 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8,
       1994)

10.9   Employment Agreement, dated July 1, 1994, between the Company and William
       F. Wright (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

10.10 Employment Agreement, dated July 1, 1994, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement of Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

10.11 Consulting Agreement, dated July 1, 1994, between the Company and Nebraska Distributing Company relating to services of J. Tony Howard (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15,
       1994)

10.12 Agreement, dated November 2, 1994, between Company and Cable Car Beverage Corporation (incorporated by reference to Exhibit 10.12 of Amendment
       No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

11.1   Statement re: computation of per share earnings

27.0   Financial Data Schedules

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
(registrant)


Date:     August 12, 1996       Kathleen M. Evans
          ---------------       -------------------------
                                Kathleen M. Evans
                                President & CEO and
                                  Principal Executive Officer


Date:     August 12, 1996       Michael D. James
          ---------------       -------------------------
                                Michael D. James
                                Treasurer & CFO and
                                  Principal Financial and
                                  Accounting Officer