Form 10-K
period 1996-09-30
AMCON DISTRIBUTING CO
filed 1996-12-23
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-K

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE FISCAL YEAR ENDED           September 30, 1996
                                        -------------------------------------

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       to

 Commission File Number  0-24708
                      ------------

                          AMCON Distributing Company
-----------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


         Delaware                                              47-0702918
--------------------------------                              -------------
(State or other jurisdiction                              (I.R.S. Employer of
incorporation or organization)                            identification No.)


                     10228 "L" Street, Omaha NE 68127
-----------------------------------------------------------------------------
                (Address of principal executive offices)

Registrant's telephone number, including area code: (402) 331-3727
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:

              Title of each class              Name of each exchange on
                                                   which registered

                     None                                  None
               ----------------                     -----------------

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
-----------------------------------------------------------------------------
                              (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                    --------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. / /

     The aggregate market value of equity securities held by non-affiliates of the Registrant on December 13, 1996 was approximately $978,019.

     As of December 13, 1996 there were 2,445,903 shares of common stock outstanding.

                 - Documents Incorporated by Reference -
                 ---------------------------------------

     Portions of the 1996 Annual Report to Stockholders are incorporated therein by reference into Parts I, II and IV. Portions of the Proxy Statement pertaining to the March 12, 1997 Annual Stockholders' Meeting are incorporated herein by reference into Part III.

                      AMCON DISTRIBUTING COMPANY
                      --------------------------

                     1996 FORM 10-K ANNUAL REPORT
                     ----------------------------
                           Table of Contents
                                                                         Page
                                                                         ----
                               PART I

Item 1.   Business.........................................................3

Item 2.   Properties.......................................................7

Item 3.   Legal Proceedings................................................9

Item 4.   Submission of Matters to Vote of Security Holders................9

Item 4A.  Executive Officers of the Company................................9

                              PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.............................................10

Item 6.   Selected Financial Data.........................................10

Item 7.   Management's Discussion of Analysis of Financial
          Condition and Results of Operations.............................11

Item 8.   Financial Statements and Supplementary Data.....................11

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................11

PART III

Item 10.  Directors and Executive Officers of the Registrant..............11

Item 11.  Executive Compensation................................ .........11

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management......................................................12

Item 13.  Certain Relationships and Related
          Transactions....................................................12

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K..............................................13

PART I

ITEM 1.   BUSINESS

GENERAL

     AMCON Distributing Company ("ADC" or the "Company") is a distributor of consumer products in the Great Plains and Rocky Mountain regions. The Company serves approximately 11,000 retail outlets and is ranked by the U.S. Distribution Journal as the twenty-fifth largest distributor of such products in the United States based on 1995 sales volume. The Company pursued a strategy of growth through acquisition from 1981 through 1993. Since 1993, the Company has focused on increasing operating efficiency by merging smaller branch distribution facilities into larger ones. In addition, the Company has controlled growth through expansion of its market area into contiguous regions and by introduction of new product lines to customers.

     The Company distributes approximately 10,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, soft drinks and other beverages, groceries, paper products, health and beauty care products and institutional food service products. ADC's principal suppliers include Philip Morris, RJR Nabisco, Lorillard, Brown & Williamson, Liggett Group, Hershey, Mars, William Wrigley and Planters-Lifesavers. The Company also markets private label lines of cigarettes, tobacco, snuff and candy products. While cigarettes accounted for approximately 64% of the Company's sale volume during its most recent fiscal year, the Company continues to diversify its product line in an attempt to lessen the Company's dependence on cigarette sales.

     The Company has over 11,000 customers and no single account represented more than 6% of ADC's total revenues during fiscal 1996. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

     The Company has sought to increase sales to convenience stores and petroleum marketers by adopting a number of operating strategies which it believes gives it a competitive advantage with these types of retailers.
One key operating strategy is a commitment to customer service. In a continuing effort to provide better service than its competitors, the Company carries a broad and diverse product line which allows the Company to offer "one-stop shopping" to its customers. The Company offers both full-service and self-service health and beauty programs and offers grocery products which have proven to be profitable to convenience store customers. In addition, the Company has a policy of next-day delivery and employs a concept of selling products in cut-case quantities or "by the each" (i.e., individual units). ADC also offers planograms to convenience store customers to assist in the design of a store and display of products in the store.

     The Company has worked to improve its operating efficiency by investing in the latest in systems technology, including computerization of buying and financial control functions. The Company has also sought to reduce inventory expenses by improving the number of times its inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turns improved from 16.3 times in fiscal 1994 and 17.5 times in fiscal 1995 to 21.2 times in fiscal 1996. By keeping its operating costs down, the Company is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas.

     The Company has nine distribution centers located in Colorado, Kansas, Missouri, Nebraska, North Dakota, South Dakota, and Wyoming. These distribution centers contain a total of approximately 307,450 square feet of floor space and employ state-of-the-art equipment for the efficient distribution of the large and diverse product mix sold by the Company. The Company also operates a fleet of approximately 110 delivery vehicles, ranging from half-ton vans to over-the-road vehicles with refrigerated trailers.

     ADC was incorporated in Delaware in 1986 to carry on the business of General Tobacco and Candy Company ("General Tobacco"), a Nebraska corporation which was the predecessor to ADC. General Tobacco began operation in 1981. Since 1981, the Company has acquired 19 consumer product distributors in the Great Plains and Rocky Mountain regions. In June 1993, ADC acquired Sheya Brothers Specialty Beverages, Inc. ("Sheya Brothers"), a beer, malt beverage and "New Age" beverage distribution company, serving metropolitan Denver. Effective September 29, 1995, ADC sold the "New Age" beverage distribution business to Vancol Industries, Inc., but retained the beer and malt beverage business. Effective October 4, 1996, ADC sold the beer and malt beverage business in Denver, Colorado to Western Distributing Company and closed the Denver facility.

PRINCIPAL PRODUCTS

     CIGARETTES AND TOBACCO. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending September 30, 1996, 1995, and 1994 are set forth below:


                           (Dollars in Millions)

                                       Fiscal Year Ended September 30,
                                    ------------------------------------
                                     1996           1995           1994
                                    ------         ------         ------
Sales                               $112.5         $108.7         $108.8

Gross Margin                          10.8           11.4           13.1

Gross Margin Percentage                9.6%          10.5%          12.0%


     Revenues from the sale of cigarettes during fiscal 1996 increased by approximately 3.5% as compared to fiscal 1995, while gross profit from the sale of cigarettes declined by 5.4% during the same period (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Year Ended September 30, 1996 Versus Year Ended September 30, 1995" in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996). Sales of cigarettes represented approximately 64% of the Company's sales volume during fiscal 1996.

     ADC has sought to position itself to capitalize on consumer demand for discount or value-priced cigarettes by marketing its own private label cigarette. Substantial price increases implemented by manufacturers of premium cigarettes during the last decade resulted in a demand for private label cigarettes, which are sold at lower prices than premium brands. The Company began marketing private label cigarettes in 1983 as a high-quality, value-priced alternative to premium cigarettes. Since 1988, ADC's private label cigarettes have been manufactured under an exclusive agreement with a division of Philip Morris Incorporated. This agreement was renewed in October 1993 for a term of five years. However, the Company may terminate the agreement on each anniversary thereof.

     Faced with a significant loss of market share, many premium brand manufacturers, including Philip Morris and RJR Nabisco, began to lower the prices on their premium cigarettes beginning in 1993. While a price differential continues to exist between the premium cigarettes and the Company's private label cigarettes at the retail level, the price reductions on premium cigarettes have been primarily responsible for a significant reduction in demand for private label cigarettes. The Company believes that there will be a continued demand for the Company's private label cigarettes and that its cigarettes have established brand loyalty among consumers, however, it is anticipated that the volume of private label cigarette sales could decline by as much as 10% to 20% in fiscal 1997. In an effort to stabilize its market share, the Company introduced a brand extension consisting of box packages for three of its private label cigarette products in the second quarter of fiscal 1996.

     In addition to cigarettes, the Company also distributes other tobacco products, including cigars, snuff and chewing tobacco. Sales of these types of products were approximately $14.2 million during fiscal 1996 and represented approximately 8.1% of the Company's total sales volume during the year. The Company began marketing private label snuff and chewing tobacco in July 1992 under a manufacturing agreement with Superior Value Tobacco Company, a division of Swisher International Inc. ("Swisher").

     CONFECTIONERY. Candy and related confectionery items constitute ADC's second largest-selling product line, representing approximately 11.7% of the Company's total sales volume during fiscal 1996. Sales of confectionery items and the gross margin derived therefrom for the fiscal years ending September 30, 1996, 1995 and 1994 are set forth below:



                                       (Dollars in Millions)

                                    Fiscal Year Ended September 30,
                                 -------------------------------------
                                  1996           1995            1994
                                 ------         ------          ------

Sales                            $20.6          $19.4           $19.6
Gross Margin                       3.0            2.5             2.8
Gross Margin Percentage           14.6%          13.1%           14.5%


     The Company supplies customers with over 1,800 different types of candy and related products, including chocolate bars, chewing gum, peanuts and cough drops. Major brand names include products manufactured by Hershey (Reese's, Kit Kat and Hershey), Mars (Snickers, M&M's and Milky Way), William Wrigley and Planters-Lifesavers. The Company also markets its own private label candy under a manufacturing agreement with Willmar Cookie & Nut Company.

     OTHER PRODUCT LINES. Over the past six years, ADC's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. ADC's other product lines include water, soft drinks and other beverages, groceries, paper products, health and beauty care products and institutional food products. In fiscal 1996, ADC's sales of these product lines increased slightly to $28.9 million compared to $28.8 million in fiscal 1995. This increase was the result of a 20% increase in sales of other products in the Springfield, Missouri distribution center due to expansion of the customer base. This increase more than offset a $1.8 million reduction in sales of nonalcoholic beverages due to downsizing the Denver facility in September 1995. During fiscal 1996 the gross profit margin on these types of products was 17.7%, compared to a 9.6% margin on cigarette and tobacco products.

COMPETITION

     The distribution business is highly competitive. There are many distribution companies operating in the same geographical regions as the Company, and competition in the distribution industry is intense. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and regional wholesalers such as Minter-Weisman Co. (Minneapolis, Minnesota) and Farner-Bocken (Carroll, Iowa) along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to the Company's. Therefore, the Company seeks to distinguish itself from its competitors by offering a higher level of customer service.

GOVERNMENT REGULATION

     Various state government agencies regulate the distribution of cigarettes and tobacco products in several ways, including the imposition of excise taxes, licensing and bonding requirements. Complying with these regulations is a very time-consuming, expensive and labor-intensive undertaking. For example, each state (as well as certain cities and counties) require the Company to collect excise taxes ranging from $1.20 to $4.80 per carton on all cigarettes sold by it in the state. Such excise taxes must be paid in advance and, in most states, is evidenced by a stamp which must be affixed to each package of cigarettes.

EMPLOYEES

     As of September 30, 1996, the Company had 400 full-time and part-time employees in the following areas:

                Managerial                      13
                Administrative                  52
                Sales & Marketing               98
                Warehouse                      159
                Delivery                        78
                                               ---
                  Total Employees              400
                                               ===

     None of the Company's employees are subject to any collective bargaining agreements with the Company and management believes its relations with its employees are good.


ITEM 2. PROPERTIES

     The location and approximate square footage of the nine principal distribution centers operated by ADC as of September 30, 1996 are set forth below:


     Location                                     Square Feet
     --------                                     -----------

Aberdeen, South Dakota                               13,500
Bismarck, North Dakota                                9,600
Casper, Wyoming                                      15,000
Denver, Colorado                                     41,000
Hutchinson, Kansas                                   31,950
Olathe, Kansas                                        7,500
Omaha, Nebraska                                      70,300
Rapid City, South Dakota                             21,600
Springfield, Missouri                                97,000
                                                    -------
     Total                                          307,450
                                                    =======

     ADC owns its distribution facility in Bismarck, North Dakota. The Company owns one other building that is no longer used as distribution facility and is listed for sale. Each of these facilities is subject to a first mortgage securing borrowings under the Company's revolving credit facility (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Capital Resources" in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996).

     The Company leases its remaining distribution facilities, various offices and certain equipment under noncancelable operating leases. Leases for the eight distribution facilities leased by the Company have terms expiring from 1996 to 2002. Minimum future lease commitments for these properties and equipment total approximately $2,237,000 as of September 30, 1996. Minimum payments will be reduced by minimum sublease rentals totaling $107,532 due in the future under noncancelable subleases.

     Effective October 15, 1996, the Company closed its Denver facility and subleased the remaining 41,000 square feet of facility to the tenant who occupies the other one-half of the building. Also, effective November 1, 1996, the Company vacated its 31,950 square foot Hutchinson distribution facility and leased a 3,500 square foot facility which operates as a cross-dock distribution point. Management believes that its existing facilities are adequate for the Company's present level of operations and will be capable of accommodating the Company's anticipated growth.

     In addition, the Company owns a condominium in the Cayman Islands which had a book value of approximately $838,000 as of September 30, 1996. The Company uses the condominium in furtherance of its business strategies and is evaluating the costs and benefits associated with retaining the condominium. The Company and AMCON Corporation, the former parent of the Company, purchased the condominium in 1990 for total consideration of $1,099,250. Of this amount, the Company paid $474,970 in cash. AMCON Corporation paid the remaining $624,280 and financed $550,000 of this amount through a loan from a bank which was evidenced by a note (the "Note") and was secured by a first mortgage on the condominium.

      AMCON Corporation transferred its ownership interest in the condominium to the Company as of September 30, 1992 at its net book value of $591,596 in partial payment of an intercompany debt owed by AMCON Corporation to the Company. AMCON Corporation made all payments on the Note prior to the transfer of the condominium to the Company. On the date of transfer, the outstanding principal balance of the Note was $424,822 and the Company recorded a subordinated note payable to AMCON Corporation of an equal amount. The terms of the subordinated note were the same as the terms of the Note and the Company made payments on the subordinated note by making payments on behalf of AMCON Corporation to the bank holding the Note. The Note was repaid in full in April 1996.


     The Company owns the condominium in fee simple. However, under an agreement with AMCON Corporation, the greater of the first $400,000 of the net gain or one-half of the net gain from the ultimate sale of this property will be allocated to AMCON Corporation. See "CERTAIN TRANSACTIONS."


ITEM 3. LITIGATION AND REGULATORY PROCEEDINGS.

     The Company is subject to claims and litigation in the ordinary course of its business. However, in the opinion of management, no currently pending legal proceedings or claims against the Company will, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations. The Company believes that all of its real property is in compliance with all regulations regarding the discharge of toxic substances into the environment and is not aware of any condition at its properties that could have a material adverse affect on its financial condition or results of operations. In that regard, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of all security holders during the fourth quarter ended September 30, 1996.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The Company's day-to-day affairs are managed by its executive officers, who are appointed by the Board of Directors for terms of one year. The Company has entered into employment agreements with Mr. Wright and Ms. Evans, each with a term expiring on December 31, 1997. Mr. Howard performs his duties under the terms of a consulting agreement which expires on December 31, 1997. The executive officers of ADC are as follows:


      Name                       Age                  Position
      ----                       ---                  --------

William F. Wright                 54         Chairman of the Board and Chief
                                             Corporate Officer, Director

Kathleen M. Evans                 49         President and Chief Executieve
                                             Officer, Director

J. Tony Howard                    52         Executive Vice President
                                             and Secretary, Director

Michael D. James                  35         Chief Financial Officer and
                                             Treasurer

Chris M. Pudenz                   29         Controller and Assistant
                                             Secretary

    WILLIAM F. WRIGHT has served as the Chairman and Chief Executive Officer of AMCON Corporation (the former parent of ADC) since 1976 and as Chairman of the Company since 1981. From 1968 to 1984, Mr. Wright practiced corporate and securities law in Lincoln, Nebraska. Mr. Wright is a graduate of the University of Nebraska and Duke University School of Law and is a certified public accountant. Mr. Wright is also a director of Gold Banc Corporation, Inc.

    KATHLEEN M. EVANS became President and Chief Executive Officer of ADC in February 1991. Prior to that time she served as Vice President of AMCON Corporation from 1985. From 1978 until 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.

    J. TONY HOWARD has served as President of Nebraska Distributing Company ("NDC") since 1978. NDC is engaged in the beer and wine wholesaling business and is a wholly owned subsidiary of AMCON Corporation, the former parent of the Company. In February 1991, Mr. Howard was appointed as Secretary and Treasurer of the Company, and in 1993 he became the Executive Vice-President of the Company. He served as Treasurer until June 1994.

    MICHAEL D. JAMES became Chief Financial Officer and Treasurer of ADC in June 1994. He is a certified public accountant and is responsible for all financial functions within the Company. Prior to joining ADC, Mr. James practiced accounting for ten years with the firm of Price Waterhouse, serving as the senior tax manager of the Omaha, Nebraska office from 1992 until 1994. Mr. James graduated from Kansas State University in 1983.

    CHRIS M. PUDENZ joined ADC in August 1993 as Controller and Assistant Secretary. Mr. Pudenz is a certified public accountant, and before joining the Company he served in the audit and international consulting practices of Price Waterhouse for four years. He graduated from Creighton University in 1989.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1996 under the heading "Market for Common Stock" on page 4.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1996 under the heading "Selected Financial Data" on pages 2 and 3.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1996 under the heading "Managements Discussion and Analysis" on pages 5 through 11.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and accompanying notes, together with the report of independent accountants are incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1996 on pages F-1 through F-19.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on March 12, 1997, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

     During the Company's most recent fiscal year, Matthew F. Wright and Mark
A. Wright, each of which is a more than ten percent owner of the Company's outstanding Common Stock failed to file, on a timely basis, Statement of Changes of Beneficial Ownership (Form), as required by section 16(a) of the Securities Exchange Act of 1934, as amended. None of these failures resulted in any transactions with respect to the Common Stock of the Company being unreported.


ITEM 11.  EXECUTIVE COMPENSATION.

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on March 12, 1997, contains under the captions "Compensation of Directors", Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference. The information set forth under the captions "Report of Compensation Committee on Executive Compensation" and "Company Performance" is expressly excluded from such incorporation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on March 12, 1997, contains under the caption "Voting Securities and Beneficial Ownership Thereof by Principal Stockholders, Directors and Officers" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In January 1995, the Company made an advance of $125,000 to William F. Wright, Chairman of the Board, Chief Corporate Officer and a principal shareholder of the Company. This advance was recorded as a note receivable, bearing interest at 7.5%, and was due September 30, 1996. The interest rate on the note was retroactively amended during the year to 9.0%. The balance of the note receivable, plus accrued interest was $144,695 at September 30, 1996. Subsequent to September 30, 1996, the terms of the note were amended to require installments of $25,000 in January 1997, $50,000 in June 1997 and the balance in September 1997.

     Prior to February 25, 1994, the Company was a subsidiary of AMCON Corporation, which owned 87.5% of the issued and outstanding shares of the Company's Common Stock. AMCON Corporation's other principal asset is a subsidiary corporation that is engaged in the beer distribution business in Omaha, Nebraska. As a condition to obtaining an additional distribution franchise with a major U.S. beer brewery, AMCON Corporation agreed to divest its interest in the Company. Therefore, on February 25, 1994, AMCON Corporation distributed its shares of the Company's Common Stock to the shareholders of AMCON Corporation who, as a result, became shareholders of the Company.

     AMCON Corporation engages in certain transactions with the Company, including the provision of offices and administrative services by AMCON Corporation to the Company. The cost of the shared facilities are apportioned between them based on their respective usages thereof and on terms no less favorable than would otherwise be available from unaffiliated parties. The Company was charged $60,000, $60,000, and $60,000 by AMCON Corporation during the years ended September 30, 1996, 1995, and 1994, respectively, as consideration for such services, which is included in the Company's selling, general and administrative expenses for those years.

     In September 1992, the Company was the maker of a junior subordinated promissory note in the amount of $424,822 to AMCON Corporation. The note was repaid in full in April 1996. Interest on the loan was 3.0% over prime rate. Amounts paid to AMCON Corporation on this note were applied by AMCON


Corporation to principal and interest payments on the first mortgage loan secured by the condominium in the Cayman Islands.

     The Company borrowed $550,000 from Allen D. Petersen, a director and principal shareholder of the Company, in June 1993 in connection with the acquisition of Sheya Brothers. See "BUSINESS-General." This loan was repaid in November 1993. Interest on the loan was payable at an annual rate equal to 2% over Mr. Petersen's cost of funds. In connection with the loan, the Company issued Mr. Petersen a warrant to purchase 61,250 shares of the Company's Common Stock (as adjusted for the stock split of approximately 214 to one declared on June 2, 1994) at an exercise price equal to the per share book value of the Company as of the end of the most recent quarter. The warrant expired on May 28, 1996.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   (1) FINANCIAL STATEMENTS
       The following financial statements of AMCON Distributing Company are incorporated by reference under Item 8. The Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996 is attached as Exhibit 13.


                                                             Reference Page
                                                          Annual Stockholders
                                                                Report

       Report of Independent Accountants                          F-1
       Balance Sheets as of September 30, 1996
          and 1995                                                F-2
       Statements of Income for the Years Ended
          September 30, 1996, 1995, and 1994                      F-3
       Statements of Shareholders' Equity for the Years
          Ended September 30, 1996, 1995 and 1994                 F-4
       Statements of Cash Flows for the Years Ended
          September 30, 1996, 1995 and 1994                       F-6

       Notes to Financial Statements                              F-7

       (2)FINANCIAL STATEMENT SCHEDULES

        Report of Independent Accountants                         S-1

        Schedule II - Valuation and Qualifying Accounts           S-2


(B) EXHIBITS AND REPORTS ON FORM 8-K

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

     10.1 Grant of Exclusive Manufacturing Rights, dated October 1, 1993, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Private Label Manufacturing Agreement and Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

     10.2 Credit and Security Agreement, dated July 25, 1994, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

     10.3 AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

     10.4 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

     10.5 Employment Agreement, dated July 1, 1994, between the Company and William F. Wright (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

     10.6 Employment Agreement, dated July 1, 1994, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement of Form S-1 (Registration No. 33-82848) filed on August 15, 1994)



     10.7 Consulting Agreement, dated July 1, 1994, between the Company and Nebraska Distributing Company relating to services of J. Tony Howard (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

     11.1  Statement re: computation of per share earnings

     13.1 Annual Report to Stockholders for the Fiscal Year Ended September 30, 1996.

     27.0  Financial Data Schedules

      (b)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Company during the fourth quarter ended September 30, 1996.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 23rd day of December, 1996.


                                               AMCON DISTRIBUTING COMPANY

                                           By: /s/ Kathleen M. Evans
                                               ----------------------
                                               Kathleen M. Evans, President




     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 23rd day of December, 1996.

       Signature                                   Title
       ---------                                   -----

/s/ William F. Wright                      Chairman of the Board, Chief
------------------------                   Corporate Officer and Director
William F. Wright

/s/ Kathleen M. Evans                      Chief Executive Officer, President
------------------------                   (Principal Executive Officer) and
Kathleen M. Evans                          Director

/s/ Michael D. James                       Chief Financial Officer and
------------------------                   Treasurer (Principal Financial and
Michael D. James                           Accounting Officer)

/s/ J. Tony Howard                         Executive Vice President,
------------------------                   Secretary and Director
J. Tony Howard

/s/ Allen D. Petersen                      Director
------------------------
Allen D. Petersen

/s/ William R. Hoppner                     Director
------------------------
William R. Hoppner


