Form 10-Q
period 1996-12-31
AMCON DISTRIBUTING CO
filed 1997-02-11
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1996

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

                        Yes     X      No
                             -------       -------
The Registrant had 2,445,903 shares of its $.01 par value common stock outstanding as of January 31, 1997.




                                                                     Form 10-Q
                                                                    1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at December 31, 1996
          and at September 30, 1996                                       3

          Statements of income for the three month periods
          ended December 31, 1996 and December 31, 1995                   4

          Statements of cash flows for the three-month periods
          ended December 31, 1996 and December 31, 1995                   5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               10


Part I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           AMCON Distributing Company
                                 Balance Sheets
                     December 31, 1996 and September 30, 1996
--------------------------------------------------------------------------------
                                                  (Unaudited)
                                                  December 31,     September 30,
                                                      1996             1996
                                                  ------------     ------------
                       ASSETS
Current assets:
  Cash                                            $     17,007      $     21,497
  Marketable securities                                136,191          148,113
  Accounts receivable, less allowance
    for doubtful accounts of $197,695
    and $195,961                                    10,512,700       10,344,002
  Note and interest receivable from officer            147,500          144,695
  Inventories                                        7,804,415        6,849,515
  Deferred income taxes                                 75,209           75,209
  Other                                                163,486          164,777
                                                  ------------     ------------
     Total current assets                           18,856,508       17,747,808

Fixed assets, net                                    3,496,829        3,033,257
Investments                                            478,547          843,375
Other assets                                         1,015,744        1,401,153
                                                  ------------     ------------
                                                  $ 23,847,628     $ 23,025,593
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $  6,547,841     $  4,102,868
  Accrued expenses                                     644,045          675,958
  Accrued wages, salaries and bonuses                  306,005          459,873
  Income taxes payable                               1,203,778          643,568
  Current portion of long-term debt                    356,593          293,665
                                                  ------------     ------------
     Total current liabilities                       9,058,262        6,175,932
                                                  ------------     ------------

Deferred income taxes                                  125,998          276,556
Long-term debt, less current portion                 8,472,703        9,951,495

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized, none and 250,000 shares
   issued and outstanding (redemption value:
   $1,200,000)                                               -            2,500
  Common stock, $.01 par value, 5,000,000
   shares authorized, 2,450,000 shares
   issued and outstanding                               24,500           24,500
  Additional paid-in capital                         2,213,828        3,411,328
  Unrealized gain on investments available-
   for-sale, net of $137,670 and $288,227 tax          190,115          398,028
  Retained earnings                                  3,775,537        2,798,569
                                                  ------------     ------------
                                                     6,203,980        6,634,925
Less treasury stock, 4,097 shares, at cost             (13,315          (13,315)
                                                  ------------     ------------
     Total shareholders' equity                      6,190,665        6,621,610
                                                  ------------     ------------
                                                  $ 23,847,628     $ 23,025,593
                                                  ============     ============


   The accompanying notes are an integral part of these financial statements.



                            AMCON Distributing Company
                               Statements of Income
              for the three months ended December 31, 1996 and 1995
                                    (Unaudited)
--------------------------------------------------------------------------------
                                                1996            1995
                                            -----------     -----------
Sales (including excise taxes
 of $9.8 million and $9.7 million,
 respectively)                              $41,375,261     $41,266,106

Cost of sales                                36,684,198      36,103,998
                                            -----------     -----------

     Gross profit                             4,691,063       5,162,108

Selling, general and administrative
 expenses                                     3,797,862       4,184,936
Depreciation and amortization                   196,964         184,485
                                            -----------     -----------
                                              3,994,826       4,369,421
                                            -----------     -----------

     Income from operations                     696,237         792,687

Other expense (income):
  Interest expense                              192,805         306,962
  Other income, net                          (1,152,445)        (74,864)
                                            -----------     -----------
                                               (959,640)        232,098
                                            -----------     -----------

Income before income taxes                    1,655,877         560,589

Income tax expense                              678,910         235,447
                                            -----------     -----------

Net income                                      976,967         325,142

Accretion of preferred stock                          -          25,000
                                            -----------     -----------
Net income attributable
 to common shareholders                     $   976,967     $   300,142
                                            ===========     ===========

Earnings per common and common
 equivalent share attributable
 to common shareholders                     $      0.40     $      0.12
                                            ===========     ===========

Weighted average common and common
 equivalent shares outstanding                2,450,028       2,471,134
                                            ===========     ===========


     The accompanying notes are an integral part of these financial statements.




                           AMCON Distributing Company
                            Statements of Cash Flows
                for the three months ended December 31, 1996 and 1995
                                   (Unaudited)
-------------------------------------------------------------------------------
                                                           1996          1995
                                                        ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  976,967    $ 325,142
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                          196,964      184,485
    Gain on sales of fixed assets, land
     held for sale and securities                          (24,681)     (19,096)
    Gain on sale of Denver beer distributorship         (1,102,205)           -
    Proceeds from sale of trading securities                24,600            -
    Purchases of trading securities                              -      (14,825)
    Changes in assets and liabilities:
      Accounts receivable                                 (627,748)    (288,042)
      Inventories                                       (1,393,148)     (60,916)
      Other current assets                                   1,291      (15,188)
      Accounts payable                                   2,444,973      268,162
      Accrued expenses and accrued wages,
       salaries and bonuses                               (185,781)    (178,154)
      Income taxes payable                                 560,210      105,047
                                                        ----------   ----------

 Net cash provided by operating activities                 871,442      306,615
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                               (255,111)     (84,316)
  Purchase of water bottling assets                       (456,705)           -
  Proceeds from sales of fixed assets                       45,787       53,191
  Proceeds from sale of Denver beer
   distributorship                                       2,371,994            -
  Proceeds from sale of available-for-sale
   securities                                               33,967            -
                                                        ----------   ----------

  Net cash provided by (used in)
   investing activities                                  1,739,932      (31,125)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                             363,961            -
  Net (payments) proceeds on bank credit agreement      (1,694,414)     146,994
  Payments on long-term and subordinated debt              (85,411)    (405,724)
  Redemption of preferred stock                         (1,200,000)           -
                                                        ----------   ----------

  Net cash used in financing activities                 (2,615,864)    (258,730)
                                                        ----------   ----------

Net (decrease) increase in cash                             (4,490)      16,760

Cash, beginning of period                                   21,497       14,597
                                                        ----------   ----------
Cash, end of period                                     $   17,007   $   31,357
                                                        ==========   ==========


    The accompanying notes are an integral part of these financial statements.




                           AMCON Distributing Company
                         Notes to Financial Statements
                            December 31, 1996 and 1995
-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of AMCON Distributing Company (the "Company") have been prepared on the same basis as the audited financial statements for the year ended September 30, 1996, and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein, such adjustments consist of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 1996, which are included in the Company's Annual Report to Stockholders filed with Form 10-K. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

2.  NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net income attributable to common shareholders was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period.

3.  SALE OF BEER DISTRIBUTORSHIP

On October 4, 1996, the Company sold its beer distributorship assets located in Denver, Colorado for $2.4 million. The gain associated with the sale was $1,102,000. The Company's operating expenses associated with closing the Denver facility were $255,000 during the first quarter ended December 31, 1996.


4.  PURCHASE OF WATER BOTTLING ASSETS

On November 18, 1996, the Company purchased the equipment, inventory, trademarks and franchises of a water bottling company. The Company moved the equipment to one of its existing distribution facilities and began bottling water, under the American Star label, for sale to its customers and other wholesale distributors in January 1997. The cost of the water bottling assets plus moving and installation charges was $457,000.

5.  REDEMPTION OF PREFERRED STOCK

On December 23, 1996, the Company redeemed all 250,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock at a price of $4.80 per share or $1,200,000. The Company redeemed the Preferred Stock in order to avoid the future payment of the 12% cumulative dividend associated with the Preferred Stock that would accrue after December 23, 1996. The redemption was financed through the Facility.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month periods ended December 31, 1996 and December 31, 1995

Sales for the three months ended December 31, 1996 increased 0.3% to $41.4 million, compared to $41.3 million for the same period in prior fiscal year. The beer distributorship in Denver, Colorado was sold in October 1996. Beer and beverage sales related to the Denver facility declined $1.2 million during the first quarter as compared to the prior year as a result of the sale of the operation. Sales from the core distribution business during the first quarter increased by $1.3 million over the prior year as follows: Cigarette sales increased $291,000 primarily due to price increases over the prior year. Food service sales increased $274,000 primarily due to increased sales related to the Company's branded food service program. Tobacco sales increased $221,000, candy sales increased $285,000 and all other product sales increased by $184,000 due to increase in the demand for such products from the customer base.

Gross profit decreased 9.1% to $4.7 million for the three months ended December 31, 1996 from $5.2 million over the same period during the prior year. Gross profit as a percent of sales declined to 11.3% for the quarter ended December 31, 1996 compared to 12.5% for the quarter ended December 31, 1995. The decrease in gross profit was primarily attributable to the sale of the Denver beer distributorship which accounted for a $441,000 reduction in gross profit, and a $320,000 or 16.7% reduction in purchase discounts from cigarette manufacturers on the Company's private label cigarettes. These reductions in gross profit were offset by a $290,000 increase in gross profit from the increased sales of cigarettes, tobacco, food service and other products.

Sales of the Company's private label cigarette have continued to decline since 1993 when cigarette manufacturers substantially reduced the price of premium brand cigarettes. Management anticipates that the volume of private label cigarettes could continue to decline by as much as 10% to 20%. If such a decline is realized, gross profit from private label cigarette sales could decrease annually by $150,000 to $300,000 in fiscal 1997 and 1998.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, decreased 8.6% or $375,000 to $4.0 million for the quarter ended December 31, 1996 compared to the same period in fiscal 1995. The decrease was primarily due to the sale of the Denver beer distributorship and the subsequent closing of the Denver facility. As a percentage of sales, total operating expense decreased to 9.7% from 10.6% during the same period in the prior year.

As a result of the above, income from operations for the quarter ended December 31, 1996 decreased $96,000 to $696,000.

Interest expense for the three months ended December 31, 1996 decreased 37.2% over the same period in the prior year. The decrease was primarily due to a $5.1 million reduction in the average amount borrowed under the Company's revolving credit facility with a bank (the "Facility") during the period. The Company was able to reduce average borrowings under the Facility as a result of the cash generated from the sale of the Denver beer distributorship during the quarter and the sale of a building in the fourth quarter of fiscal 1996.

Other income for the three months ended December 31, 1996 was generated primarily by the gain associated with the sale of the Denver beer distributorship of $1.1 million.

As a result of the above factors, net income attributable to common shareholders during the three months ended December 31, 1996 was $976,967 compared to $300,142 for the three months ended December 31, 1995.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1996, the Company's operating income is subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing which affects the market for generic and private label cigarettes. The Company continues to remain dependent on cigarette sales which represent approximately 66% of its revenue. Net income remains heavily dependent on sales of the Company's private label cigarettes and volume discounts received in connection with such sales. The Company continues to evaluate various steps it may take to improve net income in future periods, including acquisitions of distributing companies and continued sales of assets that are no longer essential to its primary business activities, such as, marketable securities, investments and certain real estate. An analysis of such assets held at December 31, 1996 is as follows:

                                            ESTIMATE OF GAIN
                                    -------------------------------
                                    December 31,      September 30,
  DESCRIPTION OF ASSET                  1996              1996
  --------------------              ------------      -------------

  Investments (available-for-sale)     $328,000          $686,000
  Condominium & furnishings             450,000           450,000

Investments consist of 83,000 and 86,500 shares of Cayman Water Company Limited
(CWC), a public company which is listed on NASDAQ, at December 31, 1996 and September 30, 1996, respectively. The Company's basis in the securities was $151,000 and $157,000 and the fair market value of the securities was $479,000 and $843,000 on December 31, 1996 and September 30, 1996, respectively. The fair market value of the securities on January 31, 1997 was $399,000. During the quarter ended December 31, 1996, the Company sold 3,500 shares of CWC and recognized a gain of approximately $28,000.

The condominium and furnishings consist of a condominium in the Cayman Islands which is used in furtherance of the Company's business marketing strategies. The costs and benefits associated with retaining the condominium are being evaluated in relation to the current business strategies of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1996, the Company increased cash flow from operating activities through increases in accounts payable due to additions to the cigarette inventory to supply calendar year end promotions offered by cigarette manufacturers. Cash was provided by investing activities through the sale of the Denver, Colorado beer distributorship for $2.4 million and was utilized in investing activities during the three month period ended December 31, 1996 primarily to purchase water bottling assets for $457,000 and to purchase additional delivery vehicles. Cash was utilized in financing activities to make payments on the Facility and to redeem all of the Company's outstanding Preferred Stock.

The Company had working capital of approximately $9.8 million as of December 31, 1996 compared to $11.6 million as of September 30, 1996. The Company's debt to equity ratio was 2.85 at December 31, 1996 compared to 2.48 at September 30, 1996.

The Facility allows the Company to borrow up to $10 million at any time with an option to borrow up to an additional $3 million for a period of 90 days. The Company may exercise this option up to twice per year. As of December 31, 1996, the Company had borrowed approximately $7.7 million under the Facility.

The Company also maintains a $1,250,000 non-revolving line of credit used to finance the purchase of trucks and delivery equipment. Advances against the non-revolving line of credit were $932,000 through December 31, 1996. The amount available on the non-revolving line of credit was $318,000 at December 31, 1996. The line of credit is secured by a first lien on the delivery vehicles purchased with the loan proceeds.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the Facility and the non-revolving line of credit, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable future working capital and capital expenditure requirements.

CONCERNING FORWARD LOOKING STATEMENTS

This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements: changing market conditions with regard to cigarettes and the demand for the Company's products, domestic regulatory risks, competitive and other risks over which the Company has little or no control. Any changes in such factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and transactions in which goods or services are the consideration received for the issuance of equity instruments. This statement requires that an employer's financial statements include certain disclosures about stock-based compensation regardless of the method used to account for them. Adoption is required for fiscal years beginning after December 15, 1995, the Company's Fiscal 1997 or earlier. The Company is accounting for its stock-based employee compensation plans and transactions in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."


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

10.10 Employment Agreement, dated July 1, 1994, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement of Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

10.11 Consulting Agreement, dated July 1, 1994, between the Company and Nebraska Distributing Company relating to services of J. Tony Howard (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15,1994)

10.12 Agreement, dated November 2, 1994, between Company and Cable Car Beverage Corporation (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

11.1   Statement re: computation of per share earnings

27.0   Financial Data Schedules

(b)    Reports on Form 8-K

       A report on Form 8-K was filed on October 15, 1996 to report an Item 2 transaction regarding the sale of the Denver beer distributorship assets. A report on Form 8-K/A was filed on December 3, 1996 to report the same transaction and to include pro-forma financial statements for the year ended September 30, 1996 reflecting such transaction.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     February 10, 1997       Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & CEO and
                                    Principal Executive Officer


Date:     February 10, 1997       Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer