Form 10-Q
period 1997-03-31
AMCON DISTRIBUTING CO
filed 1997-05-07
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

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
The Registrant had 2,445,903 shares of its $.01 par value common stock outstanding as of April 30, 1997.


                                                                     Form 10-Q
                                                                    2nd
Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at March 31, 1997
          and at September 30, 1996                                       3

          Statements of income for the three and six-month
          periods ended March 31, 1997 and March 31, 1996                 4

          Statements of cash flows for the three and six-month
          periods ended March 31, 1997 and March 31, 1996                 5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
11



Part I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           AMCON Distributing Company
                                 Balance Sheets
                     March 31, 1997 and September 30, 1996
--------------------------------------------------------------------------------
-

                                                  (Unaudited)
                                                   March 31,       September
30,
                                                      1997              1996
                                                  -----------
-------------
                       ASSETS
Current assets:
  Cash                                         $    24,672       $     21,497
  Marketable securities                               149,250
148,113
  Accounts receivable, less allowance
    for doubtful accounts of $203,505
    and $195,961                                     9,873,989
10,344,002
  Note and interest receivable from officer            125,083
144,695
  Inventories                                        7,107,186
6,849,515
  Deferred income taxes                                 75,209
75,209
  Other                                                107,068
164,777
                                                  ------------
------------
     Total current assets                           17,462,457
17,747,808

Fixed assets, net                                    3,673,620
3,033,257
Investments                                            396,848
843,375
Other assets                                           898,436
1,401,153
                                                  ------------
------------
                                                  $ 22,431,361      $
23,025,593
                                                  ============
============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $  5,498,178      $
4,102,868
  Accrued expenses                                     582,065
675,958
  Accrued wages, salaries and bonuses                  426,659
459,873
  Income taxes payable                                 795,309
643,568
  Current portion of long-term debt                    340,995
293,665
                                                  ------------
------------
     Total current liabilities                       7,643,206
6,175,932
                                                  ------------
------------

Deferred income taxes                                   91,685
276,556
Long-term debt, less current portion                 8,421,619
9,951,495

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized, none and 250,000 shares
   issued and outstanding at March 31, 1997
   and September 30, 1996, respectively                      -
2,500
  Common stock, $.01 par value, 5,000,000
   shares authorized, 2,450,000 shares
   issued and outstanding                               24,500
24,500
  Additional paid-in capital                         2,213,828
3,411,328
  Unrealized gain on investments available-
   for-sale, net of $103,356 and $288,227 tax          142,730
398,028
  Retained earnings                                  3,907,108
2,798,569
                                                  ------------
------------
                                                     6,288,166
6,634,925
Less treasury stock, 4,097 shares, at cost             (13,315)
(13,315)
                                                  ------------
------------
     Total shareholders' equity                      6,274,851
6,621,610
                                                  ------------
------------
                                                  $ 22,431,361      $
23,025,593
                                                  ============
============


   The accompanying notes are an integral part of these financial statements.







                            AMCON Distributing Company
                               Statements of Income
              for the three and six months ended March 31, 1997 and 1996
                                    (Unaudited)
--------------------------------------------------------------------------------
----

                                      For the three months           For the
six months
                                        ended March 31                 ended
March 31
                                    -------------------------
--------------------------
                                        1997          1996
1997           1996
                                    -----------   -----------
------------   -----------
Sales (including excise taxes
 of $9.9 million and $9.2 million,
 and $19.7 million and $18.9
 million, respectively)             $40,020,268   $39,509,118
$81,395,529   $80,775,224
Cost of sales                        35,648,916    35,097,370
72,333,114    71,201,368
                                    -----------   -----------
-----------   -----------
     Gross profit                     4,371,352     4,411,748
9,062,415     9,573,856
Selling, general and
 administrative  expenses             3,803,024     3,995,285
7,600,886     8,180,221
Depreciation and amortization           213,745       200,227
410,709       384,712
                                    -----------   -----------
-----------   -----------

   Income from operations               354,583       216,236
1,050,820     1,008,923

Other expense (income):
  Interest expense                      199,061       295,848
391,866       602,810
  Other expense (income), net           (67,482)       39,131
(1,219,927)      (35,733)
                                    -----------   -----------
-----------   -----------

Income(loss) before income taxes        223,004      (118,743)
1,878,881
441,846

Income tax (benefit) expense             91,431       (49,872)
770,341       185,575
                                    -----------   -----------
-----------   -----------

Net (loss) income                       131,573       (68,871)
1,108,540       256,271
Accretion of preferred stock                  -        25,000
-        50,000
                                    -----------   -----------
-----------   -----------
Net income (loss) attributable
 to common shareholders             $   131,573   $   (93,871)    $
1,108,540   $   206,271
                                    ===========   ===========
===========   ===========
Earnings (loss) per common and
 common equivalent share
 attributable to common
 shareholders                       $      0.05   $    ($0.04)    $
0.45   $      0.08
                                    ===========   ===========
===========   ===========

Weighted average common and
 common equivalent shares
 outstanding                          2,451,529     2,462,632
2,450,080     2,464,260
                                    ===========   ===========
===========   ===========


        The accompanying notes are an integral part of these financial statements.




                           AMCON Distributing Company
                            Statements of Cash Flows
                for the six months ended March 31, 1997 and 1996
                                   (Unaudited)
--------------------------------------------------------------------------------
----

                                                          1997           1996
                                                          -----------
-----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,108,540    $
256,271
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                             410,709
384,712
    (Gain) loss on sales of fixed assets, and
      trading securities                                      (52,950)
8,923
    Gain on sale of Denver beer distributorship
(1,102,205)             -
    Purchases of trading securities                                  -
(14,825)
    Proceeds from sale of trading securities                   24,600
13,518
    Changes in assets and liabilities:
      Accounts receivable                                      33,380
43,526
      Inventories                                            (695,919)
(66,222)
      Other current assets                                     57,709
(75,825)
      Other assets                                            (22,497)
(36,000)
      Accounts payable                                      1,395,310
556,027
      Accrued expenses and accrued wages,
        salaries, and bonuses                                (127,107)
135,695
      Income taxes payable                                    151,741
(54,064)
                                                          -----------
-----------

  Net cash provided by operating activities                 1,181,311
1,151,736
                                                          -----------
-----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                  (516,508)
(367,704)
  Purchases of water bottling company assets
(456,705)             -
  Proceeds from sales of fixed assets                          71,662
64,891
  Proceeds from sales of available-for-sale securities
33,967              -
  Proceeds from sale of Denver beer distributorship
2,371,994              -
                                                          -----------
-----------
  Net cash provided by (used in) investing activities       1,504,410
(302,813)
                                                          -----------
-----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                363,961
105,400
  Net (payments) proceeds on bank credit agreement         (1,662,244)
(362,965)
  Payments on long-term and subordinated debt                (184,263)
(565,337)
  Redemption of preferred stock
(1,200,000)             -
                                                          -----------
-----------

  Net cash used in financing activities                    (2,682,546)
(822,902)
                                                          -----------
-----------


Net increase (decrease)in cash                                  3,175
26,021

Cash, beginning of period                                      21,497
14,597
                                                          -----------
-----------

Cash, end of period                                       $    24,672    $
40,618
                                                          ===========
===========



    The accompanying notes are an integral part of these financial statements.




                           AMCON Distributing Company
                         Notes to Financial Statements
                            March 31, 1997 and 1996
-------------------------------------------------------------------------------



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

2.  NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net income attributable to common shareholders was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period. Earnings used in the calculation for the three and six months ended March 31, 1996 are reduced by accretion on preferred stock.

3.  SALE OF BEER DISTRIBUTORSHIP

On October 4, 1996, the Company sold its beer distributorship assets located in Denver, Colorado for $2.4 million. The gain associated with the sale was $1,102,000. The Company's operating expenses associated with closing the Denver facility were $250,000 during the six months ended March 31, 1997.

4.  PURCHASE OF WATER BOTTLING ASSETS

On November 18, 1996, the Company purchased the equipment, inventory, trademarks and franchises of a water bottling company. The Company moved the equipment to one of its existing distribution facilities and began bottling water, under the American Star label, for sale to its customers and other wholesale distributors in January 1997. The cost of the water bottling assets plus moving and installation charges was $499,000. The acquisition was financed with borrowings under the Company's revolving credit facility with a bank (the "Facility").

5.  REDEMPTION OF PREFERRED STOCK

On December 23, 1996, the Company redeemed all 250,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock at a price of $4.80 per share or $1,200,000. The Company redeemed the Preferred Stock in order to avoid the future payment of the 12% cumulative dividend associated with the Preferred Stock that would accrue after December 23, 1996. The redemption was financed with borrowings under the Facility.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and six-month periods ended March 31, 1997 and March 31, 1996

Sales for the three months ended March 31, 1997 increased 1.3% to $40.0 million, compared to $39.5 million for the same period in prior fiscal year. Beer and beverage sales related to the Denver facility declined $1.6 million during the second quarter as compared to the prior year as a result of the sale of the operation in October 1996. Sales from the core distribution business during the second quarter increased by $2.1 million over the prior year as follows: Cigarette sales increased $973,000 primarily due to price increases over the prior year. Food service sales increased $225,000 primarily due to increased sales related to the Company's branded food service program. Tobacco sales increased $345,000, candy sales increased $228,000 and all other product sales increased by $366,000 due to increase in the demand for such products from the customer base.

Sales for the six months ended March 31, 1997 increased 0.8% to $81.4 million compared to $80.8 million for the six months ended March 31, 1996. Beer and beverage sales related to the Denver facility declined $2.7 million during
the   six months ended March 31, 1997 as compared to the same period in the prior year as a result of the sale of the operation in October 1996. Sales from the core distribution business during the six months ended March 31, 1997 increased by $3.4 million over the prior year as follows: Cigarette sales increased $1.3 million primarily due to price increases over the prior year. Food service sales increased $499,000 primarily due to increased sales related to the Company's branded food service program. Tobacco sales increased $566,000, candy sales increased $514,000 and all other product sales increased by $548,000 due to increase in the demand for such products from the customer base.

Gross profit decreased 0.9% to $4.37 million for the three months ended March 31, 1997 from $4.41 million over the same period during the prior year. Gross profit as a percent of sales declined to 10.9% for the quarter ended March 31, 1997 compared to 11.2% for the quarter ended March 31, 1996. The decrease in gross profit was primarily attributable to the sale of the Denver beer distributorship which accounted for a $284,000 reduction in gross profit.
Gross profit decreased 5.3% to $9.1 million for the six months ended March 31, 1997 from $9.6 million over the same period during fiscal 1996. As a percent of sales, gross profit declined to 11.1% for the six months ended March 31, 1997 compared to 11.8% for the six month ended March 31, 1996. The decrease in gross margin was primarily attributable to the sale of the Denver beer distributorship which accounted for a $725,000 reduction in gross profit, and a $367,000 or 12.8% reduction in purchase discounts from cigarette manufacturers on the Company's private label cigarettes. These reductions in gross profit were offset by a $581,000 increase in gross profit from the increas ed sales of cigarettes, tobacco, food service and other products.

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

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, decreased 4.3% or $179,000 to $4.0 million for the quarter ended March 31, 1997 compared to the same period in fiscal 1996. The decrease was primarily due to the sale of the Denver beer distributorship and the subsequent closing of the Denver facility which accounted for a reduction in operating expenses of $370,000. This reduction was offset by an increase of $191,000 in operating expense by the other distribution centers which was incurred to support the increase in sales. As a percentage of sales, total operating expense decreased to 10.0% from 10.6% during the same period in the prior year.

For the six month period ended March 31, 1997, total operating expense decreased 6.5% or $553,000 to $8.0 million, compared to the same period in the prior year. The decrease was primarily due to the sale of the Denver beer distributorship and the subsequent closing of the Denver facility which accounted for a reduction in operating expenses of $802,000. This reduction was offset by an increase of $249,000 in operating expense by the other distribution centers which was incurred to support the increase in sales. As a percentage of sales, total operating expense for the six months ended March 31, 1997 decreased to 9.8% from 10.6% during the same period in the prior year.

As a result of the above, income from operations for the quarter ended March 31, 1997 increased $138,000 to $355,000. Income from operations for the six month period ended March 31, 1997 increased $42,000 to $1,051,000.

Interest expense for the three months ended March 31, 1997 decreased 32.7%, or $97,000, over the same period in the prior year. Interest expense for the six month period ended March 31, 1997 decreased 35.0%, or $211,000, compared to the six month period ended March 31, 1996. The decrease was primarily due to a $2.8 million and $4.0 million reduction in the average amount borrowed under the Company's revolving credit facility with a bank (the "Facility") during the three and six month periods ended March 31, 1997, respectively. Notwithstanding the $499,000 borrowed to finance the purchase and installation of the water bottling assets from November 1996 through January 1997 and the $1.2 million borrowed to finance the purchase of the Company's outstanding preferred stock in December 1996, the Company was able to reduce average borrowings under the Facility as a result of the cash generated from the sale of the Denver beer distributorship during the first quarter of fiscal 1997 and the sale of a building in the fourth quarter of fiscal 1996.

Other income of $67,000 for the three months ended March 31, 1997 consisted of gains on sales of fixed assets, recovery of prior years discounts from non-cigarette manufacturers, increase in market value of trading securities and other miscellaneous items, the majority of which are not expected to recur. Other income for the six months ended March 31, 1997 was generated primarily by the gain associated with the sale of the Denver beer distributorship of $1.1 million.

As a result of the above factors, net income attributable to common shareholders during the three months ended March 31, 1997 was $131,573 compared to a net loss of $93,872 for the three months ended March 31, 1996. Net income attributable to common shareholders during the six months ended March 31, 1997 was $1,108,540 compared to $206,270 for the six months ended March 31, 1996.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1996, the Company's operating income is subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing which affects the market for generic and private label cigarettes. The Company continues to remain dependent on cigarette sales which represent approximately 66% of its revenue. Net income remains heavily dependent on sales of the Company's private label cigarettes and volume discounts received in connection with such sales. The Company continues to evaluate various steps it may take to improve net income in future periods, including acquisitions of distributing companies and continued sales of assets that are no longer essential to its primary business activities, such as, marketable securities, investments and certain real estate. An analysis of such assets held at March 31, 1997 is as follows:

                                            ESTIMATE OF GAIN
                                    -------------------------------
                                     March 31,        September 30,
  DESCRIPTION OF ASSET                  1997              1996
  --------------------              ------------      -------------

  Investments (available-for-sale)     $245,000          $686,000
  Condominium & furnishings             450,000           450,000

Investments consist of 83,000 and 86,500 shares of Cayman Water Company Limited (CWC), a public company which is listed on NASDAQ, at March 31, 1997 and September 30, 1996, respectively. The Company's basis in the securities was $151,000 and $157,000 and the fair market value of the securities was $396,000 and $843,000 on March 31, 1997 and September 30, 1996, respectively. The fair market value of the securities on April 30, 1997 was $602,000. During the six months ended March 31, 1997, the Company sold 3,500 shares of CWC and recognized a gain of approximately $28,000.

The condominium and furnishings consist of a condominium in the Cayman Islands which is used in furtherance of the Company's business marketing strategies. The costs and benefits associated with retaining the condominium are being evaluated in relation to the current business strategies of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1997, the Company increased cash flow from operating activities through increases in accounts payable due to additions to the cigarette inventory to supply quarter end promotions offered by cigarette manufacturers. Cash was provided by investing activities through the sale of the Denver, Colorado beer distributorship for $2.4 million and was utilized in investing activities during the six month period ended March 31, 1997 primarily to purchase and install water bottling assets for $499,000 and to purchase additional delivery vehicles. Cash was utilized in financing activities to make payments on the Facility and to redeem all of the Company's outstanding Preferred Stock.

The Company had working capital of approximately $9.8 million as of March 31, 1997 compared to $11.6 million as of September 30, 1996. The Company's debt to equity ratio was 2.57 at March 31, 1997 compared to 2.48 at September 30, 1996.

The Facility allows the Company to borrow up to $10 million at any time with an option to borrow up to an additional $3 million for a period of 90 days. The Company may exercise this option up to twice per year. As of March 31, 1997, the Company had borrowed approximately $7.7 million under the Facility.

The Company also maintains a $1,250,000 non-revolving line of credit used to finance the purchase of trucks and delivery equipment. Advances against the non-revolving line of credit were $855,000 through March 31, 1997. The amount available on the non-revolving line of credit was $395,000 at March 31, 1997. The line of credit is secured by a first lien on the delivery vehicles purchased with the loan proceeds.

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

11.1   Statement re: computation of per share earnings

27.0   Financial Data Schedules

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed for the quarter ended March 31, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     May 7, 1997             Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & CEO and
                                    Principal Executive Officer


Date:     May 7, 1997             Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer