Form 10-Q
period 1997-06-30
AMCON DISTRIBUTING CO
filed 1997-08-07
CIK 928465

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997

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
The Registrant had 2,450,000 shares of its $.01 par value common stock outstanding as of August 1, 1997.

                                                                    Form 10-Q
                                                                   3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at June 30, 1997
          and at September 30, 1996                                       3

          Statements of income for the three and nine-month
          periods ended June 30, 1997 and June 30, 1996                   4

          Statements of cash flows for the nine-month
          periods ended June 30, 1997 and June 30, 1996                   5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               11

Part I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           AMCON Distributing Company
                                 Balance Sheets
                     June 30, 1997 and September 30, 1996
----------------------------------------------------------------------------------
                                                  (Unaudited)
                                                    June 30,         September 30,
                                                     1997                1996
                                                 ------------        ------------
                       ASSETS
Current assets:
  Cash                                           $     25,746        $     21,497
  Marketable securities                               121,581             148,113
  Accounts receivable, less allowance
    for doubtful accounts of $190,394
    and $195,961                                   10,744,654          10,344,002
  Note receivable from officer                        128,005             144,695
  Inventories                                       8,517,340           6,849,515
  Deferred income taxes                                75,209              75,209
  Other                                                32,514             164,777
                                                 ------------        ------------
     Total current assets                          19,645,049          17,747,808

Fixed assets, net                                   3,554,276           3,033,257
Investments                                           539,500             843,375
Other assets                                          881,579           1,401,153
                                                 ------------        ------------
                                                 $ 24,620,404        $ 23,025,593
                                                 ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $  6,023,827        $  4,102,868
  Accrued expenses                                    563,670             675,958
  Accrued wages, salaries and bonuses                 286,410             459,873
  Income taxes payable                                651,892             643,568
  Current portion of long-term debt                   325,047             293,665
                                                 ------------        ------------
     Total current liabilities                      7,850,846           6,175,932
                                                 ------------        ------------

Deferred income taxes                                 151,599             276,556
Long-term debt, less current portion                9,860,941           9,951,495

Shareholders' equity:
 Preferred stock, $.01 par value, 1,000,000
   shares authorized, none and 250,000 shares
   issued and outstanding at June 30, 1997
   and September 30, 1996, respectively                     0               2,500
Common stock, $.01 par value, 5,000,000 shares
  authorized, 2,450,000 shares issued                  24,500              24,500
Additional paid-in capital                          2,213,828           3,411,328
Unrealized gain on investments available-
  for-sale, net of $163,270 and $288,227 tax          225,468             398,028
Retained earnings                                   4,306,537           2,798,569
                                                 ------------        ------------
                                                    6,770,333           6,634,925

Less treasury stock, 4,097 shares, at cost            (13,315)           (13,315)
                                                 ------------        ------------
     Total shareholders' equity                     6,757,018           6,621,610
                                                 ------------        ------------
                                                 $ 24,620,404        $ 23,025,593
                                                 ============        ============


   The accompanying notes are an integral part of these financial statements.

                            AMCON Distributing Company
                               Statements of Income
              for the three and nine months ended June 30, 1997 and 1996
                                    (Unaudited)
---------------------------------------------------------------------------------------
                                           Three months                Nine months
                                           ended June 30,             ended June 30,
                                      ------------------------   --------------------------
                                          1997         1996           1997         1996
                                      -----------  -----------   ------------  ------------
Sales (including excise taxes
 of $10.4 million, $10.5 million,
 $30.1 million and $29.4 million,
 respectively)                        $47,374,291  $47,088,243   $128,769,820  $127,863,467

Cost of sales                          42,488,887   41,739,778    114,822,001   112,941,146
                                      -----------  -----------   ------------  ------------
     Gross profit                       4,885,404    5,348,465     13,947,819    14,922,321

Selling, general and administrative
  expenses                              3,852,715    4,153,615     11,453,601    12,333,836
Depreciation and amortization             225,818      204,950        636,527       589,662
                                      -----------  -----------   ------------  ------------
                                        4,078,533    4,358,565     12,090,128    12,923,498
                                      -----------  -----------   ------------  ------------

     Income from operations               806,871      989,900      1,857,691     1,998,823

Other expense (income):
  Interest expense                        218,289      266,100        610,155       868,910
  Other income, net                       (88,415)    (277,929)    (1,308,342)     (313,662)
                                      -----------  -----------   ------------  ------------
                                          129,874      (11,829)      (698,187)      555,248
                                      -----------  -----------   ------------  ------------

Income before income taxes                676,997    1,001,729      2,555,878     1,443,575

Income tax expense                        277,569      420,726      1,047,910       606,302
                                      -----------  -----------   ------------  ------------
Net income                                399,428      581,003      1,507,968       837,273

Accretion of preferred stock                    0      (25,000)             0       (75,000)
                                      -----------  -----------   ------------  ------------
Net income attributable
 to common shareholders               $   399,428  $   556,003   $  1,507,968  $    762,273
                                      ===========  ===========   ============  ============

Earnings per common and common
 equivalent share attributable
 to common shareholders               $      0.16  $      0.23   $       0.62  $       0.31
                                      ===========  ===========   ============  ============

Weighted average common and common
 equivalent shares outstanding          2,449,777    2,445,903      2,449,979     2,445,903
                                      ===========  ===========   ============  ============


     The accompanying notes are an integral part of these financial statements.

                           AMCON Distributing Company
                            Statements of Cash Flows
                for the nine months ended June 30, 1997 and 1996
                                   (Unaudited)
---------------------------------------------------------------------------------
                                                            1997           1996
                                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $1,507,968     $  837,273
    Adjustments to reconcile net income to
      net cash provided by (used in) operating
      activities:
    Depreciation and amortization                          636,527        589,662
    (Gain) loss on sales of fixed assets
      and trading securities                              (100,166)      (233,737)
    Gain on sale of Denver beer distributorship         (1,102,205)             -
    Proceeds from sales of trading securities               92,548         31,643
    Purchases of trading securities                              -        (14,825)
    Deferred income taxes                                        -            -
    Changes in assets and liabilities:
      Accounts receivable                                 (840,207)    (1,285,614)
      Inventories                                       (2,106,073)      (436,349)
      Other current assets                                 132,263          1,756
      Other assets                                         (32,497)       (36,000)
      Accounts payable                                   1,920,959      1,001,706
      Accrued expenses and accrued wages,                        0              0
        salaries and bonuses                              (285,751)       (31,061)
      Income taxes payable                                   8,324        251,728
                                                        ----------     ----------

  Net cash provided by (used in) operating
    activities                                            (168,310)       676,182
                                                        ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                               (635,910)      (428,158)
  Purchases of water bottling assets                      (499,109)             -
  Proceeds from sales of fixed assets                      160,789        148,517
  Proceeds from sales of available for
    sale securities                                         33,967        190,008
  Proceeds from sales of Denver beer
    distributorship                                      2,371,994              -
                                                        ----------     ----------

  Net cash provided by (used in) investing
    activities                                           1,431,731        (89,633)
                                                        ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                             363,961        188,615
  Net (payments) proceeds on bank credit agreement        (154,310)       (27,345)
  Payments on long-term and subordinated debt             (268,823)      (728,464)
  Redemption of preferred stock                         (1,200,000)             -
                                                        ----------     ----------

  Net cash (used in) financing activities               (1,259,172)      (567,194)
                                                        ----------     ----------

Net increase in cash                                         4,249         19,355
Cash, beginning of period                                   21,497         14,597
                                                        ----------     ----------
Cash, end of period                                     $   25,746     $   33,952
                                                        ==========     ==========


    The accompanying notes are an integral part of these financial statements.

                           AMCON Distributing Company
                         Notes to Financial Statements
                            June 30, 1997 and 1996
-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of AMCON Distributing Company (the "Company") have been prepared on the same basis as the audited financial statements for the year ended September 30, 1996, and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein, such adjustments consist of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 1996, which are included in the Company's Annual Report to Stockholders filed with Form 10-K for September 30, 1996. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

2.  NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net income attributable to common shareholders was computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period. Earnings used in the calculation for the three and nine months ended June 30, 1996 are reduced by accretion on preferred stock.

3.  SALE OF BEER DISTRIBUTORSHIP

On October 4, 1996, the Company sold its beer distributorship assets located in Denver, Colorado for $2.4 million. The gain associated with the sale was $1,102,000. The Company's operating expenses associated with closing the Denver facility were $240,000 during the nine months ended June 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and nine-month periods ended June 30, 1997 and June 30, 1996

Sales for the three months ended June 30, 1997 increased .6% to $47.4 million, compared to $47.1 million for the same period in fiscal 1996. Beer and beverage sales related to the Denver facility decreased $1.8 million during the third quarter as compared to the same quarter in the prior year as a result of disposing of the operation in October 1996. Sales from the core distribution business increased by $2.1 million during the third quarter over the same quarter in the prior year as follows: Cigarette sales increased $1.1 million primarily due to price increases from manufacturers over the prior year.
Tobacco sales increased $425,000 and all other product sales, which include candy, snacks, health and beauty care, food service, etc., increased $529,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due to increase in demand for such products from the customer base.

Sales for the nine months ended June 30, 1997 increased .7% to $128.8 million, compared to $127.9 million for the same period in fiscal 1996. Beer and beverage sales related to the Denver facility decreased $4.6 million during the nine months ended June 30, 1997 as compared to the same period in the prior year as a result of disposing of the operation in October 1996. Sales from the core distribution business increased by $5.5 million for the nine months ended June 30, 1997 compared to the same period in the prior year as follows: Cigarette sales increased $2.4 million primarily due to price increases from manufacturers over the prior year. Food service sales increased $690,000 due to increased sales related to the Company's branded food program. Tobacco sales increased $991,000, candy sales increased $644,000 and all other product sales increased $755,000 due to increase in demand for such products from the customer base.

Gross profit decreased 8.7% to $4.89 million for the three months ended June 30, 1997 from $5.35 million over the same period during the prior year . Gross profit as a percentage of sales declined to 10.3% for the quarter ended June 30, 1997 compared to 11.4% for the quarter ended June 30, 1996. The decline in gross profit was primarily attributable to the sale of the Denver beer distributorship and a decline in purchase discounts from cigarette manufacturers on the Company's private label cigarette which accounted for a $384,000 and $271,000 reduction in gross profit, respectively. These reductions in gross profit were offset by a $192,000 increase in gross profit from the increased sales of cigarette, tobacco, candy and other products.

Gross profit decreased 6.5% to $13.95 million for the nine months ended June 30, 1997 from $14.92 million over the same period during the prior year. Gross profit as a percent of sales declined to 10.8% for the nine months ended June 30, 1997 compared to 11.7% for the nine months ended June 30, 1996. The decrease in the Company's gross profit margin was primarily due to the sale of the Denver beer distributorship which accounted for a $1.12 million reduction in gross profit and a $637,000 or 36.2% reduction in purchase discounts from manufacturers on the Company's private label cigarettes. These reductions in gross profit were offset by a $786,000 increase in gross profit from the increased sales of cigarette, tobacco, candy and other products.

Sales of the Company's private label cigarette have continued to decline since 1993 when cigarette manufacturers substantially reduced the price of premium brand cigarettes. Although price increases in cigarettes over the past two years have had a positive impact on gross profit from premium cigarettes, sales in the generic brand category, which includes the Company's private label
brands, have not shown improvement and continue to decline.   Management
anticipates that the volume of private label cigarettes could continue to decline by as much as 20% to 40%. If such a decline is realized, gross profit from private label cigarette sales could decrease annually by $300,000 to $600,000 in fiscal 1997 and 1998.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, decreased 6.4% or $280,000 to $4.08 million for the quarter ended June 30, 1997 compared to the same period in fiscal 1996. The decrease was primarily due to the sale of the Denver beer distributorship and the subsequent closing of the Denver facility which accounted for a reduction in operating expenses of $406,000. This reduction was offset by an increase of $126,000 in operating expense by the other distribution centers which was incurred to support the increase in sales. As a percentage of sales, total operating expense decreased to 8.61% from 9.26% during the same period in the prior year.

Total operating expense decreased 6.4% to $12.1 million from $12.9 million during the first nine months of fiscal 1996. The decrease was primarily due to the sale of the Denver beer distributorship and the subsequent closing of the Denver facility which accounted for a reduction in operating expenses of $1.2 million. This reduction was offset by an increase of $375,000 in operating expense by the other distribution centers which was incurred to support the increase in sales. As a percentage of sales, total operating expense declined to 9.4% for the nine months ended June 30, 1997 compared to 10.1% for the same period in the prior year.

As a result of the above, income from operations for the quarter ended June 30, 1997 decreased $183,000 to $807,000 and for the nine months of fiscal 1997 decreased 7.1% to approximately $1.9 million.

Interest expense for the three months ended June 30, 1997 decreased 18.0% over the same period in the prior year. Interest expense for the nine month period ended June 30, 1997 decreased 29.8%, or $259,000, compared to the nine month period ended June 30, 1996. The decrease was primarily due to a $2.9 million and $3.6 million reduction in the average amount borrowed under the Company's revolving credit facility with a bank (the "Facility") during the three and nine month periods ended June 30, 1997, respectively. Notwithstanding the $499,000 borrowed to finance the purchase and installation of the water bottling assets from November 1996 through January 1997 and the $1.2 million borrowed to finance the purchase of the Company's outstanding preferred stock in December 1996, the Company was able to reduce average borrowings under the Facility as a result of the cash generated from the sale of the Denver beer distributorship during the first quarter of fiscal 1997 and the sale of a building in the fourth quarter of fiscal 1996.

Other income of $88,000 for the three months ended June 30, 1997 consisted of gains on sales of trading securities, increase in market value of trading securities and other miscellaneous items, the majority of which are not expected to recur. Other income for the nine months ended June 30, 1997 was generated primarily by the gain associated with the sale of the Denver beer distributorship of $1.1 million.

As a result of the above factors, net income attributable to common shareholders during the three months ended June 30, 1997 was $399,428 compared to net income of $556,003 for the three months ended June 30, 1996. Net income attributable to common shareholders during the nine months ended June 30, 1997 was $1,507,968 compared to net income of $762,273 for the same period of fiscal 1996.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1996, the Company's operating income is subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing which affects the market for generic and private label cigarettes.

The Company continues to remain dependent on cigarette sales which represent approximately 66% of its revenue. Net income is heavily dependent on sales of the Company's private label cigarettes and volume discounts received in connection with such sales. As sales of the Company's private label cigarettes continue to decline, the Company is evaluating various steps it may take to improve net income in future periods, including acquisitions of distributing companies and continued sales of assets that are no longer essential to its primary business activities, such as, marketable securities, investments and certain real estate. An analysis of such assets held at June 30, 1997 is as follows:

                                              ESTIMATE OF GAIN
                                     -----------------------------------
  DESCRIPTION OF ASSET               June 30, 1997    September 30, 1996
  --------------------               -------------    ------------------

  Investments (available for sale)      $388,000           $686,000
  Condominium & furnishings              450,000            450,000

Investments consist of 83,000 and 86,500 shares of Cayman Water Company Limited
(CWC), a public company which is listed on NASDAQ, at June 30, 1997 and September 30, 1996. The Company's basis in the securities was $151,000 and $157,000 and the fair market value of the securities was $539,000 and $843,000 on June 30, 1997 and September 30, 1996, respectively. The fair market value of the securities on August 1, 1997 was $622,000. During the nine months ended June 30, 1997, the Company sold 3,500 shares of CWC and recognized a gain of approximately $28,000.

The condominium and furnishings consist of a condominium in the Cayman Islands which is used in furtherance of the Company's business marketing strategies. The costs and benefits associated with retaining the condominium are being evaluated in relation to the current business strategies of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1997, the Company utilized cash in operating activities to purchase cigarette inventory to supply quarter end promotions offered by cigarette manufacturers and to provide for the increase in demand during the summer months. Cash was provided by investing activities through the sale of the Denver, Colorado beer distributorship for $2.4 million and was utilized in investing activities during the nine month period ended June 30, 1997 primarily to purchase and install water bottling assets for $499,000 and to purchase additional delivery vehicles. Cash was utilized in financing activities to make payments on the Facility and to redeem all of the Company's outstanding Preferred Stock.

The Company had working capital of approximately $11.8 million as of June 30, 1997 compared to $11.6 million as of September 30, 1996. The Company's debt to equity ratio was 2.64 to 1.0 at June 30, 1997 compared to 2.48 to 1.0 at September 30, 1996.

The Facility allows the Company to borrow up to $10 million at any time with an option to borrow up to an additional $3 million for a period of 90 days. The Company may exercise this option up to twice per year. On June 26, 1997, the Company exercised its option to increase the facility to $13 million. Such borrowing limit will remain in place until September 24, 1997. As of June 30, 1997, the Company had borrowed approximately $9.3 million under the Facility.

The Company also maintains a $1,250,000 non-revolving line of credit used to finance the purchase of trucks and delivery equipment. Advances against the non-revolving line of credit were $779,000 through June 30, 1997. The amount available on the non-revolving line of credit was $471,000 at June 30, 1997.
The line of credit is secured by a first lien on the delivery vehicles purchased with the loan proceeds.

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

11.1   Statement re: computation of per share earnings

27.0   Financial Data Schedules

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed for the quarter ended June 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     August 7, 1997          Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & CEO and
                                    Principal Executive Officer


Date:     August 7, 1997          Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer