Form 10-K
period 1997-09-30
AMCON DISTRIBUTING CO
filed 1997-12-23
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-K

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 30, 1997
                                        -----------------------------------

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       to
                                                        -------   -------
 Commission File Number  0-24708
                        --------

                          AMCON Distributing Company
-----------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


         Delaware                                              47-0702918
--------------------------------                          -------------------
(State or other jurisdiction                              (I.R.S. Employer of
incorporation or organization)                            identification No.)


                     10228 "L" Street, Omaha NE 68127
-----------------------------------------------------------------------------
                (Address of principal executive offices)

Registrant's telephone number, including area code: (402) 331-3727
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

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

                     None                                  None
               ----------------                     -----------------

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
-----------------------------------------------------------------------------
                              (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                    --------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. / /

     The aggregate market value of equity securities held by non-affiliates of the Registrant on December 12, 1997 was approximately $3.25.

     As of December 12, 1997 there were 2,449,903 shares of common stock outstanding.

                 - Documents Incorporated by Reference -
                 ---------------------------------------

     Portions of the 1997 Annual Report to Stockholders are incorporated therein by reference into Parts I, II and IV. Portions of the Proxy Statement pertaining to the February 19, 1998 Annual Stockholders' Meeting are incorporated herein by reference into Part III.

                      AMCON DISTRIBUTING COMPANY
                      --------------------------

                     1997 FORM 10-K ANNUAL REPORT
                     ----------------------------
                           Table of Contents
                                                                         Page
                                                                         ----
                               PART I

Item 1.   Business.........................................................3

Item 2.   Properties.......................................................7

Item 3.   Litigation and Regulatory Proceedings............................8

Item 4.   Submission of Matters to Vote of Security Holders................8

Item 4A.  Executive Officers of the Company................................9

                              PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters..............................................9

Item 6.   Selected Financial Data..........................................9

Item 7.   Management's Discussion of Analysis of Financial
          Condition and Results of Operations.............................10

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......10

Item 8.   Financial Statements and Supplementary Data.....................10

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................10

PART III

Item 10.  Directors and Executive Officers of the Registrant..............10

Item 11.  Executive Compensation................................ .........11

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management......................................................11

Item 13.  Certain Relationships and Related
          Transactions....................................................11

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.............................................12

PART I

ITEM 1.   BUSINESS

GENERAL

     AMCON Distributing Company ("ADC" or the "Company") is a distributor of consumer products in the Great Plains and Rocky Mountain regions. The Company serves approximately 11,000 retail outlets and is ranked by the U.S. Distribution Journal as the twenty-fifth largest distributor of approximately 1,200 distributors of such products in the United States based on 1996 sales volume. From its inception, the Company pursued a strategy of growth through acquisition. Since 1993, the Company has focused on increasing operating efficiency by merging smaller branch distribution facilities into larger ones. In addition, the Company has controlled growth through expansion of its market area into contiguous regions and by introduction of new product lines to customers.

     The Company distributes approximately 10,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, soft drinks and other beverages, groceries, paper products, health and beauty care products and institutional food service products. ADC's principal suppliers include Philip Morris, RJR Nabisco, Lorillard, Brown & Williamson, Proctor & Gamble, Hershey, Mars, William Wrigley and Planters-Lifesavers. The Company also markets private label lines of cigarettes, tobacco, snuff, water and candy products. While cigarettes accounted for approximately 66% of the Company's sales volume during its most recent fiscal year, the Company continues to diversify its product line in an attempt to lessen the Company's dependence on cigarette sales.

     The Company has over 8,500 customers and no single account represented more than 5% of ADC's total revenues during fiscal 1997. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

     The Company has sought to increase sales to convenience stores and petroleum marketers by adopting a number of operating strategies which it believes gives it a competitive advantage with these types of retailers.
One key operating strategy is a commitment to customer service. In a continuing effort to provide better service than its competitors, the Company carries a broad and diverse product line which allows the Company to offer "one-stop shopping" to its customers. The Company offers self-service health and beauty programs, grocery products and custom food service programs which have proven to be profitable to convenience store customers. In addition, the Company has a policy of next-day delivery and employs a concept of selling products in cut-case quantities or "by the each" (i.e., individual units).
ADC also offers planograms to convenience store customers to assist in the design of a store and display of products in the store.

     The Company has worked to improve its operating efficiency by investing in the latest in systems technology, including computerization of buying and financial control functions. The Company has also sought to reduce inventory expenses by improving the number of times its inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turns improved from 16.3 times in fiscal 1994, 17.5 times in fiscal 1995 and 21.2 times in fiscal 1996 to 21.8 times in fiscal 1997. By keeping its operating costs down, the Company is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas.

     The Company has eight distribution centers located in Kansas, Missouri, Nebraska, North Dakota, South Dakota, and Wyoming. These distribution centers contain a total of approximately 242,100 square feet of floor space and employ state-of-the-art equipment for the efficient distribution of the large and diverse product mix sold by the Company. The Company also operates a fleet of approximately 92 delivery vehicles, ranging from half-ton vans to over-the-road vehicles with refrigerated trailers.

     ADC was incorporated in Delaware in 1986 to carry on the business of General Tobacco and Candy Company ("General Tobacco"), a Nebraska corporation which was the predecessor to ADC. Since 1981, the Company has acquired 20 consumer product distributors in the Great Plains and Rocky Mountain regions. In June 1993, ADC acquired Sheya Brothers Specialty Beverages, Inc. ("Sheya Brothers"), a beer, malt beverage and "New Age" beverage distribution company,
serving metropolitan Denver.   Effective September 29, 1995, ADC sold the "New
Age" beverage distribution business to Vancol Industries, Inc., but retained the beer and malt beverage business. Effective October 4, 1996, ADC sold the beer and malt beverage business in Denver, Colorado to Western Distributing Company and closed the Denver facility. On November 15, 1996, ADC purchased a water bottling business from American Star Water Company, Inc. located in Arkansas. The assets of the business were relocated to the Company's facility in Springfield, Missouri and ADC began bottling drinking water for sale to its customers and other distributors in January 1997. Subsequent to year end, the Company purchased the assets of a traditional candy and tobacco distribution company in St. Louis MO, thereby expanding the Company's market area to include eastern Missouri, Illinois and Indiana. In addition, the Company purchased all of the outstanding stock of a Phoenix, AZ based company that distributes health and natural food products in the western United States.

PRINCIPAL PRODUCTS

     CIGARETTES AND TOBACCO. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending September 30, 1997, 1996, and 1995 are set forth below:

                                           (Dollars in Millions)

                                       Fiscal Year Ended September 30,
                                    ------------------------------------
                                     1997           1996           1995
                                    ------         ------         ------
Sales                               $117.6         $112.5         $108.7
Gross Margin                          10.8           10.8           11.4
Gross Margin Percentage                9.2%           9.6%          10.5%

     Revenues from the sale of cigarettes during fiscal 1997 increased by approximately 4.6% as compared to fiscal 1996, while gross profit from the sale of cigarettes remained constant during the same period (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Year Ended September 30, 1997 Versus Year Ended September 30, 1996" in the Annual Report to Stockholders for

the Fiscal Year Ended September 30, 1997). Sales of cigarettes represented approximately 66% of the Company's sales volume during fiscal 1997.

     ADC has sought to position itself to capitalize on consumer demand for discount or value-priced cigarettes by marketing its own private label cigarette. Substantial price increases implemented by manufacturers of premium cigarettes during the late 1980's and early 1990's resulted in a demand for private label cigarettes, which are sold at lower prices than premium brands. The Company began marketing private label cigarettes in 1983 as a high-quality, value-priced alternative to premium cigarettes. Since 1988, ADC's private label cigarettes have been manufactured under an exclusive agreement with Philip Morris Incorporated. This agreement was renewed in October 1993 for a term of five years. However, the Company may terminate the agreement on each anniversary thereof.

     Faced with a significant loss of market share, many premium brand manufacturers, including Philip Morris and RJR Nabisco, began to lower the prices on their premium cigarettes beginning in 1993. While a price differential continues to exist between the premium cigarettes and the Company's private label cigarettes at the retail level, the price reductions on premium cigarettes have been primarily responsible for the significant reduction in demand for private label cigarettes since 1993. The volume of private label cigarettes declined by 22% during 1997. The Company believes that there will continue to be a market for its private label cigarettes and that its cigarettes have established brand loyalty among consumers. However, it is anticipated that the volume of private label cigarette sales could decline by as much as 20% to 30% in fiscal 1998. In an effort to stabilize its market share, the Company introduced a brand extension consisting of box packages for three of its private label cigarette products in the second quarter of fiscal 1996.

     In addition to cigarettes, the Company also distributes other tobacco products including cigars, snuff, and chewing tobacco. Sales of these types of products were approximately $15.7 million during fiscal 1997 and represented approximately 8.7% of the Company's total sales volume during the year. The Company began marketing private label snuff and chewing tobacco in July 1992 under a manufacturing agreement with Superior Value Tobacco Company, a division of Swisher International Inc.

     CONFECTIONERY. Candy and related confectionery items constitute ADC's second largest-selling product line, representing approximately 12.1% of the Company's total sales volume during fiscal 1997. Sales of confectionery items and the gross margin derived therefrom for the fiscal years ending September 30, 1997, 1996 and 1995 are set forth below:

                                       (Dollars in Millions)

                                    Fiscal Year Ended September 30,
                                 -------------------------------------
                                  1997           1996            1995
                                 -----          -----           -----
Sales                            $21.8          $20.6           $19.4
Gross Margin                       3.0            3.0             2.5
Gross Margin Percentage           13.8%          14.6%           13.1%

     The Company supplies customers with over 1,900 different types of candy and related products, including chocolate bars, cookies, chewing gum, nuts and other snack items. Major brand names include products manufactured by Hershey (Reese's, Kit Kat, and Hershey), Mars (Snickers, M&M's, and Milky Way), William Wrigley and Planters-Lifesavers. The Company also markets its own private label candy under a manufacturing agreement with Willmar Cookie & Nut Company.

     OTHER PRODUCT LINES. Over the past seven years, ADC's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. ADC's other product lines include water, soft drinks and other beverages, groceries, paper products, health and beauty care products and institutional food products. In fiscal 1997, the Company sold its Denver beer distributorship, which accounted for $6.3 million in sales in fiscal 1996. Excluding sales of beer products from the Denver beer distributorship, ADC's sales of other product increased $1.4 million or 6.5%. During fiscal 1997 the gross profit margin on these types of products was 17.5%, compared to a 9.2% margin on cigarette and tobacco products.

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

EMPLOYEES

     As of September 30, 1997, the Company had 352 full-time and part-time employees in the following areas:

                Managerial                      12
                Administrative                  41
                Sales & Marketing               76
                Warehouse                      162
                Delivery                        61
                                               ---
                  Total Employees              352
                                               ===

     None of the Company's employees are subject to any collective bargaining agreements with the Company and management believes its relations with its employees are good.

ITEM 2. PROPERTIES

     The location and approximate square footage of the eight principal distribution centers operated by ADC as of September 30, 1997 are set forth below:

     Location                                     Square Feet
     --------                                     -----------
Aberdeen, South Dakota                               13,500
Bismarck, North Dakota                                9,600
Casper, Wyoming                                      19,100
Hutchinson, Kansas                                    3,500
Olathe, Kansas                                        7,500
Omaha, Nebraska                                      70,300
Rapid City, South Dakota                             21,600
Springfield, Missouri                                97,000
                                                    -------
     Total                                          242,100
                                                    =======

     ADC owns its distribution facility in Bismarck, North Dakota. The Company owns one other building that is no longer used as distribution facility and is leased to a third party. Each of these facilities is subject to a first mortgage securing borrowings under the Company's revolving credit facility (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Capital Resources" in the Annual Report to Stockholders for the Fiscal Year Ended September 30,
1997).

     The Company leases its remaining distribution facilities, various offices and certain equipment under noncancelable operating leases. Leases for the seven distribution facilities leased by the Company have terms expiring from 1998 to 2002. Minimum future lease commitments for these properties and equipment total approximately $1,925,000 as of September 30, 1997.

     On November 1, 1996, the Company vacated its 31,950 square foot Hutchinson, KS distribution facility and leased a 3,500 square foot facility which operates as a cross-dock distribution point.

     At the end of fiscal 1997, the Company was in the process of constructing an addition of approximately 18,500 square feet to its Bismarck, ND distribution facility. The construction is expected to be completed in December 1997, at which time, the Company plans to down-size its Aberdeen, SD facility and operate it as a cross-dock distribution point serviced by the Bismarck facility.

     Effective October 10, 1997, the Company leased a 70,000 square foot facility in St. Louis, Missouri in connection with the asset purchase of a distribution business in St. Louis. Also, effective November 10, 1997, the Company purchased all of the outstanding stock of Food For Health Company, Inc., which operates in a 130,000 square foot facility in Phoenix, AZ (see
Note 13 in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997).

     Management believes that its existing facilities, are adequate for the Company's present level of operations and will be capable of accommodating the Company's anticipated growth.

     In addition, the Company owns a condominium in the Cayman Islands which had a book value of approximately $787,800 as of September 30, 1997. The Company uses the condominium in furtherance of its business strategies and is evaluating the costs and benefits associated with retaining the condominium. The Company and AMCON Corporation, the former parent of the Company, purchased the condominium in 1990 for total consideration of $1,099,250. Of this amount, the Company paid $474,970 in cash. AMCON Corporation paid the remaining $624,280 and financed $550,000 of this amount through a loan from a bank which was evidenced by a note (the "Note") and was secured by a first mortgage on the condominium.

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

     The Company owns the condominium in fee simple. However, under an agreement with AMCON Corporation, the greater of the first $400,000 of the net gain or one-half of the net gain from the ultimate sale of this property will be allocated to AMCON Corporation. See Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of all security holders during the fourth quarter ended September 30, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The Company's day-to-day affairs are managed by its executive officers, who are appointed by the Board of Directors for terms of one year. The executive officers of ADC are as follows:

      Name                       Age                  Position
      ----                       ---                  --------

William F. Wright                 55         Chairman of the Board and Chief
                                             Corporate Officer, Director

Kathleen M. Evans                 50         President and Chief Executive
                                             Officer, Director

Michael D. James                  36         Secretary, Treasurer and
                                             Chief Financial Officer

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

    KATHLEEN M. EVANS became President and Chief Executive Officer of ADC in February 1991. Prior to that time she served as Vice President of AMCON Corporation since 1985. From 1978 until 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.

    MICHAEL D. JAMES became Treasurer and Chief Financial Officer of ADC in June 1994. In November 1997, he assumed the responsibilities of Secretary of the Company. He is a certified public accountant and is responsible for all financial functions within the Company. Prior to joining ADC, Mr. James practiced accounting for ten years with the firm of Price Waterhouse, serving as the senior tax manager of the Omaha, Nebraska office from 1992 until 1994. Mr. James graduated from Kansas State University in 1983.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1997 under the heading "Market for Common Stock" on page 4.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1997 under the heading "Selected Financial Data" on pages 2 and 3.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1997 under the heading "Managements Discussion and Analysis" on pages 5 through 11.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The requirements of this Item 7A are not applicable to the Company prior to its Annual Report filed on Form 10-K for the period ending September 30, 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and accompanying notes, together with the report of independent accountants are incorporated by reference from the Annual
Report to Stockholders for the fiscal year ended September 30, 1997 on pages F-1 through F-17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Registrant's Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement") contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

     During the Company's most recent fiscal year, William F. Wright, Matthew
F. Wright, and Mark A. Wright, each of which was a more than ten percent owner of the Company's outstanding Common Stock, and Michael D. James and Chris M. Pudenz, each of which was an officer of the Company, failed to file, on a timely basis, Statement of Changes of Beneficial Ownership (Form 4), as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. None of these failures resulted in any transactions with respect to the Common Stock of the Company being unreported.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Proxy Statement contains under the captions "Compensation of Directors", "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation", the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference. The information set forth under the captions "Report of Compensation Committee on Executive Compensation" and "Company Performance" is expressly excluded from such incorporation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Proxy Statement contains under the caption "Voting Securities and Beneficial Ownership Thereof by Principal Stockholders, Directors and Officers" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Proxy Statement contains under the caption "Certain Relationships and Related Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS
       The following financial statements of AMCON Distributing Company are incorporated by reference under Item 8. The Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997 is attached as Exhibit 13.

                                                             Reference Page
                                                          Annual Stockholders
                                                                Report

       Report of Independent Accountants                          F-1
       Balance Sheets as of September 30, 1997
          and 1996                                                F-2
       Statements of Income for the Years Ended
          September 30, 1997, 1996, and 1995                      F-3
       Statements of Shareholders' Equity for the Years
          Ended September 30, 1997, 1996 and 1995                 F-4
       Statements of Cash Flows for the Years Ended
          September 30, 1997, 1996 and 1995                       F-6

       Notes to Financial Statements                              F-7

   (2) FINANCIAL STATEMENT SCHEDULES

       Report of Independent Accountants                          S-1

       Schedule II - Valuation and Qualifying Accounts            S-2

   (3) EXHIBITS

       2.1 Stock Purchase Agreement dated November 3, 1997, between the Company and FFH Holdings, Inc. (incorporated by reference to
             Exhibit 2.1 of the Company's Current Report on Form 8-K filed on November 25, 1997)

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

       10.2 Credit and Security Agreement, dated July 25, 1994, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.3 Amendment to Credit and Security Agreement, dated October 10, 1997, between the Company and Norwest Bank Minnesota, National Association

       10.4 Loan Agreement, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 25,
             1997)

       10.5 Note, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 25, 1997)

       10.6 AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.7 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.8 Employment Agreement, dated July 1, 1994, between the Company and William F. Wright (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.9 Employment Agreement, dated July 1, 1994, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement of Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.10 Consulting Agreement, dated July 1, 1994, between the Company and Nebraska Distributing Company relating to services of J. Tony Howard (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.11 Asset Purchase Agreement, dated October 2, 1996, between the Company and Western Distributing Company (incorporated by reference to the Company's Current Report on Form 8-K filed on October 15, 1996)

       10.12 Purchase Agreement, dated September 6, 1997, between the Company and Marcus Distributors, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 24, 1997)


       11.1  Statement re: computation of per share earnings

       13.1 Annual Report to Stockholders for the Fiscal Year Ended September 30, 1997

       23.1  Consent of Coopers & Lybrand L.L.P.

       27.0  Financial Data Schedules


(b)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Company during the fourth quarter ended September 30, 1997.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 23rd day of December, 1997.


                                               AMCON DISTRIBUTING COMPANY

                                           By: /s/ Kathleen M. Evans
                                               ----------------------
                                               Kathleen M. Evans, President


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 23rd day of December, 1997.

       Signature                                   Title
       ---------                                   -----

/s/ William F. Wright                      Chairman of the Board, Chief
------------------------                   Corporate Officer and Director
William F. Wright

/s/ Kathleen M. Evans                      Chief Executive Officer, President
------------------------                   (Principal Executive Officer) and
Kathleen M. Evans                          Director

/s/ Michael D. James                       Chief Financial Officer,
------------------------                   Treasurer and Secretary (Principal
Michael D. James                            Financial and Accounting Officer)

/s/ J. Tony Howard                         Director
------------------------
J. Tony Howard

/s/ Allen D. Petersen                      Director
------------------------
Allen D. Petersen

                                           Director
------------------------
Jerry Fleming

