Form 10-Q
period 1997-12-31
AMCON DISTRIBUTING CO
filed 1998-02-09
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1997

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

                        Yes     X      No
                             -------       -------
The Registrant had 2,449,903 shares of its $.01 par value common stock outstanding as of January 30, 1998.



                                                                    Form 10-Q
                                                                  1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at December 31, 1997
          and at September 30, 1997                                       3

          Statements of income for the three month periods
          ended December 31, 1997 and December 31, 1996                   4

          Statements of cash flows for the three-month periods
          ended December 31, 1997 and December 31, 1996                   5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               12




PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                           AMCON Distributing Company
                                 Balance Sheets
                     December 31, 1997 and September 30, 1997
---------------------------------------------------------------------------------
                                                  (Unaudited)
                                                  December 31,      September 30,
                                                      1997              1997
                                                  ------------      ------------
                       ASSETS
Current assets:
  Cash                                            $    120,319      $     26,973
  Marketable securities                                      -           127,786
  Accounts receivable, less allowance
    for doubtful accounts of $496,949
    and $206,249                                    15,961,612        10,788,979
  Note and interest receivable from officer                  -           130,795
  Inventories                                       20,987,027         7,183,245
  Deferred income taxes                                119,017           119,017
  Other                                                 94,110            84,616
                                                  ------------      ------------
     Total current assets                           37,282,085        18,461,411

Fixed assets, net                                    4,910,794         3,608,891
Investments                                            477,250           560,250
Other assets                                         2,855,096           866,749
                                                  ------------      ------------
                                                  $ 45,525,225      $ 23,497,301
                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $  8,173,766      $  4,764,816
  Accrued expenses                                   1,437,472           906,282
  Accrued wages, salaries and bonuses                  445,432           719,962
  Income taxes payable                               1,000,950           579,802
  Current portion of long-term debt                  5,072,705           332,338
                                                  ------------      ------------
     Total current liabilities                      16,130,325         7,303,200
                                                  ------------      ------------

Deferred income taxes                                  160,598           195,458
Long-term debt, less current portion                21,347,795         8,790,524

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized                                         -                 -
  Common stock, $.01 par value, 5,000,000
   shares authorized, 2,450,000 shares issued           24,500            24,500
  Additional paid-in capital                         2,268,578         2,213,828
  Unrealized gain on investments available-
   for-sale, net of $137,125 and $171,985 tax          189,363           237,503
  Retained earnings                                  5,404,381         4,732,603
                                                  ------------      ------------
                                                     7,886,822         7,208,434
Less treasury stock, 97 shares, at cost                   (315)             (315)
                                                  ------------      ------------
     Total shareholders' equity                      7,886,507         7,208,119
                                                  ------------      ------------
                                                  $ 45,525,225      $ 23,497,301
                                                  ============      ============


   The accompanying notes are an integral part of these financial statements.






                            AMCON Distributing Company
                               Statements of Income
              for the three months ended December 31, 1997 and 1996
                                    (Unaudited)
-------------------------------------------------------------------------
                                                1997             1996
                                            ------------     ------------
Sales (including excise taxes
 of $12.9 million and $9.8 million,
 respectively)                              $ 64,948,559     $ 41,375,261

Cost of sales                                 57,782,548       36,684,198
                                            ------------     ------------

     Gross profit                              7,166,011        4,691,063

Selling, general and administrative
 expenses                                      5,437,930        3,797,862
Depreciation and amortization                    276,742          196,964
                                            ------------     ------------
                                               5,714,672        3,994,826
                                            ------------     ------------

     Income from operations                    1,451,339          696,237

Other expense (income):
  Interest expense                               402,510          192,805
  Other income, net                             (106,247)      (1,152,445)
                                            ------------     ------------
                                                 296,263         (959,640)
                                            ------------     ------------

Income before income taxes                     1,155,076        1,655,877

Income tax expense                               483,298          678,910
                                            ------------     ------------

Net income                                  $    671,778     $    976,967
                                            ============     ============

Earnings per share:
  Basic                                     $       0.27     $       0.40
                                            ============     ============
  Diluted                                   $       0.27     $       0.40
                                            ============     ============

Weighted average shares outstanding:
  Basic                                        2,449,903        2,445,903
                                            ============     ============
  Diluted                                      2,486,168        2,448,582
                                            ============     ============


   The accompanying notes are an integral part of these financial statements.





                           AMCON Distributing Company
                            Statements of Cash Flows
                for the three months ended December 31, 1997 and 1996
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                          1997          1996
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   671,778    $   976,967
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                         276,742        196,964
    Gain on sales of fixed assets and securities          (34,670)       (24,681)
    Gain on sale of Denver beer distributorship                -      (1,102,205)
    Proceeds from sale of trading securities              157,206         24,600
    Changes in assets and liabilities, net of
     effects from acquisitions:
      Accounts and notes receivable                    (1,947,599)      (627,748)
      Inventories                                      (7,159,986)    (1,393,148)
      Other current assets                                175,205          1,291
      Other assets                                       (192,503)             -
      Accounts payable                                  1,298,703      2,444,973
      Accrued expenses and accrued wages,
       salaries and bonuses                              (125,834)      (185,781)
      Income taxes payable                                421,148        560,210
                                                      -----------    -----------

  Net cash (used in) provided by
   operating activities                                (6,459,810)       871,442
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                              (432,507)      (255,111)
  Purchase of water bottling assets                             -       (456,705)
  Purchase of assets of Marcus Distributors, Inc.      (2,664,916)             -
  Purchase of Food For Health Co., Inc.,
   net of cash acquired                                (4,379,941)             -
  Proceeds from sales of fixed assets                      29,250         45,787
  Proceeds from sale of Denver beer
   distributorship                                              -      2,371,994
  Proceeds from sale of available-for-sale
   securities                                                   -         33,967
                                                      -----------    -----------

  Net cash (used in) provided by
   investing activities                                (7,448,114)     1,739,932
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                          4,500,000        363,961
  Net (payments) proceeds on bank
   credit agreement                                     9,673,325     (1,694,414)
  Payments on long-term debt                             (172,055)       (85,411)
  Redemption of preferred stock                                 -     (1,200,000)
                                                      -----------    -----------

  Net cash provided by (used in)
   financing activities                                14,001,270     (2,615,864)
                                                      -----------    -----------

Net increase (decrease) in cash                            93,346         (4,490)

Cash, beginning of period                                  26,973         21,497
                                                      -----------    -----------
Cash, end of period                                   $   120,319    $    17,007
                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.





                           AMCON Distributing Company
                         Notes to Financial Statements
                            December 31, 1997 and 1996
------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of AMCON Distributing Company and subsidiary (the "Company") have been prepared on the same basis as the audited financial statements for the year ended September 30, 1997, and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein, such adjustments consist of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 1997, which are included in the Company's
Annual Report to Stockholders filed with Form 10-K. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

2.  EARNINGS PER SHARE:

Earnings per share was computed as presented below in accordance with Statement of Accounting Standards No. 128, Earnings Per Share. Prior year amounts have been restated to conform to the new standard. Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.


                                                 1997                        1996
                                        -----------------------     -----------------------
                                          Basic        Diluted        Basic        Diluted
                                        ---------     ---------     ---------     ---------
1.  Weighted average common
     shares outstanding                 2,450,000     2,450,000     2,450,000     2,450,000

2.  Weighted average treasury
     shares outstanding                       (97)          (97)       (4,097)       (4,097)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        36,265             -         2,679
                                        ---------     ---------     ---------     ---------

4.  Weighted average number of
     shares outstanding                 2,449,903     2,486,168     2,445,903     2,448,582
                                        =========     =========     =========     =========

5.  Net income                          $ 671,778     $ 671,778     $ 976,967     $ 976,967
                                        =========     =========     =========     =========

6.  Earnings per share                  $    0.27     $    0.27     $    0.40     $    0.40
                                        =========     =========     =========     =========



3.   PURCHASE OF DISTRIBUTORSHIP ASSETS:

On October 10, 1997, the Company purchased certain inventory and fixed assets from Marcus Distributors, Inc. ("Marcus") of St. Louis, Missouri for $2.7 million in cash and warrants to acquire 30,000 shares of the Company's common stock at an exercise price of $0.10 per share. In addition, the Company entered into a five year lease agreement with Marcus to lease a distribution facility in St. Louis, Missouri. The acquisition was funded through borrowings on the Facility, which was increased in October 1997 to accommodate the purchase.


4.   PURCHASE OF STOCK OF FOOD FOR HEALTH COMPANY, INC.:

On November 10, 1997, the Company purchased all of the outstanding stock of Food For Health Company, Inc. ("FFH"), a distributor of health and natural foods based in Phoenix, AZ, for $4.4 million in cash. The acquisition was funded by a $4.5 million five year term loan from a bank. The loan bears interest at LIBOR plus 1.75% and requires monthly payments of $75,000 plus accrued interest. The loan is collateralized by the common stock of FFH and a personal guarantee from the Chairman of the Company. The assets and liabilities assumed as a result of the acquisition are as follows:

     Fair value of assets............... $10,189,108
     Cash paid..........................  (4,400,000)
                                         -----------
     Liabilities assumed................ $ 5,789,108
                                         ===========

Based on a preliminary allocation of the purchase price, goodwill is estimated to be $1.8 million and will be amortized over 25 years.

5.   LONG-TERM DEBT:

Effective October 10, 1997, the Company's Revolving Credit Facility with a bank (the "Facility") was amended in order to provide financing to support the operation of a new distribution facility in St. Louis, Missouri. The amendment increased the borrowing limit from $10 million to $15 million with an option to borrow an additional $3 million for a 90-day period twice per year. The amendment also provided for an additional $10 million facility which expires in April 1998 and is collateralized by specific inventory.

Due to the borrowings on the Facility to finance the operation of the St. Louis distribution center and to finance an increase in inventory during the quarter, accompanied with the debt incurred to finance the acquisition of FFH, the Company was in violation of the debt to equity covenant associated with the Facility. The Company has obtained a commitment from another bank to refinance the Facility and, therefore, does not plan to obtain a waiver for the covenant violation.

FFH maintains a revolving credit facility with a bank (the "FFH Facility") which provides for maximum borrowings of $6,000,000. Amounts under the facility bear interest at prime rate plus 1.25% which is payable monthly. The borrowings under the FFH Facility are secured by the assets of FFH. As of December 31, 1997, FFH had borrowed approximately $2.7 million under the FFH Facility.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month periods ended December 31, 1997 and December 31, 1996

Sales for the three months ended December 31, 1997 increased 57.0% to $64.9 million, compared to $41.4 million for the same period in prior fiscal year. Sales attributable to the new St. Louis distribution center were $11.3 million for the period, of which $9.4 million related to cigarette sales. Sales attributable to FFH, a distributor of health foods and related products, were $4.8 million. Sales from the core distribution business increased by $7.5 million during the first quarter over the prior year as follows: Cigarette sales increased approximately $3.0 million over the prior year due to price increases and approximately $2.8 million due to increased volume to current and new customers. Tobacco sales increased $584,000, sales from health and beauty care products increased $426,000, candy sales increased $386,000, food service sales increased $295,000 and all other product sales increased by $555,000 due to increase in the demand for such products from the customer base. There were no sales of beer products during the three months ended December 31, 1997 due to the sale of the Denver beer distributorship in October 1996. This accounted for a $538,000 decrease in sales of beer products as compared to the prior year.

Gross profit increased 52.8% to $7.2 million for the three months ended December 31, 1997 from $4.7 million over the same period during the prior year. Gross profit as a percent of sales declined to 11.0% for the quarter ended December 31, 1997 compared to 11.3% for the quarter ended December 31, 1996. The decrease in gross profit was primarily attributable to the large increase in cigarette sales, principally in the St. Louis market. Cigarettes have historically, and continue to have, a lower profit margin percentage than the Company's other products.

Sales of the Company's private label cigarettes have continued to decline since 1993 when cigarette manufacturers substantially reduced the price of premium brand cigarettes. Management anticipates that the volume of private label cigarettes could continue to decline by as much as 20% to 30%. If such a decline is realized, gross profit from private label cigarette sales could decrease annually by $200,000 to $300,000 in fiscal 1998 and 1999.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 43.1% or $1.7 million to $5.7 million for the quarter ended December 31, 1997 compared to the same period in fiscal 1996. The increase was primarily due to expenses associated with the new St. Louis distribution center and FFH which accounted for $591,000 and $1.1 million in operating expenses, respectively. As a percentage of sales, total operating expense decreased to 8.8% from 9.7% during the same period in the prior year due to operating efficiencies realized with the increase in sales.

As a result of the above, income from operations for the quarter ended December 31, 1997 increased by $755,000 or 108.5% to $1,451,000.

Interest expense for the three months ended December 31, 1997 increased 108.8% to $403,000 compared to $193,000 during the same period in the prior year.
The increase was primarily due to a $6.3 million increase in the average amount borrowed under the Company's revolving credit facility with a bank (the "Facility") during the period. The Facility was utilized to finance the acquisition and operation of the new St. Louis distribution center and the expansion of the Bismarck, ND distribution center. In addition, the Company borrowed $4.5 million in November 1997 to finance the acquisition of FFH.

Other income for the three months ended December 31, 1997 of $106,000 was generated primarily by the gain associated with the sale of marketable securities, royalty payments associated with the sale of the Denver non-alcoholic beverage business and dividends received on investment securities. Other income for the three months ended December 31, 1996 of $1,152,000 was generated primarily from the gain associated with the sale of the Denver beer distributorship in October 1996.

As a result of the above factors, net income during the three months ended December 31, 1997 was $671,778 compared to $976,967 for the three months ended December 31, 1996.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1997, the Company's operating income is subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing which affects the market for generic and private label cigarettes. The Company remains dependent on cigarette sales which represent approximately 65% of its revenue. Net income is also heavily dependent on sales of the Company's private label cigarettes and volume discounts received in connection with such sales. The Company continues to evaluate various steps it may take to improve net income in future periods, including acquisitions of distributing companies such as the new St. Louis distribution center and FFH, which were purchased in October and November 1997, and continued sales of assets that are no longer essential to its primary business activities, such as, investments and certain real estate. An analysis of such assets held at December 31, 1997 is as follows:

                                            ESTIMATE OF GAIN
                                    -------------------------------
                                    December 31,      September 30,
  DESCRIPTION OF ASSET                  1997              1997
  --------------------              ------------      -------------

  Investments (available-for-sale)     $326,000          $409,000
  Condominium & furnishings             480,000           480,000

Investments consist of 83,000 shares of Cayman Water Company Limited (CWC), a public company which is listed on NASDAQ, at December 31, 1997 and September 30, 1997, respectively. The Company's basis in the securities was $151,000 and the fair market value of the securities was $477,000 and $560,000 on December 31, 1997 and September 30, 1997, respectively. The fair market value of the securities on January 30, 1998 was $462,000.

The condominium and furnishings consist of a condominium in the Cayman Islands which is used in furtherance of the Company's business marketing strategies. The costs and benefits associated with retaining the condominium are being evaluated in relation to the current business strategies of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1997, the Company utilized cash flow in operating activities to finance increases in inventory in all branches in anticipation of calendar year-end price increases and to finance accounts receivable in the St. Louis distribution center. Cash was utilized in investing activities during the three month period ended December 31, 1997 primarily to purchase the assets of Marcus Distributors, Inc. in St. Louis, MO in October 1997 and the stock of FFH in November 1997 for $2.7 million and $4.5 million respectively. Cash was provided in financing activities through increases in the Facility and from a term note to finance the purchase of FFH.

The Company had working capital of approximately $22.7 million as of December 31, 1997 compared to $11.2 million as of September 30, 1997. The Company's debt to equity ratio was 4.76 to 1 at December 31, 1997 compared to 2.26 at September 30, 1997. The increase was due to additional borrowing incurred by the Company to finance the acquisition of FFH and the St. Louis distribution center.

The Facility allows the Company to borrow up to $15 million at any time with an option to borrow up to an additional $3 million for a period of 90 days twice per year. In addition, the Facility provides for an additional $10 million which may be utilized through April 1998 and is collateralized by
specific inventory.   As of December 31, 1997, the Company had borrowed
approximately $17.8 million under the Facility. Due to the borrowings on the Facility to finance the operation of the St. Louis distribution center and to finance an increase in inventory during the quarter, accompanied with the debt incurred to finance the acquisition of FFH, the Company was in violation of the debt to equity covenant associated with the Facility. The Company has obtained a commitment from another bank to refinance the Facility and, therefore, does not plan to obtain a waiver for the covenant violation.

In November 1997, the Company borrowed $4.5 million from a bank to finance the purchase of the common stock of FFH. The loan bears interest at LIBOR plus 1.75% which is payable monthly and provides for monthly principal payments of $75,000. The loan is currently being renegotiated to defer principal payments until July 1998.

FFH maintains a revolving credit facility with a bank (the "FFH Facility") which provides for maximum borrowings of $6,000,000. Amounts under the facility bear interest at prime rate plus 1.25% which is payable monthly. The borrowings under the FFH Facility are secured by the assets of FFH. As of December 31, 1997, FFH had borrowed approximately $2.7 million under the FFH Facility.

The Company also maintains a $1,250,000 non-revolving line of credit used to finance the purchase of trucks and delivery equipment. Advances against the non-revolving line of credit were $731,000 through December 31, 1997. The amount available on the non-revolving line of credit was $519,000 at December 31, 1997. The line of credit is secured by a first lien on the delivery vehicles purchased with the loan proceeds.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the Facility, the FFH Facility and the non-revolving line of credit, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable future working capital and capital expenditure requirements.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item will not be applicable to the Company before its Annual Report on Form 10-K for the year ended September 30, 1998.


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

   10.5 Note, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 25, 1997)

   10.6 AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   10.7 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

   10.8 Employment Agreement, dated July 1, 1994, between the Company and William F. Wright (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   10.9 Employment Agreement, dated July 1, 1994, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement of Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   10.10 Consulting Agreement, dated July 1, 1994, between the Company and Nebraska Distributing Company relating to services of J. Tony Howard (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   10.11 Asset Purchase Agreement, dated October 2, 1996, between the Company and Western Distributing Company (incorporated by reference to the Company's Current Report on Form 8-K filed on October 15, 1996)

   10.12 Purchase Agreement, dated September 6, 1997, between the Company and Marcus Distributors, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 24, 1997)

   11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 2 to the financial statements included in
         Item 1 herein)

   27.0  Financial Data Schedules


(b)    REPORTS ON FORM 8-K

       A report on Form 8-K was filed on October 24, 1997 to report an Item 2 transaction regarding the purchase of the assets of Marcus
       Distributors, Inc. of St. Louis, Mo.

       A report on Form 8-K was filed on November 25, 1997 to report an Item 2 transaction regarding the purchase of the common stock of Food For Health Company, Inc.("FFH"). A report on Form 8-K/A was filed on December 31, 1997 to report the same transaction and to include audited financial statements for FFH for the fiscal years ended May 25, 1997 and May 26, 1996 and to include pro-forma financial statements for the year ended September 30, 1997 reflecting such transaction.





                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     February 9, 1998        Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & CEO and
                                    Principal Executive Officer


Date:     February 9, 1998        Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer