Form 10-Q
period 1998-03-31
AMCON DISTRIBUTING CO
filed 1998-05-11
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

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
The Registrant had 2,449,903 shares of its $.01 par value common stock outstanding as of April 30, 1998.


                                                                   Form 10-Q
                                                                   2nd Quarter

                               INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at March 31, 1998
          and at September 30, 1997                                       3

          Statements of income for the three and six-month
          periods ended March 31, 1998 and March 31, 1997                 4

          Statements of cash flows for the three and six-month
          periods ended March 31, 1998 and March 31, 1997                 5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     13

PART II - OTHER INFORMATION

Item 2.   Changes in Securities                                          13

Item 4.   Submission of Matters to a Vote of Security Holders            13

Item 6.   Exhibits and Reports on Form 8-K                               13




Part I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           AMCON Distributing Company
                                 Balance Sheets
                     March 31, 1998 and September 30, 1997
--------------------------------------------------------------------------------

                                                  (Unaudited)
                                                   March 31,       September 30,
                                                      1998              1997
                                                  -----------      -------------
                       ASSETS
Current assets:
  Cash                                            $    19,452       $     26,973
  Marketable securities                                     -            127,786
  Accounts receivable, less allowance
    for doubtful accounts of $504,733
    and $206,249                                    14,188,647        10,788,979
  Note and interest receivable from officer                  -           130,795
  Inventories                                       15,769,869         7,183,245
  Deferred income taxes                                119,017           119,017
  Other                                                179,837            84,616
                                                  ------------      ------------
     Total current assets                           30,276,822        18,461,411

Fixed assets, net                                    4,844,194         3,608,891
Investments                                            487,625           560,250
Other assets                                         2,844,207           866,749
                                                  ------------      ------------
                                                  $ 38,452,848      $ 23,497,301
                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $  7,127,070      $  4,764,816
  Accrued expenses                                   1,282,318           906,282
  Accrued wages, salaries and bonuses                  634,053           719,962
  Income taxes payable                                 872,682           579,802
  Current portion of long-term debt                  1,032,427           332,338
                                                  ------------      ------------
     Total current liabilities                      10,948,550         7,303,200
                                                  ------------      ------------

Deferred income taxes                                  164,956           195,458
Long-term debt, less current portion                19,178,575         8,790,524

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized
  Common stock, $.01 par value, 15,000,000
   shares authorized, 2,450,000 shares
   issued and outstanding                               24,500            24,500
  Additional paid-in capital                         2,268,578         2,213,828
  Unrealized gain on investments available-
   for-sale, net of $141,483 and $171,985 tax          195,381           237,503
  Retained earnings                                  5,672,623         4,732,603
                                                  ------------      ------------
                                                     8,161,082         7,208,434
Less treasury stock, 97 shares, at cost                   (315)             (315)
                                                  ------------      ------------
     Total shareholders' equity                      8,160,767         7,208,119
                                                  ------------      ------------
                                                  $ 38,452,848      $ 23,497,301
                                                  ============      ============


The accompanying notes are an integral part of these financial statements.







                            AMCON Distributing Company
                               Statements of Income
              for the three and six months ended March 31, 1998 and 1997
                                    (Unaudited)
----------------------------------------------------------------------------

                                      For the three months           For the six months
                                        ended March 31                 ended March 31
                                    -------------------------    ---------------------------
                                        1998          1997           1998            1997
                                    -----------   -----------    -------------   -----------
Sales (including excise taxes
 of $10.9 million and $9.9 million,
 and $23.8 million and $19.7
 million, respectively)             $68,946,009   $40,020,268     $133,894,568   $81,395,529
Cost of sales                        61,533,784    35,648,916      119,316,333    72,333,114
                                    -----------   -----------     ------------   -----------
     Gross profit                     7,412,225     4,371,352       14,578,235     9,062,415

Selling, general and
 administrative  expenses             6,231,594     3,803,024       11,669,525     7,600,886
Depreciation and amortization           254,970       213,745          531,712       410,709
                                    -----------   -----------     ------------   -----------
                                      6,486,564     4,016,769       12,201,237     8,011,595
                                    -----------   -----------     ------------   -----------

   Income from operations               925,661       354,583        2,376,998     1,050,820

Other expense (income):
  Interest expense                      552,947       199,061          955,457       391,866
  Other expense (income), net           (33,032)      (67,482)        (139,280)   (1,219,927)
                                    -----------   -----------     ------------   -----------
                                        519,915       131,579          816,177      (828,061)
                                    -----------   -----------     ------------   -----------

Income before income taxes              405,746       223,004        1,560,821     1,878,881

Income tax expense                      137,502        91,431          620,801       770,341
                                    -----------   -----------     ------------   -----------

Net income                          $   268,244   $   131,573     $    940,020   $ 1,108,540
                                    ===========   ===========     ============   ===========

Earnings share
  Basic                             $      0.11   $      0.05     $       0.38   $      0.45
                                    ===========   ===========     ============   ===========
  Diluted                           $      0.11   $      0.05     $       0.38   $      0.45
                                    ===========   ===========     ============   ===========

Weighted average shares
 outstanding:
  Basic                               2,449,903     2,445,903        2,449,903     2,445,903
                                    ===========   ===========     ============   ===========
  Diluted                             2,526,365     2,451,529        2,504,195     2,450,080
                                    ===========   ===========     ============   ===========


 The accompanying notes are an integral part of these financial statements.




                              AMCON Distributing Company
                           Statements of Cash Flows
                for the six months ended March 31, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                           1998           1997
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $   940,020    $ 1,108,540
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                             531,712        410,709
    Gain on sales of fixed assets and securities              (39,844)       (52,950)
    Gain on sale of Denver beer distributorship                     -     (1,102,205)
    Proceeds from sale of trading securities                  157,206         24,600
    Deferred income taxes                                      69,430              -
    Changes in assets and liabilities, net of
     effects from acquisitions:
      Accounts receivable                                    (174,634)        33,380
      Inventories                                          (1,935,676)      (695,919)
      Other current assets                                     23,746         57,709
      Other assets                                           (199,452)       (22,497)
      Accounts payable                                        322,931      1,395,310
      Accrued expenses and accrued wages,
        salaries, and bonuses                                (119,053)      (127,107)
      Income taxes payable                                    292,879        151,741
                                                          -----------    -----------

  Net cash provided by (used in) operating activities        (130,735)     1,181,311
                                                          -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                  (591,751)      (516,508)
  Purchases of water bottling company assets                        -       (456,705)
  Purchase of assets of Marcus Distributors, Inc.          (2,664,916)             -
  Purchase of Food For Health Co., Inc. net
    of cash acquired                                       (4,454,338)             -
  Proceeds from sales of fixed assets                          41,708         71,662
  Proceeds from sales of available-for-sale securities              -         33,967
  Proceeds from sale of Denver beer distributorship                 -      2,371,994
                                                          -----------    -----------

  Net cash provided by (used in) investing activities      (7,669,297)     1,504,410
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                              4,500,000        363,961
  Net (payments) proceeds on bank credit agreement          3,666,595     (1,662,244)
  Payments on long-term and subordinated debt                (374,084)      (184,263)
  Redemption of preferred stock                                     -     (1,200,000)
                                                          -----------    -----------

  Net cash provided by (used in) financing activities       7,792,511     (2,682,546)
                                                          -----------    -----------


Net increase (decrease)in cash                                 (7,521)         3,175

Cash, beginning of period                                      26,973         21,497
                                                          -----------    -----------

Cash, end of period                                       $    19,452    $    24,672
                                                          ===========    ===========



The accompanying notes are an integral part of these financial statements.




                           AMCON Distributing Company
                         Notes to Financial Statements
                            March 31, 1998 and 1997
----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                                         For the three months        For the three months
                                         ended March 31, 1998        ended March 31, 1997
                                        -----------------------     -----------------------
                                          Basic        Diluted        Basic        Diluted
                                        ---------     ---------     ---------     ---------
1.  Weighted average common
     shares outstanding                 2,450,000     2,450,000     2,450,000     2,450,000

2.  Weighted average treasury
     shares                                   (97)          (97)       (4,097)       (4,097)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        76,462             -         5,626
                                        ---------     ---------     ---------     ---------

4.  Weighted average number of
     shares outstanding                 2,449,903     2,526,365     2,445,903     2,451,529
                                        =========     =========     =========     =========

5.  Net income                          $ 268,244     $ 268,244     $ 131,573     $ 131,573
                                        =========     =========     =========     =========

6.  Earnings per share                  $    0.11     $    0.11     $    0.05     $    0.05
                                        =========     =========     =========     =========


                                           For the six months           For the six months
                                          ended March 31, 1998         ended March 31, 1997
                                        -----------------------      -----------------------
                                          Basic       Diluted         Basic        Diluted
                                        ----------   ----------      ----------   ----------
1.  Weighted average common
     shares outstanding                  2,450,000    2,450,000       2,450,000    2,450,000

2.  Weighted average treasury
     shares                                    (97)         (97)         (4,097)      (4,097)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock             -       54,292               -        4,987
                                        ----------    ---------      ----------   ----------

4.  Weighted average number of
     shares outstanding                  2,449,903    2,504,195       2,445,903    2,450,080
                                        ==========   ==========      ==========   ==========

5.  Net income                          $  940,020   $  940,020      $1,108,540   $1,108,540
                                        ==========   ==========      ==========   ==========

6.  Earnings per share                  $     0.38   $     0.38      $     0.45    $    0.45
                                        ==========   ==========      ==========   ==========



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


4.   PURCHASE OF STOCK OF FOOD FOR HEALTH COMPANY, INC.:

On November 10, 1997, the Company purchased all of the outstanding stock of Food For Health Company, Inc. ("FFH"), a distributor of health and natural foods based in Phoenix, AZ, for $4.4 million in cash. The acquisition was funded by a $4.5 million five year term loan from a bank. The loan bears interest at LIBOR plus 1.75% and requires monthly payments of accrued interest with monthly principal payments of $85,096 plus accrued interest beginning in August 1998. The loan is collateralized by the common stock of FFH and a personal guarantee from the Chairman of the Company. The assets and liabilities assumed as a result of the acquisition are as follows:

     Fair value of assets............... $10,189,108
     Cash paid..........................  (4,400,000)
                                         -----------
     Liabilities assumed................ $ 5,789,108
                                         ===========

Based on a preliminary allocation of the purchase price, goodwill is estimated to be $1.9 million and will be amortized over 25 years.


5.   LONG-TERM DEBT:

In March 1998, the Company refinanced its Revolving Credit Facility with a new bank (the "Facility") in order to obtain more favorable lending terms to support operations and to finance any future acquisitions. The Facility increased the Company's borrowing limit to $20 million and decreased the interest rate on the New Facility to LIBOR plus 1.75%. The Facility also provided for an additional $10 million facility to be collateralized by specific inventory and a $1.5 million facility to be used for transportation equipment purchases. As of March 31, 1998, the Company had borrowed approximately $11.8 million under the Facility.

In March 1998, the FFH refinanced its Revolving Credit Facility with a new bank (the "FFH Facility") in order to obtain more favorable lending terms to support operations. The borrowings under the FFH Facility are secured by the assets of FFH and are guaranteed by the Company. The FFH Facility established a borrowing limit of $5 million and decreased the interest rate on the FFH Facility to LIBOR plus 1.75%. As of March 31, 1998, FFH had borrowed approximately $2.8 million under the FFH Facility.

In November 1997, the Company borrowed $4.5 million from a bank to finance the purchase of the common stock of FFH. The loan bears interest at LIBOR plus 1.75% and requires monthly payments of accrued interest with monthly principal payments of $85,096 plus accrued interest beginning in August 1998.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and six-month periods ended March 31, 1998 and March 31, 1997

Sales for the three months ended March 31, 1998 increased 72.3% to $68.9 million, compared to $40.0 million for the same period in prior fiscal year. Sales attributable to the new St. Louis distribution center and Food For Health Company, Inc. ("FFH"), a distributor of health foods and related products, were $21.1 million, of which $8.6 million related to cigarette sales. Sales from the core distribution business increased by $7.8 million during the second quarter as compared to the prior year as follows: Cigarette sales increased approximately $2.9 million over the prior year due to price increases and approximately $3.5 million due to increased volume to current and new customers. Tobacco sales increased $594,000, food service sales increased $294,000, candy sales increased $188,000, sales from health and beauty care products increased $131,000 and all other product sales increased by $173,000 due to increase in the demand for such products from the customer base.

Sales for the six months ended March 31, 1998 increased 64.5% to $133.9 million compared to $81.4 million for the six months ended March 31, 1997. Sales attributable to the new St. Louis distribution center and to FFH were $37.3 million, of which $18.1 million related to cigarette sales. Sales from the core distribution business increased by $15.2 million during the six months ended March 31, 1998 as compared to the prior year as follows:
Cigarette sales increased approximately $5.4 million over the prior year due to price increases and approximately $6.8 million due to increased volume to current and new customers. Tobacco sales increased $1.2 million, food service sales increased $589,000, candy sales increased $574,000, sales from health and beauty care products increased $557,000 and all other product sales increased by $659,000 due to increase in the demand for such products from the customer base. There were no sales of beer products during the six months ended March 31, 1998 due to the sale of the Denver beer distributorship in October 1996. This accounted for a $538,000 decrease in sales of beer products as compared to the prior year.


Gross profit increased 69.6% to $7.4 million for the three months ended March 31, 1998 from $4.4 million over the same period during the prior year. Gross profit as a percent of sales declined to 10.7% for the quarter ended March 31, 1998 compared to 10.9% for the quarter ended March 31, 1997. The increase in gross profit was primarily attributable to the new St. Louis distribution center and FFH, which accounted for $3.0 of the increase in gross profit for the quarter. The decrease in gross profit margin percentage was primarily attributable to a decline in per-carton purchase discounts paid by cigarette manufacturers for the quarter combined with a large increase in cigarette sales, principally in the St. Louis market. Purchase discount programs vary by manufacturer. Although all of the purchase discount programs offered by manufacturers are computed on a cents-per-carton-sold basis, the programs vary on the criteria necessary for meeting the higher purchase discount brackets, such as, market share by cigarette category. Therefore, it is possible to have increased sales in certain product categories, but receive less purchase discounts.



Gross profit increased 60.9% to $14.6 million for the six months ended March 31, 1998 from $9.1 million over the same period during the prior year. Gross profit as a percent of sales declined to 10.9% for the six months ended March 31, 1998 compared to 11.1% to the six months ended March 31, 1997. The increase in gross profit was primarily attributable to the new St. Louis distribution center and FFH, which accounted for $4.7 million of the increase in gross profit for the six months. The decrease in gross profit margin percentage was primarily attributable to the large increase in cigarette sales, principally in the St. Louis market. Cigarettes have historically, and continue to have, a lower profit margin percentage than the Company's other products.

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

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 61.5% or $2.5 million to $6.5 million for the quarter ended March 31, 1998 compared to the same period in fiscal 1997. The increase was primarily due to expenses associated with the new St. Louis distribution center and FFH which accounted for $2.5 million in operating expenses. As a percentage of sales, total operating expense decreased to 9.4% from 10.0% during the same period in the prior year.

For the six month period ended March 31, 1998, total operating expense increased 52.3% or $4.2 million to $12.2 million, compared to the same period in the prior year. The increase was primarily due to expenses associated with the new St. Louis distribution center and FFH which accounted for $4.2 million in operating expenses. As a percentage of sales, total operating expense decreased to 9.1% from 9.8% during the same period in the prior year. The decrease in operating expenses as a percentage of sales is due to efficiencies gained through increased volume.

As a result of the above, income from operations for the quarter ended March 31, 1998 increased $571,000 to $926,000. Income from operations for the six month period ended March 31, 1998 increased $1.3 million to $2.4 million.

Interest expense for the three months ended March 31, 1998 increased 177.8%, or $354,000, over the same period in the prior year. Interest expense for the six month period ended March 31, 1998 increased 143.8%, or $564,000, compared to the six month period ended March 31, 1997. The increase was primarily due to interest expense associated with FFH's revolving credit facility, which accounted for $196,000 and $240,000 of interest expense during the three and six month periods ended March 31, 1998, respectively and a $7.7 million and $7.0 million increase in the average amount borrowed under the Company's revolving credit facility with a bank (the "Facility") during the three and six month periods ended March 31, 1998, respectively. The Facility was utilized to finance the acquisition of the new St. Louis distribution center, the expansion of the Bismarck, ND distribution center and to finance an increase in inventory during the period. In addition, the Company borrowed $4.5 million in November 1997 to finance the acquisition of FFH.

Other income of $33,000 for the three months ended March 31, 1998 consisted primarily of royalty payments associated with the sale of the Denver non-alcoholic beverage business, rent income and gains on sales of fixed assets. Other income of $139,000 for the six months ended March 31, 1998 was generated primarily by a gain of $29,000 from the sale of marketable securities, royalty payments associated with the sale of the Denver non-alcoholic beverage business of $17,000, and rent income and gains on sales of fixed assets.
Other income of $1.2 million for the six months ended March 31, 1997 was generated primarily by the gain associated with the sale of the Denver beer distributorship of $1.1 million.

As a result of the above factors, net income during the three months ended March 31, 1998 was $337,675 compared to $131,573 for the three months ended March 31, 1997. Net income during the six months ended March 31, 1998 was $1,009,452 compared to $1,108,540 for the six months ended March 31, 1997.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1997, the Company's operating income is subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing which affects the market for generic and private label cigarettes. The Company continues to remain dependent on cigarette sales which now represent approximately 63% of its revenue (66% in fiscal 1997). Net income remains heavily dependent on sales of the Company's private label cigarettes and volume discounts received in connection with such sales. The Company continues to evaluate various steps it may take to improve net income in future periods, including acquisitions of distributing companies such as the new St. Louis distribution center and FFH which were purchased in the first quarter and continued sales of assets that are no longer essential to its primary business activities, such as, investments and certain real estate. An analysis of such assets held at March 31, 1998 is as follows:

                                            ESTIMATE OF GAIN
                                    -------------------------------
                                     March 31,        September 30,
  DESCRIPTION OF ASSET                  1998              1997
  --------------------              ------------      -------------

  Investments (available-for-sale)     $337,000          $409,000
  Condominium & furnishings             480,000           480,000

Investments consist of 83,000 shares of Cayman Water Company Limited (CWC), a public company which is listed on NASDAQ, at March 31, 1998 and September 30, 1997, respectively. The Company's basis in the securities was $151,000 and the fair market value of the securities was $488,000 and $560,000 on March 31, 1998 and September 30, 1997, respectively. The fair market value of the securities on April 30, 1998 was $571,000.

The condominium and furnishings consist of a condominium in the Cayman Islands which is used in furtherance of the Company's business marketing strategies. The costs and benefits associated with retaining the condominium are being evaluated in relation to the current business strategies of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1998, the Company utilized cash flow in operating activities to finance increases in inventory in all branches in anticipation of calendar year-end price increases. Cash was utilized in investing activities during the six month period ended March 31, 1998 primarily to purchase the assets of Marcus Distributors, Inc. in St. Louis, MO in October 1997 and the stock of FFH in November 1997 for $2.7 million and $4.5 million respectively. Cash was provided in financing activities through increases in the Facility and from a term note to finance the purchase of FFH.



The Company had working capital of approximately $19.3 million as of March 31, 1998 compared to $11.2 million as of September 30, 1997. The Company's debt to equity ratio was 3.68 at March 31, 1998 compared to 2.26 at September 30, 1997.

In March 1998, the Company refinanced its Revolving Credit Facility with a new bank (the "Facility") in order to obtain more favorable lending terms to support operations and to finance any future acquisitions. The Facility increased the Company's borrowing limit to $20 million and decreased the interest rate on the new Facility to LIBOR plus 1.75%. The Facility also provided for an additional $10 million facility collateralized by specific inventory and a $1.5 million facility to be used for transportation equipment purchases. As of March 31, 1998, the Company had borrowed approximately $11.8 million under the Facility.

In March 1998, the FFH refinanced its Revolving Credit Facility with a new bank (the "FFH Facility") in order to obtain more favorable lending terms to support operations. The borrowings under the FFH Facility are secured by the assets of FFH and are guaranteed by the Company. The FFH Facility established a borrowing limit of $5 million and decreased the interest rate on the FFH Facility to LIBOR plus 1.75%. As of March 31, 1998, FFH had borrowed approximately $2.8 million under the FFH Facility.

In November 1997, the Company borrowed $4.5 million from a bank to finance the purchase of the common stock of FFH. The loan bears interest at LIBOR plus 1.75% and requires monthly payments of accrued interest with monthly principal payments of $85,096 plus accrued interest beginning in August 1998.

The Company also maintains a $1,250,000 non-revolving line of credit used to finance the purchase of trucks and delivery equipment. Advances against the non-revolving line of credit were $680,000 through March 31, 1998. The amount available on the non-revolving line of credit was $570,000 at March 31, 1998. The line of credit is secured by a first lien on the delivery vehicles purchased with the loan proceeds.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item will not be applicable to the Company before its Annual Report on Form 10-K for the year ending September 30, 1998.


PART II - OTHER INFORMATION

Item 2.   Changes in Securities.

The Loan and Security Agreement, dated February 25, 1998, between the Company and LaSalle National Bank restricts the Company from declaring or paying dividends on any class of its stock or on account of any equity interest in the Company. This restriction is consistent with restrictions contained in the Company's previous Credit and Security Agreement, dated July 25, 1994, between the Company and Norwest Bank Minnesota.

Item 4.   Submission of Matters to a Vote of Security Holders.

    The Company held its Annual Meeting of Stockholders on March 19, 1998 for the purpose of electing two directors, ratifying the appointment of its auditors, amending its restated certificate of incorporation to increase the number of authorized shares of Common Stock and amending the Company's 1994 Stock Option Plan so that awards under the Plan will comply with Section 162(m) of the Internal Revenue Code of 1986, as amended.

    The following sets forth the results of the election of directors:

    NAME OF NOMINEE            FOR                 WITHHELD
    William Wright          1,646,578   67.21%        723       0.03%
    Jerry Fleming           1,646,587   67.21%        714       0.03%

    There was no solicitation in opposition to the nominees proposed to be elected by the Stockholders in the Proxy Statement.

    The ratification of the appointment of Coopers & Lybrand as independent auditors for the Company for the fiscal year ending September 26, 1998 was approved by the Stockholders with 1,645,832 votes FOR (approximately 67%), 1,016 votes AGAINST, and 453 votes ABSTAINED OR BROKER NON-VOTES.

    The Board of Directors had proposed that the Company's Restated Certificate of Incorporation be amended to increase the total number of authorized Common Stock from 5,000,000 to 15,000,000. The amendment to the Restated Certificate of Incorporation was approved by the Stockholders with 1,564,418 votes FOR (approximately 64%), 82,250 votes AGAINST, and 633 votes ABSTAINED OR BROKER NON-VOTES.

    The proposal to approve the amendment to the Company's 1994 Stock Option Plan so that awards under the Plan will comply with the requirements of
Section 162(m) of the Internal Revenue Code of 1986, as amended was approved by the Stockholders with 1,639,843 votes FOR (approximately 67%), 6,779 votes AGAINST, and 679 votes ABSTAINED OR BROKER NON-VOTES.

    Further information regarding these matters is contained in the Company's Proxy Statement dated February 23, 1998.

Item 6.   Exhibits and Reports on Form 8-K

(a) EXHIBITS

   2.1 Stock Purchase Agreement dated November 3, 1997, between the Company and FFH Holdings, Inc. (incorporated by reference to
         Exhibit 2.1 of the Company's Current Report on Form 8-K filed on November 25, 1997)

   3.1 Restated Certificate of Incorporation of the Company, as amended March 19, 1998

   3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   4.1   Specimen Common Stock Certificate (incorporated by reference to
         Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

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

   10.5 Amended Loan Agreement, dated February 25, 1998, between the Company and LaSalle National Bank

   10.6 Note, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 25, 1997)

   10.7 First Allonge to Note, dated February 25, 1998, between the Company and LaSalle National Bank

   10.8 Loan and Security Agreement, dated February 25, 1998, between the Company and LaSalle National Bank

   10.9 Promissory Note, dated February 25, 1998, between the Company and LaSalle National Bank

   10.10 Loan and Security Agreement, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank

   10.11 Promissory Note, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank

   10.12 Unconditional Guarantee, dated February 25, 1998, between the Company and LaSalle National Bank

   10.13 AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   10.14 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

   10.15 Employment Agreement, dated July 1, 1994, between the Company and William F. Wright (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   10.16 Employment Agreement, dated July 1, 1994, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement of Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   10.17 Consulting Agreement, dated July 1, 1994, between the Company and Nebraska Distributing Company relating to services of J. Tony Howard (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   10.18 Asset Purchase Agreement, dated October 2, 1996, between the Company and Western Distributing Company (incorporated by reference to the Company's Current Report on Form 8-K filed on October 15, 1996)

   10.19 Purchase Agreement, dated September 6, 1997, between the Company and Marcus Distributors, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 24, 1997)

   11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 2 to the financial statements included in
         Item 1 herein)

   27.0  Financial Data Schedules


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed for the quarter ended March 31, 1998.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     May 11, 1998             Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & CEO and
                                    Principal Executive Officer


Date:     May 11, 1998             Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer