Form 10-Q
period 1998-06-30
AMCON DISTRIBUTING CO
filed 1998-08-07
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

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

                        Yes     X      No
                             -------       -------
The Registrant had 2,479,903 shares of its $.01 par value common stock outstanding as of July 31, 1998.




                                                                   Form 10-Q
                                                                   3rd Quarter

                               INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Consolidated balance sheets at June 30, 1998
          and at September 30, 1997                                       3

          Consolidated statements of income for the three and
          nine-month periods ended June 30, 1998 and June 30, 1997        4

          Consolidated statements of cash flows for the
          nine-month periods ended June 30, 1998 and June 30, 1997        5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     13


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               13





Part I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           AMCON Distributing Company
                           Consolidated Balance Sheets
                     June 30, 1998 and September 30, 1997
--------------------------------------------------------------------------------

                                                  (Unaudited)
                                                    June 30,       September 30,
                                                      1998              1997
                                                  -----------      -------------
                       ASSETS
Current assets:
  Cash                                            $    35,572       $     26,973
  Marketable securities                                     -            127,786
  Accounts receivable, less allowance
    for doubtful accounts of $462,340
    and $206,249                                    15,052,414        10,788,979
  Note and interest receivable from officer                  -           130,795
  Inventories                                       19,923,952         7,183,245
  Deferred income taxes                                119,017           119,017
  Other                                                224,303            84,616
                                                  ------------      ------------
     Total current assets                           35,355,258        18,461,411

Fixed assets, net                                    4,702,994         3,608,891
Investments                                            508,375           560,250
Other assets                                         2,815,151           866,749
                                                  ------------      ------------
                                                  $ 43,381,778      $ 23,497,301
                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $  9,834,937      $  4,764,816
  Accrued expenses                                   1,343,977           906,282
  Accrued wages, salaries and bonuses                  532,256           719,962
  Income taxes payable                                 976,257           579,802
  Current portion of long-term debt                  1,665,972           332,338
                                                  ------------      ------------
     Total current liabilities                      14,353,399         7,303,200
                                                  ------------      ------------

Deferred income taxes                                  173,671           195,458
Other                                                  428,148                 -
Long-term debt, less current portion                19,497,139         8,790,524

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
   shares authorized, none outstanding                       -                 -
  Common stock, $.01 par value, 15,000,000
   shares authorized and 2,480,000 shares
   issued and outstanding at June 30, 1998;
   5,000,000 shares authorized and 2,450,000
   issued and outstanding at September 30, 1997         24,800            24,500
  Additional paid-in capital                         2,271,278         2,213,828
  Unrealized gain on investments available-
   for-sale, net of $150,197 and $171,985 tax          207,416           237,503
  Retained earnings                                  6,426,242         4,732,603
                                                  ------------      ------------
                                                     8,929,736         7,208,434
Less treasury stock, 97 shares, at cost                   (315)             (315)
                                                  ------------      ------------
     Total shareholders' equity                      8,929,421         7,208,119
                                                  ------------      ------------
                                                  $ 43,381,778      $ 23,497,301
                                                  ============      ============

The accompanying notes are an integral part of these financial statements.








                            AMCON Distributing Company
                         Consolidated Statements of Income
              for the three and nine months ended June 30, 1998 and 1997
                                    (Unaudited)
---------------------------------------------------------------------------

                                      For the three months            For the nine months
                                         ended June 30                   ended June 30
                                    -------------------------     ---------------------------
                                        1998          1997            1998            1997
                                    -----------   -----------     ------------   ------------
Sales (including excise taxes
 of $13.9 million and $10.4 million,
 and $37.7 million and $30.1
 million, respectively)             $77,650,819   $47,374,291     $211,545,387   $128,769,820
Cost of sales                        69,312,856    42,488,887      188,629,189    114,822,001
                                    -----------   -----------     ------------   ------------
     Gross profit                     8,337,963     4,885,404       22,916,198     13,947,819

Selling, general and
 administrative  expenses             6,463,812    3,852,715       18,133,338     11,453,601
Depreciation and amortization           265,327       225,818          797,039        636,527
                                    -----------   -----------     ------------   ------------
                                      6,729,139     4,078,533       18,930,377     12,090,128
                                    -----------   -----------     ------------   ------------

   Income from operations             1,608,824       806,871        3,985,821      1,857,691

Other expense (income):
  Interest expense                      454,595       218,289        1,410,052        610,155
  Other expense (income), net           (81,796)      (88,415)        (221,078)    (1,308,342)
                                    -----------   -----------     ------------   ------------
                                        372,799       129,874        1,188,974       (698,187)
                                    -----------   -----------     ------------   ------------

Income before income taxes            1,236,025       676,997        2,796,847      2,555,878

Income tax expense                      482,405       277,569        1,103,207      1,047,910
                                    -----------   -----------     ------------   ------------

Net income                          $   753,620   $   399,428     $  1,693,640   $  1,507,968
                                    ===========   ===========     ============   ============

Earnings share
  Basic                             $      0.31   $      0.16     $       0.69   $       0.62
                                    ===========   ===========     ============   ============
  Diluted                           $      0.29   $      0.16     $       0.67   $       0.62
                                    ===========   ===========     ============   ============

Weighted average shares
 outstanding:
  Basic                               2,452,540     2,445,903        2,450,782     2,445,903
                                    ===========   ===========     ============   ===========
  Diluted                             2,571,660     2,449,728        2,532,464     2,449,930
                                    ===========   ===========     ============   ===========



 The accompanying notes are an integral part of these financial statements.





                        AMCON Distributing Company
                      Consolidated Statements of Cash Flows
                for the nine months ended June 30, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                           1998           1997
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,693,640    $ 1,507,968
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                             797,039        636,527
    Gain on sales of fixed assets and securities              (45,076)      (100,166)
    Gain on sale of Denver beer distributorship                     -     (1,102,205)
    Proceeds from sale of trading securities                  157,206         92,548
    Deferred income taxes                                      87,411              -
    Changes in assets and liabilities, net of
     effects from acquisitions:
      Accounts receivable                                  (1,034,574)      (840,207)
      Inventories                                          (6,096,911)    (2,106,073)
      Other current assets                                    (23,956)       132,263
      Other assets                                           (203,696)       (32,497)
      Accounts payable                                      3,065,383      1,920,959
      Accrued expenses and accrued wages,
        salaries, and bonuses                                (190,864)      (285,751)
      Income taxes payable                                    396,455          8,324
                                                          -----------    -----------

  Net cash used in operating activities                    (1,397,943)      (168,310)
                                                          -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                  (711,044)      (635,910)
  Purchases of water bottling company assets                        -       (499,109)
  Purchase of assets of Marcus Distributors, Inc.          (2,664,916)             -
  Purchase of Food For Health Co., Inc. net
    of cash acquired                                       (4,454,338)             -
  Proceeds from sales of fixed assets                          60,341        160,789
  Proceeds from sales of available-for-sale securities              -         33,967
  Proceeds from sale of Denver beer distributorship                 -      2,371,994
                                                          -----------    -----------

  Net cash (used in) provided by investing activities      (7,769,957)     1,431,731
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                              4,500,000        363,961
  Net (payments) proceeds on bank credit agreement          5,010,364       (154,310)
  Payments on long-term and subordinated debt                (336,865)      (268,823)
  Proceeds from issuance of common stock                        3,000              -
  Redemption of preferred stock                                     -     (1,200,000)
                                                          -----------    -----------

  Net cash provided by (used in) financing activities       9,176,499     (1,259,172)
                                                          -----------    -----------


Net increase in cash                                            8,599         4,249

Cash, beginning of period                                      26,973         21,497
                                                          -----------    -----------

Cash, end of period                                       $    35,572    $    25,746
                                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.






                           AMCON Distributing Company
                         Notes to Financial Statements
                             June 30, 1998 and 1997
----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of AMCON Distributing Company and subsidiary (the "Company") have been prepared on the same basis as the audited financial statements for the year ended September 30, 1997, and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein. Such adjustments consist of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 1997, which are included in the Company's Annual Report to Stockholders filed with Form 10-K. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

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

                                         For the three months        For the three months
                                         ended June 30, 1998         ended June 30, 1997
                                        -----------------------     -----------------------
                                          Basic        Diluted        Basic        Diluted
                                        ---------     ---------     ---------     ---------
1.  Weighted average common
     shares outstanding                 2,452,637     2,452,637     2,450,000     2,450,000

2.  Weighted average treasury
     shares                                   (97)          (97)       (4,097)       (4,097)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -       119,120             -         3,825
                                        ---------     ---------     ---------     ---------

4.  Weighted average number of
     shares outstanding                 2,452,540     2,571,660     2,445,903     2,449,728
                                        =========     =========     =========     =========

5.  Net income                          $ 753,620     $ 753,620     $ 399,428     $ 399,428
                                        =========     =========     =========     =========

6.  Earnings per share                  $    0.31     $    0.29     $    0.16     $    0.16
                                        =========     =========     =========     =========


                                          For the nine months          For the nine months
                                          ended June 30, 1998          ended June 30, 1997
                                        -----------------------      -----------------------
                                          Basic       Diluted         Basic        Diluted
                                        ----------   ----------      ----------   ----------
1.  Weighted average common
     shares outstanding                  2,450,879    2,450,879       2,450,000    2,450,000

2.  Weighted average treasury
     shares                                    (97)         (97)         (4,097)      (4,097)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock             -       81,682               -        4,027
                                        ----------    ---------      ----------   ----------

4.  Weighted average number of
     shares outstanding                  2,450,782    2,532,464       2,445,903    2,449,930
                                        ==========   ==========      ==========   ==========

5.  Net income                          $1,693,640   $1,693,640      $1,507,968   $1,507,968
                                        ==========   ==========      ==========   ==========

6.  Earnings per share                  $     0.69   $     0.67      $     0.62    $    0.62
                                        ==========   ==========      ==========   ==========



3.   PURCHASE OF DISTRIBUTORSHIP ASSETS:

On October 10, 1997, the Company purchased certain inventory and fixed assets from Marcus Distributors, Inc. ("Marcus") of St. Louis, Missouri for $2.7 million in cash and warrants to acquire 30,000 shares of the Company's common stock at an exercise price of $0.10 per share. In addition, the Company entered into a five year lease agreement with Marcus to lease a distribution facility in St. Louis, Missouri. The acquisition was funded through borrowings on the Company's then existing revolving credit facility, which was increased in October 1997 to accommodate the purchase.


4.   PURCHASE OF STOCK OF FOOD FOR HEALTH COMPANY, INC.:

On November 10, 1997, the Company purchased all of the outstanding stock of Food For Health Company, Inc. ("FFH"), a distributor of health and natural foods based in Phoenix, Arizona, for $4.4 million in cash. The acquisition was funded by a $4.5 million five year term loan from a bank. The loan bears interest at LIBOR plus 1.75% and requires monthly payments of accrued interest with monthly principal payments of $85,096 plus accrued interest beginning in August 1998. The loan is collateralized by the common stock of FFH and a personal guarantee from the Chairman of the Company. The assets and liabilities assumed as a result of the acquisition are as follows:

     Fair value of assets............... $10,189,108
     Cash paid..........................  (4,400,000)
                                         -----------
     Liabilities assumed................ $ 5,789,108
                                         ===========

Based on a preliminary allocation of the purchase price, goodwill is estimated to be $1.5 million and will be amortized over 25 years.


5.   LONG-TERM DEBT:

In March 1998, the Company refinanced its Revolving Credit Facility with a new bank (the "Facility") in order to obtain more favorable lending terms to support operations and to finance any future acquisitions. The Facility increased the Company's borrowing limit to $20 million and decreased the interest rate on the New Facility to LIBOR plus 1.75%. The Facility also provided for an additional $10 million facility to be collateralized by specific inventory and a $1.5 million facility to be used for transportation equipment purchases. As of June 30, 1998, the Company had borrowed approximately $13.1 million under the Facility.

In March 1998, FFH refinanced its Revolving Credit Facility with a new bank (the "FFH Facility") in order to obtain more favorable lending terms to support operations. The borrowings under the FFH Facility are secured by the assets of FFH and are guaranteed by the Company. The FFH Facility established a borrowing limit of $5 million and decreased the interest rate on the FFH Facility to LIBOR plus 1.75%. As of June 30, 1998, FFH had borrowed approximately $2.9 million under the FFH Facility.

In November 1997, the Company borrowed $4.5 million from a bank to finance the purchase of the common stock of FFH. The loan bears interest at LIBOR plus 1.75% and requires monthly payments of accrued interest with monthly principal payments of $85,096 plus accrued interest beginning in August 1998.

6.    NEW ACCOUNTING PRONOUNCEMENTS:

Comprehensive income: Effective in the year ending September 1999, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income will differ from net income due to unrealized gains or losses on marketable securities, which are disclosed in the Consolidated Statement of Changes in Stockholders' Equity.

Business segments: Effective at September 30, 1999, the Company will adopt SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Company is currently reviewing the requirements of this statement, but believes that is will change the extent of its current business segment disclosure. SFAS No. 131 affects only the presentation of segment information in the Notes to Consolidated Financial Statements and will not affect the Company's Consolidated Financial Statements.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and nine-month periods ended June 30, 1998 and June 30, 1997

Sales for the three months ended June 30, 1998 increased 63.9% to $77.7 million, compared to $47.4 million for the same period in prior fiscal year. Sales attributable to the new St. Louis distribution center and Food For Health Company, Inc. ("FFH"), a distributor of health foods and related products, were $19.7 million, of which $9.0 million related to cigarette sales. Sales from the core distribution business increased by $10.6 million during the third quarter as compared to the prior year as follows: Cigarette sales increased approximately $4.1 million over the prior year due to price increases and approximately $4.8 million due to increased volume to current and new customers. Tobacco sales increased $645,000, food service sales increased $297,000, candy and snacks sales increased $401,000, beverage sales increased $135,000, sales from health and beauty care products increased $99,000 and all other product sales increased by $224,000 due to increase in the demand for such products from the customer base.

Sales for the nine months ended June 30, 1998 increased 64.3% to $211.5 million compared to $128.8 million for the nine months ended June 30, 1997. Sales attributable to the new St. Louis distribution center and to FFH were $56.9 million, of which $27.1 million related to cigarette sales. Sales from the core distribution business increased by $25.9 million during the nine months ended June 30, 1998 as compared to the prior year as follows:
Cigarette sales increased approximately $9.5 million over the prior year due to price increases and approximately $11.6 million due to increased volume to current and new customers. Tobacco sales increased $1.8 million, food service sales increased $886,000, candy and snacks sales increased $1.3 million, sales from health and beauty care products increased $656,000 and all other product sales increased by $678,000 due to increase in the demand for such products from the customer base. There were no sales of beer products during the nine months ended June 30, 1998 due to the sale of the Denver beer distributorship in October 1996. This accounted for a $538,000 decrease in sales of beer products as compared to the prior year.

Gross profit increased 70.7% to $8.3 million for the three months ended June
30, 1998 from $4.9 million over the same period during the prior year. Gross profit as a percent of sales increased to 10.7% for the quarter ended June 30, 1998 compared to 10.3% for the quarter ended June 30, 1997. The increase in gross profit was primarily attributable to the new St. Louis distribution center and FFH, which accounted for $2.6 million of the increase in gross profit for the quarter. Price increases from tobacco manufacturers contributed an additional $570,000 to gross profit during the quarter as compared to the prior year. These increases offset a reduction in purchase discounts from tobacco manufacturers of $133,000 for the quarter. The increase in profit margin percentage for the third quarter was primarily attributable to the addition of FFH. The average profit margin percentage for health food products is considerably higher than the products sold by the core distribution business.

Gross profit increased 64.3% to $22.9 million for the nine months ended March 31, 1998 from $13.9 million over the same period during the prior year. Gross profit as a percent of sales remained level at 10.8% for the nine months ended June 30, 1998 compared to 10.8% to the nine months ended June 30, 1997. The increase in gross profit was primarily attributable to the new St. Louis distribution center and FFH, which accounted for $7.3 million of the increase in gross profit for the nine months. Tobacco price increases during the nine months ended June 30, 1998 accounted for an additional $930,000 in gross profit as compared to the prior year and offset a decrease of $502,000 in purchase discounts received from tobacco manufacturers, as compared to the prior year. Gross margin percentage remained constant year over year, but was impacted primarily by two factors. FFH's profit margin added approximately 1.6% to the Company's profit margin percentage. A corresponding decrease in gross profit margin percentage was attributable to the large increase in cigarette sales, principally in the St.Louis market and a reduction in purchase discounts received from manufacturers. Cigarettes have historically, and continue to have, a lower profit margin percentage than the Company's other products. Therefore, a large increase in cigarette sales adversely
affects the profit margin percentage.   Purchase discount programs vary by
manufacturer. Although all of the purchase discount programs offered by manufacturers are computed on a cents-per-carton-sold basis, the programs vary on the criteria necessary for meeting the higher purchase discount brackets, such as, market share by cigarette category. Therefore, it is possible to have increased sales in certain product categories, but receive less purchase discounts.

Sales of the Company's private label cigarettes have continued to decline since 1993 when cigarette manufacturers substantially reduced the price of premium brand cigarettes. Management anticipates that the volume of private label cigarettes could continue to decline by as much as 30% to 35%. If such a decline is realized, gross profit from private label cigarette sales could decrease annually by $200,000 to $300,000 in fiscal 1998 and 1999.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 65.0% or $2.7 million to $6.7 million for the quarter ended June 30, 1998 compared to the same period in fiscal 1997. The increase was primarily due to expenses associated with the new St. Louis distribution center and FFH which accounted for $2.4 million in operating expenses. As a percentage of sales, total operating expense increased to 8.7% from 8.6% during the same period in the prior year. The slight increase was due to operating costs at FFH being higher as a percentage of sales than the core distribution business. This increase offset efficiencies gained through increased volume in the core distribution business.

For the nine month period ended June 30, 1998, total operating expense increased 56.5% or $6.8 million to $18.9 million, compared to the same period in the prior year. The increase was primarily due to expenses associated with the new St. Louis distribution center and FFH which accounted for $6.6 million in operating expenses. As a percentage of sales, total operating expense decreased to 8.9% from 9.4% during the same period in the prior year. The decrease in operating expenses as a percentage of sales is due to efficiencies gained through increased volume in the core distribution business which were partially offset by the proportionately higher operating costs incurred by FFH during the period.

As a result of the above, income from operations for the quarter ended June 30, 1998 increased $802,000 to $1,609,000. Income from operations for the nine month period ended June 30, 1998 increased $2.1 million to $4.0 million.

Interest expense for the three months ended June 30, 1998 increased 108.3%, or $236,000, over the same period in the prior year. Interest expense for the nine month period ended June 30, 1998 increased 131.1%, or $800,000, compared to the nine month period ended June 30, 1997. The increase was primarily due to interest expense associated with FFH's revolving credit facility, which accounted for $73,000 and $179,000 of interest expense during the three and nine month periods ended June 30, 1998, respectively and a $3.9 million and $6.0 million increase in the average amount borrowed under the Company's revolving credit facility with a bank (the "Facility") during the three and nine month periods ended June 30, 1998, respectively. The Facility was utilized to finance the acquisition of the new St. Louis distribution center, the expansion of the Bismarck, ND distribution center and to finance an increase in inventory during the period. In addition, the Company borrowed $4.5 million in November 1997 to finance the acquisition of FFH.

Other income of $82,000 for the three months ended June 30, 1998 consisted primarily of royalty payments associated with the sale of the Denver non-alcoholic beverage business, rent income and gains on sales of fixed assets. Other income of $221,000 for the nine months ended June 30, 1998 was generated from gains on the sale of marketable securities and fixed assets, royalty payments associated with the sale of the Denver non-alcoholic beverage
business, and rent and interest income.   Other income of $1.3 million for the
nine months ended June 30, 1997 was generated primarily by the gain associated with the sale of the Denver beer distributorship of $1.1 million.

As a result of the above factors, net income during the three months ended June 30, 1998 was $753,620 compared to $399,428 for the three months ended June 30, 1997. Net income during the nine months ended June 30, 1998 was $1,693,640 compared to $1,507,968 for the nine months ended June 30, 1997.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1997, the Company's operating income is subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing which affects the market for generic and private label cigarettes. The Company continues to remain dependent on cigarette sales which now represent approximately 63% of its revenue (66% in fiscal 1997). Net income remains heavily dependent on sales of the Company's private label cigarettes and volume discounts received in connection with such sales. The Company continues to evaluate various steps it may take to improve net income in future periods, including acquisitions of distributing companies such as the new St. Louis distribution center and FFH which were purchased in the first quarter and continued sales of assets that are no longer essential to its primary business activities, such as, investments and certain real estate. An analysis of such assets held at June 30, 1998 is as follows:

                                            ESTIMATE OF GAIN
                                    -------------------------------
                                      June 30,        September 30,
  DESCRIPTION OF ASSET                  1998              1997
  --------------------              ------------      -------------

  Investments (available-for-sale)     $357,000          $409,000
  Condominium & furnishings             500,000           480,000

Investments at June 30, 1998 and September 30, 1997 consisted of 83,000 shares of Cayman Water Company Limited (CWC), a public company which is listed on NASDAQ. The Company's basis in the securities is $151,000 and the fair market value of the securities was $508,000 and $560,000 on June 30, 1998 and September 30, 1997, respectively. The fair market value of the securities on July 31, 1998 was $540,000.

The condominium and furnishings consist of a condominium in the Cayman Islands which is used in furtherance of the Company's business marketing strategies. The costs and benefits associated with retaining the condominium are being evaluated in relation to the current business strategies of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1998, the Company utilized cash flow in operating activities to finance increases in inventory in all branches to support an increase in business, primarily during the summer months. Cash was utilized in investing activities during the nine month period ended June 30, 1998 to purchase the assets of Marcus Distributors, Inc. in St. Louis, MO in October 1997 and the stock of FFH in November 1997 for $2.7 million and $4.5 million respectively. Cash was provided in financing activities through increases in the Facility and from a term note to finance the purchase of FFH.

The Company had working capital of approximately $21.0 million as of June 30, 1998 compared to $11.2 million as of September 30, 1997. The Company's debt to equity ratio was 3.86 at June 30, 1998 compared to 2.26 at September 30, 1997.

In March 1998, the Company refinanced its Revolving Credit Facility with a new bank (the "Facility") in order to obtain more favorable lending terms to support operations and to finance any future acquisitions. The Facility increased the Company's borrowing limit to $20 million and decreased the interest rate on the new Facility to LIBOR plus 1.75%. The Facility also provided for an additional $10 million facility collateralized by specific inventory and a $1.5 million facility to be used for transportation equipment purchases. As of June 30, 1998, the Company had borrowed approximately $13.1 million under the Facility.

In March 1998, the FFH refinanced its Revolving Credit Facility with a new bank (the "FFH Facility") in order to obtain more favorable lending terms to support operations. The borrowings under the FFH Facility are secured by the assets of FFH and are guaranteed by the Company. The FFH Facility established a borrowing limit of $5 million and decreased the interest rate on the FFH Facility to LIBOR plus 1.75%. As of June 30, 1998, FFH had borrowed approximately $2.9 million under the FFH Facility.

In November 1997, the Company borrowed $4.5 million from a bank to finance the purchase of the common stock of FFH. The loan bears interest at LIBOR plus 1.75% and requires monthly payments of accrued interest with monthly principal payments of $85,096 plus accrued interest beginning in August 1998.

The Company also maintains a $1,250,000 non-revolving line of credit used to finance the purchase of trucks and delivery equipment. Advances against the non-revolving line of credit were $584,000 through June 30, 1998. The amount available on the non-revolving line of credit was $666,000 at June 30, 1998. The line of credit is secured by a first lien on the delivery vehicles purchased with the loan proceeds.

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

   3.1 Restated Certificate of Incorporation of the Company, as amended March 19, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

   3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   4.1   Specimen Common Stock Certificate (incorporated by reference to
         Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   10.1 Grant of Exclusive Manufacturing Rights, dated October 1, 1993, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Private Label Manufacturing Agreement and Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

   10.3 Loan Agreement, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 25,
         1997)

   10.4 Amended Loan Agreement, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

   10.5 Note, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 25, 1997)

   10.6 First Allonge to Note, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

   10.7 Loan and Security Agreement, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to
         Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

   10.8 Promissory Note, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

   10.9 Loan and Security Agreement, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

   10.10 Promissory Note, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to
          Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

   10.11 Unconditional Guarantee, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to
          Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

   10.12 AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

   10.13 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

   10.14 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright

   10.15 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans

   10.16 Employment Agreement, dated May 22, 1998, between the Food For Health Co., Inc. and Jerry Fleming

   11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 2 to the financial statements included in
         Item 1 herein)

   27.0  Financial Data Schedules


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed for the quarter ended June 30, 1998.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     August 6, 1998          Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President and
                                    Principal Executive Officer


Date:     August 6, 1998          Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer