Form 10-K
period 1998-09-30
AMCON DISTRIBUTING CO
filed 1998-12-24
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-K

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 30, 1998
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

                     None                                  None
               ----------------                     -----------------

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
-----------------------------------------------------------------------------
                              (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                    --------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. / /

     The aggregate market value of equity securities held by non-affiliates of the Registrant on December 11, 1998 was approximately $6,262,000.

     As of December 11, 1998 there were 2,479,903 shares of common stock outstanding.

                 - Documents Incorporated by Reference -
                 ---------------------------------------

     Portions of the 1998 Annual Report to Stockholders are incorporated therein by reference into Parts I, II and IV. Portions of the Proxy Statement pertaining to the March 18, 1999 Annual Stockholders' Meeting are incorporated herein by reference into Part III.

                      AMCON DISTRIBUTING COMPANY
                      --------------------------

                     1998 FORM 10-K ANNUAL REPORT
                     ----------------------------
                           Table of Contents
                                                                         Page
                                                                         ----
                               PART I

Item 1.   Business.........................................................3

Item 2.   Properties.......................................................8

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......11

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

Item 10.  Directors and Executive Officers of the Registrant..............11

Item 11.  Executive Compensation................................ .........11

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management......................................................12

Item 13.  Certain Relationships and Related
          Transactions....................................................12

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.............................................13

PART I

ITEM 1.   BUSINESS

GENERAL

     AMCON Distributing Company (together with its wholly-owned subsidiary, Food For Health Co., Inc.) is a distributor of consumer products in the Great Plains, Rocky Mountain and Southwest regions of the United States. As used herein, unless the context indicates otherwise, the term "ADC" means the separate company operations or "traditional business" of AMCON Distributing Company, the term "FFH" means Food For Health Co., Inc. and the term "AMCON" or the "Company" means AMCON Distributing Company and its subsidiary.

     The Company distributes approximately 24,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, natural food and related products and institutional food service products.

     The Company has over 8,500 customers and no single account represented more than 7% of AMCON's total revenues during fiscal 1998. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, health food stores, natural food stores, drug stores and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

     While cigarettes accounted for approximately 63% of the Company's sales volume during its most recent fiscal year, the Company continues to diversify its businesses and product lines in an attempt to lessen the Company's dependence on cigarette sales.

TRADITIONAL BUSINESS

     ADC serves approximately 7,500 retail outlets in the Great Plains and Rocky Mountain regions and was ranked by the U.S. Distribution Journal as the twenty-seventh largest tobacco, candy and convenience store distributor of approximately 1,000 distributors of such products in the United States based on 1997 sales volume. From its inception, ADC pursued a strategy of growth through acquisition. From 1993 to 1998, ADC focused on increasing operating efficiency in its traditional business by merging smaller branch distribution facilities into larger ones. In addition, ADC controlled growth through expansion of its market area into contiguous regions and by introduction of new product lines to customers. In fiscal 1998, ADC continued its growth-by-acquisition strategy by acquiring a candy and tobacco distribution business in St. Louis, Missouri.

     ADC distributes approximately 9,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products and institutional food service products. ADC's principal suppliers include Philip Morris, RJR Nabisco, Brown & Williamson, Proctor & Gamble, Hershey, Mars, William Wrigley and Planters-Lifesavers. ADC also markets private label lines of cigarettes, tobacco, snuff, water and candy products.

     ADC has sought to increase sales to convenience stores and petroleum marketers by adopting a number of operating strategies which it believes gives it a competitive advantage with these types of retailers.
One key operating strategy is a commitment to customer service. In a continuing effort to provide better service than its competitors, ADC carries a broad and diverse product line which allows ADC to offer "one-stop shopping" to its customers. ADC offers self-service health and beauty programs, grocery products and custom food service programs which have proven to be profitable to convenience store customers. In addition, ADC has a policy of next-day delivery and employs a concept of selling products in cut-case quantities or "by the each" (i.e., individual units). ADC also offers planograms to convenience store customers to assist in the design of their store and display of products within the store.

     ADC has worked to improve its operating efficiency by investing in the latest in systems technology, including computerization of buying and financial control functions. ADC has also sought to reduce inventory expenses by improving the number of times its inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turns improved from 16.3 times in fiscal 1994 to 17.5 times in fiscal 1995 and 21.2 times in fiscal 1996 to 21.8 times in fiscal 1997. Inventory turns declined slightly to 19.6 times in fiscal 1998 as ADC managed its inventory levels to take advantage of manufacturers price increases anticipated by management. By keeping its operating costs down, ADC is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas.

     ADC has seven distribution centers located in Kansas, Missouri, Nebraska, North Dakota, South Dakota, and Wyoming. These distribution centers contain a total of approximately 311,100 square feet of floor space and employ state-of-the-art equipment for the efficient distribution of the large and diverse product mix sold by ADC. ADC also operates a fleet of approximately 90 delivery vehicles, ranging from half-ton vans to over-the-road vehicles with refrigerated trailers.

NATURAL FOOD BUSINESS

     FFH is a distributor of natural foods and related products serving approximately 1,000 health and natural food retailers in the western United States. FFH distributes approximately 15,000 different products consisting of national brands, regional brands, private label and master distribution products including vitamin and mineral supplements, herbal preparations, skin and hair care, dairy and dairy substitutes, frozen foods, general grocery and organic produce. FFH's suppliers number approximately 600 and include well known national brands such as Twin Labs, Schiff Bio Foods, Weider, Hain Pure
Foods, Arrowhead Mills, Knudsen, Nature's Way and Health Valley.   FFH also
markets proprietary brand products under the trade names Healthy Edge and Nutri-Value . The products offered are consumer packages of nuts, seeds, grains, pastas, sweeteners, cereals and snacks items.

     The Company believes that FFH is positioned to provide unequaled service to independent health and natural food retail stores of all size and type. FFH pays particular attention to the ongoing needs of its customers and is forward looking in developing progressive marketing programs such as the Nutri-Value Retailers Association which provides co-operative and preferential buying advantages beyond those generally available through other types of programs offered in the market.

     FFH's primary distribution location and main office is located in a 132,000 square foot facility located in Phoenix, Arizona. Since August 1998, FFH has also operated out of cross-dock facility located near Dallas, Texas. FFH operates its own fleet of over-the-road and straight trucks equipped to provide full refrigerated, dry and frozen food service.

ACQUISITIONS

     ADC was incorporated in Delaware in 1986 to carry on the business of General Tobacco and Candy Company ("General Tobacco"), a Nebraska corporation which was the predecessor to ADC. Since 1981, the Company has acquired 22 consumer product distributors in the Great Plains, Rocky Mountain and Southwest regions of the United States. In June 1993, ADC acquired Sheya Brothers Specialty Beverages, Inc., a beer, malt beverage and "New Age" beverage distribution company. In September 1995, ADC sold the "New Age" beverage distribution business and in October 1996, ADC sold the beer and malt
beverage business.   In November 1996, ADC purchased a water bottling business
from American Star Water Company, Inc. In October 1997, ADC purchased the assets of a traditional candy and tobacco distribution company in St. Louis, Missouri, thereby expanding ADC's market area to include eastern Missouri, Illinois and Indiana. In November 1997, ADC purchased all of the outstanding stock of FFH. In November 1998, FFH purchased all of the outstanding stock of U.S. Health Distributors, Inc.

PRINCIPAL PRODUCTS

     CIGARETTES. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending September 30, 1998, 1997, and 1996 are set forth below:
                                           (Dollars in Millions)

                                       Fiscal Year Ended September 30,
                                    ------------------------------------
                                     1998           1997           1996
                                    ------         ------         ------
Sales                               $185.5         $117.6         $112.5
Gross Margin                          13.3           10.8           10.8
Gross Margin Percentage                7.2%           9.2%           9.6%

     Revenues from the sale of cigarettes during fiscal 1998 increased by 57.8% as compared to fiscal 1997, while gross profit from the sale of cigarettes increased by 23.1% during the same period (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Year Ended September 30, 1998 Versus Year Ended September 30, 1997" in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998). Sales of cigarettes represented approximately 63% of the Company's sales volume during fiscal 1998.

     ADC has sought to position itself to capitalize on consumer demand for discount or value-priced cigarettes by marketing its own private label cigarette. Substantial price increases implemented by manufacturers of premium cigarettes during the late 1980's and early 1990's resulted in a demand for private label cigarettes, which are sold at lower prices than premium brands. The Company began marketing private label cigarettes in 1983 as a high-quality, value-priced alternative to premium cigarettes. Since



1988, ADC's private label cigarettes have been manufactured under an exclusive agreement with Philip Morris Incorporated. This agreement was renewed in October 1998 for a term of three years.

     NATURAL FOODS AND RELATED PRODUCTS. Natural foods and related products, which are primarily sold by FFH, constitute the Company's second largest-selling product line, representing approximately 10.6% of the Company's total sales volume during fiscal 1998. Sales of natural food items for the period from November 10, 1998 through September 30, 1998, the period after the acquisition of FFH, was $31.2 million. Gross margin and the gross margin percentage derived therefrom was $7.7 million and 24.8%, respectively.

     CONFECTIONERY. Candy and related confectionery items, which are primarily sold by ADC, constitute the Company's third largest-selling product line, representing approximately 10.0% of the Company's total sales volume during fiscal 1998. Sales of confectionery items and the gross margin derived therefrom for the fiscal years ending September 30, 1998, 1997 and 1996 are set forth below:

                                       (Dollars in Millions)

                                    Fiscal Year Ended September 30,
                                 -------------------------------------
                                  1998           1997            1996
                                 ------         ------          ------
Sales                             $29.3          $21.8           $20.6
Gross Margin                        3.6            3.0             3.0
Gross Margin Percentage            12.3%          13.8%           14.6%

     ADC supplies customers with over 1,900 different types of candy and related products, including chocolate bars, cookies, chewing gum, nuts and other snack items. Major brand names include products manufactured by Hershey (Reese's, Kit Kat, and Hershey), Mars (Snickers, M&M's, and Milky Way), William Wrigley and Planters-Lifesavers. The Company also markets its own private label candy under a manufacturing agreement with Willmar Cookie & Nut Company.

     OTHER PRODUCT LINES. Over the past eight years, AMCON's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. AMCON's other product lines include cigars and other tobacco products, water and other beverages, groceries, paper products, health and beauty care products and institutional food products. During fiscal 1998, AMCON's sales of other products increased $9.1 million or 23.3%. During fiscal 1998 the gross profit margin on these types of products was 14.5%, compared to a 7.2% margin on cigarettes.

COMPETITION

     Both the traditional distribution and natural food distribution businesses are highly competitive. There are many distribution companies operating in the same geographical regions as the Company, and competition in the distribution industry is intense. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and regional wholesalers such as Farner-Bocken (Carroll, Iowa), Merchants Wholesale (Quincy, IL) and Minter-Weisman Co. (Minneapolis, Minnesota) along with a host of smaller grocery and tobacco wholesalers. FFH's principal competitors are national distributors such as Tree of Life Distribution and United Natural

Foods and regional distributors such as Nature's Best along with numerous smaller specialty distributors of natural products. Most of these competitors generally offer a wide range of products at prices comparable to the Company's. Therefore, the Company seeks to distinguish itself from its competitors by offering a higher level of customer service.

GOVERNMENT REGULATION

     Various state government agencies regulate the distribution of cigarettes and tobacco products in several ways, including the imposition of excise taxes, licensing and bonding requirements. Complying with these regulations is a very time-consuming, expensive and labor-intensive undertaking. For example, each state (as well as certain cities and counties) requires the Company to collect excise taxes ranging from $1.20 to $5.80 per carton on all cigarettes sold by it in the state. Such excise taxes must be paid in advance and, in most states, is evidenced by a stamp which must be affixed to each package of cigarettes.

     The Company is also subject to regulation by state and local health departments, the U.S. Department of Agriculture, the Food and Drug Administration and the Drug Enforcement Administration. These agencies generally impose standards for product quality and sanitation, as well as for setting security and distribution policies.

EMPLOYEES

     As of September 30, 1998, the Company had 554 full-time and part-time employees in the following areas:

                Managerial                      15
                Administrative                  68
                Sales & Marketing              112
                Warehouse                      260
                Delivery                        99
                                               ---
                  Total Employees              554
                                               ===

     None of the Company's employees are subject to any collective bargaining agreements with the Company and management believes its relations with its employees are good.



ITEM 2. PROPERTIES

     The location and approximate square footage of the eight principal distribution centers operated by AMCON as of September 30, 1998 are set forth below:

     Location                                     Square Feet
     --------                                     -----------
ADC
-----
Bismarck, North Dakota                               28,100
Casper, Wyoming                                      19,100
Olathe, Kansas                                        5,000
Omaha, Nebraska                                      70,300
Rapid City, South Dakota                             21,600
Springfield, Missouri                                97,000
St. Louis, Missouri                                  70,000

FFH
-----
Phoenix, Arizona                                    132,000
                                                    -------
     Total                                          443,100
                                                    =======

     The Company owns its distribution facility in Bismarck, North Dakota. The Company owns one other building that is no longer used as a distribution facility and is leased to a third party. Each of these facilities is subject to a first mortgage securing borrowings under the Company's revolving credit facility (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Capital Resources" in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998).

     The Company leases its remaining distribution facilities and offices and certain equipment under noncancellable operating leases. Leases for the seven distribution facilities leased by the Company have terms expiring from 1999 to 2006. Minimum future lease commitments for these properties and equipment total approximately $10.0 million as of September 30, 1998.

     During fiscal 1998, the Company completed construction of an 18,500 square foot addition to its Bismarck, ND distribution facility. The Company then combined its Aberdeen, SD facility with Bismarck, ND and now operates Aberdeen as a cross-dock distribution point serviced by the Bismarck facility.

     Effective October 10, 1997, the Company leased a 70,000 square foot facility in St. Louis, Missouri in connection with the asset purchase of a distribution business in St. Louis. Also, effective November 10, 1997, the Company purchased all of the outstanding stock of FFH which operates in a 132,000 square foot leased facility in Phoenix, AZ.

     Management believes that its existing facilities, are adequate for the Company's present level of operations and will be capable of accommodating the Company's anticipated growth.


     In addition, the Company owns, in fee simple, a condominium in the Cayman Islands which had a book value of approximately $732,100 as of September 30, 1998. The Company uses the condominium in furtherance of its business strategies and is evaluating the costs and benefits associated with retaining the condominium. The Company and AMCON Corporation, the former parent of the Company, purchased the condominium in 1990 for total consideration of $1,099,250. AMCON Corporation transferred its ownership interest in the condominium to the Company as of September 30, 1992 at its net book value of $591,596 in partial payment of an intercompany debt owed by AMCON Corporation to the Company. Under an agreement with AMCON Corporation, the greater of the first $400,000 of the net gain or one-half of the net gain from the ultimate sale of this property will be allocated to AMCON Corporation. See Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


ITEM 3. LEGAL PROCEEDINGS.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of all security holders during the fourth quarter ended September 30, 1998.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The Company's day-to-day affairs are managed by its executive officers, who are appointed by the Board of Directors for terms of one year. The executive officers of AMCON are as follows:

      Name                       Age                  Position
      ----                       ---                  --------

William F. Wright                 56         Chairman of the Board, Director

Kathleen M. Evans                 51         President of ADC, Director

Jerry Fleming                     60         President of FFH, Director

Michael D. James                  37         Secretary, Treasurer and
                                             Chief Financial Officer



    WILLIAM F. WRIGHT has served as the Chairman and Chief Executive Officer of AMCON Corporation (the former parent of ADC) since 1976 and as Chairman of the Company since 1981. From 1968 to 1984, Mr. Wright practiced corporate and securities law in Lincoln, Nebraska. Mr. Wright is a graduate of the University of Nebraska and Duke University School of Law and is a certified public accountant. Mr. Wright is also a director of Gold Banc Corporation, Inc., a NASDAQ company.

    KATHLEEN M. EVANS became President of the Company in February 1991. Prior to that time she served as Vice President of AMCON Corporation since 1985. From 1978 until 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.

    JERRY FLEMING became President of FFH in 1992. Mr. Fleming is a 36 year veteran of the health and natural foods industry and prior to joining FFH, served as President of Nature's Way (Murdock Health Care),a leading manufacturer of herbal remedies; Vice President of the Natural Foods Group for Tree of Life, Inc.; President of the South East division of Tree of Life; President of Collegedale Distributors; President of Healthway Specialty Foods, Inc.; Vice President of Landstrom Specialty Foods, Inc. and served eight years on the board of directors of the National Nutritional Foods Association.

    MICHAEL D. JAMES became Treasurer and Chief Financial Officer of the Company in June 1994. In November 1997, he assumed the responsibilities of Secretary of the Company. He is a certified public accountant and is responsible for all financial and reporting functions within the Company. Prior to joining AMCON, Mr. James practiced accounting for ten years with the firm of Price Waterhouse, serving as the senior tax manager of the Omaha, Nebraska office from 1992 until 1994. Mr. James graduated from Kansas State University in 1983.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1998 under the heading "Market for Common Stock" on page 4.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1998 under the heading "Selected Financial Data" on pages 2 and 3.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1998 under the heading "Managements Discussion and Analysis" on pages 5 through 11.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1998 under the heading "Managements Discussion and Analysis" on pages 5 through 11.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and accompanying notes, together with the report of independent accountants are incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1998 on pages F-1 through F-17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Registrant's Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders (the "Proxy Statement") contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

     During the Company's most recent fiscal year, Mark A. Wright, a more than ten percent owner of the Company's outstanding Common Stock, failed to file, on a timely basis, Statement of Changes of Beneficial Ownership (Form 4), as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. In addition, Timothy R. Pestotnik, a director of the Company, failed to file, on a timely basis, Initial Statement of Beneficial Ownership of Securities (Form 3), as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. None of these failures resulted in any transactions with respect to the Common Stock of the Company being unreported.


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


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS
       The following financial statements of AMCON Distributing Company are incorporated by reference under Item 8. The Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998 is attached as Exhibit 13.
                                                             Reference Page
                                                          Annual Stockholders
                                                                Report

       Report of Independent Accountants                          F-1
       Consolidated Balance Sheets as of
          September 30, 1998 and 1997                             F-2
       Consolidated Statements of Income for the Years
          Ended September 30, 1998, 1997, and 1996                F-3
       Consolidated Statements of Shareholders' Equity
          for the Years Ended September 30, 1998, 1997
          and 1996                                                F-4
       Consolidated Statements of Cash Flows for the
          Years Ended September 30, 1998, 1997 and 1996           F-6

       Notes to Consolidated Financial Statements                 F-7

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

       10.1 Grant of Exclusive Manufacturing Rights, dated October 1, 1993, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Private Label Manufacturing Agreement and Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.2 Amendment No. 1 to Grant of Exclusive Manufacturing Rights, dated October 1, 1998, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Amendment No. 1 To Private Label Manufacturing Agreement and Amendment No. 1 to Amended and Restated Trademark License Agreement (Portions of
             Exhibit 10.2 have been omitted pursuant to request for confidential treatment and such omitted portions have been filed with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934)

       10.3 Loan Agreement, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 25,
             1997)

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



       10.12 AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.13 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.14 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit
              10.14 of the Company's Quarterly Report on Form 10-Q filed on August 6, 1998)

       10.15 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit
              10.15 of the Company's Quarterly Report on Form 10-Q filed on August 6, 1998)

       10.16 Employment Agreement, dated May 22, 1998, between the Food For Health Co., Inc. and Jerry Fleming (incorporated by reference to
              Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q filed on August 6, 1998)

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements included in
             Item 13 herein)

       13.1 Annual Report to Stockholders for the Fiscal Year Ended September 30, 1998

       23.1  Consent of PricewaterhouseCoopers LLP

       27.0  Financial Data Schedules


(b)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Company during the fourth quarter ended September 30, 1998.










                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 23rd day of December, 1998.


                                               AMCON DISTRIBUTING COMPANY

                                           By: /s/ Kathleen M. Evans
                                               ----------------------
                                               Kathleen M. Evans, President






     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 23rd day of December, 1998.

       Signature                                 Title
       ---------                                 -----

/s/ William F. Wright                    Chairman of the Board, Director
------------------------
William F. Wright


/s/ Kathleen M. Evans                    President (Principal Executive
------------------------                   Officer) and Director
Kathleen M. Evans


/s/ Michael D. James                     Treasurer, Chief Financial Officer
------------------------                   and Secretary (Principal Financial
Michael D. James                           and Accounting Officer)


/s/ J. Tony Howard                       Director
------------------------
J. Tony Howard


/s/ Allen D. Petersen                    Director
------------------------
Allen D. Petersen


/s/ Jerry Fleming                        Director
------------------------
Jerry Fleming


/s/ Timothy R. Pestotnik                 Director
------------------------
Timothy R. Pestotnik


                                         Director
------------------------
William R. Hoppner



