Form 10-Q
period 1998-12-31
AMCON DISTRIBUTING CO
filed 1999-02-08
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1998

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
The Registrant had 2,479,903 shares of its $.01 par value common stock outstanding as of January 29, 1999.



                                                                    Form 10-Q
                                                                   1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at December 31, 1998
          and at September 30, 1998                                       3

          Statements of income for the three month periods
          ended December 31, 1998 and December 31, 1997                   4

          Statements of cash flows for the three-month periods
          ended December 31, 1998 and December 31, 1997                   5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     13


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               13






PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              AMCON Distributing Company
                              Consolidated Balance Sheets
                        December 31, 1998 and September 30, 1998
---------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                        December 31,      September 30,
                                                            1998              1998
                                                        ------------      -------------
                  ASSETS
Current assets:
  Cash                                                  $     39,853       $     38,369
  Accounts receivable, less allowance for
   doubtful accounts of $501,853 and $460,753             17,389,043         15,229,107
  Inventories                                             20,440,261         16,127,250
  Deferred income taxes                                      783,900            570,743
  Other                                                      368,555            327,997
                                                        ------------       ------------
          Total current assets                            39,021,612         32,293,466

Fixed assets, net                                          4,467,803          4,466,707
Investments                                                  643,250            508,375
Deferred income taxes                                         10,170                  -
Other assets                                               4,361,581          2,375,189
                                                        ------------       ------------
                                                        $ 48,504,416       $ 39,643,737
                                                        ============       ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 11,558,457       $  7,350,645
  Accrued expenses                                         1,807,473          1,329,843
  Accrued wages, salaries and bonuses                        568,616            675,562
  Income taxes payable                                     2,119,335          1,023,944
  Dividends payable                                           49,598                  -
  Current portion of long-term debt                        6,103,280          3,439,169
                                                        ------------       ------------
          Total current liabilities                       22,206,759         13,819,163
                                                        ------------       ------------

Deferred income taxes                                              -             24,799
Other liabilities                                            430,465            427,419
Long-term debt, less current portion                      14,786,419         15,767,659
Commitments

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized and 2,480,000 issued                    24,800             24,800
  Additional paid-in capital                               2,271,278          2,271,278
  Unrealized gain on investments
    available-for-sale, net of $192,070
    and $139,468 tax                                         300,419            218,145
  Retained earnings                                        8,484,591          7,090,789
                                                        ------------       ------------
                                                          11,081,088          9,605,012
  Less treasury stock, 97 shares at cost                        (315)              (315)
                                                        ------------       ------------
          Total shareholders' equity                      11,080,773          9,604,697
                                                        ------------       ------------
                                                        $ 48,504,416       $ 39,643,737
                                                        ============       ============

       The accompanying notes are an integral part of these financial statements






                               AMCON Distributing Company
                            Consolidated Statements of Income
                 for the three months ended December 31, 1998 and 1997
                                       (Unaudited)
----------------------------------------------------------------------------
                                                   1998             1997
                                               ------------     ------------
Sales (including excise taxes
 of $13.2 million and $12.9 million,
 respectively)                                 $ 82,308,760     $ 64,948,559

Cost of sales                                    71,662,814       57,782,548
                                               ------------     ------------

     Gross profit                                10,645,946        7,166,011

Selling, general and administrative
 expenses                                         7,542,401        5,437,930
Depreciation and amortization                       295,468          276,742
                                               ------------     ------------
                                                  7,837,869        5,714,672
                                               ------------     ------------

     Income from operations                       2,808,077        1,451,339

Other expense (income):
  Interest expense                                  446,168          402,510
  Other income, net                                 (33,265)        (106,247)
                                               ------------     ------------
                                                    412,903          296,263
                                               ------------     ------------

Income before income taxes                        2,395,174        1,155,076

Income tax expense                                  951,774          483,298
                                               ------------     ------------

Net income                                     $  1,443,400     $    671,778
                                               ============     ============

Earnings per share:
  Basic                                        $       0.58     $       0.27
                                               ============     ============
  Diluted                                      $       0.56     $       0.27
                                               ============     ============

Weighted average shares outstanding:
  Basic                                           2,479,903        2,449,903
                                               ============     ============
  Diluted                                         2,568,695        2,486,168
                                               ============     ============


The accompanying notes are an integral part of these financial statements.








                           AMCON Distributing Company
                      Consolidated Statements of Cash Flows
                for the three months ended December 31, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                          1998          1997
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 1,443,400    $   671,778
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                         295,468        276,742
    Gain on sales of fixed assets and securities          (33,772)       (34,670)
    Proceeds from sale of trading securities                    -        157,206
    Provision for losses on doubtful accounts             189,894         50,000
    Changes in assets and liabilities, net of
     effects from acquisitions:
      Accounts and notes receivable                    (2,316,502)    (2,097,599)
      Inventories                                      (3,481,817)    (7,159,986)
      Other current assets                                  1,568        175,205
      Other assets                                          9,172       (192,503)
      Accounts payable                                  2,510,128      1,298,703
      Accrued expenses and accrued wages,
       salaries and bonuses                               193,937       (125,834)
      Income taxes payable and deferred taxes             554,032        421,148
                                                      -----------    -----------

  Net cash (used in) operating activities                (634,492)    (6,559,810)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                              (179,761)      (432,507)
  Acquisitions, net of cash acquired                   (1,258,833)    (7,044,857)
  Proceeds from sales of fixed assets                      35,100         29,250
  Proceeds from repayment of advance to officer                 -        100,000
                                                      -----------    -----------

  Net cash (used in)investing activities               (1,403,494)    (7,348,114)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                          1,080,000      4,500,000
  Net proceeds on bank credit agreement                 1,301,622      9,673,325
  Payments on long-term debt                             (342,152)      (172,055)
                                                      -----------    -----------
  Net cash provided by financing activities             2,039,470     14,001,270
                                                      -----------    -----------

Net increase in cash                                        1,484         93,346

Cash, beginning of period                                  38,369         26,973
                                                      -----------    -----------
Cash, end of period                                   $    39,853    $   120,319
                                                      ===========    ===========


    The accompanying notes are an integral part of these financial statements.





                          AMCON Distributing Company
                    Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of AMCON Distributing Company and subsidiary (the "Company") have been prepared on the same basis as the audited financial statements for the year ended September 30, 1998, and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein, such adjustments consist of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 1998, which are included in the Company's
Annual Report to Stockholders filed with Form 10-K. Results for the interim period are not necessarily indicative of results to be expected for the entire year.


2.  EARNINGS PER SHARE:

Earnings per share was computed as presented below in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.


                                    For the three-month period ended December, 31,
                                    ------------------------------------------------
                                                   1998                       1997
                                        --------------------------     ----------------------
                                           Basic         Diluted         Basic       Diluted
                                        -----------    -----------     ---------    ---------
1.  Weighted average common
     shares outstanding                   2,480,000      2,480,000     2,450,000    2,450,000

2.  Weighted average treasury
     shares outstanding                         (97)           (97)          (97)         (97)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock              -         88,792             -       36,265
                                        -----------    -----------     ---------    ---------

4.  Weighted average number of
     shares outstanding                   2,479,903      2,568,695     2,449,903    2,486,168
                                        ===========    ===========     =========    =========

5.  Net income                          $ 1,443,400    $ 1,443,400     $ 671,778    $ 671,778
                                        ===========    ===========     =========    =========

6.  Earnings per share                  $      0.58    $      0.56     $    0.27    $    0.27
                                        ===========    ===========     =========    =========

In December 1998, the Board of Directors declared a cash dividend of $0.02 per share which was paid in January 1999.

3.  COMPREHENSIVE INCOME:

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes reporting standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The following is a reconciliation of net income per the accompanying consolidated statements of income to comprehensive income for the periods indicated:

                                                   For the three-month
                                                period ended December, 31,
                                               -----------------------------
                                                   1998             1997
                                               ------------     ------------
Net income                                     $  1,443,400     $    671,778
Other comprehensive income:
 Unrealized holding gains (losses)
  from investments arising during
  the period, net of income taxes
  of $52,602 and $(34,860),
  respectively.                                      82,274          (48,140)
                                               ------------     ------------
Comprehensive income                           $  1,525,674     $    623,638
                                               ============     ============


4.  ACQUISITIONS:

In November 1997, the Company acquired all of the outstanding stock of Food For Health Company, Inc. ("FFH") for $4.4 million in cash. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. The final allocation of the purchase price resulted in certain adjustments in the quarter ended December 31, 1998. The purchase price adjustments resulted in an increase of approximately $161,000 to goodwill, primarily due to decreases in deferred taxes. The final allocation resulted in approximately $1.4 million of cost in excess of net assets acquired. Such excess is being amortized on a straight-line basis over 25 years.

On November 20, 1998, FFH, purchased all of the outstanding stock of U.S. Health Distributors, Inc. ("USHD"), a distributor of health and natural foods based in Melbourne, FL, for $1.3 million in cash. The acquisition was funded by a $1.1 million, five and one-half year, term loan from a bank. The loan bears interest at the bank's prime rate less 0.5%, requires payments of interest only for the first six months and monthly principal payments for remaining the term of the loan. The loan is collateralized by the common stock of USHD. The acquisition was accounted for using the purchase method. Based on a preliminary allocation of the purchase price, goodwill is estimated to be $1.7 million and will be amortized over 25 years. Operating results since the acquisition were not material.


5.  NEW ACCOUNTING PRONOUNCEMENTS:

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes reporting standards for reporting disclosures about segments of an enterprise and related information about different types of business activities in which an enterprise engages and the different economic environments in which it operates. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be adopted in interim periods. Therefore, the Company will adopt SFAS 131 in its annual report for the fiscal year ended September 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month periods ended December 31, 1998 and December 31, 1997

Sales for the three months ended December 31, 1998 increased 26.7% to $82.3 million, compared to $64.9 million for the same period in prior fiscal year. Sales from the traditional distribution business increased by $12.7 million during the first quarter over the prior year as follows: Cigarette sales increased approximately $11.5 million over the prior year(approximately $7.7 million was due to price increases over the past 12 months and approximately $3.8 million was due to increased volume). Sales of tobacco and other products increased by $1.2 million primarily due to increased volume. Sales from the health and natural foods business, Food For Health, Co. Inc. ("FFH") increased by $4.6 million. FFH was purchased in November 1997, therefore, FFH's sales in the prior year represent approximately one-half of the quarter.

Gross profit increased 48.6% to $10.6 million for the three months ended December 31, 1998 from $7.2 million over the same period during the prior year. Gross profit as a percent of sales increased to 12.9% for the quarter ended December 31, 1998 compared to 11.0% for the quarter ended December 31, 1997. The increase in gross profit and gross profit percentage was primarily attributable to a substantial cigarette price increase during the quarter which resulted from a settlement that was reached between the major tobacco manufacturers and the various states that had filed liability suits against the industry. This price increase accounted for approximately $2.1 million in additional gross margin during the quarter as compared to the prior year. As a result of this price increase, the Company expects higher gross margins to continue into the second quarter as well. Margins are expected to return to historical levels thereafter. The Company is considering electing the LIFO method of accounting for inventories which would reduce the impact in the second quarter. Additionally, if the LIFO method of accounting is adopted, a retroactive adjustment will be required to restate first quarter earnings.
The Company does not expect a material adjustment to the first quarter's earnings as a result of adopting LIFO.

While sales of cigarettes have increased over the past five years, sales of the Company's private label cigarettes have continued to decline since 1993 when cigarette manufacturers substantially reduced the price of premium brand cigarettes. Since that time, the premium cigarette brands have thrived at the expense of most generic brands. Also, cigarette price increases since 1993 have been identical for both premium and generic brands. Therefore, the price differential between premium and major generic brands has not increased in the past five years. Most recently, in November 1998, an announcement was made that a settlement had been reached between the major tobacco manufacturers and the various states that had filed liability suits against the industry. Immediately thereafter, the major cigarette manufacturers increased the price of cigarettes by 30 - 35% on both premium and generic brands, including the Company's private label brand. As a result, management anticipates the volume of the Company's private label cigarettes will continue to decline over the next few years. If such a decline is realized, gross profit from private label cigarettes could decrease annually by $300,000 to $500,000 in fiscal 1999 and 2000.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 37.2% or $2.1 million to $7.8 million for the quarter ended December 31, 1998 compared to the same period in fiscal 1997. The increase was primarily due to expenses associated with FFH which accounted for $1.2 million of the increase in operating expenses. Since FFH was purchased midway through the first quarter of fiscal 1998, FFH's operating expenses in the prior year represent approximately one-half of the quarter. As a percentage of sales, total operating expense increased to 9.5% from 8.8% during the same period in the prior year due to higher operating costs incurred by FFH during the period. FFH's operating costs are proportionately higher than operating costs incurred by the traditional business.

As a result of the above, income from operations for the quarter ended December 31, 1998 increased by $1,357,000 or 93.5% to $2,808,000.

Interest expense for the three months ended December 31, 1998 increased 10.8% to $446,000 compared to $403,000 during the same period in the prior year.
The increase was primarily due to interest expense attributable to FFH's
operations.   Since FFH was purchased midway through the first quarter of fiscal 1998, FFH's interest expense in the prior year represents approximately one-half of the quarter.

Other income for the three months ended December 31, 1998 of $33,265 was generated primarily by the gain associated with the sale of fixed assets, royalty payments associated with the sale of the Denver non-alcoholic beverage business and dividends received on investment securities. Other income for the three months ended December 31, 1997 of $106,247 was generated from similar activities as well as the gain associated with the sale of marketable securities.

As a result of the above factors, net income during the three months ended December 31, 1998 was $1,443,400 compared to $671,778 for the three months ended December 31, 1997.

The Company remains dependent on cigarette sales which represent approximately 66% of its revenue. As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1998, the convenience store distribution industry is very competitive and the Company's operating income is subject to a number of factors which are beyond the control of management. For example, changes in manufacturers' cigarette pricing may affect the market for generic and private label cigarettes as well as impact distributor's carrying costs of inventory and accounts receivable and increase exposure to bad debt losses. Net income is also dependent on sales of the Company's private label cigarettes. The Company continues to evaluate various steps it may take to improve net income in future periods, including acquisitions of distributing companies such as the St. Louis distribution center and FFH, which were purchased in October and November 1997, and continued sales of assets that are no longer essential to its primary business activities, such as, investments and certain real estate. An analysis of such assets held at December 31, 1998 is as follows:

                                            ESTIMATE OF GAIN
                                    -------------------------------
                                    December 31,      September 30,
  DESCRIPTION OF ASSET                  1998              1998
  --------------------              ------------      -------------

  Investments (available-for-sale)     $492,000          $358,000
  Condominium & furnishings             500,000           500,000

Investments consist of 83,000 shares of Consolidated Water Company Limited (formerly Cayman Water Company Limited), a public company which is listed on NASDAQ, at December 31, 1998 and September 30, 1998, respectively. The Company's basis in the securities was $151,000 and the fair market value of the securities was $643,000 and $508,000 on December 31, 1997 and September 30, 1997, respectively. The fair market value of the securities on January 29, 1999 was $643,000.

The condominium and furnishings consist of a condominium in the Cayman Islands which is used in furtherance of the Company's business marketing strategies. The costs and benefits associated with retaining the condominium are being evaluated in relation to the current business strategies of the Company.

YEAR 2000 READINESS

STATE OF READINESS. The Year 2000 computer issue is real and does impact the way the Company's systems perform. In addition, the Company has business relationships with a number of third parties whose Year 2000 problems could impact the Company. Accordingly, the Company has recognized the Year 2000 issue as a major management and technology project. A taskforce has been assembled to review all systems to ensure that they do not malfunction as a result of the Year 2000 issue. The Year 2000 project includes review of internal operating systems and equipment, other internal systems and equipment (such as telephones, copiers and fax machines) and external services and systems that are depended upon to operate the Company's business. In this process, the Company expects to both replace some systems and upgrade others.

AMCON's internal operating system consists of midrange computers which are used for the sales, accounts receivable and inventory systems. With the exception of the accounts receivable system, the software operating on the midrange computers does not generally operate or depend upon any date structure, but rather the day-of-week and week-of-month. Therefore, software risk to the Year 2000 issue is considered low. The remaining accounting systems and other record keeping functions performed by the Company are conducted on personal computers which are connected by a local area network. AMCON has engaged third party computer consultants to review, test and modify the midrange computer hardware and software to ensure they will function correctly after December 31, 1999. The Company expects the critical portions of this process will be completed by June 30, 1999 and believes that the Year 2000 problems relating to its internal operating systems will be resolved without significant operational difficulties. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with the Company's systems that will need to be resolved.

Other internal systems are being evaluated by AMCON personnel, along with the providers that service and maintain the systems with emphasis placed on critical systems such as telephone systems. AMCON believes that the critical systems are currently Year 2000 compliant and expects to have non-critical systems modified or replaced by June 30, 1999.

AMCON has no control over the efforts of third parties with which it has material business relationships. AMCON has undertaken the process of contacting each major third party to determine their state of readiness for Year 2000. Such parties include, but are not limited to, AMCON's suppliers of inventory, customers, financial institutions and utility companies. AMCON has received initial assurances from its major suppliers and financial institutions that they will not be adversely affected by Year 2000 problems. AMCON will continue to request updated information from these third parties in order to assess their Year 2000 readiness.

COSTS. Through December 31, 1998, cumulative costs relating directly to Year 2000 issues have totaled approximately $12,000. A portion of the estimated total costs include the cost of existing personnel who have been deployed to work on various phases of the Year 2000 project. These costs do not include system upgrades and replacements that were made in the normal course of business. The deployment of internal resources to the Year 2000 project has not resulted in significant delays to other major technology projects which were planned by the Company. The Company estimates that remaining Year 2000 costs will total approximately $150,000, of which approximately $90,000, will be capitalized and depreciated over a five year period.

RISKS. The Company believes that its internal operating systems will be Year 2000 compliant before December 31, 1999. Therefore, the Company believes that the most reasonably likely worst-case scenario will be that one or more of the third parties with which the Company has a material business relationship will not have successfully dealt with its Year 2000 issues. A critical third party failure (such as telecommunication, utilities or financial institutions) could have a material adverse affect on the Company by eliminating the Company's ability to order and pay for products from suppliers and receive orders and payments from customers. It is also possible that one or more of the internal operating systems will not function properly and make it difficult to complete routine tasks, such as accounting and other record keeping duties. Based on information currently available, the Company does not believe there will be any long-term operating system failures. However, the Company will continue to monitor these issues as part of its Year 2000 project and will concentrate its efforts on minimizing their impact.

CONTINGENCY PLANS. The Company has not yet made any specific contingency plans with respect to its internal operating systems. The Company will begin developing contingency plans during the first few months of 1999 as certain phases on its Year 2000 project reach completion. These contingency plans will be modified throughout 1999 as the final phases of the Year 2000 project are completed or if it becomes apparent that they will not be completed by December 31, 1999. The Company currently does not foresee contingency planning in the product receiving, selling, order filling and delivery phases of the Company's business as these areas are very labor intensive. The Company may be required to perform certain accounting and other record keeping functions manually should a Year 2000 problem become apparent in one or more of those areas. Additionally, remote dial-up connectivity from remote branches has been put in place in the event that certain telecommunication services fail to operate. AMCON also plans to terminate relationships with third party service providers that are not able to demonstrate that they have successfully resolved their Year 2000 problems in a timely manner. There will inevitably be some third parties who will not have made proper Year 2000 modification. The Company's contingency plan only addresses those third parties that are considered critical to the Company's operation.

The foregoing Year 2000 discussion contains certain forward-looking statements, including without limitation anticipated costs and the dates by which the Company expects to substantially complete the modifications and testing of systems and are based upon management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific matters that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to identify and convert all relevant computer systems, results of Year 2000 testing, adequate identification and resolution of Year 2000 issues by third party service providers, suppliers or customers of the Company, unanticipated system costs, the need to replace additional hardware, the adequacy of and ability to implement contingency plans and similar uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1998, the Company utilized cash flow in operating activities to finance increases in inventory in all branches in anticipation of calendar year-end price increases and to finance accounts receivable. Cash was utilized in investing activities during the three month period ended December 31, 1998 primarily to purchase the common stock of U.S. Health Distributors, Inc. ("USHD") in Melbourne, FL in November 1998 for $1.3 million. Cash was provided in financing activities through increases in the FFH revolving credit facility and from a term note to finance the purchase of USHD.

The Company had working capital of approximately $16.8 million as of December 31, 1998 compared to $18.5 million as of September 30, 1998. The Company's debt to equity ratio was 3.38 to 1 at December 31, 1998 compared to 3.13 at September 30, 1998. The increase was due to additional borrowing incurred by the Company to finance the acquisition of USHD.

The Company maintains two revolving credit facilities, the AMCON Distributing Company revolving credit facility (the "Facility") and the FFH revolving credit facility (the "FFH Facility"). The Facility allows the Company to borrow up to $15 million at any time, subject to eligible accounts receivable and inventory requirements. The Facility also provides for an additional $10 million facility which would be collateralized by specific inventory and a $1.5 million facility to be used for transportation equipment purchases. The Facility bears interest at the bank's prime rate ("Prime") less 0.5% or LIBOR plus 1.75%, as selected by the Company. As of December 31, 1998, the Company had borrowed approximately $10.2 million under the Facility. The Facility is collateralized by all equipment, general intangibles, inventories and accounts receivable of the Company, and with first mortgages on the Company's owned distribution center and certain other real estate. The Facility expires on February 25, 2002.

The FFH Facility provides for maximum borrowings of $6,000,000. Amounts under the facility bear interest at Prime less 0.5% or LIBOR plus 2.00%, as selected by FFH. The borrowings under the FFH Facility are secured by the assets of FFH and guaranteed by the Company. As of December 31, 1998, FFH had borrowed approximately $5.1 million under the FFH Facility. The FFH Facility expires on February 25, 2002.

The FFH Facility contains covenants which, among other things, set forth certain financial ratios and net worth requirements which adjust semiannually or annually as specified in the FFH Facility. As of December 31, 1998, the Company was not in compliance with several of its financial ratio covenants due to the acquisition of USHD. However, the lender has agreed to amend the loan agreement to eliminate such covenants.

The Company has an outstanding term loan from a bank which was used to finance the purchase of the common stock of FFH (the "Acquisition Loan"). The Acquisition Loan has a term of five years, bears interest at Prime less 0.5% or LIBOR plus 1.75%, as selected by the Company and requires monthly payments equal to accrued interest plus principal payments of $85,096, which began in August 1998. As of December 31, 1998, the outstanding balance of the Acquisition Loan was $4.0 million.

On November 20, 1998, FFH purchased all of the outstanding stock of USHD for $1.3 million in cash. The acquisition was funded by a $1.1 million, five and one-half year, term loan from a bank. The loan bears interest at Prime less 0.5%, requires payments of interest only for the first six months and monthly principal payments for the term of the loan. The loan is collateralized by the common stock of USHD.

The Company also maintains a $1,250,000 non-revolving line of credit with a bank used to finance the purchase of trucks and delivery equipment. Advances against the non-revolving line of credit were $408,000 through December 31, 1998. The amount available on the non-revolving line of credit was $842,000 at December 31, 1998. The remaining balance on the non-revolving line of credit was paid in full in January 1999 with proceeds from the Facility.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the Facility and the FFH Facility, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable future working capital and capital expenditure requirements.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk relates primarily to its investment in the common stock of Consolidated Water Company (formerly Cayman Water Company), a public company traded on the Nasdaq National Market system, and for changes in interest rates to its long-term obligations. At December 31, 1998, the Company held 83,000 shares of common stock of Consolidated Water Company valued at $643,000. The Company values this investment at market and records price fluctuations in equity as unrealized gain or loss on investments. At December 31, 1998, the Company had $20,351,000 of variable rate debt outstanding, with maturities through May 2004. The interest rates on this debt ranged from 6.875% to 7.25% at December 31, 1998. The Company's remaining obligations of $539,000 consisted of fixed rate debt with maturities through August 2001 and interest rates ranging from 8.00% to 9.50%. Approximately $408,000 of the fixed rate debt was paid in full in January 1999 through borrowings with variable interest rates. The Company has the ability to select the base on which its variable interest rates are calculated. The Company may select an interest rate based on its lenders prime interest rate or based on LIBOR. This provides the Company with some control of its variable interest rate risk. The Company estimates that its cash flow exposure relating to interest rate risk based on its current borrowings is approximately $124,000 for each 1% change in its lenders prime interest rate or LIBOR, as applicable.


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

       10.1 Grant of Exclusive Manufacturing Rights, dated October 1, 1993, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Private Label Manufacturing Agreement and Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.2 Amendment No. 1 to Grant of Exclusive Manufacturing Rights, dated October 1, 1998, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Amendment No. 1 To Private Label Manufacturing Agreement and Amendment No. 1 to Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K filed on December 24,

       10.3 Loan Agreement, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 25,
             1997)

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

       10.9 Loan and Security Agreement, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.10 Promissory Note, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.11 Loan and Security Agreement, dated November 20, 1998, between Food For Health Co., Inc. and LaSalle National Bank (to be supplied by amendment)

       10.12 Promissory Note, dated November 20, 1998, between Food For Health Co., Inc. and LaSalle National Bank (to be supplied by amendment)

       10.13 Unconditional Guarantee, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to
              Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.14 AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.15 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.16 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit
              10.14 of the Company's Quarterly Report on Form 10-Q filed on August 6, 1998)

       10.17 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit
              10.15 of the Company's Quarterly Report on Form 10-Q filed on August 6, 1998)

       10.18 Employment Agreement, dated May 22, 1998, between the Food For Health Co., Inc. and Jerry Fleming (incorporated by reference to
              Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q filed on August 6, 1998)

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements included in
             Item 13 herein)

       27.0  Financial Data Schedules

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the first quarter ended December 31, 1998.




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     February 8, 1999        Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     February 8, 1999        Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer