Form 10-Q
period 1999-03-31
AMCON DISTRIBUTING CO
filed 1999-05-10
CIK 928465

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

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

The Registrant had 2,479,903 shares of its $.01 par value common stock outstanding as of April 30, 1999.



                                                                    Form 10-Q
                                                                   2nd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at March 31, 1999
          and at September 30, 1998                                       3

          Statements of income for the three and six-month
          periods ended March 31, 1999 and March 31, 1998                 4

          Statements of cash flows for the three and six-month
          periods ended March 31, 1999 and March 31, 1998                 5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     16


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders            17

Item 5.   Other Information                                              17

Item 6.   Exhibits and Reports on Form 8-K                               18




PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              AMCON Distributing Company
                              Consolidated Balance Sheets
                         March 31, 1999 and September 30, 1998
---------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                          March 31,       September 30,
                                                            1999              1998
                                                        ------------      -------------
                  ASSETS
Current assets:
  Cash                                                  $     65,574       $     38,369
  Accounts receivable, less allowance for
   doubtful accounts of $544,215 and $460,753             16,077,374         15,229,107
  Inventories                                             18,261,048         16,127,250
  Deferred income taxes                                      719,550            570,743
  Other                                                      361,056            327,997
                                                        ------------       ------------
          Total current assets                            35,484,602         32,293,466

Fixed assets, net                                          4,395,780          4,466,707
Investments                                                  560,250            508,375
Other assets                                               4,307,267          2,375,189
                                                        ------------       ------------
                                                        $ 44,747,899       $ 39,643,737
                                                        ============       ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 11,549,880       $  7,350,645
  Accrued expenses                                         1,528,952          1,329,843
  Accrued wages, salaries and bonuses                        719,411            675,562
  Income taxes payable                                     1,804,214          1,023,944
  Dividends payable                                           49,600                  -
  Current portion of long-term debt                        5,515,626          3,439,169
                                                        ------------       ------------
          Total current liabilities                       21,167,683         13,819,163
                                                        ------------       ------------

Deferred income taxes                                         71,760             24,799
Other liabilities                                            425,438            427,419
Long-term debt, less current portion                      11,707,282         15,767,659
Commitments

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized and 2,480,000 issued                    24,800             24,800
  Additional paid-in capital                               2,271,278          2,271,278
  Unrealized gain on investments
    available-for-sale, net of $159,700
    and $139,468 tax                                         249,788            218,145
  Retained earnings                                        8,830,185          7,090,789
                                                        ------------       ------------
                                                          11,376,051          9,605,012
  Less treasury stock, 97 shares at cost                        (315)              (315)
                                                        ------------       ------------
          Total shareholders' equity                      11,375,736          9,604,697
                                                        ------------       ------------
                                                        $ 44,747,899       $ 39,643,737
                                                        ============       ============

       The accompanying notes are an integral part of these financial statements






                               AMCON Distributing Company
                            Consolidated Statements of Income
             for the three and six-months ended March 31, 1999 and 1998
                                       (Unaudited)
-----------------------------------------------------------------------------------
                                      For the three months           For the six months
                                        ended March 31                 ended March 31
                                    -------------------------    ---------------------------
                                        1999          1998           1999            1998
                                    -----------   -----------    -------------   -----------
Sales (including excise taxes
 of $12.6 million and $10.9 million,
 and $25.9 million and $23.8
 million, respectively)             $90,039,560   $68,946,009     $172,348,320   $133,894,568
Cost of sales                        80,686,423    61,533,784      152,349,237    119,316,333
                                    -----------   -----------     ------------   ------------
     Gross profit                     9,353,137     7,412,225       19,999,083     14,578,235

Selling, general and
 administrative  expenses             7,355,628     6,231,594       14,898,029     11,669,525
Depreciation and amortization           305,253       254,970          600,721        531,712
                                    -----------   -----------     ------------   ------------
                                      7,660,881     6,486,564       15,498,750     12,201,237
                                    -----------   -----------     ------------   ------------

   Income from operations             1,692,256       925,661        4,500,333      2,376,998

Other expense (income):
  Interest expense                      379,072       552,947          825,240        955,457
  Other expense (income), net          (111,995)      (33,032)        (145,260)      (139,280)
                                    -----------   -----------     ------------   ------------
                                        267,077       519,915          679,980        816,177
                                    -----------   -----------     ------------   ------------

Income before income taxes            1,425,179       405,746        3,820,353      1,560,821

Income tax expense                      563,733       137,502        1,515,507        620,801
                                    -----------   -----------     ------------   ------------

Net income                          $   861,446   $   268,244     $  2,304,846   $    940,020
                                    ===========   ===========     ============   ============

Earnings share
  Basic                             $      0.35   $      0.11     $       0.93   $       0.38
                                    ===========   ===========     ============   ============
  Diluted                           $      0.34   $      0.11     $       0.90   $       0.38
                                    ===========   ===========     ============   ============

Weighted average shares
 outstanding:
  Basic                               2,479,903     2,449,903        2,479,903      2,449,903
                                    ===========   ===========     ============   ============
  Diluted                             2,571,471     2,526,365        2,570,001      2,504,195
                                    ===========   ===========     ============   ============



 The accompanying notes are an integral part of these financial statements.








                           AMCON Distributing Company
                      Consolidated Statements of Cash Flows
                for the six months ended March 31, 1999 and 1998
                                   (Unaudited)
------------------------------------------------------------------------------------
                                                              1999          1998
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 2,304,847    $   940,020
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                             665,959        531,712
    Gain on sales of fixed assets and securities              (39,022)       (39,844)
    Proceeds from sale of trading securities                        -        157,206
    Provision for losses on doubtful accounts                 204,591         72,221
    Changes in assets and liabilities, net of
     effects from acquisitions:
      Accounts receivable                                    (968,100)      (246,855)
      Inventories                                          (1,037,515)    (1,935,676)
      Other current assets                                     14,082         23,746
      Other assets                                            (12,758)      (199,452)
      Accounts payable                                      2,129,558        322,931
      Dividends payable                                        49,600              -
      Accrued expenses and accrued wages,
        salaries, and bonuses                                  90,021       (119,053)
      Income taxes payable and deferred taxes                 (48,685)       362,309
                                                          -----------    -----------

  Net cash provided by (used in) operating activities       3,352,578       (130,735)
                                                          -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                  (378,617)      (591,751)
  Acquisitions, net of cash acquired                       (1,258,836)    (7,119,254)
  Proceeds from sales of fixed assets                          38,600         41,708
                                                          -----------    -----------

  Net cash provided by (used in) investing activities      (1,598,853)    (7,669,297)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                              1,080,000      4,500,000
  Net (payments) proceeds on bank credit agreement         (1,939,819)     3,666,595
  Payments on long-term debt                                 (767,501)      (374,084)
  Dividends paid                                              (99,200)             -
                                                          -----------    -----------

  Net cash provided by (used in) financing activities      (1,726,520)     7,792,511
                                                          -----------    -----------


Net increase (decrease)in cash                                 27,205         (7,521)

Cash, beginning of period                                      38,369         26,973
                                                          -----------    -----------

Cash, end of period                                       $    65,574    $    19,452
                                                          ===========    ===========


    The accompanying notes are an integral part of these financial statements.




                          AMCON Distributing Company
                    Notes to Consolidated Financial Statements
                           March 31, 1999 and 1998
------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of AMCON Distributing Company and its subsidiaries (the "Company") have been prepared on the same basis as the audited financial statements for the year ended September 30, 1998, and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein, such adjustments consist of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 1998, which are included in the Company's Annual Report to Stockholders filed with Form 10-K. Results for the interim period are not necessarily indicative of results to be expected for the entire year.


2.  INVENTORIES:

Inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers. Effective in fiscal 1999, the Company changed the method of accounting for inventory from the first-in, first-out ("FIFO") method to the last-in, first-out ("LIFO") method. LIFO inventories at March 31, 1999 were approximately $1,428,000 less than the amount of such inventories valued on a FIFO basis.


3.  CHANGE IN ACCOUNTING METHOD:

In fiscal 1999, the Company changed from the FIFO method of valuing inventory to the LIFO method. The change in the inventory valuation method was made to better match current costs with current revenue. The change to LIFO reduced net income and basic earnings per share for the quarter and for the six months ended March 31, 1999 by $870,900 and $0.35, respectively. There was no significant impact on the quarter ended December 31, 1998 for the LIFO change because of the timing of cigarette price increases. Pro forma effects of retroactive application of LIFO are not determinable and there is no cumulative effect on retained earnings at the beginning of the year.


4.  EARNINGS PER SHARE:

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

                                      For the three-month period ended March, 31,
                                    ------------------------------------------------
                                                   1999                       1998
                                        --------------------------     ----------------------
                                           Basic         Diluted         Basic       Diluted
                                        -----------    -----------     ---------    ---------
1.  Weighted average common
     shares outstanding                   2,480,000      2,480,000     2,450,000    2,450,000

2.  Weighted average treasury
     shares outstanding                         (97)           (97)          (97)         (97)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock              -         91,568             -       76,462
                                        -----------    -----------     ---------    ---------

4.  Weighted average number of
     shares outstanding                   2,479,903      2,571,471     2,449,903    2,526,365
                                        ===========    ===========     =========    =========

5.  Net income                          $   861,446    $   861,446     $ 268,244    $ 268,244
                                        ===========    ===========     =========    =========

6.  Earnings per share                  $      0.35    $      0.34     $    0.11    $    0.11
                                        ===========    ===========     =========    =========


                                      For the six-month period ended March, 31,
                                    ------------------------------------------------
                                                   1999                       1998
                                        --------------------------     ----------------------
                                           Basic         Diluted         Basic       Diluted
                                        -----------    -----------     ---------    ---------
1.  Weighted average common
     shares outstanding                   2,480,000      2,480,000     2,450,000    2,450,000

2.  Weighted average treasury
     shares outstanding                         (97)           (97)          (97)         (97)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock              -         90,098             -       54,292
                                        -----------    -----------     ---------    ---------

4.  Weighted average number of
     shares outstanding                   2,479,903      2,570,001     2,449,903    2,504,195
                                        ===========    ===========     =========    =========

5.  Net income                          $ 2,304,846    $ 2,304,846     $ 940,020    $ 940,020
                                        ===========    ===========     =========    =========

6.  Earnings per share                  $      0.93    $      0.90     $    0.38    $    0.38
                                        ===========    ===========     =========    =========

In December 1998, the Board of Directors declared a cash dividend of $0.02 per share which was paid in January 1999. In March 1999, the Board of Directors declared a cash dividend of $0.02 per share which was paid in April 1999.


5.  COMPREHENSIVE INCOME:

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

                                      For the three months           For the six months
                                        ended March 31                 ended March 31
                                    -------------------------    ---------------------------
                                        1999          1998          1999            1998
                                    -----------   -----------    ------------   ------------
Net income                          $   861,446   $   268,244    $  2,304,846   $    940,020
Other comprehensive income:
 Unrealized holding gain (losses)
  from investments arising during
  the period, net of income taxes
  of $(32,370), $4,358, $20,232
  and $(30,502), respectively           (50,631)        6,018          31,643        (42,122)
                                    -----------   -----------    ------------   ------------
Comprehensive income                $   810,815   $   274,262    $  2,336,489   $    897,898
                                    ===========   ===========    ============   ============



6.  ACQUISITIONS:

On November 20, 1998, Food For Health Company, Inc., a wholly-owned subsidiary of AMCON Distributing Company ("FFH"), purchased all of the outstanding stock of U.S. Health Distributors, Inc. ("USHD"), a distributor of health and natural foods based in Melbourne, Florida, for $1.3 million in cash. The acquisition was funded by a $1.1 million, five and one-half year, term loan from a bank. The loan bears interest at the bank's prime rate less 0.5%, requires payments of interest only for the first six months and monthly principal and interest payments for remaining the term of the loan. The loan is collateralized by the common stock of USHD. The acquisition was accounted for using the purchase method. Based on a preliminary allocation of the purchase price, goodwill is estimated to be $1.7 million and will be amortized over 25 years. Operating results since the acquisition were not material.


7.  NEW ACCOUNTING PRONOUNCEMENTS:

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



8.  SUBSEQUENT EVENTS:

In April, 1999, FFH purchased all of the outstanding stock of Chamberlin Natural Foods, Inc. (d/b/a Chamberlin's Market & Cafe), a chain of six health and natural food product retail stores based in Winter Park, Florida, for $2.2 million in cash. The acquisition was funded through the Company's revolving line of credit. In addition, Chamberlin's existing short and long-term debt of $2.8 was paid in full through borrowings under the "Facility." Costs and expenses associated with the acquisition will be paid in the ordinary course of business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and six-month periods ended March 31, 1999 and March 31, 1998

Sales for the three months ended March 31, 1999 increased 30.6% to $90.0 million, compared to $68.9 million for the same period in prior fiscal year. Sales from the traditional distribution business increased by $19.6 million during the second quarter over the prior year as follows: Cigarette sales increased approximately $18.2 million over the prior year(approximately 58% was due to price increases over the past 12 months and the balance was due to increased volume). Sales of non-cigarette products increased by $1.4 million primarily due to increased volume. Sales from the health and natural foods business, Food For Health, Co. Inc. and its subsidiary ("FFH"), increased by $1.5 million as a result of sales generated by US Health Distributors, Inc., which was acquired by FFH in November 1998.

Sales for the six months ended March 31, 1999 increased 28.7% to $172.3 million, compared to $133.9 million for the same period in prior fiscal year. Sales from the traditional distribution business through March 31, 1999 were $32.3 million over the prior year as follows: Cigarette sales increased approximately $29.7 million over the prior year(approximately 61% was due to price increases over the past 12 months and the balance was due to increased volume). Sales of non-cigarette products increased by $2.6 million primarily due to increased volume. Sales from the health and natural foods business increased by $6.1 million. This increase was due to FFH sales in the first quarter being greater than the prior year and of sales generated by US Health Distributors, Inc., which was acquired in November 1998. Since FFH was acquired in November 1997, FFH's sales in the first quarter of the prior year represented approximately one-half of the quarter.

Gross profit increased 26.2% to $9.4 million for the three months ended March 31, 1999 from $7.4 million over the same period during the prior year. Gross profit as a percent of sales decreased to 10.4% for the quarter ended March 31, 1999 compared to 10.7% for the quarter ended March 31, 1998. The increase in gross profit was primarily attributable to a substantial cigarette price increase during the first quarter of the year which resulted from a settlement that was reached between the major tobacco manufacturers and the various states that had filed liability suits against the industry. This price increase allowed the Company to achieve higher than normal profit margins on cigarettes which were in inventory at the time of the price increase and sold during the second quarter. The cigarette price increase accounted for approximately $1.6 million in additional gross profit during the quarter as compared to the prior year. In addition, gross profit increased by approximately $1.8 million due to the increase in sales from both the traditional and health and natural food businesses. These increases in gross profit were partially offset by a $1.4 million LIFO inventory adjustment during the second quarter.

Gross profit increased 37.2% to $20.0 million for the six months ended March 31, 1999 from $14.6 million over the same period during the prior year. Gross profit as a percent of sales increased to 11.6% for the period compared to 10.9% for the six months ended March 31, 1998. The increases in gross profit and gross profit percentage were primarily attributable to a substantial cigarette price increase during the first quarter of the year which resulted from a settlement that was reached between the major tobacco manufacturers and the various states that had filed liability suits against the industry. This price increase accounted for approximately $3.7 million in additional gross margin for the six months ended March 31, 1999 as compared to the prior year. In addition, gross profit increased by approximately $3.1 million due to the increase in sales from both the traditional and health and natural food businesses. These increases in gross profit were partially offset by a $1.4 million LIFO inventory adjustment during the second quarter. Margin percentages are expected to return to historical levels throughout the remainder of the fiscal year.

While sales of cigarettes have increased over the past five years, sales of the Company's private label cigarettes have continued to decline since 1993 when cigarette manufacturers substantially reduced the price of premium brand cigarettes. Since that time, the premium cigarette brands have thrived at the expense of most generic brands. Also, cigarette price increases since 1993 have been identical for both premium and generic brands. Therefore, the price differential between premium and major generic brands has not increased in the past five years. The percentage difference between the prices of premium and generic brands has actually declined. Most recently, in November 1998, an announcement was made that a settlement had been reached between the major tobacco manufacturers and the various states that had filed liability suits against the industry. Immediately thereafter, the major cigarette manufacturers increased the price of cigarettes by 30 - 35% on both premium and generic brands, including the Company's private label brand. As a result, management anticipates the volume of the Company's private label cigarettes will continue to decline over the next few years. If such a decline is realized, gross profit from private label cigarettes could decrease annually by $300,000 to $500,000 in fiscal 1999 and 2000.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 18.1% or $1.2 million to $7.7 million for the quarter ended March 31, 1999 compared to the same period in fiscal 1998. The increase was primarily due to expenses associated with increases in sales in both the traditional and health and natural foods businesses. Operating expenses incurred by US Health Distributors, Inc., which was acquired in November 1998, accounted for $500,000 of the increase. As a percentage of sales, total operating expense decreased to 8.5% from 9.4% during the same period in the prior year. This decrease was primarily the result of the substantial increase in sales, which occurred after cigarette prices increased during the first quarter, without a corresponding increase in expenses.

For the six month period ended March 31, 1999, total operating expense increased 27.0% or $3.3 million to $15.5 million compared to the same period in fiscal 1998. The increase was primarily due to expenses associated with the health and natural food business which accounted for $2.0 million of the increase in operating expenses. FFH was purchased midway through the first quarter of fiscal 1998, therefore, FFH's operating expenses in the prior year represent approximately 75% of the six month period. In addition, US Health Distributors, Inc., which was purchased in November 1998, accounted for approximately $670,000 of health and natural food business increase. As a percentage of sales, total operating expense decreased to 9.0% from 9.1% during the same period in the prior year. This decrease was primarily the result of the substantial increase in sales which occurred after cigarette prices increased during the first quarter.

As a result of the above, income from operations for the second quarter ended March 31, 1999 increased by $767,000 or 82.8% to $1,692,000. Income from operations for the six month period ended March 31, 1999 increased $2.1 million to $4.5 million.

Interest expense for the three months ended March 31, 1999 decreased 31.4% to $379,000 compared to $553,000 during the same period in the prior year. Interest expense for the six month period ended March 31, 1999 decreased 13.6% to $825,000 compared to $955,000 during the prior year. The decreases were primarily due to a reduction of $6.3 million and $3.0 million, respectively, in the average amounts borrowed under the Company's revolving credit facility when compared to the same periods in the prior year. In addition, the Company was able to reduce its effective borrowing rate by approximately 1.0% by refinancing its revolving credit facilities during the second quarter of the prior year.

Other income for the three and six month periods ended March 31, 1999 of $112,000 and $145,000, respectively, was generated by gains associated with the sale of fixed assets, royalty payments associated with the sale of the Denver non-alcoholic beverage business, miscellaneous industry promotional income and dividends received on investment securities. Other income for the three months ended March 31, 1998 of $33,000 was generated from royalty payments, rent income and gains on sales of fixed assets. Other income for the six months ended March 31, 1998 of $139,000 was generated from similar activities as well as the gain associated with the sale of marketable securities.

As a result of the above factors, net income during the three months ended March 31, 1999 was $861,000 compared to $268,000 for the three months ended March 31, 1998. Net income during the six months ended March 31, 1999 was $2,305,000 compared to $940,000 for the first six months of the prior year.

The Company remains dependent on cigarette sales which represent approximately 66% of its revenue. As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1998, the convenience store distribution industry is very competitive and the Company's operating income is subject to a number of factors which are beyond the control of management. For example, changes in manufacturers' cigarette pricing may affect the market for generic and private label cigarettes as well as impact distributor's carrying costs of inventory and accounts receivable and increase exposure to bad debt losses. Net income is also dependent on sales of the Company's private label cigarettes. The Company continues to evaluate various steps it may take to improve net income in future periods, including acquisitions of distributing companies such as the St. Louis distribution center and FFH, which were purchased in October and November 1997, and US Health Distributors, Inc. which was purchased in November of 1998, and continued sales of assets that are no longer essential to its primary business activities, such as, investments and certain real estate. An analysis of such assets held at March 31, 1999 is as follows:

                                            ESTIMATE OF GAIN
                                    -------------------------------
                                      March 31,       September 30,
  DESCRIPTION OF ASSET                  1999              1998
  --------------------              ------------      -------------
  Investments (available-for-sale)     $409,000          $358,000
  Condominium & furnishings             500,000           500,000

Investments consist of 83,000 shares of Consolidated Water Company Limited (formerly Cayman Water Company Limited), a public company which is listed on NASDAQ, at March 31, 1999 and September 30, 1998, respectively. The Company's basis in the securities was $151,000 and the fair market value of the securities was $560,000 and $508,000 on March 31, 1999 and September 30, 1998, respectively. The fair market value of the securities on April 30, 1999 was $622,000.

The condominium and furnishings consist of a condominium in the Cayman Islands which is used in furtherance of the Company's business marketing strategies. The Company is continuing to evaluate the costs and benefits associated with retaining the condominium in relation to the current business strategies of the Company.

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

COSTS. Through March 31, 1999, cumulative costs relating directly to Year 2000 issues have totaled approximately $68,000. A portion of the estimated total costs include the cost of existing personnel who have been deployed to work on various phases of the Year 2000 project. These costs do not include system upgrades and replacements that were made in the normal course of business. The deployment of internal resources to the Year 2000 project has not resulted in significant delays to other major technology projects which were planned by the Company. The Company estimates that remaining Year 2000 costs will total approximately $130,000, of which approximately $20,000, will be capitalized and depreciated over a five year period.

RISKS. The Company believes that its will have successfully addressed the Year 2000 problem before December 31, 1999. Therefore, the Company believes that the most reasonably likely worst-case scenario will be that one or more of the third parties with which the Company has a material business relationship will not have successfully dealt with its Year 2000 issues. A critical third party failure (such as telecommunication, utilities or financial institutions) could have a material adverse affect on the Company by eliminating the Company's ability to order and pay for products from suppliers and receive orders and payments from customers. It is also possible that one or more of the internal operating systems will not function properly and make it difficult to complete routine tasks, such as accounting and other record keeping duties. Based on information currently available, the Company does not believe there will be any long-term operating system failures. However, the Company will continue to monitor these issues as part of its Year 2000 project and will concentrate its efforts on minimizing their impact.

CONTINGENCY PLANS. The Company has not modified any specific contingency plans with respect to its internal operating systems. The Company maintains basic contingency plans which address short term operating system failure.
The Compay believes these contingency plans will be sufficient to cover possible operating system distruption caused by Year 2000 problems. As the Company completes installation and migration to new system hardware and operating systems which are Year 2000 compliant and completes various phases of the Year 2000 project, these contingency plans will be addressed and modified if necessary. Contingency planning includes remote dial-up connectivity from remote branches in the event that certain telecommunications services fail to operate, direct faxing of orders to the distribution centers and manual routing. The Company currently does not foresee contingency planning in the product receiving, selling, order filling and delivery phases of the Company's business as these areas are very labor intensive. The Company may be required to perform certain accounting and other record keeping functions manually should a Year 2000 problem become apparent in one or more of those areas. AMCON also plans to terminate relationships with third party service providers that are not able to demonstrate that they have successfully resolved their Year 2000 problems in a timely manner. There will inevitably be some third parties who will not have made proper Year 2000 modification. The Company's contingency plan only addresses those third parties that are considered critical to the Company's operation.

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



LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1999, the Company utilized cash flow in operating activities to finance increases in inventory in all branches in anticipation of calendar year-end price increases and to finance accounts receivable. Cash was utilized in investing activities during the three month period ended March 31, 1999 primarily to purchase the common stock of U.S. Health Distributors, Inc. ("USHD") in Melbourne, FL in November 1998 for $1.3 million. Cash was provided in financing activities through increases in the FFH revolving credit facility and from a term note to finance the purchase of USHD.

The Company had working capital of approximately $14.6 million as of March 31, 1999 compared to $18.5 million as of September 30, 1998. The Company's debt to equity ratio was 2.88 to 1 at March 31, 1999 compared to 3.13 at September 30, 1998. The decrease was due to a reduction in the amount borrowed under the Company's revolving credit facility.

The Company maintains two revolving credit facilities, the AMCON Distributing Company revolving credit facility (the "Facility") and the FFH revolving credit facility (the "FFH Facility"). The Facility allows the Company to borrow up to $20 million at any time, subject to eligible accounts receivable and inventory requirements. The Facility also provides for an additional $10 million facility which would be collateralized by specific inventory and a $1.5 million facility to be used for transportation equipment purchases. The Facility bears interest at the bank's prime rate ("Prime") less 0.5% or LIBOR plus 1.75%, as selected by the Company. As of March 31, 1999, the Company had borrowed approximately $7.4 million under the Facility. The Facility is collateralized by all equipment, general intangibles, inventories and accounts receivable of the Company, and with first mortgages on the Company's owned distribution center and certain other real estate. The Facility expires on February 25, 2002.

The FFH Facility provides for maximum borrowings of $6,000,000. Amounts under the FFH facility bear interest at Prime less 0.5% or LIBOR plus 2.00%, as selected by FFH. The borrowings under the FFH Facility are secured by the assets of FFH and guaranteed by the Company. As of March 31, 1999, FFH had borrowed approximately $4.9 million under the FFH Facility. The FFH Facility expires on February 25, 2002.

The Company has an outstanding term loan from a bank which was used to finance the purchase of the common stock of FFH (the "Acquisition Loan"). The Acquisition Loan has a term of five years, bears interest at Prime less 0.5% or LIBOR plus 1.75%, as selected by the Company and requires monthly payments equal to accrued interest plus principal payments of $85,096, which began in August 1998. As of March 31, 1999, the outstanding balance of the Acquisition Loan was $3.7 million.

On November 20, 1998, FFH purchased all of the outstanding stock of USHD for $1.3 million in cash. The acquisition was funded by a $1.1 million, five and one-half year, term loan from a bank. The loan bears interest at Prime less 0.5%, requires payments of interest only for the first six months and monthly principal and interest payments for the term of the loan. The loan is collateralized by the common stock of USHD.

In January 1999, the Company utilized proceeds from the Facility to satisfy its obligation associated with a $1,250,000 non-revolving line of credit with a bank which was used to finance the purchase of trucks and delivery equipment.

In April, 1999, FFH, purchased all of the outstanding stock of Chamberlin Natural Foods, Inc. (d/b/a Chamberlin's Market & Cafe), a chain of six health and natural food product retail stores based in Winter Park, Florida, for $2.2 million in cash. The acquisition was funded through borrowings on the Facility. In addition, Chamberlin's existing short and long-term debt of $2.8 was paid in full through borrowings under the "Facility." Costs and expenses associated with the acquisition will be paid in the ordinary course of business.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk relates primarily to its investment in the common stock of Consolidated Water Company (formerly Cayman Water Company), a public company traded on the Nasdaq National Market system, and for changes in interest rates to its long-term obligations. At March 31, 1999, the Company held 83,000 shares of common stock of Consolidated Water Company valued at $560,000. The Company values this investment at market and records price fluctuations in equity as unrealized gain or loss on investments. At March 31, 1999, the Company had $17,105,000 of variable rate debt outstanding, with maturities through May 2004. The interest rates on this debt ranged from 6.875% to 7.25% at March 31, 1999. The Company's remaining obligation of $118,000 consists of a capital lease maturing in May 2001 with an effective interest rate of 9.50%. The Company has the ability to select the base on which its variable interest rates are calculated. The Company may select an interest rate based on its lenders prime interest rate or based on LIBOR. This provides the Company with some control of its variable interest rate risk. The Company estimates that its cash flow exposure relating to interest rate risk based on its current borrowings is approximately $104,000 annually for each 1% change in its lender's prime interest rate or LIBOR, as applicable.


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on March 18, 1999 for the purpose of electing two directors and ratifying the appointment of its auditors.

The following sets forth the results of the election of directors:

NAME OF NOMINEE           FOR                 WITHHELD
J. Tony Howard         1,613,591  65.1%         271     0.01%
Allen D. Petersen      1,613,585  65.1%         277     0.01%

There was no solicitation in opposition to the nominees proposed to be elected by the Stockholders in the Proxy Statement.

The ratification of the appointment of PricewaterhouseCoopers as independent auditors for the Company for the fiscal year ending September 24, 1999 was approved by the Stockholders with 1,613,564 votes FOR (65.1%), 162 votes AGAINST, and 136 votes ABSTAINED OR BROKER NON-VOTES.

Further information regarding these matters is contained in the Company's Proxy Statement dated February 22, 1999.


Item 5.   Other Information.

Food For Health Company, Inc. ("FFH"), an Arizona corporation and a wholly-owned subsidiary of AMCON Distributing Company ("AMCON"), Chamberlin Natural Foods, Inc.("Chamberlin"), a Florida corporation, Dale C. Bennett, Dale C. Bennett as Trustee of the Alice M. Bennett Irrevocable Trust Dated August 8, 1991, Dale C. Bennett as Trustee of the Dale C. Bennett Revocable Trust dated August 8, 1991, Kirk D. Bennett and Chad W. Bennett as Trustees of the Dale C. Bennett Irrevocable Trust No. 1, Chad W. Bennett and Kirk D. Bennett (collectively the "Bennetts")are parties to a Stock Purchase Agreement dated February 24, 1999 (the "Stock Purchase Agreement").

On March 29, 1999, the Company's fiscal month of April 1999, upon terms set forth in the Stock Purchase Agreement, FFH completed its purchase of all of the outstanding stock of Chamberlin for a purchase price of $2.2 million. There are no material relationships between FFH, Chamberlin and the Bennetts and the purchase price was determined by arm's-length negotiations. Funding for the acquisition was provided through borrowings under the Company's revolving credit facility with LaSalle National Bank (the "Facility"). In addition, Chamberlin's existing short and long-term debt of $2.8 was paid in full through borrowings under the "Facility." Costs and expenses associated with the acquisition will be paid in the ordinary course of business.

On March 30, 1999, AMCON and FFH issued a press release announcing that the acquisition of Chamberlin pursuant to the Stock Purchase Agreement had been completed. The press release is filed herewith as an exhibit and incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

(a) EXHIBITS

       2.1 Stock Purchase Agreement dated November 3, 1997, between the Company and FFH Holdings, Inc. (incorporated by reference to
             Exhibit 2.1 of the Company's Current Report on Form 8-K filed on November 25, 1997)

       2.2 Stock Purchase Agreement dated February 24, 1999, between Food For Health Company, Inc. ("FFH"), an Arizona corporation and a wholly-owned subsidiary of AMCON Distributing Company ("AMCON"), Chamberlin Natural Foods, Inc.("Chamberlin"), a Florida corporation, Dale C. Bennett, Dale C. Bennett as Trustee of the Alice M. Bennett Irrevocable Trust Dated August 8, 1991, Dale C. Bennett as Trustee of the Dale C. Bennett Revocable Trust dated August 8, 1991, Kirk D. Bennett and Chad W. Bennett as Trustees of the Dale C. Bennett Irrevocable Trust No. 1, Chad W. Bennett and Kirk D. Bennett

       3.1 Restated Certificate of Incorporation of the Company, as amended March 19, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

       3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       4.1   Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

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

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 4 to the financial statements included in
             Item 1 of Part I herein)

       18.0  Letter Regarding Change in Accounting Principles

       27.0  Financial Data Schedules

       99.1  Press release, dated March 30, 1999, issued by AMCON
             Distributing Company and Food For Health Company, Inc.


(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the first quarter ended March 31, 1999.




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     May 10, 1999            Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     May 10, 1999            Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer