Form 10-Q/A
period 1998-12-31
AMCON DISTRIBUTING CO
filed 1999-08-05
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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



                                                                    Form 10-Q
                                                                   1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                3








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

       10.1 Grant of Exclusive Manufacturing Rights, dated October 1, 1993, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Private Label Manufacturing Agreement and Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.2 Amendment No. 1 to Grant of Exclusive Manufacturing Rights, dated October 1, 1998, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Amendment No. 1 To Private Label Manufacturing Agreement and Amendment No. 1 to Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K filed on December 24, 1998)

       10.3 Loan Agreement, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 25,
             1997)

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

       10.9 Loan and Security Agreement, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.10 Promissory Note, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.11 First Amendment to Loan and Security Agreement, dated November 18, 1998, between Food For Health Co., Inc. and LaSalle National Bank

       10.12 First Amendment and Allonge to Promissory Note, dated November 18, 1998, between Food For Health Co., Inc. and LaSalle National Bank

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

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements included in
             Item 1 of AMCON's Quarterly Report on Form 10-Q filed on February 8, 1999)

       27.0  Financial Data Schedules (incorporated by reference to Exhibit
             27.0 of AMCON's Quarterly Report on Form 10-Q filed on February 8, 1999)



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     August 5, 1999          Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     August 5, 1999          Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer