Form 10-Q
period 1999-06-30
AMCON DISTRIBUTING CO
filed 1999-08-06
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

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

The Registrant had 2,479,903 shares of its $.01 par value common stock outstanding as of July 30, 1999.



                                                                    Form 10-Q
                                                                   3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at June 30, 1999
          and at September 30, 1998                                       3

          Statements of income for the three and nine-month
          periods ended June 30, 1999 and June 30, 1998                   4

          Statements of cash flows for the nine-month period
          ended June 30, 1999 and June 30, 1998                           5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     16


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               17




PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              AMCON Distributing Company
                              Consolidated Balance Sheets
                         June 30, 1999 and September 30, 1998
---------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                          June 30,       September 30,
                                                            1999              1998
                                                        ------------      -------------
                  ASSETS
Current assets:
  Cash                                                  $    348,207       $     38,369
  Accounts receivable, less allowance for
   doubtful accounts of $558,003 and $460,753             17,289,406         15,229,107
  Inventories                                             18,197,533         16,127,250
  Deferred income taxes                                      702,780            570,743
  Other                                                      477,553            327,997
                                                        ------------       ------------
          Total current assets                            37,015,479         32,293,466

Fixed assets, net                                          6,775,333          4,466,707
Investments                                                  622,500            508,375
Other assets                                               5,997,868          2,375,189
                                                        ------------       ------------
                                                        $ 50,411,180       $ 39,643,737
                                                        ============       ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 11,099,091       $  7,350,645
  Accrued expenses                                         2,023,606          1,329,843
  Accrued wages, salaries and bonuses                        636,211            675,562
  Income taxes payable                                     1,335,549          1,023,944
  Dividends payable                                           49,600                  -
  Current portion of long-term debt                        6,381,132          3,439,169
                                                        ------------       ------------
          Total current liabilities                       21,525,189         13,819,163
                                                        ------------       ------------

Deferred income taxes                                         15,600             24,799
Other liabilities                                            428,697            427,419
Long-term debt, less current portion                      15,761,290         15,767,659
Commitments

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized and 2,480,000 issued                    24,800             24,800
  Additional paid-in capital                               2,271,278          2,271,278
  Unrealized gain on investments
    available-for-sale, net of $183,977
    and $139,468 tax                                         287,761            218,145
  Retained earnings                                       10,096,880          7,090,789
                                                        ------------       ------------
                                                          12,680,719          9,605,012
  Less treasury stock, 97 shares at cost                        (315)              (315)
                                                        ------------       ------------
          Total shareholders' equity                      12,680,404          9,604,697
                                                        ------------       ------------
                                                        $ 50,411,180       $ 39,643,737
                                                        ============       ============

       The accompanying notes are an integral part of these financial statements



                               AMCON Distributing Company
                            Consolidated Statements of Income
             for the three and nine-months ended June 30, 1999 and 1998
                                       (Unaudited)
------------------------------------------------------------------------------------
                                      For the three months             For the nine months
                                        ended June 30                   ended June 30
                                    --------------------------     ---------------------------
                                        1999           1998           1999            1998
                                    ------------   -----------     ------------   ------------
Sales (including excise taxes
 of $14.0 million and $13.9 million,
 and $39.9 million and $37.7
 million, respectively)             $103,650,576   $77,650,819     $275,998,896   $211,545,387
Cost of sales                         92,985,488    69,312,856      245,334,725    188,629,189
                                    ------------   -----------     ------------   ------------
     Gross profit                     10,665,088     8,337,963       30,664,171     22,916,198

Selling, general and
 administrative  expenses              8,449,417     6,463,812       23,347,446     18,133,338
Depreciation and amortization            452,401       265,327        1,053,122        797,039
                                    ------------   -----------     ------------   ------------
                                       8,901,818     6,729,139       24,400,568     18,930,377
                                    ------------   -----------     ------------   ------------

   Income from operations              1,763,270     1,608,824        6,263,603      3,985,821

Other expense (income):
  Interest expense                       409,504       454,595        1,234,745      1,410,052
  Other income, net                       (6,404)      (81,796)        (151,666)      (221,078)
                                    ------------   -----------     ------------   ------------
                                         403,100       372,799        1,083,079      1,188,974
                                    ------------   -----------     ------------   ------------

Income before income taxes             1,360,170     1,236,025        5,180,524      2,796,847

Income tax expense                       510,127       482,405        2,025,633      1,103,207
                                    ------------   -----------     ------------   ------------

Net income                          $    850,043   $   753,620     $  3,154,891   $  1,693,640
                                    ============   ===========     ============   ============

Earnings share
  Basic                             $      0.34   $       0.31   $         1.27   $       0.69
                                    ===========    ===========     ============   ============
  Diluted                           $      0.33   $       0.29   $         1.23   $       0.67
                                    ===========    ===========     ============   ============

Weighted average shares
 outstanding:
  Basic                               2,479,903      2,452,540        2,479,903      2,450,782
                                    ===========    ===========     ============   ============
  Diluted                             2,579,915      2,571,660        2,571,997      2,532,464
                                    ===========    ===========     ============   ============



 The accompanying notes are an integral part of these financial statements.








                           AMCON Distributing Company
                      Consolidated Statements of Cash Flows
                for the nine months ended June 30, 1999 and 1998
                                   (Unaudited)
------------------------------------------------------------------------------------
                                                              1999          1998
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 3,154,891    $ 1,693,640
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                           1,082,970        797,039
    Gain on sales of fixed assets and securities              (40,772)       (45,076)
    Proceeds from sale of trading securities                        -        157,206
    Provision for losses on doubtful accounts                 197,554              -
    Changes in assets and liabilities, net of
     effects from acquisitions:
      Accounts receivable                                  (2,371,556)    (1,034,574)
      Inventories                                            (818,906)    (6,096,911)
      Other current assets                                    (23,510)       (23,956)
      Other assets                                             13,705       (203,696)
      Accounts payable                                      2,532,527      3,065,383
      Accrued expenses and accrued wages,
        salaries, and bonuses                                 159,999       (190,864)
      Income taxes payable and deferred taxes                (165,303)       483,866
                                                          -----------    -----------

  Net cash provided by (used in) operating activities       3,721,599     (1,397,943)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                  (491,837)      (711,044)
  Acquisitions, net of cash acquired                       (3,411,450)    (7,119,254)
  Proceeds from sales of fixed assets                          46,830         60,341
                                                          -----------    -----------

  Net cash used in investing activities                    (3,856,457)    (7,769,957)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                              1,080,000      4,500,000
  Net (payments) proceeds on bank credit agreement          2,997,695      5,010,364
  Payments on long-term debt                               (3,533,799)      (336,865)
  Proceeds from issuance of common stock                            -          3,000
  Dividends paid                                              (99,200)             -
                                                          -----------    -----------

  Net cash provided by financing activities                   444,696      9,176,499
                                                          -----------    -----------

Net increase (decrease)in cash                                309,838          8,599

Cash, beginning of period                                      38,369         26,973
                                                          -----------    -----------

Cash, end of period                                       $   348,207    $    35,572
                                                          ===========    ===========

    The accompanying notes are an integral part of these financial statements.



                          AMCON Distributing Company
                    Notes to Consolidated Financial Statements
                           June 30, 1999 and 1998
------------------------------------------------------------------------------

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


2.  INVENTORIES:

Inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers. Effective in fiscal 1999, the Company changed the method of accounting for inventory from the first-in, first-out ("FIFO") method to the last-in, first-out ("LIFO") method. LIFO inventories at June 30, 1999 were approximately $1,446,000 less than the amount of such inventories valued on a FIFO basis.


3.  CHANGE IN ACCOUNTING METHOD:

In fiscal 1999, the Company changed from the FIFO method of valuing inventory to the LIFO method. The change in the inventory valuation method was made to better match current costs with current revenue. The change to LIFO reduced net income and basic earnings per share for the nine months ended June 30, 1999 by $889,200 and $0.36, respectively. Pro forma effects of retroactive application of LIFO are not determinable and there is no cumulative effect on retained earnings at the beginning of the year.


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

                                       For the three-month period ended June 30,
                                    ------------------------------------------------
                                                   1999                       1998
                                        --------------------------     ----------------------
                                           Basic         Diluted         Basic       Diluted
                                        -----------    -----------     ---------    ---------
1.  Weighted average common
     shares outstanding                   2,480,000      2,480,000     2,452,637    2,452,637

2.  Weighted average treasury
     shares outstanding                         (97)           (97)          (97)         (97)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock              -        100,012             -      119,120
                                        -----------    -----------     ---------    ---------

4.  Weighted average number of
     shares outstanding                   2,479,903      2,579,915     2,452,540    2,571,660
                                        ===========    ===========     =========    =========

5.  Net income                          $   850,043    $   850,043     $ 753,620    $ 753,620
                                        ===========    ===========     =========    =========

6.  Earnings per share                  $      0.34    $      0.33     $    0.31    $    0.29
                                        ===========    ===========     =========    =========


                                         For the nine-month period ended June, 30,
                                    --------------------------------------------------
                                                   1999                         1998
                                        -------------------------     -------------------------
                                           Basic        Diluted          Basic        Diluted
                                        -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   2,480,000     2,480,000       2,450,879     2,450,879

2.  Weighted average treasury
     shares outstanding                         (97)          (97)            (97)          (97)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock              -        92,094               -        81,682
                                        -----------   -----------     -----------   -----------

4.  Weighted average number of
     shares outstanding                   2,479,903     2,571,997       2,450,782     2,532,464
                                        ===========   ===========     ===========   ===========

5.  Net income                          $ 3,154,891   $ 3,154,891     $ 1,693,640   $ 1,693,640
                                        ===========   ===========     ===========   ===========

6.  Earnings per share                  $      1.27   $      1.23     $      0.69   $      0.67
                                        ===========   ===========     ===========   ===========


In December 1998, the Board of Directors declared a cash dividend of $0.02 per share which was paid in January 1999. In March 1999, the Board of Directors declared a cash dividend of $0.02 per share which was paid in April 1999. In June 1999, the Board of Directors declared a cash dividend of $0.02 per share which was paid in July 1999.


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

                                      For the three months           For the nine months
                                        ended June 30,                 ended June 30,
                                    -------------------------     -------------------------
                                        1999          1998           1999           1998
                                    -----------   -----------     -----------   -----------
Net income                          $   850,043   $   753,620     $ 3,154,891   $ 1,693,640
Other comprehensive income:
 Unrealized holding gain (losses)
  from investments arising during
  the period, net of income taxes
  of $24,277, $8,715, $44,509
  and $(21,788), respectively            37,973        12,035          69,616       (30,087)
                                    -----------   -----------     -----------   -----------
Comprehensive income                $   888,016   $   765,655     $ 3,224,507   $ 1,663,553
                                    ===========   ===========     ===========   ===========



6.  ACQUISITIONS:

In November 1998, Food For Health Company, Inc., a wholly-owned subsidiary of AMCON Distributing Company ("FFH"), purchased all of the outstanding stock of U.S. Health Distributors, Inc. ("USHD"), a distributor of health and natural foods based in Melbourne, Florida, for $1.3 million in cash. The acquisition was funded by a $1.1 million, five and one-half year, term loan from a bank. The loan bears interest at the bank's prime rate less 0.5%, requires payments of interest only for the first six months and monthly principal and interest payments for remaining the term of the loan. The loan is collateralized by the common stock of USHD. The acquisition was accounted for using the purchase method. Based on a preliminary allocation of the purchase price, goodwill is estimated to be $1.7 million and will be amortized over 25 years. Operating results since the acquisition were not material.

In April 1999, FFH purchased all of the outstanding stock of Chamberlin Natural Foods, Inc. (d/b/a Chamberlin's Market & Cafe), a chain of six health and natural food product retail stores based in Winter Park, Florida, for $2.2 million in cash. The acquisition was funded through the Company's revolving line of credit. In addition, Chamberlin's existing short and long-term debt of $2.8 million was paid in full through borrowings under the "Facility." Costs and expenses associated with the acquisition will be paid in the ordinary course of business. Based on a preliminary allocation of the purchase price, goodwill is estimated to be $1.7 million and will be amortized over 25 years. Operating results since the acquisition were not material.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and nine-month periods ended June 30, 1999 and June 30, 1998

Sales for the three months ended June 30, 1999 increased 33.5% to $103.7 million, compared to $77.7 million for the same period in prior fiscal year. Sales from the traditional distribution business increased by $20.2 million during the third quarter over the prior year as follows: Cigarette sales increased approximately $18.3 million over the prior year(approximately 78% was due to price increases over the past 12 months and the balance was due to increased volume). Sales of non-cigarette products increased by $1.9 million primarily due to increased volume. Sales from our health and natural foods business, Food For Health, Co. Inc. and its subsidiaries ("FFH"), increased by $5.8 million primarily as a result of $3.2 million in sales generated by Chamberlin Natural Foods, Inc. ("CNF") which was acquired by FFH in April 1999 and $1.7 million is sales from US Health Distributors, Inc., ("USHD")which was acquired by FFH in November 1998. In addition, FFH's separate company sales increased by approximately $1.0 million due to increased business attributable to the Texas facility.

Sales for the nine months ended June 30, 1999 increased 30.5% to $276.0 million, compared to $211.5 million for the same period in prior fiscal year. Sales from the traditional distribution business through June 30, 1999 were $52.5 million over the prior year as follows: Cigarette sales increased approximately $48.0 million over the prior year(approximately 67% was due to price increases over the past 12 months and the balance was due to increased volume). Sales of non-cigarette products increased by $4.6 million primarily due to increased volume. Sales from the health and natural foods business increased by $11.9 million. This increase was primarily due to $3.2 million in sales generated by CNF which was acquired by FFH in April 1999 and $4.1 million of sales generated by USHD which was acquired in November 1998. Additionally, because FFH was acquired mid-way through the first quarter of fiscal 1998, FFH's sales in the first quarter were approximately $4.1 greater than the prior year.

Gross profit increased 27.9% to $10.7 million for the three months ended June 30, 1999 from $8.3 million over the same period during the prior year. Gross profit as a percent of sales decreased to 10.3% for the quarter ended June 30, 1999 compared to 10.7% for the quarter ended June 30, 1998. The increase in gross profit dollars for the quarter was primarily attributable to the health and natural foods business which contributed $2.0 million of the increase in gross profit as compared to the third quarter of the prior year.
Approximately $1.8 million of the gross profit increase in the health and natural foods business was generated by CNF and USHD, which were both acquired during the current fiscal year. Gross profit from our traditional business in the third quarter of the prior year included $570,000 attributable to price increases from cigarette manufacturers during the quarter. Excluding these price increases, gross profit from our traditional business grew approximately $916,000 when compared to the third quarter of fiscal 1998. The decrease in gross profit percentage is the result of a significant price increase in cigarettes during the first quarter of the current fiscal year. Since cigarettes sales represent approximately 65% of our total sales, but generate a lower gross profit percentage than our other products, a significant increase in the price adversely affects our gross profit percentage.

Gross profit increased 33.8% to $30.7 million for the nine months ended June 30, 1999 from $22.9 million over the same period during the prior year. Gross profit as a percent of sales increased to 11.1% for the period compared to 10.8% for the nine months ended June 30, 1998. The increases in gross profit and gross profit percentage were primarily attributable to a substantial cigarette price increase during the first quarter of the year which resulted from a settlement that was reached between the major tobacco manufacturers and the various states that had filed liability suits against the industry. This price increase accounted for approximately $3.7 million in additional gross margin for the nine months ended June 30, 1999 compared to $930,000 in the prior year. In addition, gross profit increased by approximately $3.0 million due to the increase in sales from both the traditional and health and natural food businesses and $2.5 million from CNF and USHD, which were both acquired during the current fiscal year. These increases in gross profit were partially offset by a $1.4 million LIFO inventory adjustment during the second and third quarters.

While sales of cigarettes have increased over the past five years, sales of the Company's private label cigarettes have continued to decline since 1993 when cigarette manufacturers substantially reduced the price of premium brand cigarettes. Since that time, the premium cigarette brands have thrived at the expense of most generic brands. Also, cigarette price increases since 1993 have been identical for both premium and generic brands. Therefore, the price differential between premium and major generic brands has not increased in the past five years. The percentage difference between the prices of premium and generic brands has actually declined. Most recently, in November 1998, an announcement was made that a settlement had been reached between the major tobacco manufacturers and the various states that had filed liability suits against the industry. Immediately thereafter, the major cigarette manufacturers increased the price of cigarettes by 30 - 35% on both premium and generic brands, including the Company's private label brand. As a result, management anticipates the volume of the Company's private label cigarettes will continue to decline over the next few years. Management estimates that gross profit from private label cigarettes will be approximately $400,000 less in fiscal 1999 than in fiscal 1998. In addition, gross profit from private label cigarettes could decrease by $200,000 to $400,000 in fiscal 2000.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 32.3% to $8.9 million for the quarter ended June 30, 1999 compared to the same period in fiscal 1998. The increase was primarily due to expenses associated with increases in sales in both the traditional and health and natural foods businesses and CNF and USHD, which were acquired during the current fiscal year. Operating expenses incurred by CNF and USHD, accounted for $1.5 million of the increase.
 As a percentage of sales, total operating expense decreased to 8.6% from 8.7% during the same period in the prior year. This decrease was primarily the result of the substantial increase in sales attributable to the cigarette price increase during the first quarter of the current fiscal year, without a corresponding increase in expenses and additional expenses incurred by FFH which were related to the operations of CNF and USHD.

For the nine month period ended June 30, 1999, total operating expense increased 28.9% to $24.4 million compared to the same period in fiscal 1998. The increase was primarily due to expenses associated with the health and natural food business which accounted for $3.7 million of the increase in operating expenses. CNF and USHD, which were acquired during the current fiscal year accounted for $2.2 million of the increase. In addition, since FFH was purchased midway through the first quarter of fiscal 1998, FFH's operating expenses in the prior year represent approximately 83% of the nine month period. As a percentage of sales, total operating expense decreased to 8.8% from 8.9% during the same period in the prior year. This decrease was primarily the result of the substantial increase in sales which occurred after cigarette prices increased during the first quarter and additional expenses incurred by FFH which were related to the operations of CNF and USHD.

As a result of the above, income from operations for the third quarter ended June 30, 1999 increased by $150,000 to $1.8 million. Income from operations for the nine month period ended June 30, 1999 increased $2.3 million to $6.3 million.

Interest expense for the three months ended June 30, 1999 decreased 9.9% to $410,000 compared to $455,000 during the same period in the prior year. Interest expense for the nine month period ended June 30, 1999 decreased 12.4% to $1.2 million compared to $1.4 million during the prior year. The decreases were primarily due to a 60 to 90 basis point reduction in our average borrowing rate during the quarter and nine-months ended June 30, 1999.

Other income for the three months ended June 30, 1999 of $6,400 was primarily attributable to gains associated with the sale of fixed assets, royalty payments and dividends received on investment securities. Other income for the nine months ended June 30, 1999 of $152000 was generated by gains associated with the sale of fixed assets, royalty payments, miscellaneous industry promotional income and dividends received on investment securities. Other income for the nine months ended June 30, 1998 of $221,000 was generated from similar activities as well as the gain associated with the sale of marketable securities.

As a result of the above factors, net income during the three months ended June 30, 1999 was $850,000 compared to $754,000 for the three months ended June 30, 1998. Net income during the nine months ended June 30, 1999 was $3,155,000 compared to $1,694,000 for the first nine months of the prior year.

AMCON remains dependent on cigarette sales which represent approximately 65% of its revenue. As described in Management's Discussion and Analysis in our Annual Report to Shareholders for the Fiscal Year Ended September 30, 1998, the convenience store distribution industry is very competitive and the our operating income is subject to a number of factors which are beyond the control of management. For example, changes in manufacturers' cigarette pricing may affect the market for generic and private label cigarettes as well as impact distributor's carrying costs of inventory and accounts receivable and increase exposure to bad debt losses. Net income is also dependent on sales of the AMCON's private label cigarettes. We continue to evaluate various steps we may take to improve net income in future periods, including acquisitions of distributing and retail companies such as the St. Louis distribution center and FFH, which were purchased in October and November 1997, and USHD and CNF which were purchased in November 1998 and April 1999, respectively, and continued sales of assets that are no longer essential to our primary business activities, such as, investments and certain real estate. An analysis of such assets held at June 30, 1999 is as follows:

                                            ESTIMATE OF GAIN
                                    -------------------------------
                                      June 30,       September 30,
  DESCRIPTION OF ASSET                  1999              1998
  --------------------              ------------      -------------
  Investments (available-for-sale)     $472,000          $358,000
  Condominium & furnishings             500,000           500,000

Investments at June 30, 1999 and September 30, 1998, respectively, consisted of 83,000 shares of Consolidated Water Company Limited (formerly Cayman Water Company Limited), a public company which is listed on NASDAQ. The Company's basis in the securities was $151,000 and the fair market value of the securities was $623,000 and $508,000 on June 30, 1999 and September 30, 1998, respectively. The fair market value of the securities on July 30, 1999 was $612,000.

The condominium and furnishings consist of a condominium in the Cayman Islands which is used in furtherance of the Company's business marketing strategies. The Company is continuing to evaluate the costs and benefits associated with retaining the condominium in relation to the current business strategies of the Company.

YEAR 2000 READINESS

STATE OF READINESS. The Year 2000 computer issue is real and does impact the way the Company's systems perform. In addition, AMCON has business relationships with a number of third parties whose Year 2000 problems could impact our Company. Accordingly, we have recognized the Year 2000 issue as a major management and technology project. A taskforce has been assembled to review all systems to ensure that they do not malfunction as a result of the Year 2000 issue. The Year 2000 project includes review of internal operating systems and equipment, other internal systems and equipment (such as telephones, copiers and fax machines) and external services and systems that are depended upon to operate the Company's business. In this process, we have both replaced some systems and upgraded others.

AMCON's internal operating system consists of midrange computers which are used for the sales, accounts receivable and inventory systems. With the exception of the accounts receivable system, the software operating on the midrange computers does not generally operate or depend upon any date structure, but rather the day-of-week and week-of-month. Therefore, software risk to the Year 2000 issue is considered low. The remaining accounting systems and other record keeping functions performed by the Company are conducted on personal computers which are connected by a local area network. AMCON has engaged third party computer consultants to review, test and modify the midrange computer hardware and software to ensure they will function correctly after December 31, 1999. We have completed all software conversions affiliated with the Year 2000 issue and believe that the Year 2000 problems relating to our internal operating systems will be resolved without significant operational difficulties. Testing of all Year 2000 converted software is currently in process and is expected to be completed by September 30, 1999. However, there can be no assurance that testing will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with our systems that will need to be resolved.

Other internal systems have been evaluated by our own personnel, along with the providers that service and maintain the systems with emphasis placed on critical systems such as telephone systems. We believe that all of our internal systems are currently Year 2000 compliant.

AMCON has no control over the efforts of third parties with which we have material business relationships. We have undertaken the process of contacting each major third party to determine their state of readiness for Year 2000. Such parties include, but are not limited to, AMCON's suppliers of inventory, customers, financial institutions and utility companies. AMCON has received initial assurances from its major suppliers and financial institutions that they will not be adversely affected by Year 2000 problems. We will continue to request updated information from these third parties in order to assess their Year 2000 readiness.

COSTS. Through June 30, 1999, cumulative costs relating directly to Year 2000 issues have totaled approximately $120,000. A portion of the estimated total costs include the cost of existing personnel who have been deployed to work on various phases of the Year 2000 project. These costs do not include system upgrades and replacements that were made in the normal course of business.
The deployment of internal resources to the Year 2000 project has not resulted in significant delays to other major technology projects which were planned by the Company. Management estimates that remaining Year 2000 costs will total approximately $40,000, of which approximately $20,000, will be capitalized and depreciated over a five year period.

RISKS. We believe that we will have successfully addressed the Year 2000 problem before December 31, 1999. Therefore, we believe that the most reasonably likely worst-case scenario will be that one or more of the third parties with which AMCON has a material business relationship will not have successfully dealt with its Year 2000 issues. A critical third party failure (such as telecommunication, utilities or financial institutions) could have a material adverse affect on us by eliminating our ability to order and pay for products from suppliers and receive orders and payments from customers. It is also possible that one or more of the internal operating systems will not function properly and make it difficult to complete routine tasks, such as accounting and other record keeping duties. Based on information currently available, we do not believe there will be any long-term operating system failures. However, we will continue to monitor these issues as part of our Year 2000 project and will concentrate our efforts on minimizing their impact.

CONTINGENCY PLANS. AMCON has not modified any specific contingency plans with respect to our internal operating systems. We maintain basic contingency plans which address short term operating system failure. We believe these contingency plans will be sufficient to cover possible operating system disruption caused by Year 2000 problems. As we complete migration to, and testing of, new system hardware and operating systems which are Year 2000 compliant and complete the final phases of our Year 2000 project, these contingency plans will be addressed and modified if necessary. Contingency planning includes, remote dial-up connectivity from remote branches in the event that certain telecommunication services fail to operate, direct faxing of orders to the distribution centers and manual routing. Management currently does not foresee contingency planning in the product receiving, selling, order filling and delivery phases of our business as these areas are very labor intensive. We may be required to perform certain accounting and other record keeping functions manually should a Year 2000 problem become apparent in one or more of those areas. We also plan to terminate relationships with third party service providers that are not able to demonstrate that they have successfully resolved their Year 2000 problems in a timely manner. There will inevitably be some third parties who will not have made proper Year 2000 modification. Our contingency plan only addresses those third parties that are considered critical to our operations.

The foregoing Year 2000 discussion contains certain forward-looking statements, including without limitation anticipated costs and the dates by which AMCON expects to substantially complete the modifications and testing of systems and are based upon management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific matters that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to identify and convert all relevant computer systems, results of Year 2000 testing, adequate identification and resolution of Year 2000 issues by third party service providers, suppliers or customers of AMCON, unanticipated system costs, the need to replace additional hardware, the adequacy of and ability to implement contingency plans and similar uncertainties.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1999, AMCON utilized cash flow in operating activities to finance increases in accounts receivable due to the significant increase in the selling price of cigarettes and to support increases in non-tobacco related inventory from both traditional and health food businesses. Additionally, cash was provided by operating activities through increased accounts payable related to the increases in inventory.
Cash was utilized in investing activities during the nine month period ended June 30, 1999 primarily to purchase the common stock of USHD in November 1998 for $1.3 million and CNF in April 1999 for 2.2 million. In addition, cash was utilized to repay CNF's existing short and long-term debt of $2.8 million. Cash was provided by financing activities through increases in the FFH revolving credit facility, from a term note to finance the purchase of USHD and through increases in AMCON's revolving credit facility to finance the purchase of CNF.

AMCON had working capital of approximately $15.5 million as of June 30, 1999 compared to $18.5 million as of September 30, 1998. Our debt to equity ratio was 2.98 to 1 at June 30, 1999 compared to 3.13 to 1 at September 30, 1998. Although accounts payable and amounts borrowed under our revolving credit facilities were greater at June 30, 1999 than at September 30, 1999, these increases in debt were more than offset by the increase in equity related to net income earned year-to-date.

AMCON maintains two revolving credit facilities, the AMCON Distributing Company revolving credit facility (the "Facility") and the FFH revolving credit facility (the "FFH Facility"). The Facility allows AMCON to borrow up to $20 million at any time, subject to eligible accounts receivable and inventory requirements. The Facility also provides for an additional $10 million facility which would be collateralized by specific inventory and a $1.5 million facility to be used for transportation equipment purchases. The Facility bears interest at the bank's prime rate ("Prime") less 0.5% or LIBOR plus 1.75%, as selected by the Company. As of June 30, 1999, AMCON had borrowed approximately $12.1 million under the Facility. The Facility is collateralized by all of our equipment, general intangibles, inventories and accounts receivable, and with first mortgages on our owned distribution center and certain other real estate. The Facility expires on February 25, 2002.

The FFH Facility provides for maximum borrowings of $6,000,000. Amounts under the FFH facility bear interest at Prime less 0.5% or LIBOR plus 2.00%, as selected by FFH. The borrowings under the FFH Facility are secured by the assets of FFH and guaranteed by FFH. As of June 30, 1999, FFH had borrowed approximately $5.3 million under the FFH Facility. The FFH Facility expires on February 25, 2002.

AMCON has an outstanding term loan from a bank which was used to finance the purchase of the common stock of FFH (the "Acquisition Loan"). The Acquisition Loan has a term of five years ending on November 10, 2002, bears interest at Prime less 0.5% or LIBOR plus 1.75%, as selected by us and requires monthly payments equal to accrued interest plus principal payments of $85,096, which began in August 1998. As of June 30, 1999, the outstanding balance of the Acquisition Loan was $3.5 million.

On November 20, 1998, FFH purchased all of the outstanding stock of USHD for $1.3 million in cash. The acquisition was funded by a $1.1 million, five and one-half year, term loan from a bank (the "USHD Acquisition Loan"). The loan bears interest at Prime less 0.5%, requires payments of interest only for the first nine months and monthly principal and interest payments for the term of the loan. The loan is collateralized by the common stock of USHD. As of June 30, 1999, the outstanding balance of the USHD Acquisition Loan was $1.1 million.

In January 1999, AMCON utilized proceeds from the Facility to satisfy its obligation associated with a $1,250,000 non-revolving line of credit with a bank which was used to finance the purchase of trucks and delivery equipment.

In April, 1999, FFH, purchased all of the outstanding stock of Chamberlin Natural Foods, Inc. (d/b/a Chamberlin's Market & Cafe), a chain of six health and natural food product retail stores based in Winter Park, Florida, for $2.2 million in cash. The acquisition was funded through borrowings on the Facility. In addition, Chamberlin's existing short and long-term debt of $2.8 was paid in full through borrowings under the Facility. Costs and expenses associated with the acquisition were paid in the ordinary course of business.

AMCON's has additional indebtedness of approximately $105,000 consisting of a capital lease for computer equipment. The capital lease has an effective interest rate of 9.50% and matures in May 2001.

Management believes that funds generated from operations, supplemented as necessary with funds available under the Facility and the FFH Facility, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable future working capital and capital expenditure requirements.

CONCERNING FORWARD LOOKING STATEMENTS

This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect our future results and could cause those results to differ materially from those expressed in our forward looking statements: changing market conditions with regard to cigarettes and the demand for our products, domestic regulatory risks, competitive and other risks over which we have little or no control. Any changes in such factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

AMCON does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose us to significant market risk. Our exposure to market risk relates primarily to our investment in the common stock of Consolidated Water Company (formerly Cayman Water Company), a public company traded on the Nasdaq National Market system, and for changes in interest rates to our long-term obligations. At June 30, 1999, we held 83,000 shares of common stock of Consolidated Water Company valued at $623,000. We value this investment at market and record price fluctuations in equity as unrealized gain or loss on investments. At June 30, 1999, we had $22,037,000 of variable rate debt outstanding, with maturities through May 2004. The interest rates on this debt ranged from 6.875% to 7.50% at June 30, 1999. We have the ability to select the base on which our variable interest rates are calculated and may select an interest rate based on the lenders prime interest rate or based on LIBOR. This provides management with some control of AMCON's variable interest rate risk. Management estimates that AMCON's cash flow exposure relating to interest rate risk based on our current borrowings is approximately $136,000 annually for each 1% change in the lender's prime interest rate or LIBOR, as applicable.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a) EXHIBITS

       2.1 Stock Purchase Agreement dated November 3, 1997, between the AMCON Distributing Company ("AMCON") and FFH Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the AMCON's Current Report on Form 8-K filed on November 25, 1997)

       2.2 Stock Purchase Agreement dated February 24, 1999, between Food For Health Company, Inc. ("FFH"), an Arizona corporation and a wholly-owned subsidiary of AMCON, Chamberlin Natural Foods, Inc.("Chamberlin"), a Florida corporation, Dale C. Bennett, Dale
             C. Bennett as Trustee of the Alice M. Bennett Irrevocable Trust Dated August 8, 1991, Dale C. Bennett as Trustee of the Dale C. Bennett Revocable Trust dated August 8, 1991, Kirk D. Bennett and Chad W. Bennett as Trustees of the Dale C. Bennett Irrevocable Trust No. 1, Chad W. Bennett and Kirk D. Bennett (incorporated by reference to Exhibit 2.2 of AMCON's Quarterly Report on Form 10-Q filed on May 10, 1999)

       3.1 Restated Certificate of Incorporation of the AMCON, as amended March 19, 1998 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       3.3 Bylaws of AMCON (incorporated by reference to Exhibit 3.2 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       4.1   Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.1 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.1 Grant of Exclusive Manufacturing Rights, dated October 1, 1993, between AMCON and Famous Value Brands, a division of Philip Morris Incorporated, including Private Label Manufacturing Agreement and Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.2 Amendment No. 1 to Grant of Exclusive Manufacturing Rights, dated October 1, 1998, between AMCON and Famous Value Brands, a division of Philip Morris Incorporated, including Amendment No. 1 To Private Label Manufacturing Agreement and Amendment No. 1 to Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.2 of AMCON's Annual Report on Form 10-K filed on December 24, 1998)

       10.3 Loan Agreement, dated November 10, 1997, between AMCON and LaSalle National Bank (incorporated by reference to Exhibit 10.1 of AMCON's Current Report on Form 8-K filed on November 25, 1997)

       10.4 Amended Loan Agreement, dated February 25, 1998, between AMCON and LaSalle National Bank (incorporated by reference to Exhibit
             10.5 of AMCON's Quarterly Report on Form 10-Q filed on May 11,
             1998)

       10.5 Note, dated November 10, 1997, between AMCON and LaSalle National Bank (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on November 25, 1997)

       10.6 First Allonge to Note, dated February 25, 1998, between AMCON and LaSalle National Bank (incorporated by reference to Exhibit 10.7 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.7 Loan and Security Agreement, dated February 25, 1998, between AMCON and LaSalle National Bank (incorporated by reference to
             Exhibit 10.8 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.8 Promissory Note, dated February 25, 1998, between AMCON and LaSalle National Bank (incorporated by reference to Exhibit 10.9 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.9 Loan and Security Agreement, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.10 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.10 Promissory Note, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.11 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.11 First Amendment to Loan and Security Agreement, dated November 18, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.11 of AMCON's Quarterly Report on Form 10-Q/A filed on August 5, 1999)

       10.12 First Amendment and Allonge to Promissory Note, dated November 18, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.12 of AMCON's Quarterly Report on Form 10-Q/A filed on August 5, 1999)

       10.13 Unconditional Guarantee, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to
              Exhibit 10.12 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.14 AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 of AMCON's Registration
              Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.15 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.16 Employment Agreement, dated May 22, 1998, between AMCON and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6,
              1998)

       10.17 Employment Agreement, dated May 22, 1998, between AMCON and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6,
              1998)

       10.18 Employment Agreement, dated May 22, 1998, between the Food For Health Co., Inc. and Jerry Fleming (incorporated by reference to
              Exhibit 10.16 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 4 to the financial statements included in
             Item 1 of Part I herein)

       18.0 Letter Regarding Change in Accounting Principles (incorporated by reference to Exhibit 18.0 of AMCON's Quarterly Report on Form 10-Q filed on May 10, 1999)

       27.0  Financial Data Schedules


(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the third quarter ended June 30, 1999.




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     August 6, 1999          Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     August 6, 1999          Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer