Form 10-K
period 1999-09-30
AMCON DISTRIBUTING CO
filed 1999-12-23
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 30, 1999
                                            ---------------------------------

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

                     None                                  None
               ----------------                     -----------------

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
-----------------------------------------------------------------------------
                              (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                    --------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. / /

     The aggregate market value of equity securities held by non-affiliates of the Registrant on December 10, 1999 was approximately $8,710,600.

     As of December 10, 1999 there were 2,483,498 shares of common stock outstanding.

                 - Documents Incorporated by Reference -
                 ---------------------------------------

     Portions of the 1999 Annual Report to Stockholders are incorporated therein by reference into Parts I, II and IV. Portions of the Proxy Statement pertaining to the March 28, 2000 Annual Stockholders' Meeting are incorporated herein by reference into Part III.

                      AMCON DISTRIBUTING COMPANY
                      --------------------------

                     1999 FORM 10-K ANNUAL REPORT
                     ----------------------------
                           Table of Contents
                                                                         Page
                                                                         ----
                               PART I

Item 1.   Business.........................................................3

Item 2.   Properties.......................................................9

Item 3.   Legal Proceedings...............................................10

Item 4.   Submission of Matters to Vote of Security Holders...............10

Item 4A.  Executive Officers of the Company...............................10

                              PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.............................................11

Item 6.   Selected Financial Data.........................................11

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................11

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......14

Item 8.   Financial Statements and Supplementary Data.....................14

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................14

                              PART III

Item 10.  Directors and Executive Officers of the Registrant..............14

Item 11.  Executive Compensation................................ .........15

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management......................................................15

Item 13.  Certain Relationships and Related
          Transactions....................................................15

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.............................................15

PART I

ITEM 1.   BUSINESS

GENERAL

AMCON Distributing Company (together with its wholly-owned subsidiary, Food For Health Co., Inc. and its wholly-owned subsidiaries U.S. Health Distributors, Inc., Chamberlin's Natural Foods, Inc. and Health Food Associates, Inc.) operates 9 distribution centers and 13 retail health food stores in the Great Plains, Rocky Mountain and Southern regions of the United States. As used herein, unless the context indicates otherwise, the term "ADC" means the separate company operations or "traditional distribution business" of AMCON Distributing Company, the term "FFH" means the "natural food distribution business" of Food For Health Co., Inc. and its wholly-owned subsidiary U.S. Health Distributors, Inc. ("USHD"), the terms "CNF" and "HFA" represent the "retail health food stores" operated by Chamberlin's Natural Foods, Inc. and Health Food Associates, Inc., respectively, both wholly-owned subsidiaries of FFH, and the term "AMCON" or the "Company" means AMCON Distributing Company and its subsidiaries.

AMCON sells approximately 24,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, natural food and related products, frozen and chilled products and institutional food service products.

AMCON has over 8,500 retail customers, the largest of which accounted for less than 6.5% of AMCON's total revenues during fiscal 1999. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, health food stores, natural food stores, drug stores and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

AMCON operates seven (7) retail health food stores in Florida and six (6) in the Midwest. These stores carry natural supplements, groceries, health and beauty care products and other food items.

While cigarettes accounted for approximately 65% of the Company's sales volume during its most recent fiscal year, AMCON continues to diversify its businesses and product lines in an attempt to lessen its dependence upon cigarette sales.

TRADITIONAL DISTRIBUTION BUSINESS

ADC serves approximately 7,500 retail outlets in the Great Plains and Rocky Mountain regions and was ranked by the U.S. Distribution Journal as the seventeenth (17th) largest tobacco, candy and convenience store distributor of approximately 1,000 distributors of such products in the United States based upon 1998 sales volume. From its inception, ADC has pursued a strategy of growth through increased sales and through acquisitions. From 1993 to 1998, ADC focused on increasing operating efficiency in its traditional distribution business by merging smaller branch distribution facilities into larger ones. In addition, ADC grew through expansion of its market area into contiguous regions and by introduction of new product lines to customers.


                                      3
ADC distributes approximately 9,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. ADC's principal suppliers include Philip Morris, RJR Nabisco, Brown & Williamson, Proctor & Gamble, Hershey, Mars, William Wrigley and Planters-Lifesavers. ADC also markets private label lines of cigarettes, tobacco, snuff, water, candy products, batteries and film.

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

ADC has worked to improve its operating efficiency by investing in the latest in systems technology, including computerization of buying and financial control functions and introduction in 1999 of internet-based customer maintenance and reporting options. Inventory management has become even more critical due to significant increases in the price of cigarettes over the past two years. ADC has also sought to reduce inventory expenses by improving the number of times its inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turns improved to 24.5 times in 1999. Inventory turns for the past five years are as follows:

           Year              Times Inventory Turned
           ----              ----------------------
           1999                      24.5
           1998                      19.6*
           1997                      21.8
           1996                      21.2
           1995                      17.5

            * Inventory turns declined slightly in fiscal 1998 as ADC
              managed its inventory levels to take advantage of anticipated manufacturers' price increases.

By keeping its operating costs down, ADC is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas.

ADC's main office is in Omaha, Nebraska. ADC has seven distribution centers located in Kansas, Missouri (2), Nebraska, North Dakota, South Dakota, and Wyoming. These distribution centers contain a total of approximately 311,100 square feet of floor space and employ state-of-the-art equipment for the efficient distribution of the large and diverse product mix sold by ADC. ADC also operates a fleet of approximately 110 delivery vehicles, ranging from over-the-road vehicles with refrigerated trailers to half-ton vans.


NATURAL FOOD DISTRIBUTION BUSINESS

FFH is a distributor of natural foods and related products serving approximately 1,000 health and natural food retailers in the Southern and Western United States. FFH distributes approximately 15,000 different products consisting of national brands, regional brands, private label and master distribution products including vitamin and mineral supplements, herbal preparations, skin and hair care, dairy and dairy substitutes, frozen foods, general grocery and organic produce. FFH's suppliers number approximately 600 and include well known national brands such as Twin Labs, Schiff Bio Foods, Weider, Hain Pure Foods, Arrowhead Mills, Knudsen, Nature's Way and Health Valley. FFH also markets proprietary brand products under the trade names Healthy Edge and Nutri-Value . The products offered are consumer packages of nuts, seeds, grains, pastas, sweeteners, cereals and snack items.

The Company believes that FFH is positioned to provide unequaled service to independent health and natural food retail stores of all sizes and types. FFH pays particular attention to the ongoing needs of its customers and is forward looking in developing progressive marketing programs such as the Nutri-Value Retailers Association which provides co-operative and preferential buying advantages beyond those generally available through other types of programs offered in the market.

FFH's primary distribution location and main office is located in a 132,000 square foot facility located in Phoenix, Arizona. FFH's distribution subsidiary, U.S. Health Distributors, Inc., operates out of a facility in Melbourne, Florida. In addition, FFH also utilized a cross-dock facility located near Dallas, Texas. FFH operates its own fleet of approximately 20 over-the-road and straight trucks equipped to provide full refrigerated, dry and frozen food service.

RETAIL HEALTH FOOD STORES

FFH's retail health food stores are operated by CNF and HFA as Chamberlin's Market & Cafe ("Chamberlin's") and Akin's Natural Food Market ("Akin's"), respectively. Chamberlin's, which was acquired in March 1999, was first established in 1935, and is an award-winning and highly-acclaimed chain of seven health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, delicatessen items and organic produce. Chamberlin's was selected the best health food chain in the United States by the trade publication Health Foods Business. Chamberlin's is headquartered in Winter Park, Florida and operates all of its stores in and around Orlando, Florida.

Akin's Natural Foods Market, also established in 1935 and headquartered in Tulsa, Oklahoma, is a well-recognized chain of six health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, delicatessen items and organic produce. Akin's has locations in Tulsa (2 stores) and Oklahoma City, Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka, Kansas.

FFH's new retail health food store segment is being organized to utilize the name recognition of the established health food retail chains that are acquired. Both retail chains are unique in their market areas. The Company plans to maintain the local identity of each chain while providing a means to achieve operating synergies leading to cost savings.


ACQUISITIONS

ADC was incorporated in Delaware in 1986 to carry on the business of General Tobacco and Candy Company ("General Tobacco"), a Nebraska corporation which was the predecessor to ADC. Since 1981, the Company has acquired 23 consumer product distributors in the Great Plains, Rocky Mountain and Southern regions of the United States. In June 1993, ADC acquired Sheya Brothers Specialty Beverages, Inc., a beer and "New Age" beverage distribution company. In September 1995, ADC sold the "New Age" beverage business and in October 1996, ADC sold the beer and malt beverage business. In October 1997, ADC purchased the assets of a traditional candy and tobacco distribution company in St. Louis, Missouri, thereby expanding ADC's market area to include eastern Missouri, Illinois and Indiana. In November 1997, ADC purchased all of the outstanding stock of FFH. In November 1998, FFH purchased all of the outstanding stock of U.S. Health Distributors, Inc. In March 1999, FFH purchased all of the outstanding stock of CNF. In September 1999, FFH purchased all of the outstanding stock of HFA.

PRINCIPAL PRODUCTS

CIGARETTES. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending September 30, 1999, 1998, and 1997 are set forth below:

                                           (Dollars in Millions)

                                       Fiscal Year Ended September 30,
                                    ------------------------------------
                                     1999           1998           1997
                                    ------         ------         ------
    Sales                           $251.1         $185.5         $117.6
    Sales as a % of Total Sales       65.1%          63.0%          65.7%
    Gross Margin                    $ 17.0         $ 13.3         $ 10.8
    Gross Margin as a % of Total
     Gross Margin                     40.1%          42.0%          55.2%
    Gross Margin Percentage            6.8%           7.2%           9.2%

Revenues from the sale of cigarettes during fiscal 1999 increased by 35.3% as compared to fiscal 1998, while gross profit from the sale of cigarettes increased by 28.1% during the same period (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Year Ended September 30, 1999 Versus Year Ended September 30, 1998" in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999). Sales of cigarettes represented approximately 65% of the Company's sales volume during fiscal 1999. This represents a 2% increase from the prior year and related primarily to a significant increase in the price of cigarettes during the first quarter of the year.

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

NATURAL FOODS AND RELATED PRODUCTS. Natural foods and related products, which are primarily sold by FFH, CNF and HFA, constitute the Company's second largest-selling product line, representing approximately 12.9% of the Company's total sales volume during fiscal 1999. Sales of natural foods and related products and the gross margin derived therefrom for the fiscal years ending September 30, 1999 and 1998 are set forth below (the Company did not sell natural foods and related products in 1997):

                                       (Dollars in Millions)

                                    Fiscal Year Ended September 30,
                                    -------------------------------
                                          1999           1998
                                         ------         ------
    Sales                                $ 49.6         $ 31.2
    Gross Margin                           13.5            7.7
    Gross Margin Percentage                27.2%          24.8%

CONFECTIONERY. Candy and related confectionery items, which are primarily sold by ADC, constitute the Company's third largest-selling product line, representing approximately 6.2% of the Company's total sales volume during fiscal 1999. Sales of confectionery items and the gross margin derived therefrom for the fiscal years ending September 30, 1999, 1998 and 1997 are set forth below:

                                       (Dollars in Millions)

                                    Fiscal Year Ended September 30,
                                 ------------------------------------
                                  1999           1998           1997
                                 ------         ------         ------
Sales                            $ 30.2         $ 29.3         $ 21.8
Gross Margin                        3.8            3.6            3.0
Gross Margin Percentage            12.6%          12.3%          13.8%

ADC supplies customers with over 1,900 different types of candy and related products, including chocolate bars, cookies, chewing gum, nuts and other snack items. Major brand names include products manufactured by Hershey (Reese's, Kit Kat, and Hershey), Mars (Snickers, M&M's, and Milky Way), William Wrigley and Planters-Lifesavers. The Company also markets its own private label candy under a manufacturing agreement with Palmer Candy Company.

OTHER PRODUCT LINES. Over the past eight years, ADC's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. ADC's other product lines include cigars and other tobacco products, water and other beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food products. During fiscal 1999, ADC's sales of other products increased $6.4 million or 13.2%. During fiscal 1999 the gross profit margin on these types of products was 14.9%.

COMPETITION

Both the traditional and natural food distribution businesses are highly competitive. There are many similar distribution companies operating in the same geographical regions as ADC and FFH. Management believes that ADC is one of the largest distribution companies of its type operating in its market area. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, TX) and regional wholesalers such as Farner-Bocken (Carroll, IA), Merchants Wholesale (Quincy, IL) and Minter-Weisman Co. (Minneapolis, MN) along with a host of smaller grocery and tobacco wholesalers. FFH's principal competitors are national distributors such as Tree of Life and United Natural Foods and regional distributors such as Nature's Best along with numerous smaller specialty distributors of natural products. Most of these competitors generally offer a wide range of products at prices comparable to the Company's. Therefore, the Company seeks to distinguish itself from its competitors by offering a higher level of customer service.

The natural food retail industry is highly fragmented, with more than 9,000 stores operating independently or as part of small chains. The two leading natural food chains, Whole Foods Market and Wild Oats, continue to expand their geographic markets and acquire smaller independent competitors. In addition, conventional supermarkets and mass market outlets have also begun to increase their emphasis on the sale of natural products. Management believes the Company's retail stores separate themselves from other competitors by offering smaller, friendly, community-oriented settings run by people who share a passion for healthy living and natural foods.

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

EMPLOYEES

As of September 30, 1999, the Company had 1,017 full-time and part-time employees in the following areas:

                Managerial                      20
                Administrative                 146
                Sales & Marketing              485
                Warehouse                      265
                Delivery                       101
                                             -----
                  Total Employees            1,017
                                             =====

None of AMCON's employees are subject to any collective bargaining agreements with the Company and management believes its relations with its employees are good.

ITEM 2. PROPERTIES

     The location and approximate square footage of the nine principal distribution centers and 13 retail stores operated by AMCON as of September 30, 1999 are set forth below:

            LOCATION                              SQUARE FEET
            --------                              -----------
     DISTRIBUTION
     ------------
         ADC
        -----
     Bismarck, North Dakota                          28,100
     Casper, Wyoming                                 19,100
     Olathe, Kansas                                   5,000
     Omaha, Nebraska                                 70,300
     Rapid City, South Dakota                        21,600
     Springfield, Missouri                           97,000
     St. Louis, Missouri                             70,000

         FFH
        -----
     Phoenix, Arizona                               132,000
     Melbourne, Florida                              35,000
                                                    -------
         Total Distribution                         478,100
                                                    -------

     RETAIL
     ------
         CNF - Florida                               43,900
         HFA - Kansas, Missouri,
                Nebraska & Oklahoma                  50,800
                                                    -------
         Total Retail                                94,700
                                                    -------
         Total Square Footage                       572,800
                                                    =======

AMCON owns its distribution facility in Bismarck, North Dakota. The Company owned one other building that was subsequent to year end. Each of these facilities is subject to a first mortgage securing borrowings under the Company's revolving credit facility (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Capital Resources" in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999).

AMCON leases its remaining distribution facilities, retail stores, offices and certain equipment under noncancellable operating leases. Leases for the nine distribution facilities and 13 retail stores leased by the Company have terms expiring from 2000 to 2006. Minimum future lease commitments for these properties and equipment total approximately $14.7 million as of September 30, 1999.

Management believes that its existing facilities are adequate for the Company's present level of operations; however, additional cross-dock facilities and retail stores will be required to accommodate the Company's anticipated growth in certain market areas.

AMCON owns a condominium in the Cayman Islands that is uses in furtherance of its business marketing strategies. AMCON acquired a portion of its interest in the condominium from its former parent in 1992 under an agreement that provides that the greater of the first $400,000 of the net gain or one-half of the net gain from the ultimate sale of this property will be allocated to the former parent. See Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 1999.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The Company's day-to-day affairs are managed by its executive officers, who are appointed by the Board of Directors for terms of one year. The Company has entered into employment agreements with Mr. Wright, Ms. Evans and Mr. Fleming, each with a term expiring on December 31, 2001. The executive officers of AMCON are as follows:

      Name                       Age                  Position
      ----                       ---                  --------
William F. Wright                 57         Chairman of the Board, Director

Kathleen M. Evans                 52         President of ADC, Director

Jerry Fleming                     61         President of FFH, Director

Michael D. James                  38         Secretary, Treasurer and
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

KATHLEEN M. EVANS became President of the Company in February 1991. Prior to that time she served as Vice President of AMCON Corporation from 1985 to 1991. From 1978 until 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.

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

MICHAEL D. JAMES became Treasurer and Chief Financial Officer of the Company in June 1994. In November 1997, he assumed the responsibilities of Secretary of the Company. He is a certified public accountant and is responsible for all financial and reporting functions within the Company. Prior to joining AMCON, Mr. James practiced accounting for ten years with the firm of PricewaterhouseCoopers LLP, serving as the senior tax manager of the Omaha, Nebraska office from 1992 until 1994. Mr. James graduated from Kansas State University in 1983.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1999 under the heading "Market for Common Stock" on pages 4 and 5.


ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1999 under the heading "Selected Financial Data" on pages 2 through 4.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

With the exception of the Year 2000 Readiness discussion below, the information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1999 under the heading "Managements Discussion and Analysis" on pages 5 through 14.


YEAR 2000 READINESS

STATE OF READINESS. The Year 2000 computer issue is real and does impact the way the Company's systems perform. In addition, AMCON has business relationships with a number of third parties whose Year 2000 problems could impact the Company. Accordingly, management has recognized the Year 2000 issue as a major management and technology project. A task force has been assembled to review all systems to ensure that they do not malfunction as a result of the Year 2000 issue. The Year 2000 project includes review of internal operating systems and equipment, other internal systems and equipment (such as telephones, copiers and fax machines) and external services and systems that are depended upon to operate the Company's business. In this process, AMCON has both replaced some systems and upgraded others.

AMCON's internal operating system consists of midrange computers which are used for the sales, accounts receivable and inventory systems. With the exception of the accounts receivable system, the software operating on the midrange computers does not generally operate or depend upon any date structure, but rather the day-of-week and week-of-month. Therefore, software risk to the Year 2000 issue is considered low. The remaining accounting systems and other record keeping functions performed by the Company are conducted on personal computers which are connected by a local area network. AMCON has engaged third party computer consultants to review, test and modify the midrange computer hardware and software to ensure they will function correctly after December 31, 1999. All software conversions affiliated with the Year 2000 issue have been completed and management believes that the Year 2000 problems relating to internal operating systems will be resolved without significant operational difficulties. Baseline testing of all Year 2000 converted software is completed and deployment of the converted software is substantially complete. Verification that the converted software is functioning properly will continue through December 31, 1999. However, there can be no assurance that testing and verification will discover all potential Year 2000 problems or that it will not reveal unanticipated material problems with its systems that will need to be resolved. Management has taken steps to ensure that information technology personnel are on site at each location on January 1, 2000 to monitor the systems and make software modifications, if necessary.

Other internal systems have been evaluated by AMCON's own personnel, along with the providers that service and maintain the systems with emphasis placed on critical systems such as telephone systems. Management believes that all of its internal systems are currently Year 2000 compliant.

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

COSTS. Through September 30, 1999, cumulative costs relating directly to Year 2000 issues have totaled approximately $163,000. A portion of the estimated total costs include the cost of existing personnel who have been deployed to work on various phases of the Year 2000 project. These costs do not include system upgrades and replacements that were made in the normal course of business. The deployment of internal resources to the Year 2000 project has not resulted in significant delays to other major technology projects which were planned by the Company. Management estimates that Year 2000 costs to be incurred subsequent to September 30, 1999 will total approximately $30,000 for deployment of Year 2000 converted software.


RISKS. Management believes that AMCON will have successfully addressed the Year 2000 problem before December 31, 1999. Therefore, management believes that the most reasonably likely worst-case scenario will be that one or more of the third parties with which AMCON has a material business relationship will not have successfully dealt with its Year 2000 issues. A critical third party failure (such as telecommunication, utilities or financial institutions) could have a material adverse affect on AMCON by eliminating our ability to order and pay for products from suppliers and receive orders and payments from customers. It is also possible that one or more of the internal operating systems will not function properly and make it difficult to complete routine tasks, such as accounting and other record keeping duties. Based on information currently available, management does not believe there will be any long-term operating system failures. However, AMCON will continue to monitor these issues as part of its Year 2000 project and will concentrate its efforts on minimizing their impact.

CONTINGENCY PLANS. AMCON has not modified any specific contingency plans with respect to internal operating systems. Basic contingency plans are maintained which address short term operating system failure. Management believes these contingency plans will be sufficient to cover possible operating system disruption caused by Year 2000 problems. As AMCON completes deployment of the Year 2000 converted software, these contingency plans will be addressed and modified if necessary. Contingency planning includes, remote dial-up connectivity from remote branches in the event that certain telecommunication services fail to operate, direct faxing of orders to the distribution centers and manual routing. Management currently does not foresee contingency planning in the product receiving, selling, order filling and delivery phases of our business as these areas are very labor intensive. AMCON may be required to perform certain accounting and other record keeping functions manually should a Year 2000 problem become apparent in one or more of those areas. The Company has terminated relationships with third party service providers that were not able to demonstrate that they had successfully resolved their Year 2000 problems in a timely manner. There will inevitably be some third parties who will not have made proper Year 2000 modifications. AMCON's contingency plan only addresses those third parties that are considered critical to its operations.

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



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1999 under the heading "Managements Discussion and Analysis" on pages 5 through 14.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and accompanying notes, together with the report of independent accountants are incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1999 on pages F-1 through F-24. Supplemental financial information is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 1999 under the heading "Selected Quarterly Financial Data" on pages 3 and 4.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Stockholders (the "Proxy Statement") contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company Common Stock. Officers, directors and greater-than-ten-percent shareowners are required by SEC regulation to furnish the Company with copies of such reports received by the 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that, except as set forth below, there was compliance for the fiscal year ended September 30, 1999 with all Section 16(a) filing requirements applicable to the Company officers, directors and greater-than-ten-percent beneficial owners.

During the fiscal year ended September 30, 1999, the Statement of Changes of Beneficial Ownership (Form 4) was filed late for Susan C. Wright, Wendy M. Wright and Mark A. Wright, all greater-than-ten-percent owners of the Company's outstanding Common Stock. However, all transactions with respect to the Common Stock of the Company were reported by these shareholders.



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


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS
       The following financial statements of AMCON Distributing Company are incorporated by reference under Item 8. The Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 is attached as Exhibit 13.
                                                             Reference Page

       Report of Independent Accountants                          F-1
       Consolidated Balance Sheets as of
          September 30, 1999 and 1998                             F-2
       Consolidated Statements of Income for the Years
          Ended September 30, 1999, 1998, and 1997                F-3
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income for the Years Ended
          September 30, 1999, 1998 and 1997                       F-4
       Consolidated Statements of Cash Flows for the
          Years Ended September 30, 1999, 1998 and 1997           F-6

       Notes to Consolidated Financial Statements                 F-7

   (2) FINANCIAL STATEMENT SCHEDULES

       Report of Independent Accountants                          S-1

       Schedule II - Valuation and Qualifying Accounts            S-2


   (3) EXHIBITS

       2.1 Stock Purchase Agreement dated November 3, 1997, between the Company and FFH Holdings, Inc. (incorporated by reference to
             Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on November 25, 1997)

       2.2 Stock Purchase Agreement dated February 24, 1999, between Food For Health Company, Inc. ("FFH"), an Arizona corporation and a wholly-owned subsidiary of AMCON, Chamberlin Natural Foods, Inc.("Chamberlin"), a Florida corporation, Dale C. Bennett, Dale
             C. Bennett as Trustee of the Alice M. Bennett Irrevocable Trust Dated August 8, 1991, Dale C. Bennett as Trustee of the Dale C. Bennett Revocable Trust dated August 8, 1991, Kirk D. Bennett and Chad W. Bennett as Trustees of the Dale C. Bennett Irrevocable Trust No. 1, Chad W. Bennett and Kirk D. Bennett (incorporated by reference to Exhibit 2.2 of AMCON's Quarterly Report on Form 10-Q filed on May 10, 1999)

       2.3 Stock Purchase Agreement dated August 30, 1999, by and among Food For Health Company, Inc., a wholly-owned subsidiary of AMCON Distributing and Health Food Associates, Inc. (incorporated by reference to Exhibit 2.1 of AMCON's Current Report of Form 8-K filed on September 30, 1999)

       3.1 Restated Certificate of Incorporation of the Company, as amended March 19, 1998 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of AMCON's Registration Statement on Form S-1 (Registration
             No. 33-82848) filed on August 15, 1994)

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

       10.2 Amendment No. 1 to Grant of Exclusive Manufacturing Rights, dated October 1, 1998, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Amendment No. 1 To Private Label Manufacturing Agreement and Amendment No. 1 to Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.2 of AMCON's Annual Report on Form 10-K filed on December 24, 1998)

       10.3 Loan Agreement, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.1 of AMCON's Current Report on Form 8-K filed on November 25, 1997)


       10.4 Amended Loan Agreement, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to
             Exhibit 10.5 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.5 Note, dated November 10, 1997, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on November 25, 1997)

       10.6 First Allonge to Note, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to
             Exhibit 10.7 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.7 Loan and Security Agreement, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to
             Exhibit 10.8 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.8 Promissory Note, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.9 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.9 Loan and Security Agreement, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.10 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.10 Promissory Note, dated February 25, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.11 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.11 First Amendment to Loan and Security Agreement, dated November 18, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.11 of AMCON's Quarterly Report on Form 10-Q/A filed on August 5, 1999)

       10.12 First Amendment and Allonge to Promissory Note, dated November 18, 1998, between Food For Health Co., Inc. and LaSalle National Bank (incorporated by reference to Exhibit 10.12 of AMCON's Quarterly Report on Form 10-Q/A filed on August 5, 1999)

       10.13 Unconditional Guarantee, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to
              Exhibit 10.12 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.14 8% Convertible Subordinated Note, dated September 15, 1999 by and between Food For Health Company Inc. and Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.1 of AMCON's Current Report on Form 8-K filed on September 30, 1999)


       10.15 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.16 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to
              Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.17 AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.18 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.19 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit
              10.14 of the Company's Quarterly Report on Form 10-Q filed on August 6, 1998)

       10.20 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit
              10.15 of the Company's Quarterly Report on Form 10-Q filed on August 6, 1998)

       10.21 Employment Agreement, dated May 22, 1998, between the Food For Health Co., Inc. and Jerry Fleming (incorporated by reference to
              Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q filed on August 6, 1998)

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements included in
             Item 13 herein)

       13.1 Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999

       21.0  Subsidiaries of the Company

       23.1  Consent of PricewaterhouseCoopers LLP

       27.0  Financial Data Schedules

(b)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Company during the fourth quarter ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 23rd day of December, 1999.


                                               AMCON DISTRIBUTING COMPANY

                                           By: /s/ Kathleen M. Evans
                                               ----------------------
                                               Kathleen M. Evans, President






Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 23rd day of December, 1999.

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


/s/ J. Tony Howard                       Director
------------------------
J. Tony Howard


/s/ Allen D. Petersen                    Director
------------------------
Allen D. Petersen


/s/ Jerry Fleming                        Director
------------------------
Jerry Fleming


/s/ Timothy R. Pestotnik                 Director
------------------------
Timothy R. Pestotnik


/s/ William R. Hoppner                   Director
------------------------
William R. Hoppner



REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of AMCON Distributing Company:

Our report on the consolidated financial statements of AMCON Distributing Company is included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14 for the years ended September 30, 1999, 1998 and 1997.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PRICEWATERHOUSECOOPERS LLP
Omaha, Nebraska
November 24, 1999


                                      S-1



                              AMCON Distributing Company
                             Financial Statement Schedule


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                         Net
                                                                       Amounts
                           Balance at          Provision    Other   (Written Off)         Balance at
   Description         Beginning of Period     (Benefit)     /1/      Recovered          End of Period
------------------    ---------------------    ---------   -------  -------------    -----------------------
Allowance for
 doubtful accounts    Oct 1, 1996  $195,961     $ 11,357  $      -    $ (1,069)      Sep. 30, 1997  $206,249
                      Oct 1, 1997   206,249      386,630   339,545    (471,671)      Sep. 30, 1998   460,753
                      Oct 1, 1998   460,753      314,720         -     (98,672)      Sep. 30, 1999   676,801

Allowance for
 inventory
 obsolescence         Oct 1, 1996  $      -     $ 30,000   $     -    $      -       Sep. 30, 1997  $ 30,000
                      Oct 1, 1997    30,000      253,864    76,000     (30,000)      Sep. 30, 1998   329,864
                      Oct 1, 1998   329,864            -         -    (253,864)      Sep. 30, 1999    76,000



     /1/ Recorded as a result of the acquisition of Food For Health Co., Inc.



                                      S-2