Form 10-Q
period 1999-12-31
AMCON DISTRIBUTING CO
filed 2000-02-07
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1999

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

                        Yes     X      No
                             -------       -------
The Registrant had 2,736,248 shares of its $.01 par value common stock outstanding as of January 28, 2000, as restated for the 10% stock dividend.



                                                                    Form 10-Q
                                                                   1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Consolidated balance sheets at December 31, 1999
          and at September 30, 1999                                       3

          Consolidated statements of income for the
          three-month periods ended December 31, 1999
          and December 31, 1998                                           4

          Consolidated statements of cash flows for the
          three-month periods ended December 31, 1999
          and December 31, 1998                                           5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     13


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               13




PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              AMCON Distributing Company
                              Consolidated Balance Sheets
                        December 31, 1999 and September 30, 1999
---------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                        December 31,      September 30,
                                                            1999              1999
                                                        ------------      -------------
                  ASSETS
Current assets:
  Cash                                                  $    936,438       $  1,728,042
  Accounts receivable, less allowance for
   doubtful accounts of $777,657 and $676,801             19,830,593         18,345,816
  Inventories                                             24,049,868         23,979,639
  Deferred income taxes                                      709,057            717,022
  Other                                                      770,794          1,000,189
                                                        ------------       ------------
          Total current assets                            46,296,750         45,770,708

Fixed assets, net                                          7,309,840          7,502,927
Investments                                                  592,191            550,691
Other assets                                              15,274,003         14,764,890
                                                        ------------       ------------
                                                        $ 69,472,784       $ 68,589,216
                                                        ============       ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 12,661,474       $ 11,953,546
  Accrued expenses                                         2,356,278          3,173,231
  Accrued wages, salaries and bonuses                        399,042            640,933
  Income taxes payable                                       939,691            283,111
  Dividends payable                                           74,625             49,598
  Current portion of long-term debt                        9,534,190         10,133,393
  Current portion of subordinated debt                       800,000            800,000
                                                        ------------       ------------
          Total current liabilities                       26,765,300         27,033,812
                                                        ------------       ------------

Deferred income taxes                                        724,997            678,455
Other liabilities                                            423,218            423,574
Long-term debt, less current portion                      18,129,919         17,995,432
Subordinated debt, less current portion                    9,200,000          9,200,000
Commitments

Shareholders' equity (as restated):
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 2,731,847 and 2,727,893
    issued, respectively                                      27,318             27,278
  Additional paid-in capital                               4,108,025          4,097,728
  Unrealized gain on investments
    available-for-sale, net of $167,585
    and $149,664 tax                                         260,236            234,299
  Retained earnings                                        9,833,771          8,898,998
                                                        ------------       ------------
                                                          14,229,350         13,258,303
  Less treasury stock, 0 and 97 shares at cost                  (  -)              (360)
                                                        ------------       ------------
          Total shareholders' equity                      14,229,350         13,257,943
                                                        ------------       ------------
                                                        $ 69,472,784       $ 68,589,216
                                                        ============       ============

       The accompanying notes are an integral part of these financial statements




                               AMCON Distributing Company
                            Consolidated Statements of Income
                 for the three months ended December 31, 1999 and 1998
                                       (Unaudited)
----------------------------------------------------------------------------
                                                   1999             1998
                                              -------------     ------------
Sales (including excise taxes
 of $14.5 million and $13.2 million,
 respectively)                                $ 112,043,760     $ 82,308,760

Cost of sales                                    98,085,020       71,662,814
                                              -------------     ------------

     Gross profit                                13,958,740       10,645,946

Selling, general and administrative
 expenses                                        10,967,986        7,542,401
Depreciation and amortization                       629,824          295,468
                                              -------------     ------------
                                                 11,597,810        7,837,869
                                              -------------     ------------

     Income from operations                       2,360,930        2,808,077

Other expense (income):
  Interest expense                                  744,602          446,168
  Other income, net                                  (8,112)         (33,265)
                                              -------------     ------------
                                                    736,490          412,903
                                              -------------     ------------

Income before income taxes                        1,624,440        2,395,174

Income tax expense                                  612,197          951,774
                                              -------------     ------------

Net income                                    $   1,012,243     $  1,443,400
                                              =============     ============

Earnings per share:
  Basic                                       $        0.37     $       0.53
                                              =============     ============
  Diluted                                     $        0.35     $       0.51
                                              =============     ============


Dividends per share                           $        0.03     $       0.02
                                              =============     ============


Weighted average shares outstanding:
  Basic                                           2,728,279        2,727,893
                                              =============     ============
  Diluted                                         2,864,444        2,825,564
                                              =============     ============


The accompanying notes are an integral part of these financial statements.








                           AMCON Distributing Company
                      Consolidated Statements of Cash Flows
                for the three months ended December 31, 1999 and 1998
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                          1999          1998
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 1,012,243    $ 1,443,400
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                         629,824        295,468
    Loss (gain) on sales of fixed assets                    1,130        (33,772)
    Provision for losses on doubtful accounts              65,857        189,894
    Changes in assets and liabilities, net of
     effects from acquisitions:
      Accounts receivable                              (2,200,634)    (2,316,502)
      Inventories                                         224,772     (3,481,817)
      Other current assets                                229,395          1,568
      Other assets                                        (41,630)         9,172
      Accounts payable                                    707,928      2,510,128
      Accrued expenses and accrued wages,
       salaries and bonuses                            (1,058,844)       193,937
      Income taxes payable and deferred taxes             693,166        554,032
                                                      -----------    -----------

  Net cash provided by (used in)
   operating activities                                   263,207       (634,492)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                              (337,211)      (179,761)
  Acquisitions, net of cash acquired                      (75,000)    (1,258,833)
  Proceeds from sales of fixed assets                      83,863         35,100
                                                      -----------    -----------

  Net cash (used in)investing activities                 (328,348)    (1,403,494)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                  -      1,080,000
  Net (payments) proceeds on
   bank credit agreement                                 (349,340)     1,301,622
  Payments on long-term debt and
   and subordinated debt                                 (335,376)      (342,152)
  Dividends paid                                          (49,598)             -
  Proceeds from exercise of stock options                   7,851              -
                                                      -----------    -----------
  Net cash provided by financing activities              (726,463)     2,039,470
                                                      -----------    -----------

Net (decrease) increase in cash                          (791,604)         1,484

Cash, beginning of period                               1,728,042         38,369
                                                      -----------    -----------
Cash, end of period                                   $   936,438    $    39,853
                                                      ===========    ===========


    The accompanying notes are an integral part of these financial statements.





                          AMCON Distributing Company
                    Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of AMCON Distributing Company and subsidiaries ("AMCON" or the "Company") have been prepared on the same basis as the audited financial statements for the year ended September 30, 1999, and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein, such adjustments consist of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 1999, which are included in the Company's Annual Report to Stockholders filed with Form 10-K.
Results for the interim period are not necessarily indicative of results to be expected for the entire year.


2.  INVENTORIES:

Inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers. Effective in fiscal 1999, the Company changed the method of accounting for inventory from the first-in, first-out ("FIFO") method to the last-in, first-out ("LIFO") method. LIFO inventories at December 31, 1999 were approximately $2.1 million less than the amount of such inventories valued on a FIFO basis.


3.  STOCK DIVIDEND:

In December 1999, the Board of Directors of the Company declared a special 10% stock dividend payable on February 8, 2000 to shareholders of record on January 25, 2000. The effect of the special 10% stock dividend has been retroactively applied to the balance sheet as of December 31, 1999. The appropriate capital accounts and earnings per share information have been adjusted to reflect the stock dividend in the first quarter ended December 31, 1999. Additionally, the stock dividend has been reflected retroactively in the earnings per share calculation for the quarter ended December 31, 1998 and the capital accounts at September 30, 1999.


4.  EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.


                                    For the three-month period ended December, 31,
                                    -------------------------------------------------
                                                   1999                         1998
                                        -------------------------     -------------------------
                                           Basic        Diluted          Basic        Diluted
                                        -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding, as restated      2,728,279     2,728,279       2,727,990     2,727,990

2.  Weighted average treasury
     shares outstanding                           -             -             (97)          (97)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock              -       136,165               -        97,671
                                        -----------   -----------     -----------   -----------

4.  Weighted average number of
     shares outstanding                   2,728,279     2,864,444       2,727,893     2,825,564
                                        ===========   ===========     ===========   ===========

5.  Net income                          $ 1,012,243   $ 1,012,243     $ 1,443,400   $ 1,443,400
                                        ===========   ===========     ===========   ===========

6.  Earnings per share                  $      0.37   $      0.35     $      0.53   $      0.51
                                        ===========   ===========     ===========   ===========

In December 1999 the Board of Directors increased the quarterly cash dividend from $0.02 to $0.03 per share and declared a special 10% stock dividend.


5.  COMPREHENSIVE INCOME:

The following is a reconciliation of net income per the accompanying consolidated statements of income to comprehensive income for the periods indicated:

                                                   For the three-month
                                                period ended December, 31,
                                               -----------------------------
                                                   1999            1998
                                               -----------     -----------
Net income                                     $ 1,012,243     $ 1,443,400
Other comprehensive income:
 Unrealized holding gains (losses)from
  investments arising during the period,
  net of income taxes of $15,563 and
  $52,602, respectively.                            25,937          82,274
                                               -----------     -----------
Comprehensive income                           $ 1,038,180     $ 1,525,674
                                               ===========     ===========


6.  BUSINESS SEGMENTS:

AMCON operates within two business segments; the wholesale distribution of consumer products by AMCON Distributing Company and Food For Health Co., Inc. and the retail sale of health and natural food products by Chamberlin's Natural Food Products, Inc. (d/b/a Chamberlin's Market and Cafe) and Health Food Associates, Inc. (d/b/a Akin's Natural Foods Market). The business units within each segment are evaluated on revenues, operating income and income before taxes and extraordinary items.

                                    Wholesale
                                   Distribution      Retail      Consolidated
                                   -------------   -----------   -------------
Quarter ended December 31, 1999:
External revenues:
 Cigarettes                        $  70,165,211   $         -   $  70,165,211
 Health food                          11,427,664     8,277,509      19,705,173
 Confectionery                         7,328,608             -       7,328,608
 Tobacco, beverage & other            14,844,768             -      14,844,768
                                   -------------   -----------   -------------
  Total external revenues            103,766,251     8,277,509     112,043,760

Intersegment sales:
 Health food                           1,338,523             -       1,338,523
                                   -------------   -----------   -------------
  Total intersegment sales             1,338,523             -       1,338,523

Depreciation and amortization            316,983       312,841         629,824
Operating income                       1,647,304       713,626       2,360,930
Interest expense                         370,149       374,453         744,602
Income before taxes                    1,285,267       339,173       1,624,440
Total assets                          49,760,475    19,712,309      69,472,784
Capital expenditures                     224,669       112,542         337,211


Quarter ended December 31, 1998:
External revenues:
Cigarettes                         $  53,923,807   $         -      53,923,807
 Health food                           9,404,031             -       9,404,031
 Confectionery                         6,779,574             -       6,779,574
 Tobacco, beverage & other            12,201,348             -      12,201,348
                                   -------------   -----------   -------------
  Total external revenues             82,308,760             -      82,308,760

Intersegment sales                             -             -               -

Depreciation and amortization            295,468             -         295,468
Operating Income                       2,808,077             -       2,808,077
Interest expense                         446,168             -         446,168
Income before taxes                    2,395,174             -       2,395,174
Total assets                          48,504,417             -      48,504,417
Capital expenditures                     179,761             -         179,761


Intersegment sales are at cost plus a nominal markup and are eliminated in the consolidated statements of income. The retail segment was acquired in the third and fourth quarters of fiscal 1999, therefore no segment information is presented for the retail segment in first quarter of fiscal 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month periods ended December 31, 1999 and December 31, 1998

Sales for the three months ended December 31, 1999 increased 36.1% to $112.0 million, compared to $82.3 million for the first quarter in prior fiscal year. Sales increase by business segment is as follows:

    Wholesale distribution         $ 21.4 million
    Retail health food stores         8.3 million
                                   ------
                                   $ 29.7 million
                                   ======

Sales from the traditional distribution business increased by $19.4 million during the first quarter over the first quarter in the prior year as follows:
Cigarette sales increased approximately $16.2 million over the first quarter in the prior year (approximately $14.8 million was due to significant price increases in the prior fiscal year and approximately $1.4 million was due to increased volume). Sales of tobacco, confectionery and other products increased by $3.2 million primarily due to increased volume. Sales from the natural foods distribution business, Food For Health, Co. Inc. ("FFH") increased by $2.0 million, primarily due to the acquisition of a Florida natural foods distributor in the middle of the first quarter of fiscal 1999. Sales of $8.3 million from the retail health food stores, Chamberlin's Market & Cafe and Akin's Natural Foods Market, represent new sales for the quarter since the retail segment was purchased in the third and fourth quarters of fiscal 1999.

Gross profit increased 31.1% to $14.0 million for the three months ended December 31, 1999 from $10.6 million over the same period during the prior year. Gross profit as a percent of sales declined to 12.4% for the quarter ended December 31, 1999 compared to 12.9% for the quarter ended December 31, 1998. Gross profit by business segment is as follows (dollars in millions):

                                               Quarter ended
                                                December 31,
                                              ----------------    Incr/
                                               1999      1998     (Decr)
                                              ------    ------    -----
    Wholesale distribution (recurring)        $ 10.3    $  8.5    $ 1.8
    Wholesale distribution (nonrecurring)        0.0       2.1     (2.1)
    Retail health food stores                    3.7       n/a      3.7
                                              ------    ------    -----
                                              $ 14.0    $ 10.6    $ 3.4
                                              ======    ======    =====

The increase in gross profit was primarily the result of $3.7 million in gross profit generated by the retail health food stores, which were acquired in the third and fourth quarters of fiscal 1999. Gross profit generated by the recurring traditional and natural foods distribution businesses increased by $1.8 million. However, in the first quarter of fiscal 1999, the traditional distribution business generated $2.1 million in nonrecurring gross profits due to managing inventory levels prior to a significant increase in cigarette prices. The cigarette price increase resulted from a settlement that was reached between the major tobacco manufacturers and the various states that had filed liability suits against the industry. Price increases of the magnitude experienced in November 1998 are rare and the profits generated by this event were not expected to, nor did they, recur in the first quarter of the current fiscal year. The reduction in the gross profit percentage was also primarily attributable to the substantial cigarette price increase during the first quarter of the prior year. The Company expects profit margins to remain at current levels for the remainder of the fiscal year.

Since 1993, sales of the Company's private label cigarettes have steadily declined. This trend is primarily due to the price differential between premium and major generic brands, including the Company's brand. Although gross profit derived from the sale of the Company's private label cigarettes was slightly greater in the first quarter ended December 31, 1999 than the same period of the prior year, primarily due to additional manufacturers incentives received by the Company in the first quarter to assist promotional efforts, management anticipates the volume of the Company's private label cigarettes will continue to decline over the next few years. The rate of decline is expected to be lower than in prior years; however, gross profit from the sale of private label cigarettes could decrease by up to $300,000 in fiscal 2000.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 48.0% or $3.8 million to $11.6 million for the quarter ended December 31, 1999 compared to the same period in the prior fiscal year. The increase was primarily due to expenses associated with the retail health food stores which accounted for $3.0 million of the increase in operating expenses. The retail health food stores were acquired in the third and fourth quarters of fiscal 1999; therefore, there were no operating expenses associated with this business segment in the first quarter of the prior year. As a percentage of sales, total operating expense increased to 10.4% from 9.5% during the same period in the prior year. This increase is primarily due to operating costs incurred by the retail health food business during the period. Operating expenses incurred by this business segment are approximately 35% of sales compared to 8% incurred by the wholesale distribution business.

As a result of the above, income from operations for the quarter ended December 31, 1999 decreased by $447,000 or 15.9% to $2,360,930.

Interest expense for the three months ended December 31, 1999 increased 66.9% to $745,000 compared to $446,000 during the same period in the prior year. The increase was primarily due to interest expense attributable to the debt incurred to purchase the retail health food stores in fiscal 1999. Interest expense associated with this acquisition debt was approximately $374,000, or $75,000 more than the total increase in interest expense for the period.

Other income for the three months ended December 31, 1999 of $8,000 was generated primarily by the gain or loss associated with the sale of fixed assets, royalty payments, and dividends received on investment securities. Other income for the three months ended December 31, 1998 of $33,000 was generated from similar activities.

As a result of the above factors, net income during the three months ended December 31, 1999 was $1,012,243 compared to $1,443,400 for the three months ended December 31, 1998.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1999, the Company's distribution and retail businesses operate in very competitive markets. Pressure on profit margins continue to affect both large and small distributors and expansion by large natural food retail chains intensifies competition in the Company's natural food retail markets. This business climate subjects operating income to a number of factors which are beyond the control of management, such as competing retail stores opening in close proximity to the Company's retail stores and changes in manufacturers' cigarette pricing which affects the market for generic and private label cigarettes. While the Company sells a diversified product line, it remains dependent upon cigarette sales which represented approximately 63% of its
revenue and 34% of its gross margin in the first quarter of fiscal 2000.   The
Company continuously evaluates steps it may take to improve net income in future periods, including further acquisitions of other distributing companies and retail stores in similar business lines and further sales of assets that are no longer essential to its primary business activities such as investments in equity securities.

Investments in equity securities at December 31, 1999 and September 30, 1999, respectively, consisted primarily of 83,000 shares of Consolidated Water Company Limited ("CWC"), a public company which is listed on NASDAQ. The Company's basis in the securities is $151,000 and the fair market value of the securities was $581,000 and $540,000 on December 31, 1999 and September 30, 1999, respectively. The unrealized gain on CWC shares was approximately $430,000 and $389,000 on December 31, 1999 and September 30, 1999,
respectively. In January 2000, the Company sold 5,000 shares of CWC. The realized gain associated with the sale was approximately $23,000. The fair market value of the CWC shares held on January 28, 2000 was $507,000.

YEAR 2000 READINESS

STATE OF READINESS. The Company did not experience any significant Year 2000 problems and did not incur any down time as a result of the Year 2000 issue. The Company was operating under normal conditions on the first business day after January 1, 2000.

COSTS. Through December 31, 1999, cumulative costs relating directly to Year 2000 issues totaled approximately $190,000. A portion of the total costs included the cost of existing personnel who were deployed to work on various phases of the Year 2000 project. These costs do not include system upgrades and replacements that were made in the normal course of business. The deployment of internal resources to the Year 2000 project did not result in significant delays to other major technology projects which were planned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1999, the Company utilized cash flow in operating activities to finance increases in accounts receivable which resulted primarily from new business, to pay bonuses, and to satisfy other accrued expenses. Cash was provided by operating activities due to increases in accounts payable resulting from the Company taking advantage of holiday payment terms offered by manufacturers and due to the first quarter estimated tax payment being due after quarter end. Cash was utilized in investing activities during the three month period ended December 31, 1999 primarily for capital expenditures which totaled $337,000. Cash was utilized in financing activities to reduce the revolving credit facilities and long-term debt and for payment of dividends to stockholders.

The Company had working capital of approximately $19.5 million as of December 31, 1999 compared to $18.7 million as of September 30, 1999. The Company's debt to equity ratio was 3.89 to 1 at December 31, 1999 compared to 4.17 at September 30, 1999.


The Company maintains two revolving credit facilities, the AMCON Distributing Company revolving credit facility (the "Facility") and the FFH revolving credit facility (the "FFH Facility"). The Facility was amended in September 1999 to increase the primary borrowing limit from $20 million to $25 million and remove the additional $10 million facility which was collateralized by specific inventory. The Facility allows the Company to borrow up to $25 million at any time, subject to eligible accounts receivable and inventory requirements, and provides for an additional $1.5 million facility to be used for transportation equipment purchases. The Facility bears interest at the bank's base rate ("Prime") less 0.5% or LIBOR plus 1.75%, as selected by the Company. As of December 31, 1999, the Company had borrowed approximately $16.3 million under the Facility. The Facility is collateralized by all equipment, general intangibles, inventories and accounts receivable, and with a first mortgage on the owned distribution center. The Facility expires on February 25, 2002.

The FFH Facility was amended in November 1999 to increase the amount provided for maximum borrowings from $6 million to $8 million. Borrowings under the FFH Facility are collateralized by the assets of FFH and are guaranteed by the Company. Amounts under the FFH Facility bear interest at Prime less 0.5% or LIBOR plus 2.0%, as selected by FFH. A commitment fee of .25% of the annual average unutilized amount of the commitment is required. As of December 31, 1999, FFH had borrowed approximately $7.0 million under the FFH Facility. The FFH Facility expires on February 25, 2002.

The FFH Facility contains covenants which, among other things, set forth certain financial ratios and net worth requirements which adjust semiannually or annually as specified in the FFH Facility. As of December 31, 1999, FFH was not in compliance with several of its financial ratios due to the acquisition of Health Food Associates, Inc. ("HFA")in September 1999.
However, FFH received waivers from the lender for these covenant violations at December 31, 1999.

The Company has an outstanding term loan from a bank which was used to finance the purchase of the common stock of FFH (the "Acquisition Loan"). The Acquisition Loan has a term of five years, bears interest at Prime less 0.5% or LIBOR plus 1.75%, as selected by the Company and requires monthly payments equal to accrued interest plus principal payments of $85,096, which began in August 1998. As of December 31, 1999, the outstanding balance of the Acquisition Loan was $3.0 million.

FFH has an outstanding term loan from a bank which was used to finance the purchase of a Florida natural foods distributor in November 1998 (the "Term Loan"). The Term Loan bears interest at Prime less 0.5%, required payments of interest only for the first six months and monthly principal payments for the term of the loan. The Term Loan is collateralized by the assets of FFH. As of September 30, 1999, the outstanding balance of the Term Loan was $954,000.

In September, 1999, FFH utilized borrowings under an 8% Convertible Subordinated Note (the "Convertible Note") and under a Collateralized Subordinated Promissory Note (the "Collateralized Note"), in addition to borrowing under the Facility, to purchase all of the common stock of HFA. Funding for the acquisition was provided as follows: $4.0 million through borrowings under the Facility; $2.0 million through borrowings under the Convertible Note; and $8.0 million through borrowings under the Collateralized Note.

Both the Convertible Note and the Collateralized Note have five-year terms and bear interest at 8% per annum. Principal on the Convertible Note is due in a single payment at maturity. Principal on the Collateralized Note is payable in installments of $800,000 per year with the balance due at maturity. The Collateralized Note is collateralized by a pledge of the stock of HFA. The principal balance of the Convertible Note may be converted into stock of FFH under circumstances set forth in the Convertible Note. As of December 31, 1999, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $8.0 million, respectively.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the Facility and the FFH Facility, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable future working capital and capital expenditure requirements.

CONCERNING FORWARD LOOKING STATEMENTS

This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements: changing market conditions with regard to cigarettes and the demand for the Company's products, domestic regulatory risks, competitive and other risks over which the Company has little or no control. Any changes in such factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk relates primarily to its investment in the common stock of Consolidated Water Company, a public company traded on the Nasdaq National Market system, and for changes in interest rates to its long-term obligations. At December 31, 1999, the Company held 83,000 shares of common stock of Consolidated Water Company valued at $581,000. The Company values this investment at market and records price fluctuations in equity as unrealized gain or loss on investments. At December 31, 1999, the Company had $27.4 million of variable rate debt outstanding, with maturities through May 2004. The interest rates on this debt ranged from 7.10% to 8.00% at December 31, 1999. The Company has the ability to select the bases on which its variable interest rates are calculated and may select an interest rate based on its lender's base interest rate or based on LIBOR. This provides management with some control of the Company's variable interest rate risk. The Company estimates that its annual cash flow exposure relating to interest rate risk based on its current borrowings is approximately $171,000 for each 1% change in its lenders prime interest rate or LIBOR, as applicable.

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

       27.0  Financial Data Schedules



(b)    REPORTS ON FORM 8-K

       The Company filed a current report on Form 8-K on September 30, 1999 under Item 2 regarding the acquisition of Health Food Associates, Inc.




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     February 7, 2000        Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     February 7, 2000        Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer