Form 10-Q
period 2000-03-31
AMCON DISTRIBUTING CO
filed 2000-05-08
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

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

The Registrant had 2,737,337 shares of its $.01 par value common stock outstanding as of April 30, 2000.



                                                                    Form 10-Q
                                                                   2nd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at March 31, 2000
          and at September 30, 1999                                       3

          Statements of income for the three and six-month
          periods ended March 31, 2000 and March 31, 1999                 4

          Statements of cash flows for the six-month periods
          ended March 31, 2000 and March 31, 1999                         5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     15


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                               16




PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              AMCON Distributing Company
                              Consolidated Balance Sheets
                        March 31, 2000 and September 30, 1999
---------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                         March  31,       September 30,
                                                            2000              1999
                                                        ------------      -------------
                  ASSETS
Current assets:
  Cash                                                  $  1,538,861       $  1,728,042
  Accounts receivable, less allowance for
   doubtful accounts of $878,506 and $676,801             17,674,659         18,345,816
  Inventories                                             23,609,615         23,979,639
  Deferred income taxes                                      761,281            717,022
  Other                                                      780,528          1,000,189
                                                        ------------       ------------
          Total current assets                            44,364,944         45,770,708

Fixed assets, net                                          7,086,087          7,502,927
Investments                                                  495,687            550,691
Other assets                                              15,156,580         14,764,890
                                                        ------------       ------------
                                                        $ 67,103,298       $ 68,589,216
                                                        ============       ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 12,860,442       $ 11,953,546
  Accrued expenses                                         2,579,176          3,173,231
  Accrued wages, salaries and bonuses                        410,747            640,933
  Income taxes payable                                       482,178            283,111
  Dividends payable                                           82,120             51,297
  Current portion of long-term debt                        8,827,828         10,133,393
  Current portion of subordinated debt                       800,000            800,000
                                                        ------------       ------------
          Total current liabilities                       26,042,491         27,035,511
                                                        ------------       ------------

Deferred income taxes                                        717,919            678,455
Other liabilities                                            523,279            423,574
Long-term debt, less current portion                      15,296,135         17,995,432
Subordinated debt, less current portion                    9,200,000          9,200,000
Commitments

Shareholders' equity (as restated):
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 2,737,337 and 2,727,656
    issued, respectively                                      27,373             27,276
  Additional paid-in capital                               4,121,667          4,101,629
  Unrealized gain on investments
    available-for-sale, net of $133,434
    and $149,664 tax                                         219,973            234,299
  Retained earnings                                       10,954,461          8,893,400
                                                        ------------       ------------
                                                          15,323,474         13,256,604
  Less treasury stock, 0 and 102 shares at cost                 (  -)              (360)
                                                        ------------       ------------
          Total shareholders' equity                      15,323,474         13,256,244
                                                        ------------       ------------
                                                        $ 67,103,298       $ 68,589,216
                                                        ============       ============

       The accompanying notes are an integral part of these financial statements




                               AMCON Distributing Company
                            Consolidated Statements of Income
             for the three and six-months ended March 31, 2000 and 1999
                                       (Unaudited)
------------------------------------------------------------------------------------
                                       For the three months           For the six months
                                         ended March 31                 ended March 31
                                     --------------------------    ---------------------------
                                         2000           1999           2000            1999
                                     ------------   -----------    -------------   -----------
Sales (including excise taxes
 of $14.3 million and $12.6 million,
 and $28.8 million and $25.9
 million, respectively)              $111,736,115   $90,039,560     $223,779,875   $172,348,320
Cost of sales                          97,021,255    80,686,423      195,106,275    152,349,237
                                     ------------   -----------     ------------   ------------
     Gross profit                      14,714,860     9,353,137       28,673,600     19,999,083

Selling, general and
 administrative  expenses              11,431,108     7,355,628       22,399,094     14,898,029
Depreciation and amortization             679,355       305,253        1,309,179        600,721
                                     ------------   -----------     ------------   ------------
                                       12,110,463     7,660,881       23,708,273     15,498,750
                                     ------------   -----------     ------------   ------------

   Income from operations               2,604,397     1,692,256        4,965,327      4,500,333

Other expense (income):
  Interest expense                        819,069       379,072        1,563,671        825,240
  Other expense (income), net            (108,241)     (111,995)        (116,353)      (145,260)
                                     ------------   -----------     ------------   ------------
                                          710,828       267,077        1,447,318        679,980
                                     ------------   -----------     ------------   ------------

Income before income taxes              1,893,569     1,425,179        3,518,009      3,820,353

Income tax expense                        687,815       563,733        1,300,012      1,515,507
                                     ------------   -----------     ------------   ------------

Net income                           $  1,205,754   $   861,446     $  2,217,997   $  2,304,846
                                     ============   ===========     ============   ============

Earnings share
  Basic                              $       0.44   $      0.32     $       0.81   $       0.84
                                     ============   ===========     ============   ============
  Diluted                            $       0.42   $      0.30     $       0.77   $       0.82
                                     ============   ===========     ============   ============

Weighted average shares
 outstanding:
  Basic                                 2,736,481     2,727,662        2,732,264      2,727,662
                                     ============   ===========     ============   ============
  Diluted                               2,864,775     2,828,387        2,864,526      2,826,769
                                     ============   ===========     ============   ============



 The accompanying notes are an integral part of these financial statements.







                           AMCON Distributing Company
                      Consolidated Statements of Cash Flows
                for the six months ended March 31, 2000 and 1999
                                   (Unaudited)
------------------------------------------------------------------------------------
                                                              2000          1999
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 2,217,997    $ 2,304,846
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                           1,309,179        665,959
    Gain on sales of fixed assets and securities              (48,466)       (39,022)
    Provision for losses on doubtful accounts                 269,705        204,591
    Changes in assets and liabilities, net of
     effects from acquisitions:
      Accounts receivable                                     991,312       (968,100)
      Inventories                                             370,024     (1,037,515)
      Other current assets                                   (331,465)        14,082
      Other assets                                           (784,686)       (12,757)
      Accounts payable                                      1,170,958      2,129,558
      Accrued expenses and accrued wages,
        salaries, and bonuses                              (1,253,544)       139,621
      Income taxes payable and deferred taxes                 212,860        (48,685)
                                                          -----------    -----------

  Net cash provided by operating activities                 4,123,874      3,352,578
                                                          -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                  (592,337)      (378,617)
  Acquisitions, net of cash acquired                                -     (1,258,836)
  Proceeds from sales of fixed assets                         124,863         38,600
  Proceeds from sale of available for sale securities          38,690              -
                                                          -----------    -----------

  Net cash used in investing activities                      (428,784)    (1,598,853)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                      -      1,080,000
  Net (payments) proceeds on bank credit agreement         (3,330,522)    (1,939,819)
  Payments on long-term debt                                 (448,129)      (767,501)
  Dividends paid                                             (125,921)       (99,200)
  Proceeds from exercise of stock options                      20,301              -
                                                          -----------    -----------

  Net cash used in financing activities                    (3,884,271)    (1,726,520)
                                                          -----------    -----------


Net increase (decrease)in cash                               (189,181)        27,205

Cash, beginning of period                                   1,728,042         38,369
                                                          -----------    -----------

Cash, end of period                                       $ 1,538,861    $    65,574
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

AMCON's fiscal second quarters ended on March 24, 2000 and March 26,1999, respectively. For convenience, the fiscal quarters have been indicated as March 31 and each of AMCON's fiscal first and second quarters were comprised of 13 weeks.

2.  INVENTORIES:

Inventories consist of finished products purchased in bulk quantities by the wholesale distribution business to be redistributed to the Company's retail customers and finished products purchased by the retail health food stores to be sold to consumer. Effective in fiscal 1999, the Company changed the method of accounting for inventory from the first-in, first-out ("FIFO") method to the last-in, first-out ("LIFO") method. LIFO inventories at March 31, 2000 were approximately $2.1 million less than the amount of such inventories valued on a FIFO basis.


3.  STOCK DIVIDEND:

In December 1999, the Board of Directors of the Company declared a special 10% stock dividend paid on February 8, 2000 to shareholders of record on January 25, 2000. The effect of the special 10% stock dividend has been reflected retroactively in the earnings per share calculation for the quarter ended March 31, 1999 and the capital accounts at September 30, 1999.


4.  EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.

                                      For the three-month period ended March, 31,
                                    ------------------------------------------------
                                                   2000                        1999
                                        -------------------------    -------------------------
                                           Basic        Diluted         Basic        Diluted
                                        -----------   -----------    -----------   -----------
1.  Weighted average common
     shares outstanding                   2,736,481     2,736,481      2,727,759     2,727,759

2.  Weighted average treasury
     shares outstanding                           -             -            (97)          (97)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock              -       128,294              -       100,725
                                        -----------   -----------    -----------   -----------

4.  Weighted average number of
     shares outstanding                   2,736,481     2,864,775      2,727,662     2,828,387
                                        ===========   ===========    ===========   ===========

5.  Net income                          $ 1,205,754   $ 1,205,754    $   861,446    $  861,446
                                        ===========   ===========    ===========   ===========

6.  Earnings per share                  $      0.44   $      0.42    $      0.32    $     0.30
                                        ===========   ===========    ===========   ===========


                                      For the six-month period ended March, 31,
                                    ------------------------------------------------
                                                   2000                        1999
                                        -------------------------    -------------------------
                                           Basic         Diluted        Basic        Diluted
                                        -----------   -----------    -----------   -----------
1.  Weighted average common
     shares outstanding                   2,732,310     2,732,310      2,727,759     2,727,759

2.  Weighted average treasury
     shares outstanding                         (46)          (46)           (97)          (97)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock              -       132,262              -        99,107
                                        -----------   -----------    -----------   -----------

4.  Weighted average number of
     shares outstanding                   2,732,264     2,864,526      2,727,662     2,826,769
                                        ===========   ===========    ===========   ===========

5.  Net income                          $ 2,217,997   $ 2,217,997    $ 2,304,846   $ 2,304,846
                                        ===========   ===========    ===========   ===========

6.  Earnings per share                  $      0.81   $      0.77    $      0.84   $      0.82
                                        ===========   ===========    ===========   ===========

In December 1999 the Board of Directors increased the quarterly cash dividend from $0.02 to $0.03 per share and declared a special 10% stock dividend.



5.  COMPREHENSIVE INCOME:

The following is a reconciliation of net income per the accompanying consolidated statements of income to comprehensive income for the periods indicated:

                                      For the three months          For the six months
                                        ended March 31                ended March 31
                                    -------------------------    -------------------------
                                        2000          1999          2000           1999
                                    -----------   -----------    -----------   -----------
Net income                          $ 1,205,754   $   861,446    $ 2,217,997   $ 2,304,846
Other comprehensive income:
 Unrealized holding gain (losses)
  from investments arising during
  the period, net of income taxes
  of ($22,229), ($32,370), ($6,666)
  and $20,232, respectively             (21,083)      (50,631)         4,854        31,643
                                    -----------   -----------    -----------   -----------
Comprehensive income                $ 1,184,671   $   810,815    $ 2,222,851   $ 2,336,489
                                    ===========   ===========    ===========   ===========


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

                                    Wholesale
                                   Distribution       Retail      Consolidated
                                   -------------   ------------   -------------
Quarter ended March 31, 2000:
External revenues                  $ 103,199,185   $  8,536,930   $ 111,736,115
Intersegment sales                     2,228,322              -       2,228,322
Income before taxes                    1,519,520        374,049       1,893,569
Total assets                          46,396,947     20,706,351      67,103,298

Quarter ended March 31, 1999:
External revenues                  $  90,039 560   $          -   $  90,039,560
Intersegment sales                             -              -               -
Income before taxes                    1,425,179              -       1,425,179
Total assets                          44,747,899              -      44,747,899

Six months ended March 31, 2000:
External revenues                  $ 206,965,436   $ 16,814,439   $ 223,779,875
Intersegment sales                     3,566,845              -       3,566,845
Income before taxes                    2,804,787        713,222       3,518,009
Total assets                          46,396,947     20,706,351      67,103,298

Six months ended March 31, 1999:
External revenues                  $ 172,348,320   $          -   $ 172,348,320
Intersegment sales                             -              -               -
Income before taxes                    3,820,353              -       3,820,353
Total assets                          44,747,899              -      44,747,899


Intersegment sales are at cost plus a nominal markup and are eliminated in the consolidated statements of income. The retail segment was acquired in the third and fourth quarters of fiscal 1999, therefore no segment information is presented for the retail segment in first six months of fiscal 1999.


8.  SUBSEQUENT EVENTS:

In April 2000, the Company sold its interest in a condominium in the Cayman Islands and resolved an intellectual property matter associated with a trademark. The gain associated with these events was $1,133,000, net-of-tax and related expenses, or $0.43 per diluted share, and will be reflected in the Company's third quarter results for the three and nine-month periods ending June 30, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and six-month periods ended March 31, 2000 and March 31, 1999

Sales for the three months ended March 31, 2000 increased 24.1% to $111.7 million, compared to $90.0 million for the second quarter in prior fiscal year. Sales increase by business segment is as follows:

    Wholesale distribution         $ 13.2 million
    Retail health food stores         8.5 million
                                   ------
                                   $ 21.7 million
                                   ======

Sales from the traditional distribution business increased by $12.6 million during the second quarter over the second quarter in the prior year as follows: Cigarette sales increased approximately $10.7 million over the second quarter in the prior year (approximately $6.7 million was due to
significant price increases and approximately $4.0    million was due to
increased volume). Sales of tobacco, confectionery and other products increased by $1.9 million primarily due to increased volume. Sales from the natural foods distribution business, Food For Health, Co. Inc. ("FFH") increased by $0.6 million. Sales of $8.5 million from the retail health food stores, Chamberlin's Market & Cafe and Akin's Natural Foods Market, represent new sales for the quarter since the retail segment was purchased in the third and fourth quarters of fiscal 1999.

Sales for the six months ended March 31, 2000 increased 29.8% to $223.8 million, compared to $172.3 million for the same period in prior fiscal year. Sales increase by business segment is as follows:

    Wholesale distribution         $ 34.6 million
    Retail health food stores        16.8 million
                                   ------
                                   $ 51.4 million
                                   ======

Sales from the traditional distribution business increased by $32.0 million for the six months ended March 31, 2000 as compared to the same period in the prior year as follows: Cigarette sales increased approximately $27.0 million over the prior year (approximately $21.6 million was due to significant price increases and the balance was due to increased volume). Sales of non-
cigarette products increased by $5.0    million primarily due to increased
volume. Sales from the health and natural foods distribution business increased by $2.6 million. This increase was primarily due to the acquisition of a Florida natural foods distributor in the middle of the first quarter of fiscal 1999. Sales of $16.8 million from the retail health food stores, Chamberlin's Market & Cafe and Akin's Natural Foods Market, represent new sales for the six months ended March 31, 2000 since the retail segment was purchased in the third and fourth quarters of fiscal 1999.

Gross profit increased 57.3% to $14.7 million for the three months ended March 31, 2000 from $9.4 million over the same period during the prior year. Gross profit as a percent of sales increased to 13.2% for the quarter ended March 31, 2000 compared to 10.4% for the quarter ended March 31, 1999. Gross profit by business segment for the second quarter is as follows (dollars in millions):

                                               Quarter ended
                                                 March 31,
                                              ----------------     Incr/
                                               2000      1999     (Decr)
                                              ------    ------    ------
    Wholesale distribution (recurring)        $ 10.3    $  7.8    $  2.5
    Wholesale distribution (nonrecurring)        0.7       1.6      (0.9)
    Retail health food stores                    3.7       n/a       3.7
                                              ------    ------    ------
                                              $ 14.7    $  9.4    $  5.3
                                              ======    ======    ======

The increases in gross profit and gross profit percentage were primarily the result of $3.7 million in gross profit generated by the retail health food stores, which were acquired in the third and fourth quarters of fiscal 1999. Profit margins generated by the retail food stores are typically 43-45% compared to profit margins of 10-11% generated by the distribution segment. Gross profit generated by the recurring traditional and natural foods distribution businesses increased by $2.5 million. However, in the second quarter of fiscal 2000, the traditional distribution business experienced a decline of $0.9 million in gross profit, as compared to the same period of the prior year, due to nonrecurring cigarette price increases. Although manufacturers increased the price of cigarette in both fiscal 1999 and 2000, management considers gross profits derived from such increases as nonrecurring since they occur on an irregular basis.

Gross profit increased 43.4% to $28.7 million for the six months ended March 31, 2000 from $20.0 million over the same period during the prior year. Gross profit as a percent of sales increased to 12.8% for the period compared to
11.6 % for the six months ended March 31, 1999. Gross profit by business segment for the six months ended march 31, 2000 is as follows (dollars in millions):

                                              Six months ended
                                                 March 31,
                                              ----------------     Incr/
                                               2000      1999     (Decr)
                                              ------    ------    ------
    Wholesale distribution (recurring)        $ 20.6    $ 16.3    $  4.3
    Wholesale distribution (nonrecurring)        0.7       3.7      (3.0)
    Retail health food stores                    7.4       n/a       7.4
                                              ------    ------    ------
                                              $ 28.7    $ 20.0    $  8.7
                                              ======    ======    ======

The increases in gross profit and gross profit percentage were primarily attributable to $7.4 million in gross profit generated by the retail health food stores, which were acquired in the third and fourth quarters of fiscal 1999. Profit margins generated by the retail food stores are typically 43-45% compared to profit margins of 10-12% generated by the distribution segment. Gross profit generated by the recurring traditional and natural foods distribution businesses increased by $4.3 million due to additional sales generated by the segment. However, for the first six months of fiscal 2000, the traditional distribution business experienced a decline of $3.0 million in gross profit, as compared to the same period of the prior year, due to nonrecurring cigarette price increases. A significant cigarette price increase was implemented by cigarette manufacturers in the first quarter of fiscal 1999 as the result of a settlement that was reached between the major tobacco manufacturers and the various states that had filed liability suits against the industry. Price increases of the magnitude experienced in November 1998 are rare and the profits generated by this event are not expected to recur on a regular basis. Although manufacturers increased the price of cigarettes again in the second quarter of fiscal 2000, management considers gross profits derived from such increases as nonrecurring since they occur on an irregular and unpredictable basis. The Company expects profit margins to remain at current levels for the remainder of the fiscal year.

Sales of the Company's private label cigarettes declined steadily from 1993 through 1999 primarily due to the price differential between premium and major generic brands. The rate of decline in private label cigarette sales has slowed in fiscal 2000 and gross profit derived from such sales increased slightly in both the three and six-months ended March 31, 2000 as compared to the prior year. Management expects the gross profit derived from the sale of its private label cigarettes to remain at current levels for the remainder of fiscal 2000.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 58.1% or $4.4 million to $12.1 million for the second quarter ended March 31, 2000 compared to the same period in the prior fiscal year. The increase was primarily due to expenses associated with the retail health food stores which accounted for $3.3 million of the increase in operating expenses. The retail health food stores were acquired in the third and fourth quarters of fiscal 1999; therefore, there were no operating expenses associated with this business segment in the second quarter of the prior year. As a percentage of sales, total operating expense increased to 10.8% from 8.5% during the same period in the prior year. This increase is primarily due to operating costs incurred by the retail health food business during the period. Operating expenses incurred by this business segment are approximately 35% of sales compared to 9% incurred by the wholesale distribution business.

For the six-month period ended March 31, 2000, total operating expense increased 53.0% or $8.2 million to $23.7 million compared to the same period in fiscal 1999. The increase was primarily due to expenses associated with the retail health food stores which accounted for $5.9 million of the increase in operating expenses. The retail health food stores were acquired in the third and fourth quarters of fiscal 1999; therefore, there were no operating expenses associated with this business segment in the first six months of the prior fiscal year. As a percentage of sales, total operating expense increased to 10.6% from 9.0% during the same period in the prior year. This increase is primarily due to operating costs incurred by the retail health food business during the period. Operating expenses incurred by this business segment are approximately 35% of sales compared to 9% incurred by the wholesale distribution business.

As a result of the above, income from operations for the second quarter ended March 31, 2000 increased by $912,000 or 53.9% to $2,604,000. Income from operations for the six-month period ended March 31, 2000 increased $465,000 to $5.0 million.

Interest expense for the three months ended March 31, 2000 increased 116.1% to $819,000 compared to $379,000 during the same period in the prior year. Interest expense for the six-month period ended March 31, 2000 increased 89.5% to $1.6 million compared to $825,000 during the prior year. The increase was primarily due to interest expense attributable to the debt incurred to purchase the retail health food stores in fiscal 1999. Interest expense associated with this acquisition debt was approximately $372,000 and $745,000 for the three and six-months periods ended March 31, 2000, respectively.
Other income for the three and six-month periods ended March 31, 2000 of $108,000 and $116,000, respectively, was generated by gains associated with the sale of fixed assets and marketable securities, royalty payments and dividends received on investment securities. Other income for the three months ended March 31, 1999 of $112,000 was generated from royalty payments, rent income, gains on sales of fixed assets and proceeds from miscellaneous industry promotions. Other income for the six months ended March 31, 1999 of $145,000 was generated from similar activities.

As a result of the above factors, net income during the three months ended March 31, 2000 was $1,206,000 compared to $861,000 for the three months ended March 31, 1999. Net income during the six months ended March 31, 2000 was $2,218,000 compared to $2,305,000 for the first six months of the prior year.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1999, the Company's distribution and retail businesses operate in very competitive markets. Pressure on profit margins continue to affect both large and small distributors and expansion by large natural food retail chains intensifies competition in the Company's natural food retail markets. This business climate subjects operating income to a number of factors which are beyond the control of management, such as competing retail stores opening in close proximity to the Company's retail stores and changes in manufacturers' cigarette pricing which affects the market for generic and private label cigarettes. While the Company sells a diversified product line, it remains dependent upon cigarette sales which represented approximately 63% of its revenue and 32% of its gross margin in the first six months of fiscal 2000. The Company continuously evaluates steps it may take to improve net income in future periods, including further acquisitions of other distributing companies and retail stores in similar business lines and further sales of assets that are no longer essential to its primary business activities such as investments in equity securities.

Investments in equity securities at March 31, 2000 and September 30, 1999, respectively, consisted primarily of 77,000 and 83,000 shares of Consolidated Water Company Limited ("CWC"), a public company which is listed on NASDAQ,. During the second quarter ended March 31, 2000, the Company sold 6,000 shares of CWC and realized a gain of $27,800. The Company's basis in the remaining securities is $140,000 and the fair market value of the securities was $496,000 and $540,000 on March 31, 2000 and September 30, 1999, respectively. The unrealized gain on CWC shares was approximately $356,000 and $389,000 on March 31, 2000 and September 30, 1999, respectively. In April 2000, the Company sold an additional 2,000 shares of CWC. The realized gain associated with the sale was approximately $10,000. The fair market value of the CWC shares held on April 30, 2000 was $469,000.

In April 2000, the Company sold its interest in a condominium in the Cayman Islands and resolved an intellectual property matter associated with a trademark. The gain associated with these events was $1,133,000, net-of-tax and related expenses, and will be reflected in the Company's third quarter results for the three and nine-month periods ending June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2000, the Company utilized cash flow in operating activities to pay bonuses and satisfy other accrued expenses. Cash was provided by operating activities through reductions in accounts receivable and inventories as business typically slows during the winter months. Cash was utilized in investing activities during the six-month period ended March 31, 2000 primarily to fund purchases of fixed assets. Cash was utilized in financing activities to reduce borrowings on the Company's revolving lines of credit and to satisfy current long-term debt obligations.

The Company had working capital of approximately $18.3 million as of March 31, 2000 compared to $18.7 million as of September 30, 1999. The Company's debt to equity ratio was 3.38 to 1 at March 31, 2000 compared to 4.17 at September 30, 1999. The decrease was due to a reduction in the amount borrowed under the Company's revolving credit facility.

The Company maintains two revolving credit facilities, the AMCON Distributing Company revolving credit facility (the "Facility") and the FFH revolving credit facility (the "FFH Facility"). The Facility was amended in September 1999 to increase the primary borrowing limit from $20 million to $25 million and remove the additional $10 million facility which was collateralized by specific inventory. The Facility allows the Company to borrow up to $25 million at any time, subject to eligible accounts receivable and inventory requirements, and provides for an additional $1.5 million facility to be used for transportation equipment purchases. The Facility bears interest at the bank's base rate ("Prime") less 0.5% or LIBOR plus 1.75%, as selected by the Company. As of March 31, 2000, the Company had borrowed approximately $14.6 million under the Facility. The Facility is collateralized by all equipment, general intangibles, inventories and accounts receivable, and with a first mortgage on the owned distribution center. The Facility expires on February 25, 2002.

The FFH Facility was amended in November 1999 to increase the amount provided for maximum borrowings from $6 million to $8 million. Borrowings under the FFH Facility are collateralized by the assets of FFH and are guaranteed by the Company. Amounts under the FFH Facility bear interest at Prime less 0.5% or LIBOR plus 2.0%, as selected by FFH. A commitment fee of .25% of the annual average unutilized amount of the commitment is required. As of March 31, 2000, FFH had borrowed approximately $5.6 million under the FFH Facility. The FFH Facility expires on February 25, 2002.

The FFH Facility contains covenants which, among other things, set forth certain financial ratios and net worth requirements which adjust semiannually or annually as specified in the FFH Facility. As of March 31, 2000, FFH was not in compliance with several of its financial ratios due to the acquisition of Health Food Associates, Inc. ("HFA")in September 1999.

The Company has an outstanding term loan from a bank which was used to finance the purchase of the common stock of FFH (the "Acquisition Loan"). The Acquisition Loan has a term of five years, bears interest at Prime less 0.5% or LIBOR plus 1.75%, as selected by the Company and requires monthly payments equal to accrued interest plus principal payments of $85,096, which began in August 1998. As of March 31, 2000, the outstanding balance of the Acquisition Loan was $2.7 million.

FFH has an outstanding term loan from a bank which was used to finance the purchase of a Florida natural foods distributor in November 1998 (the "Term Loan"). The Term Loan bears interest at Prime less 0.5%, required payments of interest only for the first six months and monthly principal payments for the term of the loan. The Term Loan is collateralized by the assets of FFH. As of March 31, 2000, the outstanding balance of the Term Loan was $900,000.

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

Both the Convertible Note and the Collateralized Note have five-year terms and bear interest at 8% per annum. Principal on the Convertible Note is due in a single payment at maturity. Principal on the Collateralized Note is payable in installments of $800,000 per year with the balance due at maturity. The Collateralized Note is collateralized by a pledge of the stock of HFA. The principal balance of the Convertible Note may be converted into stock of FFH under circumstances set forth in the Convertible Note. As of March 31, 2000, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $8.0 million, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk relates primarily to its investment in the common stock of Consolidated Water Company (formerly Cayman Water Company), a public company traded on the Nasdaq National Market system, and for changes in interest rates to its long-term obligations. At March 31, 2000, the Company held 77,000 shares of common stock of Consolidated Water Company valued at $496,000. The Company values this investment at market and records price fluctuations in equity as unrealized gain or loss on investments. At March 31, 2000, the Company had $23.8 million of variable rate debt outstanding, with maturities through May 2004. The interest rates on this debt ranged from 7.69% to 8.50% at March 31, 2000. The Company has the ability to select the base on which its variable interest rates are calculated and may select an interest rate based on its lender's prime interest rate or based on LIBOR. This provides management with some control of the Company's variable interest rate risk. The Company estimates that its annual cash flow exposure relating to interest rate risk based on its current borrowings is approximately $150,000 for each 1% change in its lender's prime interest rate or LIBOR, as applicable.

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

       27.0  Financial Data Schedules

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     May 8, 2000             Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     May 8, 2000             Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer