Form 10-Q
period 2000-06-30
AMCON DISTRIBUTING CO
filed 2000-08-04
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

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

The Registrant had 2,737,331 shares of its $.01 par value common stock outstanding as of July 31, 2000.



                                                                    Form 10-Q
                                                                   3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Balance sheets at June 30, 2000
          and at September 30, 1999                                       3

          Statements of income for the three and nine-month
          periods ended June 30, 2000 and June 30, 1999                   4

          Statements of cash flows for the nine-month periods
          ended June 30, 2000 and June 30, 1999                           5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     15


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                               16




PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              AMCON Distributing Company
                              Consolidated Balance Sheets
                        June 30, 2000 and September 30, 1999
---------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                          June 30,        September 30,
                                                            2000              1999
                                                        ------------      -------------
                  ASSETS
Current assets:
  Cash                                                  $    805,047     $    1,728,042
  Accounts receivable, less allowance for
   doubtful accounts of $774,458 and $676,801             18,814,136         18,345,816
  Inventories                                             26,277,365         23,979,639
  Deferred income taxes                                      852,210            717,022
  Other                                                      550,984          1,000,189
                                                        ------------       ------------
          Total current assets                            47,299,742         45,770,708

Fixed assets, net                                          6,155,449          7,502,927
Investments                                                  490,000            550,691
Other assets                                              14,881,630         14,764,890
                                                        ------------       ------------
                                                        $ 68,826,821       $ 68,589,216
                                                        ============       ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 12,842,988       $ 11,953,546
  Accrued expenses                                         3,315,867          3,173,231
  Accrued wages, salaries and bonuses                      1,009,294            640,933
  Income taxes payable                                       578,653            283,111
  Dividends payable                                           82,120             51,297
  Current portion of long-term debt                        8,776,158         10,133,393
  Current portion of subordinated debt                       800,000            800,000
                                                        ------------       ------------
          Total current liabilities                       27,405,080         27,035,511
                                                        ------------       ------------

Deferred income taxes                                        768,639            678,455
Other liabilities                                            504,677            423,574
Long-term debt, less current portion                      14,322,127         17,995,432
Subordinated debt, less current portion                    9,200,000          9,200,000

Shareholders' equity (as restated):
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 2,737,337 and 2,727,656
    issued, respectively                                      27,373             27,276
  Additional paid-in capital                               4,121,667          4,101,629
  Unrealized gain on investments
    available-for-sale, net of $136,069
    and $149,664 tax                                         224,366            234,299
  Retained earnings                                       12,252,931          8,893,400
                                                        ------------       ------------
                                                          16,626,337         13,256,604
  Less treasury stock, 6 and 102 shares at cost                 ( 39)              (360)
                                                        ------------       ------------
          Total shareholders' equity                      16,626,298         13,256,244
                                                        ------------       ------------
                                                        $ 68,826,821       $ 68,589,216
                                                        ============       ============

       The accompanying notes are an integral part of these financial statements




                               AMCON Distributing Company
                            Consolidated Statements of Income
             for the three and nine-months ended June 30, 2000 and 1999
                                       (Unaudited)
------------------------------------------------------------------------------------
                                       For the three months            For the nine months
                                          ended June 30,                  ended June 30
                                     --------------------------    ---------------------------
                                         2000           1999           2000            1999
                                     ------------   -----------    -------------   -----------
Sales (including excise taxes
 of $18.8 million and $14.7 million,
 and $52.1 million and $41.7
 million, respectively)              $115,884,327  $103,650,576     $339,664,202   $275,998,896
Cost of sales                         102,876,013    92,985,488      297,982,288    245,334,725
                                     ------------   -----------     ------------   ------------
     Gross profit                      13,008,314    10,665,088       41,681,914     30,664,171

Selling, general and
 administrative  expenses              11,295,876     8,449,417       33,694,970     23,347,446
Depreciation and amortization             733,598       452,401        2,042,777      1,053,122
                                     ------------   -----------     ------------   ------------
                                       12,029,474     8,901,818       35,737,747     24,400,568
                                     ------------   -----------     ------------   ------------

   Income from operations                 978,840     1,763,270        5,944,167      6,263,603

Other expense (income):
  Interest expense                        679,939       409,504        2,243,610      1,234,745
  Other expense (income), net          (1,876,193)       (6,404)      (1,992,546)      (151,666)
                                     ------------   -----------     ------------   ------------
                                       (1,196,254)      403,100          251,064      1,083,079
                                     ------------   -----------     ------------   ------------

Income before income taxes              2,175,094     1,360,170        5,693,103      5,180,524

Income tax expense                        794,503       510,127        2,094,515      2,025,633
                                     ------------   -----------     ------------   ------------

Net income                           $  1,380,591   $   850,043     $  3,598,588   $  3,154,891
                                     ============   ===========     ============   ============

Earnings share
  Basic                              $       0.50   $      0.31     $       1.32   $       1.16
                                     ============   ===========     ============   ============
  Diluted                            $       0.49   $      0.30     $       1.26   $       1.12
                                     ============   ===========     ============   ============

Weighted average shares
 outstanding:
  Basic                                 2,737,333     2,727,662        2,733,954      2,727,662
                                     ============   ===========     ============   ============
  Diluted                               2,845,101     2,837,968        2,858,725      2,829,081
                                     ============   ===========     ============   ============



 The accompanying notes are an integral part of these financial statements.







                           AMCON Distributing Company
                      Consolidated Statements of Cash Flows
                for the nine months ended June 30, 2000 and 1999
                                   (Unaudited)
------------------------------------------------------------------------------------
                                                              2000          1999
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 3,598,588    $ 3,154,891
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                           2,042,777      1,082,970
    Gain on sales of fixed assets and securities           (1,263,417)       (40,772)
    Provision for losses on doubtful accounts                  62,659        197,554
    Changes in assets and liabilities, net of
     effects from acquisitions:
      Accounts receivable                                    (599,867)    (2,371,556)
      Inventories                                          (2,297,726)      (818,906)
      Other current assets                                    (95,830)       (23,510)
      Other assets                                           (196,791)        13,705
      Accounts payable                                      1,227,324      2,532,527
      Accrued expenses and accrued wages,
        salaries, and bonuses                                  41,928        159,999
      Income taxes payable and deferred taxes                 266,491       (165,303)
                                                          -----------    -----------

  Net cash provided by operating activities                 2,786,136      3,721,599
                                                          -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                  (754,695)      (491,837)
  Acquisitions, net of cash acquired                                -     (3,411,450)
  Proceeds from sales of fixed assets                       1,945,413         46,830
  Proceeds from sale of available for sale securities          92,260              -
                                                          -----------    -----------

  Net cash provided by (used in) investing activities       1,282,978     (3,856,457)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                      -      1,080,000
  Net (payments) proceeds on bank credit agreement         (4,015,709)     2,997,695
  Payments on long-term debt                                 (788,620)    (3,533,799)
  Dividends paid                                             (208,042)       (99,200)
  Proceeds from exercise of stock options                      19,941              -
  Purchase of treasury stock                                      321           -
                                                          -----------    -----------

  Net cash provided by (used in) financing activities      (4,992,109)       444,696
                                                          -----------    -----------


Net increase (decrease)in cash                               (922,995)       309,838

Cash, beginning of period                                   1,728,042         38,369
                                                          -----------    -----------

Cash, end of period                                       $   805,047    $   348,207
                                                          ===========    ===========


    The accompanying notes are an integral part of these financial statements.



                          AMCON Distributing Company
                    Notes to Consolidated Financial Statements
                           June 30, 2000 and 1999
------------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of AMCON Distributing Company and subsidiaries ("AMCON" or the "Company") have been prepared on the same basis as the audited financial statements for the year ended September 30, 1999, and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended September 30, 1999, which are included in the Company's Annual Report to Stockholders filed with Form 10-K. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

AMCON's fiscal third quarters ended on June 23, 2000 and June 25, 1999, respectively. For convenience, the fiscal quarters have been indicated as June 30 and each of AMCON's fiscal first, second and third quarters were comprised of 13 weeks.

2.  INVENTORIES:

Inventories consist of finished products purchased in bulk quantities by the wholesale distribution business to be redistributed to the Company's retail customers and finished products purchased by the retail health food stores to be sold to consumers. Effective in fiscal 1999, the Company changed the method of accounting for inventory from the first-in, first-out ("FIFO") method to the last-in, first-out ("LIFO") method. LIFO inventories at June 30, 2000 were approximately $2.2 million less than the amount of such inventories valued on a FIFO basis.


3.  STOCK DIVIDEND:

In December 1999, the Board of Directors of the Company declared a special 10% stock dividend paid on February 8, 2000 to shareholders of record on January 25, 2000. The effect of the special 10% stock dividend has been reflected retroactively in the earnings per share calculation for the quarter ended June 30, 1999 and the capital accounts at September 30, 1999.


4.  EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.

                                        For the three-month period ended June 30,
                                    ------------------------------------------------
                                                   2000                        1999
                                        -------------------------    -------------------------
                                           Basic        Diluted         Basic        Diluted
                                        -----------   -----------    -----------   -----------
1.  Weighted average common
     shares outstanding                   2,737,337     2,737,337      2,727,759     2,727,759

2.  Weighted average treasury
     shares outstanding                          (4)           (4)           (97)          (97)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock              -       107,768              -       110,306
                                        -----------   -----------    -----------   -----------

4.  Weighted average number of
     shares outstanding                   2,737,333     2,845,101      2,727,662     2,837,968
                                        ===========   ===========    ===========   ===========

5.  Net income                          $ 1,380,591   $ 1,380,591    $   850,043    $  850,043
                                        ===========   ===========    ===========   ===========

6.  Earnings per share                  $      0.50   $      0.49    $      0.31    $     0.30
                                        ===========   ===========    ===========   ===========


                                        For the nine-month period ended June 30,
                                    ------------------------------------------------
                                                   2000                        1999
                                        -------------------------    -------------------------
                                           Basic         Diluted        Basic        Diluted
                                        -----------   -----------    -----------   -----------
1.  Weighted average common
     shares outstanding                   2,733,955     2,733,955      2,727,759     2,727,759

2.  Weighted average treasury
     shares outstanding                          (1)           (1)           (97)          (97)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock              -       124,771              -       101,419
                                        -----------   -----------    -----------   -----------

4.  Weighted average number of
     shares outstanding                   2,733,954     2,858,725      2,727,662     2,829,081
                                        ===========   ===========    ===========   ===========

5.  Net income                          $ 3,598,588   $ 3,598,588    $ 3,154,890   $ 3,154,890
                                        ===========   ===========    ===========   ===========

6.  Earnings per share                  $      1.32   $      1.26    $      1.16   $      1.12
                                        ===========   ===========    ===========   ===========

In December 1999 the Board of Directors increased the quarterly cash dividend from $0.02 to $0.03 per share and declared a special 10% stock dividend.


5.  COMPREHENSIVE INCOME:

The following is a reconciliation of net income per the accompanying consolidated statements of income to comprehensive income for the periods indicated:

                                      For the three months          For the nine months
                                         ended June 30                 ended June 30
                                    -------------------------    -------------------------
                                        2000          1999          2000           1999
                                    -----------   -----------    -----------   -----------
Net income                          $ 1,380,591   $   850,043    $ 3,598,588   $ 3,154,891
Other comprehensive income:
 Unrealized holding gain (losses)
  from investments arising during
  the period, net of income taxes
  of $17,956, $24,277, $19,783
  and $44,509, respectively              29,926        37,973         32,971        69,616
 Less reclassification adjustments
  for gains included in net income      (25,533)            -        (42,904)            -
                                    -----------   -----------    -----------   -----------
Comprehensive income                $ 1,384,984   $   888,016    $ 3,588,655   $ 3,224,507
                                    ===========   ===========    ===========   ===========


6.  BUSINESS SEGMENTS:

AMCON operates within two business segments:the wholesale distribution of consumer products by AMCON Distributing Company and Food For Health Co., Inc. and the retail sale of health and natural food products by Chamberlin's Natural Food Products, Inc. (d/b/a Chamberlin's Market and Cafe) and Health Food Associates, Inc. (d/b/a Akin's Natural Foods Market). The business units within each segment are evaluated on revenues, operating income and income before taxes and extraordinary items.

                                    Wholesale
                                   Distribution       Retail      Consolidated
                                   -------------   ------------   -------------
Quarter ended June 30, 2000:
External revenues                  $ 107,508,493   $  8,375,834   $ 115,884,327
Intersegment sales                     2,168,946              -       2,168,946
Income (loss) before taxes             2,399,651       (224,557)      2,175,094
Total assets                          48,861,047     19,965,774      68,826,821

Quarter ended June 30, 1999:
External revenues                  $ 100,483,841   $  3,166,735   $ 103,650,576
Intersegment sales                             -              -               -
Income before taxes                    1,327,375         32,795       1,360,170
Total assets                          44,751,185      5,659,995      50,411,180

Nine months ended June 30, 2000:
External revenues                  $ 314,473,929   $ 25,190,273   $ 339,664,202
Intersegment sales                     5,735,791              -       5,735,791
Income before taxes                    5,204,438        488,665       5,693,103
Total assets                          48,861,047     19,965,774      68,826,821

Nine months ended June 30, 1999:
External revenues                  $ 272,832,161   $  3,166,735   $ 275,998,896
Intersegment sales                             -              -               -
Income before taxes                    5,147,729         32,795       5,180,524
Total assets                          44,751,185      5,659,995      50,411,180


Intersegment sales are at cost plus a nominal markup and are eliminated in the consolidated statements of income. The retail segment was acquired in the third and fourth quarters of fiscal 1999; therefore no segment information is presented for the retail segment in first six months of fiscal 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month and nine-month periods ended June 30, 2000 and June 30, 1999

Sales for the three months ended June 30, 2000 increased 11.8% to$115.9 million, compared to $103.7 million for the third quarter in prior fiscal year. Sales increase by business segment is as follows:

    Wholesale distribution         $  7.0 million
    Retail health food stores         5.2 million
                                   ------
                                   $ 12.2 million
                                   ======

Sales from the traditional distribution business increased by $8.0 million during the third quarter over the third quarter in the prior year as follows:
Cigarette sales increased approximately $6.5 million over the third quarter in the prior year (approximately $3.0 million was due to price increases and approximately $3.5 million was due to increased volume). Sales of tobacco, confectionery and other products increased by $1.5 million primarily due to increased volume. Sales from the natural foods distribution business, Food For Health, Co. Inc. ("FFH"), decreased by $1.0 million primarily due to the loss of several significant customers who either were acquired or implemented an internal distribution system. The increase in sales from the retail health food stores, Chamberlin's Market & Cafe and Akin's Natural Foods Market, is related primarily to Akin's Natural Foods Market, which was acquired in the fourth quarter of fiscal 1999 and whose sales represent new sales for the quarter.

Sales for the nine months ended June 30, 2000 increased 23.1% to $339.7 million, compared to $276.0 million for the same period in prior fiscal year. Sales increase by business segment is as follows:

    Wholesale distribution         $ 41.7 million
    Retail health food stores        22.0 million
                                   ------
                                   $ 63.7 million
                                   ======

Sales from the traditional distribution business increased by $40.1 million for the nine months ended June 30, 2000 as compared to the same period in the prior year as follows: Cigarette sales increased approximately $33.5 million over the prior year (approximately $24.6 million was due to price increases and the balance was due to increased volume). Sales of non-cigarette products increased by $6.6 million primarily due to increased volume. Sales from the health and natural foods distribution business increased by $1.6 million.
This increase was primarily due to the acquisition of a Florida natural foods distributor in the middle of the first quarter of fiscal 1999. The increase in sales of $22.0 million from the retail health food stores, Chamberlin's Market & Cafe and Akin's Natural Foods Market, is primarily due to new sales generated since the retail segment was purchased in the third and fourth quarters of fiscal 1999.




Gross profit increased 22.0% to $13.0 million for the three months ended June 30, 2000 from $10.7 million over the same period during the prior year. Gross profit as a percent of sales increased to 11.2% for the quarter ended June 30, 2000 compared to 10.3% for the quarter ended June 30, 1999. Gross profit by business segment for the third quarter is as follows (dollars in millions):

                                               Quarter ended
                                                  June 30,
                                              ----------------     Incr/
                                               2000      1999     (Decr)
                                              ------    ------    ------
    Wholesale distribution                    $  9.7    $  9.4    $   .3
    Retail health food stores                    3.3       1.3       2.0
                                              ------    ------    ------
                                              $ 13.0    $ 10.7    $  2.3
                                              ======    ======    ======

The increases in gross profit and gross profit percentage were primarily the result of $3.3 million in gross profit generated by the retail health food stores, which were acquired in the third and fourth quarters of fiscal 1999. Profit margins generated by the retail food stores are typically 40-45% compared to profit margins of 9-11% generated by the distribution segment.

Gross profit increased 35.9% to $41.7 million for the nine months ended June 30, 2000 from $30.7 million over the same period during the prior year. Gross profit as a percent of sales increased to 12.3% for the period compared to
11.1 % for the nine months ended June 30, 1999. Gross profit by business segment for the nine months ended June 30, 2000 is as follows (dollars in millions):

                                              Nine months ended
                                                  June 30,
                                              -----------------     Incr/
                                               2000       1999     (Decr)
                                              ------     ------    ------
    Wholesale distribution (recurring)        $ 30.3     $ 25.7    $  4.6
    Wholesale distribution (nonrecurring)        0.7        3.7      (3.0)
    Retail health food stores                   10.7        1.3       9.4
                                              ------     ------    ------
                                              $ 41.7     $ 30.7    $ 11.0
                                              ======     ======    ======

The increases in gross profit and gross profit percentage were primarily attributable to $10.7 million in gross profit generated by the retail health food stores, which were acquired in the third and fourth quarters of fiscal 1999. Profit margins generated by the retail food stores are typically 40-45% compared to profit margins of 9-11% generated by the distribution segment. Gross profit generated by the recurring traditional and natural foods distribution businesses increased by $4.6 million due to additional sales generated by the segment. However, for the first nine months of fiscal 2000, the traditional distribution business experienced a decrease of $3.0 million in gross profit, as compared to the same period of the prior year, due to the absence of cigarette price increases of the magnitude of which occurred in the prior year. A significant cigarette price increase was implemented by cigarette manufacturers in the first quarter of fiscal 1999 as the result of a settlement that was reached between the major tobacco manufacturers and the various states that had filed liability suits against the industry. Price increases of the magnitude experienced in November 1998 are rare and the profits generated by this event are not expected to recur on a regular basis. Although manufacturers increased the price of cigarettes again in the second quarter and early fourth quarter of fiscal 2000, management considers gross profits derived from such increases as nonrecurring since they occur on an irregular and unpredictable basis.

Sales of the Company's private label cigarettes declined steadily from 1993 through 1999 primarily due to the price differential between premium and major generic brands. The rate of decline in private label cigarette sales has slowed in fiscal 2000 and gross profit derived from such sales increased slightly in both the three and nine-months ended June 30, 2000 as compared to the prior year. Management expects the gross profit derived from the sale of its private label cigarettes to remain at current levels for the remainder of fiscal 2000.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 35.1% or $3.1 million to $12.0 million for the third quarter ended June 30, 2000 compared to the same period in the prior fiscal year. The increase was primarily due to expenses associated with the retail health food stores which accounted for $2.0 million of the increase in operating expenses. The retail health food stores were acquired in the third and fourth quarters of fiscal 1999 and incurred $1.1 million in operating costs in the third quarter of the prior year. Operating expenses incurred by the distribution segment increased by $1.1 primarily due to increased labor costs in the distribution centers resulting from tight labor markets, an increase in fuel and other delivery expenses and additional administrative costs associated with development of new retail business opportunities. As a percentage of sales, total operating expense increased to 10.4% from 8.6% during the same period in the prior year. This increase is primarily due to operating costs incurred by the retail health food business during the period. Operating expenses incurred by this business segment were approximately 38.0% of sales compared to 8.2% incurred by the wholesale distribution business.

For the nine-month period ended June 30, 2000, total operating expense increased 46.5% or $11.3 million to $35.7 million compared to the same period in fiscal 1999. The increase was primarily due to expenses associated with the retail health food stores which accounted for $8.0 million of the increase in operating expenses. The retail health food stores were acquired in the third and fourth quarters of fiscal 1999; therefore, there were no operating expenses associated with this business segment in the first six months of the prior fiscal year. Operating expenses incurred by the distribution segment increased by $3.3 primarily due to increased labor costs in the distribution centers resulting from tight labor markets, an increase in fuel and other delivery expenses, and additional administrative costs associated with development of new retail business opportunities. As a percentage of sales, total operating expense increased to 10.5% from 8.8% during the same period in the prior year. This increase is primarily due to operating costs incurred by the retail health food business during the period. Operating expenses incurred by this business segment were approximately 36.1% of sales compared to 8.5% incurred by the wholesale distribution business.

As a result of the above, income from operations for the third quarter ended June 30, 2000 decreased by $784,000 or 44.5% to $978,000. Income from operations for the nine-month period ended June 30, 2000 decreased $319,000 or 5.1% to $5,944,000.

Interest expense for the three months ended June 30, 2000 increased 66.0% to $680,000 compared to $410,000 during the same period in the prior year. Interest expense for the nine-month period ended June 30, 2000 increased 81.7% to $2.2 million compared to $1.2 million during the prior year. The increase was primarily due to interest expense attributable to the debt incurred to purchase the retail health food stores in fiscal 1999. Interest expense associated with this acquisition debt was approximately $395,000 and $1,150,000 for the three and nine-months periods ended June 30, 2000, respectively, compared to $94,000 in both periods of the prior year. Interest expense associated with the Company's operating lines of credit decreased approximately $30,000 and $47,000, for the three and nine-month periods ended June 30, 2000, as compared to the same periods in the prior year. The decrease was primarily attributable to reductions to the revolving credit balances from the proceeds of the sale of the Company's interest in a condominium.

Other income for the three and nine-month periods ended June 30, 2000 of $1.9 and $2.0 million, respectively, was generated primarily by $1.9 million in gains associated with the sale of the Company's interest in a condominium and resolution of an intellectual property matter involving a trademark. Sale of fixed assets and marketable securities, royalty payments and dividends received on investment securities were also included in other income. Other income for the three months ended June 30, 1999 of $6,400 was generated from royalty payments and gains on sales of fixed assets. Other income for the nine months ended June 30, 1999 of $152,000 was generated from similar activities and dividends received on investment securities.

As a result of the above factors, net income during the three months ended June 30, 2000 was $1,381,000 compared to $850,000 for the three months ended June 30, 1999. Net income during the nine months ended June 30, 2000 was $3,599,000 compared to $3,155,000 for the first nine months of the prior year.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1999, the Company's distribution and retail businesses operate in very competitive markets. Pressure on profit margins continues to affect both large and small distributors and expansion by large natural food retail chains intensifies competition in the Company's natural food retail markets. This business climate subjects operating income to a number of factors which are beyond the control of management, such as competing retail stores opening in close proximity to the Company's retail stores, acquisition of the Company's retail customers by other retail chains who are not customers and changes in manufacturers' cigarette pricing which affects the market for generic and private label cigarettes.

While the Company sells a diversified product line, it remains dependent upon cigarette sales which represented approximately 63% of its revenue and 35% of
its gross margin in the first nine months of fiscal 2000.   The Company
continuously evaluates steps it may take to improve net income in future periods, including further acquisitions of other distributing companies and retail stores in similar business lines and further sales of assets that are no longer essential to its primary business activities such as investments in equity securities.

Investments in equity securities at June 30, 2000 and September 30, 1999, respectively, consisted of 70,000 and 83,000 shares of Consolidated Water
Company Limited ("CWC"), a public company which is listed on NASDAQ,.   During
the third quarter ended June 30, 2000, the Company sold 7,000 shares of CWC and realized a gain of $40,800. The Company's basis in the remaining securities is $127,000 and the fair market value of the securities was $490,000 and $540,000 on June 30, 2000 and September 30, 1999, respectively. The unrealized gain on CWC shares was approximately $363,000 and $389,000 on June 30, 2000 and September 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2000, the Company utilized cash flow in operating activities to build inventory, pay bonuses and satisfy other accrued expenses. Cash was provided by operating activities through increases in accounts payable to finance inventory. During the nine-month period ended June 30, 2000, cash was provided by investing activities primarily through the sale of real estate and was utilized in investing activities primarily to fund purchases of fixed assets. Cash was utilized in financing activities to reduce borrowings on the Company's revolving lines of credit and to satisfy current long-term debt obligations.

The Company had working capital of approximately $19.9 million as of June 30, 2000 compared to $18.7 million as of September 30, 1999. The Company's debt to equity ratio was 3.14 to 1 at June 30, 2000 compared to 4.17 at September 30, 1999. The decrease was due to a reduction in the amount borrowed under the Company's revolving credit facilities.

The Company maintains two revolving credit facilities, the AMCON Distributing Company revolving credit facility (the "Facility") and the FFH revolving credit facility (the "FFH Facility"). The Facility was amended in September 1999 to increase the primary borrowing limit from $20 million to $25 million and remove the additional $10 million facility which was collateralized by specific inventory. The Facility allows the Company to borrow up to $25 million at any time, subject to eligible accounts receivable and inventory requirements, and provides for an additional $1.5 million facility to be used for transportation equipment purchases. The Facility bears interest at the bank's base rate ("Prime") less 0.5% or LIBOR plus 1.75%, as selected by the Company. As of June 30, 2000, the Company had borrowed approximately $13.2 million under the Facility. The Facility is collateralized by all equipment, general intangibles, inventories and accounts receivable, and with a first mortgage on the owned distribution center. The Facility expires on February 25, 2002.

The FFH Facility was amended in November 1999 to increase the amount provided for maximum borrowings from $6 million to $8 million. Borrowings under the FFH Facility are collateralized by the assets of FFH and are guaranteed by the Company. Amounts under the FFH Facility bear interest at Prime less 0.5% or LIBOR plus 2.0%, as selected by FFH. A commitment fee of .25% of the annual average unutilized amount of the commitment is required. As of June 30, 2000, FFH had borrowed approximately $6.4 million under the FFH Facility. The FFH Facility expires on February 25, 2002.

The FFH Facility contains covenants which, among other things, set forth certain financial ratios and net worth requirements which adjust semiannually or annually as specified in the FFH Facility. As of June 30, 2000, FFH was not in compliance with several of its financial ratios due to the acquisition of Health Food Associates, Inc. ("HFA") in September 1999. The bank has provided FFH with an amendment to the Facility that, when executed, would bring FFH into compliance with the revised covenants.

The Company has an outstanding term loan from a bank which was used to finance the purchase of the common stock of FFH (the "Acquisition Loan"). The Acquisition Loan has a term of five years, bears interest at Prime less 0.5% or LIBOR plus 1.75%, as selected by the Company and requires monthly payments equal to accrued interest plus principal payments of $85,096, which began in August 1998. As of June 30, 2000, the outstanding balance of the Acquisition Loan was $2.5 million.

FFH has an outstanding term loan from a bank which was used to finance the purchase of a Florida natural foods distributor in November 1998 (the "Term Loan"). The Term Loan bears interest at Prime less 0.5%, required payments of interest only for the first six months and monthly principal payments for the term of the loan. The Term Loan is collateralized by the assets of FFH. As of June 30, 2000, the outstanding balance of the Term Loan was $846,000.

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

Both the Convertible Note and the Collateralized Note have five-year terms and bear interest at 8% per annum. Principal on the Convertible Note is due in a single payment at maturity. Principal on the Collateralized Note is payable in installments of $800,000 per year with the balance due at maturity. The Collateralized Note is collateralized by a pledge of the stock of HFA. The principal balance of the Convertible Note may be converted into stock of FFH under circumstances set forth in the Convertible Note. As of June 30, 2000, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $8.0 million, respectively.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk relates primarily to its investment in the common stock of Consolidated Water Company (formerly Cayman Water Company), a public company traded on the Nasdaq National Market system, and to changes in interest rates to its long-term obligations. At June 30, 2000, the Company held 70,000 shares of common stock of Consolidated Water Company valued at $490,000. The Company values this investment at market and records price fluctuations in equity as unrealized gain or loss on investments. At June 30, 2000, the Company had $23.1 million of variable rate debt outstanding, with maturities through May 2004. The interest rates on this debt ranged from 8.38% to 9.00% at June 30, 2000. The Company has the ability to select the base on which its variable interest rates are calculated and may select an interest rate based on its lender's prime interest rate or based on LIBOR. This provides management with some control of the Company's variable interest rate risk. The Company estimates that its annual cash flow exposure relating to interest rate risk based on its current borrowings is approximately $144,000 for each 1% change in its lender's prime interest rate or LIBOR, as applicable.

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

       10.17 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan

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

       27.0  Financial Data Schedules

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                       AMCON DISTRIBUTING COMPANY
                             (registrant)


Date:     August 4, 2000          Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     August 4, 2000          Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer