Form 10-K
period 2000-09-30
AMCON DISTRIBUTING CO
filed 2000-12-28
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 30, 2000
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

                     None                                None
               ----------------                     -----------------

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
-----------------------------------------------------------------------------
                              (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                    --------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. /X/

     The aggregate market value of equity securities held by non-affiliates of the Registrant on December 15, 2000 was approximately $5,056,327.

     As of December 15, 2000 there were 2,737,661 shares of common stock outstanding.

                 - Documents Incorporated by Reference -
                 ---------------------------------------

     Portions of the 2000 Annual Report to Stockholders are incorporated herein by reference into Parts I, II and IV. Portions of the Proxy Statement pertaining to the March 9, 2001 Annual Stockholders' Meeting are incorporated herein by reference into Part III.

                      AMCON DISTRIBUTING COMPANY
                      --------------------------

                     2000 FORM 10-K ANNUAL REPORT
                     ----------------------------
                           Table of Contents
                                                                         Page
                                                                         ----
                               PART I

Item 1.   Business.........................................................3

Item 2.   Properties......................................................10

Item 3.   Legal Proceedings...............................................11

Item 4.   Submission of Matters to Vote of Security Holders...............11

Item 4A.  Executive Officers of the Company...............................11

                              PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.............................................12

Item 6.   Selected Financial Data.........................................12

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................12

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......12

Item 8.   Financial Statements and Supplementary Data.....................12

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................13

                              PART III

Item 10.  Directors and Executive Officers of the Registrant..............13

Item 11.  Executive Compensation................................ .........13

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management......................................................13

Item 13.  Certain Relationships and Related
          Transactions....................................................13

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.............................................14

PART I

ITEM 1.   BUSINESS

GENERAL

AMCON Distributing Company (together with its wholly-owned subsidiary, Food For Health Co., Inc. and its wholly-owned subsidiaries Chamberlin's Natural Foods, Inc. and Health Food Associates, Inc.) operates 8 distribution centers and 14 retail health food stores in the Great Plains, Rocky Mountain, Western and Southern regions of the United States. Food for Health's former wholly-owned subsidiary, U.S. Health Distributors, Inc. was merged into Food For Health during fiscal 2000. As used herein, unless the context indicates otherwise, the term "ADC" means the separate company operations or "traditional distribution business" of AMCON Distributing Company, the term "FFH" means the "natural food distribution business" of Food For Health Co., Inc., the terms "CNF" and "HFA" represent the "retail health food stores" operated by Chamberlin's Natural Foods, Inc. and Health Food Associates, Inc., respectively, both wholly-owned subsidiaries of FFH, and the term "AMCON" or the "Company" means AMCON Distributing Company and its subsidiaries.

AMCON sells approximately 24,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, natural food and related products, frozen and chilled products and institutional food service products.

AMCON has over 8,500 retail customers, the largest of which accounted for less than 5.2% of AMCON's total revenues during fiscal 2000. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, health food stores, natural food stores, drug stores and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

AMCON operates eight (8) retail health food stores in Florida and six (6) in the Midwest. These stores carry natural supplements, groceries, health and beauty care products and other food items.

While cigarettes accounted for approximately 63% of the Company's sales volume during its most recent fiscal year, AMCON continues to diversify its businesses and product lines in an attempt to lessen its dependence upon cigarette sales.

AMCON maintains a 52-53 week fiscal year which ends on the last Friday in September. For convenience, the fiscal years have been indicated as September 30, whereas the actual year ends were September 29, 2000, September 24, 1999 and September 25, 1998. Fiscal 2000 comprised 53 weeks. Fiscal 1999 and 1998 each comprised 52 weeks.

TRADITIONAL DISTRIBUTION BUSINESS

ADC serves approximately 7,500 retail outlets in the Great Plains and Rocky Mountain regions. Food Logistics, a trade periodical, ranked ADC as the thirteenth (13th) largest distributor in its industry out of approximately 1,000 distributors in the United States based upon 1999 sales volume. From its inception, ADC has pursued a strategy of growth through increased sales and through acquisitions. Since 1993, ADC has focused on increasing operating efficiency in its traditional distribution business by merging smaller branch distribution facilities into larger ones. In addition, ADC has grown through expansion of its market area into contiguous regions and by introduction of new product lines to customers.

ADC distributes approximately 9,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. ADC's principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Brown & Williamson, Proctor & Gamble, Hershey, Mars, William Wrigley and Nabisco. ADC also markets private label lines of cigarettes, tobacco, snuff, water, candy products, batteries and film.

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

ADC has worked to improve its operating efficiency by investing in the latest in systems technology, including computerization of buying and financial control functions and introduction in 1999 of internet-based customer maintenance and reporting options. Inventory management has become even more critical due to significant increases in the price of cigarettes over the past three years. ADC has also sought to reduce inventory expenses by improving the number of times its inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turns improved to 25.4 times in 2000. Inventory turns for the past five years are as follows:

           Year              Times Inventory Turned
           ----              ----------------------
           2000                      25.4
           1999                      24.5
           1998                      19.6*
           1997                      21.8
           1996                      21.2

            * Inventory turns declined slightly in fiscal 1998 as ADC
              managed its inventory levels to take advantage of anticipated manufacturers' price increases.

By keeping its operating costs down, ADC is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas.

ADC's main office is in Omaha, Nebraska. ADC has six distribution centers located in Missouri (2), Nebraska, North Dakota, South Dakota, and Wyoming.

These distribution centers contain a total of approximately 306,200 square feet of floor space and employ state-of-the-art equipment for the efficient distribution of the large and diverse product mix sold by ADC. ADC also operates a fleet of approximately 110 delivery vehicles, ranging from over-the-road vehicles with refrigerated trailers to half-ton vans.

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

The Company believes that FFH is positioned to provide service to independent health and natural food retail stores of all sizes and types, as well as FFH's 14 retail stores operated by CNF and HFA. FFH pays particular attention to the ongoing needs of its customers and is forward looking in developing progressive marketing programs such as the Nutri-Value Retailers Association which provides co-operative and preferential buying advantages beyond those generally available through other types of programs offered in the market.

FFH's primary distribution location and main office is located in a 132,000 square foot facility located in Phoenix, Arizona. FFH also operates out of a facility in Melbourne, Florida and a cross-dock facility located near Dallas, Texas. FFH operates its own fleet of approximately 33 over-the-road and straight trucks equipped to provide full refrigerated, dry and frozen food service.

RETAIL HEALTH FOOD STORES

FFH's retail health food stores are operated by CNF and HFA as Chamberlin's Market & Cafe ("Chamberlin's") and Akin's Natural Food Market ("Akin's"), respectively. Chamberlin's, which was acquired in March 1999, was first established in 1935, and is an award-winning and highly-acclaimed chain of eight health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, delicatessen items and organic produce. Chamberlin's was selected the best health food chain in the United States by Health Foods Business, a trade publication. Chamberlin's is headquartered in Winter Park, Florida and operates all of its stores in and around Orlando, Florida.

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

ACQUISITIONS

ADC was incorporated in Delaware in 1986 to carry on the business of General Tobacco and Candy Company ("General Tobacco"), a Nebraska corporation which was the predecessor to ADC. Since 1981, the Company has acquired 23 consumer product distributors in the Great Plains, Rocky Mountain and Southern regions of the United States. In October 1997, ADC purchased the assets of a traditional candy and tobacco distribution company in St. Louis, Missouri, thereby expanding ADC's market area to include eastern Missouri, Illinois and Indiana. In November 1997, ADC purchased all of the outstanding stock of FFH. In November 1998, FFH purchased all of the outstanding stock of U.S. Health Distributors, Inc., which was merged into FFH during fiscal 2000. In March 1999, FFH purchased all of the outstanding stock of CNF. In September 1999, FFH purchased all of the outstanding stock of HFA. In November 1999, CNF acquired all of the assets of MDF Health, Inc. In August 2000, CNF acquired all of the outstanding stock of TINK, Inc. (d/b/a Natural Way Foods). TINK, Inc. was subsequently merged into CNF.

In November 2000, the Company entered into a merger agreement with Hawaiian Natural Water Company, Inc. (OTC: HNWC), pursuant to which HNWC would be merged with and into, and thereby become, a wholly-owned subsidiary of AMCON Distributing Company. As a result, the Company will issue between 358,168 and 477,558 shares of its common stock to HNWC shareholders, representing between 11.6% and 14.9% of the Company's outstanding shares after giving effect to the merger. The merger is expected to qualify as a tax-free reorganization and to be recorded on the Company's books using the purchase method of accounting. The merger is subject to various conditions, including the effectiveness of a registration statement covering the shares to be issued in the merger, the listing of such shares on AMEX and approval of the stockholders of HNWC. It is expected that the merger will be consummated on or before March 31, 2001.

PRINCIPAL PRODUCTS

CIGARETTES. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending September 30, 2000, 1999, and 1998 are set forth below:

                                          (Dollars in Millions)

                                      Fiscal Year Ended September 30,
                                    --------------------------------------
                                     2000           1999           1998
                                    ------         ------         ------
    Sales                           $296.5         $251.1         $185.5
    Sales as a % of Total Sales       63.3%          65.1%          63.0%
    Gross Margin                    $ 18.2         $ 17.0         $ 13.3
    Gross Margin as a % of Total
     Gross Margin                     32.8%          40.1%          42.0%
    Gross Margin Percentage            6.2%           6.8%           7.2%


Revenues from the sale of cigarettes during fiscal 2000 increased by 18.1% as compared to fiscal 1999, while gross profit from the sale of cigarettes increased by 7.1% during the same period (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Year Ended September 30, 2000 Versus Year Ended September 30, 1999" in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000). Sales of cigarettes represented approximately 63% of the Company's sales volume during fiscal 2000. This represents a 1.8% decline from the prior year and related primarily to diversification into the retail health food business in fiscal 1999. The Company's retail segment, CNF and HFA, which were both acquired in fiscal 1999, generated approximately $14 million in gross profit in fiscal 2000 compared to $2.9 million in fiscal 1999.

Since 1983, ADC has sought to position itself to capitalize on consumer demand for discount or value-priced cigarettes by marketing its own private label cigarettes as a high-quality, value-priced alternative to premium cigarettes. Substantial price increases implemented by manufacturers of premium cigarettes during the late 1980's and early 1990's resulted in a demand for private label cigarettes, which are sold at lower prices than premium brands. A significant manufacturers' price decreases in premium brand cigarettes, aimed at recapturing market share, occurred in 1993 and has caused a steady decline in the sales of private label cigarettes since that point. Sales of ADC's private label cigarettes have declined an average of 31.5% annually since 1993. Philip Morris USA has manufactured ADC's private label cigarettes since 1998 under an exclusive agreement. This agreement was renewed in October 1998 for a term of three years.

NATURAL FOODS AND RELATED PRODUCTS. Natural foods and related products, which are primarily sold by FFH, CNF and HFA, constitute the Company's second largest-selling product line, representing approximately 16.2% of the Company's total sales volume during fiscal 2000. Sales of natural foods and related products and the gross margin derived therefrom for the fiscal years ending September 30, 2000, 1999 and 1998 are set forth below:

                                           (Dollars in Millions)

                                      Fiscal Year Ended September 30,
                                    -------------------------------------
                                     2000           1999           1998
                                    ------         ------         ------
    Sales                           $ 75.5         $ 49.6         $ 31.2
    Gross Margin                      24.9           13.5            7.7
    Gross Margin Percentage           33.0%          27.2%          24.8%

CONFECTIONERY. Candy, related confectionery items and snacks, which are primarily sold by ADC, constitute the Company's third largest-selling product line, representing approximately 7.0% of the Company's total sales volume during fiscal 2000. Sales of confectionery items and the gross margin derived therefrom for the fiscal years ending September 30, 2000, 1999, and 1998 are set forth below:

                                          (Dollars in Millions)

                                      Fiscal Year Ended September 30,
                                    --------------------------------------
                                     2000           1999           1998
                                    ------         ------         ------
Sales                               $ 31.1         $ 30.2         $ 29.3
Gross Margin                           3.7            3.8            3.6
Gross Margin Percentage               11.9%          12.6%          12.3%

ADC supplies customers with over 1,900 different types of candy and related products, including chocolate bars, cookies, chewing gum, nuts and other snack items. Major brand names include products manufactured by Hershey (Reese's, Kit Kat, and Hershey), Mars (Snickers, M&M's, and Milky Way), William Wrigley and Nabisco. The Company also markets its own private label candy under a manufacturing agreement with Palmer Candy Company.

OTHER PRODUCT LINES. Over the past decade, ADC's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. ADC's other product lines include cigars and other tobacco products, water and other beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food products. During fiscal 2000, ADC's sales of other products increased $8.4 million or 15.4%. During fiscal 2000 the gross profit margin on these types of products was 13.9%.

COMPETITION

Both the traditional and natural food distribution businesses are highly competitive. There are many similar distribution companies operating in the same geographical regions as ADC and FFH. Management believes that ADC is one of the largest distribution companies of its type operating in its market area. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, TX) and regional wholesalers such as Farner-Bocken (Carroll, IA), Merchants Wholesale (Quincy, IL) and Minter-Weisman Co. (Minneapolis, MN) along with a host of smaller grocery and tobacco wholesalers. FFH's principal competitors are national distributors such as Tree of Life and United Natural Foods and regional distributors such as Nature's Best along with numerous smaller specialty distributors of natural products. Most of these competitors generally offer a wide range of products at prices comparable to the Company's. Therefore, the Company seeks to distinguish itself from its competitors by offering a higher level of technology and customer service.

The natural food retail industry is highly fragmented, with more than 9,000 stores operating independently or as part of small chains. The two leading natural food chains, Whole Foods Market and Wild Oats, continue to expand their geographic markets by opening stores in new markets and acquiring smaller independent competitors. In addition, conventional supermarkets and mass market outlets have also begun to increase their emphasis on the sale of natural products. These strategies have contributed to the saturation of health food retail stores in some markets and have caused same store sales to generate minimal increases over the past year. Management believes the Company's retail stores separate themselves from other competitors by offering smaller, more friendly, community-oriented settings run by people who share a passion for healthy living and natural foods and that this approach will continue to attract health food consumers.

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

The Company is also subject to regulation by state and local health departments, the U.S. Department of Agriculture, the Food and Drug Administration and the Drug Enforcement Administration. These agencies generally impose standards for product quality and sanitation, as well as for security and distribution policies.

EMPLOYEES

As of September 30, 2000, the Company had 1,009 full-time and part-time employees in the following areas:

                Managerial                      20
                Administrative                 139
                Sales & Marketing              458
                Warehouse                      288
                Delivery                       104
                                             -----
                  Total Employees            1,009
                                             =====

None of AMCON's employees are subject to any collective bargaining agreements with the Company and management believes its relations with its employees are good.


ITEM 2. PROPERTIES

The location and approximate square footage of the eight principal distribution centers and 14 retail stores operated by AMCON as of September 30, 2000 are set forth below:

            LOCATION                            SQUARE FEET
            --------                            -----------
     DISTRIBUTION
     ------------
       ADC - Missouri, Nebraska, North Dakota
              South Dakota & Wyoming              306,200
       FFH - Arizona & Florida                    167,000
                                                  -------
         Total Distribution                       473,200
                                                  -------

     RETAIL
     ------
       CNF - Florida                               47,700
       HFA - Kansas, Missouri,
              Nebraska & Oklahoma                  50,800
                                                  -------
         Total Retail                              98,500
                                                  -------
         Total Square Footage                     571,700
                                                  =======

AMCON owns its distribution facility in Bismarck, North Dakota. This facility is subject to a first mortgage securing borrowings under the Company's revolving credit facility (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Capital Resources" in the Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000).

AMCON leases its remaining distribution facilities, retail stores, offices and certain equipment under noncancellable operating leases. Leases for the eight distribution facilities and 14 retail stores leased by the Company have terms expiring from 2001 to 2006. Minimum future lease commitments for these properties and equipment total approximately $15.3 million as of September 30, 2000.

Management believes that its existing facilities are adequate for the Company's present level of operations; however, larger facilities and additional cross-dock facilities and retail stores will be required to accommodate the Company's anticipated growth in certain market areas.

AMCON owned a condominium in the Cayman Islands that was sold during fiscal 2000. In accordance with an agreement with its former parent, one-half of the gain from the sale was allocated to the former parent. See Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The Company's day-to-day affairs are managed by its executive officers, who are appointed by the Board of Directors for terms of one year. The Company has entered into employment agreements with Mr. Wright, Ms. Evans and Mr. Fleming, each with a term expiring on December 31, 2002. The executive officers of AMCON are as follows:


      Name                        Age                  Position
      ----                        ---                  --------
William F. Wright                 58         Chairman of the Board, Director

Kathleen M. Evans                 53         President of ADC, Director

Jerry Fleming                     62         President of FFH, Director

Michael D. James                  39         Secretary, Treasurer and
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



JERRY FLEMING became President of FFH in 1992. Mr. Fleming is a 37 year veteran of the health and natural foods industry and prior to joining FFH, served as President of Nature's Way (Murdock Health Care),a leading manufacturer of herbal remedies; Vice President of the Natural Foods Group for Tree of Life, Inc.; President of the South East division of Tree of Life; President of Collegedale Distributors; President of Healthway Specialty Foods, Inc.; Vice President of Landstrom Specialty Foods, Inc. and served eight years on the board of directors of the National Nutritional Foods Association.

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


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 2000 under the heading "Market for Common Stock" on pages 4 and 5.

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 2000 under the heading "Selected Financial Data" on pages 2 through 4.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 2000 under the heading "Management's Discussion and Analysis" on pages 5 through 14.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 2000 under the heading "Management's Discussion and Analysis" on pages 5 through 14.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and accompanying notes, together with the report of independent accountants are incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 2000 on pages F-1 through F-25. Supplemental financial information is incorporated by reference from the Annual Report to Stockholders for the fiscal year ended September 30, 2000 under the heading "Selected Quarterly Financial Data" on pages 3 and 4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant's Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders (the "Proxy Statement") contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company Common Stock. Officers, directors and greater-than-ten-percent shareowners are required by SEC regulation to furnish the Company with copies of such reports received by the 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended September 30, 2000 with all Section 16(a) filing requirements applicable to the Company officers, directors and greater-than-ten-percent beneficial owners.

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS
       The following financial statements of AMCON Distributing Company are incorporated by reference under Item 8. The Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000 is attached as Exhibit 13.
                                                             Reference Page

       Report of Independent Accountants                          F-1
       Consolidated Balance Sheets as of
          September 30, 2000 and 1999                             F-2
       Consolidated Statements of Income for the Years
          Ended September 30, 2000, 1999, and 1998                F-3
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income for the Years Ended
          September 30, 2000, 1999 and 1998                       F-4
       Consolidated Statements of Cash Flows for the
          Years Ended September 30, 2000, 1999 and 1998           F-6

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

       2.2 Stock Purchase Agreement dated February 24, 1999, between Food For Health Company, Inc. ("FFH"), Chamberlin Natural Foods, Inc. ("Chamberlin") and its shareholders (incorporated by reference to Exhibit 2.2 of AMCON's Quarterly Report on Form 10-Q filed on May 10, 1999)

       2.3 Stock Purchase Agreement dated August 30, 1999, by and among Food For Health Company, Inc., Health Food Associates, Inc. and its shareholders (incorporated by reference to Exhibit 2.1 of AMCON's Current Report of Form 8-K filed on September 30, 1999)

       3.1 Restated Certificate of Incorporation of the Company, as amended March 19, 1998 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of AMCON's Registration Statement on Form S-1 (Registration
             No. 33-82848) filed on August 15, 1994)

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

       10.17 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

       10.18 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.19 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit
              10.14 of the Company's Quarterly Report on Form 10-Q filed on August 6, 1998)

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

       13.1 Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000

       21.0  Subsidiaries of the Company

       23.1  Consent of PricewaterhouseCoopers LLP

       27.0  Financial Data Schedules

(b)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Company during the fourth quarter ended September 30, 2000



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 28th day of December, 2000.


                                               AMCON DISTRIBUTING COMPANY

                                           By: /s/ William F. Wright
                                               ----------------------
                                               William F. Wright, Chairman




Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 28th day of December, 2000.

       Signature                                 Title
       ----------                                 -----

/s/ William F. Wright                    Chairman of the Board (Principal
------------------------                   Executive Officer) and Director
William F. Wright


/s/ Kathleen M. Evans                    President and Director
------------------------
Kathleen M. Evans


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


/s/ Timothy R. Pestotnik                 Director
------------------------
Timothy R. Pestotnik


/s/ William R. Hoppner                   Director
------------------------
William R. Hoppner



REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of AMCON Distributing Company:

Our report on the consolidated financial statements of AMCON Distributing Company is included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14 for the years ended September 30, 2000, 1999 and 1998.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PRICEWATERHOUSECOOPERS LLP
Omaha, Nebraska
November 22, 2000


                                      S-1



                              AMCON Distributing Company
                             Financial Statement Schedule


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                         Net
                                                                       Amounts
                           Balance at          Provision    Other   (Written Off)         Balance at
   Description         Beginning of Period     (Benefit)     /1/      Recovered          End of Period
------------------    ---------------------    ---------   -------  -------------    -----------------------
Allowance for
 doubtful accounts    Oct 1, 1997   206,249      386,630   339,545    (471,671)      Sep 30, 1998   460,753
                      Oct 1, 1998   460,753      314,720         -     (98,672)      Sep 30, 1999   676,801
                      Oct 1, 1999   676,801      372,724         -    (265,919)      Sep 30, 2000   783,606

Allowance for
 inventory
 obsolescence         Oct 1, 1997    30,000      253,864    76,000     (30,000)      Sep 30, 1998   329,864
                      Oct 1, 1998   329,864            -         -    (253,864)      Sep 30, 1999    76,000
                      Oct 1, 1999    76,000       40,000         -           -       Sep 30, 2000   116,000


     /1/ Recorded as a result of the acquisition of Food For Health Co., Inc.



                                      S-2