Form 10-Q
period 2000-12-31
AMCON DISTRIBUTING CO
filed 2001-02-12
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2000

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

                        Yes     X      No
                             -------       -------
The Registrant had 2,737,991 shares of its $.01 par value common stock outstanding as of January 31, 2001.

                                                                Form 10-Q
                                                               1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Condensed consolidated balance sheets at
          December 31, 2000 and at September 30, 2000                     3

          Condensed consolidated statements of income
          for the three-month periods ended
          December 31, 2000 and December 31, 1999                         4

          Condensed consolidated statements of cash flows
          for the three-month periods ended December 31, 2000
          and December 31, 1999                                           5

          Notes to unaudited financial statements                         6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     15


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               15


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                              AMCON Distributing Company
                         Condensed Consolidated Balance Sheets
                        December 31, 2000 and September 30, 2000
---------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                        December 31,      September 30,
                                                            2000              2000
                                                        ------------      -------------
                  ASSETS
Current assets:
  Cash                                                  $  1,414,270       $  1,148,276
  Accounts receivable, less allowance for
   doubtful accounts of $818,914 and $783,606             17,341,106         18,743,026
  Inventories                                             24,528,190         29,397,579
  Notes receivable                                                 -            350,000
  Deferred income taxes                                    1,653,871            888,805
  Other                                                      614,049            752,126
                                                        ------------       ------------
          Total current assets                            45,551,486         51,279,812

Fixed assets, net                                          5,771,799          5,886,773
Notes receivable                                             750,000                  -
Investments                                                  495,062            509,162
Other assets                                              15,172,915         15,319,764
                                                        ------------       ------------
                                                        $ 67,741,262       $ 72,995,511
                                                        ============       ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 11,267,770       $ 10,747,124
  Accrued expenses                                         4,092,186          3,902,035
  Income taxes payable                                       440,781                  -
  Dividends payable                                           82,137                  -
  Current portion of long-term debt                        2,830,282          8,345,243
  Current portion of subordinated debt                       906,318            912,694
                                                        ------------       ------------
          Total current liabilities                       19,619,474         23,907,096
                                                        ------------       ------------

Other liabilities                                          1,204,647            908,158
Long-term debt, less current portion                      21,251,544         22,580,116
Subordinated debt, less current portion                    8,735,236          8,745,236
Commitments

Shareholders' equity (as restated):
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 2,737,881 and 2,737,551
    issued, respectively                                      27,379             27,376
  Additional paid-in capital                               4,122,464          4,121,981
  Unrealized gain on investments
    available-for-sale, net of $136,069
    and $139,482 tax                                         223,237            228,924
  Retained earnings                                       12,557,281         12,476,624
                                                        ------------       ------------
          Total shareholders' equity                      16,930,361         16,854,905
                                                        ------------       ------------
                                                        $ 67,741,262       $ 72,995,511
                                                        ============       ============

       The accompanying notes are an integral part of these financial statements




                               AMCON Distributing Company
                      Condensed Consolidated Statements of Income
                 for the three months ended December 31, 2000 and 1999
                                       (Unaudited)
----------------------------------------------------------------------------
                                                   2000             1999
                                              -------------     ------------
Sales (including excise taxes
 of $17.5 million and $14.5 million,
 respectively)                                $ 109,251,278    $ 112,043,760

Cost of sales                                    96,351,902       98,085,020
                                              -------------    -------------

     Gross profit                                12,899,376       13,958,740

Selling, general and administrative
 expenses                                        11,190,434       10,967,986
Depreciation and amortization                       628,192          629,824
                                              -------------    -------------
                                                 11,818,626       11,597,810
                                              -------------    -------------

     Income from operations                       1,080,750        2,360,930

Other expense (income):
  Interest expense                                  853,549          744,602
  Other income, net                                 (21,234)          (8,112)
                                              -------------    -------------
                                                    832,315          736,490
                                              -------------    -------------

Income before income taxes                          248,435        1,624,440

Income tax expense                                   85,641          612,197
                                              -------------    -------------

Net income                                    $     162,794    $   1,012,243
                                              =============    =============

Earnings per share:

  Basic                                       $        0.06    $        0.37
                                              =============    =============
  Diluted                                     $        0.06    $        0.35
                                              =============    =============


Dividends per share                           $        0.03    $        0.03
                                              =============    =============


Weighted average shares outstanding:
  Basic                                           2,737,688        2,728,279
                                              =============    =============
  Diluted                                         2,819,743        2,864,444
                                              =============    =============


The accompanying notes are an integral part of these financial statements.







                           AMCON Distributing Company
                   Condensed Consolidated Statements of Cash Flows
                for the three months ended December 31, 2000 and 1999
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                          2000          1999
                                                      -----------    -----------
Net cash provided by operating activities             $ 7,847,666    $   263,207
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                              (263,740)      (337,211)
  Purchase of debt security                              (400,000)             -
  Acquisitions, net of cash acquired                            -        (75,000)
  Proceeds from sales of fixed assets                       1,350         83,863
  Other                                                   (66,718)             -
                                                      -----------    -----------

  Net cash (used in) investing activities                (729,108)      (328,348)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) on bank credit agreement              (5,876,089)      (349,340)
  Payments on long-term debt and
   subordinated debt                                     (894,826)      (335,376)
  Dividends paid                                          (82,137)       (49,598)
  Proceeds from exercise of stock options                     488          7,851
                                                      -----------    -----------
  Net cash (used in) financing activities              (6,852,564)      (726,463)
                                                      -----------    -----------

Net increase (decrease) in cash                           265,994       (791,604)

Cash, beginning of period                               1,148,276      1,728,042
                                                      -----------    -----------
Cash, end of period                                   $ 1,414,270    $   936,438
                                                      ===========    ===========

    The accompanying notes are an integral part of these financial statements.



                          AMCON Distributing Company
             Notes to Condensed Consolidated Financial Statements
                           December 31, 2000 and 1999
-----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of AMCON Distributing Company and subsidiaries ("AMCON" or the "Company") have been prepared on the same basis as the audited financial statements for the year ended September 30, 2000, and, in the opinion of management, contain all adjustments necessary to fairly present the financial information included therein, such adjustments consist of normal recurring items. The condensed consolidated balance sheet at September 30, 2000 has been taken from the audited financial statements at that date and condensed. All other condensed consolidated financial statements contained herein have been prepared by management and are unaudited. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2000, which are included in the Company's Annual Report to Stockholders filed with Form 10-K. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

AMCON's fiscal first quarters ended on December 29, 2000 and December 24, 1999, respectively. For convenience, the fiscal quarters have been indicated as December 31 and each quarter comprised 13 weeks.


2.  INVENTORIES:

Inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers. Effective in fiscal 1999, the Company changed the method of accounting for inventory from the first-in, first-out ("FIFO") method to the last-in, first-out ("LIFO") method. LIFO inventories at December 31, 2000 were approximately $2.5 million less than the amount of such inventories valued on a FIFO basis.


3.  DIVIDENDS:

In December 1999, the Board of Directors of the Company declared a special 10% stock dividend paid on February 8, 2000 to shareholders of record on January 25, 2000. The effect of the special 10% stock dividend has been retroactively applied to the balance sheet as of December 31, 1999. The appropriate capital accounts and earnings per share information have been adjusted to reflect the stock dividend in the first quarter ended December 31, 1999. Additionally, in December 1999, the Board of Directors increased the cash dividend to $0.03 per share. The Company paid cash dividends of $0.12 per share during fiscal 2000.



4.  EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at December 31, 2000 and 1999, respectively, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price on the common shares totaled 172,380 with an average exercise price of $7.25 and 96,880 with an average exercise price of $8.44.


                                             For the three-month period ended December, 31,
                                       -------------------------------------------------------
                                                  2000                         1999
                                       -------------------------     -------------------------
                                          Basic        Diluted          Basic        Diluted
                                       -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                  2,737,688     2,737,688       2,728,279     2,728,279

2.  Weighted average treasury
     shares outstanding                          -             -               -             -

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock             -        82,055               -       136,165
                                       -----------   -----------     -----------   -----------

4.  Weighted average number of
     shares outstanding                  2,737,688     2,819,743       2,728,279     2,864,444
                                       ===========   ===========     ===========   ===========

5.  Net income                         $   162,794   $   162,794     $ 1,012,243   $ 1,012,243
                                       ===========   ===========     ===========   ===========

6.  Earnings per share                 $      0.06   $      0.06     $      0.37   $      0.35
                                       ===========   ===========     ===========   ===========

In December 1999 the Board of Directors increased the quarterly cash dividend from $0.02 to $0.03 per share and declared a special 10% stock dividend which was paid in February 2000.


5.  COMPREHENSIVE INCOME:

The following is a reconciliation of net income per the accompanying consolidated statements of income to comprehensive income for the periods indicated:

                                                   For the three-month
                                                period ended December, 31,
                                               ---------------------------
                                                   2000            1999
                                               -----------     -----------
Net income                                     $   162,794     $ 1,012,243
Other comprehensive income:
 Unrealized holding gains (losses)from
  investments arising during the period,
  net of income taxes of $(3,414) and
  $15,563, respectively.                            (5,687)         25,937
 Less reclassification adjustments for
  gains included in net income                           -               -
                                               -----------     -----------
Comprehensive income                           $   157,107     $ 1,038,180
                                               ===========     ===========


6.  BUSINESS SEGMENTS:

AMCON currently believes that it has three reportable business segments; the wholesale traditional distribution of consumer products by AMCON Distributing Company, the wholesale distribution health and natural food products by Food For Health Co., Inc. and the retail sale of health and natural food products by Chamberlin's Natural Food Products, Inc. (d/b/a Chamberlin's Market and
Cafe) and Health Food Associates, Inc. (d/b/a Akin's Natural Foods Market). The Company previously aggregated the two distribution businesses and presented them as one reportable segment. Given the operating results of the health food distribution business, management believes the current presentation is more meaningful. Prior period segment data has been restated to conform to the current presentation. The business units within each segment are evaluated on revenues, operating income and income before taxes and extraordinary items.

                                      Traditional     Health Food
                                     Distribution    Distribution      Retail      Consolidated
                                     -------------   ------------   ------------   -------------
Quarter ended December 31, 2000:
External revenues:
 Cigarettes                          $  71,717,001   $          -   $          -   $  71,717,001
 Health food                                     -      8,228,774      7,466,761      15,695,535
 Confectionery                           6,600,145              -              -       6,600,145
 Tobacco, beverage & other              15,238,597              -              -      15,238,597
                                     -------------   ------------   ------------   -------------
  Total external revenues               93,555,743      8,228,774      7,466,761     109,251,278

Intersegment sales - Health food                 -      1,993,288              -       1,993,288

Depreciation and amortization              158,181        131,270        338,741         628,192
Operating Income                         1,878,183       (824,860)        27,427       1,080,750
Interest expense                           299,123        139,490        414,936         853,549
Income (loss) before taxes               1,586,903       (953,310)      (385,158)        248,435
Total assets                            33,732,345     14,447,756     19,561,161      67,741,262
Capital expenditures                        92,282          4,216        167,242         263,740


Quarter ended December 31, 1999 (restated):
External revenues:
 Cigarettes                          $  70,165,211   $          -   $          -   $  70,165,211
 Health food                                     -     11,427,664      8,277,509      19,705,173
 Confectionery                           7,328,608              -              -       7,328,608
 Tobacco, beverage & other              14,844,768              -              -      14,844,768
                                     -------------   ------------   ------------   -------------
  Total external revenues               92,338,587     11,427,664      8,277,509     112,043,760

Intersegment sales- Health food                  -      1,338,523              -       1,338,523

Depreciation and amortization              198,847        118,136        312,841         629,824
Operating income                         1,599,551         47,753        713,626       2,360,930
Interest expense                           230,385        139,764        374,453         744,602
Income before taxes                      1,384,960        (99,693)       339,173       1,624,440
Total assets                            33,099,174     16,661,301     19,712,309      69,472,784
Capital expenditures                       208,136         16,533        112,542         337,211


Intersegment sales are at cost plus a nominal markup and are eliminated in the consolidated statements of income.



7.  RECENT DEVELOPMENTS

On February 8, 2001, the Company entered into an agreement to purchase substantially all of the distribution business and assets of Merchants Wholesale, Inc. ("Merchants") located in Quincy, IL. In addition, the Company has agreed to purchase the real estate, including a 206,000 square foot building currently occupied by Merchants. The transaction is scheduled to close in May 2001 pending regulatory approvals. The purchase price will be based on assets held at the closing date and is estimated to be between $40 and $50 million. The transaction will be accounted for using the purchase method of accounting. Merchants operates through eight states as a wholesale distributor of consumers products in the Company's traditional business. Merchant's distribution territory is within and contiguous to the Company's current traditional business territory.

Funding for the Merchants acquisition will be provided through borrowings under a revolving credit facility, which is in the process of being negotiated to accommodate the additional business. Funding for the real estate and building will be provided by a term loan from a bank, which is also being negotiated.

In November 2000, the Company entered into a merger agreement with Hawaiian Natural Water Company, Inc. (OTC: HNWC), pursuant to which HNWC would be merged with and into, and thereby become, a wholly-owned subsidiary of the Company. As a result, the Company will issue between 358,168 and 477,558 shares of its common stock to HNWC shareholders, representing between 11.6% and 14.9% of the Company's outstanding shares after giving effect to the merger. The ultimate purchase price will be determined based on the Company's stock price at the closing of the transaction. Based on the Company's closing stock price on January 31, 2001, the maximum purchase price would be $2.9 million (including the $750,000 of debt securities).

The Company has provided HNWC with certain interim debt financing pending the consummation of the merger. The Company loaned HNWC $350,000 in September 2000 and $400,000 in October 2000 for a total of $750,000 to be used for working capital and other general corporate purposes, including redemption of outstanding preferred stock. The loan is evidenced by promissory notes, bearing interest at the rate of 10% per annum, due on March 31, 2001 which are secured by substantially all of HNWC's assets. In the event that the merger agreement is terminated for any reason or HNWC defaults on its obligations under the notes, the Company will be entitled to convert the notes into Series C Convertible Preferred Stock which, among other things, would entitle the Company to elect a majority of HNWC's Board of Directors. The notes are also convertible upon 61 days' advance notice into HNWC common stock at the same exchange ratio as in the merger. Due to the anticipated acquisition of HNWC, the notes have been classified as noncurrent as of December 31, 2000. In January 2001, the Company invested an additional $300,000 in HNWC in exchange for common stock at substantially the same exchange ratio as provided for in the merger agreement. In addition, in February 2001, the Company agreed to obtain, and placed an order for, certain water bottling equipment to be utilized by HNWC in order to increase production capacity to achieve its growth targets. The estimated cost of the equipment is $1.3 million and will be financed through an operating lease. While there is no commitment to do so, the Company may consider negotiating future financing needs as they arise.

The merger is expected to qualify as a tax-free reorganization and to be recorded on the Company's books using the purchase method of accounting. The merger is subject to various conditions, including the effectiveness of a registration statement covering the shares to be issued in the merger, the listing of such shares on AMEX and approval of the stockholders of HNWC. It is expected that the merger will be consummated in the third quarter.

It is possible that the Company may experience an increase in interest rates on its borrowings as a result of these acquisitions.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the three-month periods ended December 31, 2000 and December 31, 1999

Sales for the three months ended December 31, 2000 decreased 2.5% to $109.3 million, compared to $112.0 million for the first quarter in prior fiscal year. Sales decrease by business segment is as follows:

    Traditional distribution       $  1.2  million
    Health food distribution         (3.2) million
    Retail health food stores        (0.8) million
                                   ------
                                   $ (2.8) million
                                   ======

Sales from the traditional distribution business increased by $1.2 million during the first quarter over the first quarter in the prior year as follows:
Cigarette sales increased approximately $1.5 million over the first quarter in the prior year, although carton volume declined by approximately 4.1%. Sales of tobacco, confectionery and other products were lower than the prior year by $335,000 or 1.5%. Severe winter weather in the Midwest in November and December of 2000 which inhibited travel and other outdoor activities, as well as, pricing strategies implemented by several competitors since the prior year, had a negative impact on sales growth for the quarter.

Sales from the natural foods distribution business, Food For Health, Co. Inc. ("FFH"), decreased by $3.2 million primarily due to the loss of three major accounts and an overall softening of the natural food retail market. Sales in subsequent quarters are expected to be lower than the prior year as well.

Sales from the natural food retail segment, Chamberlin's Market & Cafe ("CNF") and Akin's Health Food Market ("HFA") fell by $811,000 when compared to the prior year. This drop in sales is attributed to increased competition by national chains who have opened stores in the same markets as the Company's stores and an overall softening of the natural food retail market over the past six months as few new products have been developed.

Gross profit decreased 7.6% to $12.9 million for the three months ended December 31, 2000 from $14.0 million for the same period during the prior year. Gross profit as a percent of sales declined to 11.8% for the quarter ended December 31, 2000 compared to 12.4% for the quarter ended December 31, 1999. Gross profit by business segment is as follows (dollars in millions):

                                             Quarter ended
                                              December 31,
                                            ----------------    Incr/
                                             2000      1999     (Decr)
                                            ------    ------    -----
    Traditional distribution                $  7.7    $  7.4    $ 0.3
    Health food distribution                   2.2       2.9     (0.7)
    Retail health food stores                  3.0       3.7     (0.7)
                                            ------    ------    -----
                                            $ 12.9    $ 14.0    $(1.1)
                                            ======    ======    =====

The decrease in gross profit was the result of the loss of several major customers by FFH and an overall decline in same store sales in the retail segment as compared to the first quarter of the prior year. Management is actively reviewing strategies to improve sales and gross profit in the retail segment, including evaluation of retail locations and promotional activities.

The reduction in the gross profit percentage was primarily attributable to increases in cigarette prices since the first quarter of the prior year. Generally, when the Company experiences increases in the price of cigarettes, it is able to pass the cost of the increase to its customers. However, the increase in gross profit per unit sold does not increase proportionately with the percentage of increase in cost. Therefore, the Company generally experiences a decline in gross profit percentage as the cost and the sales price of cigarettes increase.

Since 1993, sales of the Company's private label cigarettes have declined an average of 30% annually. This trend is primarily due to the price differential between premium and major generic brands, including the Company's brand and to the price of sub-generic brands being substantially less than the Company's brand. Sales of the Company's private label cigarettes were down by approximately 36% compared to the first quarter of the prior year and the volume incentive payment related to those sales was $336,000 less than the first quarter of the prior year. Management anticipates the volume of the Company's private label cigarettes will continue to decline over the next few years. Based on these estimates, gross profit from the sale of private label cigarettes could decrease by up to $200,000 through the remainder of fiscal 2001.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 1.9% or $221,000 to $11.8 million for the quarter ended December 31, 2000 compared to the same period in the prior fiscal year. The increase was primarily due to expenses associated with the retail and wholesale health food businesses which accounted for $200,000 of the increase in operating expenses. Operating expenses incurred by these segments increased due to higher fuel and delivery costs than were experienced in the prior year and additional administrative costs associated with development of new retail business opportunities. The traditional distribution business likewise experienced an increase in delivery and fuel costs, as these costs were approximately 12.5% higher than the prior year, which was offset principally through reduction in bad debt expense. As a percentage of sales, total operating expense increased to 10.8% from 10.4% during the same period in the prior year. This increase is primarily due to operating costs incurred by the retail health food business during the period. Operating expenses incurred by this business segment were approximately 40% of sales compared to 35% for the prior year.

As a result of the above, income from operations for the quarter ended December 31, 2000 decreased by $1.3 million or 54.3% to $1,080,750.

Interest expense for the three months ended December 31, 2000 increased 14.6% to $854,000 compared to $745,000 during the same period in the prior year. The increase was primarily due to interest expense attributable to the debt incurred to increase inventory levels in order to take advantage of manufacturer price incentives. Interest expense associated with this program was approximately $95,000, or 87% of the total increase in interest expense for the period.

Other income for the three months ended December 31, 2000 of $21,000 was generated primarily by royalty payments and dividends received on investment securities. Other income for the three months ended December 31, 1999 of $8,000 was generated from similar activities.

The effective tax rate for the first quarter ended December 31, 2000 was 34.5% compared to 37.7% for the prior fiscal quarter. The decrease was primarily attributable to the relative impact of state tax credits on a lower base of pre-tax income.

As a result of the above factors, net income during the three months ended December 31, 2000 was $162,794 compared to 1,012,243 for the three months ended December 31, 1999.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 2000, the distribution industry is in a state of consolidation as intense competition and pressure on profit margins continue to affect both large and small distributors. The retail natural foods industry is highly fragmented, with more than 9,000 stores operated independently or as part of small chains.
The two leading natural food chains continue to expand their geographic markets and acquire smaller independent competitors. In addition, conventional supermarkets and mass market outlets have also begun to increase their emphasis on the sale of natural products. This business climate subjects operating income to a number of factors which are beyond the control of management, such as competing retail stores opening in close proximity to the Company's retail stores and manufacturers' changing prices and promotional programs.

While the Company sells a diversified product line, it remains dependent on cigarette sales which represented approximately 66% of its revenue and 38% of its gross margin in the first quarter ended December 31, 2000. Changes in manufacturers' cigarette pricing affects the market for generic and private label cigarettes and net income is heavily dependent upon sales of the Company's private label cigarettes and volume discounts received from manufacturers in connection with such sales. The Company continuously evaluates steps it may take to improve net income in future periods, including further acquisitions of other distributing companies and retail stores in similar business lines and further sales of assets that are no longer essential to its primary business activities such as investments in equity securities.

Investments in equity securities at December 31, 2000 and September 30, 2000, respectively, consisted primarily of 70,000 shares of Consolidated Water Company Limited ("CWC"), a public company which is listed on NASDAQ. The Company's basis in the securities is $127,000 and the fair market value of the securities was $490,000 and $499,000 on December 31, 2000 and September 30, 2000, respectively. The unrealized gain on CWC shares was approximately $363,000 and $372,000 on December 31, 2000 and September 30, 2000,
respectively. The fair market value of the CWC shares held on January 31, 2001 was $499,000.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2000, cash of $7.8 million was provided by operating activities primarily through reductions in accounts receivable and inventory and due to increases in accounts payable resulting from the Company taking advantage of holiday payment terms offered by manufacturers. Cash of $729,100 was utilized in investing activities during the three month period ended December 31, 2000 primarily for an additional investment of $400,000 in notes receivable from Hawaiian Natural Water Company and for capital expenditures of approximately $264,000. Cash of $6.9 million was utilized in financing activities to reduce the revolving credit facilities and long-term debt and for payment of dividends to stockholders.

The Company had working capital of approximately $25.9 million as of December 31, 2000 compared to $27.4 million as of September 30, 2000. The Company's debt to equity ratio was 3.00 at December 31, 2000 compared to 3.33 at September 30, 2000.

The Company maintains two revolving credit facilities. One facility allows the Company to borrow up to $25 million at any time, subject to eligible accounts receivable and inventory requirements, and provides for an additional $1.5 million facility to be used for transportation equipment purchases. The facility was amended in November 2000 to increase the borrowing limit to $30 million for a six month period. The Facility bears interest at the bank's base rate ("Prime") less 0.5% or LIBOR plus 1.75%, as selected by the Company. As of December 31, 2000, the Company had borrowed approximately $16.6 million under the facility. The facility is collateralized by all equipment, general intangibles, inventories and accounts receivable. The facility expires on February 25, 2002. Borrowings of $15.1 million under the facility have been classified as long-term based on expected borrowing levels.

The second facility provides for maximum borrowings of $8 million.
Borrowings under the facility are collateralized by the assets of FFH and are guaranteed by AMCON. Amounts under the facility bear interest at Prime less 0.5% or LIBOR plus 2.00%, as selected by the Company. A commitment fee of
 .25% of the annual average unutilized amount of the commitment is required. As of December 31, 2000, approximately $4.6 million had been borrowed under this facility. The facility expires on February 25, 2002. Borrowings under this facility have been classified as long-term based on expected borrowing levels.

The second facility contains covenants which, among other things, (i) restrict the incurrence of additional debt, (ii) restrict payments, prepayments and repurchases of subordinated debt or capital stock, and (iii) restrict mergers and acquisitions and changes in business or conduct of business. In addition, dividends may not be paid without the consent of the lender. In December 2000, the facility was amended to remove certain covenants that related to financial ratios and net worth.

The Company has an outstanding term loan from a bank which was used to finance the purchase of the common stock of FFH (the "Acquisition Loan").
The Acquisition Loan has a term of five years, bears interest at Prime less 0.5% or LIBOR plus 1.75%, as selected by AMCON, and requires monthly payments equal to accrued interest plus principal payments of $85,096, which began in August 1998. As of December 31, 2000, the outstanding balance of the Acquisition Loan was $2.0 million.

The Company has an outstanding term loan from a bank which was used to finance the purchase of a Florida natural foods distributor in November 1998 (the "Term Loan"). The Term Loan bears interest at Prime less 0.5% and required payments of interest only for six months and monthly principal and interest payments for the term of the loan. The Term Loan is collateralized by the assets of FFH. As of December 31, 2000, the outstanding balance of the Term Loan was $738,000.

In September 1999, borrowings under an 8% Convertible Subordinated Note (the "Convertible Note") and a Collateralized Promissory Note (the "Collateralized Note"), in addition to borrowings under the revolving credit facility were used to purchase all of the common stock of HFA.

Both the Convertible Note and the Collateralized Note have five-year terms and bear interest at 8% per annum. Principal on the Convertible Note is due in a single payment at maturity. Principal on the Collateralized Note is payable in installments of $800,000 per year with the balance due at maturity. The Collateralized Note is collateralized by a pledge of the stock of HFA. The principal balance of the Convertible Note may be converted into stock of FFH under circumstances set forth in the Convertible Note. As of December 31, 2000, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $7.2 million, respectively.

In November 1999, borrowings under a $220,000 subordinated note (the "MDF Note") were used to purchase the assets of MDF Health, Inc. ("MDF"). The MDF Note has a term of 3 years and bears interest at 8% per annum. Principal and interest payments are due monthly. As of December 31, 2000, the outstanding balances of the MDF Note was $181,500.

In August 2000, borrowings of $600,000 under the revolving credit facility were utilized, in addition to $300,000 under a subordinated note (the "TINK Note"), to purchase all of the outstanding common stock of TINK, Inc. The TINK Note has a term of 5 years and bears interest at 7% per annum. Interest payments are due monthly with annual principal payments ranging from $40,000 to $80,000. As of December 31, 2000, the outstanding balance of the TINK Note was $260,000.

As of December 31, 2000, the Company had additional outstanding long-term indebtedness of approximately $143,000 consisting of capital leases for computer equipment, the current portion of which equaled approximately $93,000. The interest rates on the notes relating to such indebtedness range from 6.9% to 9.5% per annum.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the two revolving credit facilities, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable future working capital and capital expenditure requirements associated with existing operations.

RECENT DEVELOPMENTS

On February 8, 2001, the Company entered into an agreement to purchase substantially all of the distribution business and assets of Merchants Wholesale, Inc. ("Merchants") located in Quincy, IL. In addition, the Company has agreed to purchase the real estate, including a 206,000 square foot building currently occupied by Merchants. The transaction is scheduled to close in May 2001 pending regulatory approvals. The purchase price will be based on assets held at the closing date and is estimated to be between $40 and $50 million. The transaction will be accounted for using the purchase method of accounting. Merchants operates through eight states as a wholesale distributor of consumers products in the Company's traditional business. Merchant's distribution territory is within and contiguous to the Company's current traditional business territory.

Funding for the Merchants acquisition will be provided through borrowings under a revolving credit facility, which is in the process of being negotiated to accommodate the additional business. Funding for the real estate and building will be provided by a term loan from a bank, which is also being negotiated.

In November 2000, the Company entered into a merger agreement with Hawaiian Natural Water Company, Inc. (OTC: HNWC), pursuant to which HNWC would be merged with and into, and thereby become, a wholly-owned subsidiary of the Company. As a result, the Company will issue between 358,168 and 477,558 shares of its common stock to HNWC shareholders, representing between 11.6% and 14.9% of the Company's outstanding shares after giving effect to the merger. The ultimate purchase price will be determined based on the Company's stock price at the closing of the transaction. Based on the Company's closing stock price on January 31, 2001, the maximum purchase price would be $2.9 million (including the $750,000 of debt securities).

The Company has provided HNWC with certain interim debt financing pending the consummation of the merger. The Company loaned HNWC $350,000 in September 2000 and $400,000 in October 2000 for a total of $750,000 to be used for working capital and other general corporate purposes, including redemption of outstanding preferred stock. The loan is evidenced by promissory notes, bearing interest at the rate of 10% per annum, due on March 31, 2001 which are secured by substantially all of HNWC's assets. In the event that the merger agreement is terminated for any reason or HNWC defaults on its obligations under the notes, the Company will be entitled to convert the notes into Series C Convertible Preferred Stock which, among other things, would entitle the Company to elect a majority of HNWC's Board of Directors. The notes are also convertible upon 61 days' advance notice into HNWC common stock at the same exchange ratio as in the merger. Due to the anticipated acquisition of HNWC, the notes have been classified as noncurrent as of December 31, 2000. In January 2001, the Company invested an additional $300,000 in HNWC in exchange for common stock at substantially the same exchange ratio as provided for in the merger agreement. In addition, in February 2001, the Company agreed to obtain, and placed an order for, certain water bottling equipment to be utilized by HNWC in order to increase production capacity to achieve its growth targets. The estimated cost of the equipment is $1.3 million and will be financed through an operating lease. While there is no commitment to do so, the Company may consider negotiating future financing needs as they arise.

The merger is expected to qualify as a tax-free reorganization and to be recorded on the Company's books using the purchase method of accounting. The merger is subject to various conditions, including the effectiveness of a registration statement covering the shares to be issued in the merger, the listing of such shares on AMEX and approval of the stockholders of HNWC. It is expected that the merger will be consummated in the third quarter.

It is possible that the Company may experience an increase in interest rates on its borrowings as a result of these acquisitions.



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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk relates primarily to its investment in the common stock of Consolidated Water Company, a public company traded on the NASDAQ National Market system, and for changes in interest rates on its long-term obligations. At December 31, 2000, the Company held 70,000 shares of common stock of Consolidated Water Company valued at $490,000. The Company values this investment at market and records price fluctuations in equity as unrealized gain or loss on investments. At December 31, 2000, the Company had $23.9 million of variable rate debt outstanding, with maturities through May 2004. The interest rates on this debt ranged from 8.0% to 9.0% at December 31, 2000. The Company has the ability to select the bases on which its variable interest rates are calculated and may select an interest rate based on its lender's base interest rate or based on LIBOR. This provides management with some control of the Company's variable interest rate risk. The Company estimates that its annual cash flow exposure relating to interest rate risk based on its current borrowings is approximately $147,000 for each 1% change in its lender's prime interest rate or LIBOR, as applicable.

The Company is also exposed to market risk through its investment in $750,000 of convertible notes receivable from HNWC. The notes are recorded at amortized cost, accrue interest at 10% per annum and mature on March 31, 2001. The notes are convertible into HNWC common stock. Market increases in interest rates and in HNWC's stock price could increase the likelihood that such notes would be converted. Alternatively, market decreases in interest rates and HNWC's stock price could decrease the likelihood of conversion. Likewise, market changes in HNWC's stock price and interest rates impact the fair value of the convertible note receivable.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) EXHIBITS

       2.1 Stock Purchase Agreement dated November 3, 1997, between the Company and FFH Holdings, Inc. (incorporated by reference to
             Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on November 25, 1997)

       2.2 Stock Purchase Agreement dated February 24, 1999, between Food For Health Company, Inc. ("FFH"), Chamberlin Natural Foods, Inc. ("Chamberlin") and its shareholders (incorporated by reference to Exhibit 2.2 of AMCON's Quarterly Report on Form 10-Q filed on May 10, 1999)

       2.3 Stock Purchase Agreement dated August 30, 1999, by and among Food For Health Company, Inc., Health Food Associates, Inc. and its shareholders (incorporated by reference to Exhibit 2.1 of AMCON's Current Report of Form 8-K filed on September 30, 1999)

       2.4 Second Amended and Restated Agreement and Plan of Merger dated January 30, 2001 by and between AMCON Distributing Company, AMCON Merger Sub, Inc. and Hawaiian Natural Water Company Inc.

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

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     February 12, 2001       Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     February 12, 2001       Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer