Form 10-Q
period 2001-03-31
AMCON DISTRIBUTING CO
filed 2001-05-14
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

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

                        Yes     X      No
                             -------       -------
The Registrant had 2,738,211 shares of its $.01 par value common stock outstanding as of April 30, 2001.


                                                                Form 10-Q
                                                               2nd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Condensed consolidated balance sheets at
          March 31, 2001 and at September 30, 2000                        3

          Condensed consolidated statements of operations
          for the three and six-month periods ended
          March 31, 2001 and March 31, 2000                               4

          Condensed consolidated statements of cash flows
          for the six-month periods ended March 31, 2001
          and March 31, 2000                                              5

          Notes to unaudited condensed consolidated
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     16


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders            18

Item 6.   Exhibits and Reports on Form 8-K                               18




PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                              AMCON Distributing Company
                         Condensed Consolidated Balance Sheets
                         March 31, 2001 and September 30, 2000
---------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                          March 31,       September 30,
                                                            2001              2000
                                                        ------------      -------------
                  ASSETS
Current assets:
  Cash                                                  $    497,820       $    613,158
  Accounts receivable, less allowance for
   doubtful accounts of $349,848 and $329,069             15,283,044         16,703,983
  Inventories                                             16,024,393         22,122,674
  Deferred income taxes                                      632,423            332,959
  Current assets of discontinued operations                        -         10,709,284
  Other                                                      800,284            447,754
                                                        ------------       ------------
          Total current assets                            33,237,964         50,929,812

Fixed assets, net                                          4,811,863          4,870,093
Notes receivable                                             750,000            350,000
Investments                                                1,026,936            509,162
Deferred income taxes                                        744,000                  -
Non-current assets of discontinued operations                      -          3,902,433
Other assets                                              12,078,411         12,434,011
                                                        ------------       ------------
                                                        $ 52,649,174       $ 72,995,511
                                                        ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  8,833,624       $  6,610,358
  Accrued expenses                                         3,812,764          2,600,258
  Income taxes payable                                             -                  -
  Dividends payable                                                -                  -
  Current liabilities of discontinued operations                   -         10,923,756
  Current portion of long-term debt                        1,099,053          2,860,030
  Current portion of subordinated debt                       893,108            912,694
                                                        ------------       ------------
          Total current liabilities                       14,638,549         23,907,096
                                                        ------------       ------------

Other liabilities                                          1,470,369            338,290
Non-current liabilities of discontinued operations                 -          1,145,868
Long-term debt, less current portion                      12,407,411         22,004,116
Subordinated debt, less current portion                    8,735,236          8,745,236
Commitments

Shareholders' equity (as restated):
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 2,738,211 and 2,737,551
    issued, respectively                                      27,382             27,376
  Additional paid-in capital                               4,122,949          4,121,981
  Unrealized gain on investments available-for-sale,
    net of $201,693 and $139,482 tax                         332,612            228,924
  Retained earnings                                       10,914,751         12,476,624
                                                        ------------       ------------
                                                          15,397,694         16,854,905
  Less treasury stock, 17 shares at cost                         (85)                 -
                                                        ------------       ------------
Total shareholders' equity                                15,397,609         16,854,905
                                                        ------------       ------------
                                                        $ 52,649,174       $ 72,995,511
                                                        ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                               AMCON Distributing Company
                     Condensed Consolidated Statements of Operations
             for the three and six-months ended March 31, 2001 and 2000
                                       (Unaudited)
------------------------------------------------------------------------------------
                                     For the three months           For the six months
                                       ended March 31                 ended March 31
                                   --------------------------    ---------------------------
                                       2001           2000           2001            2000
                                   ------------   -----------    -------------   -----------
Sales (including excise taxes
 of $15.4 million and $14.3
 million, and $33.0 million
 and $28.8 million, respectively)  $101,239,555   $99,555,974     $202,262,059   $200,172,070
Cost of sales                        91,740,189    88,194,893      182,136,166    177,780,938
                                   ------------   -----------     ------------   ------------
     Gross profit                     9,499,366    11,361,081       20,125,893     22,391,132

Selling, general and
 administrative  expenses             8,912,414     8,379,443       17,435,334     16,846,448
Depreciation and amortization           597,236       664,761        1,115,853      1,176,449
                                   ------------   -----------     ------------   ------------
                                      9,509,650     9,044,204       18,551,187     18,022,897
                                   ------------   -----------     ------------   ------------

   Income (loss) from operations        (10,284)    2,316,877        1,574,706      4,368,235

Other expense (income):
  Interest expense                      633,256       621,734        1,347,316      1,226,572
  Other income, net                     (38,030)     (135,492)         (48,224)      (151,286)
                                   ------------   -----------     ------------   ------------
                                        595,226       486,242        1,299,092      1,075,286
                                   ------------   -----------     ------------   ------------

Income (loss) from continuting
 operations before income taxes        (605,510)    1,830,635          275,614      3,292,949

Income tax expense (benefit)           (227,066)      664,529          103,356      1,216,740
                                   ------------   -----------     ------------   ------------

Income (loss) from
 continuing operations                 (378,444)    1,166,106          172,258      2,076,209

Income (loss) from
 discontinued operations,
 net of income tax (benefit)
 expense of $(306,518), $23,286,
 $(551,298) and $83,272                (506,527)       39,648         (894,435)       141,788

Loss on disposal of discontinued
 operations, net of income tax
 benefit of $411,350                   (675,416)            -         (675,416)             -
                                   ------------   -----------     ------------   ------------

Net income (loss)                  $ (1,560,387)  $ 1,205,754     $ (1,397,593)  $  2,217,997
                                   ============   ===========     ============   ============

Earnings (loss) per share
 from continuing operations:
  Basic                            $      (0.14) $       0.43     $       0.06   $       0.76
  Diluted                          $      (0.14) $       0.41     $       0.06   $       0.72

Earnings (loss) per share
 from discontinued operations:
  Basic                            $      (0.43) $       0.01     $      (0.57)  $       0.05
  Diluted                          $      (0.43) $       0.01     $      (0.55)  $       0.05

Net earnings (loss) per share:
  Basic                            $      (0.57) $       0.44     $      (0.51)  $       0.81
  Diluted                          $      (0.57) $       0.42     $      (0.49)  $       0.77


Weighted average shares
 outstanding:
  Basic                               2,738,031     2,736,481        2,737,859      2,732,264
  Diluted                             2,738,031     2,864,775        2,823,479      2,864,526


The accompanying notes are an integral part of these condensed consolidated financial statements.




                           AMCON Distributing Company
                   Condensed Consolidated Statements of Cash Flows
                  for the six months ended March 31, 2001 and 2000
                                   (Unaudited)
---------------------------------------------------------------------------------
                                                         2001            2000
                                                     ------------    ------------
Net cash provided by operating activities            $ 10,285,816    $  4,309,868
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                              (693,938)       (401,692)
  Advances under notes receivable                        (400,000)              -
  Purchase of common stock in HNWC                       (300,000)              -
  Proceeds from sales of fixed assets                       1,350         133,369
  Proceeds from sales of available-for-sale
   securities                                                   -          38,691
  Proceeds from disposal of discontinued
   operations, net of cash expenditures                 8,200,641               -
                                                     ------------    ------------

  Net cash (used in) investing activities               6,808,053        (229,632)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) on bank credit agreement             (14,571,253)     (1,597,272)
  Payments on long-term debt and
   subordinated debt                                   (2,474,563)     (2,563,053)
  Dividends paid                                         (164,280)       (125,921)
  Proceeds from exercise of stock options                     974          20,301
  Purchase of treasury stock                                  (85)              -
                                                     ------------    ------------
  Net cash (used in) financing activities             (17,209,207)     (4,265,945)
                                                     ------------    ------------

Net increase (decrease) in cash                          (115,338)       (185,709)

Cash, beginning of period                                 613,158       1,646,133
                                                     ------------    ------------

Cash, end of period                                  $    497,820       1,460,424
                                                     ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.




                          AMCON Distributing Company
             Notes to Condensed Consolidated Financial Statements
                           March 31, 2001 and 2000
-----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of AMCON Distributing Company and its subsidiaries ("AMCON" or the "Company"). As more fully described in Note 2 to the unaudited condensed consolidated financial statements, the Company completed the sale of its health food distribution business effective March 23, 2001. As a result, the Company's September 30, 2000 balance sheet and fiscal 2000 results have been restated to reflect the health food distribution business as discontinued operations. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended September 30, 2000, which are included in the Company's Annual Report to Stockholders filed with Form 10-K. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

AMCON's fiscal second quarters ended on March 30, 2001 and March 24, 2000, respectively. For convenience, the fiscal quarters have been indicated as March 31. Each quarter and each six-month period ended comprised 13 weeks and 26 weeks, respectively.


2.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES:

Effective March 23, 2001, the Company's subsidiary, Food For Health Co., Inc., completed the sale of the assets of its health food distribution business for $10.3 million, subject to certain adjustments. The purchase price was paid in cash and the assumption by the purchaser of approximately $2.1 million in indebtedness. The sale resulted in a pre-tax loss of approximately $1.1 million ($675,000 after taxes). This loss includes an accrual for estimated costs, including rent and related expenses associated with the remaining lease commitments on the two distribution facilities that were retained by the Company of $2.5 million and contractual consulting agreements of $445,000, which will provide no future economic benefit to the Company. The Company is actively seeking tenants to sublease the facilities for the remainder of the lease terms. Any differences between these expense estimates and their actual settlement will change the loss accordingly. In connection with the sale of the health food distribution business, the Company also entered into a 5 year supply agreement with the purchaser underwhich the purchaser will supply products to the Company's retail health food stores at market prices.

The sale of the Company's health food distribution business has been reflected as discontinued operations in the unaudited condensed consolidated financial statements in accordance with APB No. 30. Revenues from the discontinued operations, which have been excluded from income from continuing operations in the accompanying unaudited condensed consolidated statements of operations for the three and six month periods ended March 31, 2001 and 2000, are presented below. The effects of the discontinued operations on net income (loss) and per share data are reflected within the accompanying unaudited condensed consolidated statements of operations.

                             Three months ended               Six months ended
                                   March 31,                      March 31,
                          --------------------------     ---------------------------
                              2001          2000            2001            2000
                          -----------   ------------     ------------   ------------
Revenue                   $ 7,964,084   $ 12,180,140    $ 16,192,858    $ 23,607,804


On February 8, 2001, the Company entered into an agreement to purchase substantially all of the distribution business and assets of Merchants Wholesale, Inc. ("Merchants") located in Quincy, IL. In addition, the Company has agreed to a 206,000 square foot building currently occupied by Merchants. The transaction is scheduled to close in May 2001 pending bank financing approvals. The purchase price will be based on assets held at the closing date and is estimated to be between $40 and $45 million, including the real estate. The transaction will be accounted for using the purchase method of accounting. Merchants operates through eight states as a wholesale distributor of consumers products consistent with the Company's current distribution business. Merchant's distribution territory is within and contiguous to the Company's current distribution business territory.

It is anticipated that funding for the Merchants acquisition will be provided through borrowings under a revolving credit facility, which is in the process of being negotiated to accommodate the additional business. Funding for the real estate and building will be provided by a term loan from a bank, which is also being negotiated.

In November 2000, the Company entered into a merger agreement with Hawaiian Natural Water Company, Inc. (OTC: HNWC), pursuant to which HNWC would be merged with and into, and thereby become, a wholly-owned subsidiary of the Company. As a result, the Company will issue between 358,168 and 477,558 shares of its common stock to HNWC shareholders, representing between 11.6% and 14.9% of the Company's outstanding shares after giving effect to the merger. The ultimate purchase price will be determined based on the Company's stock price at the closing of the transaction. Based on the Company's closing stock price on April 30, 2001, the maximum purchase price would be $3.2 million (excluding the $750,000 advanced to HNWC through March 31, 2001 and recorded as notes receivable in the accompanying unaudited condensed consolidated balance sheet at March 31, 2001).

The Company has provided HNWC with certain interim debt financing pending the consummation of the merger. HNWC is currently experiencing recurring operating losses and negative cash flows from operations; therefore, the Company loaned HNWC $350,000 in September 2000 and $400,000 in October 2000 for a total of $750,000 to be used for working capital and other general corporate purposes, including redemption of outstanding preferred stock. The loan is evidenced by promissory notes, bearing interest at the rate of 10% per annum, due on May 31, 2001, which are secured by substantially all of HNWC's assets. In the event that the merger agreement is terminated for any reason or HNWC defaults on its obligations under the notes, the Company will be entitled to convert the notes into Series C Convertible Preferred Stock which, among other things, would entitle the Company to elect a majority of HNWC's Board of Directors. The notes are also convertible upon 61 days' advance notice from the Company into HNWC common stock at the same exchange ratio as in the merger. Due to the anticipated acquisition of HNWC and management's belief that the notes will not be paid within the next 12 months, the notes have been classified as noncurrent as of March 31, 2001.
In January 2001, the Company invested an additional $300,000 in HNWC in exchange for 750,000 shares of common stock at substantially the same exchange ratio as provided for in the merger agreement. The investment represents an ownership interest of approximately 9.5% in HNWC and, accordingly, has been accounted for under the cost method. In addition, in February 2001, the Company agreed to obtain, and placed orders for, certain water bottling equipment to be utilized by HNWC in order to increase production capacity to achieve its growth targets. The estimated commitment under this operating lease is approximately $2.4 million over 8 years. The Company will sublease this equipment to HNWC under similar terms. While there is no commitment to do so, the Company may consider negotiating future financing needs as they arise.

The merger is expected to qualify as a tax-free reorganization and to be recorded on the Company's books using the purchase method of accounting. The merger is subject to various conditions, including the effectiveness of a registration statement covering the AMCON shares to be issued in the merger, the listing of such shares on AMEX and the approval of the HNWC stockholders. It is expected that the merger will be consummated in the fourth quarter of fiscal 2001.

The Company anticipates that the interest rate spread on its revolving credit facilities will increase as a result of higher level of borrowings related to these acquisitions.



3.  INVENTORIES:

Inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers. Effective in fiscal 1999, the Company changed the method of accounting for inventory from the first-in, first-out ("FIFO") method to the last-in, first-out ("LIFO") method. LIFO inventories at March 31, 2001 were approximately $3.2 million less than the amount of such inventories valued on a FIFO basis.


4.  DIVIDENDS:

The Company paid cash dividends totaling $0.06 per share during the quarter ended March 31, 2001, representing dividends of $0.03 per share for the first and second quarters of fiscal 2001.



5.  EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is calculated by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted average common shares outstanding for each period. Diluted earnings (loss) per share is calculated by dividing income
(loss)from continuing operations, income (loss) from discontinued operations and net income (loss) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at March 31, 2001 and 2000, respectively, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares totaled 172,380 with an average exercise price of $7.25 and 96,880 with an average exercise price of $8.44 for the three and six month periods ended March 31, 2001 and 2000, respectively.

                                            For the three-month period ended March 31,
                                      -------------------------------------------------------
                                                 2001                         2000
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 2,738,033     2,738,033       2,736,481     2,736,481

2.  Weighted average treasury
     shares outstanding                        (2)           (2)              -             -

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        88,973              -       128,294

4.  Exclusion of the weighted average
     of net additional shares
     outstanding assuming dilutive
     options and warrants exercised
     and proceeds used to purchase
     treasury stock as their
     inclusion would be anti-dilutive           -       (88,973)              -             -
                                      -----------   -----------     -----------   -----------

5.  Weighted average number of
     shares outstanding                 2,738,031     2,738,031       2,736,481     2,864,775
                                      ===========   ===========     ===========   ===========

6.  Income (loss) from
     continuing operations            $  (378,444)  $  (378,444)    $ 1,166,106   $ 1,166,106
                                      ===========   ===========     ===========   ===========

7.  Income (loss) from
     discontinued operations          $  (506,527)  $  (506,527)    $    39,648   $    39,648
                                      ===========   ===========     ===========   ===========

8.  Loss on disposal of
     discontinued operations          $  (675,416)  $  (675,416)    $         -   $         -
                                      ===========   ===========     ===========   ===========


9.  Net income (loss)                 $(1,560,387)  $(1,560,387)    $ 1,205,754   $ 1,205,754
                                      ===========   ===========     ===========   ===========

10. Earnings (loss) per share
     from continuing operations       $     (0.14)  $     (0.14)    $      0.43   $      0.41
                                      ===========   ===========     ===========   ===========

11. Earnings (loss)per share
     from discontinued operations     $     (0.43)  $     (0.43)    $      0.01   $      0.01
                                      ===========   ===========     ===========   ===========

12. Net earnings (loss) per share     $     (0.57)  $     (0.57)    $      0.44   $      0.42
                                      ===========   ===========     ===========   ===========




                                             For the six-month period ended March 31,
                                      -------------------------------------------------------
                                                 2001                         2000
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 2,737,860     2,737,860       2,732,310     2,732,310

2.  Weighted average treasury
     shares outstanding                        (1)           (1)            (46)          (46)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        85,620               -       132,262
                                      -----------   -----------     -----------   -----------

4.  Weighted average number of
     shares outstanding                 2,737,859     2,823,479       2,732,264     2,864,526
                                      ===========   ===========     ===========   ===========

5.  Income from continuing
     operations                       $   172,258   $   172,258     $ 2,076,209   $ 2,076,209
                                      ===========   ===========     ===========   ===========

6.  Income (loss) from
     discontinued operations          $  (894,435)  $  (894,435)    $   141,788   $   141,788
                                      ===========   ===========     ===========   ===========

7.  Loss on disposal of
     discontinued operations          $  (675,416)  $  (675,416)    $         -   $         -
                                      ===========   ===========     ===========   ===========


8.  Net income (loss)                 $(1,397,593   $(1,397,593)    $ 2,217,997   $ 2,217,997
                                      ===========   ===========     ===========   ===========

9.  Earnings (loss) per share
     from continuing operations       $     (0.06)  $     (0.06)    $      0.76   $      0.72
                                      ===========   ===========     ===========   ===========

10.  Earnings (loss) per share
     from discontinued operations     $     (0.57)  $     (0.55)    $      0.05   $      0.05
                                      ===========   ===========     ===========   ===========

11. Net earnings (loss) per share     $     (0.51)  $     (0.49)    $      0.81   $      0.77
                                      ===========   ===========     ===========   ===========



6.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income (loss) per the accompanying consolidated statements of operations to comprehensive income (loss) for the periods indicated:

                                      For the three months          For the six months
                                        ended March 31                ended March 31
                                    -------------------------    -------------------------
                                        2001          2000          2001           2000
                                    -----------   -----------    -----------   -----------
Net income (loss)                   $(1,560,387)  $ 1,205,754    $(1,397,593)  $ 2,217,997
Other comprehensive income:
 Unrealized holding gain (losses)
  from investments arising during
  the period, net of income taxes
  of $65,625, ($22,229), $62,211
  and $(6,666) respectively             109,375       (21,083)       103,688         4,854
                                    -----------   -----------    -----------   -----------
Comprehensive income (loss)          $(1,451,012)  $ 1,184,671    $(1,293,905)  $ 2,222,851
                                    ===========   ===========    ===========   ===========



7.  BUSINESS SEGMENTS:

AMCON has two reportable business segments; the wholesale distribution of consumer products and the retail sale of health and natural food products. The Company disposed of its health food distribution segment during the second quarter of fiscal 2001. Prior period segment data has been restated to conform to the current presentation. The segments are evaluated on revenues, operating income and income before taxes.

                                    Wholesale
                                   Distribution       Retail      Consolidated
                                   -------------   ------------   -------------

Quarter ended March 31, 2001:
Revenues                           $  92,663,785   $  8,575,770   $ 101,239,555
Operating income (loss)                  130,594       (140,878)        (10,284)
Income (loss) before taxes               (37,781)      (567,729)       (605,510)
Total assets                          31,942,823     20,706,351      52,649,174

Quarter ended March 31, 2000:
Revenues                           $  91,019,044   $  8,536,930   $  99,555,974
Operating Income                       1,867,877        449,000       2,316,877
Income before taxes                    1,743,066         87,569       1,830,635
Total assets, excluding
 discontinued operations              39,937,570     20,706,351      60,643,921

Six months ended March 31, 2001:
Revenues                           $ 186,219,528   $ 16,042,531   $ 202,262,059
Operating income (loss)                2,008,776       (434,070)      1,574,706
Income (loss) before taxes             1,549,122     (1,273,508)        275,614
Total assets                          31,942,823     20,706,351      52,649,174

Six months ended March 31, 2000:
Revenues                           $ 183,357,631   $ 16,814,439   $ 200,172,070
Operating Income                       3,467,428        900,807       4,368,235
Income before taxes                    3,128,026        164,923       3,292,949
Total assets, excluding
 discontinued operations              39,937,570     20,706,351      60,643,921



There are no intersegment sales between the two operating segments. Operating income (loss) and income (loss) before taxes from the retail segment include general corporate overhead expenses, which were previously allocated to the discontinued health food distribution operations but were not eliminated as a result of the sale.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As more fully described in Note 2 to the unaudited condensed consolidated financial statements, the Company completed the sale of its health food distribution business effective March 23, 2001. As a result, the Company's September 30, 2000 balance sheet and fiscal 2000 results have been restated to reflect the health food distribution business as discontinued operations. The discussions and figures below are based on the restated presentation.

Comparison of the three month and six month periods ended March 31, 2001 and March 31, 2000

Sales for the three months ended March 31, 2001 increased 1.7% to $101.2 million, compared to $99.6 million for the second quarter in prior fiscal year. Sales increase by business segment is as follows:

    Wholesale distribution         $ 1.6  million
    Retail health food stores        0.0  million
                                   -----
                                   $ 1.6  million
                                   =====

Sales from the wholesale distribution business increased by $1.6 million during the Q2 2001 over Q2 2000. Despite a 13% decline in carton volume, cigarette sales increased approximately $0.7 million over Q2 2000 as a result of two price increases. Sales of tobacco, confectionery and other products were higher than Q2 2000 by $0.9 or 4.3%. Sales growth during Q2 2001 was slowed by severe winter weather in the Midwest that inhibited travel and other outdoor activities, as well as by pricing strategies implemented by several competitors since the prior year.

Sales from the retail health food segment increased by $38,000 when compared to Q2 2000 primarily due to the addition of a new store in late fiscal 2000. Same store sales were down approximately 5.0% compared to Q2 2000. Increased competition by national chains who have opened stores in the same markets as the Company's stores and an overall softening of the natural food retail market over the past year as few new products have been developed have negatively impacted sales growth in the retail health food segment.

Sales for the six months ended March 31, 2001 increased 1.0% to $202.3 million, compared to $200.2 million for the same period in the prior fiscal year. Sales increase by business segment is as follows:


    Wholesale distribution         $ 2.9  million
    Retail health food stores       (0.8) million
                                   -----
                                   $ 2.1  million
                                   =====

Sales from the wholesale distribution business increased by $2.9 million for the six months ended March 31, 2001 as compared to the same period in the prior year. Despite an 8% decline in carton volume, cigarette sales increased approximately $2.3 million due to the impact of three price increases. Sales of tobacco, confectionery and other products were higher than the prior year by approximately $0.6 million or 1.4%. Sales growth for the first six months of the year was negatively impacted by the severe winter in the Midwest which inhibited traffic in customers' retail stores. In addition, pricing strategies implemented by several competitors since the prior year has also had a negative impact on sales.

Sales from the retail health food segment decreased by $0.8 million when compared to the prior year due to increased competition by national chains who have opened stores in the same markets as the Company's stores and an overall softening of the natural food retail market over the past year as few new products have been developed have negatively impacted sales growth in the retail health food segment.

Gross profit decreased 16.4% to $9.5 million for Q2 2001 from $11.4 million for Q2 2000. Gross profit as a percent of sales declined to 9.4% for Q2 2001 compared to 11.4% for Q2 2000. Gross profit by business segment is as follows (dollars in millions):

                                             Quarter ended
                                               March 31,
                                            ----------------    Incr/
                                             2001      2000     (Decr)
                                            ------    ------    -----
    Wholesale distribution                  $  6.0    $  7.7    $(1.7)
    Retail health food stores                  3.5       3.7     (0.2)
                                            ------    ------    -----
                                            $  9.5    $ 11.4    $(1.9)
                                            ======    ======    =====

The decreases in gross profit dollars and gross profit percentage in the wholesale distribution segment were primarily due to (1) a decrease in cigarette carton volume, which was partially offset by a price increase in Q2 2000 and two price increases subsequent to Q2 2000, (2) a favorable margin impact of approximately $0.7 million in Q2 2000 resulting from inventory levels at the time of the Q2 2000 price increase turning at a lower cost relative to the new sales price; and (3) a charge to cost of sales of $0.8 million to account for the increase in the LIFO reserve due to a significant increase in the Producer Price index utilized by the Company to compute its LIFO reserve.

The retail health food segment experienced a reduction in gross margin due to an overall decline in same store sales as compared to Q2 2000. Management is actively reviewing strategies to improve sales and gross profit in the retail segment, including evaluation of retail locations and promotional activities.

For the six months ended March 31, 2001, gross profit decreased 10.1% to $20.1 million from $22.4 million for the same period during the prior fiscal year. Gross profit as a percent of sales declined to 10.0% for the six month period ended March 31, 2001 compared to 11.2% for the six month period ended March 31, 2000. Gross profit by business segment is as follows (dollars in millions):

                                            Six months ended
                                                March 31,
                                            ----------------    Incr/
                                             2001      2000     (Decr)
                                            ------    ------    -----
    Wholesale distribution                  $ 13.6    $ 15.0    $(1.4)
    Retail health food stores                  6.5       7.4     (0.9)
                                            ------    ------    -----
                                            $ 20.1    $ 22.4    $(2.3)
                                            ======    ======    =====

The decrease in gross profit was primarily the result of (1) a Q2 2001 charge to cost of sales of $0.8 million to account for the increase in the LIFO reserve, which reduced margin by approximately $0.7 million relative to Q2 2000 and (2) reductions in incentive allowances from manufacturers due to a decline in cigarette carton volume over the first six months of the fiscal year as compared to the prior fiscal year. The retail health food segment experienced an overall decline in same store sales as compared to the same period of the prior fiscal year, which negatively impacted profits. Management is actively reviewing strategies to improve sales and gross profit in the retail health food segment, including evaluation of retail locations and promotional activities.

The reduction in the gross profit percentage was primarily attributable to the three price increases in cigarettes since Q2 2000 combined with the disproportional increase in the selling prices to our customers. In addition, the Producer Price index utilized by the Company to compute its LIFO reserve increased substantially during Q2 2000 as compared to increases in the index in prior quarters, thus requiring a charge to cost of sales of $0.8 million to increase the LIFO reserve accordingly.

Since 1993, sales of the Company's private label cigarettes have declined an average of 30% annually. This trend is primarily due to the decreased price differential between premium and major generic brands, including the Company's brands, and to the price of sub-generic brands being substantially less than the Company's brand. Sales of the Company's private label cigarettes were down by approximately 38% compared to the first six months of the prior year and the volume incentive payment related to those sales was $355,000 less than the first six months of the prior year. Management anticipates the volume of the Company's private label cigarettes will continue to decline over the next few years. Based on these estimates, gross profit from the sale of private label cigarettes could decrease by up to an additional $200,000 for the remainder of fiscal 2001.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 5.1% or approximately $0.5 million to $9.5 million for Q2 2001 compared to Q2 2000. The increase was primarily due to expenses associated with the retail health food business, which accounted for $0.4 million of the increase in operating expenses. Operating expenses incurred by this business segment increased due to the addition of a new store since Q2 2000 and additional administrative costs associated with the development of new retail business opportunities. As a percentage of sales, total operating expense increased to 9.4% from 9.1% during Q2 2000. This increase is primarily due to operating costs incurred by the retail health food business during Q2 2001. Operating expenses incurred by this business segment were approximately 43% of sales compared to 35% for Q2 2000.

For the six month period ended March 31, 2001, total operating expense increased 2.9% or approximately $0.5 million to $18.6 million compared to the same period in the prior fiscal year. The increase was primarily due to expenses associated with the retail health food business which accounted for $490,000 of the increase in operating expenses. Operating expenses incurred by this business segment increased due to the addition of a new store since the same period in the prior fiscal year and additional administrative costs associated with the development of new retail business opportunities. The wholesale distribution business experienced increases in general labor, delivery and fuel costs, as compared to the prior fiscal year. However, these costs were offset principally through a reduction in bad debt expense and other administrative expenses. As a percentage of sales, total operating expense increased to 9.2% from 9.0% during the same period in the prior fiscal year. This increase is primarily due to operating costs incurred by the retail health food business during the period. Operating expenses incurred by this business segment were approximately 43% of sales compared to 35% for the prior fiscal year.

As a result of the above, income from operations for Q2 2001 decreased by $2.3 million to a loss of $10,000. Income from operations for the six months ended March 31, 2001 decreased by $2.8 million to $1.6 million.

Interest expense for Q2 2001 increased 1.8% to approximately $633,000 compared to approximately $622,000 during Q2 2000. The increase was primarily due to interest expense attributable to the debt incurred to acquire an additional retail store and to provide advances to and investments in Hawaiian Natural Water Company ("HNWC"). Interest incurred for these purposes was approximately $44,000. Interest expense for the six months ended March 31, 2001 increased 9.8% to $1.3 million compared to $1.2 million for the same period in the prior fiscal year. The increase was primarily due to debt incurred to increase inventory levels in order to take advantage of manufacturer price incentives in Q1 2001, debt incurred to acquire an additional retail store and debt incurred to provide advances to and investments in HNWC. These items accounted for approximately $113,000, or 93%, of the increase in interest expense.

Other income for the three and six-month periods ended March 31, 2001 of approximately $38,000 and $48,000, respectively, was generated primarily by interest income and dividends received on investment securities.

As a result of the above factors, income (loss) from continuing operations for the three months ended March 31, 2001 was ($378,444) compared to $1,166,106 for the three months ended March 31, 2000. Income from continuing operations for the six months ended March 31, 2001 was $172,258, compared to $2,076,209 for the first six months of the prior year.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 2000, the distribution industry is in a state of consolidation. Competition and pressure on profit margins continue to affect both large and small distributors. The retail natural foods industry is highly fragmented, with more than 9,000 stores operated independently or as part of small chains.
The two leading natural food chains continue to expand their geographic markets and acquire smaller independent competitors. In addition, conventional supermarkets and mass market outlets have also begun to increase their emphasis on the sale of natural products. This business climate subjects operating income to a number of factors which are beyond the control of management, such as competing retail stores opening in close proximity to the Company's retail stores and manufacturers changing prices and promotional programs.

While the Company sells a diversified product line, it remains dependent on cigarette sales which represented approximately 71% of its revenue and 39% of its gross margin in the first six months of the fiscal year. Changes in manufacturers' cigarette pricing affects the market for generic and private label cigarettes and net income is heavily dependent upon sales of the Company's private label cigarettes and volume discounts received from manufacturers in connection with such sales. The Company continuously evaluates steps it may take to improve net income in future periods, including further acquisitions of other distributing companies and retail stores in similar business lines and further sales of assets that are no longer essential to its primary business activities such as investments in equity securities.

Investments at March 31, 2001 and September 30, 2000, respectively, consisted primarily of 70,000 shares of Consolidated Water Company Limited ("CWC"), a public company which is listed on NASDAQ. The Company's basis in the securities is $127,000 and the fair market value of the securities was $538,0000 and $499,000 on March 31, 2001 and September 30, 2000,
respectively. The unrealized gain on CWC shares was approximately $411,000 and $372,000 on March 31, 2001 and September 30, 2000, respectively. The fair market value of the CWC shares held on April 30, 2001 was $635,000.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2001, cash of $10.3 million was provided by operating activities primarily through reductions in accounts receivable and inventory and due to increases in accounts payable resulting from the Company taking advantage of extended payment terms offered by manufacturers. Cash of $6.8 million was generated from investing activities during the six- month period ended March 31, 2001 primarily due to proceeds received from the sale of the health food distribution business, offset by r an additional investment of $400,000 in notes receivable from HNWC, a $300,000 equity investment in HNWC and for capital expenditures of approximately $0.7 million. Cash of $17.2 million was utilized in financing activities to reduce the revolving credit facilities and long-term debt and for payment of dividends to stockholders.

The Company had working capital of approximately $18.6 million as of March 31, 2001 compared to $27.0 million as of September 30, 2000. The Company's debt to equity ratio was 2.42 at March 31, 2001 compared to 3.33 at September 30, 2000.

The Company maintains a revolving credit facility that allows the Company to borrow up to $25 million at any time, subject to eligible accounts receivable and inventory requirements, and provides for an additional $1.5 million facility to be used for transportation equipment purchases. The facility was amended in November 2000 to increase the borrowing limit to $30 million for a six-month period. The facility bears interest at the bank's base rate ("Prime") less 0.5% or LIBOR plus 1.75%, as selected by the Company. As of March 31, 2001, the Company had borrowed approximately $11.7 million under the facility. The facility is collateralized by all equipment, general intangibles, inventories and accounts receivable. The facility expires on February 25, 2002. All borrowings under the facility have been classified as long-term based on expected borrowing levels.

The Company is renegotiating its revolving credit facility up to $55 million in connection with the pending acquisition of Merchants Wholesale Inc.

The Company maintained a second revolving credit facility used to provide capital to the health and natural foods distribution business and a term loan from a bank used to finance the purchase of a Florida health and natural foods distributor in November 1998. The revolving credit facility and the term loan were repaid in full during the second quarter with proceeds received from the sale of the assets of the health and natural foods distribution business during the second quarter.

The Company has an outstanding term loan from a bank which was used to finance the purchase of the common stock of Food For Health Co., Inc. (the "Acquisition Loan"). The Acquisition Loan has a term of five years, bears interest at Prime less 0.5% or LIBOR plus 1.75%, as selected by AMCON, and requires monthly payments equal to accrued interest plus principal payments of $85,096, which began in August 1998. As of March 31, 2001, the outstanding balance of the Acquisition Loan was $1.7 million.

In September 1999, borrowings under an 8% Convertible Subordinated Note (the "Convertible Note") and a Collateralized Promissory Note (the "Collateralized Note"), in addition to borrowings under the revolving credit facility were used to purchase all of the common stock of HFA. Both the Convertible Note and the Collateralized Note have five-year terms and bear interest at 8% per annum. Principal on the Convertible Note is due in a single payment at maturity. Principal on the Collateralized Note is payable in installments of $800,000 per year with the balance due at maturity. The Collateralized Note is collateralized by a pledge of the stock of HFA. The principal balance of the Convertible Note may be converted into stock of FFH under circumstances set forth in the Convertible Note. As of March 31, 2001, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $7.2 million, respectively.

In November 1999, borrowings under a $220,000 subordinated note (the "MDF Note") were used to purchase the assets of MDF Health, Inc. ("MDF"). The MDF Note has a term of 3 years and bears interest at 8% per annum. Principal and
interest payments are due monthly.   As of March 31, 2001, the outstanding
balances of the MDF Note was $168,300.

In August 2000, borrowings of $600,000 under the revolving credit facility were utilized, in addition to $300,000 under a subordinated note (the "TINK Note"), to purchase all of the outstanding common stock of TINK, Inc. The TINK Note has a term of 5 years and bears interest at 7% per annum. Interest payments are due monthly with annual principal payments ranging from $40,000 to $80,000. As of March 31, 2001, the outstanding balance of the TINK Note was $260,000.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the revolving credit facility, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable future working capital and capital expenditure requirements associated with existing operations.


ACQUISITIONS AND DISPOSITIONS

Effective March 23, 2001, the Company's subsidiary, Food For Health Co., Inc., completed the sale of the assets of its health food distribution business for $10.3 million, subject to certain adjustments. The purchase price was paid in cash and the assumption by the purchaser of approximately $2.1 million in indebtedness. The sale resulted in a pre-tax loss of approximately $1.1 million ($675,000 after taxes). This loss includes an accrual for estimated costs, including rent and related expenses associated with the remaining lease commitments on the two distribution facilities that were retained by the Company of $2.5 million and contractual consulting agreements of $445,000, which will provide no future economic benefit to the Company. The Company is actively seeking tenants to sublease the facilities for the remainder of the lease terms. Any differences between these expense estimates and their actual settlement will change the loss accordingly. In connection with the sale of the health food distribution business, the Company also entered into a 5 year supply agreement with the purchaser underwhich the purchaser will supply products to the Company's retail health food stores at market prices.

The sale of the Company's health food distribution business has been reflected as discontinued operations in the unaudited condensed consolidated financial statements in accordance with APB No. 30. Revenues from the discontinued operations, which have been excluded from income from continuing operations in the accompanying unaudited condensed consolidated statements of operations for the three and six month periods ended March 31, 2001 and 2000, are presented below. The effects of the discontinued operations on net income (loss) and per share data are reflected within the accompanying unaudited condensed consolidated statements of operations.

                             Three months ended               Six months ended
                                   March 31,                      March 31,
                          --------------------------     ---------------------------
                              2001          2000            2001            2000
                          -----------   ------------     ------------   ------------
Revenue                   $ 7,964,084   $ 12,180,140    $ 16,192,858    $ 23,607,804


On February 8, 2001, the Company entered into an agreement to purchase substantially all of the distribution business and assets of Merchants Wholesale, Inc. ("Merchants") located in Quincy, IL. In addition, the Company has agreed to a 206,000 square foot building currently occupied by Merchants. The transaction is scheduled to close in May 2001 pending bank financing approvals. The purchase price will be based on assets held at the closing date and is estimated to be between $40 and $45 million, including the real estate. The transaction will be accounted for using the purchase method of accounting. Merchants operates through eight states as a wholesale distributor of consumers products consistent with the Company's current distribution business. Merchant's distribution territory is within and contiguous to the Company's current distribution business territory.

It is anticipated that funding for the Merchants acquisition will be provided through borrowings under a revolving credit facility, which is in the process of being negotiated to accommodate the additional business. Funding for the real estate and building will be provided by a term loan from a bank, which is also being negotiated.

In November 2000, the Company entered into a merger agreement with Hawaiian Natural Water Company, Inc. (OTC: HNWC), pursuant to which HNWC would be merged with and into, and thereby become, a wholly-owned subsidiary of the Company. As a result, the Company will issue between 358,168 and 477,558 shares of its common stock to HNWC shareholders, representing between 11.6% and 14.9% of the Company's outstanding shares after giving effect to the merger. The ultimate purchase price will be determined based on the Company's stock price at the closing of the transaction. Based on the Company's closing stock price on April 30, 2001, the maximum purchase price would be $3.2 million (excluding the $750,000 advanced to HNWC through March 31, 2001 and recorded as notes receivable in the accompanying unaudited condensed consolidated balance sheet at March 31, 2001).

The Company has provided HNWC with certain interim debt financing pending the consummation of the merger. HNWC is currently experiencing recurring operating losses and negative cash flows from operations; therefore, the Company loaned HNWC $350,000 in September 2000 and $400,000 in October 2000 for a total of $750,000 to be used for working capital and other general corporate purposes, including redemption of outstanding preferred stock. The loan is evidenced by promissory notes, bearing interest at the rate of 10% per annum, due on May 31, 2001, which are secured by substantially all of HNWC's assets. In the event that the merger agreement is terminated for any reason or HNWC defaults on its obligations under the notes, the Company will be entitled to convert the notes into Series C Convertible Preferred Stock which, among other things, would entitle the Company to elect a majority of HNWC's Board of Directors. The notes are also convertible upon 61 days' advance notice from the Company into HNWC common stock at the same exchange ratio as in the merger. Due to the anticipated acquisition of HNWC and management's belief that the notes will not be paid within the next 12 months, the notes have been classified as noncurrent as of March 31, 2001.
In January 2001, the Company invested an additional $300,000 in HNWC in exchange for 750,000 shares of common stock at substantially the same exchange ratio as provided for in the merger agreement. The investment represents an ownership interest of approximately 9.5% in HNWC and, accordingly, has been accounted for under the cost method. In addition, in February 2001, the Company agreed to obtain, and placed orders for, certain water bottling equipment to be utilized by HNWC in order to increase production capacity to achieve its growth targets. The estimated commitment under this operating lease is approximately $2.4 million over 8 years. The Company will sublease this equipment to HNWC under similar terms. While there is no commitment to do so, the Company may consider negotiating future financing needs as they arise.

The merger is expected to qualify as a tax-free reorganization and to be recorded on the Company's books using the purchase method of accounting. The merger is subject to various conditions, including the effectiveness of a registration statement covering the AMCON shares to be issued in the merger, the listing of such shares on AMEX and the approval of the HNWC stockholders. It is expected that the merger will be consummated in the fourth quarter of fiscal 2001.

The Company anticipates that the interest rate spread on its revolving credit facilities will increase as a result of higher level of borrowings related to these acquisitions.


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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's exposure to market risk relates primarily to its investment in the common stock of Consolidated Water Company, a public company traded on the NASDAQ National Market system, and for changes in interest rates on its long-term obligations. At March 31, 2001, the Company held 70,000 shares of common stock of Consolidated Water Company valued at $538,000. The Company values this investment at market and records price fluctuations in equity as unrealized gain or loss on investments. At March 31, 2001, the Company had $13.4 million of variable rate debt outstanding, with maturities through May 2004. The interest rates on this debt ranged from 7.1% to 8.5% at March 31, 2001. The Company has the ability to select the bases on which its variable interest rates are calculated and may select an interest rate based on its lender's base interest rate or based on LIBOR. This provides management with some control of the Company's variable interest rate risk. The Company estimates that its annual cash flow exposure relating to interest rate risk based on its current borrowings is approximately $83,000 for each 1% change in its lender's prime interest rate or LIBOR, as applicable.

The Company is also exposed to market risk through its investment in $750,000 of convertible notes receivable from HNWC. The notes are recorded at amortized cost, accrue interest at 10% per annum and mature on May 31, 2001. The original due date of March 31, 2001 was extended to May 31, 2001. The notes are convertible into HNWC common stock. Market increases in interest rates and in HNWC's stock price could increase the likelihood that such notes would be converted. Alternatively, market decreases in interest rates and HNWC's stock price could decrease the likelihood of conversion. Likewise, market changes in HNWC's stock price and interest rates impact the fair value of the convertible note receivable.




PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on March 9, 2001 for the purpose of electing three directors and ratifying the appointment of its auditors.

The following sets forth the results of the election of directors:

NAME OF NOMINEE           FOR                 WITHHELD
William F. Wright      2,443,510  99.7%        7,790    0.3%
Jerry Fleming          2,443,505  99.7%        7,795    0.3%
William R. Hoppner     2,443,511  99.7%        7,789    0.3%

There was no solicitation in opposition to the nominees proposed to be elected by the Stockholders in the Proxy Statement. In addition to the directors elected at the Annual Meeting, the following directors continued their term of office: Kathleen M. Evans, J. Tony Howard, Timothy R. Pestotnik and Allen D. Petersen.

The ratification of the appointment of PricewaterhouseCoopers as independent auditors for the Company for the fiscal year ending September 28, 2001 was approved by the Stockholders with 2,450,539 votes FOR (100.0%), 500 votes AGAINST, and 261 votes ABSTAINED OR BROKER NON-VOTES.

Further information regarding these matters is contained in the Company's Proxy Statement dated February 13, 2001.


Item 6.   Exhibits and Reports on Form 8-K

(a) EXHIBITS



       2.1 Stock Purchase Agreement dated February 24, 1999, between Food For Health Company, Inc. ("FFH"), Chamberlin Natural Foods, Inc. ("Chamberlin") and its shareholders (incorporated by reference to Exhibit 2.2 of AMCON's Quarterly Report on Form 10-Q filed on May 10, 1999)

       2.2 Stock Purchase Agreement dated August 30, 1999, by and among Food For Health Company, Inc., Health Food Associates, Inc. and its shareholders (incorporated by reference to Exhibit 2.1 of AMCON's Current Report of Form 8-K filed on September 30, 1999)

       2.3 Second Amended and Restated Agreement and Plan of Merger dated January 30, 2001 by and between AMCON Distributing Company, AMCON Merger Sub, Inc. and Hawaiian Natural Water Company Inc. (incorporated by reference to Exhibit 2.4 of AMCON's Quarterly Report on Form 10-Q filed on February 12, 2001)

       2.4 Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. dated March 8, 2001 (incorporated by reference to
             Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

       2.5 Amendment to Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. effective March 23, 2001 (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

       3.1 Restated Certificate of Incorporation of the Company, as amended March 19, 1998 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of AMCON's Registration Statement on Form S-1 (Registration
             No. 33-82848) filed on August 15, 1994)

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

       10.9 Unconditional Guarantee, dated February 25, 1998, between the Company and LaSalle National Bank (incorporated by reference to
             Exhibit 10.12 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       10.10 8% Convertible Subordinated Note, dated September 15, 1999 by and between Food For Health Company Inc. and Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.1 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.11 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.12 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to
              Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.13 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

       10.14 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.15 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit
              10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

       10.16 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit
              10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

       10.17 Employment Agreement, dated May 22, 1998, between the Food For Health Co., Inc. and Jerry Fleming (incorporated by reference to Exhibit 10.16 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 5 to the financial statements included in
             Item 1 of Part I herein)

(b)    REPORTS ON FORM 8-K

       The Company filed a Current Report on Form 8-K under Item 5 on March 6, 2001 announcing the execution of an agreement to purchase substantially all of the distribution business and assets of Merchants Wholesale Inc.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     May 14, 2001            Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     May 14, 2001            Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer