Form 10-Q
period 2001-06-30
AMCON DISTRIBUTING CO
filed 2001-08-13
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

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

                        Yes     X      No
                             -------       -------
The Registrant had 2,738,524 shares of its $.01 par value common stock outstanding as of July 31, 2001.



                                                                Form 10-Q
                                                               3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          ---------------------
          Condensed consolidated balance sheets at
          June 30, 2001 and at September 30, 2000                         3

          Condensed consolidated statements of operations
          for the three and nine-month periods ended
          June 30, 2001 and June 30, 2000                                 4

          Condensed consolidated statements of cash flows
          for the nine-month periods ended June 30, 2001
          and June 30, 2000                                               5

          Notes to unaudited condensed consolidated
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     23


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               24




PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                              AMCON Distributing Company
                         Condensed Consolidated Balance Sheets
                         June 30, 2001 and September 30, 2000
---------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                           June 30,        September 30,
                                                             2001              2000
                                                        -------------      -------------
                  ASSETS
Current assets:
  Cash                                                  $   1,051,626       $    613,158
  Accounts receivable, less allowance for
   doubtful accounts of $684,049 and $329,069              35,873,042         16,703,983
  Inventories                                              29,684,879         22,122,674
  Deferred income taxes                                     1,122,058            332,959
  Current assets of discontinued operations                         -         10,709,284
  Other                                                       654,642            447,754
                                                        -------------       ------------
          Total current assets                             68,386,247         50,929,812

Fixed assets, net                                          15,136,561          4,870,093
Notes receivable                                            1,250,000            350,000
Investments                                                 1,068,168            509,162
Deferred income taxes                                         266,728                  -
Non-current assets of discontinued operations                       -          3,902,433
Other assets                                               16,597,133         12,434,011
                                                        -------------       ------------
                                                        $ 102,704,837       $ 72,995,511
                                                        =============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  22,458,882       $  6,610,358
  Accrued expenses                                          4,898,500          2,600,258
  Income taxes payable                                              -                  -
  Current liabilities of discontinued operations                    -         10,923,756
  Current portion of long-term debt                         1,289,178          2,860,030
  Current portion of subordinated debt                        868,721            912,694
                                                        -------------       ------------
          Total current liabilities                        29,515,281         23,907,096
                                                        -------------       ------------

Other liabilities                                           1,139,412            338,290
Non-current liabilities of discontinued operations                  -          1,145,868
Long-term debt, less current portion                       50,234,612         22,004,116
Subordinated debt, less current portion                     6,472,792          8,745,236
Commitments

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                             -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 2,738,304 and 2,737,551
    issued, respectively                                       27,383             27,376
  Additional paid-in capital                                4,123,086          4,121,981
  Unrealized gain on investments available-for-sale,
    net of $191,194 and $139,482 tax                          315,111            228,924
  Retained earnings                                        10,877,160         12,476,624
                                                        -------------       ------------
Total shareholders' equity                                 15,342,740         16,854,905
                                                        -------------       ------------
                                                        $ 102,704,837       $ 72,995,511
                                                        =============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                               AMCON Distributing Company
                     Condensed Consolidated Statements of Operations
             for the three and nine months ended June 30, 2001 and 2000
                                       (Unaudited)
------------------------------------------------------------------------------------
                                     For the three months           For the nine months
                                       ended June 30                   ended June 30
                                   ---------------------------    ---------------------------
                                       2001           2000            2001            2000
                                   ------------   ------------    -------------   -----------
Sales (including excise taxes
 of $26.3 million and $18.8
 million, and $59.2 million
 and $52.1 million, respectively)  $153,662,344   $105,950,999     $355,924,403   $306,123,069
Cost of sales                       141,441,141     95,444,465      323,577,307    273,225,403
                                   ------------   ------------     ------------   ------------
     Gross profit                    12,221,203     10,506,534       32,347,096     32,897,666

Selling, general and
 administrative  expenses            10,800,560      9,055,589       28,235,894     25,902,037
Depreciation and amortization           644,967        457,800        1,760,820      1,634,249
                                   ------------   ------------     ------------   ------------
                                     11,445,527      9,513,389       29,996,714     27,536,286
                                   ------------   ------------     ------------   ------------

   Income from operations               775,676        993,145        2,350,382      5,361,380

Other expense (income):
  Interest expense                      765,620        581,539        2,112,936      1,808,111
  Other income, net                    (125,000)    (1,940,187)        (173,224)    (2,091,473)
  Equity in loss of
   unconsolidated affiliate              38,042              -           38,042              -
                                   ------------   ------------     ------------   ------------
                                        678,662     (1,358,648)       1,977,754       (283,362)
                                   ------------   ------------     ------------   ------------

Income from continuing
 operations before income taxes          97,014      2,351,793          372,628      5,644,742

Income tax expense                       52,396        820,292          155,752      2,037,032
                                   ------------   ------------     ------------   ------------

Income from continuing
 operations                              44,618      1,531,501          216,876      3,607,710

Loss from discontinued
 operations, net of income
 tax benefit of $88,630,
 $551,298 and $5,357                          -       (150,910)        (894,435)        (9,122)

Loss on disposal of discontinued
 operations, net of income tax
 benefit of $411,350                          -              -         (675,416)             -
                                   ------------   ------------     ------------   ------------

Net income (loss)                  $     44,618   $  1,380,591     $ (1,352,975)  $  3,598,588
                                   ============   ============     ============   ============

Earnings (loss) per share
 from continuing operations:
  Basic                            $       0.02   $       0.56     $       0.08   $       1.32
  Diluted                          $       0.02   $       0.54     $       0.08   $       1.26

Earnings (loss) per share
 from discontinued operations:
  Basic                            $          -   $      (0.06)    $      (0.57)  $      (0.00)
  Diluted                          $          -   $      (0.05)    $      (0.56)  $      (0.00)

Net earnings (loss) per share:
  Basic                            $       0.02   $       0.50     $      (0.49)  $       1.32
  Diluted                          $       0.02   $       0.49     $      (0.48)  $       1.26


Weighted average shares
 outstanding:
  Basic                               2,738,231      2,737,333        2,737,983      2,733,954
  Diluted                             2,831,433      2,845,101        2,826,207      2,858,725


The accompanying notes are an integral part of these condensed consolidated financial statements.




                           AMCON Distributing Company
                   Condensed Consolidated Statements of Cash Flows
                  for the nine months ended June 30, 2001 and 2000
                                   (Unaudited)
---------------------------------------------------------------------------------
                                                         2001            2000
                                                     ------------    ------------
Net cash provided by operating activities            $ 13,983,622    $  3,605,592
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                            (1,220,207)       (607,247)
  Proceeds from sales of fixed assets                       1,350       1,945,413
  Advances under notes receivable                        (900,000)              -
  Purchase of common stock in HNWC                       (300,000)              -
  Proceeds from sales of available-for-sale
   securities                                                   -          92,260
  Proceeds from disposal of discontinued
   operations, net of cash expenditures                 8,200,641               -
  Acquisitions, net of cash acquired                  (36,344,144)              -
                                                     ------------    ------------

  Net cash (used in) investing activities             (30,562,360)      1,430,426
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                            720,000               -
  Proceeds from bank credit agreement
   for acquisition                                     36,344,144               -
  Net (payments) on bank credit agreement             (16,141,430)     (5,153,192)
  Payments on long-term debt and
   subordinated debt                                   (3,354,289)       (626,619)
  Payment of debt issue costs                            (305,846)              -
  Dividends paid                                         (246,429)       (208,042)
  Proceeds from exercise of stock options                   1,141          20,262
  Purchase of treasury stock                                  (85)              -
                                                     ------------    ------------
  Net cash (used in) financing activities              17,017,206      (5,967,591)
                                                     ------------    ------------

Net increase (decrease) in cash                           438,468        (931,573)

Cash, beginning of period                                 613,158       1,646,133
                                                     ------------    ------------

Cash, end of period                                  $  1,051,626    $    714,560
                                                     ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.




                          AMCON Distributing Company
       Notes to Unaudited Condensed Consolidated Financial Statements
                           June 30, 2001 and 2000
-----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of AMCON Distributing Company and its subsidiaries ("AMCON" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended September 30, 2000, which are included in the Company's Annual Report to Stockholders filed with Form 10-K. Results for the interim period are not necessarily indicative of results to be expected for the entire year. Additionally, the Company completed its purchase of the distribution business and net assets of Merchants Wholesale, Inc. on June 1, 2001. As more fully described in Note 2 to the unaudited condensed consolidated financial statements, the Company completed the sale of its health food distribution business effective March 23, 2001. As a result, the Company's September 30, 2000 balance sheet and fiscal 2000 results have been restated to reflect the health food distribution business as discontinued operations.

AMCON's fiscal third quarters ended on June 29, 2001 and June 23, 2000, respectively. For convenience, the fiscal quarters have been indicated as June 30. Each three and nine-month period ended comprised 13 weeks and 39 weeks, respectively.


2.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES:

Health Food Distribution Business
---------------------------------
Effective March 23, 2001, the Company's subsidiary, Food For Health Co., Inc., completed the sale of the assets of its health food distribution business for $10.3 million, subject to certain adjustments. The purchase price was paid in cash and the assumption by the purchaser of approximately $2.1 million in indebtedness. The sale resulted in a pre-tax loss of approximately $1.1 million ($675,000 after taxes). This loss includes an accrual for estimated costs, including rent and related expenses associated with the remaining lease commitments on the two distribution facilities that were retained by the Company of $2.5 million and contractual consulting agreements of $445,000, which will provide no future economic benefit to the Company. The Company is actively seeking tenants to sublease the facilities for the remainder of the lease terms. Any differences between these expense estimates and their actual settlement will change the loss accordingly. In connection with the sale of the health food distribution business, the Company also entered into a 5 year supply agreement with the purchaser under which the purchaser will supply products to the Company's retail health food stores at market prices.

The sale of the Company's health food distribution business has been reflected as discontinued operations in the unaudited condensed consolidated financial statements in accordance with APB No. 30. Revenues from the discontinued operations, which have been excluded from income from continuing operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine-month periods ended June 30, 2001 and 2000, are presented below. The effects of the discontinued operations on net income (loss) and per share data are reflected within the accompanying unaudited condensed consolidated statements of operations.

                             Three months ended               Nine months ended
                                   June 30,                      June 30,
                          --------------------------     ---------------------------


                              2001          2000            2001            2000
                          -----------   ------------     ------------   ------------
Revenue                   $         -   $  9,933,329     $ 13,704,844   $ 33,541,133



Merchants Wholesale, Inc.
-------------------------
On June 1, 2001, the Company completed the acquisition of substantially all of the distribution business and net assets of Merchants Wholesale, Inc. ("Merchants") located in Quincy, IL. In addition, the Company purchased a 206,000 square foot building occupied by Merchants and owned by Merchants' sole shareholder. The net purchase price of $36.7 million, net of assumed liabilities of $6.0 million, was based on assets held at the closing date, including the real estate. Funding for the acquisition was provided as follows: $27.0 million through borrowings under a revolving loan agreement with LaSalle National Bank (the "Revolving Loan"); $6.3 million through a real estate loan with Gold Bank (the "Real Estate Loan"); and $3.4 million of deferred payment to the sole stockholder of MWI. Costs and expenses associated with the acquisition were paid from AMCON's Revolving Loan proceeds. The Revolving Loan is secured by all of AMCON's assets, excluding real estate. The Real Estate Loan is secured by AMCON's two owned distribution facilities.

The transaction was accounted for using the purchase method of accounting under which the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The portion of the purchase price in excess of the fair value of the net assets acquired to be allocated to goodwill and other identifiable assets is currently estimated to be approximately $4.1 million and $0.3 million, respectively. The goodwill is currently being amortized over 25 years, while the identifiable intangible asset, represented by a noncompete agreement with the sole shareholder of Merchants, is being amortized over the period covered by the agreement of four years. On October 1, 2001, the Company intends to early adopt the guidance under the newly issued Statement of Financial Accounting Standards No. 142 and the remaining unamortized goodwill asset will no longer be amortized. The carrying value of the goodwill will then be reviewed for impairment and written down and charged to the results of operations if and when the impairment recognition criteria is met and the recorded value of the asset exceeds its measured fair value. It is the Company's intention to more fully evaluate the fair value, classification and useful lives of the acquired net assets, including the intangible assets, and, as a result, the final allocation of the purchase price to the intangible assets acquired may ultimately differ from that recorded as of June 30, 2001. The Company intends to have the evaluation of fair value, and therefrom, the purchase price allocation completed by September 30, 2001.

Operating results for the Merchants acquisition are included in the accompanying condensed consolidated statement of operations from the acquisition date. The following presents pro forma unaudited condensed consolidated revenues, net income from continuing operations and net income per share for the nine months ended June 30, 2001 and 2000 as if the acquisition of the distribution business and the net assets of Merchants occurred on October 1, 2000 and 1999, respectively.

                                        Nine months ended
                                   -----------------------------
                                      June 30,        June 30,
                                        2001            2000
                                   -------------   -------------
     Sales                         $ 664,268,399   $ 628,276,249
     Net income from continuing
      operations                   $    (202,414)  $   3,767,199
     Net income                    $  (1,772,264)  $   3,758,077
     Earnings per share:
      Basic                        $       (0.65)  $        1.37
      Diluted                      $       (0.65)  $        1.31

The pro forma information provided above is based on assumptions that management deems appropriate, but does not purport to be indicative of the results that would have actually occurred had the acquisition taken place on October 1, 2000 and 1999, respectively.

Hawaiian Natural Water Company, Inc.
------------------------------------
In November 2000, the Company entered into a merger agreement with Hawaiian Natural Water Company, Inc. (OTC: HNWC), pursuant to which HNWC would be merged with and into, and thereby become, a wholly-owned subsidiary of the Company. As a result, the Company will issue between 358,168 and 477,558 shares of its common stock to HNWC shareholders, representing between 11.6% and 14.9% of the Company's outstanding shares after giving effect to the merger. The ultimate purchase price will be determined based on the Company's stock price at the closing of the transaction. Based on the Company's closing stock price on July 31, 2001, the maximum purchase price would be $2.7 million (excluding the $750,000, but including the $500,000, advanced to HNWC through June 30, 2001 and recorded as notes receivable and the $300,000 recorded as an investment in the accompanying unaudited condensed consolidated balance sheet at June 30, 2001).

The Company has provided HNWC with certain interim debt financing pending the consummation of the merger. HNWC is currently experiencing recurring operating losses and negative cash flows from operations; therefore, the Company loaned HNWC $350,000 in September 2000 and $400,000 in October 2000 for a total of $750,000 (the "$750,000 Notes") to be used for working capital and other general corporate purposes, including redemption of outstanding preferred stock. The loan is evidenced by promissory notes, bearing interest at the rate of 10% per annum, due on September 30, 2001 (the original due date was March 31, 2001), which are secured by substantially all of HNWC's assets.

In February 2001, the Company invested an additional $300,000 in HNWC in exchange for 750,000 shares of common stock at substantially the same exchange ratio as provided for in the merger agreement. The investment represents an ownership interest of approximately 9.5% in HNWC and, accordingly, was accounted for under the cost method through the end of Company's quarter ended March 31, 2001.

In February 2001, the Company agreed to obtain, and placed orders for, certain water bottling equipment to be utilized by HNWC in order to increase production capacity to achieve its growth targets. The estimated commitment under this operating lease is approximately $2.6 million over 8 years. The Company will sublease this equipment to HNWC under similar terms.

In June 2001, the Company loaned HNWC an additional $500,000, which loan is evidenced by a promissory note bearing interest at the rate of 10% per annum, due on September 30, 2001, and which is also secured by substantially all of HNWC's assets (the "$500,000 Note"). In the event that the merger agreement is terminated for any reason or HNWC defaults on its obligations under the $750,000 Notes or the $500,000 Note, the Company will be entitled to convert all of those notes into Series C Convertible Preferred Stock which, among other things, would entitle AMCON to elect a majority of HNWC's Board of Directors. The $750,000 notes are also convertible upon 61 days' advance notice into HNWC's common stock at the same exchange ratio as in the merger. The $500,000 Note is convertible at any time at AMCON's election into HNWC's common stock at a conversion ratio of $0.40 per share and gives the Company a beneficial ownership interest of approximately 22% in HNWC.

While there is no commitment to do so, the Company may consider negotiating future financing needs as they arise. However, given the continued funding of HNWC in the Company's quarter ended June 30, 2001 through the issuance of the $500,000 Note, AMCON management believes that it has the ability to exercise significant influence over the operating and financial policies of HNWC. Accordingly, the Company has adopted the equity method of accounting for its investment in HNWC in the 3rd quarter ended June 30, 2001. The effect of adopting equity accounting on the carrying value of the common stock in HNWC and the results of operations as of, and for, the Company's second quarter ended March 31, 2001, the quarter in which the HNWC common stock investment was made, is immaterial. The charge to the Company's third quarter results to record its equity in the losses of HNWC from the initial common stock investment date is $38,042.

The 750,000 shares purchased in February 2001 and the 1,250,000 shares receivable by AMCON upon conversion of the $500,000 Note will participate in the consideration to be received by HNWC stockholders in the merger (the "Merger Consideration"). Any shares receivable by AMCON upon conversion of the $750,000 Notes will not participate in the merger consideration. Due to the anticipated acquisition of HNWC and management's belief that the notes will not be paid within the next 12 months, the notes have been classified as noncurrent as of June 30, 2001.

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


3.  INVENTORIES:

Inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers. Effective in fiscal 1999, the Company changed the method of accounting for inventory from the first-in, first-out ("FIFO") method to the last-in, first-out ("LIFO") method. LIFO inventories at June 30, 2001 were approximately $3.9 million less than the amount of such inventories valued on a FIFO basis.


4.  DIVIDENDS:

The Company paid cash dividends totaling $0.03 per share during the quarter ended June 30, 2001.


5.  EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is calculated by dividing income from continuing operations, loss from discontinued operations and net income (loss) by the weighted average common shares outstanding for each period. Diluted earnings (loss) per share is calculated by dividing income from continuing operations, loss from discontinued operations and net income (loss) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at June 30, 2001 and 2000, respectively, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares totaled 172,380 with an average exercise price of $7.25 for the three and nine months ended June 30, 2001, 168,200 shares with an average exercise price of $7.39 for the three months ended June 2000 and 129,700 shares with an average exercise price of $7.76 for the nine months ended June 30, 2000.

                                            For the three-month period ended June 30,
                                      -------------------------------------------------------
                                                 2001                         2000
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 2,738,242     2,738,242       2,737,337     2,737,337

2.  Weighted average treasury
     shares outstanding                       (11)          (11)             (4)           (4)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        93,202              -        107,768
                                      -----------   -----------     -----------   -----------

4.  Weighted average number of
     shares outstanding                 2,738,231     2,831,433       2,737,333     2,845,101
                                      ===========   ===========     ===========   ===========

5.  Income from continuing
     operations                       $    44,618   $    44,618     $ 1,531,501   $ 1,531,501
                                      ===========   ===========     ===========   ===========

6.  Loss from discontinued
     operations                       $         -   $         -     $  (150,910)  $  (150,910)
                                      ===========   ===========     ===========   ===========


7.  Net income                        $    44,618   $    44,618     $ 1,380,591   $ 1,380,591
                                      ===========   ===========     ===========   ===========

8.  Earnings per share from
     continuing operations            $      0.02   $      0.02     $      0.56   $      0.54
                                      ===========   ===========     ===========   ===========

9.  Loss per share from
     discontinued operations          $         -   $         -     $     (0.06)  $     (0.05)
                                      ===========   ===========     ===========   ===========

10. Net earnings per share            $      0.02   $      0.02     $      0.50   $      0.49
                                      ===========   ===========     ===========   ===========



                                             For the nine-month period ended June 30,
                                      -------------------------------------------------------
                                                 2001                         2000
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 2,737,988     2,737,988       2,733,955     2,733,955

2.  Weighted average treasury
     shares outstanding                        (5)           (5)             (1)           (1)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        88,224               -       124,771
                                      -----------   -----------     -----------   -----------

4.  Weighted average number of
     shares outstanding                 2,737,983     2,826,207       2,733,954     2,858,725
                                      ===========   ===========     ===========   ===========

5.  Income from continuing
     operations                       $   216,876   $   216,876     $ 3,607,710   $ 3,607,710
                                      ===========   ===========     ===========   ===========

6.  Loss from discontinued
     operations                       $  (894,435)  $  (894,435)    $    (9,122)  $    (9,122)
                                      ===========   ===========     ===========   ===========

7.  Loss on disposal of
     discontinued operations          $  (675,416)  $  (675,416)    $         -   $         -
                                      ===========   ===========     ===========   ===========


8.  Net income (loss)                 $(1,352,975)  $(1,352,975)    $ 3,598,588   $ 3,598,588
                                      ===========   ===========     ===========   ===========

9.  Earnings per share from
     continuing operations            $      0.08   $      0.08     $      1.32   $      1.26
                                      ===========   ===========     ===========   ===========

10. Loss per share from
     discontinued operations          $     (0.57)  $     (0.56)    $         -   $         -
                                      ===========   ===========     ===========   ===========

11. Net earnings (loss) per share     $     (0.49)  $     (0.48)    $      1.32   $      1.26
                                      ===========   ===========     ===========   ===========



6.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income (loss) per the accompanying consolidated statements of operations to comprehensive income (loss) for the periods indicated:

                                      For the three months          For the nine months
                                         ended June 30                 ended June 30
                                    -------------------------    -------------------------
                                        2001          2000          2001           2000
                                    -----------   -----------    -----------   -----------
Net income (loss)                   $    44,618   $ 1,380,591    $(1,352,975)  $ 3,598,588
Other comprehensive income:
 Unrealized holding gain (losses)
  arising from investments during
  the period, net of income taxes
  of $(10,499), $17,956, $51,712
  and $19,783, respectively             (17,501)       29,926         86,188        32,971
 Less reclassification adjustments
  included in net income                      -       (25,533)             -       (42,904)
                                    -----------   -----------    -----------   -----------
Comprehensive income (loss)         $    27,117   $ 1,384,984    $(1,266,787)  $ 3,588,655
                                    ===========   ===========    ===========   ===========


7.  DEBT:

In connection with the acquisition of the distribution business and net assets of Merchants on June 1, 2001, the Company incurred additional debt as follows:

Revolving Credit Facility
-------------------------
The Company amended its revolving credit facility (the "Facility") with a bank to increase the Facility from $25.0 million to $55.0 million. Borrowings under the Facility are based on eligible accounts receivable and inventory requirements. The new Facility bears interest at the bank's base rate ("Prime") or LIBOR plus 1.75%, as selected by the Company. In addition, the Company is required to pay an unused fee equal to .25% per annum on the difference between the maximum loan limit and the average borrowing for the month. The Facility is collateralized by all equipment, all intangibles, inventories, and accounts receivable. The Facility contains covenants which, among other things, set certain financial ratios and net worth requirements, including covenants that (i) restrict the permitted investments, (ii) restrict intercompany advances to HNWC, (iii) restrict incurrence of additional debt,
(iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including an average annual fixed charge ratio of 1.1 to 1.0, average annual debt service coverage ratio of 1.5 to 1.0, average annual Senior debt to EBITDA ratio of 6.0 to 1.0, and a minimum tangible net worth of $7,000,000. In addition, the Company must maintain a fill rate percentage of not less than 93% calculated on a weekly basis. The fill rate percentage is determined by dividing the total dollar amount of inventory delivered to the Company's customers each week into the total amount of orders which correspond to such deliveries. The Facility also provides that the Company may not pay dividends in excess of $.12 per share on an annual basis.

Real Estate Term Loan
---------------------
The Company borrowed $6.9 million from a bank to purchase the distribution facility utilized by Merchants, which was owned by Merchants' sole stockholder (the "Real Estate Loan"). Proceeds from the Real Estate Loan were also used to retire term debt. The Real Estate Loan bears interest at a fixed rate of 7.5% with monthly installments of principal and interest in the amount of $56,531 per month. The loan has a term of 5 years, at which time the remaining balance will be due and payable, and is collateralized by the Company's two owned distribution facilities.

Subordinated Obligations Due Seller
----------------------------------
The asset purchase agreement with Merchants provides for deferred payments to be made to the seller totaling $4,550,000. The obligations are subordinate to the Facility and the Real Estate Loan. The company paid $1,000,000 on the closing date of the transaction, while the remaining $3,550,000 is required to be paid on the first, second, third and fourth anniversaries of the closing date of the transaction in installments of $900,000 on each of the first three anniversary dates with a final payment of $850,000 on the fourth anniversary of the closing date. In addition, the Company entered into a noncompetition agreement with the seller that requires the Company to make payments of $100,000 annually on the first through fourth anniversary dates of the closing of the transaction. The Company has recorded the seller obligations at their fair values utilizing a 6% effective interest rate which was determined based on the Company's approximate average borrowing rate.

8.  ADOPTION OF SFAS NO. 133 AND THE INTEREST RATE SWAP AGREEMENT

The Company adopted Statement of Financial Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," on September 30, 2000. Under SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value, with the impact of the change in the fair value recorded in current earnings or in other comprehensive income depending on the type of derivative, the designation of the instrument as a hedge, and the effectiveness of the hedge. At September 30, 2000, the Company did not have any derivative financial instruments.

In connection with the purchase of the distribution business and net assets of Merchants, the Company assumed Merchants's interest rate swap agreement with a bank. Under the agreement, the Company agrees to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25,000,000. The interest rate swap effectively converts $25,000,000 of the Company's variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003.

Due to the significant decline in variable interest rates from the date Merchants initially entered into the swap agreement, the negative fair value of the swap instrument recorded as a liability on Merchant's balance sheet at the closing date was $931,824. Upon assuming the swap liability, the Company did not designate the swap transaction as a hedge and, therefore, recognized changes in the market value of the instrument in current earnings (interest expense). At June 30, 2001, the swap instrument had a market value of $893,834. The change in fair value of the swap instrument from a negative market value of $931,824 as of the acquisition date to a negative market value of $893,834 at June 30, 2001 was recorded as a reduction to interest expense in the Company's three and nine months ended June 20, 2001.


9.  BUSINESS SEGMENTS:

AMCON has two reportable business segments; the wholesale distribution of consumer products and the retail sale of health and natural food products.
The Company disposed of its health food distribution segment during the second quarter of fiscal 2001. Prior period segment data has been restated to conform to the current presentation. The results of the acquired Merchants distribution business are included in the wholesale distribution of consumer products segment due to similar economic characteristics shared by AMCON's existing distribution business and Merchants distribution business and due to similar characteristics with respect to the nature of the products distributed, the type and class of customers for the distribution products, and the methods used to distribute the products. The segments are evaluated on revenues, operating income and income before taxes.

                                    Wholesale
                                   Distribution       Retail       Other     Consolidated
                                   -------------   ------------   --------   -------------

Quarter ended June 30, 2001:
Revenues                           $ 145,391,249   $  8,271,095          -   $ 153,662,344
Operating income (loss)                1,093,712       (318,036)         -         775,676
Income (loss) before taxes               771,918       (636,862)  $(38,042)         97,014
Total assets                          82,181,582     20,523,255          -     102,704,507

Quarter ended June 30, 2000:
Revenues                           $  97,575,165   $  8,375,834          -   $ 105,950,999
Operating income (loss)                1,305,203       (312,058)         -         993,145
Income before taxes                    3,051,244       (699,451)         -       2,351,793
Total assets, excluding
 discontinued operations              33,051,902     19,965,774          -      53,017,676

Nine months ended June 30, 2001:
Revenues                           $ 331,610,778   $ 24,313,625          -   $ 355,924,403
Operating income (loss)                3,102,488       (752,106)         -       2,350,382
Income (loss) before taxes             2,321,040     (1,910,370)  $(38,042)        372,628
Total assets                          82,181,582     20,523,255          -     102,704,507

Nine months ended June 30, 2000:
Revenues                           $ 280,932,796   $ 25,190,273          -   $ 306,123,069
Operating income                       4,772,631        588,749          -       5,361,380
Income before taxes                    6,179,270       (534,528)         -       5,644,742
Total assets, excluding
 discontinued operations              33,051,902     19,965,774          -      53,017,676


There are no intersegment sales between the two operating segments. Operating income (loss) and income (loss) before taxes from the retail segment include general corporate overhead expenses, which were previously allocated to the discontinued health food distribution operations but were not eliminated as a result of the sale. Income (loss) before taxes in the "Other" column represent equity in the loss of unconsolidated affiliates.


10.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 141 (SFAS No. 141), "Business Combinations" and SFAS No. 142,"Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles being classified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria had been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 must be adopted by the Company on October 1, 2002. Early application of SFAS 142 is permitted for the Company's fiscal year beginning October 1, 2001. Given that the Company is still evaluating the fair value classification and useful lives of the acquired Merchants' net assets, including goodwill and the identifiable intangible assets, management is still addressing what the impact on future periods will be resulting from the adoption of SFAS No. 141 and SFAS No. 142.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As more fully described in the section "Acquisitions and Dispositions" hereunder, the Company completed the sale of its health food distribution business effective March 23, 2001. As a result, the Company's September 30, 2000 balance sheet and fiscal 2000 results have been restated to reflect the health food distribution business as discontinued operations. The discussions
and figures below are based on the restated presentation.   Additionally, as
more fully described in the section "Acquisitions and Dispositions" hereunder, the Company completed its acquisition of substantially all of the distribution business and net assets of Merchants on June 1, 2001. Accordingly, the results of operations for the Merchants distribution business are included in the accompanying condensed consolidated statement of operations from the acquisition date.

Comparison of the three month and nine month periods ended June 30, 2001 and June 30, 2000

Sales for the three months ended June 30, 2001 increased 45.0% to $153.7 million, compared to $106.0 million for the third quarter in the prior fiscal year. The sales increase by business segment is as follows:

    Wholesale distribution         $ 47.8  million
    Retail health food stores        (0.1)  million
                                   ------
                                   $ 47.7  million
                                   ======

Sales from the wholesale distribution business increased by $47.8 million during Q3 2001 over Q3 2000. Sales from the new Quincy distribution business (formerly the Merchants distribution business) accounted for $33.8 million of the increase. The remaining increase of $14.0 million was attributable primarily to an increase in cigarette sales of approximately $10.9 million over Q3 2000 as a result of three price increases. Cigarette carton volume increased by approximately 2.2% as compared to Q3 2000. In addition, sales of tobacco, confectionery and other products were higher in Q3 2001 relative to Q3 2000 by $3.1 million or 9.3%. Sales growth during Q3 2001 improved over Q3 2000 as weather conditions improved in the Midwest, which promoted more outdoor activities and more business for the Company's customers.

Sales from the retail health food segment in Q3 2001 decreased by $105,000 when compared to Q3 2000 primarily due to an overall softening of the natural food retail market over the past year as few new products have been developed to promote traffic in the retail stores. Additionally, increased competition by national chains, who have opened stores in the same markets as the Company's stores, have negatively impacted sales. The Company plans to close one retail store in the Florida market before the end of the fiscal year due to poor financial performance.

Sales for the nine months ended June 30, 2001 increased 16.3% to $355.9 million, compared to $306.1 million for the same period in the prior fiscal year. The sales increase by business segment is as follows:


    Wholesale distribution         $ 50.7  million
    Retail health food stores        (0.9) million
                                   ------
                                   $ 49.8  million
                                   ======

Sales from the wholesale distribution business increased by $50.7 million for the nine months ended June 30, 2001 as compared to the same period in the prior year. Sales from the new Quincy distribution business accounted for $33.8 million of the increase. The remaining increase of $16.9 million was attributable primarily to an increase in cigarette sales of approximately $13.1 million over the same period of the prior year as a result of three price increases, despite a 4.5% decline in carton volume. Sales of tobacco, confectionery and other products accounted for the remainder of the increase as sales of these products were higher than the prior year by approximately $3.8 million or 5.3%. Sales growth for the first six months of the year was negatively impacted by the severe winter in the Midwest, which inhibited traffic in customers' retail stores; however, sales improved in Q3 2001 as weather conditions improved. In addition, pricing strategies implemented by several competitors since the prior year has also had a negative impact on sales.

Sales from the retail health food segment decreased by $0.9 million when compared to the prior year due to increased competition by national chains who have opened stores in the same markets as the Company's stores. Additionally, an overall softening of the natural food retail market over the past year due to few new products being developed has negatively impacted sales growth in the retail health food segment.

Gross profit increased 16.3% to $12.2 million for Q3 2001 from $10.5 million for Q3 2000. Gross profit as a percentage of sales declined to 8.0% for Q3 2001 compared to 9.9% for Q3 2000. Gross profit by business segment is as follows (dollars in millions):

                                             Quarter ended
                                               June 30,
                                            ----------------    Incr/
                                             2001      2000     (Decr)
                                            ------    ------    -----
    Wholesale distribution                  $  9.0    $  7.2    $ 1.8
    Retail health food stores                  3.2       3.3     (0.1)
                                            ------    ------    -----
                                            $ 12.2    $ 10.5    $ 1.7
                                            ======    ======    =====

The new Quincy distribution business accounted for $1.4 million of the increase in gross profit dollars in the wholesale distribution segment. The remaining increase in gross profit dollars in the wholesale distribution segment was primarily due to the net impact of (1) a marginal increase in cigarette carton volume accompanied by three price increases subsequent to Q3 2000 and (2) a favorable margin impact of approximately $0.5 million in Q3 2001 resulting from inventory levels at the time of the Q3 2000 price increase turning at a lower cost relative to the new sales price; and (3) a charge to cost of sales of $0.7 million to account for the increase in the inventory LIFO reserve due to a significant increase in the Producer Price index utilized by the Company to compute its inventory LIFO reserve. The decline in gross profit percentage is directly attributable to the new Quincy distribution business and increases in the cost and selling price of cigarettes. As the Company's overall percentage of cigarette sales increases in relation to total sales, the overall gross margin percentage continues to decline.

The retail health food segment experienced a reduction in gross margin due to an overall decline in same store sales as compared to Q3 2000. Management is actively reviewing strategies to improve sales and gross profit in the retail segment, including evaluation of retail locations and promotional activities. The Company plans to close one retail store in the Florida market before the end of the fiscal year due to poor financial performance.

For the nine months ended June 30, 2001, gross profit decreased 1.7% to $32.3 million from $32.9 million for the same period during the prior fiscal year. Gross profit as a percentage of sales declined to 9.1% for the nine month period ended June 30, 2001 compared to 10.7% for the nine month period ended June 30, 2000. Gross profit by business segment is as follows (dollars in millions):

                                            Nine months ended
                                                June 30,
                                            ----------------    Incr/
                                             2001      2000     (Decr)
                                            ------    ------    -----
    Wholesale distribution                  $ 22.6    $ 22.2    $ 0.4
    Retail health food stores                  9.7      10.7     (1.0)
                                            ------    ------    -----
                                            $ 32.3    $ 32.9    $(0.6)
                                            ======    ======    =====

For the nine months ended June 30, 2001, the new Quincy distribution business contributed $1.4 million of gross profit. This increase in gross profit was offset by a decrease in gross profit in the wholesale distribution segment resulting from (1) a favorable margin impact of approximately $0.3 million resulting from inventory levels at the time of price increases turning at a lower cost relative to the new sales price, (2) a Q2 and Q3 2001 charge to cost of sales of $1.4 million to account for the increase in the LIFO reserve, which reduced margin by approximately $1.4 million relative to the nine months ended June 30, 2000 and (3) reductions in incentive allowances from manufacturers due to a decline in cigarette carton volume over the first nine months of the fiscal year as compared to the prior fiscal year. The retail health food segment experienced an overall decline in same store sales as compared to the same period of the prior fiscal year, which negatively impacted profits.

The reduction in the gross profit percentage was primarily attributable to the three price increases in cigarettes since Q3 2000 combined with the disproportional increase in the selling prices to our customers. In addition, the Producer Price index utilized by the Company to compute its LIFO reserve increased substantially during Q2 and Q3 2001 as compared to increases in the index in prior quarters, thus requiring a charge to cost of sales of $1.4 million to increase the LIFO reserve accordingly.

Since 1993, sales of the Company's private label cigarettes have declined an average of 30% annually. This trend is primarily due to the decreased price differential between premium and major generic brands, including the Company's brands, and to the price of sub-generic brands being substantially less than the Company's brand. Sales of the Company's private label cigarettes were down by approximately 40% compared to the first nine months of the prior year and the volume incentive payment related to those sales was $485,000 less than the first nine months of the prior year. Management anticipates the volume of the Company's private label cigarettes will continue to decline over the next few years. Based on these estimates, gross profit from the sale of private label cigarettes could decrease as much as an additional $100,000 for the remainder of fiscal 2001.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 20.3% or approximately $1.9 million to $11.4 million for Q3 2001 compared to Q3 2000. The increase was primarily due to expenses associated with the new Quincy distribution business which accounted for $1.5 million of the increase. As a percentage of sales, total operating expense decreased to 7.4% from 9.0% during Q3 2000. This decrease is primarily due to the acquisition of the Quincy distribution business which brought the wholesale distribution segment's operating costs as a percent of sales down to 5.4% for Q3 2001 compared to 6.0% for Q3 2000.

For the nine month period ended June 30, 2001, total operating expense increased 8.9% or approximately $2.5 million to $30.0 million compared to the same period in the prior fiscal year. The increase was primarily due to expenses associated with the new Quincy distribution business which accounted for $1.5 million of the increase. The rest of the wholesale distribution segment incurred $0.6 million in operating costs above amounts incurred in the first nine months of fiscal 2000 due to increases in general labor, delivery and fuel costs, as compared to the prior fiscal year. The retail health food business accounted for the remaining $0.4 million of the increase in operating expenses. Operating expenses incurred by this business segment increased due to the addition of a new store since the same period in the prior fiscal year and additional administrative costs associated with the development of new retail business opportunities. As a percentage of sales, total operating expense decreased to 8.4% from 9.0% during the same period in the prior fiscal year. This decrease is primarily due to the acquisition of the Quincy distribution business which brought the wholesale distribution segment's operating costs as a percentage of sales down to 5.9% for the nine months ended June 30, 2001 compared to 6.2% for the same period of the prior year.

As a result of the above, income from operations for Q3 2001 decreased by $217,000 to $776,000. Income from operations for the nine months ended June 30, 2001 decreased by $3.0 million to $2.4 million.

Interest expense for Q3 2001 increased 31.7% to approximately $766,000 compared to approximately $582,000 during Q3 2000. The increase was primarily due to interest expense attributable to the debt incurred to acquire the Merchants distribution business and net assets and the Quincy distribution facility on June 1, 2001 and to provide advances to Hawaiian Natural Water Company ("HNWC"). Interest incurred for these purposes was approximately $259,000. Interest expense for the nine months ended June 30, 2001 increased 16.9% to $2.1 million compared to $1.8 million for the same period in the prior fiscal year. The increase was primarily due to debt incurred to acquire the Merchants distribution business and net assets and the Quincy distribution facility and debt incurred to provide advances to and investments in HNWC. These items accounted for approximately $271,000, or 89%, of the increase in interest expense.

Other income for the three and nine-month periods ended June 30, 2001 of approximately $125,000 and $173,000, respectively, was generated primarily by interest income and dividends received on investment securities. Other income for the three and nine-month periods ended June 30, 2000 of $1.9 million and $2.1 million, respectively, included gains of $1.9 million associated with the sale of the Company's interest in a condominium and resolution of an intellectual property matter involving a trademark.

Equity in earnings of unconsolidated affiliates represents the Company's ownership interest in the loss of HNWC.

As a result of the above factors, income from continuing operations for the three months ended June 30, 2001 was $44,418 compared to $1,531,501 for the three months ended June 30, 2000. Income from continuing operations for the nine months ended June 30, 2001 was $216,876, compared to $3,607,710 for the first nine months of the prior year.

As described in Management's Discussion and Analysis in the Company's Annual Report to Shareholders for the Fiscal Year Ended September 30, 2000 and as evidenced by the Company's acquisition of the distribution business and net assets of Merchants, the distribution industry is in a state of consolidation. Competition and pressure on profit margins continue to affect both large and small distributors demand that distributors consolidate in order to become more efficient. The new Quincy, IL distribution business (formerly Merchants) operates out of a state-of-the-art facility that enables customers in Arkansas, Illinois, Indiana, Iowa, Kansas, Missouri, Ohio and Wisconsin to be serviced out of one 206,000 square foot facility. As a result of the acquisition, AMCON's annualized revenues will be approximately $900 million.

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

While the Company sells a diversified product line, it remains dependent on cigarette sales which represented approximately 71% of its revenue and 44% of its gross margin in the first nine months of the fiscal year. Changes in manufacturers' cigarette pricing affects the market for generic and private label cigarettes and net income is heavily dependent upon sales of the Company's private label cigarettes and volume discounts received from manufacturers in connection with such sales. The Company continuously evaluates steps it may take to improve net income in future periods, including further acquisitions of other distributing companies and retail stores in similar business lines and further sales of assets that are no longer essential to its primary business activities such as investments in equity securities.

Investments at June 30, 2001 included 70,000 shares of Consolidated Water Company Limited ("CWC"), a public company which is listed on NASDAQ. The Company's basis in the securities is $127,000 and the fair market value of the securities was $637,000 and $499,000 on June 30, 2001 and September 30, 2000, respectively. The unrealized gain on CWC shares was approximately $510,000 and $372,000 on June 30, 2001 and September 30, 2000, respectively. The fair market value of the CWC shares held on July 31, 2001 was $764,000.

The impact of the recent accounting pronouncements on the Company's financial statements in future periods is incorporated by reference from footnote 10 of the notes to unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2001, cash of $14.0 million was provided by operating activities primarily through reductions in inventory (excluding the impact of inventory that was purchased from Merchants) and due to increases in accounts payable resulting from the Company taking advantage of extended payment terms offered by manufacturers. Cash of $7.0 million was generated from investing activities during the nine-month period ended June 30, 2001 primarily due to proceeds received from the sale of the health food distribution business. Cash of $36.3 million was used in investing activities to acquire the distribution business net assets of Merchants Wholesale, Inc., including the Quincy, IL distribution facility previously owned by the sole shareholder of Merchants. In addition, cash was used to make an additional investment of $900,000 in notes receivable from HNWC, a $300,000 equity investment in HNWC and for capital expenditures of approximately $1.2 million. Cash provided by financing activities includes $36.3 million in proceeds from the new credit facility and the new term debt to fund the acquisition of the distribution business and net assets of Merchants and the Quincy, IL distribution facility, respectively. Cash was used in financing activities for payment of dividends to stockholders.

The Company had working capital of approximately $38.9 million as of June 30, 2001 compared to $27.0 million as of September 30, 2000. The Company's debt to equity ratio was 5.69 at June 30, 2001 compared to 3.33 at September 30, 2000.

The Company amended its revolving credit facility (the "Facility") with a bank to increase the Facility from $25.0 million to $55.0 million. Borrowings under the Facility are based on eligible accounts receivable and inventory requirements. The new Facility bears interest at the bank's base rate ("Prime") or LIBOR plus 1.75%, as selected by the Company. In addition, the Company is required to pay an unused fee equal to .25% per annum on the difference between the maximum loan limit and the average borrowing for the month. The Facility is collateralized by all equipment, all intangibles, inventories, and accounts receivable. Debt issuance costs relating to the amendment of the Facility were $300,000.

The Facility contains covenants which, among other things, set certain financial ratios and net worth requirements. The Facility includes covenants that (i) restrict the permitted investments, (ii) restrict intercompany advances to HNWC, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and
(v) require the maintenance of certain financial ratios and net worth levels including an average annual fixed charge ratio of 1.1 to 1.0, and average annual debt service coverage ratio of 1.5 to 1.0, average annual Senior debt to EBITDA ratio of 6.0 to 1.0, and a minimum tangible net worth of $7,000,000. In addition, the Company must maintain a fill rate percentage of not less than 93% calculated on a weekly basis. The fill rate percentage is determined by dividing the total dollar amount of inventory delivered to the Company's customers each week into the total amount of orders which correspond to such deliveries. The Facility also provides that the Company may not pay dividends in excess of $.12 per share on an annual basis. As of June 30, 2001 the outstanding balance on the Facility was $39,944,986.

In connection with the purchase of the distribution business and net assets of Merchants, the Company assumed Merchants' interest rate swap agreement with a bank. Under the agreement, the Company agrees to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25,000,000. The interest rate swap effectively converts $25,000,000 of the Company's variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003.

The Company borrowed $6.9 million from a bank to purchase the distribution facility utilized by Merchants, which was owned by Merchants sole stockholder (the "Real Estate Loan"). Proceeds from the Real Estate Loan were also used to retire term debt. The Real Estate Loan bears interest at a fixed rate of 7.5% with monthly installments of principal and interest in the amount of $56,531 per month. Debt issuance costs related to the Real Estate Loan were $37,000. The loan has a term of 5 years, at which time the remaining balance will be due and payable, and is collateralized by the purchased distribution facility. As of June 30, 2001, the outstanding balance on the Real Estate Loan was $6,948,417.

The asset purchase agreement with Merchants provides for deferred payments to be made to the seller totaling $4,550,000. The obligations are subordinate to the Facility and the Real Estate Loan. The Company paid $1,000,000 on the closing date of the transaction, while th remaining $3,550,000 is required to be paid on the first, second, third and fourth anniversaries of the closing date of the transaction in installments of $900,000 on each of the first three anniversary dates with a final payment of $850,000 on the fourth anniversary of the closing date. In addition, the Company entered into a noncompetition agreement with the seller that requires the Company to make payments of $100,000 annually on the first through fourth anniversary dates of the closing of the transaction. The Company has recorded the seller obligations at their fair values utilizing a 6% effective interest rate which was determined based on the Company's approximate average borrowing rate. As of June 30, 2001, the outstanding obligation to the seller was $3,425,495.

The Company maintained a second revolving credit facility used to provide capital to the health and natural foods distribution business and a term loan from a bank used to finance the purchase of a Florida health and natural foods distributor in November 1998. The revolving credit facility and the term loan were repaid in full during Q3 2001 with proceeds received from the sale of the assets of the health and natural foods distribution business during the third quarter.

The Company had an outstanding term loan from a bank that was used to finance the purchase of the common stock of Food For Health Co., Inc. (the "Acquisition Loan") in 1997. The Acquisition Loan was repaid in full during Q3 2001 with proceeds received from the Real Estate Loan and the Facility.

In September 1999, borrowings under an 8% Convertible Subordinated Note (the "Convertible Note") and a Collateralized Promissory Note (the "Collateralized Note"), in addition to borrowings under the revolving credit facility were used to purchase all of the common stock of Health Food Associates, Inc. Both the Convertible Note and the Collateralized Note have five-year terms and bear interest at 8% per annum. Principal on the Convertible Note is due in a single payment at maturity. Principal on the Collateralized Note is payable in installments of $800,000 per year with the balance due at maturity. The Collateralized Note is collateralized by a pledge of the stock of HFA. The principal balance of the Convertible Note may be converted into stock of FFH under circumstances set forth in the Convertible Note. As of June 30, 2001, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $7.2 million, respectively.

In November 1999, borrowings under a $220,000 subordinated note (the "MDF Note") were used to purchase the assets of MDF Health, Inc. ("MDF"). The MDF Note has a term of 3 years and bears interest at 8% per annum. Principal and
interest payments are due monthly.   As of June 30, 2001, the outstanding
balance of the MDF Note was $75,236.

In August 2000, borrowings of $600,000 under the revolving credit facility were utilized, in addition to $300,000 under a subordinated note (the "TINK Note"), to purchase all of the outstanding common stock of TINK, Inc. The TINK Note has a term of 5 years and bears interest at 7% per annum. Interest payments are due monthly with annual principal payments ranging from $40,000 to $80,000. As of June 30, 2001, the outstanding balance of the TINK Note was $260,000.

In June 2001, the Company negotiated a $2.0 million credit facility with a bank to be used to fund the expansion and remodeling of its retail health food stores (the "Retail Facility"). The Retail Facility bears interest at the bank's base rate ("Prime") plus 1.0%. The Retail Facility is secured by all of the inventory of the retail stores and is guaranteed by the Company. The outstanding balance of the Retail Facility on June 30, 2001 was $600,000.

In connection with the purchase of the distribution business and net assets of Merchants, the Company assumed several capital leases for office equipment, automobiles and warehouse equipment. The interest rates on the capital leases vary from 8% to 16.3%. As of June 30, 2001, the outstanding balances on the capital leases totaled $1,113,657.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the revolving credit facility, will provide sufficient liquidity to cover its debt service and any reasonably foreseeable future working capital and capital expenditure requirements associated with existing operations.


ACQUISITIONS AND DISPOSITIONS

Health Food Distribution Business
---------------------------------
Effective March 23, 2001, the Company's subsidiary, Food For Health Co., Inc., completed the sale of the assets of its health food distribution business for $10.3 million, subject to certain adjustments. The purchase price was paid in cash and the assumption by the purchaser of approximately $2.1 million in indebtedness. The sale resulted in a pre-tax loss of approximately $1.1 million ($675,000 after taxes). This loss includes an accrual for estimated costs, including rent and related expenses associated with the remaining lease commitments on the two distribution facilities that were retained by the Company of $2.5 million and contractual consulting agreements of $445,000, which will provide no future economic benefit to the Company. The Company is actively seeking tenants to sublease the facilities for the remainder of the lease terms. Any differences between these expense estimates and their actual settlement will change the loss accordingly. In connection with the sale of the health food distribution business, the Company also entered into a 5 year supply agreement with the purchaser under which the purchaser will supply products to the Company's retail health food stores at market prices.

The sale of the Company's health food distribution business has been reflected as discontinued operations in the unaudited condensed consolidated financial statements in accordance with APB No. 30. Revenues from the discontinued operations, which have been excluded from income from continuing operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine-month periods ended June 30, 2001 and 2000, are presented below. The effects of the discontinued operations on net income (loss) and per share data are reflected within the accompanying unaudited condensed consolidated statements of operations.

                             Three months ended               Nine months ended
                                   June 30,                      June 30,
                          --------------------------     ---------------------------


                              2001          2000            2001            2000
                          -----------   ------------     ------------   ------------
Revenue                   $         -   $  9,933,329     $ 13,704,844   $ 33,541,133



Merchants Wholesale, Inc.
-------------------------
On June 1, 2001, the Company completed the acquisition of substantially all of the distribution business and net assets of Merchants Wholesale, Inc. ("Merchants") located in Quincy, IL. In addition, the Company purchased a 206,000 square foot building occupied by Merchants and owned by Merchants' sole shareholder. The net purchase price of $36.7 million, net of assumed liabilities of $6.0 million, was based on assets held at the closing date, including the real estate. Funding for the acquisition was provided as follows: $27.0 million through borrowings under a revolving loan agreement with LaSalle National Bank (the "Revolving Loan"); $6.3 million through a real estate loan with Gold Bank (the "Real Estate Loan"); and $3.4 million of deferred payment to the sole stockholder of MWI. Costs and expenses associated with the acquisition were paid from AMCON's Revolving Loan proceeds. The Revolving Loan is secured by all of AMCON's assets, excluding real estate. The Real Estate Loan is secured by AMCON's two owned distribution facilities.

The transaction was accounted for using the purchase method of accounting under which the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The portion of the purchase price in excess of the fair value of the net assets acquired to be allocated to goodwill and other identifiable assets is currently estimated to be approximately $4.1 million and $0.3 million, respectively. The goodwill is currently being amortized over 25 years, while the identifiable intangible asset, represented by a noncompete agreement with the sole shareholder of Merchants, is being amortized over the period covered by the agreement of four years. On October 1, 2001, the Company intends to early adopt the guidance under the newly issued Statement of Financial Accounting Standards No. 142 and the remaining unamortized goodwill asset will no longer be amortized. The carrying value of the goodwill will then be reviewed for impairment and written down and charged to the results of operations if and when the impairment recognition criteria is met and the recorded value of the asset exceeds its measured fair value. It is the Company's intention to more fully evaluate the fair value, classification and useful lives of the acquired net assets, including the intangible assets, and, as a result, the final allocation of the purchase price to the intangible assets acquired may ultimately differ from that recorded as of June 30, 2001. The Company intends to have the evaluation of fair value, and therefrom, the purchase price allocation completed by September 30, 2001.

Operating results for the Merchants acquisition are included in the accompanying condensed consolidated statement of operations from the acquisition date. The following presents pro forma unaudited condensed consolidated revenues, net income from continuing operations and net income per share for the nine months ended June 30, 2001 and 2000 as if the acquisition of the distribution business and the net assets of Merchants occurred on October 1, 2000 and 1999, respectively.

                                        Nine months ended
                                   -----------------------------
                                      June 30,        June 30,
                                        2001            2000
                                   -------------   -------------
     Sales                         $ 664,268,399   $ 628,276,249
     Net income from continuing
      operations                   $    (202,414)  $   3,767,199
     Net income                    $  (1,772,264)  $   3,758,077
     Earnings per share:
      Basic                        $       (0.65)  $        1.37
      Diluted                      $       (0.65)  $        1.31

The pro forma information provided above is based on assumptions that management deems appropriate, but does not purport to be indicative of the results that would have actually occurred had the acquisition taken place on October 1, 2000 and 1999, respectively.

Hawaiian Natural Water Company, Inc.
------------------------------------
In November 2000, the Company entered into a merger agreement with Hawaiian Natural Water Company, Inc. (OTC: HNWC), pursuant to which HNWC would be merged with and into, and thereby become, a wholly-owned subsidiary of the Company. As a result, the Company will issue between 358,168 and 477,558 shares of its common stock to HNWC shareholders, representing between 11.6% and 14.9% of the Company's outstanding shares after giving effect to the merger. The ultimate purchase price will be determined based on the Company's stock price at the closing of the transaction. Based on the Company's closing stock price on July 31, 2001, the maximum purchase price would be $2.7 million (excluding the $750,000, but including the $500,000, advanced to HNWC through June 30, 2001 and recorded as notes receivable and the $300,000 recorded as an investment in the accompanying unaudited condensed consolidated balance sheet at June 30, 2001).

The Company has provided HNWC with certain interim debt financing pending the consummation of the merger. HNWC is currently experiencing recurring operating losses and negative cash flows from operations; therefore, the Company loaned HNWC $350,000 in September 2000 and $400,000 in October 2000 for a total of $750,000 (the "$750,000 Notes") to be used for working capital and other general corporate purposes, including redemption of outstanding preferred stock. The loan is evidenced by promissory notes, bearing interest at the rate of 10% per annum, due on September 30, 2001 (the original due date was March 31, 2001), which are secured by substantially all of HNWC's assets.

In February 2001, the Company invested an additional $300,000 in HNWC in exchange for 750,000 shares of common stock at substantially the same exchange ratio as provided for in the merger agreement. The investment represents an ownership interest of approximately 9.5% in HNWC and, accordingly, was accounted for under the cost method through the end of Company's quarter ended March 31, 2001.

In February 2001, the Company agreed to obtain, and placed orders for, certain water bottling equipment to be utilized by HNWC in order to increase production capacity to achieve its growth targets. The estimated commitment under this operating lease is approximately $2.6 million over 8 years. The Company will sublease this equipment to HNWC under similar terms.

In June 2001, the Company loaned HNWC an additional $500,000, which loan is evidenced by a promissory note bearing interest at the rate of 10% per annum, due on September 30, 2001, and which is also secured by substantially all of HNWC's assets (the "$500,000 Note"). In the event that the merger agreement is terminated for any reason or HNWC defaults on its obligations under the $750,000 Notes or the $500,000 Note, the Company will be entitled to convert all of those notes into Series C Convertible Preferred Stock which, among other things, would entitle AMCON to elect a majority of HNWC's Board of Directors. The $750,000 notes are also convertible upon 61 days' advance notice into HNWC's common stock at the same exchange ratio as in the merger. The $500,000 Note is convertible at any time at AMCON's election into HNWC's common stock at a conversion ratio of $0.40 per share and gives the Company a beneficial ownership interest of approximately 22% in HNWC.

While there is no commitment to do so, the Company may consider negotiating future financing needs as they arise. However, given the continued funding of HNWC in the Company's quarter ended June 30, 2001 through the issuance of the $500,000 Note, AMCON management believes that it has the ability to exercise significant influence over the operating and financial policies of HNWC. Accordingly, the Company has adopted the equity method of accounting for its investment in HNWC in the 3rd quarter ended June 30, 2001. The effect of adopting equity accounting on the carrying value of the common stock in HNWC and the results of operations as of, and for, the Company's second quarter ended March 31, 2001, the quarter in which the HNWC common stock investment was made, is immaterial. The charge to the Company's third quarter results to record its equity in the losses of HNWC from the initial common stock investment date is $38,042.

The 750,000 shares purchased in February 2001 and the 1,250,000 shares receivable by AMCON upon conversion of the $500,000 Note will participate in the consideration to be received by HNWC stockholders in the merger (the "Merger Consideration"). Any shares receivable by AMCON upon conversion of the $750,000 Notes will not participate in the merger consideration. Due to the anticipated acquisition of HNWC and management's belief that the notes will not be paid within the next 12 months, the notes have been classified as noncurrent as of June 30, 2001.

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


CONCERNING FORWARD LOOKING STATEMENTS

This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements: changing market conditions with regard to cigarettes and the demand for the Company's products, domestic regulatory risks, competitive and other risks over which the Company has little or no control. Any changes in such factors could result in significantly different results.
Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

In connection with the purchase of the distribution business and net assets of Merchants, the Company assumed Merchants' interest rate swap agreement with a bank. Under the agreement, the Company agrees to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25,000,000. The interest rate swap effectively converts $25,000,000 of the Company's variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003.

Due to the significant decline in variable interest rates from the date Merchants initially entered into the swap agreement, the negative fair value of the swap instrument recorded as a liability on Merchant's balance sheet at the closing date was $931,824. Upon assuming the swap liability, the Company did not designate the swap transaction as a hedge and, therefore, recognized changes in the market value of the instrument in current earnings (interest expense). At June 30, 2001, the swap instrument had a market value of $893,834. The change in fair value of the swap instrument from a negative market value of $931,824 as of the acquisition date to a negative market value of $893,834 at June 30, 2001 was recorded as a reduction to interest expense in the Company's three and nine months ended June 20, 2001.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments other than the interest rate swap which could expose the Company to significant market risk. The Company's exposure to market risk relates primarily to its investment in the common stock of Consolidated Water Company, a public company traded on the NASDAQ National Market system, the equity investment in the common stock of HNWC, a public company traded over-the-counter, and for changes in interest rates on the portion of its long-term obligations in excess of the notional amount of the $25 million swap transaction. At June 30, 2001, the Company held 70,000 shares of common stock of Consolidated Water Company valued at $637,000. The Company values this investment at market and records price fluctuations in equity as unrealized gain or loss on investments. The Company also holds 750,000 shares of HNWC which is recorded using the equity method of accounting carried at $262,000 at June 30, 2001. At June 30, 2001, the Company had $15.5 million of variable rate debt outstanding, with maturities through May 2004. The interest rates on this debt ranged from 5.75% to 7.75% at June 30, 2001. The Company has the ability to select the bases on which its variable interest rates are calculated and may select an interest rate based on its lender's base interest rate or based on LIBOR. This provides management with some control of the Company's variable interest rate risk. The Company estimates that its annual cash flow exposure relating to interest rate risk based on its current borrowings is approximately $97,000 for each 1% change in its lender's prime interest rate or LIBOR, as applicable.

The Company is also exposed to market risk through its investment in $1,250,000 of convertible notes receivable from HNWC. The notes are recorded at amortized cost, accrue interest at 10% per annum and mature on September 30, 2001. The original due date of March 31, 2001 was extended to May 31, 2001 and then to September 30, 2001. The notes are convertible into HNWC common stock. Increases in market interest rates and in HNWC's stock price could increase the likelihood that such notes would be converted. Alternatively, decreases in market interest rates and HNWC's stock price could decrease the likelihood of conversion. Likewise, market changes in HNWC's stock price and interest rates impact the fair value of the convertible note receivable.




PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(a) EXHIBITS


       2.1 Second Amended and Restated Agreement and Plan of Merger dated January 30, 2001 by and between AMCON Distributing Company, AMCON Merger Sub, Inc. and Hawaiian Natural Water Company Inc. (incorporated by reference to Exhibit 2.4 of AMCON's Quarterly Report on Form 10-Q filed on February 12, 2001)

       2.2 Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. dated March 8, 2001 (incorporated by reference to
             Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

       2.3 Amendment to Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. effective March 23, 2001 (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

       2.4 Asset Purchase Agreement, dated February 8, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

       2.5 Addendum to Asset Purchase Agreement, dated May 30, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

       2.6 Real Estate Purchase Agreement, dated February 8, 2001, between AMCON Distributing Company and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.3 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

       2.7 Addendum to Real Estate Purchase Agreement, dated May 30, 2001, between AMCON Distributing Company and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.4 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

       2.8 Noncompete, Nonsolicitation and Nondisclosure Agreement, dated February 8, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.5 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

       2.9 Addendum to Noncompete, Nonsolicitation and Nondisclosure Agreement, dated May 30, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.6 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

       3.1 Restated Certificate of Incorporation of the Company, as amended March 19, 1998 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of AMCON's Registration Statement on Form S-1 (Registration
             No. 33-82848) filed on August 15, 1994)

       4.1   Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.1 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.1 Grant of Exclusive Manufacturing Rights, dated October 1, 1993, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Private Label Manufacturing Agreement and Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.2 Amendment No. 1 to Grant of Exclusive Manufacturing Rights, dated October 1, 1998, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Amendment No. 1 To Private Label Manufacturing Agreement and Amendment No. 1 to Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.2 of AMCON's Annual Report on Form 10-K filed on December 24, 1998)

       10.3 Loan and Security Agreement, dated June 1, 2001, between the Company and LaSalle National Bank

       10.4 ISDA Master Agreement, dated as of December 22, 2000 between LaSalle Bank National Association and Merchants Wholesale Inc., as assumed by the Company on June 1, 2001 (to be filed by amendment to this Quarterly Report on Form 10-Q)

       10.5 Secured Promissory Note, dated as of May 30, 2001 between the Company and Gold Bank (to be filed by amendment to this Quarterly Report on Form 10-Q)

       10.6 8% Convertible Subordinated Note, dated September 15, 1999 by and between Food For Health Company Inc. and Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.1 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.7 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.8 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to
             Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.9 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

       10.10 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.11 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit
             10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

       10.12 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit
             10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

       10.13 Employment Agreement, dated May 22, 1998, between the Food For Health Co., Inc. and Jerry Fleming (incorporated by reference to Exhibit 10.16 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 5 to the financial statements included in
             Item 1 of Part I herein)

(b)    REPORTS ON FORM 8-K

       The Company filed a Current Report on Form 8-K under Items 2 and 7 on June 18, 2001 announcing the completion of the acquisition of substantially all of the distribution business and net assets of Merchants Wholesale, Inc.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     August 13, 2001         Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     August 13, 2001         Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer