Form 10-Q/A
period 2001-06-30
AMCON DISTRIBUTING CO
filed 2001-10-04
CIK 928465

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

                                        Nine months ended
                                   -----------------------------
                                      June 30,        June 30,
                                        2001            2000
                                   -------------   -------------
     Sales                         $ 664,268,399   $ 628,276,249
     Net income from continuing
      operations                   $    (202,414)  $   3,767,199
     Net income                    $  (1,772,264)  $   3,758,077
     Earnings per share:
      Basic                        $       (0.65)  $        1.38
      Diluted                      $       (0.65)  $        1.32

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

                                        Nine months ended
                                   -----------------------------
                                      June 30,        June 30,
                                        2001            2000
                                   -------------   -------------
     Sales                         $ 664,268,399   $ 628,276,249
     Net income from continuing
      operations                   $    (202,414)  $   3,767,199
     Net income                    $  (1,772,264)  $   3,758,077
     Earnings per share:
      Basic                        $       (0.65)  $        1.38
      Diluted                      $       (0.65)  $        1.32

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

       10.1 Grant of Exclusive Manufacturing Rights, dated October 1, 1993, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Private Label Manufacturing Agreement and Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.2 Amendment No. 1 to Grant of Exclusive Manufacturing Rights, dated October 1, 1998, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Amendment No. 1 To Private Label Manufacturing Agreement and Amendment No. 1 to Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.2 of AMCON's Annual Report on Form 10-K filed on December 24, 1998)

       10.3 Loan and Security Agreement, dated June 1, 2001, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 13, 2001)

       10.4 ISDA Master Agreement, dated as of December 22, 2000 between LaSalle Bank National Association and Merchants Wholesale Inc., as assumed by the Company on June 1, 2001

       10.5 Secured Promissory Note, dated as of May 30, 2001 between the Company and Gold Bank

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


Date:     October 4, 2001         Kathleen M. Evans
          -----------------       -------------------------
                                  Kathleen M. Evans
                                  President & Principal
                                    Executive Officer


Date:     October 4, 2001         Michael D. James
          -----------------       -------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer