Form 10-K
period 2000-09-28
AMCON DISTRIBUTING CO
filed 2001-12-28
CIK 928465

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 28, 2001
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

                     None                                None
               ----------------                     -----------------

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
-----------------------------------------------------------------------------
                              (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                    --------     --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-K. /X/

     The aggregate market value of equity securities held by non-affiliates of the Registrant on December 21, 2001 was approximately $7.4 million.

     As of December 21, 2001 there were 3,112,962 shares of common stock outstanding.

                 - Documents Incorporated by Reference -
                 ---------------------------------------

     Portions of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference into Parts I, II and IV. Portions of the Company's Proxy Statement pertaining to the March 21, 2002 Annual
Shareholders' Meeting are incorporated herein by reference into Part III.

                      AMCON DISTRIBUTING COMPANY
                      --------------------------

                     2001 FORM 10-K ANNUAL REPORT
                     ----------------------------
                           Table of Contents
                                                                         Page
                                                                         ----
                               PART I

Item 1.   Business.........................................................3

Item 2.   Properties......................................................10

Item 3.   Legal Proceedings...............................................11

Item 4.   Submission of Matters to a Vote of Security Holders.............11

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

Item 6.   Selected Financial Data.........................................12

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................12

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......12

Item 8.   Financial Statements and Supplementary Data.....................12

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................12

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management......................................................13

Item 13.  Certain Relationships and Related
          Transactions....................................................13

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.............................................14

PART I

ITEM 1.   BUSINESS

GENERAL

AMCON Distributing Company (together with its wholly-owned subsidiaries) operates six distribution centers and thirteen retail health food stores in the Great Plains, Rocky Mountain, and Southern regions of the United States. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution business and "AMCON" or the "Company" means AMCON Distributing Company and its subsidiaries.

AMCON sells approximately 24,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, natural food and related products, frozen and chilled products and institutional food service products.

AMCON has over 7,500 retail customers, the largest of which accounted for less than 3.8% of AMCON's total revenues during fiscal 2001. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

AMCON operates thirteen (13) retail health food stores in Florida and in the Midwest. These stores carry natural supplements, groceries, health and beauty care products and other food items.

While cigarettes accounted for approximately 73% of the Company's sales volume during fiscal 2001, AMCON continues to diversify its businesses and product lines in an attempt to lessen its dependence upon cigarette sales.

AMCON maintains a 52-53 week fiscal year which ends on the last Friday in September. The actual year ends were September 28, 2001, September 29, 2000 and September 24, 1999. Fiscal 2001 and 1999 each comprised 52 weeks. Fiscal 2000 comprised 53 weeks. Years cited in this discussion refer to AMCON's fiscal years.

DISTRIBUTION BUSINESS

AMCON serves approximately 7,500 retail outlets in the Great Plains and Rocky Mountain regions. Food Logistics, a trade periodical, ranked ADC as the fourteenth (14th) largest distributor in its industry out of approximately 1,000 distributors in the United States based upon fiscal 2000 sales volume. From its inception, ADC has pursued a strategy of growth through increased sales and through acquisitions. Since 1993, AMCON has focused on increasing operating efficiency in its distribution business by merging smaller branch distribution facilities into larger ones. In addition, AMCON has grown through expansion of its market area into contiguous regions and by introduction of new product lines to customers.


AMCON distributes approximately 9,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. AMCON's principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Brown & Williamson, Proctor & Gamble, Hershey, Mars, William Wrigley and Nabisco. AMCON also markets private label lines of cigarettes, tobacco, snuff, water, candy products, batteries and film.

AMCON has sought to increase sales to convenience stores and petroleum marketers by adopting a number of operating strategies which it believes gives it a competitive advantage with these types of retailers. One key operating strategy is a commitment to customer service. In a continuing effort to provide better service than its competitors, AMCON carries a broad and diverse product line which allows AMCON to offer "one-stop shopping" to its customers. AMCON offers self-service health and beauty programs, grocery products and custom food service programs which have proven to be profitable to convenience store customers. In addition, AMCON has a policy of next-day delivery and employs a concept of selling products in cut-case quantities or "by the each" (i.e., individual units). AMCON also offers planograms to convenience store customers to assist in the design of their store and display of products within the store.

AMCON has worked to improve its operating efficiency by investing in the latest in systems technology, including computerization of buying and financial control functions and the introduction in 1999 of internet-based customer maintenance and reporting options. Inventory management has become even more critical due to significant increases in the price of cigarettes over the past four years. AMCON has also sought to reduce inventory expenses by improving the number of times its inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turns improved to
26.8 times in fiscal year 2001. Inventory turns for the past five years are as follows:

          Fiscal
           Year              Times Inventory Turned
          ------              ----------------------
           2001                      26.8
           2000                      25.4
           1999                      24.5
           1998                      19.6*
           1997                      21.8

           * Inventory turns declined slightly in fiscal 1998 as ADC managed its inventory levels to take advantage of anticipated manufacturers' price increases.

By keeping its operating costs down, AMCON is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas.

AMCON's main office is in Omaha, Nebraska. AMCON has six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Wyoming. AMCON closed its St. Louis, Missouri distribution center in September 2001 due to synergies resulting from the June 2001 acquisition of the Quincy, Illinois distribution business.


These distribution centers contain a total of approximately 444,300 square feet of floor space and employ modern equipment for the efficient distribution of the large and diverse product mix sold by AMCON. AMCON also operates a fleet of approximately 240 delivery vehicles, ranging from over-the-road vehicles with refrigerated trailers to half-ton vans.

RETAIL HEALTH FOOD BUSINESS

AMCON's retail health food stores are operated as Chamberlin's Market & Cafe ("Chamberlin's") and Akin's Natural Food Market ("Akin's"), respectively. Chamberlin's, which was acquired in March 1999, was first established in 1935, and is an award-winning and highly-acclaimed chain of seven health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, delicatessen items and organic produce. Chamberlin's operates all of its stores in and around Orlando, Florida.

Akin's Natural Foods Market, also established in 1935, is a well-recognized chain of six health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, delicatessen items and organic produce. Akin's has locations in Tulsa (2 stores) and Oklahoma City, Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka, Kansas.

AMCON's retail health food stores are managed collectively, but utilize the name recognition of the established health food retail chains that were acquired. The Company plans to maintain the local identity of each chain while providing a means to achieve operating synergies leading to cost savings through centralized management of operations.

ACQUISITIONS

AMCON was incorporated in Delaware in 1986 to carry on the business of General Tobacco and Candy Company ("General Tobacco"), a Nebraska corporation which was the predecessor to AMCON. Since 1981, the Company has acquired 24 consumer product distributors in the Great Plains, Rocky Mountain and Southern regions of the United States. In March 1999, the Company purchased all of the outstanding stock of Chamberlin Natural Foods, Inc. In September 1999, the Company purchased all of the outstanding stock of Health Food Associates, Inc. In November 1999, Chamberlin's acquired all of the assets of MDF Health, Inc. In August 2000, Chamberlin's acquired all of the outstanding stock of TINK, Inc. (d/b/a Natural Way Foods). TINK, Inc. was subsequently merged into Chamberlin's.

In November 2000, the Company entered into a merger agreement with Hawaiian Natural Water Company, Inc. (OTC: HNWC), pursuant to which HNWC would be merged with and into, and thereby become, a wholly-owned subsidiary of AMCON Distributing Company. The merger was completed on December 17, 2001. As a result, the Company issued 373,558 shares of its common stock to HNWC shareholders, representing 12.0% of the Company's outstanding shares after giving effect to the merger. The merger is expected to qualify as a tax-free reorganization and to be recorded on the Company's books using the purchase method of accounting.

On June 1, 2001, AMCON completed the acquisition of substantially all of the distribution business and net assets of Merchant's Wholesale, Inc. located in Quincy, Illinois (the "Quincy" distribution business). In addition, the Company purchased a 206,000 square foot building occupied by Merchants and owned by Merchants' sole stockholder. These acquisitions are further described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions and Dispositions" on pages 17 - 19 of the 2001 Annual Report to Shareholders and are incorporated herein by reference.

DISCONTINUED OPERATIONS

Effective March 23, 2001, AMCON sold the assets of Food For Health Co. Inc. for $10.3 million, subject to certain adjustments. That sale is reflected as discontinued operations in AMCON's consolidated financial statements.
Revenues and expenses from the discontinued operations have been excluded from income from continuing operations in the accompanying consolidated statements of operations. The effects of the discontinued operations on net income and per share data are reflected within the accompanying consolidated statements of operations. The sale is further described under "Management's Discussion and Analysis of Financial Condition and Results of Opertions - Acquisitions and Dispositions" on pages 17 - 19 of the 2001 Annual Report to Shareholders and are incorporated herein by reference.

BUSINESS SEGMENTS

AMCON has two reportable business segments, the wholesale distribution of consumer products and the retail sale of health and natural food products. As described above, AMCON disposed of its health food distribution segment during the second quarter of fiscal 2001. The results of the acquired Quincy distribution business are included in the wholesale distribution of consumer products segment due to similar economic characteristics shared by AMCON's existing distribution business and Quincy distribution business, as well as similar characteristics with respect to nature of products distributed, the type and class of customers for the distribution products, and the methods used to distribute the products. The results of the retail health food stores are included in the retail segment due to similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products, and the methods used to sell the products. The segments are evaluated on revenues, gross margins, operating income and income before taxes.

PRINCIPAL PRODUCTS

CIGARETTES. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending 2001, 2000, and 1999 are set forth below (dollars in millions):
                                             Fiscal Year Ended
                                    ------------------------------------
                                     2001           2000           1999
                                    ------         ------         ------
    Sales                           $424.5         $296.5         $251.1
    Sales as a % of Total Sales       72.9%          69.8%          73.2%
    Gross Margin                    $ 22.6         $ 18.2         $ 17.0
    Gross Margin as a % of Total
     Gross Margin                     49.4%          44.8%          53.6%
    Gross Margin Percentage            5.3%           6.2%           6.8%

Excluding sales from the Quincy distribution business, revenues from the sale of cigarettes during fiscal 2001 increased by 5.1% as compared to fiscal 2000, while gross profit from the sale of cigarettes decreased by 10.3% during the same period (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Fiscal Year Ended 2001 Versus Year Ended 2000" in the Annual Report to Shareholders for the Fiscal Year Ended September 28, 2001 which is incorporated herein by reference). Sales of cigarettes represented approximately 73% of the Company's sales volume during fiscal 2001. This represents a 3.1% increase from the prior year and related primarily to the acquisition of the Quincy distribution business in June 2001 where cigarette sales as a percentage of total sales are approximately 80%.

Since 1983, AMCON has sought to position itself to capitalize on consumer demand for discount or value-priced cigarettes by marketing its own private label cigarettes as a high-quality, value-priced alternative to premium cigarettes. Substantial price increases implemented by manufacturers of premium cigarettes during the late 1980's and early 1990's resulted in a demand for private label cigarettes, which are sold at lower prices than premium brands. Significant manufacturers' price decreases in premium brand cigarettes, aimed at recapturing market share, occurred in 1993 and has caused a steady decline in the sales of private label cigarettes since that point. Sales of AMCON's private label cigarettes have declined an average of 33% annually since 1993. Philip Morris USA has manufactured AMCON's private label cigarettes since 1988 under an exclusive agreement. This agreement was renewed in October 2001 for a one-year term.

CONFECTIONERY. Candy, related confectionery items and snacks constitute the Company's second largest-selling product line, representing approximately 6.8% of the Company's total sales volume during fiscal 2001. Sales of confectionery items and the gross margin derived therefrom for the fiscal years ending 2001, 2000, and 1999 are set forth below (dollars in millions):

                                             Fiscal Year Ended
                                    ------------------------------------
                                     2001           2000           1999
                                    ------         ------         ------
Sales                               $ 39.3         $ 31.1         $ 30.2
Gross Margin                           4.0            3.7            3.8
Gross Margin Percentage               10.1%          11.9%          12.6%

AMCON supplies customers with over 1,900 different types of candy and related products, including chocolate bars, cookies, chewing gum, nuts and other snack items. Major brand names include products manufactured by Hershey (Reese's, Kit Kat, and Hershey), Mars (Snickers, M&M's, and Milky Way), William Wrigley and Nabisco. The Company also markets its own private label candy under a manufacturing agreement with Palmer Candy Company.


OTHER TOBACCO PRODUCTS. Sales of other tobacco products (cigars, snuff, chewing tobacco, etc.) represents AMCON's third largest-selling product line, representing approximately 5.7% of the Company's total sales volume during fiscal 2001. Sales of other tobacco products and the gross margin derived therefrom for the fiscal years ending 2001, 2000 and 1999 are set forth below (dollars in million):

                                                Fiscal Year
                                    ------------------------------------
                                     2001           2000           1999
                                    ------         ------         ------
    Sales                           $ 32.9         $ 25.8         $20.5
    Gross Margin                       2.5            2.4           2.1
    Gross Margin Percentage            7.7%           9.4%         10.4%

NATURAL FOODS AND RELATED PRODUCTS. Natural foods and related products, which are primarily sold by the retail segment, constitute the Company's fourth largest-selling product line, representing approximately 5.5% of the Company's total sales volume during fiscal 2001. Sales of natural foods and related products and the gross margin derived therefrom for the fiscal years ending 2001, 2000 and 1999 are set forth below (dollars in millions):

                                                Fiscal Year
                                    ------------------------------------
                                     2001           2000           1999
                                    ------         ------         ------
    Sales                           $ 31.8         $ 34.1         $  7.0
    Gross Margin                      11.9           14.0            2.8
    Gross Margin Percentage           37.3%          41.2%          40.4%

OTHER PRODUCT LINES. Over the past decade, AMCON's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. AMCON's other product lines include water and other beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food products. During fiscal 2001, AMCON's sales of other products increased $16.2 million or 30.3%, of which $12.9 million related to the Quincy distribution business. During fiscal 2001 the gross profit margin on these types of products was 17.2% compared to 17.0% for fiscal 2000.

COMPETITION

The distribution business is highly competitive. There are many similar distribution companies operating in the same geographical regions as AMCON. Management believes that AMCON is one of the largest distribution companies of its type operating in its market area. AMCON's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, TX) and regional wholesalers such as Core-Mark International, Inc. (San Francisco, CA), Farner-Bocken (Carroll, IA) and Fleming Convenience Marketing and Distribution (Oklahoma City, OK) along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to the Company's. Therefore, the Company seeks to distinguish itself from its competitors by offering a higher level of technology than its smaller competitors and higher level of customer service than its larger competitors.

The natural food retail industry is highly fragmented, with more than 9,000 stores operating independently or as part of small chains. The two leading natural food chains, Whole Foods Market and Wild Oats, continue to expand their geographic markets by opening stores in new markets and acquiring smaller independent competitors. In addition, conventional supermarkets and mass market outlets have also begun to increase their emphasis on the sale of natural products. These strategies have contributed to the saturation of health food retail stores in some markets and have caused same store sales to generate minimal increases over the past year. Management believes the Company's retail stores separate themselves from other competitors by offering smaller, more friendly, community-oriented settings run by a knowledgeable and trained staff offering unique, varied and higher quality natural and organic food products that will continue to attract health food consumers.

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

EMPLOYEES

At fiscal year end 2001, the Company had 1,151 full-time and part-time employees in the following areas:

                Managerial                      25
                Administrative                 136
                Sales & Marketing              324
                Warehouse                      509
                Delivery                       157
                                             -----
                  Total Employees            1,151
                                             =====

AMCON continues to oppose the efforts of the International Association of Machinists and Aerospace Workers (the "Machinists") to unionize the delivery employees in its Quincy, Illinois distribution center. As of December 19, 2001, 45% of the delivery employees in the Quincy distribution center, representing 17% of AMCON's delivery employees company-wide, voted for union representation. Certification and recognition of the Machinists as the bargaining representative for such employees has yet to be approved. AMCON is considering its options with respect to the vote, including a possible appeal. Management believes its relations with all of its other employees are good.


ITEM 2. PROPERTIES

The location and approximate square footage of the six distribution centers and thirteen retail stores operated by AMCON as of fiscal year end 2001 are set forth below:

            LOCATION                            SQUARE FEET
            --------                            -----------
     DISTRIBUTION - IL, MO, ND, NE, SD, WY        444,300
     RETAIL - FL, KS, MO, NE & OK                 110,600
                                                  -------
         Total Square Footage                     554,900
                                                  =======

AMCON owns its distribution facilities in Quincy, Illinois and Bismarck, North Dakota. These facilities are subject to a first mortgage securing borrowings under the Company's mortgage loan and a second mortgage securing future payments owed in connection with the Merchants Wholesale acquisition (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Capital Resources" in the Annual Report to Shareholders for the Fiscal Year Ended 2001 which is incorporated herein by reference).

AMCON leases its remaining distribution facilities, retail stores, offices and certain equipment under noncancellable operating leases. The Company has entered into a lease to occupy a new distribution facility and corporate office space in Omaha, Nebraska in the third quarter of fiscal 2002. This facility will replace the current Omaha facility. Leases for the Omaha, Nebraska and three other distribution facilities and 13 retail stores leased by the Company have terms expiring from 2002 to 2012. Minimum future lease commitments for these properties and equipment total approximately $8.4 million as of fiscal year end 2001.

AMCON also has future lease obligations for facilities and equipment related to the discontinued operations of its former health food distribution business. The Company estimated its ultimate liabilities related to these leases and recorded a charge to earnings during the second quarter of fiscal 2001. The amount related to lease obligations which was included in the discontinued operations reserve was $1.0 million at fiscal year end 2001. The Company is actively seeking tenants to sublease the facilities for the remainder of the lease terms. Any differences between these expense estimates and their actual settlement will change the loss accordingly.

Management believes that its existing facilities are adequate for the Company's present level of operations; however, larger facilities and additional cross-dock facilities and retail stores will be required to accommodate the Company's anticipated growth in certain market areas.

AMCON owned non-operating real estate in the Cayman Islands that was sold during fiscal 2000. In accordance with an agreement with its former parent, one-half of the gain from the sale was allocated to the former parent. See
Item 13 - "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

The Company's day-to-day affairs are managed by its executive officers, who are appointed by the Board of Directors for terms of one year. The Company has entered into employment agreements with Mr. Wright and Ms. Evans each with a term expiring on December 31, 2002. The executive officers of AMCON are as follows:

      Name                        Age                  Position
      ----                        ---                  --------
William F. Wright                 59         Chairman of the Board, Director

Kathleen M. Evans                 54         President, Director

Michael D. James                  40         Secretary, Treasurer and
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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 28, 2001 under the heading "Market for Common Stock" on pages 5 and 6.

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 28, 2001 under the heading "Selected Financial Data" on pages 2 through 4.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 28, 2001 under the heading "Management's Discussion and Analysis" on pages 6 through 22.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 28, 2001 under the heading "Management's Discussion and Analysis" on pages 6 through 22.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and accompanying notes, together with the report of independent accountants are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 28, 2001 on pages F-1 through F-31. Supplemental financial information is incorporated by reference from the Annual Report to Shareholders for the fiscal year ended September 28, 2001 under the heading "Selected Quarterly Financial Data" on pages 3 and 4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 4, 2001, the Company's Board of Directors, upon recommendation from the Company's Audit Committee, approved a change in the Company's independent accountants to Deloitte & Touche LLP for fiscal year 2001. Additional information is available in the Company's Current Report on Form 8-K filed on September 11, 2001 which is incorporated herein by reference.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant's Proxy Statement to be used in connection with the 2002 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company Common Stock. Officers, directors and greater-than-ten-percent shareowners are required by SEC regulation to furnish the Company with copies of such reports received by the 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended 2001 with all Section 16(a) filing requirements applicable to the Company officers, directors and greater-than-ten-percent beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION.

The Registrant's Proxy Statement will contain under the captions "Compensation of Directors", "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation", the information required by
Item 11 of Form 10-K, and such information is incorporated herein by this reference. The information set forth under the captions "Report of Compensation Committee on Executive Compensation" and "Company Performance" is expressly excluded from such incorporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Registrant's Proxy Statement will contain under the caption "Voting Securities and Beneficial Ownership Thereof by Principal Shareholders, Directors and Officers" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant's Proxy Statement will contain under the caption "Certain Relationships and Related Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.




                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS
       The following financial statements of AMCON Distributing Company are incorporated by reference under Item 8. The Annual Report to Shareholders for the Fiscal Year Ended September 28, 2001 is attached as Exhibit 13.1.
                                                             Reference Page

       Independent Auditors' Report                                F-1
       Consolidated Balance Sheets as of Fiscal Year
          Ended 2001 and 2000                                      F-2
       Consolidated Statements of Operations for the
          Fiscal Years Ended 2001, 2000 and 1999                   F-3
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income (Loss) for the Fiscal
          Years Ended 2001, 2000 and 1999                          F-4
       Consolidated Statements of Cash Flows for the
          Years Ended September 30, 2001, 2000 and 1999            F-6

       Notes to Consolidated Financial Statements                  F-7

   (2) FINANCIAL STATEMENT SCHEDULES

       Independent Auditors' Report of Deloitte & Touche LLP       S-1

       Independent Auditors' Report of PricewaterhouseCoopers LLP  S-2

       Schedule II - Valuation and Qualifying Accounts             S-3

   (3) EXHIBITS

       2.1 Fifth Amended and Restated Agreement and Plan of Merger dated September 27, 2001 by and between AMCON Distributing Company, AMCON Merger Sub, Inc. and Hawaiian Natural Water Company Inc. (incorporated by reference to Exhibit 2.1 of AMCON's Registration Statement on Form S-4 (Registration No. 333-71300)filed on November 13, 2001)

       2.2 Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. dated March 8, 2001 (incorporated by reference to
             Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

       2.3 Amendment to Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. effective March 23, 2001 (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

       2.4 Asset Purchase Agreement, dated February 8, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

       2.5 Addendum to Asset Purchase Agreement, dated May 30, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

       2.6 Real Estate Purchase Agreement, dated February 8, 2001, between AMCON Distributing Company and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.3 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

       2.7 Addendum to Real Estate Purchase Agreement, dated May 30, 2001, between AMCON Distributing Company and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.4 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

       2.8 Stock Purchase Agreement dated August 30, 1999, by and among Food For Health Company, Inc., Health Food Associates, Inc. and its shareholders (incorporated by reference to Exhibit 2.1 of AMCON's Current Report of Form 8-K filed on September 30, 1999)

       2.9 Stock Purchase Agreement dated February 24, 1999, between Food For Health Company, Inc., Chamberlin Natural Foods, Inc. and its shareholders (incorporated by reference to Exhibit 2.2 of AMCON's Quarterly Report on Form 10-Q filed on May 10, 1999)

       3.1 Restated Certificate of Incorporation of the Company, as amended March 19, 1998 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on May 11, 1998)

       3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of AMCON's Registration Statement on Form S-1 (Registration
             No. 33-82848) filed on August 15, 1994)

       4.1   Specimen Common Stock Certificate (incorporated by reference to
             Exhibit 4.1 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

       10.1 Grant of Exclusive Manufacturing Rights, dated October 1, 1993, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Private Label Manufacturing Agreement and Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

       10.2 Amendment No. 1 to Grant of Exclusive Manufacturing Rights, dated October 1, 1998, between the Company and Famous Value Brands, a division of Philip Morris Incorporated, including Amendment No. 1 To Private Label Manufacturing Agreement and Amendment No. 1 to Amended and Restated Trademark License Agreement (incorporated by reference to Exhibit 10.2 of AMCON's Annual Report on Form 10-K filed on December 24, 1998)

       10.3 Loan and Security Agreement, dated June 1, 2001, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 13, 2001)

       10.4 ISDA Master Agreement, dated as of December 22, 2000 between LaSalle Bank National Association and Merchants Wholesale Inc., as assumed by the Company on June 1, 2001 (incorporated by reference to Exhibit 10.4 on Form 10-Q/A filed on October 4,
             2001)

       10.5 Secured Promissory Note, dated as of May 30, 2001 between the Company and Gold Bank (incorporate by reference to Exhibit 10.5 on Form 10-Q/A filed on October 4, 2001)

       10.6 8% Convertible Subordinated Note, dated September 15, 1999 by and between Food For Health Company Inc. and Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.1 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.7 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.8 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to
             Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

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

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements which are incorporated herein by reference to Item 8 of Part II herein)

       13.1 Annual Report to Shareholders for the Fiscal Year Ended September 28, 2001

       21.1  Subsidiaries of the Company

       23.1  Consent of Deloitte & Touche LLP

       23.2  Consent of PricewaterhouseCoopers LLP

       99.j  Independent Auditors' Report of PricewaterhouseCoopers LLP


(b)  REPORTS ON FORM 8-K

       The Company filed a Current Report on Form 8-K/A under Items 2 and 7 on August 13, 2001 in order to file certain financial information relating to the acquisition of substantially all of the distribution business and net assets of Merchants Wholesale, Inc.

       The Company filed a Current Report on Form 8-K under Item 4 on September 11, 2001 announcing the appointment of Deloitte & Touche LLP as independent auditor.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 28th day of December, 2001


                                               AMCON DISTRIBUTING COMPANY

                                           By: /s/ William F. Wright
                                               ----------------------
                                               William F. Wright, Chairman






Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 28th day of December, 2001

       Signature                                 Title
       ----------                                 -----

/s/ William F. Wright                    Chairman of the Board (Principal
------------------------                   Executive Officer) and Director
William F. Wright


/s/ Kathleen M. Evans                    President and Director
------------------------
Kathleen M. Evans


/s/ Michael D. James                     Secretary, Treasurer and
------------------------                   Chief Financial Officer (Principal
Michael D. James                           Financial and Accounting Officer)


/s/ J. Tony Howard                       Director
------------------------
J. Tony Howard


/s/ Allen D. Petersen                    Director
------------------------
Allen D. Petersen


/s/ Jerry Fleming                        Director
------------------------
Jerry Fleming


/s/ Timothy R. Pestotnik                 Director
------------------------
Timothy R. Pestotnik


/s/ William R. Hoppner                   Director
------------------------
William R. Hoppner



INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of AMCON Distributing Company:

We have audited the consolidated financial statements of AMCON Distributing Company and its subsidiaries (the "Company") as of September 28, 2001, and for the year then ended and have issued our report thereon dated December 26, 2001; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
December 26, 2001



                                      S-1



INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of AMCON Distributing Company:

Our report on the consolidated financial statements of AMCON Distributing Company is included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14 for the years ended September 29, 2000, and September 24, 1999.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PRICEWATERHOUSECOOPERS LLP
Omaha, Nebraska
November 22, 2000


                                      S-2




                              AMCON Distributing Company
                             Financial Statement Schedule



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                 Net
                                                               Amounts
                           Balance at          Provision    (Written Off)         Balance at
   Description         Beginning of Period     (Benefit)      Recovered          End of Period
------------------    ---------------------    ---------    -------------    -----------------------
Allowance for
 doubtful accounts    Oct 1, 1998   249,315      156,770       (90,624)      Sep 30, 1999   315,461
                      Oct 1, 1999   315,461      164,000      (150,392)      Sep 30, 2000   329,069
                      Oct 1, 2000   329,069      427,852      (140,742)      Sep 30, 2001   616,179

Allowance for
 inventory
 obsolescence         Oct 1, 1998   253,864            -      (253,864)      Sep 30, 1999         -
                      Oct 1, 1999         -            -             -       Sep 30, 2000         -
                      Oct 1, 2000         -       222,883            -       Sep 30, 2001   222,883





                                      S-3