Form 10-Q
period 2001-12-28
AMCON DISTRIBUTING CO
filed 2002-02-11
CIK 928465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 28, 2001

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

                        Yes     X      No
                             -------       -------
The Registrant had 3,112,962 shares of its $.01 par value common stock outstanding as of January 31, 2002.




                                                                Form 10-Q
                                                               1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          December 2001 and September 2001                                3

          Condensed consolidated statements of operations
          for the three-month periods ended
          December 2001 and 2000                                          4

          Condensed consolidated statements of cash flows
          for the three-month periods ended
          December 2001 and 2000                                          5

          Notes to unaudited condensed consolidated
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     21


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               22

PART I -  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                 Condensed Consolidated Balance Sheets
                                   December 2001 and September 2001
----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                        December 2001     September 2001
                                                         ------------      -------------
                  ASSETS
Current assets:
  Cash                                                  $    495,747       $    296,940
  Accounts receivable, less allowance for doubtful
    accounts of $0.8 million and $0.6 million,
    respectively                                          29,882,267         31,773,232
  Inventories                                             21,738,464         29,814,545
  Income tax receivable                                    1,481,747          1,713,644
  Deferred income taxes                                    1,419,432          1,419,432
  Current assets from discontinued operations                      -            173,273
  Other                                                      560,120            336,850
                                                        ------------       ------------
          Total current assets                            55,577,777         65,527,916

Fixed assets, net                                         16,500,513         14,687,665
Notes receivable                                                   -          1,604,483
Available-for-sale investments                               780,062            789,862
Equity investment in unconsolidated affiliate                      -            287,065
Other assets                                              19,116,745         16,300,331
                                                        ------------       ------------
                                                        $ 91,975,097       $ 99,197,322
                                                        ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 17,713,669       $ 16,240,541
  Accrued expenses                                         4,391,323          4,892,211
  Accrued wages, salaries, bonuses                         1,523,940          1,046,832
  Dividends payable                                           93,389                  -
  Current liabilities of discontinued operations             488,562          1,353,017
  Current portion of long-term debt                          674,317          6,189,683
  Current portion of subordinated debt                     1,846,116          1,858,890
                                                        ------------       ------------
          Total current liabilities                       26,731,316         31,581,174
                                                        ------------       ------------

Deferred income taxes                                        550,318            633,316
Non-current liabilities of discontinued operations         1,465,682          1,195,705
Long-term debt, less current portion                      37,461,412         42,112,140
Subordinated debt, less current portion                   10,292,095         10,312,028
Other liabilities                                             89,923                  -

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 3,112,962 and 2,739,184
    issued, respectively                                      31,130             27,392
  Additional paid-in capital                               5,851,584          4,125,127
  Accumulated other comprehensive income,
    net of tax of $0.2 million and $0.2 million,
    respectively                                             398,305            404,362
  Retained earnings                                        9,103,332          8,806,078
                                                        ------------       ------------
          Total shareholders' equity                      15,384,351         13,362,959
                                                        ------------       ------------
                                                        $ 91,975,097       $ 99,197,322
                                                        ============       ============


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                      AMCON Distributing Company and Subsidiaries
                    Condensed Consolidated Statements of Operations
                   for the three months ended December 2001 and 2000
                                       (Unaudited)
----------------------------------------------------------------------------
                                                   2001             2000
                                              -------------     ------------
Sales (including excise taxes of
 $38.4 million and $17.6 million,
 respectively)                                $ 210,153,847    $ 100,506,835

Cost of sales                                   195,043,632       89,880,308
                                              -------------    -------------
     Gross profit                                15,110,215       10,626,527
                                              -------------    -------------
Selling, general and administrative
 expenses                                        12,557,354        8,522,920
Depreciation and amortization                       719,284          518,617
                                              -------------    -------------
                                                 13,276,638        9,041,537
                                              -------------    -------------

     Income from operations                       1,833,577        1,584,990
                                              -------------    -------------
Other expense (income):
  Interest expense                                1,084,098          714,060
  Other income, net                                 (46,797)         (10,194)
  Equity in loss of unconsolidated affiliate         95,007                -
                                              -------------    -------------
                                                  1,132,308          703,866
                                              -------------    -------------

Income from continuing operations
  before income taxes                               701,269          881,124

Income tax expense                                  310,627          330,422
                                              -------------    -------------

Income from continuing operations                   390,642          550,702

Loss from discontinued operations, net
  of income tax benefit of $0.2 million                   -         (387,908)
                                              -------------    -------------

Net income                                    $     390,642    $     162,794
                                              =============    =============

Basic earnings (loss) per share:
   Continuing operations                      $        0.14    $        0.20
   Discontinued operations                                -            (0.14)
                                              -------------    -------------
   Net basic earnings (loss) per share        $        0.14    $        0.06
                                              =============    =============

Diluted earnings (loss) per share:
   Continuing operations                      $        0.14    $        0.20
   Discontinued operations                                -            (0.14)
                                              -------------    -------------
   Net diluted earnings (loss) per share      $        0.14    $        0.06
                                              =============    =============

Dividends per share                           $        0.03    $        0.03
                                              =============    =============

Weighted average shares outstanding:
  Basic                                           2,788,633        2,737,688
  Diluted                                         2,859,271        2,819,743


The accompanying notes are an integral part of these condensed consolidated financial statements.


                     AMCON Distributing Company and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                  for the three months ended December 2001 and 2000
                                   (Unaudited)
---------------------------------------------------------------------------------
                                                         2001            2000
                                                     ------------    ------------
Net cash provided by operating activities            $ 11,159,450    $  7,847,666
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets, net                         (239,027)       (263,740)
  Purchase of debt security                                     -        (400,000)
  Proceeds from sales of fixed assets                      18,765           1,350
  Other                                                         -         (66,718)
                                                     ------------    ------------

  Net cash used in investing activities                  (220,262)       (729,108)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on bank credit agreement               (10,604,411)     (5,876,089)
  Payments on long-term debt and
   subordinated debt                                     (136,295)       (894,826)
  Dividends paid                                                -         (82,137)
  Proceeds from exercise of stock options                     325             488
                                                     ------------    ------------
  Net cash used in financing activities               (10,740,381)     (6,852,564)
                                                     ------------    ------------

Net increase in cash                                      198,807         265,994

Cash, beginning of period                                 296,940       1,148,276
                                                     ------------    ------------

Cash, end of period                                  $    495,747    $  1,414,270
                                                     ============    ============


SUPPLEMENTAL NONCASH INFORMATION:
  Business combinations:
   Fair value of assets acquired                     $  6,013,978    $          -
   Liabilities assumed                               $  3,157,087    $          -





The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                           December 2001 and 2000

-----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of AMCON Distributing Company and its subsidiaries ("AMCON" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended September 2001, which are included in the Company's Annual Report to Shareholders filed with Form 10-K ("2001 Annual Report"). Results for the interim period are not necessarily indicative of results to be expected for the entire year. As more fully described in the Company's 2001 Annual Report, the Company completed the sale of its health food distribution business effective March 23, 2001. As a result, the Company's fiscal 2001 results have been restated to reflect the health food distribution business as discontinued operations. Additionally, as more fully described in Note 2 to the unaudited condensed consolidated financial statements, the Company completed the acquisition of Hawaiian Natural Water Company, Inc. ("HNWC")on December 17, 2001 and Merchants Wholesale, Inc. ("Merchants") on June 1, 2001.

AMCON's fiscal first quarters ended on December 28, 2001 and December 29, 2000. For convenience, the fiscal quarters have been indicated as December 2001 and 2000, respectively. Each quarter ended comprised 13 weeks.

RECLASSIFICATIONS

In accordance with guidance provided in Emerging Issues Task Force No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor Products," the Company has reflected the costs associated with sales incentives provided to retailers as a reduction in sales beginning in the first quarter of fiscal 2002. The reclassification for the three months ended December 2000 totaled approximately $0.5 million. These costs were previously included in cost of sales. This reclassification had no impact on reported income from continuing operations before taxes, net income, or income per share amounts.


2.  ACQUISITIONS OF BUSINESSES:

On December 17, 2001, the Company completed a merger with HNWC, pursuant to which HNWC merged with and into, and thereby became, a wholly-owned subsidiary of AMCON Distributing Company. The merger consideration valued the entire common equity interest in HNWC at approximately $2.9 million, which was paid in cash of $0.8 million during fiscal 2001 and in common stock of the Company valued at $2.1 million. Each share of HNWC stock was convertible into 0.052 shares of AMCON common stock. As a result, the Company issued 373,558 shares of its common stock to outside HNWC shareholders, or 12.0% of the Company's outstanding shares after giving effect to the merger. HNWC option holders and warrant holders also received comparable options and warrants of the Company but with the exercise price and number of shares covered thereby being adjusted to reflect the exchange ratio.

Transaction costs, totaling approximately $0.3 million, were incurred to complete the merger and consist primarily of fees and expenses for bankers, attorneys and accountants, SEC filing fees, stock exchange listing fees and financial printing and other related charges.

The merger is expected to qualify as a tax-free reorganization and has been recorded on the Company's books using the purchase method of accounting.
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The portion of the purchase price in excess of the fair value of the net assets acquired to be allocated to other identifiable assets is approximately $3.4 million. The identifiable intangible asset, the HNWC trade name, is being amortized over 20 years.

Although the amounts are subject to change based on evaluations performed subsequently, the final purchase price allocation is not expected to materially differ from those recorded on the accompanying unaudited condensed balance sheet.

On June 1, 2001, the Company completed the acquisition of substantially all of the distribution business and net assets of Merchants. The transaction has been recorded on the Company's books using the purchase method of accounting. For further details of this transaction, please see Note 2 to the audited financial statements contained in the Company's 2001 Annual Report.

Assuming the above acquisitions had occurred on October 1, 2001 and 2000, unaudited pro forma consolidated sales, net income (loss) from continuing operations, net income (loss) and net income (loss) per share for the three months ended December 2001 and 2000, respectively, would have been as follows:


                                                Three months ended
                                         -------------------------------
                                         December 2001    December 2000
                                         -------------    -------------

Sales                                    $ 210,640,182    $ 217,609,793
Net income (loss) from continuing
  operations                             $     124,724    $    (282,748)
Net income (loss)                        $     124,724    $    (670,656)
Net earnings (loss) per share:
  Basic                                  $        0.04    $       (0.22)
  Diluted                                $        0.04    $       (0.22)



3.  INVENTORIES:

Inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers and are accounted for using the last-in, first-out ("LIFO") method of accounting. The retail health food operations utilize the retail inventory method of accounting. LIFO inventories at December 2001 and 2000 were approximately $4.1 million and $2.5 million less than the amount of such inventories valued on a first-in, first-out basis, respectively.


4.  DIVIDENDS:

In December 2001, the Company declared a cash dividend of $0.03 per share payable on January 18, 2002 to shareholders of record as of December 31, 2001. The dividend represents dividends for the fourth fiscal quarter of 2001. The Company has accrued this dividend as of December 2001 in the accompanying unaudited condensed consolidated balance sheet.

5.  EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is calculated by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted average common shares outstanding for each period. Diluted earnings (loss) per share is calculated by dividing income
(loss)from continuing operations, income (loss) from discontinued operations and net income (loss) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at December 2001 and 2000, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common shares, totaled 145,390 with an average exercise price of $8.01 and 172,380 with an average exercise price of $7.25, respectively.

                                              For the three-month period ended December
                                      -------------------------------------------------------
                                                 2001                         2000
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 2,788,633     2,788,633       2,737,688     2,737,688

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        70,638               -        82,055
                                      -----------   -----------     -----------   -----------
3.  Weighted average number of
     shares outstanding                 2,788,633     2,859,271       2,737,688     2,819,743
                                      ===========   ===========     ===========   ===========
4.  Income from
     continuing operations            $   390,642   $   390,642     $   550,702   $   550,702
                                      ===========   ===========     ===========   ===========
5.  Loss from
     discontinued operations          $         -   $         -     $  (387,908)  $  (387,908)
                                      ===========   ===========     ===========   ===========
6.  Net income                        $   390,642   $   390,642     $   162,794   $   162,794
                                      ===========   ===========     ===========   ===========
7.  Earnings per share
     from continuing operations       $      0.14   $      0.14     $      0.20   $      0.20
                                      ===========   ===========     ===========   ===========
8.  Loss per share
     from discontinued operations     $         -   $         -     $     (0.14)   $    (0.14)
                                      ===========   ===========     ===========   ===========
9.  Net earnings per share            $      0.14   $      0.14     $      0.06   $      0.06
                                      ===========   ===========     ===========   ===========

6.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income (loss) per the accompanying unaudited condensed consolidated statements of operations to comprehensive income (loss) for the periods indicated:

                                               For the three months
                                                 ended December
                                            -------------------------
                                                2001          2000
                                            -----------   -----------
Net income                                  $   390,642   $   162,794
Other comprehensive income (loss):
 Unrealized holding gains (losses)
  from investments arising during
  the period, net of income tax
  benefit of $(3,738) and $(3,414),
  respectively                                   (6,057)      ( 5,687)
                                            -----------   -----------
Comprehensive income                        $   384,585   $   157,107
                                            ===========   ===========

7.  DEBT

In connection with the acquisition of the distribution business and net assets of Merchants on June 1, 2001, the Company amended its revolving credit facility to increase amounts available under the facility from $25.0 million to $55.0 million. The facility originally contained covenants which, among other things, set certain financial ratios and net worth requirements, including covenants that (i) restrict permitted investments, (ii) restrict intercompany advances to HNWC, (iii) restrict incurrence of additional debt,
(iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including an average annual fixed charge ratio of 1.1 to 1.0, average annual debt service coverage ratio of 1.5 to 1.0, average annual senior debt to EBITDA ratio of 6.0 to 1.0, and a minimum tangible net worth of $7.0 million.

At fiscal year end 2001, the Company was not in compliance with certain of its debt covenants under the revolving credit facility. As a result, in December 2001, the Company received waivers to its debt covenant violations. In addition, the financial covenants were amended to: (i) remove the fixed charge and the senior debt to EBITDA ratios, (ii) reduce the debt service coverage ratio from 1.5:1.0 to 1.0:1.0, to be measured at fiscal year end 2002 and quarterly thereafter, (iii) amend the definition of tangible net worth and (iv) remove the London Interbank Offering Rate borrowing rate option effective January 1, 2002. After giving effect to the waiver and amendments discussed herein, the Company is in compliance with its revolving credit facility as of December 2001. As of December 2001, the outstanding balance under the facility is $29.1 million.


8.  BUSINESS SEGMENTS:

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling, marketing and distribution of Hawaiian natural water. The Company disposed of its health food distribution segment during the second quarter of fiscal 2001. Prior period segment data has been restated to conform to the current presentation. The segments are evaluated on revenue, operating income (loss) and income (loss) before taxes.

                                     Wholesale                      Bottled
                                   Distribution      Retail          Water      Consolidated
                                  --------------  ------------   ------------   -------------
Quarter ended December 2001:
External revenue:
 Cigarettes                       $159,699,896    $          -   $          -   $159,699,896
 Health food                                 -       7,266,582              -      7,266,582
 Confectionery                      13,339,047               -              -     13,339,047
 Tobacco, beverage & other          29,777,989               -         70,333     29,848,322
                                  ------------    ------------   ------------   ------------
  Total external revenue           202,816,932       7,266,582         70,333    210,153,847

Depreciation and amortization          331,207         373,518         14,559        719,284
Operating income (loss)              1,784,158          98,071        (48,652)     1,833,577
Interest expense                       708,494         366,326          9,278      1,084,098
Income (loss) before taxes           1,017,973        (258,774)       (57,930)       701,269
Total assets                        66,708,587      19,196,143      6,070,367     91,975,097
Capital expenditures, net              166,562          72,465              -        239,027








Quarter ended December 2000:
External revenue:
 Cigarettes                       $ 71,201,332    $          -   $          -   $ 71,201,332
 Health food                                 -       7,466,761              -      7,466,761
 Confectionery                       6,600,145               -              -      6,600,145
 Tobacco, beverage & other          15,238,597               -              -     15,238,597
                                  ------------    ------------   ------------   ------------
  Total external revenue            93,040,074       7,466,761              -    100,506,835

Depreciation and amortization          158,181         360,436              -        518,617
Operating income (loss)              1,878,183        (293,193)             -      1,584,990
Interest expense                       299,123         414,937              -        714,060
Income (loss) before taxes           1,586,904        (705,780)             -        881,124
Total assets, excluding
 discontinued operations            33,732,345      19,561,161              -     53,293,506
Capital expenditures, excluding
 discontinued operations, net           92,282         167,242              -        259,524


There are no intersegment sales between the three operating segments. Operating income (loss) and income (loss) before taxes from the retail segment includes general corporate overhead expenses that were previously allocated to the discontinued health food distribution operations but were not eliminated as a result of the sale.


9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141")and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles being classified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria had been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, must be adopted by the Company on October 1, 2002. Early application of SFAS 142 is permitted for the Company's fiscal year beginning October 1, 2001, however the Company plans to adopt SFAS 142 for the fiscal year beginning October 1, 2002. As of December 2001, the Company had approximately $6.4 million of goodwill reflected on the accompanying condensed consolidated balance sheet. Amortization of goodwill for the three months ended December 2001 totaled approximately $0.1 million.


In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (for the fiscal year beginning October 1, 2002 for AMCON).

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the statement retains certain of the requirements of Statement of Financial


Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), it supercedes SFAS 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years (fiscal year beginning October 1, 2002 for AMCON), with early adoption encouraged.

Management is still addressing the financial statement impact on future periods resulting from the adoption of these statements.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

COMPANY

AMCON Distributing Company, together with its wholly-owned subsidiaries, referred to herein as AMCON, operates six distribution centers and 13 retail health food stores in the Great Plains, Rocky Mountain, and Southern regions of the United States and a water bottling operation in the State of Hawaii.

Our wholesale distribution segment sells approximately 24,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, natural food and related products, frozen and chilled products, and institutional food service products. We distribute products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, health food stores, natural food stores, drug stores and gas stations. In addition, we also service institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

Our retail segment operates seven retail health food stores in Florida under the name Chamberlin's Market & Cafe, and six in the Midwest under the name Akin's Natural Foods Market. These stores, which were acquired during fiscal 1999, carry natural supplements, groceries, health and beauty care products and other food items.

Our water bottling operation was acquired during the first quarter of fiscal 2002. This operation bottles, markets and distributes Hawaiian natural water primarily in the State of Hawaii, with plans to market the product internationally and on the mainland United States.


RESULTS OF OPERATIONS

As more fully described in our 2001 Annual Report to Shareholders on Form 10-K 2001 for the fiscal year ended September 2001, we completed the sale of our wholesale health food distribution business effective March 23, 2001. As a result, our fiscal 2001 results have been restated to reflect the wholesale health food distribution business as discontinued operations. The discussions and figures below are based on the restated presentation. Additionally, as more fully described under "Acquisitions" in the accompanying notes to the unaudited condensed consolidated financial statements, we also completed the acquisition of Hawaiian Natural Water Company, Inc., referred to herein as HNWC, on December 17, 2001 and Merchants Wholesale, Inc., referred to herein as Merchants or Quincy, Illinois, on June 1, 2001. Accordingly, the results of operations for these acquisitions are included in the accompanying unaudited condensed consolidated statements of operations from their date of acquisition.

AMCON's fiscal first quarters ended on December 28, 2001 and December 29, 2000. For ease of discussion, the fiscal quarters are referred to herein as December 2001 and 2000, respectively or Q1 2002 and Q1 2001, respectively.

The distribution industry continues to be in a state of consolidation. Competition and pressure on profit margins continue to affect both large and small distributors and demands that distributors consolidate in order to become more efficient.

The retail natural foods industry is highly fragmented, with more than 9,000 stores operated independently or as part of small chains. The two leading natural food chains continue to expand their geographic markets and acquire smaller independent competitors. In addition, conventional supermarkets and mass market outlets continue to increase their emphasis on the sale of natural products. This business climate subjects operating income to a number of factors that are beyond the control of management, such as competing retail stores opening in close proximity to our retail stores and manufacturers changing prices and promotional programs.

HNWC historically incurred operating losses prior to our acquisition of the company in December 2001. We are currently upgrading the bottling equipment in order to improve production capacity and our marketing department is currently focusing on expanding the market for our premium Hawaiian Springs product. Until such time, we expect this segment will continue to incur operating losses.

Statistics indicate that cigarette consumption is declining on a national basis and many retailers, such as grocery stores and general merchandise stores, have discontinued the sale of cigarettes. As a result, convenience stores, which represent our largest customer base, have increased their share of the cigarette market which enables us to maintain, and slightly increase, our cigarette carton volume. While we sell a diversified product line, we remain dependent on cigarette sales, which represented approximately 76% of our revenue and 40% of our gross margin in Q1 2002.

Changes in manufacturers' cigarette pricing over the past decade have greatly affected the market for generic and private label cigarettes. Although sales of our private label cigarettes have steadily declined over the past eight years due to the relatively small price differential between our private label brands and national brands, and the increasing price differential between our brands and new generic and import brands, our net income is still heavily dependent upon sales of these products and volume discounts received from manufacturers in connection with such sales.

We continuously evaluate steps we may take to improve net income in future periods, including expansion into new business lines, acquisitions, closure or relocation of distribution centers and health food retail stores, and further sales of nonoperating assets that are no longer essential to our primary business activities, such as investments in equity securities. During the fourth quarter of fiscal 2001, we closed one retail location in the Florida market due to poor performance and one distribution center in Missouri due to synergies resulting from the acquisition of the Quincy, Illinois distribution center.

Comparison of the three month periods ended December 2001 and 2000
------------------------------------------------------------------

Sales for Q1 2002 increased 109.1% to $210.2 million, compared to $100.5 million in Q1 2001. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $2.1 million and $0.5 million, for Q1 2002 and Q1 2001, respectively. Sales increase by business segment is as follows:

    Wholesale distribution        $109.8  million
    Retail health food stores       (0.2) million
    Bottled water                    0.1  million
                                  ------
                                  $109.7  million
                                  ======

Sales from the wholesale distribution business increased by $109.8 million from Q1 2001 to Q1 2002. Sales from our distribution facility in Quincy, Illinois, which was acquired in Q3 of fiscal 2001, accounted for $102.5 million of the increase. The remaining increase of $7.3 million was attributable primarily to increases in cigarette sales of approximately $3.7 million over the prior year as a result of price increases and $1.5 million over the prior year as a result of a 2.1% increase in carton volume. Sales of tobacco, confectionary and other products accounted for the remainder of the increase as sales of these products increased by $2.1 million or 9.6% over the prior year where sales growth was slowed due to severe winter weather in the Midwest that inhibited travel and other outdoor activities, as well as by pricing strategies implemented by several competitors.


Sales from the retail health food segment during Q1 2002 declined by $0.2 million, or 2.7%, when compared to Q1 2001 due to the closing of a store during the third quarter of fiscal 2001. Sales at this store totaled approximately $0.2 million in Q1 2001. Increased competition by national chains who have opened stores in the same markets as our stores and an overall softening of the natural food retail market over the past two years continue to hamper sales growth in the retail health food segment.

The bottled water segment was acquired during the latter part of Q1 2002. The operating results are included in the accompanying unaudited statements of operations from the date of acquisition. Due to the timing of the acquisition, this segment had an insignificant impact on sales.

Gross profit increased 42.2% to $15.1 million in Q1 2002 from $10.6 million in Q1 2001. Gross profit as a percent of sales declined to 7.2% in Q1 2002 compared to 10.6% in Q1 2001. Gross profit by business segment is as follows (dollars in millions):

                                             Quarter ended
                                                December
                                            ----------------
                                             2001      2000     Incr
                                            ------    ------    -----
    Wholesale distribution                  $ 12.0    $  7.7    $ 4.3
    Retail health food stores                  3.1       2.9      0.2
    Bottled water                                -         -        -
                                            ------    ------    -----
                                            $ 15.1    $ 10.6    $ 4.5
                                            ======    ======    =====

Gross profit from our wholesale distribution business for Q1 2002 was favorably impacted by our acquisition of the Quincy distribution business, which contributed approximately $4.7 million in gross profit. Excluding Quincy, gross profit for Q1 2002 decreased approximately $0.4 million as compared to Q1 2001 as follows: (1) a charge to cost of sales of $0.2 million to account for the increase in the LIFO reserve as compared to Q1 2001, (2) decrease of $0.7 million in gross profit from cigarette price increases and sales of private label cigarette, as compared to Q1 2001, (3) increases in incentive allowances of approximately $0.2 million received from manufacturers, net of amounts paid to customers, as compared to Q1 2001, and
(4) increase of $0.3 million in gross profit due to increased sales of other products.

Gross profit for the retail health food segment was relatively flat compared with Q1 2001. We closed one retail store in Q4 of fiscal 2001 and completed the realignment of the management team within this segment at the end of Q1 2001, the results of which should be realized throughout the remainder of fiscal 2002.

Gross profit as a percentage of sales declined primarily due to the cigarette sales increasing as a percentage of total sales. Although the price of cigarettes continues to increase, our gross margin dollars remain relatively constant and have even decreased in certain markets due to competitive pressures.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 46.8% or approximately $4.2 million to $13.3 million in Q1 2002 compared to Q1 2001. The increase was primarily due to expenses associated with the new Quincy distribution business, which accounted for $3.8 million of the increase. The remainder of the wholesale distribution segment incurred $0.4 million of operating costs in excess of Q1 2001 primarily due to increases in general labor costs and insurance.

As a result of the above, income from operations for Q1 2002 increased by $0.2 million to $1.8 million, as compared to Q1 2001.

Interest expense for Q1 2002 increased 51.8% to approximately $1.1 million compared to approximately $0.7 million during Q1 2001. The increase was due to (1) debt incurred to acquire the new Quincy distribution business, net assets and distribution facility during Q3 of fiscal 2001, (2) net interest paid under an interest rate swap contract that was assumed in the Merchants acquisition, totaling $0.3 million. This was partially offset by a positive valuation adjustment on the interest rate swap contract, totaling $0.1 million during Q1 2002 and (3) debt incurred to provide advances to and investments in HNWC.

Other income for Q1 2002 of approximately $47,000 was generated primarily by interest income and dividends received on investment securities. Other income of approximately $10,000 for Q1 2001 was generated primarily by dividends received on investment securities.

Included in other income (expense) in Q1 2002 is equity in loss of an unconsolidated affiliate of $0.1 million, which represents our ownership interest in the loss of HNWC up to the date of acquisition.

As a result of the above factors, income from continuing operations for the three months ended December 2001 was $0.4 million compared to $0.6 million for the three months ended December 2000.


LIQUIDITY AND CAPITAL RESOURCES

As of December 2001, our liquidity was provided by cash on hand of approximately $0.5 million and approximately $25.9 million available under a revolving credit facility with a capacity of $55.0 million. In addition, we have approximately $1.4 million available under a revolving credit facility in our retail segment. Amounts available under this facility are limited to 50 percent of existing inventory levels. During the three months ended December 2001, we generated approximately $11.2 million in cash through operating activities primarily through reductions in accounts receivable and inventory, as we managed inventory levels to minimize the impact of an increase in federal excise taxes, which was effective on January 1, 2002. In addition, we were able to take advantage of extended payment terms offered by manufacturers, which increased our accounts payable compared with fiscal year end 2001. Our working capital of approximately $28.8 million as of December 2001 declined approximately $5.1 million during Q1 2002 primarily due to the acquisition of HNWC and lower inventory levels. Our debt to equity ratio declined to 3.27 at December 2001, compared to 4.52 at September 2001, primarily due to a decrease in our revolving line of credit of approximately $10.0 million and the acquisition of HNWC, which increased equity by approximately $1.7 million. Investing activities required cash of approximately $0.2 million during the three-month period ended December 2001 and primarily represents the purchases of fixed assets. Financing activities required cash of approximately $10.7 million to reduce amounts outstanding under the revolving credit facilities and long-term debt.

We believe that funds generated from operations, supplemented as necessary with funds available under our revolving credit facilities, will provide sufficient liquidity to cover our debt service and any reasonably foreseeable future working capital and capital expenditure requirements associated with existing operations.

The following table summarizes our outstanding contractual obligations and commitments as of fiscal year end September 2001 and includes contractual obligations and commercial commitments of HNWC, which was acquired in December 2001. There have been no significant changes to debt or other obligations, other than for HNWC and the revolving credit facility discussed above, since September 2001. (amounts in thousands):



                                             Payments Due By Period
                         ---------------------------------------------------------------------
   Contractual                       Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Obligations             Total      2002      2003      2004     2005     2006    Thereafter
------------------       ---------  --------  --------  --------  -------  -------  ----------
Long-Term Debt           $   9,201  $  1,509  $    348  $   416   $   470  $ 6,418   $    40
Subordinated Debt           12,171     1,859     1,770    7,710       832        -         -
Capital Lease                1,423       265       245      296       307      270        40
  Obligations
Operating Leases/1/         25,072     4,636     4,072    3,578     3,176    2,531     7,079

                           Total
 Other Commercial         Amounts    Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Commitments           Committed    2002      2003      2004     2005     2006    Thereafter
------------------       ---------  --------  --------  --------  -------  -------  ----------
Lines of Credit          $  57,000  $ 57,000  $ 55,000  $ 55,000  $     -  $     -   $     -
Letters of Credit              950       950         -        -         -        -         -
Purchase Obligations/2/      1,200     1,200         -        -         -        -         -


------------------
/1/ Includes lease commitment for water bottling equipment, which is expected to commence in May 2002.

/2/ Represents capital expenditures associated with the new Omaha distribution facility, which is expected to be completed in Q3 2002.

We maintain a revolving credit facility, referred to herein as the Facility, that allows us to borrow up to $55.0 million at any time, subject to eligible accounts receivable and inventory requirements. The interest rate on the facility was originally the bank's base rate, which is Prime or the London Interbank Offering Rate, referred to herein as LIBOR, plus 1.75%, as selected by the Company. The Facility contains covenants which, among other things, set certain financial ratios and net worth requirements, including covenants that (i) restrict permitted investments, (ii) restrict intercompany advances to HNWC, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including an average annual fixed charge ratio of 1.1 to 1.0, average annual debt service coverage ratio of 1.5 to 1.0, average annual senior debt to EBITDA ratio of 6.0 to 1.0, and a minimum tangible net worth of $7.0 million.

At fiscal year end 2001, we were not in compliance with certain of our debt covenants under the Facility. As a result, in December 2001, we received waivers to our debt covenant violations. In addition, the financial covenants were amended to: (i) remove the fixed charge and the senior debt to EBITDA ratios, (ii) reduce the debt service coverage ratio from 1.5:1.0 to 1.0:1.0, to be measured at fiscal year end 2002 and quarterly thereafter,
(iii) amend the definition of tangible net worth and (iv) remove the LIBOR borrowing rate option effective January 1, 2002. After giving effect to the waiver and amendments discussed herein, we are in compliance with the covenants under the Facility as of December 2001. As of December 2001, we had borrowing outstanding of approximately $29.1 million under the Facility.

In connection with the purchase of the Quincy, Illinois distribution business in June 2001, we assumed an interest rate swap agreement with a bank. Under the agreement, we agree to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25.0 million. The interest rate swap effectively converts $25.0 million of our variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003.


During the third quarter of fiscal 2001, we borrowed $6.9 million from a bank, at a fixed rate of 7.5%, to purchase the distribution facility utilized by Merchants, which was owned by Merchants' sole stockholder, referred to herein as the Real Estate Loan, and to retire term debt. As of December 2001, the outstanding balance on the Real Estate Loan was approximately $6.7 million.

The asset purchase agreement with Merchants provides for deferred payments to be made to the seller totaling $3.6 million, which is required to be paid on the first through fourth anniversaries of the closing date of the transaction in installments of $0.9 million. In addition, we entered into a noncompetition agreement with the seller totaling $0.4 million that requires us to make payments of $0.1 million annually on the first through fourth anniversary dates of the closing of the transaction. As of December 2001, the carrying value, which represents the present value recorded upon acquisition, of the outstanding obligations to the seller were approximately $3.4 million.

In connection with the purchase of Merchants, we assumed several capital leases for office equipment, automobiles and warehouse equipment. As of December 2001, the outstanding balances on the capital leases totaled approximately $1.0 million.

In June 2001, we negotiated a $2.0 million credit facility with a bank, at the bank's base rate plus 1.0%, to be used to fund the expansion and remodeling of our retail health food stores, referred to herein as the Retail Facility. The outstanding balance of the Retail Facility as of December 2001 was approximately $0.6 million.

In August 2000, borrowings of $0.6 million under the Facility, in addition to $0.3 million under a subordinated note, at a fixed rate of 7.0%, referred to herein as the TINK Note, were utilized to purchase all of the outstanding common stock of TINK, Inc. As of December 2001, the outstanding balance of the TINK Note was $0.3 million.

In November 1999, borrowings under a $0.2 million subordinated note, at a fixed rate of 7.0%, referred to herein as the MDF Note, were used to purchase the assets of MDF Health, Inc. As of December 2001, the outstanding balance of the MDF Note was $0.1 million.

In September 1999, borrowings under an 8% Convertible Subordinated Note, referred to herein as the Convertible Note, and a Collateralized Promissory Note, referred to herein as the Collateralized Note, in addition to borrowings under the revolving credit facility were used to purchase all of the common stock of Health Food Associates. Both the Convertible Note and the Collateralized Note have five-year terms and bear interest at 8% per annum. Principal on the Convertible Note is due in a single payment at maturity. Principal on the Collateralized Note is payable in installments of $0.8 million per year with the balance due at maturity. The principal balance of the Convertible Note may be converted into stock of The Health Edge, Inc., formerly known as Food for Health Co., under circumstances set forth in the Convertible Note. As of December 2001, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $6.4 million, respectively.

AMCON has entered into a lease for a new distribution facility in Omaha, Nebraska, which will become effective in the third quarter of fiscal 2002 when the lease in its current Omaha, Nebraska distribution facility expires. AMCON expects capital expenditures relating to equipment purchases and office build-out to be approximately $1.2 million. It is anticipated that the source of funds needed to complete these expenditures will be provided by a combination of leasing and funding through the Facility.




CRITICAL ACCOUNTING POLICIES

Accounts receivable
-------------------

Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio.

Inventories
-----------

Inventories consist of finished products purchased in bulk quantities to be sold to our customers. An allowance for obsolete inventory is maintained to reflect the expected unsaleable or unrefundable inventory based on an evaluation of slow moving products.

Goodwill and other identifiable intangible assets
-------------------------------------------------

Goodwill associated with the excess purchase price over the fair value of assets acquired and other identifiable intangible assets, such as trademarks and trade names, favorable leases, and covenants not to compete, are currently amortized on the straight-line method over their estimated useful lives.

These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

As discussed herein, the FASB issued SFAS 141 and SFAS 142 in June 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. We plan to adopt these pronouncements effective October 1, 2002. At such time we anticipate that amortization associated with purchased goodwill will cease. During Q1 2002, goodwill amortization totaled approximately $0.1 million.

Revenue recognition
-------------------

We recognize revenue when products are delivered to retail customers, which generally is the same day products are shipped, or sold to consumers in retail stores. Sales are shown net of returns, discounts, and sales incentives.

Insurance
---------

Our insurance for worker's compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. A third-party administrator is used to process all such claims. We require all worker's compensation claims to be reported within 24 hours. As a result, we accrue our worker's compensation liability based upon the claim reserves established by the third-party administrator each month. Our employee health insurance benefit liability is based on our historical claims experience rate. Our reserves associated with the exposure to these self-insured liabilities are reviewed by management for adequacy at the end of each reporting period.




ACQUISITIONS AND DISPOSITIONS

On December 17, 2001, the Company completed a merger with HNWC, pursuant to which HNWC merged with and into, and thereby became, a wholly-owned subsidiary of AMCON Distributing Company. The merger consideration valued the entire common equity interest in HNWC at approximately $2.9 million, which was paid in cash of $0.8 million during fiscal 2001 and in common stock of the Company valued at $2.1 million. Each share of HNWC stock was convertible into 0.052 shares of AMCON common stock. As a result, the Company issued 373,558 shares of its common stock to outside HNWC shareholders, or 12.0% of the Company's outstanding shares after giving effect to the merger. HNWC option holders and warrant holders also received comparable options and warrants of the Company but with the exercise price and number of shares covered thereby being adjusted to reflect the exchange ratio.

Transaction costs, totaling approximately $0.3 million, were incurred to complete the merger and consist primarily of fees and expenses for bankers, attorneys and accountants, SEC filing fees, stock exchange listing fees and financial printing and other related charges.

The merger is expected to qualify as a tax-free reorganization and has been recorded on the Company's books using the purchase method of accounting.
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The portion of the purchase price in excess of the fair value of the net assets acquired to be allocated to other identifiable assets is approximately $3.4 million. The identifiable intangible asset, the HNWC trade name, is being amortized over 20 years.

Although the amounts are subject to change based on evaluations performed subsequently, the final purchase price allocation is not expected to materially differ from those recorded on the accompanying unaudited condensed balance sheet.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141")and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles being classified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria had been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, must be adopted by the Company on October 1, 2002. Early application of SFAS 142 is permitted for the Company's fiscal year beginning October 1, 2001, however the Company plans to adopt SFAS 142 for the fiscal year beginning October 1, 2002. As of December 2001, the Company had approximately $6.4 million of goodwill reflected on the accompanying condensed consolidated balance sheet. Amortization of goodwill for the three months ended December 2001 totaled approximately $0.1 million.







In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (for the fiscal year beginning October 1, 2002 for AMCON).

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the statement retains certain of the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), it supercedes SFAS 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years (fiscal year beginning October 1, 2002 for AMCON), with early adoption encouraged.

Management is still addressing the financial statement impact on future periods resulting from the adoption of these statements.


RELATED PARTY TRANSACTIONS

In Q1 2002, we were charged $15,000 by AMCON Corporation, the former parent of the Company, as consideration for office rent and management services, which is included in selling, general and administrative expenses. We contracted with one of our outside directors for consulting services in connection with its retail health food operations during Q1 2002. The amount paid for consulting services during Q1 2002 was $22,500, plus reimbursement of expenses.

In addition, effective October 1, 2001, the president of the wholesale health food distribution business, which was sold in March 2001, was terminated and we entered into a four-year consulting agreement with him at the rate of $104,000 per year. The total amount to be paid under the agreement approximates the amount of our obligation under his employment agreement.
The amount paid for consulting services during Q1 2002 was $26,000.














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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

In connection with the purchase of the Quincy, Illinois distribution business in June 2001, we assumed an interest rate swap agreement with a bank. Under the agreement, we agree to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25.0 million. The interest rate swap effectively converts $25.0 million of our variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003.

Due to the significant decline in variable interest rates from the date the swap agreement was initially entered into, the negative fair value of the swap instrument recorded as a liability on our balance sheet at the closing date was approximately $0.9 million. Upon assuming the swap liability, we did not designate the swap transaction as a hedge and therefore, we recognize changes in the fair value of the instrument in current earnings (interest expense). At December 2001, the swap instrument had a negative fair value of approximately $1.3 million. The change in fair value of the swap instrument from a negative fair value of $1.4 million as of fiscal year end 2001 to a negative fair value of $1.3 million at December 2001 was recorded as a reduction to interest expense in Q1 2002.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk. Our exposure to market risk relates primarily to our investment in the common stock of Consolidated Water Company, a public company traded on the NASDAQ National Market system, and for changes in interest rates on our long-term obligations. At December 2001, we held 70,000 shares of common stock of Consolidated Water Company valued at approximately $0.8 million. We value this investment at market and record price fluctuations in equity as unrealized gain or loss on investments. At December 2001, we had approximately $5.0 million of variable rate debt outstanding, excluding $25.0 million in debt offset by a fixed rate interest rate swap contract, with maturities through May 2004. The interest rates on this debt ranged from
3.8% to 6.8% at December 2001.   We estimate that our annual cash flow
exposure for each 1% change in our lender's prime interest rate on our variable rate debt is approximately $30,000.

Other than the changes noted above, there have been no material changes in our market risk during Q1 2002. For additional information, refer to the subsection "Market Risk" in "Management's Discussion and Analysis" set forth in Item 1 of our 2001 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 2001.

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

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements which are incorporated herein by reference to Item 1 of Part I herein)



(b) REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed by the Company during the quarter ended December 28, 2001.





                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     February 11, 2002       /s/ William F. Wright
          -----------------       -----------------------------
                                  William F. Wright
                                  Chairman of the Board and
                                    Principal Executive Officer


Date:     February 11, 2002       /s/ Michael D. James
          -----------------       -----------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer







