Form 10-Q
period 2002-03-28
AMCON DISTRIBUTING CO
filed 2002-05-10
CIK 928465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 29, 2002

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

                              7405 Irvington Road
                                Omaha, NE 68122
                   (Address of principal executive offices)
                                  (Zip Code)

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
The Registrant had 3,112,962 shares of its $.01 par value common stock outstanding as of April 30, 2002.






                                                                Form 10-Q
                                                               2nd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          March 2002 and September 2001                                   3

          Condensed consolidated statements of operations
          for the three and six-month periods ended
          March 2002 and 2001                                             4

          Condensed consolidated statements of cash flows
          for the three and six-month periods ended
          March 2002 and 2001                                             5

          Notes to unaudited condensed consolidated
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     25


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders            26

Item 6.   Exhibits and Reports on Form 8-K                               26













PART I -  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                 Condensed Consolidated Balance Sheets
                                     March 2002 and September 2001
----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                         March 2002       September 2001
                                                        ------------      --------------
                  ASSETS
Current assets:
  Cash                                                  $    817,733       $    296,940
  Accounts receivable, less allowance for doubtful
    accounts of $0.8 million and $0.6 million,
    respectively                                          28,886,254         31,773,232
  Inventories                                             28,332,008         29,814,545
  Income tax receivable                                      660,167          1,713,644
  Deferred income taxes                                    1,419,432          1,419,432
  Current assets from discontinued operations                      -            173,273
  Other                                                    1,034,260            336,850
                                                        ------------       ------------
          Total current assets                            61,149,854         65,527,916

Fixed assets, net                                         16,340,144         14,687,665
Notes receivable                                                   -          1,604,483
Available-for-sale investments                             1,029,000            789,862
Equity investment in unconsolidated affiliate                      -            287,065
Other assets                                              18,821,476         16,300,331
                                                        ------------       ------------
                                                        $ 97,340,474       $ 99,197,322
                                                        ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 16,495,409       $ 16,240,541
  Accrued expenses                                         4,025,214          4,892,211
  Accrued wages, salaries, bonuses                         1,024,565          1,046,832
  Dividends payable                                           11,207                  -
  Current liabilities of discontinued operations           1,601,606          1,353,017
  Current portion of long-term debt                       10,705,894          6,189,683
  Current portion of subordinated debt                     1,820,097          1,858,890
                                                        ------------       ------------
          Total current liabilities                       35,683,992         31,581,174
                                                        ------------       ------------

Deferred income taxes                                        645,015            633,316
Non-current liabilities of discontinued operations           282,636          1,195,705
Long-term debt, less current portion                      34,839,311         42,112,140
Subordinated debt, less current portion                   10,305,746         10,312,028
Other liabilities                                             41,380                  -

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 3,112,962 and 2,739,184
    issued, respectively                                      31,130             27,392
  Additional paid-in capital                               5,851,582          4,125,127
  Accumulated other comprehensive income,
    net of tax of $0.2 million and $0.2 million,
    respectively                                             562,412            404,362
  Retained earnings                                        9,097,270          8,806,078
                                                        ------------       ------------
          Total shareholders' equity                      15,542,394         13,362,959
                                                        ------------       ------------
                                                        $ 97,340,474       $ 99,197,322
                                                        ============       ============


     The accompanying notes are an integral part of these condensed consolidated financial statements.



                                    AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                              for the three and six-months ended March 2002 and 2001
                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                 For the three months            For the six months
                                                      ended March                    ended March
                                             -----------------------------   -----------------------------
                                                 2002            2001            2002            2001
                                             -------------   -------------   -------------   -------------
Sales (including excise taxes of
  $38.4 million and $15.4 million, and
  $76.8 million and $33.0 million,
  respectively)                              $ 194,159,299   $ 100,785,157   $ 404,313,146   $ 201,291,992

Cost of sales                                  179,928,648      91,285,791     374,972,280     181,166,099
                                             -------------   -------------   -------------   -------------
     Gross profit                               14,230,651       9,499,366      29,340,866      20,125,893
                                             -------------   -------------   -------------   -------------
Selling, general and administrative
  expenses                                      12,555,713       8,912,414      25,113,067      17,435,334
Depreciation and amortization                      734,637         597,236       1,453,921       1,115,853
                                             -------------   -------------   -------------   -------------
                                                13,290,350       9,509,650      26,566,988      18,551,187
                                             -------------   -------------   -------------   -------------

     Income (loss) from operations                 940,301         (10,284)      2,773,878       1,574,706
                                             -------------   -------------   -------------   -------------
Other expense (income):
  Interest expense                                 823,160         633,256       1,907,258       1,347,316
  Other                                            (27,813)        (38,030)        (74,611)        (48,224)
  Equity in loss of unconsolidated affiliate             -               -          95,007               -
                                             -------------   -------------   -------------   -------------
                                                   795,347         595,226       1,927,654       1,299,092
                                             -------------   -------------   -------------   -------------

Income (loss) from continuing operations
  before income taxes                              144,954        (605,510)        846,224         275,614
Income tax expense (benefit)                        54,519        (227,066)        365,146         103,356
                                             -------------   -------------   -------------   -------------

Income (loss) from continuing operations            90,435        (378,444)        481,078         172,258

Loss from discontinued operations,
  net of income tax benefit of $0.3 million
  and $0.6 million, respectively                         -        (506,527)             -         (894,435)

Loss on disposal of discontinued
  operations, net of income tax benefit
  of $0.4 million.                                       -        (675,416)             -         (675,416)
                                             -------------   -------------   -------------   -------------

Net income (loss)                            $      90,435   $  (1,560,387)  $     481,078   $  (1,397,593)
                                             =============   =============   =============   =============

Basic earnings (loss) per share:
  Continuing operations                      $        0.03   $       (0.14)  $        0.16   $        0.06
  Discontinued operations                                -           (0.43)              -           (0.57)
                                             -------------   -------------   -------------   -------------
  Net basic earnings (loss) per share        $        0.03   $       (0.57)  $        0.16   $       (0.51)
                                             =============   =============   =============   =============

Diluted earnings (loss) per share:
  Continuing operations                      $        0.03   $       (0.14)  $        0.16   $        0.06
  Discontinued operations                                -           (0.43)              -           (0.57)
                                             -------------   -------------   -------------   -------------
  Net diluted earnings (loss) per share      $        0.03   $       (0.57)  $        0.16   $       (0.51)
                                             =============   =============   =============   =============

Dividends per share                          $        0.03   $        0.03   $        0.06   $        0.06
                                             =============   =============   =============   =============

Weighted average shares outstanding:
  Basic                                          3,112,962       2,738,031       2,950,797       2,737,859
  Diluted                                        3,186,858       2,738,031       3,023,067       2,737,859


The accompanying notes are an integral part of these condensed consolidated financial statements.



                     AMCON Distributing Company and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                    for the six months ended March 2002 and 2001
                                    (Unaudited)
---------------------------------------------------------------------------------
                                                         2002            2001
                                                     ------------    ------------
Net cash flows from operating activities             $  3,494,149    $ 10,285,816
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets, net                         (653,405)       (693,938)
  Advances under note receivable                                -        (400,000)
  Purchase of common stock in HNWC                              -        (300,000)
  Proceeds from sales of fixed assets                      56,682           1,350
  Proceeds from disposal of discontinued
    operations, net of cash expenditures                        -       8,200,641
                                                     ------------    ------------

  Net cash flows from investing activities               (596,723)      6,808,053
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on bank credit agreement                (1,997,547)    (14,571,253)
  Payments on long-term debt and
   subordinated debt                                     (189,544)     (2,474,563)
  Dividends paid                                         (189,867)       (164,280)
  Proceeds from exercise of stock options                     325             974
  Purchase of treasury stock                                    -             (85)
                                                     ------------    ------------
  Net cash flows from financing activities             (2,376,633)    (17,209,207)
                                                     ------------    ------------

Net increase (decrease) in cash                           520,793        (115,338)

Cash, beginning of period                                 296,940         613,158
                                                     ------------    ------------

Cash, end of period                                  $    817,733    $    497,820
                                                     ============    ============


SUPPLEMENTAL NONCASH INFORMATION:
  Business combinations:
   Fair value of assets acquired                     $  6,013,978    $          -
   Liabilities assumed                               $  3,157,087    $          -





The accompanying notes are an integral part of these condensed consolidated financial statements.






                  AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                           March 2002 and 2001

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

AMCON's fiscal second quarters ended on March 29, 2002 and March 30, 2001. For convenience, the fiscal quarters have been indicated as March 2002 and 2001, respectively. Each quarter and each six-month period ended comprised 13 weeks and 26 weeks, respectively.

RECLASSIFICATIONS

In accordance with guidance provided in Emerging Issues Task Force No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor Products," the Company has reflected the costs associated with sales incentives provided to retailers as a reduction in sales beginning in the first quarter of fiscal 2002. The reclassification for the three and six-months ended March 2001 totaled approximately $0.5 million and $1.0 million, respectively. These costs were previously included in cost of sales. This reclassification had no impact on reported income (loss) from continuing operations before taxes, net income (loss), or income (loss) per share amounts.


2.  ACQUISITIONS OF BUSINESSES:

On December 17, 2001, the Company completed a merger with HNWC, pursuant to which HNWC merged with and into, and thereby became, a wholly-owned subsidiary of AMCON Distributing Company. The merger consideration valued the entire common equity interest in HNWC at approximately $2.9 million, which was paid in cash of $0.8 million during fiscal 2001 and in common stock of the Company valued at $2.1 million. Each share of HNWC stock was convertible into 0.052 shares of AMCON common stock. As a result, the Company issued 373,558 shares of its common stock to outside HNWC shareholders, or 12.0% of the Company's outstanding shares after giving effect to the merger. HNWC option holders and warrant holders also received comparable options and warrants of the Company, but with the exercise price and number of shares covered thereby being adjusted to reflect the exchange ratio.

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

Assuming the above acquisitions had occurred on October 1, 2001 and 2000, unaudited pro forma consolidated sales, net income (loss) from continuing operations, net income (loss) and net income (loss) per share for the three and six months ended March 2002 and 2001, respectively, would have been as follows:


                                         Three months ended             Six months ended
                                    ----------------------------  ----------------------------
                                      March 2002    March 2001      March 2002     March 2001
                                    -------------  -------------  -------------  -------------

Sales                               $ 194,159,299  $ 211,651,841  $ 404,799,481  $428,291,567
Net income (loss) from continuing
  operations                        $   1,005,206  $    (412,382) $   2,252,258  $    587,889
Net income (loss)                   $      90,435  $  (2,252,773) $     214,596  $ (2,923,429)
Net earnings (loss) per share:
  Basic                             $        0.03  $       (0.72) $        0.07  $      (0.94)
  Diluted                           $        0.03  $       (0.72) $        0.07  $      (0.94)


Weighted average shares outstanding:
  Basic                                 3,112,962      3,111,589      3,112,946     3,111,417
  Diluted                               3,186,858      3,111,589      3,185,216     3,111,417



3.  INVENTORIES:

Inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers and are accounted for using the last-in, first-out ("LIFO") method of accounting. The retail health food operations utilize the retail inventory method of accounting. LIFO inventories at March 2002 and 2001 were approximately $3.9 million and $3.2 million less than the amount of such inventories valued on a first-in, first-out basis, respectively.


4.  DIVIDENDS:

The Company paid cash dividends totaling $0.03 per share during the quarter ended March 2002, representing dividends of $0.06 per share for the first and second quarters of fiscal 2002.






5.  EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is calculated by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted average common shares outstanding for each period. Diluted earnings (loss) per share is calculated by dividing income
(loss)from continuing operations, income (loss) from discontinued operations and net income (loss) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at March 2002 and 2001, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common shares, totaled 145,390 with an average exercise price of $8.01 for the three and six month periods ended March 2002, and 172,380 with an average exercise price of $7.25 for the three and six month periods ended March 2001.

                                              For the three-month period ended March
                                      -------------------------------------------------------
                                                 2002                         2001
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 3,112,962     3,112,962       2,738,033     2,738,033

2.  Weighted average treasury
     shares outstanding                         -             -              (2)           (2)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        73,896               -        88,973

4.  Exclusion of the weighted average
     of net additional shares
     outstanding assuming dilutive
     options and warrants exercised
     and proceeds used to purchase
     treasury stock as their
     inclusion would be anti-dilutive           -             -               -       (88,973)
                                      -----------   -----------     -----------   -----------
5.  Weighted average number of
     shares outstanding                 3,112,962     3,186,858       2,738,031     2,738,031
                                      ===========   ===========     ===========   ===========
6.  Income (loss) from
     continuing operations            $    90,435   $    90,435     $  (378,444)  $  (378,444)
                                      ===========   ===========     ===========   ===========
7.  Loss from
     discontinued operations          $         -   $         -     $  (506,527)  $  (506,527)
                                      ===========   ===========     ===========   ===========
8.  Loss on disposal of
     discontinued operations          $         -   $         -     $  (675,416)  $  (675,416)
                                      ===========   ===========     ===========   ===========

9.  Net income (loss)                 $    90,435   $    90,435     $(1,560,387)  $(1,560,387)
                                      ===========   ===========     ===========   ===========
10. Earnings (loss) per share
     from continuing operations       $      0.03   $      0.03     $     (0.14)  $     (0.14)
                                      ===========   ===========     ===========   ===========
11. Loss per share from discontinued
     operations                       $         -   $         -     $     (0.43)  $     (0.43)
                                      ===========   ===========     ===========   ===========
12. Net earnings (loss) per share     $      0.03   $      0.03     $     (0.57)  $     (0.57)
                                      ===========   ===========     ===========   ===========






                                                 For the six-month period ended March
                                      -------------------------------------------------------
                                                 2002                         2001
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 2,950,797     2,950,797       2,737,860     2,737,860

2.  Weighted average treasury
     shares outstanding                         -             -              (1)           (1)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        72,270               -        85,620

4.  Exclusion of the weighted average
     of net additional shares
     outstanding assuming dilutive
     options and warrants exercised
     and proceeds used to purchase
     treasury stock as their
     inclusion would be anti-dilutive           -             -               -       (85,620)
                                      -----------   -----------     -----------   -----------

5.  Weighted average number of
     shares outstanding                 2,950,797     3,023,067       2,737,859     2,737,859
                                      ===========   ===========     ===========   ===========
6.  Income from
     continuing operations            $   481,078   $   481,078     $   172,258   $   172,258
                                      ===========   ===========     ===========   ===========
7.  Loss from
     discontinued operations          $         -   $         -     $  (894,435)  $  (894,435)
                                      ===========   ===========     ===========   ===========
8.  Loss on disposal of
     discontinued operations          $         -   $         -     $  (675,416)  $  (675,416)
                                      ===========   ===========     ===========   ===========

9.  Net income (loss)                 $   481,078   $   481,078     $(1,397,593)  $(1,397,593)
                                      ===========   ===========     ===========   ===========
10. Earnings (loss) per share
     from continuing operations       $      0.16   $      0.16     $      0.06   $      0.06
                                      ===========   ===========     ===========   ===========
11. Loss per share from
     discontinued operations          $         -   $         -     $     (0.57)  $     (0.55)
                                      ===========   ===========     ===========   ===========
12. Net earnings (loss) per share     $      0.16   $      0.16     $     (0.51)  $     (0.49)
                                      ===========   ===========     ===========   ===========


6.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income (loss) per the accompanying unaudited condensed consolidated statements of operations to comprehensive income (loss) for the periods indicated:

                                          For the three months         For the six months
                                             ended March                  ended March
                                       -------------------------    -------------------------
                                          2002          2001           2002          2001
                                       -----------   -----------    -----------   -----------
Net income (loss)                      $    90,435   $(1,560,387)   $   481,078   $(1,397,593)
Other comprehensive income:
 Unrealized holding gains from
  investments arising during the
  period, net of income tax expense
  of $0.1 million for the three and
  six months ended March 2002 and
  2001, respectively                    164,107       109,375        158,050       103,688
                                       -----------   -----------    -----------   -----------
Comprehensive income (loss)            $   254,542   $(1,451,012)   $   639,128   $(1,293,905)
                                       ===========   ===========    ===========   ===========


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

At fiscal year end 2001, the Company was not in compliance with certain of its debt covenants under the revolving credit facility. As a result, in December 2001, the Company received waivers to its debt covenant violations. In addition, the financial covenants were amended to: (i) remove the fixed charge and the senior debt to EBITDA ratios, (ii) reduce the debt service coverage ratio from 1.5:1.0 to 1.0:1.0, to be measured at fiscal year end 2002 and quarterly thereafter, (iii) amend the definition of tangible net worth and (iv) remove the London Interbank Offering Rate borrowing rate option effective January 1, 2002. After giving effect to the waiver and amendments discussed herein, the Company is in compliance with its revolving credit facility as of March 2002. As of March 2002, the outstanding balance under the facility is $36.2 million.

In January 2002, we negotiated a $1.5 million credit facility with a bank, at the bank's base rate plus 1.0%, to be used to fund operating activities at our natural spring water bottling operation in Hawaii, referred to herein as the Water Facility. As of March 2002, the outstanding balance under the Water Facility was $1.2 million.

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

In June 2001, we negotiated a $2.0 million credit facility with a bank, at the bank's base rate plus 1.0%, to be used to fund the expansion and remodeling of our retail health food stores, referred to herein as the Retail Facility. As of March 2002, there was no balance on the Retail Facility.

8.  BUSINESS SEGMENTS:

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling, marketing and distribution of Hawaiian natural spring water. The Company disposed of its health food distribution segment during the second quarter of fiscal 2001. Prior period segment data has been restated to conform to the current presentation. The segments are evaluated on revenue, operating income (loss) and income (loss) before taxes.






                                    Wholesale                       Bottled
                                  Distribution       Retail          Water      Consolidated
                                  -------------   ------------   ------------   -------------
QUARTER ENDED MARCH 2002:
External revenue:
 Cigarettes                       $ 147,331,556   $          -   $              $ 147,331,556
 Confectionery                       11,968,700              -              -      11,968,700
 Health food                                  -      8,336,450              -       8,336,450
 Tobacco, beverage & other           25,869,955              -        652,638      26,522,593
                                  -------------    -----------   ------------   -------------
  Total external revenue            185,170,211      8,336,450        652,638     194,159,299


Depreciation and amortization           342,752        377,109         14,776         734,637
Operating income (loss)                 999,515        275,132       (334,346)        940,301
Interest expense                        464,196        306,833         52,131         823,160
Income (loss) before taxes              577,871        (89,705)      (343,212)        144,954
Total assets                         71,348,246     19,663,030      6,329,198      97,340,474
Capital expenditures, net               223,890         37,745        148,410         410,045

QUARTER ENDED MARCH 2001:
External revenue:
 Cigarettes                       $  70,841,860   $          -   $          -   $  70,841,860
 Health food                                  -      8,575,770              -       8,575,770
 Confectionery                        6,859,648              -              -       6,859,648
 Tobacco, beverage & other           14,507,879              -              -      14,507,879
                                  -------------   ------------   ------------   -------------
  Total external revenue             92,209,387      8,575,770              -     100,785,157

Depreciation and amortization           158,624        438,612              -         597,236
Operating income (loss)                 130,594       (140,878)             -         (10,284)
Interest expense                        394,765        238,491              -         633,256
Income (loss) before taxes              (37,781)      (567,729)             -        (605,510)
Total assets, excluding
 discontinued operations             31,972,823     20,706,351              -      52,649,174
Capital expenditures, excluding
 discontinued operations, net            21,170        413,244              -         434,414

SIX MONTHS ENDED MARCH 2002:
External revenue:
 Cigarettes                       $ 307,031,452   $          -   $          -   $ 307,031,452
 Confectionery                       25,307,747              -              -      25,307,747
 Health food                                  -     15,603,032                     15,603,032
 Tobacco, beverage & other           55,647,944              -        722,971      56,370,915
                                  -------------   ------------   ------------   -------------
  Total external revenue            387,987,143     15,603,032        722,971     404,313,146

Depreciation and amortization           673,959        750,627         29,335       1,453,921
Operating income (loss)               2,783,673        373,203       (382,998)      2,773,878
Interest expense                      1,172,690        673,158         61,409       1,907,257
Income (loss) before taxes            1,595,845       (348,479)      (401,142)        846,224
Total assets                         71,348,246     19,663,030      6,329,198      97,340,474
Capital expenditures, net               394,785        110,210        148,410         653,405

SIX MONTHS ENDED MARCH 2001:
External revenue:
 Cigarettes                       $ 142,043,191   $          -   $          -   $ 142,043,191
 Health food                                  -     16,042,531                     16,042,531
 Confectionery                       13,459,793              -              -      13,459,793
 Tobacco, beverage & other           29,746,477              -              -      29,746,477
                                  -------------   ------------   ------------   -------------
  Total external revenue            185,249,461     16,042,531              -     201,291,992

Depreciation and amortization           359,086        756,767              -       1,115,853
Operating income (loss)               2,008,776       (434,070)             -       1,574,706
Interest expense                        693,888        653,428              -       1,347,316
Income (loss) before taxes            1,549,122     (1,273,508)             -         275,614
Total assets, excluding
 discontinued operations             31,972,823     20,706,351              -      52,679,174
Capital expenditures, excluding
 discontinued operations, net           113,452        580,486              -         693,938


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

Early application of SFAS 142 is permitted for the Company's fiscal year beginning October 1, 2001, however the Company plans to adopt SFAS 142 for the fiscal year beginning October 1, 2002. As of March 2002, the Company had approximately $6.3 million of goodwill reflected on the accompanying condensed consolidated balance sheet. Amortization of goodwill for the three and six months ended March 2002 totaled approximately $0.1 million and $0.1 million, respectively.

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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


COMPANY OVERVIEW

AMCON Distributing Company, together with its wholly-owned subsidiaries, referred to herein as "AMCON," operates six distribution centers and 13 retail health food stores in the Great Plains, Rocky Mountain, and Southern regions of the United States and a natural spring water bottling operation in the State of Hawaii.

Our wholesale distribution segment sells approximately 9,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products, and institutional food service products. We distribute products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, we also service institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

Our retail segment operates seven retail health food stores in Florida under the name Chamberlin's Market & Cafe and six in the Midwest under the name Akin's Natural Foods Market. These stores carry a comprehensive line of high quality, value priced natural and gourmet foods, supplements, herbs, natural cosmetics, homeopathic and sports nutrition products. Our stores are family oriented and customer friendly, and are staffed by highly trained, personal service oriented employees.

Our natural spring water bottling segment was acquired during the first quarter of fiscal 2002. This operation bottles, markets and distributes Hawaiian natural spring water primarily in the State of Hawaii, with plans to market the product internationally and on the mainland United States.


RESULTS OF OPERATIONS

As more fully described in our 2001 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 2001, we completed the sale of our wholesale health food distribution business effective March 23, 2001. Accordingly, our fiscal 2001 results have been restated to reflect the wholesale health food distribution business as discontinued operations. The discussions and amounts below are based on the restated presentation. Additionally, as more fully described under "Acquisitions" in the accompanying notes to the unaudited condensed consolidated financial statements, we also completed the acquisition of Hawaiian Natural Water Company, Inc., referred to herein as "HNWC," on December 17, 2001 and Merchants Wholesale, Inc., referred to herein as "Merchants" or "Quincy Illinois," on June 1, 2001. The results of operations for these acquisitions are included in the accompanying unaudited condensed consolidated statements of operations from their date of acquisition.

AMCON's fiscal second quarters ended on March 29, 2002 and March 30, 2001. For ease of discussion, the fiscal quarters are referred to herein as March 2002 and 2001, respectively or Q2 2002 and Q2 2001, respectively.

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

HNWC historically incurred operating losses prior to our acquisition of the company in December 2001. We are currently upgrading the bottling equipment in order to improve production capacity and our marketing department is currently focusing on expanding the market for our premium Hawaiian Springs product. We expect this segment will continue to incur operating losses until these projects are complete.

Statistics indicate that cigarette consumption is declining on a national basis and many retailers, such as grocery stores and general merchandise stores, have discontinued the sale of cigarettes. As a result, convenience stores, which represent our largest customer base, have increased their share of the cigarette market which enables us to maintain, and slightly increase, our cigarette carton volume. While we sell a diversified product line, we remain dependent on cigarette sales, which represented approximately 76% of our revenue and 41% of our gross margin in Q2 2002.

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

We continuously evaluate steps we may take to improve net income in future periods, including expansion into new business lines, acquisitions, closure or relocation of distribution centers and health food retail stores. During the fourth quarter of fiscal 2001, we closed one retail location in the Florida market due to poor performance and one distribution center in Missouri due to synergies resulting from the acquisition of the Quincy, Illinois distribution center.

Comparison of the three and six-month periods ended March 2002 and 2001
-----------------------------------------------------------------------

SALES

Sales for Q2 2002 increased 92.6% to $194.2 million, compared to $100.8 million in Q2 2001. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $1.9 million and $0.5 million in Q2 2002 and Q2 2001, respectively. Sales increase by business segment is as follows:

    Wholesale distribution        $ 93.0 million
    Retail health food stores       (0.2)million
    Bottled water                    0.6 million
                                  ------
                                  $ 93.4 million
                                  ======

Sales from the wholesale distribution business increased by $93.0 million from Q2 2001 to Q2 2002. Sales from our distribution facility in Quincy, Illinois, which was acquired in Q3 2001, accounted for $90.8 million of the increase. The remaining increase of $2.2 million was attributable primarily to increases in cigarette sales of approximately $1.0 million over the prior year as a result of increases in selling prices. Sales of tobacco, confectionary and other products, which accounted for the remainder of the increase as sales of these products, increased by $1.2 million or 4.5% over the prior year where sales growth was slowed due to severe winter weather in the Midwest that inhibited travel and other outdoor activities, as well as by pricing strategies implemented by several competitors.


Sales from the retail health food segment during Q2 2002 declined by $0.2 million, or 2.8%, when compared to Q2 2001 due to the closing of a store during Q4 2001. Sales at this store totaled approximately $0.2 million in Q2 2001. Increased competition by national chains who have opened stores in the same markets as our stores and an overall softening of the natural food retail market over the past two years continue to hamper sales growth in the retail health food segment.

The bottled water segment, which accounted for $0.6 million in sales for the quarter, was acquired during the latter part of Q1 2002. The operating results are included in the accompanying unaudited consolidated statements of operations from the date of acquisition.

Sales for the six months ended March 2002 increased 100.9% to $404.3 million, compared to $201.3 million for the same period in the prior fiscal year. Sales increase by business segment is as follows:

    Wholesale distribution       $ 202.7  million
    Retail health food stores       (0.4) million
    Bottled water                    0.7  million
                                 -------
                                 $ 203.0  million
                                 =======
Sales from the wholesale distribution business increased by $202.7 million for the six months ended March 2002 as compared to the same period in the prior year. Sales from our distribution facility in Quincy, Illinois, which was acquired in Q3 2001, accounted for $191.2 million of the increase. The remaining increase of $11.5 million was attributable primarily to increases in cigarette sales of approximately $8.1 million over the prior year as a result of increases in selling prices since the same period of the prior year. Sales of tobacco, confectionary and other products accounted for the remainder of the increase as sales of these products increased by $3.4 million or 8.0% over the prior year where sales growth was slowed due to severe winter weather in the Midwest that inhibited travel and other outdoor activities, as well as by pricing strategies implemented by several competitors.

Sales from the retail health food segment declined by $0.4 million, or 2.7%, when compared to the six months ended March 2001 due to the closing of a store during Q4 2001. Sales at this store totaled approximately $0.4 million for the six months ended March 2001. Increased competition by national chains who have opened stores in the same markets as our stores and an overall softening of the natural food retail market over the past two years continue to hamper sales growth in the retail health food segment.

The bottled water segment, which was acquired during the latter part of Q1 2002, generated sales of $0.7 million for the six months ended March 2002. The operating results are included in the accompanying unaudited consolidated statements of operations from the date of acquisition.

GROSS PROFIT

Gross profit increased 49.8% to $14.2 million in Q2 2002 from $9.5 million in Q2 2001. Gross profit as a percent of sales declined to 7.3% in Q2 2002 compared to 9.4% in Q2 2001. Gross profit by business segment is as follows (dollars in millions):








                                             Quarter ended
                                                 March
                                           ----------------
                                            2002      2001     Incr
                                           ------    ------    -----
    Wholesale distribution                 $ 10.7    $  6.0    $ 4.7
    Retail health food stores                 3.5       3.5        -
    Bottled water                               -         -        -
                                           ------    ------    -----
                                           $ 14.2    $  9.5    $ 4.7
                                           ======    ======    =====

Gross profit from our wholesale distribution business for Q2 2002 was favorably impacted by our acquisition of the Quincy, Illinois distribution business, which contributed approximately $3.6 million in gross profit. Excluding Quincy, gross profit for Q2 2002 increased approximately $1.1 million as compared to Q2 2001 as follows: (1) a reduction to cost of sales of $1.0 million to account for the decrease in the LIFO reserve as compared toQ2 2001, and (2) an increase of $0.5 million in gross profit due to increased sales of other products. The above gross profit increases were partially offset by decreases in incentive allowances of approximately $0.4 million received from manufacturers, net of amounts paid to customers, as compared to Q2 2001.

Gross profit for the retail health food segment was relatively flat compared with Q2 2001. We closed one retail store in Q4 2001 and completed the realignment of the management team within this segment at the end of Q1 2002, the results of which should be realized throughout the remainder of fiscal 2002.

Gross profit from the bottled water segment was negligible for Q2 2002.

For the six months ended March 2002, gross profit increased 45.8% to $29.3 million from $20.1 million for the same period during the prior fiscal year. Gross profit as a percent of sales declined to 7.3% for the six month period ended March 2002 compared to 10.0% for the six month period ended March 2001. Gross profit by business segment is as follows (dollars in millions):


                                           Six months ended
                                                 March
                                           ----------------
                                            2002      2001     Incr
                                           ------    ------    -----
    Wholesale distribution                 $ 22.7    $ 13.6    $ 9.1
    Retail health food stores                 6.6       6.5      0.1
    Bottled water                               -         -        -
                                           ------    ------    -----
                                           $ 29.3    $ 20.1    $ 9.2
                                           ======    ======    =====

Gross profit from our wholesale distribution business for the six months ended March 2002 was favorably impacted by our acquisition of the Quincy, Illinois distribution business, which contributed approximately $8.3 million in gross profit. Excluding Quincy, gross profit for the six months ended March 2002 increased approximately $0.8 million as compared to the same period in the prior year as follows: (1) a reduction to cost of sales of $0.8 million to account for the decrease in the LIFO reserve as compared to the same period in the prior year, and (2) an increase of $1.0 million in gross profit due to increased sales of cigarettes and other products. The above increases in gross profit were partially offset by (3) a decrease of $0.4 million in gross profit from cigarette price increases and sales of private label cigarettes, as compared to Q2 2001, and (4) increases in incentive allowances of approximately $0.6 million paid to customers, net of amounts, received from manufacturers as compared to Q2 2001,

Gross profit for the retail health food segment was relatively flat compared with the six months ended March 2001. We closed one retail store in Q4 2001 and completed the realignment of the management team within this segment at the end of Q1 2002, the results of which should be realized throughout the remainder of fiscal 2002.

Gross profit from the bottled water segment was negligible for the six months ended March 2002.

Gross profit as a percentage of sales for the three and six months ended March 2002 declined primarily due to the cigarette sales increasing as a percentage of total sales. Although the price of cigarettes continues to increase, our gross margin dollars remain relatively constant and have even decreased in certain markets due to competitive pressures.

OPERATING EXPENSE

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 39.8% or approximately $3.8 million to $13.3 million in Q2 2002 compared to Q2 2001. The increase was primarily due to expenses associated with the new Quincy, Illinois distribution business, which accounted for $3.7 million of the increase. The remainder of the wholesale distribution segment incurred $0.1 million of operating costs in excess of Q2 2001 primarily due to increases in general labor costs and insurance. Total operating expense in our retail segment declined by $0.4 million in Q2 2002, compared to the same period in the prior year, due to the closure of one retail store and realignment of the management overhead structure. Our bottled water segment, which was acquired in Q1 2002, incurred $0.4 million in operating expenses in Q2 2002.

For the six month period ended March 2002, total operating expense increased 43.2% or approximately $8.0 million to $26.6 million compared to the same period in the prior fiscal year. The increase was primarily due to expenses associated with the new Quincy distribution business, which accounted for $7.7 million of the increase. The remainder of the wholesale distribution segment incurred $0.6 million of operating costs in excess those incurred in the same period in the prior year, primarily due to increases in general labor costs and insurance. Total operating expense in our retail segment declined by $0.7 million for the six months ended March 2002, compared to the same period in the prior year, due to the closure of one retail store and realignment of the management overhead structure. Our bottled water segment, which was acquired in Q1 2002, incurred $0.4 million in operating expenses for the six months ended March 2002.

As a result of the above, income from operations for Q2 2002 increased by $1.0 million to $1.0 million, as compared to Q2 2001. Income from operations for the six months ended March 2002 increased by $1.3 million to $2.8 million.

INTEREST EXPENSE

Interest expense for Q2 2002 increased 30.0% to approximately $0.8 million compared to approximately $0.6 million during Q2 2001. Interest expense for the six months ended March 2002 increased by 41.6% to $1.9 million compared to $1.3 million for the same period in the prior fiscal year. The increase was due to (1) debt incurred to acquire the new Quincy, Illinois distribution business, net assets and distribution facility during Q3 of fiscal 2001, (2) net interest paid under an interest rate swap contract that was assumed in the Merchants acquisition, totaling $0.3 million and $0.6 million for the three and six months ended March 2002, respectively, and (3) debt incurred to provide advances to and investments in HNWC. This was partially offset by a positive valuation adjustment on the interest rate swap contract, totaling $0.3 million and $0.5 million for the three and six months ended March 2002, respectively, and interest rate reductions compared to the prior year.

OTHER

Other income for the three and six month ended March 2002 of approximately $28,000 and 75,000, respectively, was generated primarily by interest income and dividends received on investment securities. Other income of approximately $38,000 and $48,000 for the three and six months ended March 2001, respectively, was generated primarily by dividends received on investment securities.

Included in other expense (income)for the six months ended March 2002 is equity in loss of an unconsolidated affiliate of $0.1 million, which represents our ownership interest in the loss of HNWC up to the date of acquisition.

As a result of the above factors, income from continuing operations for the three and six months ended March 2002 was approximately $0.1 million and $0.5 million, respectively, compared to a Q2 2001 loss from continuing operations totaling approximately $0.4 million, and income from continuing operations totaling approximately $0.2 million for the six months ended March 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of March 2002, our liquidity was provided by cash on hand of approximately $0.8 million and approximately $18.8 million available under a revolving credit facility with a capacity of $55.0 million. In addition, we have approximately $2.0 million available under a revolving credit facility in our retail segment. Amounts available under this facility are limited to 50 percent of existing inventory levels. During the six months ended March 2002, we generated approximately $3.5 million in cash through operating activities primarily through reductions in accounts receivable. Our working capital of approximately $25.5 million as of March 2002 declined approximately $7.3 million during the six months ended March 2002 primarily due to the acquisition of HNWC, lower inventory and accounts receivable levels and an increase in the current portion of the Facility.

Our debt to equity ratio declined to 3.71 at March 2002, compared to 4.52 at September 2001, primarily due to a decrease in our revolving lines of credit of approximately $2.0 million and the acquisition of HNWC, which increased equity by approximately $1.7 million. Investing activities required cash of approximately $0.6 million during the six month period ended March 2002 and primarily represents the purchases of fixed assets. Financing activities utilized cash of approximately $2.4 million to reduce amounts outstanding under the revolving credit facilities and long-term debt.

We believe that funds generated from operations, supplemented as necessary with funds available under our revolving credit facilities, will provide sufficient liquidity to cover our debt service and any reasonably foreseeable future working capital and capital expenditure requirements associated with existing operations.

The following table summarizes our outstanding contractual obligations and commitments as of fiscal year end September 2001 and includes contractual obligations and commercial commitments of HNWC, which was acquired in December 2001. There have been no significant changes to debt or other obligations, other than for HNWC and the revolving credit facility, since September 2001. (amounts in thousands):



                                             Payments Due By Period
                         ---------------------------------------------------------------------
   Contractual                       Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Obligations             Total      2002      2003      2004     2005     2006    Thereafter
------------------       ---------  --------  --------  --------  -------  -------  ----------
Long-Term Debt           $   9,201  $  1,509  $    348  $    416  $   470  $ 6,418   $    40
Subordinated Debt           12,171     1,859     1,770     7,710      832        -         -
Capital Lease                1,423       265       245       296      307      270        40
  Obligations
Operating Leases/1/         25,072     4,636     4,072     3,578    3,176    2,531     7,079

                           Total
 Other Commercial         Amounts    Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Commitments           Committed    2002      2003      2004     2005     2006    Thereafter
------------------       ---------  --------  --------  --------  -------  -------  ----------
Lines of Credit /2/      $  58,320  $ 58,320  $ 56,230  $ 55,000  $     -  $     -   $     -
Letters of Credit              950       950         -         -        -        -         -
Purchase Obligations/3/      1,200     1,200         -         -        -        -         -


------------------
/1/ Includes lease commitment associated with the new Omaha distribution facility and for natural spring water bottling equipment, both of which are expected to commence in Q3
2002.

/2/ Includes credit facility of 1.2 million negotiated in Q2 2002 associated with the water bottling operation.

/3/ Represents capital expenditures associated with the new Omaha distribution facility, which is expected to be completed in Q3 2002.

We maintain a revolving credit facility, referred to herein as the "Facility," that allows us to borrow up to $55.0 million at any time, subject to eligible accounts receivable and inventory requirements. The interest rate on the facility is the bank's base rate, which is Prime. The Facility contains covenants which, among other things, (i) restrict permitted investments, (ii) restrict intercompany advances to HNWC, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including, average annual debt service coverage ratio of 1.0 to 1.0, to be measured at fiscal year end 2002 and quarterly thereafter, and minimum tangible net worth of $7.0 million for fiscal year 2002.

At fiscal year end 2001, we were not in compliance with certain of our debt covenants under the Facility. As a result, in December 2001, we received waivers to our debt covenant violations. In addition, the financial covenants were amended. After giving effect to the waiver and amendments, we are in compliance with the covenants under the Facility as of March 2002. As of March 2002, we had borrowing outstanding of approximately $36.2 million under the Facility.

In January 2002, we negotiated a $1.5 million credit facility with a bank, at the bank's base rate plus 1.0%, to be used to fund operating activities at our natural spring water bottling operation in Hawaii, referred to herein as the Water Facility. As of March 2002, the outstanding balance under the Water Facility was $1.2 million.

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

During the third quarter of fiscal 2001, we borrowed $6.9 million from a bank, at a fixed rate of 7.5%, to purchase the distribution facility utilized by Merchants, which was owned by Merchants' sole stockholder, referred to herein as the Real Estate Loan, and to retire term debt. As of March 2002, the outstanding balance on the Real Estate Loan was approximately $6.8 million.

The asset purchase agreement with Merchants provides for deferred payments to be made to the seller totaling $3.6 million, which is required to be paid on the first through fourth anniversaries of the closing date of the transaction in installments of $0.9 million. In addition, we entered into a noncompetition agreement with the seller totaling $0.4 million that requires us to make payments of $0.1 million annually on the first through fourth anniversary dates of the closing of the transaction. As of March 2002, the carrying value, which represents the present value recorded upon acquisition, of the outstanding obligations to the seller were approximately $3.4 million.

In connection with the purchase of Merchants, we assumed several capital leases for office equipment, automobiles and warehouse equipment. As of March 2002, the outstanding balances on the capital leases totaled approximately $1.0 million.

In June 2001, we negotiated a $2.0 million credit facility with a bank, at the bank's base rate plus 1.0%, to be used to fund the expansion and remodeling of our retail health food stores, referred to herein as the Retail Facility. As of March 2002, there was no balance on the Retail Facility.

In August 2000, borrowings of $0.6 million under the Facility, in addition to $0.3 million under a subordinated note, at a fixed rate of 7.0%, referred to herein as the TINK Note, were utilized to purchase all of the outstanding common stock of TINK, Inc. As of March 2002, the outstanding balance of the TINK Note was $0.3 million.

In November 1999, borrowings under a $0.2 million subordinated note, at a fixed rate of 7.0%, referred to herein as the MDF Note, were used to purchase the assets of MDF Health, Inc. As of March 2002, the outstanding balance of the MDF Note was $0.1 million.

In September 1999, borrowings under an 8% Convertible Subordinated Note, referred to herein as the Convertible Note, and a Collateralized Promissory Note, referred to herein as the Collateralized Note, in addition to borrowings under the Facility were used to purchase all of the common stock of Health Food Associates. Both the Convertible Note and the Collateralized Note have five-year terms and bear interest at 8% per annum. Principal on the Convertible Note is due in a single payment at maturity. Principal on the Collateralized Note is payable in installments of $0.8 million per year with the balance due at maturity. The principal balance of the Convertible Note may be converted into stock of The Health Edge, Inc., formerly known as Food for Health Co., under circumstances set forth in the Convertible Note. As of March 2002, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $6.4 million, respectively.

AMCON has entered into a lease for a new distribution facility in Omaha, Nebraska, which became effective in May 2002 when the lease on its former Omaha, Nebraska distribution facility expired. AMCON expects capital expenditures relating to equipment purchases and office build-out to be approximately $1.2 million. It is anticipated that the source of funds needed to complete these expenditures will be provided by a combination of leasing and funding through the Facility.





CRITICAL ACCOUNTING POLICIES

Certain accounting policies used in the preparation of our financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgements and estimates. The following are the most critical accounting policies relating to our financial statements.

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

As discussed herein, the FASB issued SFAS 141 and SFAS 142 in June 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. We plan to adopt these pronouncements effective October 1, 2002. At such time we anticipate that amortization associated with purchased goodwill will cease. For the six months ended March 2002, goodwill amortization totaled approximately $0.1 million.

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


ACQUISITIONS AND DISPOSITIONS

On December 17, 2001, the Company completed a merger with HNWC, pursuant to which HNWC merged with and into, and thereby became, a wholly-owned subsidiary of AMCON Distributing Company. The merger consideration valued the entire common equity interest in HNWC at approximately $2.9 million, which was paid in cash of $0.8 million during fiscal 2001 and in common stock of the Company valued at $2.1 million. Each share of HNWC stock was convertible into 0.052 shares of AMCON common stock. As a result, the Company issued 373,558 shares of its common stock to outside HNWC shareholders, or 12.0% of the Company's outstanding shares after giving effect to the merger. HNWC option holders and warrant holders also received comparable options and warrants of the Company, but with the exercise price and number of shares covered thereby being adjusted to reflect the exchange ratio.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141")and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles being classified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria had been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, must be adopted by the Company on October 1, 2002. Early application of SFAS 142 is permitted for the Company's fiscal year beginning October 1, 2001, however the Company plans to adopt SFAS 142 for the fiscal year beginning October 1, 2002. As of March 2002, the Company had approximately $6.3 million of goodwill reflected on the accompanying condensed consolidated balance sheet. Amortization of goodwill for the six months ended March 2002 totaled approximately $0.1 million.




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


RELATED PARTY TRANSACTIONS

During the three and six months ended March 2002, we were charged $15,000 and $30,000, respectively, by AMCON Corporation, the former parent of the Company, as consideration for office rent and management services, which is included in selling, general and administrative expenses. We also contracted with one of our outside directors for consulting services in connection with its retail health food operations during the six months ended March 2002.
The amount paid for consulting services for the three and six months ended March 2002 was $22,500 and $45,000, respectively, plus reimbursement of expenses.

In addition, effective October 1, 2001, the president of the wholesale health food distribution business, which was sold in March 2001, was terminated and we entered into a four-year consulting agreement with him at the rate of $104,000 per year. The total amount to be paid under the agreement approximates the amount of our obligation under his employment agreement.
The amount paid for consulting services during the three and six months ended March 2002 was $26,000 and $52,000, respectively.







CONCERNING FORWARD LOOKING STATEMENTS

This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document and in our Annual Report on Form 10-K, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements: changing market conditions with regard to cigarettes and the demand for the Company's products, domestic regulatory risks, competitive and other risks over which the Company has little or no control. Any changes in such factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.






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

Due to the significant decline in variable interest rates from the date the swap agreement was initially entered into, the negative fair value of the swap instrument recorded as a liability on our balance sheet at the closing date was approximately $0.9 million. Upon assuming the swap liability, we did not designate the swap transaction as a hedge and therefore, we recognize changes in the fair value of the instrument in current earnings (interest expense). At March 2002, the swap instrument had a negative fair value of approximately $1.0 million. The change in fair value of the swap instrument from a negative fair value of $1.4 million as of fiscal year end 2001 to a negative fair value of $1.0 million at March 2002 was recorded as a reduction to interest expense in Q1 and Q2 2002.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk. Our exposure to market risk relates primarily to our investment in the common stock of Consolidated Water Company, a public company traded on the NASDAQ National Market system, and for changes in interest rates on our long-term obligations. At March 2002, we held 70,000 shares of common stock of Consolidated Water Company valued at approximately $1.0 million. We value this investment at market and record price fluctuations in equity as unrealized gain or loss on investments. At March 2002, we had approximately $12.4 million of variable rate debt outstanding, excluding $25.0 million in debt offset by a fixed rate interest rate swap contract, with maturities through May 2004. The interest rates on this debt ranged from 4.8% to 6.8%
at March 2002   We estimate that our annual cash flow exposure for each 1%
change in our lender's prime interest rate on our variable rate debt is approximately $77,000.

Other than the changes noted above, there have been no material changes in our market risk during Q2 2002. For additional information, refer to the subsection "Market Risk" in "Management's Discussion and Analysis" set forth in Item 1 of our 2001 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 2001.








PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on March 21, 2002 for the purpose of electing two directors and ratifying the appointment of its auditors.

The following sets forth the results of the election of directors:

NAME OF NOMINEE           FOR                 WITHHELD
J. Tony Howard         2,377,720  99.7%        6,991    0.3%
Allen D. Petersen      2,378,237  99.7%        6,474    0.3%

There was no solicitation in opposition to the nominees proposed to be elected by the Stockholders in the Proxy Statement. In addition to the directors elected at the Annual Meeting, the following directors continued their term of office: Kathleen M. Evans, Timothy R. Pestotnik, William F. Wright, William R. Hoppner and Stanley Mayer.

The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending September 27, 2002 was approved by the Stockholders with 2,381,582 votes FOR (99.9%), 3,030 votes AGAINST, and 99 votes ABSTAINED OR BROKER NON-VOTES.

Further information regarding these matters is contained in the Company's Proxy Statement dated February 14, 2002.


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

       10.5 Secured Promissory Note, dated as of May 30, 2001 between the Company and Gold Bank (incorporated by reference to Exhibit 10.5 on Form 10-Q/A filed on October 4, 2001)

       10.6 8% Convertible Subordinated Note, dated September 15, 1999 by and between Food For Health Company Inc. and Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.1 of AMCON's Current Report on Form 8-K filed on September 30, 1999)



       10.7 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

       10.8 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to
             Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

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

       11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 5 to the financial statements which are incorporated herein by reference to Item 1 of Part I herein)



(b) REPORTS ON FORM 8-K:

       The company filed a current report on Form 8-K under Items 2 and 7 on January 2, 2002, which was amended on March 1, 2002, announcing the completion of the merger transaction with Hawaiian Natural Water Company, Inc.






                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:        May 10, 2002           /s/ William F. Wright
          -----------------       -----------------------------
                                  William F. Wright
                                  Chairman of the Board and
                                    Principal Executive Officer


Date:        May 10, 2002           /s/ Michael D. James
          -----------------       -----------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer









