Form 10-Q
period 2002-06-28
AMCON DISTRIBUTING CO
filed 2002-08-09
CIK 928465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 28, 2002

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

The Registrant had 3,112,962 shares of its $.01 par value common stock outstanding as of July 31, 2002.



                                                                Form 10-Q
                                                               3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          June 2002 and September 2001                                    3

          Condensed consolidated statements of operations
          for the three and nine-month periods ended
          June 2002 and 2001                                              4

          Condensed consolidated statements of cash flows
          for the nine-month periods ended June 2002 and 2001             5

          Notes to unaudited condensed consolidated
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     26


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                               27











PART I -  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                 Condensed Consolidated Balance Sheets
                                      June 2002 and September 2001
----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                          June 2002       September 2001
                                                        ------------      --------------
                  ASSETS
Current assets:
  Cash                                                  $    526,405       $    296,940
  Accounts receivable, less allowance for doubtful
    accounts of $0.7 million and $0.6 million,
    respectively                                          32,573,856         31,773,232
  Inventories                                             38,490,399         29,814,545
  Income tax receivable                                      286,048          1,713,644
  Deferred income taxes                                    1,419,433          1,419,432
  Current assets from discontinued operations                      -            173,273
  Other                                                      710,429            336,850
                                                        ------------       ------------
          Total current assets                            74,006,570         65,527,916

Fixed assets, net                                         16,879,437         14,687,665
Notes receivable                                                   -          1,604,483
Available-for-sale investments                               716,685            789,862
Equity investment in unconsolidated affiliate                      -            287,065
Other assets                                              18,546,782         16,300,331
                                                        ------------       ------------
                                                        $110,149,474       $ 99,197,322
                                                        ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 19,596,561       $ 16,240,541
  Accrued expenses                                         4,443,681          4,892,211
  Accrued wages, salaries, bonuses                         1,768,045          1,046,832
  Dividends payable                                           11,207                  -
  Current liabilities of discontinued operations           1,540,695          1,353,017
  Current portion of long-term debt                       17,357,697          6,189,683
  Current portion of subordinated debt                     1,695,535          1,858,890
                                                        ------------       ------------
          Total current liabilities                       46,413,421         31,581,174
                                                        ------------       ------------

Deferred income taxes                                        533,655            633,316
Non-current liabilities of discontinued operations           271,887          1,195,705
Long-term debt, less current portion                      37,171,401         42,112,140
Subordinated debt, less current portion                    9,612,537         10,312,028
Other liabilities                                             41,380                  -

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 3,112,962 and 2,739,184
    issued, respectively                                      31,130             27,392
  Additional paid-in capital                               5,851,583          4,125,127
  Accumulated other comprehensive income,
    net of tax of $0.3 million and $0.2 million,
    respectively                                             379,076            404,362
  Retained earnings                                        9,843,404          8,806,078
                                                        ------------       ------------
          Total shareholders' equity                      16,105,193         13,362,959
                                                        ------------       ------------
                                                        $110,149,474       $ 99,197,322
                                                        ============       ============


     The accompanying notes are an integral part of these condensed consolidated financial statements.



                                    AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                               for the three and nine-months ended June 2002 and 2001
                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                  For the three months            For the nine months
                                                       ended June                      ended June
                                             -----------------------------   -----------------------------
                                                 2002            2001            2002            2001
                                             -------------   -------------   -------------   -------------
Sales (including excise taxes of
  $42.7 million and $26.3 million, and
  $119.5 million and $59.2 million,
  respectively)                              $ 218,732,361   $ 152,552,873   $ 623,045,508   $ 353,844,864

Cost of sales                                  202,677,900     140,331,670     577,650,180     321,497,768
                                             -------------   -------------   -------------   -------------
     Gross profit                               16,054,461      12,221,203      45,395,328      32,347,096
                                             -------------   -------------   -------------   -------------
Selling, general and administrative
  expenses                                      12,873,782      10,800,560      37,986,850      28,235,894
Depreciation and amortization                      743,610         644,967       2,197,531       1,760,820
                                             -------------   -------------   -------------   -------------
                                                13,617,392      11,445,527      40,184,381      29,996,714
                                             -------------   -------------   -------------   -------------

     Income from operations                      2,437,069         775,676       5,210,947       2,350,382
                                             -------------   -------------   -------------   -------------
Other expense (income):
  Interest expense                               1,219,074         765,620       3,126,332       2,112,936
  Other                                           (158,669)       (125,000)       (233,280)       (173,224)
  Equity in loss of unconsolidated affiliate             -          38,042          95,007          38,042
                                             -------------   -------------   -------------   -------------
                                                 1,060,405         678,662       2,988,059       1,977,754
                                             -------------   -------------   -------------   -------------

Income from continuing operations
  before income taxes                            1,376,664          97,014       2,222,888         372,628

Income tax expense                                 534,071          52,396         899,217         155,752
                                             -------------   -------------   -------------   -------------

Income from continuing operations                  842,593          44,618       1,323,671         216,876

Loss from discontinued operations,
  net of income tax benefit of $551,298                  -               -              -         (894,435)

Loss on disposal of discontinued
  operations, net of income tax benefit
  of $411,350                                            -               -              -         (675,416)
                                             -------------   -------------   -------------   -------------

Net income (loss)                            $     842,593   $      44,618   $   1,323,671   $  (1,352,975)
                                             =============   =============   =============   =============

Basic earnings (loss) per share:
  Continuing operations                      $        0.27   $        0.02   $        0.44   $        0.08
  Discontinued operations                                -               -               -           (0.57)
                                             -------------   -------------   -------------   -------------
  Net basic earnings (loss) per share        $        0.27   $        0.02   $        0.44   $       (0.49)
                                             =============   =============   =============   =============

Diluted earnings (loss) per share:
  Continuing operations                      $        0.26   $        0.02   $        0.43   $        0.08
  Discontinued operations                                -               -               -           (0.57)
                                             -------------   -------------   -------------   -------------
  Net diluted earnings (loss) per share      $        0.26   $        0.02   $        0.43   $       (0.49)
                                             =============   =============   =============   =============

Dividends per share                          $        0.03   $        0.03   $        0.09   $        0.09
                                             =============   =============   =============   =============

Weighted average shares outstanding:
  Basic                                          3,112,962       2,738,231       3,004,852       2,737,983
  Diluted                                        3,190,232       2,831,433       3,078,883       2,826,207


The accompanying notes are an integral part of these condensed consolidated financial statements.



                     AMCON Distributing Company and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                    for the nine months ended June 2002 and 2001
                                    (Unaudited)
---------------------------------------------------------------------------------
                                                         2002            2001
                                                     ------------    ------------
Net cash flows from operating activities             $ (3,757,013)   $ 13,983,622
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                            (1,962,021)     (1,220,207)
  Advances under note receivable                                -        (900,000)
  Purchase of common stock in HNWC                              -        (300,000)
  Proceeds from sales of fixed assets                      65,082           1,350
  Proceeds from sale of available for
   sale securities                                        140,142               -
  Proceeds from disposal of discontinued
   operations, net of cash expenditures                         -       8,200,641
  Acquisitions, net of cash acquired                            -     (36,344,144)
                                                     ------------    ------------

  Net cash flows from investing activities             (1,756,797)    (30,562,360)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                   -        720,000
  Proceeds from bank credit agreement
   for acquisition                                               -     36,344,144
  Net payments on bank credit agreement                 7,105,271     (16,141,430)
  Payments on long-term debt and
   subordinated debt                                   (1,087,182)     (3,354,289)
  Payment of debt issue costs                                   -        (305,846)
  Dividends paid                                         (275,139)       (246,429)
  Proceeds from exercise of stock options                     325           1,141
  Purchase of treasury stock                                    -             (85)
                                                     ------------    ------------
  Net cash flows from  financing  activities            5,743,275      17,017,206
                                                     ------------    ------------

Net increase in cash                                      229,465         438,468

Cash, beginning of period                                 296,940         613,158
                                                     ------------    ------------

Cash, end of period                                  $    526,405    $  1,051,626
                                                     ============    ============


SUPPLEMENTAL NONCASH INFORMATION:
  Business combinations:
   Fair value of assets acquired                     $  6,013,978    $          -
   Liabilities assumed                               $  3,157,087    $          -





The accompanying notes are an integral part of these condensed consolidated financial statements.





                AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                            June 2002 and 2001

----------------------------------------------------------------------------

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

AMCON's fiscal third quarters ended on June 28, 2002 and June 29, 2001. For convenience, the fiscal quarters have been indicated herein as June 2002 and 2001, respectively. Each three and each nine-month period ended comprised 13 weeks and 39 weeks, respectively.

RECLASSIFICATIONS

In accordance with guidance provided in Emerging Issues Task Force No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Product," the Company has reflected the costs associated with sales incentives provided to retailers as a reduction in sales beginning in the first quarter of fiscal 2002. The reclassification for the three and nine-months ended June 2001 totaled approximately $1.1 million and $2.1 million, respectively. These costs were previously included in cost of sales. This reclassification had no impact on reported income from continuing operations before taxes, net income or income per share amounts.


2.  ACQUISITIONS OF BUSINESSES:

On December 17, 2001, the Company completed a merger with HNWC, pursuant to which HNWC merged with and into, and thereby became, a wholly-owned subsidiary of AMCON Distributing Company. The merger consideration valued the entire common equity interest in HNWC at approximately $2.9 million, which was paid in cash of $0.8 million during fiscal 2001 and in common stock of the Company valued at $2.1 million. Each share of HNWC stock was convertible into 0.052 shares of AMCON common stock. As a result, the Company issued 373,558 shares of its common stock to outside HNWC shareholders, representing 12.0% of the Company's outstanding shares after giving effect to the merger. HNWC option holders and warrant holders also received comparable options and warrants of the Company, but with the exercise price and number of shares covered thereby being adjusted to reflect the exchange ratio.

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

Although the amounts are subject to change based on evaluations performed subsequently, the final purchase price allocation is not expected to materially differ from those recorded on the accompanying unaudited condensed, consolidated balance sheet.

On June 1, 2001, the Company completed the acquisition of substantially all of the distribution business and net assets of Merchants. The transaction has been recorded on the Company's books using the purchase method of accounting. For further details of this transaction, please see Note 2 to the audited consolidated financial statements contained in the Company's 2001 Annual Report.

Assuming the above acquisitions had occurred on October 1, 2001 and 2000, unaudited pro forma consolidated sales, net income (loss) from continuing operations, net income (loss) and net earnings (loss) per share for the three and nine months ended June 2002 and 2001, respectively, would have been as follows:


                                         Three months ended             Nine months ended
                                    ----------------------------  ----------------------------
                                      June 2002      June 2001      June 2002      June 2001
                                    -------------  -------------  -------------  -------------

Sales                               $ 218,732,361  $ 238,114,146  $ 623,531,842  $666,405,713
Net income (loss) from continuing
  operations                        $     842,593  $     (48,966) $   1,068,128  $ (1,402,544)
Net income (loss)                   $     842,593  $     (48,966) $   1,068,128  $ (2,972,395)
Net earnings (loss) per share:
  Basic                             $        0.27  $       (0.02) $        0.36  $      (0.45)
  Diluted                           $        0.26  $       (0.02) $        0.35  $      (0.45)


Weighted average shares outstanding:
  Basic                                 3,112,962      3,111,789      3,004,852     3,111,541
  Diluted                               3,190,232      3,204,991      3,078,883     3,199,765



3.  INVENTORIES:

The wholesale distribution segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers and are stated at the lower of cost (last-in, first-out or "LIFO" method) or market. The retail health food operations utilize the retail LIFO inventory method of accounting stated at the lower of cost or market. The bottled spring water operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. Finished goods inventory includes materials, labor and manufacturing overhead costs. LIFO inventories at June 2002 and 2001 were approximately $4.5 million and $3.9 million less than the amount of such inventories valued on a first-in, first-out basis, respectively.


4.  DIVIDENDS:

The Company paid cash dividends totaling $0.03 per share and $0.09 per share during the three months and nine months ended June 2002, respectively.


5.  EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is calculated by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted average common shares outstanding for each period. Diluted earnings (loss) per share is calculated by dividing income
(loss)from continuing operations, income (loss) from discontinued operations and net income (loss) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at June 2002 and 2001, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common shares, totaled 145,390 with an average exercise price of $8.01 for the three and nine-month periods ended June 2002, and 172,380 with an average exercise price of $7.25 for the three and nine-month periods ended June 2001.

                                              For the three-month period ended June
                                      -------------------------------------------------------
                                                 2002                         2001
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 3,112,962     3,112,962       2,738,242     2,738,242

2.  Weighted average treasury
     shares outstanding                         -             -             (11)          (11)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        77,270               -        93,202
                                      -----------   -----------     -----------   -----------
4.  Weighted average number of
     shares outstanding                 3,112,962     3,190,232       2,738,231     2,831,433
                                      ===========   ===========     ===========   ===========
5.  Income (loss) from
     continuing operations            $   842,593   $   842,593     $    44,618   $    44,618
                                      ===========   ===========     ===========   ===========
6.  Net income (loss)                 $   842,593   $   842,593     $    44,618   $    44,618
                                      ===========   ===========     ===========   ===========
7.  Earnings (loss) per share
     from continuing operations       $      0.27   $      0.26     $      0.02   $      0.02
                                      ===========   ===========     ===========   ===========
8.  Net earnings (loss) per share     $      0.27   $      0.26     $      0.02   $      0.02
                                      ===========   ===========     ===========   ===========














                                                 For the nine-month period ended June
                                      -------------------------------------------------------
                                                 2002                         2001
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 3,004,852     3,004,852       2,737,988     2,737,988

2.  Weighted average treasury
     shares outstanding                         -             -              (5)           (5)

3.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        74,031               -        88,224
                                      -----------   -----------     -----------   -----------
4.  Weighted average number of
     shares outstanding                 3,004,852     3,078,883       2,737,983     2,826,207
                                      ===========   ===========     ===========   ===========
5.  Income from
     continuing operations            $ 1,323,671   $ 1,323,671     $   216,876   $   216,876
                                      ===========   ===========     ===========   ===========
6.  Loss from
     discontinued operations          $         -   $         -     $  (894,435)  $  (894,435)
                                      ===========   ===========     ===========   ===========
7.  Loss on disposal of
     discontinued operations          $         -   $         -     $  (675,416)  $  (675,416)
                                      ===========   ===========     ===========   ===========

8.  Net income (loss)                 $ 1,323,671   $ 1,323,671     $(1,352,975)  $(1,352,975)
                                      ===========   ===========     ===========   ===========
9.  Earnings (loss) per share
     from continuing operations       $      0.44   $      0.43     $      0.08   $      0.08
                                      ===========   ===========     ===========   ===========
10. Loss per share from
     discontinued operations          $         -   $         -     $     (0.57)  $     (0.57)
                                      ===========   ===========     ===========   ===========
11. Net earnings (loss) per share     $      0.44   $      0.43     $     (0.49)  $     (0.49)
                                      ===========   ===========     ===========   ===========


6.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income (loss) per the accompanying unaudited condensed consolidated statements of operations to comprehensive income (loss) for the periods indicated:

                                          For the three months         For the nine months
                                               ended June                   ended June
                                       -------------------------    -------------------------
                                          2002          2001           2002          2001
                                       -----------   -----------    -----------   -----------
Net income (loss)                      $   842,593   $    44,618    $ 1,323,671   $(1,352,975)
Other comprehensive income:
 Unrealized holding gains (losses)
   arising from investments during the
   period, net of income tax (benefit)
   expense of $(64,000) $(10,000),
   $30,000, and $52,000 for the three
   and nine months ended June 2002
   and 2001 respectively                  (105,229)      (17,501)        52,821        86,188
Less reclassification adjustments for
   gains included in net
   income in prior periods                 (78,107)            -        (78,107)            -
                                       -----------   -----------    -----------   -----------
Comprehensive income (loss)            $   659,257   $    27,117   $  1,298,385   $(1,266,787)
                                       ===========   ===========    ===========   ===========



7.  DEBT

The Company maintains a revolving credit facility, referred to herein as the "Facility," that allows the Company to borrow up to $55.0 million at any time, subject to eligible accounts receivable and inventory requirements.
The interest rate on the facility is the bank's base rate, which is Prime. The Facility contains covenants which, among other things, (i) restrict permitted investments, (ii) restrict intercompany advances to HNWC, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including, average annual debt service coverage ratio of 1.0 to 1.0, to be measured at fiscal year end 2002 and quarterly thereafter, and minimum tangible net worth of $7.0 million for fiscal year 2002.

At fiscal year end 2001, the Company was not in compliance with certain debt covenants under the Facility. As a result, in December 2001, the Company received waivers to the debt covenant violations. In addition, the financial covenants were amended as reflected above. After giving effect to the waiver and amendments, the Company was in compliance with the covenants under the Facility as of June 2002. As of June 2002, the Company had borrowings outstanding of approximately $44.7 million under the Facility.

In connection with the purchase of the Quincy, Illinois distribution business in June 2001, the Company assumed an interest rate swap agreement with a bank. Under the agreement, the Company agrees to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25.0 million. The interest rate swap effectively converts $25.0 million of our variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003. At June 2002, the swap instrument had a negative fair value of approximately $1.0 million.

In January 2002, the Company negotiated a $1.5 million credit facility with a bank, at the bank's base rate plus 1.0%, to be used to fund operating activities at our natural spring water bottling operation in Hawaii, referred to herein as the Water Facility. In June 2002, the credit limit was increased to $2.0 million. As of June 2002, the outstanding balance under the Water Facility was $1.9 million. The Water Facility is guaranteed by the Company's Chairman.

In June 2002, the Company renewed its $2.0 million credit facility with a bank, at the bank's base rate plus 1.0%, to be used to fund the expansion and remodeling of our retail health food stores, referred to herein as the Retail Facility. As of June 2002, there was no balance on the Retail Facility.

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






                                    Wholesale                       Bottled
                                  Distribution       Retail          Water      Consolidated
                                  -------------   ------------   ------------   -------------
QUARTER ENDED JUNE 2002:
External revenue:
 Cigarettes                       $ 164,602,322    $         -   $          -   $ 164,602,322
 Confectionery                       13,882,660              -              -      13,882,660
 Health food                                  -      8,065,582              -       8,065,582
 Tobacco, beverage & other           31,462,945              -        718,852      32,181,797
                                  -------------    -----------   ------------   -------------
  Total external revenue            209,947,927      8,065,582        718,852     218,732,361

Depreciation and amortization           349,463        376,473         17,674         743,610
Operating income (loss)               2,753,246         32,925       (349,102)      2,437,069
Interest expense                        865,695        290,617         62,762       1,219,074
Income (loss) before taxes            1,968,442       (313,552)      (278,226)      1,376,664
Total assets                         84,631,285     19,038,198      6,479,991     110,149,474
Capital expenditures                  1,036,430        57,347         214,839       1,308,616


QUARTER ENDED JUNE 2001:
External revenue:
 Cigarettes                       $ 110,311,979   $          -   $          -   $ 110,311,979
 Confectionery                       10,879,134              -              -      10,879,134
 Health food                                  -      8,271,094              -       8,271,094
 Tobacco, beverage & other           23,090,666              -              -      23,090,666
                                  -------------   ------------   ------------   -------------
  Total external revenue            144,281,779      8,271,094              -     152,552,873

Depreciation and amortization           246,302        398,665              -         644,967
Operating income (loss)               1,093,712       (318,036)             -         775,676
Interest expense                        369,146        396,474              -         765,620
Income (loss) before taxes              771,918       (636,862)       (38,042)         97,014
Total assets, excluding
 discontinued operations             82,181,582     20,523,255              -     102,704,837
Capital expenditures, excluding
 discontinued operations                 93,369        432,900              -         526,269


NINE MONTHS ENDED JUNE 2002:
External revenue:
 Cigarettes                       $ 471,633,774   $          -   $          -   $ 471,633,774
 Confectionery                       39,190,407              -              -      39,190,407
 Health food                                  -     23,668,614              -      23,668,614
 Tobacco, beverage & other           87,110,890              -      1,441,823      88,552,713
                                  -------------   ------------   ------------   -------------
  Total external revenue            597,935,071     23,668,614      1,441,823     623,045,508

Depreciation and amortization         1,023,422      1,127,100         47,009       2,197,531
Operating income (loss)               5,536,919        406,128       (732,100)      5,210,947
Interest expense                      2,038,386        963,775        124,171       3,126,332
Income (loss) before taxes            3,564,287       (662,031)      (679,368)      2,222,888
Total assets                         84,631,285     19,038,198      6,479,991     110,149,474
Capital expenditures                  1,431,215        167,557        363,249       1,962,021


NINE MONTHS ENDED JUNE 2001:
External revenue:
 Cigarettes                       $ 252,355,170   $          -   $          -   $ 252,355,170
 Confectionery                       24,338,927              -              -      24,338,927
 Health food                                  -     24,313,625              -      24,313,625
 Tobacco, beverage & other           52,837,142              -              -      52,837,142
                                  -------------   ------------   ------------   -------------
  Total external revenue            329,531,239     24,313,625              -     353,844,864

Depreciation and amortization           563,107      1,197,713              -       1,760,820
Operating income (loss)               3,102,488       (752,106)             -       2,350,382
Interest expense                        848,254      1,264,682              -       2,112,936
Income (loss) before taxes            2,321,040     (1,910,370)       (38,042)        372,628
Total assets, excluding
 discontinued operations             82,181,582     20,523,255              -     102,704,837
Capital expenditures, excluding
 discontinued operations                206,821      1,013,386              -       1,220,207


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

Early application of SFAS 142 is permitted for the Company's fiscal year beginning October 1, 2001, however the Company plans to adopt SFAS 142 for the fiscal year beginning October 1, 2002. As of June 2002, the Company had approximately $6.3 million of goodwill reflected on the accompanying condensed consolidated balance sheet. Amortization of goodwill for the three and nine months ended June 2002 totaled approximately $0.1 million and $0.3 million, respectively.

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

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standard No. 4, "Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, Financial Accounting Standard No.64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds Financial Accounting Standard No. 44, "Accounting Form Intangible Assets of Motor Carriers. SFAS 145 amends

Financial Accounting Standard No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is generally effective for financial statements issued after May 15, 2002, and interim periods within those years (the current fiscal year for AMCON), with early adoption encouraged.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

AMCON's fiscal third quarters ended on June 28, 2002 and June 29, 2001. For ease of discussion, the fiscal quarters are referred to herein as June 2002 and 2001, respectively or Q3 2002 and Q3 2001, respectively.

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

HNWC historically incurred operating losses prior to our acquisition of the company in December 2001. We have recently completed upgrading the bottling equipment in order to improve production capacity and our marketing department is currently focusing on expanding the market for our premium Hawaiian Springs product. We expect this segment will continue to incur operating losses until the market is expanded and the plant reaches its expected production capacity.

Statistics indicate that cigarette consumption is declining on a national basis and many retailers, such as grocery stores and general merchandise stores, have discontinued the sale of cigarettes. As a result, convenience stores, which represent our largest customer base, have increased their share of the cigarette market which enables us to maintain, and slightly increase, our cigarette carton volume. While we sell a diversified product line, we remain dependent on cigarette sales, which represented approximately 75% of our revenue and 40% of our gross margin in Q3 2002.
Changes in manufacturers' cigarette pricing over the past decade have greatly affected the market for generic and private label cigarettes. Although sales of our private label cigarettes have steadily declined over the past eight years due to the relatively small price differential between our private label brands and national brands, and the increasing price differential between our brands and new generic and import brands, our net income is still heavily dependent upon sales of these products and volume discounts received from manufacturers in connection with such sales.

We continuously evaluate steps we may take to improve net income in future periods, including expansion into new business lines and acquisitions, closure or relocation of distribution centers and health food retail stores. During the fourth quarter of fiscal 2001, we closed one retail health food location in the Florida market due to poor performance and one distribution center in Missouri due to synergies resulting from the acquisition of the Quincy, Illinois distribution center. During Q1 2002, we acquired HNWC, which represented a new business line.

Comparison of the three and nine-month periods ended June 2002 and 2001
-----------------------------------------------------------------------

SALES

Sales for Q3 2002 increased 43.4% to $218.7 million, compared to $152.6 million in Q3 2001. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $1.9 million and $1.1 million in Q3 2002 and Q3 2001, respectively. Sales increase by business segment is as follows:

    Wholesale distribution        $ 65.6 million
    Retail health food stores       (0.2) million
    Bottled water                    0.7 million
                                  ------
                                  $ 66.1 million
                                  ======

Sales from the wholesale distribution business increased by $65.6 million from Q3 2001 to Q3 2002. Sales from our distribution facility in Quincy, Illinois, which was acquired in Q3 2001, accounted for $62.5 million of the increase. The remaining increase of $3.1 million was attributable primarily to increases in cigarette sales of approximately $2.4 million over the prior year as a result of increases in selling prices. Sales of tobacco, confectionary and other products, which accounted for the remainder of the increase as sales of these products, increased by $0.7 million or 2.2% over the prior year.

Sales from the retail health food segment during Q3 2002 declined by $0.2 million, or 2.5%, when compared to Q3 2001 due to the closing of a store during Q4 2001. Sales at this store totaled approximately $0.2 million in Q3 2001. Increased competition by national chains who have opened stores in the same markets as our stores and an overall softening of the natural food retail market over the past two years continue to hamper sales growth in the retail health food segment.

The bottled water segment, which accounted for $0.7 million in sales for the quarter, was acquired during the latter part of Q1 2002. The operating results are included in the accompanying unaudited consolidated statements of operations from the date of acquisition.

Sales for the nine months ended June 2002 increased 76.1% to $623.0 million, compared to $353.8 million for the same period in the prior fiscal year. Sales increase by business segment is as follows:

    Wholesale distribution       $ 268.4  million
    Retail health food stores       (0.6) million
    Bottled water                    1.4  million
                                 -------
                                 $ 269.2  million
                                 =======
Sales from the wholesale distribution business increased by $268.4 million for the nine months ended June 2002 as compared to the same period in the prior year. Sales from our distribution facility in Quincy, Illinois, which was acquired in Q3 2001, accounted for $253.7 million of the increase. The remaining increase of $14.7 million was attributable primarily to increases in cigarette sales of approximately $10.5 million over the prior year as a result of increases in selling prices since the same period of the prior year. Sales of tobacco, confectionary and other products accounted for the remainder of the increase as sales of these products increased by $4.2 million or 5.5% over the prior year where sales growth was slowed due to severe winter weather in the Midwest that inhibited travel and other outdoor activities, as well as by pricing strategies implemented by several competitors.

Sales from the retail health food segment declined by $0.6 million, or 2.7%, when compared to the nine months ended June 2001 due to the closing of a store during Q4 2001. Sales at this store totaled approximately $0.6 million for the nine months ended June 2001. Increased competition by national chains who have opened stores in the same markets as our stores and an overall softening of the natural food retail market over the past two years continue to hamper sales growth in the retail health food segment.

The bottled water segment, which was acquired during the latter part of Q1 2002, generated sales of $1.4 million for the nine months ended June 2002. The operating results are included in the accompanying unaudited consolidated statements of operations from the date of acquisition.

GROSS PROFIT

Gross profit increased 31.4% to $16.1 million in Q3 2002 from $12.2 million in Q3 2001. Gross profit as a percent of sales declined to 7.3% in Q3 2002 compared to 8.0% in Q3 2001. Gross profit by business segment is as follows (dollars in millions):

                                             Quarter ended
                                                 June
                                           ----------------
                                            2002      2001     Incr
                                           ------    ------    -----
    Wholesale distribution                 $ 12.8    $  9.0    $ 3.8
    Retail health food stores                 3.2       3.2        -
    Bottled water                             0.1        -       0.1
                                           ------    ------    -----
                                           $ 16.1    $ 12.2    $ 3.9
                                           ======    ======    =====

Gross profit from our wholesale distribution business for Q3 2002 was favorably impacted by our acquisition of the Quincy, Illinois distribution business, which contributed approximately $3.6 million in gross profit. Excluding Quincy, gross profit for Q3 2002 increased approximately $0.2 million as compared to Q3 2001 primarily due to a $0.1 million lower charge to cost of sales to account for the LIFO reserve and decreases in incentive allowances of approximately $0.1 million paid to customers, net of amounts received from manufacturers, as compared to Q3 2001.

Gross profit for the retail health food segment was relatively flat compared with Q3 2001. We closed one retail store in Q4 2001, the results of which should be realized throughout the remainder of fiscal 2002.

Gross profit from the bottled water segment was $0.1 million for Q3 2002.

For the nine months ended June 2002, gross profit increased 40.6% to $45.4 million from $32.3 million for the same period during the prior fiscal year. Gross profit as a percent of sales declined to 7.3% for the nine month period ended June 2002 compared to 9.1% for the nine-month period ended June 2001. Gross profit by business segment is as follows (dollars in millions):

                                              Nine months
                                               ended June
                                           ----------------
                                            2002      2001     Incr
                                           ------    ------    -----
    Wholesale distribution                 $ 35.4    $ 22.6   $ 12.8
    Retail health food stores                 9.8       9.7      0.1
    Bottled water                             0.2         -      0.2
                                           ------    ------    -----
                                           $ 45.4    $ 32.3   $ 13.1
                                           ======    ======    =====


Gross profit from our wholesale distribution business for the nine months ended June 2002 was favorably impacted by our acquisition of the Quincy, Illinois distribution business, which contributed approximately $11.9 million in gross profit. Excluding Quincy, gross profit for the nine months ended June 2002 increased approximately $1.8 million as compared to the same period in the prior year, primarily due to a $0.8 million lower charge to cost of sales to account for the LIFO reserve, and a $1.0 million increase in sales of cigarettes and other products. The above increases in gross profit were partially offset by a decrease of $0.5 million in gross profit from cigarette price increases, and increases in incentive allowances of approximately $0.4 million paid to customers, net of amounts received from manufacturers, as compared to the nine months ended June 2001.

Gross profit for the retail health food segment increased by $0.1 million compared with the nine months ended June 2001. We closed one retail store in Q4 2001, the results of which should be realized throughout the remainder of fiscal 2002.

Gross profit from the bottled water segment, which was acquired at the end of Q1 2002, was $0.2 million for the nine months ended June 2002.

Gross profit as a percentage of sales for the three and nine months ended June 2002 declined primarily due to the cigarette sales increasing as a percentage of total sales. Although the price of cigarettes continues to increase, our gross margin dollars remain relatively constant and have even decreased in certain markets due to competitive pressures.




OPERATING EXPENSE

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 19.0% or approximately $2.2 million to $13.6 million in Q3 2002 compared to Q3 2001. The increase was primarily due to expenses associated with the new Quincy, Illinois distribution business, which accounted for $2.1 million of the increase. Operating expenses for the remainder of the wholesale segment were down slightly from the prior year. Total operating expense in our retail segment declined by $0.4 million in Q3 2002, compared to the same period in the prior year, due to the closure of one retail store and realignment of the management overhead structure. Our bottled water segment, which was acquired in Q1 2002, incurred $0.5 million in operating expenses in Q3 2002.

For the nine month period ended June 2002, total operating expense increased 34.0% or approximately $10.2 million to $40.2 million compared to the same period in the prior fiscal year. The increase was primarily due to expenses associated with the new Quincy distribution business, which accounted for $9.7 million of the increase. The remainder of the wholesale distribution segment incurred $0.7 million of operating costs in excess those incurred in the same period in the prior year, primarily due to increases in general labor costs and insurance. Total operating expense in our retail segment declined by $1.1 million for the nine months ended June 2002, compared to the same period in the prior year, due to the closure of one retail store and realignment of the management overhead structure which eliminated significant overhead expenses. Our bottled water segment, which was acquired in Q1 2002, incurred $0.9 million in operating expenses for the nine months ended June 2002.

As a result of the above, income from operations for Q3 2002 increased by $1.7 million to $2.4 million, as compared to Q3 2001. Income from operations for the nine months ended June 2002 increased by $2.9 million to $5.2 million.

INTEREST EXPENSE

Interest expense for Q3 2002 increased 59.2% to approximately $1.2 million compared to approximately $0.8 million during Q3 2001. Interest expense for the nine months ended June 2002 increased by 48.0% to $3.1 million compared to $2.1 million for the same period in the prior fiscal year. The increase was due to (1) debt incurred to acquire the new Quincy, Illinois distribution business, net assets and distribution facility during Q3 of fiscal 2001, (2) net interest paid under an interest rate swap contract that was assumed in the Merchants acquisition, totaling $0.3 million and $0.9 million for the three and nine months ended June 2002, respectively, and (3) debt incurred to provide advances to and investments in HNWC. Valuation adjustments on the interest rate swap contract, which are included in interest expense, were ($0.1) million and $0.4 million for the three and nine months ended June 2002, respectively.

OTHER

Other income for the three and nine-month periods ended June 2002 of approximately $159,000 and $233,000, respectively, was generated primarily by forgiveness of certain debts from former suppliers in the water bottling operation, gain on sale of available-for-sale investments and interest income and dividends received on investment securities. Other income of approximately $125,000 and $173,000 for the three and nine months ended June 2001, respectively, was generated primarily by interest income and dividends received on investment securities.

Included in other expense (income)for the nine months ended June 2002 is equity in loss of an unconsolidated affiliate of $0.1 million, which represents our ownership interest in the loss of HNWC up to the date of acquisition. Our equity in loss of unconsolidated affiliate was negligible during the three and nine months ended June 2001.



As a result of the above factors, income from continuing operations for the three and nine months ended June 2002 was approximately $0.8 million and $1.3 million, respectively, compared to a Q3 2001 income from continuing operations of approximately $0.1 million and $0.2 million for the nine months ended June 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of June 2002, our liquidity was provided by cash on hand of approximately $0.5 million and approximately $8.3 million available under a revolving credit facility with a capacity of $55.0 million. In addition, we have approximately $2.0 million available under a revolving credit facility in our retail segment. Amounts available under this facility are limited to 50 percent of existing inventory levels. During the nine months ended June 2002, we utilized approximately $3.8 million in cash through operating activities primarily through increases in seasonal inventory. Our working capital of approximately $27.6 million as of June 2002 declined approximately $6.3 million during the nine months ended June 2002 primarily due to the acquisition of HNWC, and an increase in the current portion of the Facility.

Our debt to equity ratio declined to 4.09 at June 2002, compared to 4.52 at September 2001, primarily due to the acquisition of HNWC, which increased equity by approximately $1.7 million and net income earned year-to-date. Investing activities required cash of approximately $1.8 million during the nine month period ended June 2002 and primarily represents the purchases of fixed assets and leasehold improvements in the wholesale and water bottling operations. Financing activities provided cash of approximately $5.7 million primarily through additional borrowing under the revolving credit facilities to finance increases in inventory and investing activities.

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

                                             Payments Due By Period
                         ---------------------------------------------------------------------

   Contractual                       Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Obligations             Total      2002      2003      2004     2005     2006    Thereafter
------------------       ---------  --------  --------  --------  -------  -------  ----------
Long-Term Debt           $   9,201  $  1,509  $    348  $    416  $   470  $ 6,418  $       40
Subordinated Debt           12,171     1,859     1,770     7,710      832        -           -
Capital Lease                1,423       265       245       296      307      270          40
  Obligations
Operating Leases/1/         25,072     4,636     4,072     3,578    3,176    2,531       7,079
                         ---------  --------  --------  --------  -------  -------  ----------
Total                    $  47,867  $  8,269  $  6,435  $ 12,000  $ 4,785  $ 9,219  $    7,159
                         =========  ========  ========  ========  =======  =======  ==========

                           Total
 Other Commercial         Amounts    Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Commitments           Committed    2002      2003      2004     2005     2006    Thereafter
------------------       ---------  --------  --------  --------  -------  -------  ----------
Lines of Credit /2/      $  59,000  $ 59,000  $ 59,000  $ 55,000  $     -  $     -  $        -
Letters of Credit              580       580         -         -        -        -           -
Purchase Obligations/3/         60        60         -         -        -        -           -
                         ---------  --------  --------  --------  -------  -------  ----------
Total                    $  59,640  $ 59,640  $ 59,000  $ 55,000  $     -  $     -  $        -
                         =========  ========  ========  ========  =======  =======  ==========

/1/ Includes lease commitment associated with the new Omaha distribution facility, which commenced in Q3 2002, and for natural spring water bottling equipment, which is expected to commence in Q4 2002.

/2/ Includes credit facility of $2.0 million negotiated in Q2 and Q3 2002 associated with the water bottling operation.

/3/ Represents remaining capital expenditures associated with the new Omaha distribution facility, which were completed in Q3 2002. Total capital expenditures for the new facility will be approximately $1.2 million.


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

At fiscal year end 2001, we were not in compliance with certain of our debt covenants under the Facility. As a result, in December 2001, we received waivers to our debt covenant violations. In addition, the financial covenants were amended as reflected above. After giving effect to the waiver and amendments, we are in compliance with the covenants under the Facility as of June 2002. As of June 2002, we had borrowings outstanding of approximately $44.7 million under the Facility.

In connection with the purchase of the Quincy, Illinois distribution business in June 2001, we assumed an interest rate swap agreement with a bank. Under the agreement, we agree to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25.0 million. The interest rate swap effectively converts $25.0 million of our variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003. At June 2002, the swap instrument had a negative fair value of approximately $1.0 million.

In January 2002, we negotiated a $1.5 million credit facility with a bank, at the bank's base rate plus 1.0%, to be used to fund operating activities at our natural spring water bottling operation in Hawaii, referred to herein as the Water Facility. In June 2002 the credit limit was increased to $2.0 million. As of June 2002, the outstanding balance under the Water Facility was $1.9 million. The Water Facility is personally guaranteed by the Company's Chairman.

In June 2002, we renewed our $2.0 million credit facility with a bank, at the bank's base rate plus 1.0%, to be used to fund the expansion and remodeling of our retail health food stores, referred to herein as the Retail Facility. As of June 2002, there was no balance on the Retail Facility.

During the third quarter of fiscal 2001, we borrowed $6.9 million from a bank, at a fixed rate of 7.5%, to purchase the distribution facility utilized by Merchants, which was owned by Merchants' sole stockholder, referred to herein as the Real Estate Loan, and to retire term debt. As of June 2002, the outstanding balance on the Real Estate Loan was approximately $6.8 million.

The asset purchase agreement with Merchants provides for deferred payments to be made to the seller totaling $3.6 million, which are required to be paid on the first through fourth anniversaries of the closing date of the transaction in installments of $0.9 million. In addition, we entered into a noncompetition agreement with the seller totaling $0.4 million that requires us to make payments of $0.1 million annually on the first through fourth anniversary dates of the closing of the transaction. As of June 2002, the carrying value, which represents the present value recorded upon acquisition, of the outstanding obligations to the seller were approximately $2.6 million.

In connection with the purchase of Merchants, we assumed several capital leases for office equipment, automobiles and warehouse equipment. As of June 2002, the outstanding balances on the capital leases totaled approximately $1.0 million.

In September 1999, borrowings under an 8% Convertible Subordinated Note, referred to herein as the Convertible Note, and a Collateralized Promissory Note, referred to herein as the Collateralized Note, in addition to borrowings under the Facility were used to purchase all of the common stock of Health Food Associates. Both the Convertible Note and the Collateralized Note have five-year terms and bear interest at 8% per annum. Principal on the Convertible Note is due in a single payment at maturity. Principal on the Collateralized Note is payable in installments of $0.8 million per year with the balance due at maturity. The principal balance of the Convertible Note may be converted into stock of The Healthy Edge, Inc., formerly known as Food for Health Co., under circumstances set forth in the Convertible Note. As of June 2002, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $6.4 million, respectively.

AMCON has entered into a lease for a new distribution facility in Omaha, Nebraska, which became effective in May 2002 when the lease on its former Omaha, Nebraska distribution facility expired. We expect capital expenditures relating to equipment purchases and office build-out to be approximately $1.2 million. The source of funds used to complete these expenditures was provided by borrowing through the Facility.













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

As discussed herein, the FASB issued SFAS 141 and SFAS 142 in June 2001. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. We plan to adopt these pronouncements effective October 1, 2002. At such time we anticipate that amortization associated with purchased goodwill will cease. For the nine months ended June 2002, goodwill amortization totaled approximately $0.3 million.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141")and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles being classified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria had been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, must be adopted by the Company on October 1, 2002. Early application of SFAS 142 is permitted for the Company's fiscal year beginning October 1, 2001, however the Company plans to adopt SFAS 142 for the fiscal year beginning October 1, 2002. As of June 2002, the Company had approximately $6.3 million of goodwill reflected on the accompanying condensed consolidated balance sheet. Amortization of goodwill for the nine months ended June 2002 totaled approximately $0.3 million.



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

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standard No. 4, "Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, Financial Accounting Standard No.64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds Financial Accounting Standard No. 44, "Accounting Form Intangible Assets of Motor Carriers. SFAS 145 amends Financial Accounting Standard No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is generally effective for financial statements issued after May 15, 2002, and interim periods within those years (the current fiscal year for AMCON), with early adoption encouraged.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Management is still addressing the financial statement impact on future periods resulting from the adoption of these statements.



RELATED PARTY TRANSACTIONS

During the three and nine months ended June 2002, we were charged $15,000 and $45,000, respectively, by AMCON Corporation, the former parent of the Company, as consideration for office rent and management services, which is included in selling, general and administrative expenses. We also contracted with one of our outside directors for consulting services in connection with its retail health food operations during the nine months ended June 2002.
The amount paid for consulting services for the three and nine months ended June 2002 was $22,500 and $67,500, respectively, plus reimbursement of expenses.

In addition, effective October 1, 2001, the president of the wholesale health food distribution business, which was sold in March 2001, was terminated and we entered into a four-year consulting agreement with him at the rate of $104,000 per year. The total amount to be paid under the agreement approximates the amount of our obligation under his employment agreement.
The amount paid for consulting services during the three and nine months ended June 2002 was $26,000 and $78,000, respectively.



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

Due to the significant decline in variable interest rates from the date the swap agreement was initially entered into, the negative fair value of the swap instrument recorded as a liability on our balance sheet at the closing date was approximately $0.9 million. Upon assuming the swap liability, we did not designate the swap transaction as a hedge and therefore, we recognize changes in the fair value of the instrument in current earnings (interest expense). At June 2002, the swap instrument had a negative fair value of approximately $1.0 million. The change in fair value of the swap instrument from a negative fair value of $1.4 million as of fiscal year end 2001 to a negative fair value of $1.0 million at June 2002 was recorded as a reduction to interest expense in Q1, Q2 and Q3 2002.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk. Our exposure to market risk relates primarily to our investment in the common stock of Consolidated Water Company, a public company traded on the NASDAQ National Market system, and for changes in interest rates on our long-term obligations. At June 2002, we held 60,300 shares of common stock of Consolidated Water Company valued at approximately $0.7 million. We value this investment at market and record price fluctuations in equity as unrealized gain or loss on investments. At June 2002, we had approximately $21.5 million of variable rate debt outstanding, excluding $25.0 million in debt offset by a fixed rate interest rate swap contract, with maturities through May 2004. The interest rates on this debt ranged from 4.8% to 6.8% at June 2002. We estimate that our annual cash flow exposure for each 1% change in our lender's prime interest rate on our variable rate debt is approximately $134,000.

Other than the changes noted above, there have been no material changes in our market risk during Q3 2002. For additional information, refer to the subsection "Market Risk" in "Management's Discussion and Analysis" set forth in Item 1 of our 2001 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 2001.










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

      No reports on Form 8-K were filed by the Company during the quarter ended June 2002.

























                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     August 9, 2002          /s/ William F. Wright
          -----------------       -----------------------------
                                  William F. Wright
                                  Chairman of the Board and
                                    Principal Executive Officer


Date:     August 9, 2002          /s/ Michael D. James
          -----------------       -----------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer











