Form 10-K
period 2002-09-27
AMCON DISTRIBUTING CO
filed 2002-12-26
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------

                                 FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 27, 2002
                                            ------------------
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        to
                                                         ------    ------
Commission File Number  0-24708
                        -------

                         AMCON Distributing Company
-----------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

        Delaware                                              47-0702918
-------------------------                                  ----------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                    7405 Irvington Road, Omaha NE 68122
-----------------------------------------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code: (402) 331-3727
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered

               None                                             None
               ----                                             ----

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 Par Value
-----------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No
                                                    ----       ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any other amendment to this Form 10-K. / /

The aggregate market value of equity securities held by non-affiliates of the Registrant on December 13, 2002 was approximately $9.1 million.

As of December 13, 2002 there were 3,157,312 shares of common stock outstanding.

                - Documents Incorporated by Reference -
                ---------------------------------------

Portions of the Company's 2002 Annual Report to Shareholders are incorporated herein by reference into Parts I, II and IV. Portions of the Company's Proxy Statement pertaining to the March 13, 2003 Annual Shareholders' Meeting are incorporated herein by reference into Part III.


                        AMCON DISTRIBUTING COMPANY
                        --------------------------

                       2002 FORM 10-K ANNUAL REPORT
                       ----------------------------
                             Table of Contents
                             -----------------
                                                                       Page
                                                                       ----
                                  PART I

Item 1.   Business....................................................   3

Item 2.   Properties..................................................  11

Item 3.   Legal Proceedings...........................................  12

Item 4.   Submission of Matters to a Vote of Security Holders.........  12

Item 4A.  Executive Officers of the Company...........................  12

                                 PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................  13

Item 6.   Selected Financial Data.....................................  13

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..  13

Item 8.   Financial Statements and Supplementary Data.................  13

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................  13

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant.........  14

Item 11.   Executive Compensation.....................................  14

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.................................................  14

Item 13.   Certain Relationships and Related Transactions.............  14

                                 PART IV

Item 14.   Controls and Procedures....................................  15

Item 15.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K .......................................  15

                                  PART I

ITEM 1.   BUSINESS

GENERAL

AMCON Distributing Company ("AMCON" or the "Company") was incorporated in Delaware in 1986. The Company's principal executive offices are located at 7405 Irvington Road, Omaha, Nebraska 68122. The telephone number at that address is 402-331-3727. AMCON is primarily engaged in the wholesale distribution of consumer products including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products and health and beauty care products. In addition, the Company operates thirteen retail health food stores in Florida and the Midwest and a natural spring water bottling operation in the State of Hawaii. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution business and "AMCON" or the "Company" means AMCON Distributing Company and its subsidiaries.

DISTRIBUTION BUSINESS

ADC serves approximately 7,500 retail outlets in the Great Plains and Rocky Mountain regions, the largest of which accounted for less than 4.3% of AMCON's total revenues during fiscal 2002. Convenience Store News, a trade periodical, ranked ADC as the tenth (10th) largest distributor in its industry out of approximately 1,000 distributors in the United States based upon estimated fiscal 2001 sales volume and industry consolidation during fiscal 2002. From its inception, ADC has pursued a strategy of growth through increased sales and through acquisitions. Since 1993, ADC has focused on increasing operating efficiency in its distribution business by merging smaller branch distribution facilities into larger ones. In addition, ADC has grown through expansion of its market area into contiguous regions and by introduction of new product lines to customers.

ADC distributes approximately 9,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. While cigarettes accounted for approximately 76% of the Company's sales volume during fiscal 2002, ADC continues to diversify its businesses and product lines in an attempt to lessen its dependence upon cigarette sales. ADC's principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Brown & Williamson, Proctor & Gamble, Hershey, Mars, William Wrigley and Nabisco. ADC also markets private label lines of cigarettes, tobacco, snuff, water, candy products, batteries and film.

ADC has sought to increase sales to convenience stores and petroleum marketers by adopting a number of operating strategies which it believes gives it a competitive advantage with these types of retailers. One key operating strategy is a commitment to customer service. In a continuing effort to provide better service than its competitors, ADC offers a complete point-of-sale (POS) program to assist with customer image building and product promotions, health and beauty programs, a profit building private label program and custom food service programs, all of which have proven to be advantageous to convenience store customers. ADC has a policy of next-day delivery and employs a concept of selling products in cut-case quantities or "by the each" (i.e. individual units). ADC also offers planograms to convenience store customers to assist in the design of their store and display of products within the store. In addition, customers are able to use ADC's web site to manage their inventory and retail prices, as well as obtain periodic management reports.

ADC has worked to improve its operating efficiency by investing in the latest in systems technology, including computerization of buying and financial control functions. Inventory management has become even more critical due to significant increases in the price of cigarettes over the past five years. ADC has also sought to reduce inventory expenses by improving the number of times its inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turned 28.5 times in fiscal year 2002. Inventory turns for the past five years are as follows:

                      Fiscal                    Times
                       Year               Inventory Turned
                      ------              ----------------
                       2002                      28.5
                       2001                      26.8
                       2000                      25.4
                       1999                      24.5
                       1998                      19.6

By keeping its operating costs down, ADC is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas.

ADC's main office is in Omaha, Nebraska. ADC has six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Wyoming. ADC closed its St. Louis, Missouri distribution center in September 2001 due to synergies resulting from the June 2001 acquisition of the Quincy, Illinois distribution business.

These distribution centers contain a total of approximately 482,000 square feet of floor space and employ modern equipment for the efficient distribution of the large and diverse product mix. ADC also operates a fleet of approximately 220 delivery vehicles, ranging from over-the-road vehicles with refrigerated trailers to half-ton vans.

RETAIL HEALTH FOOD BUSINESS

AMCON's retail health food stores, which are operated as Chamberlin's Market & Cafe ("Chamberlin's" or "CNF") and Akin's Natural Foods Market ("Akin's" or "HFA"), respectively, offer over 35,000 different product selections for their customers. Chamberlin's, which was first established in 1935, is an award-winning and highly-acclaimed chain of seven health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, delicatessen items and organic produce. Chamberlin's operates all of its stores in and around Orlando, Florida.

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

BOTTLED WATER BUSINESS

AMCON's bottled water business is operated as Hawaiian Natural Water Company, Inc. ("HNWC"). HNWC, which was acquired in December 2001, was formed in 1994 for the purpose of bottling, marketing and distributing Hawaiian natural spring water in Hawaii, the mainland and foreign markets. It currently includes product lines in premium bottled spring water and home and office large bottles. HNWC's Hawaiian Springs/R/ brand is the only bottled "natural" spring water available from Hawaii. All other bottled waters produced in Hawaii contain "purified" water, from which chemicals and minerals have been removed by means of reverse osmosis filtration. HNWC draws its Hawaiian Springs water from a well located at the base of the Mauna Loa mountain in Kea'au (near Hilo) on the big island of Hawaii. The water is "bottled at the source" in polyethylene terepthalate ("PET") plastic bottles, which are produced from pre-forms at HNWC's bottling facility. All of HNWC's retail PET products are bottled at its facility in Kea'au. These products consist of the Hawaiian Springs natural spring water line, the Ali'i purified water line and various limited production co-packaged products.

HNWC also has a home and office bottling facility in Kailua-Kona where it provides coolers and other dispensing equipment to its customers. This equipment may either be purchased or rented for a fee.

ACQUISITIONS

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

On December 17, 2001 the Company completed a merger with HNWC, pursuant to which HNWC merged with and into, and thereby became, a wholly-owned subsidiary of AMCON Distributing Company. The merger consideration valued the entire common equity interest in HNWC at approximately $2.9 million, which was paid in cash of $0.8 million during fiscal 2001 and in common stock of the Company valued at $2.1 million. As a result, the Company issued 373,558 shares of its common stock to outside HNWC shareholders, representing 12.0% of the Company's outstanding shares after giving effect to the merger. HNWC option holders and warrant holders also received comparable options and warrants of the Company, but with the exercise price and number of shares covered thereby being adjusted to reflect the exchange ratio.

These acquisitions are further described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions and Dispositions" of the 2002 Annual Report to Shareholders and are incorporated herein by reference.

DISCONTINUED OPERATIONS

Effective March 23, 2001, AMCON sold the assets of Food For Health Co. Inc. for $10.3 million, subject to certain adjustments. That sale is reflected as discontinued operations in AMCON's consolidated financial statements.
Results from the discontinued operations have been excluded from income from continuing operations in the accompanying consolidated statements of operations. The effects of the discontinued operations on net income and per share data are reflected within the accompanying consolidated statements of operations. The sale is further described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions and Dispositions" of the 2002 Annual Report to Shareholders and are incorporated herein by reference.

BUSINESS SEGMENTS

AMCON has three reportable business segments, the wholesale distribution of consumer products; the retail sale of health and natural food products; and the bottling, marketing and distribution of Hawaiian natural spring water.
As described above, AMCON disposed of its health food distribution segment during the second quarter of fiscal 2001. The results of the acquired Quincy distribution business are included in the wholesale distribution of consumer products segment due to similar economic characteristics shared by AMCON's existing distribution business and the Quincy distribution business, as well as similar characteristics with respect to the nature of products distributed, the type and class of customers for the distribution products and the methods used to distribute the products. The results of the retail health food stores are included in the retail segment due to similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. The results of HNWC comprise the bottled water segment due to the unique economic characteristics and the nature of the products, as well as the methods used to sell and distribute the products. The segments are evaluated on revenues, gross margins, operating income and income before taxes.

PRINCIPAL PRODUCTS

CIGARETTES. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending 2002, 2001, and 2000 are set forth below (dollars in millions):
                                              Fiscal Year Ended
                                        ----------------------------
                                         2002       2001       2000
                                        ------     ------     ------
         Sales                          $640.4     $420.1     $294.7
         Sales as a % of Total Sales      75.6%      72.7%      69.7%
         Gross Margin                     24.4      $18.1      $18.2
         Gross Margin as a % of Total
           Gross Margin                   39.5%      39.6%      40.7%
         Gross Margin Percentage           3.8%       4.3%       6.2%

Excluding sales from the Quincy distribution business, revenues from the sale of cigarettes during fiscal 2002 increased by 3.3% as compared to fiscal 2001, while gross profit from the sale of cigarettes decreased by 8.4% during the same period (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Fiscal Year Ended 2002 Versus Year Ended 2001" in the Annual Report to Shareholders for the Fiscal Year Ended September 27, 2002 which is incorporated herein by reference). Sales of cigarettes represented approximately 76% of the Company's sales volume during fiscal 2002. This represents a 2.9% increase from the prior year and related primarily to the acquisition of the Quincy distribution business in June 2001 where cigarette sales as a percentage of total sales were approximately 80%.

Since 1983, ADC has sought to position itself to capitalize on consumer demand for discount or value-priced cigarettes by marketing its own private label cigarettes as a high-quality, value-priced alternative to premium cigarettes. Substantial price increases implemented by manufacturers of premium cigarettes during the late 1980's and early 1990's resulted in a demand for private label cigarettes, which are sold at lower prices than premium brands. Significant manufacturers' price decreases in premium brand cigarettes, aimed at recapturing market share, occurred in 1993 and have caused a steady decline in the sales of private label cigarettes since that point. Sales of ADC's private label cigarettes have declined an average of 34% annually since 1993. Philip Morris USA has manufactured ADC's private label cigarettes since 1988 under an exclusive agreement. The Company is currently negotiating an extension of this agreement.

CONFECTIONERY. Candy, related confectionery items and snacks constitute the Company's second largest-selling product line, representing approximately 6.2% of the Company's total sales volume during fiscal 2002. Sales of confectionery items and the gross margin derived therefrom for the fiscal years ending 2002, 2001, and 2000 are set forth below (dollars in millions):

                                              Fiscal Year Ended
                                          -------------------------
                                           2002      2001      2000
                                          -----     -----     -----
         Sales                            $52.6     $39.3     $31.1
         Gross Margin                       6.1       4.0       3.7
         Gross Margin Percentage           11.5%     10.1%     11.9%

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


OTHER TOBACCO PRODUCTS. Sales of other tobacco products (cigars, snuff, chewing tobacco, etc.) represents AMCON's third largest-selling product line, representing approximately 5.5% of the Company's total sales volume during fiscal 2002. Sales of other tobacco products and the gross margin derived therefrom for the fiscal years ending 2002, 2001 and 2000 are set forth below (dollars in million):

                                              Fiscal Year Ended
                                          -------------------------
                                           2002      2001      2000
                                          -----     -----     -----
         Sales                            $46.7     $32.9     $25.8
         Gross Margin                       3.7       2.5       2.4
         Gross Margin Percentage            7.9%      7.7%      9.4%

NATURAL FOODS AND RELATED PRODUCTS. Natural foods and related products, which are primarily sold by the retail segment, constitute the Company's fourth largest-selling product line, representing approximately 3.7% of the Company's total sales volume during fiscal 2002. Sales of natural foods and related products and the gross margin derived therefrom for the fiscal years ending 2002, 2001 and 2000 are set forth below (dollars in millions):

                                               Fiscal Year Ended
                                           -------------------------
                                            2002      2001      2000
                                           -----     -----     -----
         Sales                             $31.6     $31.8     $34.1
         Gross Margin                       13.2      11.9      14.0
         Gross Margin Percentage            41.7%     37.3%     41.2%

OTHER PRODUCT LINES. Over the past decade, AMCON's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. AMCON's other product lines include bottled water and other beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food products. During fiscal 2002, AMCON's sales of other products increased $22.3 million or 41.9%, of which $20.6 million related to the Quincy distribution business. During fiscal 2002, the gross profit margin on these types of products was 19.2% compared to 17.2% for fiscal 2001.

COMPETITION

The distribution business is highly competitive. There are many similar distribution companies operating in the same geographical regions as ADC.
ADC is one of the largest distribution companies of its kind operating in its market area. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, TX) and Fleming Convenience Marketing and Distribution (Oklahoma City, OK) and regional wholesalers such as Eby-Brown LLP (Chicago, IL) and Farner-Bocken (Carroll, IA), along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to ADC's. Therefore, ADC seeks to distinguish itself from its competitors by offering a higher level of technology than its smaller competitors and higher level of customer service than its larger competitors.

The natural food retail industry is highly fragmented, with more than 9,000 stores operating independently or as part of small chains. The two leading natural food chains, Whole Foods Market and Wild Oats, continue to expand their geographic markets by opening stores in new markets. In addition, conventional supermarkets and mass market outlets have also begun to increase their emphasis on the sale of natural products. These strategies have contributed to the saturation of health food retail stores in some markets and have caused same store sales to generate minimal increases over the past year. Management believes the Company's retail stores separate themselves from other competitors by offering smaller, more friendly, community-oriented settings run by a knowledgeable and well-trained staff offering unique, varied and higher quality natural and organic food products.

HNWC sells most of its product in Hawaii but also seeks to compete on the U.S. Mainland and in certain foreign markets. The most popular brands of bottled water sold in Hawaii include "Aquafina," "Dasani," "Crystal Geyser," and "Arrowhead," (all bottled on the U.S. Mainland) and Euorpean sourced brands, as well as local brands, such as "Menehune," "Hawaiian Isles" and "Hawaii." All local bottlers, except HNWC sell "purified" municipal water, not "natural" or "spring" water. HNWC is the only producer of natural spring water from Hawaii. HNWC believes that it is likely to remain the only such producer in Hawaii, at least for some time, because of zoning, water use and other restrictions currently in effect which make development of a competing natural water source product difficult.

The retail bottled water market is highly competitive, with numerous participants selling products often perceived as generic by consumers. The principal bases of competition in the industry are price, brand recognition, water source and packaging. Price competition has become more pronounced as the industry has matured. HNWC seeks to develop recognition for its Hawaiian Springs brand based upon its unique water source. HNWC generally prices this product at or slightly below the price for other premium brands. Competition in the market for HNWC's Ali'i brand is largely based upon price.

GOVERNMENT REGULATION

Various state government agencies regulate the distribution of cigarettes and tobacco products in several ways, including the imposition of excise taxes, licensing and bonding requirements. Complying with these regulations is a very time-consuming, expensive and labor-intensive undertaking. For example, each state (as well as certain cities and counties) requires the Company to collect excise taxes ranging from $1.20 to $9.80 per carton on all cigarettes sold by it in the state. Such excise taxes must be paid in advance and, in most states, is evidenced by a stamp which must be affixed to each package of cigarettes. A number of states increased their excise tax on cigarettes in fiscal 2002, and more are expected to do so in the future.

The Company is also subject to regulation by state and local health departments, the U.S. Department of Agriculture, the Food and Drug Administration, U.S. Department of Transportation and the Drug Enforcement Administration. These agencies generally impose standards for product quality and sanitation, as well as, for security and distribution policies.


The bottled water industry is highly regulated both in the United States and abroad. Various state and Federal regulations, designed to ensure the quality of the product and the truthfulness of its marketing claims, require HNWC to monitor each aspect of its production process, including its water source, bottling operations and packaging and labeling practices. The Environmental Protection Agency requires a yearly analysis of HNWC's water source by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals). In addition, the Hawaii Department of Health requires weekly microbiological testing of HNWC's source water.

HNWC's bottling facility has an on-site laboratory, where samples of its finished product are visually and chemically tested daily. HNWC also utilizes an independent state certified laboratory to test samples from each production run. In addition, HNWC's production line is subject to constant visual inspection. HNWC believes that it meets or exceeds all applicable regulatory standards concerning the quality of its water.

In addition to U.S. regulations, HNWC must meet the requirements of foreign regulatory agencies in order to export and sell its product into other
countries.   These requirements are generally similar to, and in certain respects more stringent than, U.S. regulations. HNWC believes that it is in compliance with applicable regulations in all foreign territories where it currently markets its product.

Failure to meet applicable regulations in the U.S. or foreign markets could lead to costly recalls or loss of certification to market products. Even in the absence of governmental action, loss of revenue could result from adverse market reaction to negative publicity.

EMPLOYEES

At fiscal year end 2002, the Company had 876 full-time and part-time employees in the following areas:

               Managerial             31
               Administrative         88
               Delivery              133
               Sales & Marketing     227
               Warehouse             397
                                     ---
               Total Employees       876
                                     ===

All of ADC's delivery employees in the Quincy distribution center, representing 40% of ADC's delivery employees company-wide, are represented by the Internal Association of Machinists and Aerospace Workers. As of December 13, 2002, the Quincy delivery employees have not entered into a collective bargaining agreement, and are still negotiating a contract. Management believes its relations with its employees are good.


ITEM 2.   PROPERTIES

The location and approximate square footage of the six distribution centers, thirteen retail stores and a water bottling plant operated by AMCON as of fiscal year end 2002 are set forth below:

                LOCATION                      SQUARE FEET
                --------                      -----------
     DISTRIBUTION - IL, MO, ND, NE, SD %WY      482,000
     RETAIL - FL, KS, MO, NE & OK               126,600
     BOTTLED WATER - HI                          20,000
                                                -------
          Total Square Footage                  628,600
                                                =======

AMCON owns its distribution facilities in Quincy, Illinois and Bismarck, North Dakota. These facilities are subject to a first mortgage securing borrowings under the Company's mortgage loan and a second mortgage securing future payments owed in connection with the Merchants Wholesale acquisition (see "MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Annual Report to Shareholders for the Fiscal Year Ended 2002 which is incorporated herein by reference).

AMCON leases its remaining distribution facilities, retail stores, water bottling plant, offices and certain equipment under noncancellable operating and capital leases. The Company entered into a lease to occupy a new distribution facility and corporate office space in Omaha, Nebraska in the third quarter of fiscal 2002. This facility replaced the old Omaha facility. Leases for the Omaha, Nebraska facility, three other distribution facilities, thirteen retail stores and a water bottling plant leased by the Company have base terms expiring from 2003 to 2052. Minimum future lease commitments for these properties and equipment total approximately $26.0 million as of fiscal year end 2002.

AMCON also has future lease obligations for a facility and equipment related to the discontinued operations of its former health food distribution business. The Company estimated its ultimate liabilities related to these leases and recorded a charge to earnings during the second quarter of fiscal 2001. The Company negotiated a termination settlement during fiscal 2002 on its former Arizona facility and entered into a sublease agreement on the remaining facility. Accordingly, no amount related to the lease obligation has been recorded in the reserve for discontinued operations. Any differences between these expense estimates and their actual settlement will change the loss accordingly.

Management believes that its existing facilities are adequate for the Company's present level of operations; however, larger facilities and additional cross-dock facilities and retail stores may be required to accommodate the Company's anticipated growth in certain market areas.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is subject to claims and litigation in the ordinary course of its business. However, in the opinion of management, no currently pending legal proceedings or claims against the Company will, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations. The Company believes that all of its real property is in compliance with all regulations regarding the discharge of toxic substances into the environment and is not aware of any condition at its properties that could have a material adverse effect on its financial condition or results of operations. In that regard, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

ITEM 4A.   EXECUTIVE OFFICERS OF THE COMPANY.

The Company's day-to-day affairs are managed by its executive officers, who are appointed by the Board of Directors for terms of one year. The Company has entered into employment agreements with Mr. Wright and Ms. Evans each with a term expiring on December 31, 2003. The executive officers of AMCON are as follows:

       Name                 Age                    Position
       ----                 ---                    --------
William F. Wright           60           Chairman of the Board, Director
Kathleen M. Evans           55           President, Director
Eric J. Hinkefent           41           President of CNF and HFA
Michael D. James            41           Secretary, Treasurer and
                                           Chief Financial Officer

WILLIAM F. WRIGHT has served as the Chairman and Chief Executive Officer of AMCON Corporation (the former parent of AMCON) since 1976 and as Chairman of the Company since 1981. From 1968 to 1984, Mr. Wright practiced corporate and securities law in Lincoln, Nebraska. Mr. Wright is a graduate of the University of Nebraska and Duke University School of Law and is a certified public accountant. Mr. Wright is also a director of Gold Banc Corporation, Inc., a NASDAQ company.

KATHLEEN M. EVANS became President of the Company in February 1991. Prior to that time she served as Vice President of AMCON Corporation from 1985 to 1991. From 1978 until 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.

ERIC J. HINKEFENT has served as President of both Chamberlin Natural Foods, Inc. and Health Food Associates, Inc. since October 2001. Prior to that time he served as President of Health Food Associates, Inc. from 1993 through 2002 and served on the board of The Healthy Edge, Inc. from 1999 through 2002.
Mr. Hinkefent is a graduate of Oklahoma State University.

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

                                 PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 27, 2002 under the heading "Market for Common Stock."

ITEM 6.   SELECTED FINANCIAL DATA.

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 27, 2002 under the heading "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 27, 2002 under the heading "Management's Discussion and Analysis."

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 27, 2002 under the heading "Management's Discussion and Analysis - Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and accompanying notes, together with the report of independent accountants, are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 27, 2002 under the heading "Consolidated Financial Statements." Supplemental financial information is incorporated by reference from the Annual Report to Shareholders for the fiscal year ended September 27, 2002 under the heading "Selected Quarterly Financial Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant's Proxy Statement to be used in connection with the 2003 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company Common Stock. Officers, directors and greater-than-ten-percent shareowners are required by SEC regulation to furnish the Company with copies of such Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended 2002 with all Section 16(a) filing requirements applicable to the Company officers, directors and greater-than-ten-percent beneficial owners, except for late filings of Form 3 - Initial Statement of Beneficial Ownership of Securities by (1) Eric J. Hinkefent, due October 10, 2001, filed May 17, 2002 and (2) Stanley Mayer, due March 30, 2002, filed May 17, 2002.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Registrant's Proxy Statement will contain under the captions "Voting Securities and Beneficial Ownership Thereof by Principal Shareholders, Directors and Officers" and "Equity Compensation Plan Information" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant's Proxy Statement will contain under the caption "Certain Relationships and Related Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

                                  PART IV

ITEM 14.   CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The following financial statements of AMCON Distributing Company are incorporated by reference under Item 8. The Annual Report to Shareholders for the Fiscal Year Ended September 27, 2002 is attached as Exhibit 13.1.

                                                          Reference Page
                                                          --------------
       Independent Auditors' Report                             F-1
       Consolidated Balance Sheets as of Fiscal Year
          Ended 2002 and 2001                                   F-2
       Consolidated Statements of Operations for the
          Fiscal Years Ended 2002, 2001 and 2000                F-3
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income (Loss) for the Fiscal
          Years Ended 2002, 2001 and 2000                       F-4
       Consolidated Statements of Cash Flows for the
          Years Ended September 30, 2002, 2001 and 2000         F-6
       Notes to Consolidated Financial Statements               F-7

   (2) FINANCIAL STATEMENT SCHEDULES

       Independent Auditors' Report of Deloitte & Touche LLP

       Independent Auditors' Report of PricewaterhouseCoopers LLP

       Schedule II - Valuation and Qualifying Accounts

   (3) EXHIBITS

     2.1 Fifth Amended and Restated Agreement and Plan of Merger dated September 27, 2001 by and between AMCON Distributing Company, AMCON Merger Sub, Inc. and Hawaiian Natural Water Company Inc. (incorporated by reference to Exhibit 2.1 of AMCON's Registration Statement on Form S-4 (Registration No. 333-71300) filed on November 13, 2001)

     2.2 Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. dated March 8, 2001 (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

     2.3 Amendment to Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. effective March 23, 2001 (incorporated by reference to
          Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

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

    10.7 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

    10.8 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

    10.9 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

    10.10 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)


    10.11 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

    10.12 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans incorpporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

    11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements which are incorporated herein by reference to Item 8 of Part II herein)

    13.1 Annual Report to Shareholders for the Fiscal Year Ended September 27, 2002

    21.1  Subsidiaries of the Company

    23.1  Consent of Deloitte & Touche LLP

    23.2  Consent of PricewaterhouseCoopers LLP

    99.j  Independent Auditors' Report of PricewaterhouseCoopers LLP


(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the fourth quarter ended September 27, 2002.




                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 26th day of December, 2002.


                                           AMCON DISTRIBUTING COMPANY

                                           By: /s/ William F. Wright
                                           -------------------------
                                           William F. Wright, Chairman




Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 26th day of December, 2002.

      Signature                                        Title
      ---------                                        -----


/s/ William F. Wright                    Chairman of the Board, (Principal
---------------------                      Executive Officer), and Director
William F. Wright


/s/ Kathleen M. Evans                    President and Director
---------------------
Kathleen M. Evans


/s/ Michael D. James                     Secretary, Treasurer and Chief
--------------------                      Financial Officer (Principal
Michael D. James                          Financial and Accounting Officer)


/s/ Raymond F. Bentele                   Director
----------------------
Raymond F. Bentele


/s/ William R. Hoppner                   Director
----------------------
William R. Hoppner


/s/ J. Tony Howard                       Director
------------------
J. Tony Howard


/s/ Stanley Mayer                      Director
-----------------
Stanley Mayer


/s/ Allen D. Petersen                    Director
---------------------
Allen D. Petersen


/s/ Timothy R. Pestotnik                 Director
------------------------
Timothy R. Pestotnik


                              CERTIFICATION

I, William F. Wright, certify that:

     1. I have reviewed this annual report on Form 10-K of AMCON Distributing Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 26, 2002                 /s/ William F. Wright
      -----------------                 ---------------------
                                        William F. Wright, Chairman and
                                          Principal Executive Officer

                               CERTIFICATION

I, Michael D. James, certify that:


     1. I have reviewed this annual report on Form 10-K of AMCON Distributing Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 26, 2002          /s/ Michael D. James
      -----------------          --------------------
                                 Michael D. James, Chief Financial Officer


INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of AMCON Distributing Company:

We have audited the consolidated financial statements of AMCON Distributing Company and its subsidiaries (the "Company") as of September 27, 2002 and September 28, 2001, and for each of the two years in the period ended September 27, 2002 and have issued our report thereon dated December 20, 2002; such financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item
15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
December 20, 2002



                                      S-1


INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of AMCON Distributing Company:

Our report on the consolidated financial statements of AMCON Distributing Company is included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 15 for the year ended September 29, 2000.

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



PRICEWATERHOUSECOOPERS LLP
Omaha, Nebraska
November 22, 2000


                                      S-2



                         AMCON Distributing Company
                        Financial Statement Schedule



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                 Net
                                                               Amounts
                           Balance at           Provision    (Written Off)         Balance at
   Description         Beginning of Period      (Benefit)      Recovered          End of Period
------------------    ----------------------    ---------    -------------    -----------------------
Allowance for
 doubtful accounts    Sep 24, 1999   315,461      164,000      (150,392)      Sep 29, 2000   329,069
                      Sep 29, 2000   329,069      427,852      (140,742)      Sep 28, 2001   616,179
                      Sep 28, 2001   616,179      390,063      (364,768)      Sep 27, 2002   641,474

Allowance for
 inventory
 obsolescence         Sep 24, 1999         -            -             -       Sep 29, 2000         -
                      Sep 29, 2000         -       222,883            -       Sep 28, 2001   222,883
                      Sep 28, 2001   222,883        20,387            -       Sep 27, 2002   243,270






                                      S-3