Form 10-Q
period 2002-12-27
AMCON DISTRIBUTING CO
filed 2003-02-10
CIK 928465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 27, 2002

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

                        Yes     X      No
                             -------       -------

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes            No     X
                             -------       -------

The Registrant had 3,168,961 shares of its $.01 par value common stock outstanding as of January 31, 2003.



                                                                Form 10-Q
                                                               1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          December 2002 and September 2002                                3

          Condensed consolidated statements of operations
          for the three-month periods ended
          December 2002 and 2001                                          4

          Condensed consolidated statements of cash flows
          for the three-month periods ended
          December 2002 and 2001                                          5

          Notes to unaudited condensed consolidated
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     21

Item 4.   Controls and Procedures                                        21

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               22

PART I -  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                 Condensed Consolidated Balance Sheets
                                   December 2002 and September 2002
----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                        December 2002     September 2002
                                                         ------------     --------------
                  ASSETS
Current assets:
  Cash                                                  $    118,375       $    130,091
  Accounts receivable, less allowance for doubtful
    accounts of $0.7 million and $0.6 million,
    respectively                                          26,488,856         31,216,783
  Inventories                                             28,321,040         35,744,074
  Income tax receivable                                      904,760            981,054
  Deferred income taxes                                      324,369            324,369
  Other                                                      493,092            393,365
                                                        ------------       ------------
          Total current assets                            56,650,492         68,789,736

Fixed assets, net                                         16,009,266         16,096,124
Available-for-sale investments                               710,590            562,000
Goodwill                                                   6,091,402          6,091,402
Other Intangible Assets                                   11,728,084         11,804,284
Other assets                                               1,287,244          1,242,923
                                                        ------------       ------------
                                                        $ 92,477,078       $104,586,469
                                                        ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 19,960,502       $ 19,873,851
  Accrued expenses                                         3,390,965          3,969,164
  Accrued wages, salaries, bonuses                         1,595,735          1,371,310
  Current liabilities of discontinued operations              87,378             93,558
  Current portion of long-term debt                        4,597,488         14,783,967
  Current portion of subordinated debt                     1,708,987          1,708,986
                                                        ------------       ------------
          Total current liabilities                       31,341,055         41,800,836
                                                        ------------       ------------

Deferred income taxes                                        844,780            788,316
Non-current liabilities of discontinued operations           188,025            197,024
Long-term debt, less current portion                      34,375,600         36,362,099
Subordinated debt, less current portion                    8,738,886          8,738,886

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 3,168,961 and 3,156,962
    issued, respectively                                      31,690             31,570
  Additional paid-in capital                               5,998,006          5,977,643
  Accumulated other comprehensive income,
    net of tax of $0.2 million and $0.2 million,
    respectively                                             386,897            294,771
  Retained earnings                                       10,572,139         10,395,324
                                                        ------------       ------------
          Total shareholders' equity                      16,988,732         16,699,308
                                                        ------------       ------------
                                                        $ 92,477,078       $104,586,469
                                                        ============       ============


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                      AMCON Distributing Company and Subsidiaries
                    Condensed Consolidated Statements of Operations
                   for the three months ended December 2002 and 2001
                                       (Unaudited)
----------------------------------------------------------------------------
                                                   2002             2001
                                              -------------     ------------
Sales (including excise taxes of
 $41.7 million and $38.4 million,
 respectively)                                $ 197,720,887    $ 210,153,847

Cost of sales                                   183,877,011      195,043,632
                                              -------------    -------------
     Gross profit                                13,843,876       15,110,215
                                              -------------    -------------
Selling, general and administrative
 expenses                                        12,175,703       12,557,354
Depreciation and amortization                       556,346          719,284
                                              -------------    -------------
                                                 12,732,049       13,276,638
                                              -------------    -------------

     Income from operations                       1,111,827        1,833,577
                                              -------------    -------------
Other expense (income):
  Interest expense                                  843,655        1,084,098
  Other income, net                                (171,802)         (46,797)
  Equity in loss of unconsolidated affiliate              -           95,007
                                              -------------    -------------
                                                    671,853        1,132,308
                                              -------------    -------------

Income before income taxes                          439,974          701,269

Income tax expense                                  165,000          310,627
                                              -------------    -------------


Net income                                    $     274,974    $     390,642
                                              =============    =============

Earnings per share:
   Basic                                      $        0.09    $        0.14
                                              =============    =============

   Diluted                                    $        0.09    $        0.14
                                              =============    =============

   Dividends per share                        $        0.03    $        0.03
                                              =============    =============

Weighted average shares outstanding:
  Basic                                           3,157,790        2,788,633
  Diluted                                         3,232,023        2,859,271


The accompanying notes are an integral part of these condensed consolidated financial statements.


                     AMCON Distributing Company and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                  for the three months ended December 2002 and 2001
                                   (Unaudited)
---------------------------------------------------------------------------------
                                                         2002            2001
                                                     ------------    ------------
Net cash flows from operating activities            $ 12,602,635    $ 11,499,094
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                              (506,634)       (239,027)
  Proceeds from sales of fixed assets                       9,925          18,765
                                                     ------------    ------------

  Net cash flows from investing activities               (496,709)       (220,262)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on bank credit agreements              (12,033,703)    (10,604,411)
  Payments on long-term debt and
   subordinated debt                                     (104,422)       (136,295)
  Payment of registration costs                                 -        (339,644)
  Proceeds from exercise of stock options                  20,489             325
  Retirement of common stock                                   (6)              -
                                                     ------------    ------------
  Net cash flows from financing activities            (12,117,642)    (11,080,025)
                                                     ------------    ------------

Net increase (decrease) in cash                           (11,716)        198,807

Cash, beginning of period                                 130,091         296,940
                                                     ------------    ------------

Cash, end of period                                  $    118,375    $    495,747
                                                     ============    ============


SUPPLEMENTAL NONCASH INFORMATION:
  Business combinations:
   Fair value of assets acquired                     $          -    $  5,972,598
   Subordinated debt assumed                         $          -    $    457,905
   Other liabilities assumed                         $          -    $  1,508,435
   Issuance of common stock                          $          -    $  2,069,511
   Conversion of notes receivable
     and acquisition costs                           $          -    $    692,058






The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                           December 2002 and 2001

----------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of AMCON Distributing Company and its subsidiaries ("AMCON" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended September 27, 2002, which are included in the Company's Annual Report to Shareholders filed with Form 10-K ("2002 Annual Report"). Results for the interim period are not necessarily indicative of results to be expected for the entire year.

AMCON's fiscal first quarters ended on December 27, 2002 and December 28, 2001. For convenience, the fiscal first quarters have been indicated as December 2002 and 2001, respectively. Each fiscal quarter was comprised of 13 weeks.


2.    Changes in Accounting Policy

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141")and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles being classified as goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria has been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company at the beginning of fiscal 2003. Upon adoption of SFAS 142, goodwill and tradename amortization ceased as it has been considered that they have indefinite useful lives. Management obtained an independent valuation of its goodwill and intangible assets and did not incur an impairment charge in the first quarter of fiscal 2003 upon implementation of SFAS No. 142. As of December 2002, the Company had approximately $6.1 million of goodwill and $10.9 million of tradenames reflected on the accompanying condensed consolidated balance sheet.

The following is certain unaudited pro forma information assuming SFAS No. 142 had been in effect for the fiscal quarter ended December 28, 2001:

                                                      December
                                                        2001
                                                      ---------
Reported net income                                   $ 390,642
  Add goodwill amortization (net of tax)                 46,313
  Add tradename amortization (net of tax)                67,555
                                                      ---------
Adjusted net income                                   $ 504,510
                                                      =========

Earnings per share-basic:
  Reported net income                                 $    0.14
    Add goodwill amortization (net of tax)                 0.02
    Add tradename amortization (net of tax)                0.02
                                                      ---------
  Adjusted earnings per share-basic                   $    0.18
                                                      =========

Earnings per share-diluted:
  Reported net income                                 $    0.14
    Add goodwill amortization (net of tax)                 0.02
    Add tradename amortization (net of tax)                0.02
                                                      ---------
  Adjusted earnings per share-diluted                 $    0.18
                                                      =========


3.  ACQUISITIONS OF BUSINESSES:

On December 17, 2001, Hawaiian Natural Water Company, Inc. ("HNWC") merged with and into, and thereby became, a wholly-owned subsidiary of AMCON. The merger consideration valued the entire common equity interest in HNWC at approximately $2.9 million, which was paid in cash of $0.8 million during fiscal 2001 and in common stock of the Company valued at $2.1 million. As a result, the Company issued 373,558 shares of its common stock to outside HNWC shareholders, representing 12.0% of the Company's outstanding shares after giving effect to the merger. HNWC option holders and warrant holders also received comparable options and warrants of the Company but with the exercise price and number of shares covered thereby being adjusted to reflect the exchange ratio. Transaction costs, totaling approximately $0.3 million, were incurred to complete the merger and consist primarily of fees and expenses for bankers, attorneys and accountants, SEC filing fees, stock exchange listing fees and financial printing and other related charges.

The merger has been recorded on the Company's books using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The portion of the purchase price in excess of the fair value of the net assets acquired to be allocated to other identifiable assets is approximately $3.5 million. The identifiable intangible asset, the HNWC trade name, is considered to have an indefinite useful life. Therefore, in accordance with SFAS No. 142, no amortization has been recorded since the acquisition occurred subsequent to June 30, 2001.

Prior to the acquisition, the Company accounted for its initial common stock investment in HNWC under the equity method. The charge to the Company's results of operations to record its equity in the losses of HNWC from the investment date was approximately $0.1 million in the first quarter of fiscal 2002.

Assuming the above acquisition had occurred on October 1, 2001, unaudited pro forma consolidated sales, net income (loss) and net income (loss) per share for the three months ended December 2001, would have been as follows:



                                         Three months ended
                                           December 2001
                                           -------------

Sales                                      $ 210,640,182

Net income                                 $     124,724

Net earnings per share:
  Basic                                    $        0.04
  Diluted                                  $        0.04



4.  INVENTORIES:

The wholesale distribution segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers and are stated at the lower of cost (last-in, first-out or "LIFO" method) or market. The retail health food operations utilize the retail LIFO inventory method of accounting stated at the lower of cost (LIFO) or market. The bottled spring water operation's inventories are stated at the lower of cost
(LIFO) or market and consist of raw materials and finished goods. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. Finished goods inventory includes materials, labor and manufacturing overhead costs. LIFO inventories at December 2002 and 2001 were approximately $4.6 million and $4.1 million less than the amount of such inventories valued on a first-in, first-out basis, respectively.


5.  DIVIDENDS:

In December 2002, the Company declared a cash dividend of $0.03 per share payable on January 17, 2003 to shareholders of record as of December 31, 2002. The dividend represents dividends for the fourth fiscal quarter of 2002. The Company has accrued this dividend as of December 2002 in accrued expenses in the accompanying unaudited condensed consolidated balance sheet.


6.  EARNINGS (LOSS) PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at December 2002 and 2001, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common shares, totaled 144,340 with an average exercise price of $8.05 and 145,390 with an average exercise price of $8.01, respectively.

                                              For the three-month period ended December
                                      -----------------------------------------------------
                                                2002                         2001
                                      ------------------------     ------------------------
                                         Basic       Diluted          Basic       Diluted
                                      -----------  -----------     -----------  -----------
1.  Weighted average common
     shares outstanding                 3,157,790    3,157,790       2,788,633    2,788,633

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury stock            -       74,233               -       70,638
                                      -----------  -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                 3,157,790    3,232,023       2,788,633    2,859,271
                                      ===========  ===========     ===========  ===========

4.  Net income                        $   274,974  $   274,974     $   390,642  $   390,642
                                      ===========  ===========     ===========  ===========

5.  Net earnings per share            $      0.09  $      0.09     $      0.14  $      0.14
                                      ===========  ===========     ===========  ===========

7.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income (loss) per the accompanying unaudited condensed consolidated statements of operations to comprehensive income (loss) for the periods indicated:

                                               For the three months
                                                 ended December
                                            -------------------------
                                                2002          2001
                                            -----------   -----------
Net income                                  $   274,974   $   390,642
Other comprehensive income:
 Unrealized holding gains (loss)
  from investments arising during
  the period, net of income tax expense
  (benefit) of $56,000 and $(4,000),
  respectively                                   92,126       (6,057)
                                            -----------   -----------
Comprehensive income                        $   367,100   $   384,585
                                            ===========   ===========

8.  DEBT

The Company maintains a revolving credit facility (the "Facility") with a bank that allows the Company to borrow up to $55.0 million at any time,
subject to eligible accounts receivable and inventory requirements.   As of
December 2002, the outstanding balance on the Facility was $28.5 million. The Facility bears interest at a variable interest rate equal to the bank's base rate, which was 4.25% at December 2002. However, as discussed below, a notional amount of $25.0 million is subject to an interest rate swap agreement which has the effect of converting this amount to a fixed rate. In addition, the Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and the average monthly borrowing for the month. The Facility is collateralized by all of the wholesale segment's equipment, intangibles, inventories and accounts receivable.

The Facility contains covenants which, among other things, (i) restrict permitted investments, (ii) restrict intercompany advances to HNWC, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including, average annual debt service coverage ratio of 1.0 to 1.0, to be measured quarterly, and minimum tangible net worth of $8.0 million for fiscal year 2003. In addition, the Company must maintain a fill rate percentage of not less than 93% calculated on a weekly basis. The fill rate percentage is determined by dividing the total dollar amount of inventory delivered to the Company's customers each week into the total amount of orders which correspond to such deliveries. The Facility also provides that the Company may not pay dividends in excess of $0.12 per share on an annual basis.

In connection with the purchase of the Quincy, Illinois distribution business in June 2001, the Company assumed an interest rate swap agreement with a bank. Under the agreement, the Company agrees to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25.0 million. The interest rate swap effectively converts $25.0 million of variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003. This interest rate swap agreement has not been designated as a hedge. At December 2002, the swap instrument had a negative fair value of approximately $0.5 million.

The Company has a $2.8 million credit facility with a bank to be used to fund operating activities at our natural spring water bottling operation in Hawaii, (the "Water Facility"). Borrowings under the Water Facility bear interest at the bank's base rate plus 1.0%, which equaled 6.75% at December 2002. As of December 2002, the outstanding balance under the Water Facility was $2.7 million. The Water Facility is guaranteed by the Company's Chairman.

9.  BUSINESS SEGMENTS:

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling, marketing and distribution of Hawaiian natural spring water and other beverage products. Prior to the first quarter of fiscal 2003, the Beverage segment consisted of the bottling, marketing and distribution of Hawaiian natural spring water. Due to the formation of the new beverage marketing and distribution company during the first quarter of fiscal 2003, the Beverage segment now includes the marketing and distribution of other beverage products, as well as, Hawaiian natural spring water. The segments are evaluated on revenue, operating income (loss) and income (loss) before taxes.

                                   Wholesale
                                  Distribution      Retail        Beverage     Consolidated
                                 --------------  ------------   ------------   -------------
QUARTER ENDED DECEMBER 2002:
External revenue:
 Cigarettes                      $ 149,162,347   $          -   $          -   $ 149,162,347
 Health food                                 -      7,695,856              -       7,695,856
 Confectionery                      11,862,369              -              -      11,862,369
 Tobacco, beverage & other          28,443,381              -        556,934      29,000,315
                                 -------------   ------------   ------------   -------------
  Total external revenue           189,468,097      7,695,856        556,934     197,720,887

Depreciation and amortization /1/      319,532        221,802         43,704         585,038
Operating income (loss)              1,569,027        (36,279)      (420,921)      1,111,827
Interest expense                       403,970        358,205         81,480         843,655
Income (loss) before taxes           1,307,296       (385,210)      (482,112)        439,974
Total assets                        65,636,153     19,887,017      6,953,908      92,477,078
Goodwill                             3,935,931      2,155,471              -       6,091,402
Capital expenditures                   260,152        140,877        105,605         506,634



                                   Wholesale
                                  Distribution      Retail        Beverage     Consolidated
                                 --------------  ------------   ------------   -------------

QUARTER ENDED DECEMBER 2001:
External revenue:
 Cigarettes                      $ 159,699,896   $          -   $          -   $ 159,699,896
 Health food                                 -      7,266,582              -       7,266,582
 Confectionery                      13,339,047              -              -      13,339,047
 Tobacco, beverage & other          29,777,989              -         70,333      29,848,322
                                  ------------   ------------   ------------   -------------
  Total external revenue           202,816,932      7,266,582         70,333     210,153,847

Depreciation and amortization /1/      331,207        373,518         14,559         719,284
Operating income (loss)              1,784,158         98,071        (48,652)      1,833,577
Interest expense                       708,494        366,326          9,278       1,084,098
Income (loss) before taxes           1,017,973       (258,774)       (57,930)        701,269
Total assets, excluding
 discontinued operations            66,708,587     19,196,143      6,070,367      91,975,097
Goodwill                             4,080,203      2,250,316              -       6,330,519
Capital expenditures                   166,562         72,465              -         239,027


/1/ Includes depreciation reported in cost of sales for the Beverage segment.

There are no intersegment sales between the three operating segments during the quarter ended December 2002.

10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (at the beginning of fiscal 2003 for AMCON). There was no effect on AMCON for the quarter ended December 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the statement retains certain of the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), it supercedes SFAS 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years (at the beginning of fiscal 2003 for AMCON). There was no effect on AMCON for the quarter ended December 2002.






In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure "("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The disclosure provisions of SFAS 148 are effective for financial statements issued for interim periods beginning after December 15, 2002, (at Q2 2003 for AMCON), with early adoption encouraged. AMCON does not intend to voluntarily change to the alternative accounting principle.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN No. 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (at Q2 2003 for AMCON). The Company did not have any guarantees outstanding at December 2002 and will apply the recognition provisions of FIN No. 45 prospectively to guarantees issued after December 31, 2002.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies when variable interest entities are consolidated by business enterprises where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or, where equity investors lack certain characteristics of a controlling financial interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have any investments in any variable interest entities at December 2002 and will apply the provisions of FIN No. 46 prospectively to investments in variable interest entities made after February 1, 2003.

Management is not aware of any events or circumstances that would create a significant impact on future operating results upon adoption of SFAS No. 146, SFAS No. 148, FIN No. 45 or FIN No. 46.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates 13 retail health food stores as well as a beverage division consisting of a natural spring water bottling operation and a newly formed beverage marketing and distribution business. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries.

ADC operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota and Wyoming. ADC sells approximately 9,000 consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products. ADC distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, ADC services institutional customers, such as restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

Our retail health food segment operates seven stores in Florida under the name Chamberlin's Market & Cafe and six stores in Oklahoma, Kansas, Missouri and Nebraska under the name Akin's Natural Foods Market. These stores carry a comprehensive line of approximately 35,000 natural and gourmet foods, supplements, herbs, natural cosmetics, homeopathic and sports nutrition products. Although this segment has not achieved profitability, with the realignment of top management, development of a new marketing department, increased focus on in-store staff training and the implementation of a new central point-of-sale inventory control system, management expects profitability of the retail segment to improve. If profitability of this segment improves consistent with our expectations, it may lay the foundation for future expansion in the number of retail stores.

AMCON's wholly-owned subsidiary, Hawaiian Natural Water Company, Inc. ("HNWC") bottles natural spring water from an exclusive source located on the island of Hawaii. HNWC currently markets its products primarily in the State of Hawaii, but plans to expand marketing to the mainland United States and certain international markets. HNWC was acquired during the first quarter of fiscal 2002 and has recently completed upgrading its bottling equipment in order to increase its production capacity. HNWC has historically operated at a loss and is expected to continue to do so until it is able to complete the planned expansion of its markets. AMCON's newly formed wholly-owned subsidiary, The Beverage Group, Inc., will focus on marketing and distribution of HWNC bottled water products and other beverages in the United States, Canada and Mexico.

INDUSTRY SEGMENT OVERVIEWS

The wholesale distribution industry continues to consolidate as larger distribution companies acquire smaller companies. Competition and pressure on profit margins continue to affect both large and small distributors and demands that distributors consolidate in order to become more efficient. Although ADC sells a diversified line of products, it remains dependent on cigarette sales, which represented approximately 75% of total revenue and 40% of gross margin of the Company in the first quarter of fiscal 2003. Overall cigarette consumption in the United States continues to decline and many retailers, such as grocery stores and general merchandise stores, have discontinued the sale of cigarettes. As a result, convenience stores, which represent ADC's largest customer base, have increased their share of the cigarette market.

Changes in manufacturers' cigarette pricing over the past decade have greatly affected the market for generic and private label cigarettes. Although sales of ADC's private label cigarettes have steadily declined over the past nine years due to the relatively small price differential between its private label brands and national brands, and the increasing price differential between our brands and new generic and import brands, ADC's net income is still heavily dependent on sales of private label cigarettes and the volume discounts it receives from manufacturers in connection with these sales. The Company is currently negotiating an extension of its private label cigarette manufacturing agreement.

The retail natural foods industry is highly fragmented, with more than 9,000 stores operated independently or as part of small chains. The two leading natural food chains continue to expand their geographic markets and acquire smaller independent competitors. In addition, conventional supermarkets and mass market outlets have increased their emphasis on natural products. This business climate subjects operating income to a number of factors which are beyond the control of management, such as competing retail stores opening in close proximity to AMCON's retail stores and manufacturers' changing prices and promotional programs.

The natural bottled water and beverage business is also highly competitive. All of the popular national brands of natural water, plus several local brands, are sold in Hawaii, which is HNWC's primary market. HNWC competes primarily by differentiating its products from those of its competitors due to the fact that it is the only producer of natural spring water bottled in Hawaii.

CERTAIN ACCOUNTING CONSIDERATIONS

During fiscal 2002 the Company acquired HNWC. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," the Company used the purchase method of accounting to record the business combination. Recorded intangibles, primarily the HNWC tradename, were separately identified and recognized. No goodwill was recognized in the acquisition.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria has been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. Due to the adoption of SFAS No. 142 by the Company at the beginning of fiscal 2003, the Company no longer amortizes goodwill, tradenames and other intangible assets considered to have indefinite useful lives. Goodwill, tradenames and other intangible assets not subject to amortization are now reviewed periodically to determine if their recorded values exceed their fair values. If the recorded value of these assets is determined to be impaired, it will be written down to fair value and the write down will be charged to operations during the period in which the impairment is recognized. Management has obtained an independent valuation of its goodwill and intangible assets and did not incur an impairment charge for the first quarter of fiscal 2003 due to the implementation of SFAS No. 142.









CRITICAL ACCOUNTING POLICIES

Certain accounting policies used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgements and estimates. The following are the most critical accounting policies relating to our financial statements.

ACCOUNTS RECEIVABLE. Accounts receivable consist primarily of amounts due to the Company from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio.

INVENTORIES. Inventories consist of finished products purchased in bulk quantities to be sold to customers. An allowance for obsolete inventory is maintained to reflect the expected unsaleable or unrefundable inventory based on an evaluation of slow moving products.

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS. Goodwill associated with the excess purchase price over the fair value of assets acquired and other identifiable intangible assets, such as trademarks and tradenames, with indefinite useful lives are no longer amortized, but will be reviewed periodically to determine if the recorded values exceed the fair market values of the assets. If impairment exists, the impairment write-down will be charged to operations during the period in which the impairment is recognized. Identifiable intangible assets that are considered to have definite useful lives are amortized on the straight-line method over their estimated useful lives.

REVENUE RECOGNITION. The Company recognizes revenue when products are delivered to customers, which generally is the same day products are shipped, or sold to consumers in stores. Sales are shown net of returns, discounts, and sales incentives to customers.

INSURANCE. The Company's insurance for worker's compensation, general liability and employee-related health care benefits are effectively self-insured. As a result, the Company accrues worker's compensation liability based upon the claim reserves established by a third-party administrator each month. The employee health insurance benefit liability is based on the Company's historical claims experience rate. The reserves associated with the exposure to these self-insured liabilities are reviewed by management for adequacy at the end of each reporting period.


RESULTS OF OPERATIONS

As more fully described in our 2002 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 27, 2002, we completed the acquisition of HNWC on December 17, 2001. Accordingly, the results of operations for this acquisition are included in the accompanying unaudited condensed consolidated statements of operations from the date of acquisition.

AMCON's fiscal first quarters ended on December 27, 2002 and December 28, 2001. For ease of discussion, the fiscal quarters are referred to herein as December 2002 and 2001, respectively or Q1 2003 and Q1 2002, respectively.

Comparison of the three month periods ended December 2002 and 2001
------------------------------------------------------------------

Sales for Q1 2003 decreased 5.9% to $197.7 million, compared to $210.2 million in Q1 2002. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $2.0 million and $2.1 million, for Q1 2003 and Q1 2002, respectively. The change in sales by business segment from Q1 2002 to Q1 2003 is as follows:


    Wholesale distribution        $(13.3) million
    Retail health food stores         .4  million
    Beverage                          .5  million
                                  ------
                                  $(12.4) million
                                  ======

Sales from the wholesale distribution business decreased by $13.3 million from Q1 2002 to Q1 2003. The decrease was partially due to pricing strategies implemented by several competitors and loss of customers due to acquisition by other retailers. Cigarette sales decreased by approximately $10.2 million compared to the prior year as a result of a 10.8% decrease in carton volume. Sales of tobacco, confectionary and other products accounted for the remainder of the decrease as sales of these products decreased by $3.1 million or 7.2% from the prior year. We continue to market our full service capabilities in an effort to differentiate our Company from competitors, who utilize pricing as their primary marketing tool.

Sales from the retail health food segment during Q1 2003 increased by $0.4 million, or 5.9%, when compared to Q1 2002 due to benefits received from rearranging the display of products in certain stores and from increased promotional activities.

The beverage segment accounted for $0.6 million in sales for Q1 2003. The water bottling operation was acquired during the latter part of Q1 2002 and the marketing and distribution business was started in Q1 2003.
Accordingly, sales during the first quarter of fiscal 2002 were nominal. The operating results are included in the accompanying unaudited consolidated statements of operations from the date of acquisition.

GROSS PROFIT

Gross profit decreased 8.4% to $13.8 million in Q1 2003 from $15.1 million in Q1 2002. Gross profit as a percent of sales declined to 7.0% in Q1 2003 compared to 7.2% in Q1 2002. Gross profit by business segment is as follows (dollars in millions):

                                             Quarter ended
                                                December
                                            ----------------    Incr
                                             2002      2001    (Decr)
                                            ------    ------    -----
    Wholesale distribution                  $ 10.7    $ 12.0    $(1.3)
    Retail health food stores                  3.1       3.1        -
    Beverage segment                             -         -        -
                                            ------    ------    -----
                                            $ 13.8    $ 15.1    $(1.3)
                                            ======    ======    =====

Gross profit from our wholesale distribution business for Q1 2003 decreased approximately $1.3 million as compared to Q1 2002. This was primarily due to the absence of a cigarette price increase in Q1 2003. Gross profit of $0.5 million was generated in Q1 2002 related to a cigarette price increase during that quarter. Gross profit also decreased by $0.1 million due to lower sales of private label cigarettes, a decrease in incentive allowances from manufacturers of approximately $0.3 million (net of amounts paid to customers) and a decrease of $0.6 million in gross profit from reduced sales of candy and other products. These items were offset by an increase of $0.2 million in gross profit due to a smaller charge to cost of sales to account for the increase in the LIFO reserve, as compared to Q1 2002.



Gross profit for the retail health food segment was flat compared with Q1 2002. An increase in gross profit from increased sales volume in Q1 2003 was offset by a nominal charge to cost of sales to account for the increase in the LIFO reserve in Q1 2003, as compared to a decrease of $0.1 million to cost of sales for a reduction of the LIFO reserve in Q1 2002.

No gross profit was generated from the beverage segment for Q1 2003, as sales volume was not sufficient to cover direct plant overhead costs allocated to cost of goods sold.

Gross profit as a percentage of sales declined primarily due to reductions in selling prices of many products to maintain market share in both the wholesale and retail businesses.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, decreased 4.1% or approximately $0.5 million to $12.7 million in Q1 2003 compared to Q1 2002. The decrease was primarily due to reductions of $0.9 million in warehouse and delivery costs in the wholesale segment resulting from integration of the Quincy distribution business in fiscal 2002 and $0.2 million related to reductions in bad debt expense and management bonus expense. These costs were partially offset by a $0.1 million increase in professional fees. Total operating expense in the retail segment increased by $0.1 million primarily do to increased personnel costs of $0.2 million associated with the growth in sales. These costs were partially offset by reductions in goodwill and tradename amortization of $0.1 million compared to Q1 2002, which are non-cash expenses. The beverage segment incurred $0.4 million in operating expense. There are no comparable period expenses for the beverage business as the bottling operation was acquired late in Q1 2002 and the marketing and distribution business was not formed until late in Q1 2003.

As a result of the above, income from operations for Q1 2003 decreased by $0.7 million to $1.1 million, as compared to Q1 2002.

Interest expense for Q1 2003 decreased 22.2% to approximately $0.8 million compared to approximately $1.1 million during Q1 2002. The decrease was primarily due to a positive valuation adjustment on the interest rate swap contract, totaling $0.2 million during Q1 2003 and reductions in interest of $0.1 million resulting from a decrease of approximately $2.0 million in average borrowings during Q1 2003 compared to Q1 2002.

Other income for Q1 2003 of approximately $0.2 million was generated primarily from $0.1 million in proceeds received from a settlement related to a former leased distribution facility and interest income and dividends received on investment securities. Other income of approximately $47,000 for Q1 2002 was generated primarily from interest income and dividends received on investment securities.

Included in other income (expense) in Q1 2002 is equity in loss of an unconsolidated affiliate of $0.1 million, which represented our ownership interest in the loss of HNWC up to the date of acquisition.

As a result of the above factors, net income for the three months ended December 2002 was $0.3 million compared to $0.4 million for the three months ended December 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 2002, our liquidity was provided by cash on hand of approximately $0.1 million and approximately $26.5 million available under a revolving credit facility with a capacity of $55.0 million. In addition, we have approximately $2.0 million available under a revolving credit facility in our retail segment. During the three months ended December 2002, we generated approximately $12.6 million in cash through operating activities primarily through reductions in accounts receivable and inventory, as we managed inventory levels during non-peak periods. Our working capital was approximately $25.3 million as of December 2002 compared to approximately $27.0 million at September, 2002. Our debt to equity ratio declined to 2.91 at December 2002, compared to 3.69 at September 2002, primarily due to a decrease in our revolving line of credit of approximately $12.5 million as inventory was reduced and cash was used to pay down debt. Investing activities required cash of approximately $0.5 million during the three-month period ended December 2002 and primarily represents the purchases of fixed assets. Financing activities utilized cash of approximately $12.1 million to reduce amounts outstanding under the revolving credit facilities and long-term debt.

The following table summarizes our outstanding contractual obligations and commitments as of fiscal year end September 2002. Other than the paydown of approximately $12.5 million on the outstanding balance of the revolving credit facility discussed above, there have been no significant changes to debt or other obligations since September 2002. (amounts in thousands):




                                           Payments Due By Period
                       --------------------------------------------------------------------
   Contractual                     Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Obligations           Total      2003      2004      2005     2006     2007   Thereafter
------------------     ---------  --------  --------  -------  -------  -------  ----------
Long-Term Debt         $  50,208  $ 14,634  $ 29,181  $   200  $ 6,193  $     -  $        -
Subordinated Debt         10,448     1,709     7,763      976        -        -           -
Capital Lease                938       150       228      266      254       40           -
  Obligations
Operating Leases          24,877     5,091     4,451    3,956    3,213    1,698       6,468
                       ---------  --------  --------  -------  -------  -------  ----------
                       $  86,471  $ 21,584  $ 41,623  $ 5,398  $ 9,660  $ 1,738  $    6,468
                       =========  ========  ========  =======  =======  =======  ==========
                         Total
 Other Commercial       Amounts    Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Commitments         Committed    2003      2004      2005     2006     2007   Thereafter
------------------     ---------  --------  --------  -------  -------  -------  ----------
Lines of Credit        $  59,500  $ 59,500  $ 55,000  $     -  $     -  $     -  $        -
Letters of Credit            530       530       400        -        -        -           -
                       ---------  --------  --------  -------  -------  -------  ----------
                       $  60,030  $ 60,030  $ 55,400  $     -  $     -  $     -  $        -
                       =========  ========  ========  =======  =======  =======  ==========


We maintain a revolving credit facility, ("the Facility ") that allows us to borrow up to $55.0 million at any time, subject to eligible accounts receivable and inventory requirements. As of December 2002, the outstanding balance on the Facility was $28.5 million. The Facility bears interest at a variable rate equal to the bank's base rate, which was 4.25% at December 2002. However, as discussed under "Qualitative and Quantitative Disclosures about Market Risk", a notional amount of $25.0 million is subject to an interest rate swap agreement which has the effect of converting this amount to a fixed rate. In addition, the Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month. The Facility is collateralized by all of ADC's equipment, intangibles, inventories, and accounts receivable.

The Facility contains covenants which, among other things, set certain financial ratios and net worth requirements, including covenants that (i) restrict permitted investments, (ii) restrict intercompany advances to HNWC,
(iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including an average annual debt service coverage ratio of 1.0 to 1.0, and a minimum tangible net worth of $8.0 million. In addition, the Company must maintain a fill rate percentage of not less than 93% calculated on a weekly basis. The fill rate percentage is determined by dividing the total dollar amount of inventory delivered to the Company's customers each week into the total amount of orders which correspond to such deliveries. The Facility also provides that the Company may not pay dividends in excess of $0.12 per share on an annual basis.

In November 2002, the Company increased its credit facility with a bank, to be used to fund operating activities at our natural spring water bottling operation in Hawaii to $2.8 million (the "Water Facility"). The Water Facility bears interest at a variable rate equal to the bank's base rate plus 1.0%, which equaled 6.75% at December 2002. As of December 2002, the outstanding balance under the Water Facility was $2.7 million. The Water Facility is personally guaranteed by the Company's Chairman.

In June 2002, the Company renewed a $2.0 million credit facility with a bank, to be used to fund the expansion and remodeling of our retail health food stores (the "Retail Facility"). The Retail Facility bears interest at a variable rate equal to the published prime rate plus 1.0%. The Retail Facility is secured by all of the inventory of the retail stores. No balance was outstanding on the Retail Facility at December 2002.

The Company borrowed $6.9 million from a bank, at a fixed rate of 7.5%, to purchase the distribution facility in Quincy, IL, referred to herein as the Real Estate Loan, and to retire term debt. As of December 2002, the outstanding balance on the Real Estate Loan was approximately $6.5 million.

The acquisition of the Quincy distribution business provides for deferred payments to be made to the seller totaling $3.4 million (plus interest). These deferred payments are subordinate to the Facility and the Real Estate Loan and are due in installments of $0.9 million (including interest) on the first, second, third and fourth anniversaries of the closing date of the transaction. In addition, the Company entered into a noncompetition agreement with the seller that requires the Company to make payments of $0.1 million annually on the first through fourth anniversary dates of the closing of the transaction. The Company has recorded the seller obligations at their fair values utilizing a 6% effective interest rate which was determined based on the Company's approximate average borrowing rate. The outstanding obligation to the seller was approximately $2.6 million as of December 2002.

In September 1999, borrowings under an 8% Convertible Subordinated Note, referred to herein as the Convertible Note, and a Collateralized Promissory Note, referred to herein as the Collateralized Note, in addition to borrowings under the revolving credit facility were used to purchase all of the common stock of Health Food Associates. Both the Convertible Note and the Collateralized Note have five-year terms and bear interest at 8% per annum. Principal on the Convertible Note is due in a single payment at maturity. Principal on the Collateralized Note is payable in installments of $0.8 million per year with the balance due at maturity. The principal balance of the Convertible Note may be converted into stock of The Healthy Edge, Inc., formerly known as Food for Health Co., Inc., under circumstances set forth in the Convertible Note. As of December 2002, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $5.6 million, respectively.

The Company has borrowings under various notes to purchase the assets of health food stores and water bottling equipment. The notes have terms ranging from three to five years with principal and interest payments due monthly. As of December 2002, the outstanding balance of the notes was approximately $0.2 million.

In connection with the purchase of the Quincy distribution business and HNWC, we assumed several capital leases for office equipment, automobiles and warehouse equipment. As of December 2002, the outstanding balances on the capital leases totaled approximately $0.9 million.

In connection with the discontinued operations of the health and natural foods distribution business, AMCON is obligated on a letter of credit issued to the buyer in the amount of $0.1 million which expires in March 2003. In addition, AMCON has a letter of credit in the amount of approximately $0.4 million that is required to be issued to the Company's workers compensation insurance carrier as part of its self-insured insurance program.

We believe that funds generated from operations, supplemented as necessary with funds available under our revolving credit facilities, will provide sufficient liquidity to cover our debt service and any reasonably foreseeable future working capital and capital expenditure requirements associated with existing operations.

ACQUISITIONS

On December 17, 2001, the Company completed a merger with HNWC, pursuant to which HNWC merged with and into, and thereby became, a wholly-owned subsidiary of AMCON Distributing Company. The merger consideration consisted of $0.8 million in cash and 373,558 shares of AMCON's common stock. HNWC option holders and warrant holders also received comparable options and warrants of the Company but with the exercise price and number of shares covered thereby being adjusted to reflect the exchange ratio.

Transaction costs, totaling approximately $0.3 million, were incurred to complete the merger and consist primarily of fees and expenses for bankers, attorneys and accountants, SEC filing fees, stock exchange listing fees and financial printing and other related charges.

RELATED PARTY TRANSACTIONS

In Q1 2003, we were charged $15,000 by AMCON Corporation, the former parent of the Company, as consideration for office rent and management services, which is included in selling, general and administrative expenses. We also contracted with one of our outside directors for consulting services in connection with our retail health food operations during Q1 2003. The amount paid for consulting services during Q1 2003 was $22,500, plus reimbursement of expenses.

In addition, effective October 1, 2001, the president of the wholesale health food distribution business, which was sold in March 2001, was terminated and we entered into a four-year consulting agreement with him at the rate of $104,000 per year. The total amount to be paid under the agreement approximates the amount of our obligation under his employment agreement.
The amount paid for consulting services during Q1 2003 was $26,000.

CONCERNING FORWARD LOOKING STATEMENTS

This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements: changing market conditions with regard to cigarettes and the demand for the Company's products, domestic regulatory risks, and competitive and other risks over which the Company has little or no control. Any changes in such factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

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

Due to the significant decline in variable interest rates from the date the swap agreement was initially entered into, the negative fair value of the swap instrument recorded as a liability on our balance sheet at the closing date was approximately $0.9 million. Upon assuming the swap liability, we did not designate the swap transaction as a hedge and therefore, we recognize changes in the fair value of the instrument in current earnings (interest expense). At December 2002, the swap instrument had a negative fair value of approximately $0.5 million. The change in fair value of the swap instrument from a negative fair value of $0.8 million as of fiscal year end 2002 to a negative fair value of $0.5 million at December 2002 was recorded as a decrease to interest expense in Q1 2003. We do not utilize financial instruments for trading purposes and hold no derivative financial instruments other than the interest rate swap which could expose us to significant market risk.

At December 2002, we had $6.2 million of variable rate debt outstanding (excluding $25 million variable rate debt which is fixed through the swap), with maturities through May 2004. The interest rates on this debt ranged from 4.25% to 6.75% at December 2002. Through December 31, 2001, we had the ability to select the bases on which our variable interest rates were calculated by selecting an interest rate based on our lender's base interest rate or based on LIBOR. This provided management with some control of our variable interest rate risk. Effective January 1, 2002, the LIBOR borrowing rate option was removed. We intend to negotiate for reinstatement of the LIBOR borrowing option in the future. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.1 million for each 1% change in our lender's prime interest rate.

In addition, we are exposed to market risk relating to our available-for-sale investment in the common stock of Consolidated Water Company Limited ("CWCO") a public company traded on the NASDAQ National Market system. At December 2002 and 2001 we held 50,000 and 70,000 shares, respectively, of common stock of CWCO valued at approximately $0.7 million and $0.8 million. We value this investment at market and record price fluctuations in shareholders' equity as unrealized gain or loss on investments. The unrealized gain on CWCO shares was approximately $0.6 million and $0.6 million at December 2002 and 2001, respectively.

Item 4.   Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation.
There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


 2.1 Fifth Amended and Restated Agreement and Plan of Merger dated September 27, 2001 by and between AMCON Distributing Company, AMCON Merger Sub, Inc. and Hawaiian Natural Water Company Inc. (incorporated by reference to Exhibit 2.1 of AMCON's Registration Statement on Form S-4(Registration No. 333-71300) filed on November 13, 2001)

 2.2 Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. dated March 8, 2001 (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

 2.3 Amendment to Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. effective March 23, 2001 (incorporated by reference to Exhibit
      2.2 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

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

10.7 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.8 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.9 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.10 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.11 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.12 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements which are incorporated herein by reference to Item 1 of Part I herein)

(b) REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed by the Company during the quarter ended December 27, 2002.






                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     February 10, 2003       /s/ William F. Wright
          -----------------       -----------------------------
                                  William F. Wright
                                  Chairman of the Board and
                                    Principal Executive Officer


Date:     February 10, 2003       /s/ Michael D. James
          -----------------       -----------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer





















                                  CERTIFICATION

I, William F. Wright, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of AMCON Distributing Company;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 10, 2003                 /s/ William F. Wright
      -----------------                 ---------------------
                                        William F. Wright, Chairman and
                                          Principal Executive Officer




                               CERTIFICATION

I, Michael D. James, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of AMCON Distributing Company;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 10, 2003          /s/ Michael D. James
      -----------------          --------------------
                                 Michael D. James, Chief Financial Officer