Form 10-Q
period 2003-03-28
AMCON DISTRIBUTING CO
filed 2003-05-12
CIK 928465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 28, 2003

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

The Registrant had 3,168,954 shares of its $.01 par value common stock outstanding as of April 30, 2003.



                                                                Form 10-Q
                                                               2nd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          March 2003 and September 2002                                   3

          Condensed consolidated statements of operations
          for the three and six-month periods ended
          March 2003 and 2002                                             4

          Condensed consolidated statements of cash flows
          for the six-month periods ended
          March 2003 and 2002                                             5

          Notes to unaudited condensed consolidated
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     29

Item 4.   Controls and Procedures                                        30

PART II - OTHER INFORMATION

Item 5.   Submission of Matters to a Vote of Security Holders            30

Item 6.   Exhibits and Reports on Form 8-K                               30

PART I -  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                 Condensed Consolidated Balance Sheets
                                     March 2003 and September 2002
----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                         March 2003      September 2002
                                                        ------------     --------------
                  ASSETS
Current assets:
  Cash                                                  $    652,312      $     130,091
  Accounts receivable, less allowance for doubtful
    accounts of $0.6 million and $0.6 million,
    respectively                                          25,050,562         31,216,783
  Inventories                                             25,636,257         35,744,074
  Income tax receivable                                    1,005,955            981,054
  Deferred income taxes                                      324,370            324,369
  Other                                                      601,655            393,365
                                                         ------------     -------------
          Total current assets                            53,271,111         68,789,736

Fixed assets, net                                         16,418,192         16,096,124
Available-for-sale investments                               626,020            562,000
Deferred income taxes                                        152,021                  -
Goodwill                                                   6,091,402          6,091,402
Other intangible assets                                   11,635,574         11,804,284
Other assets                                               1,408,097          1,242,923
                                                        ------------      -------------
                                                        $ 89,602,417      $ 104,586,469
                                                        ============      =============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 15,849,490      $  19,873,851
  Accrued expenses                                         3,108,359          3,969,164
  Accrued wages, salaries, bonuses                           944,025          1,371,310
  Current liabilities of discontinued operations             115,940             93,558
  Current portion of long-term debt                        7,303,730         14,783,967
  Current portion of subordinated debt                     1,702,139          1,708,986
                                                        ------------      -------------
          Total current liabilities                       29,023,683         41,800,836
                                                        ------------      -------------

Deferred income taxes                                        969,843            788,316
Non-current liabilities of discontinued operations           179,025            197,024
Long-term debt, less current portion                      34,095,643         36,362,099
Subordinated debt, less current portion                    8,745,734          8,738,886

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 3,168,961 and 3,156,962
    issued, respectively                                      31,690             31,570
  Additional paid-in capital                               5,998,007          5,977,643
  Accumulated other comprehensive income,
    net of tax of $0.2 million and $0.2 million,
    respectively                                             342,912            294,771
  Retained earnings                                       10,215,880         10,395,324
                                                        ------------      -------------
          Total shareholders' equity                      16,588,489         16,699,308
                                                        ------------      -------------
                                                        $ 89,602,417      $ 104,586,469
                                                        ============      =============


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                              for the three and six-month periods ended March 2003 and 2002
                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                 For the three months            For the six months
                                                     ended March                    ended March
                                            -----------------------------   -----------------------------
                                                2003            2002            2003            2002
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of
  $38.9 million and $38.4 million, and
  $80.6 million and $76.8 million,
  respectively)                             $ 177,008,943   $ 194,159,299   $ 374,729,829   $ 404,313,146

Cost of sales                                 163,177,678     179,928,648     347,054,689     374,972,280
                                            -------------   -------------   -------------   -------------
     Gross profit                              13,831,265      14,230,651      27,675,140      29,340,866
                                            -------------   -------------   -------------   -------------
Selling, general and administrative
  expenses                                     12,999,003      12,555,713      25,174,706      25,113,067
Depreciation and amortization                     576,164         734,637       1,132,511       1,453,921
                                            -------------   -------------   -------------   -------------
                                               13,575,167      13,290,350      26,307,217      26,566,988
                                            -------------   -------------   -------------   -------------

     Income from operations                       256,098         940,301       1,367,923       2,773,878
                                            -------------   -------------   -------------   -------------
Other expense (income):
  Interest expense                                804,219         823,160       1,647,873       1,907,258
  Other                                          (110,335)        (27,813)       (282,137)        (74,611)
  Equity in loss of
     unconsolidated affiliate                           -               -               -          95,007
                                            -------------   -------------   -------------   -------------
                                                  693,884         795,347       1,365,736       1,927,654
                                            -------------   -------------   -------------   -------------

Income (loss) before income taxes                (437,786)        144,954           2,187         846,224

Income tax expense (benefit)                     (164,000)         54,519           1,000         365,146
                                            -------------   -------------   -------------   -------------


Net income (loss)                           $    (273,786)  $      90,435   $       1,187   $     481,078
                                            =============   =============   =============   =============

Earnings (loss) per share:
  Basic                                     $       (0.09)  $        0.03   $        0.00   $        0.16
                                            =============   =============   =============   =============

  Diluted                                   $       (0.09)  $        0.03   $        0.00   $        0.16
                                            =============   =============   =============   =============

  Dividends per share                       $        0.03   $        0.03   $        0.06   $        0.06
                                            =============   =============   =============   =============

Weighted average shares outstanding:
  Basic                                         3,168,961       3,112,962       3,163,361       2,950,797
  Diluted                                       3,168,961       3,186,858       3,227,194       3,023,067


The accompanying notes are an integral part of these condensed consolidated financial statements.



                     AMCON Distributing Company and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                    for the six month periods ended March 2003 and 2002
                                    (Unaudited)
---------------------------------------------------------------------------------
                                                         2003            2002
                                                     ------------    ------------
Net cash flows from operating activities             $ 12,196,844    $  3,494,149
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                            (1,431,066)       (653,405)
  Proceeds from sales of fixed assets                      22,925          56,682
  Proceeds from sale of available-for-sale
    securities                                            112,926               -
                                                     ------------    ------------
  Net cash flows from investing activities             (1,295,215)       (596,723)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on bank credit agreement               (10,028,872)     (1,997,547)
  Payments on long-term debt and
   subordinated debt                                     (187,094)       (189,544)
  Dividends paid                                         (191,923)       (189,867)
  Proceeds from short term debt                             7,998               -
  Proceeds from exercise of stock options                  20,489             325
  Retirement of common stock                                   (6)              -
                                                     ------------    ------------
  Net cash flows from financing activities            (10,379,408)     (2,376,633)
                                                     ------------    ------------

Net increase in cash                                      522,221         520,793

Cash, beginning of period                                 130,091         296,940
                                                     ------------    ------------

Cash, end of period                                  $    652,312    $    817,733
                                                     ============    ============


SUPPLEMENTAL NONCASH INFORMATION:
  Business combinations:
   Fair value of assets acquired                     $          -    $  6,013,978
   Liabilities assumed                               $          -    $  3,157,087


The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                           March 2003 and 2002
-----------------------------------------------------------------------------

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

AMCON's fiscal second quarters ended on March 28, 2003 and March 29, 2002. For convenience, the fiscal quarters have been indicated as March 2003 and 2002, respectively. Each quarter and each six-month period ended comprised 13 weeks and 26 weeks, respectively.

2.    CHANGES IN ACCOUNTING POLICY

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF No. 94-3. SFAS 146 is applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact to the Company.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN No. 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (at Q2 2003 for AMCON). The Company did not have any guarantees outstanding at March 2003 and will apply the recognition provisions of FIN No. 45 prospectively to guarantees issued after December 31, 2002.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") at the beginning of fiscal year 2003. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria has been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. Upon adoption of SFAS No. 142, goodwill and tradename amortization ceased as it has been considered that they have indefinite useful lives. Management obtained an independent valuation of its goodwill and intangible assets and did not incur an impairment charge upon implementation of SFAS No. 142. As of March 2003, the Company had approximately $6.1 million of goodwill and $10.9 million of tradenames reflected on the accompanying condensed consolidated balance sheet.

The following is certain unaudited pro forma information assuming SFAS No. 142 had been in effect for the three and six months ended March 29, 2002:


                                                Three Months    Six Months
                                                 Ended March    Ended March
                                                    2002            2002
                                                 ---------       ---------
Reported net income                              $  90,435       $ 481,078
  Add goodwill amortization (net of tax)            49,328          95,641
  Add tradename amortization (net of tax)           67,555         135,110
                                                 ---------       ---------
Adjusted net income                              $ 207,318       $ 711,829
                                                 =========       =========

Earnings per share-basic:
  Reported net income                            $    0.03       $    0.16
    Add goodwill amortization (net of tax)            0.02            0.03
    Add tradename amortization (net of tax)           0.02            0.05
                                                 ---------       ---------
  Adjusted earnings per share-basic              $    0.07       $    0.24
                                                 =========       =========

Earnings per share-diluted:
  Reported net income                            $    0.03       $    0.16
    Add goodwill amortization (net of tax)            0.02            0.03
    Add tradename amortization (net of tax)           0.02            0.04
                                                 ---------       ---------
  Adjusted earnings per share-diluted            $    0.07       $    0.23
                                                 =========       =========
</TABLE






3.  ACQUISITIONS OF BUSINESSES:

On December 17, 2001, Hawaiian Natural Water Company, Inc. ("HNWC") merged with and into, and thereby became, a wholly-owned subsidiary of AMCON. The merger consideration valued the entire common equity interest in HNWC at approximately $2.9 million, which was paid in cash of $0.8 million during fiscal 2001 and in common stock of the Company valued at $2.1 million. As a result, the Company issued 373,558 shares of its common stock to outside HNWC shareholders, representing 12.0% of the Company's outstanding shares after giving effect to the merger. HNWC option holders and warrant holders also received comparable options and warrants of the Company, with the exercise price and number of shares covered thereby being adjusted to reflect the exchange ratio. Transaction costs, totaling approximately $0.3 million, were incurred to complete the merger and consist primarily of fees and expenses for bankers, attorneys and accountants, SEC filing fees, stock exchange listing fees and financial printing and other related charges.

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

Prior to the acquisition, the Company accounted for its initial common stock investment in HNWC under the equity method. The charge to the Company's results of operations to record its equity in the losses of HNWC from the investment date was approximately $0.1 million in the first six months of fiscal 2002.

Assuming the above acquisition had occurred on October 1, 2001 unaudited pro forma consolidated sales, net income and net earnings per share for the six months ended March 2002, would have been as follows:



                                             Six months ended
                                                March 2002
                                              -------------

Sales                                         $ 404,799,481

Net income                                    $     214,596

Net earnings per share:
  Basic                                       $        0.07
  Diluted                                     $        0.07






4.  INVENTORIES:

The wholesale distribution segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers and are stated at the lower of cost (last-in, first-out or "LIFO" method) or market. The retail health food operations utilize the retail LIFO inventory method of accounting stated at the lower of cost (LIFO) or market. The bottled spring water operation's inventories are stated at the lower of cost
(LIFO) or market and consist of raw materials and finished goods. Raw materials inventory of $0.4 million consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. Finished goods inventory of $25.2 million includes materials, labor and manufacturing overhead costs. LIFO inventories at March 2003 and 2002 were approximately
$4.9 million and $3.9 million less than the amount of such inventories valued on a first-in, first-out basis, respectively.


5.  DIVIDENDS:

The Company paid cash dividends totaling $0.03 per share during the quarter ended March 2003, representing dividends of $0.06 per share for the first six months of fiscal 2003.


6.  EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at March 2003 and 2002, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common shares, totaled 179,340 with an average exercise price of $7.41 for the three months ended March 2003, and 144,340 with an average exercise price of $8.05 for the six month period ended March 2003, and 145,390 with an average exercise price of $8.01 for the three and six month periods ended March 2002.




















                                              For the three-month period ended March
                                      -------------------------------------------------------
                                                 2003                         2002
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 3,168,961     3,168,961       3,112,962     3,112,962


2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        53,787               -        73,896

3.  Exclusion of the weighted average
     of net additional shares
     outstanding assuming dilutive
     options and warrants exercised
     and proceeds used to purchase
     treasury stock as their
     inclusion would be anti-dilutive           -       (53,787)              -             -
                                      -----------   -----------     -----------   -----------
4.  Weighted average number of
     shares outstanding                 3,168,961     3,168,961       3,112,962     3,186,858
                                      ===========   ===========     ===========   ===========

5.  Net income (loss)                 $  (273,786)  $  (273,786)    $    90,435   $    90,435
                                      ===========   ===========     ===========   ===========

6.  Net earnings (loss) per share     $     (0.09)  $     (0.09)    $      0.03   $      0.03
                                      ===========   ===========     ===========   ===========


                                                 For the six-month period ended March
                                      -------------------------------------------------------
                                                 2003                         2002
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 3,163,361     3,163,361       2,950,797     2,950,797


2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        63,833               -        72,270
                                      -----------   -----------     -----------   -----------

3.  Weighted average number of
     shares outstanding                 3,163,361     3,227,194       2,950,797     3,023,067
                                      ===========   ===========     ===========   ===========

4.  Net income                        $     1,187   $     1,187     $   481,078   $   481,078
                                      ===========   ===========     ===========   ===========

5.  Net earnings per share            $      0.00   $      0.00     $      0.16   $      0.16
                                      ===========   ===========     ===========   ===========

7.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income (loss) per the accompanying unaudited condensed consolidated statements of operations to comprehensive income (loss) for the periods indicated:

                                          For the three months         For the six months
                                             ended March                  ended March
                                       -------------------------    -------------------------
                                          2003          2002           2003          2002
                                       -----------   -----------    -----------   -----------
Net income (loss)                      $  (273,786)  $    90,435    $     1,187   $   481,078
Other comprehensive income:
 Unrealized holding gains from
  investments arising during the
  period, net of income tax expense
  of $9,000 and $98,000 for the three
  months ended March 2003 and 2002
  and $65,000 and $95,000 for the six
  months ended March 2003 and
  2002, respectively                     14,389       164,107        106,515       158,050

Less reclassification adjustments for
   gains included in net income
   in prior periods                         58,374             -         58,374             -
                                       -----------   -----------    -----------   -----------
Comprehensive income (loss)            $  (317,771)  $   254,542    $    49,328   $   639,128
                                       ===========   ===========    ===========   ===========

8.  DEBT

The Company maintains a revolving credit facility (the "Facility") with a bank that allows the Company to borrow up to $55.0 million at any time,
subject to eligible accounts receivable and inventory requirements.   As of
March 2003, the outstanding balance on the Facility was $29.3 million. The Facility bears interest at a variable interest rate equal to the bank's base rate, which was 4.25% at March 2003. In April 2003, our ability to borrow at LIBOR interest rates was reinstated by our lender. However, as discussed below, a notional amount of $25.0 million is subject to an interest rate swap agreement which has the effect of converting this amount to a fixed rate of 8.33%. In addition, the Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and the average monthly borrowing for the month. The Facility is collateralized by all of the wholesale distribution segment's equipment, intangibles, inventories and accounts receivable.

The Facility contains covenants which, among other things, (i) restrict permitted investments, (ii) restrict intercompany advances to HNWC, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including, average annual debt service coverage ratio of 1.0 to 1.0, to be measured quarterly, and minimum tangible net worth of $8.0 million for fiscal year 2003. In addition, the Company must maintain a fill rate percentage of not less than 93% calculated on a weekly basis. The fill rate percentage is determined by dividing the total dollar amount of inventory delivered to the Company's customers each week into the total amount of orders which correspond to such deliveries. The Facility also provides that the Company may not pay dividends in excess of $0.12 per share on an annual basis. The Company was in compliance with its debt covenants at March 2003.

In connection with the purchase of the Quincy, Illinois distribution business in June 2001, the Company assumed an interest rate swap agreement with a bank. Under the agreement, the Company agrees to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25.0 million. The interest rate swap effectively converts $25.0 million of variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003. The Company does not plan to extend or renew this swap agreement. This interest rate swap agreement has not been designated as a hedge. At March 2003, the swap instrument had a negative fair value of approximately $0.2 million.

The Company has a $2.8 million credit facility with a bank to be used to fund operating activities at our natural spring water bottling operation in Hawaii, (the "Water Facility"). Borrowings under the Water Facility bear interest at the bank's base rate plus 1.0%, which equaled 6.75% at March 2003. As of March 2003, the outstanding balance under the Water Facility was $2.8 million. The Water Facility is guaranteed by the Company's Chairman.

The Company has a $2.0 million credit facility with a bank collateralized by inventories of the Retail segment (the "Retail Facility "). Borrowings under the Retail Facility bear interest at the bank's base rate plus 1.0%, which equaled 6.75% at March 2003. As of March 2003, the outstanding balance under the Retail Facility was $1.5 million.


9.  STOCK-BASED COMPENSATION:

AMCON maintains a stock-based compensation plan which provides that the Compensation Committee of the Board of Directors may grant incentive stock options and non-qualified stock options. AMCON accounts for stock option grants using the intrinsic value method under which compensation cost is measured by the excess, if any, of the deemed fair market value of its common stock on the date of grant over the exercise price of the stock option. Accordingly, stock-based compensation cost related to stock option grants is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The disclosure provisions of SFAS No. 148 are effective for financial statements issued for interim periods beginning after December 15, 2002, (Q2 2003 for AMCON), with early adoption encouraged.




AMCON does not intend to voluntarily change to the fair value based accounting principle. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                          For the three months         For the six months
                                             ended March                  ended March
                                       -------------------------    -------------------------
                                          2003          2002           2003          2002
                                       -----------   -----------    -----------   -----------
Net earnings

Net income (loss)as reported           $  (273,786)  $    90,435    $     1,187   $   481,078
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of
  related tax effects                      (15,512)      (17,646)       (31,024)      (35,292)
                                       -----------   -----------    -----------   -----------
Pro forma net income (loss)            $  (289,298)  $    72,789    $   (29,837)  $   445,786
                                       ===========   ===========    ===========   ===========

Earnings (loss) per share

As reported: Basic                     $     (0.09)  $      0.03    $      0.00   $      0.16
                                       ===========   ===========    ===========   ===========

             Diluted                   $     (0.09)  $      0.03    $      0.00   $      0.16
                                       ===========   ===========    ===========   ===========

Pro forma:   Basic                     $     (0.09)  $      0.02    $     (0.01)  $      0.15
                                       ===========   ===========    ===========   ===========

             Diluted                   $     (0.09)  $      0.02    $     (0.01)  $      0.15
                                       ===========   ===========    ===========   ===========



10.  BUSINESS SEGMENTS:

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling, marketing and distribution of Hawaiian natural spring water and other beverage products. Prior to the first quarter of fiscal 2003, the Beverage segment consisted of the bottling, marketing and distribution of Hawaiian natural spring water. Due to the formation of the new beverage marketing and distribution company during the first quarter of fiscal 2003, the Beverage segment now includes the marketing and distribution of other beverage products, as well as, Hawaiian natural spring water. Intersegment sales have been recorded at amounts approximating market. The segments are evaluated on revenue, operating income (loss) and income (loss) before taxes.









                             Wholesale                                     Eliminate
                               Distribution       Retail         Beverage    Intersegment    Consolidated
                               -------------    -----------    -----------   ------------   -------------
QUARTER ENDED MARCH 2003:
External revenue:
 Cigarettes                    $ 129,966,273    $         -    $         -    $        -    $ 129,966,273
 Confectionery                    11,377,683              -              -             -       11,377,683
 Health food                               -      8,702,457              -             -        8,702,457
 Tobacco, beverage & other        26,113,218              -      1,002,312      (153,000)      26,962,530
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         167,457,174      8,702,457      1,002,312      (153,000)     177,008,943


Depreciation and amortization        318,422        240,465         45,969             -          604,856
Operating income (loss)              668,735        312,923       (672,688)      (52,872)         256,098
Interest expense                     353,077        352,824         98,318             -          804,219
Income (loss) before taxes           424,817        (47,232)      (762,499)      (52,872)        (437,786)
Total assets                      63,227,691     17,982,455      8,392,271             -       89,602,417
Capital expenditures, net            194,362        167,997        562,073             -          924,432


QUARTER ENDED MARCH 2002:
External revenue:
 Cigarettes                    $ 147,331,556    $         -    $         -    $        -    $ 147,331,556
 Confectionery                    11,968,700              -              -             -       11,968,700
 Health food                               -      8,336,450              -             -        8,336,450
 Tobacco, beverage & other        25,869,955              -        652,638             -       26,522,593
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         185,170,211      8,336,450        652,638             -      194,159,299


Depreciation and amortization        342,752        377,109         14,776             -          734,637
Operating income (loss)              999,515        275,132       (334,346)            -          940,301
Interest expense                     464,196        306,833         52,131             -          823,160
Income (loss) before taxes           577,871        (89,705)      (343,212)            -          144,954
Total assets                      71,348,246     19,663,030      6,329,198             -       97,340,474
Capital expenditures, net            223,890         37,745        148,410             -          410,045


SIX MONTHS ENDED MARCH 2003:
External revenue:
 Cigarettes                    $ 279,128,620    $         -    $         -    $        -    $ 279,128,620
 Confectionery                    23,240,052              -              -             -       23,240,052
 Health food                               -     16,398,313              -             -       16,398,313
 Tobacco, beverage & other        54,556,599              -      1,559,245      (153,000)      55,962,844
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         356,925,271     16,398,313      1,559,245      (153,000)     374,729,829

Depreciation and amortization        637,954        462,267         89,673             -        1,189,894
Operating income (loss)            2,237,760        276,644     (1,093,609)      (52,872)       1,367,923
Interest expense                     757,046        711,029        179,798             -        1,647,873
Income (loss) before taxes         1,732,112       (432,442)    (1,244,611)      (52,872)           2,187
 Total assets                     63,227,691     17,982,455      8,392,271             -       89,602,417
Capital expenditures, net            454,514        308,874        667,678             -        1,431,066

SIX MONTHS ENDED MARCH 2002:
External revenue:
 Cigarettes                    $ 307,031,452   $          -    $          -   $        -    $ 307,031,452
 Confectionery                    25,307,747              -               -            -       25,307,747
 Health food                               -     15,603,032               -            -       15,603,032
 Tobacco, beverage & other        55,647,944              -         722,971            -       56,370,915
                               -------------   ------------    ------------   ----------    -------------
  Total external revenue         387,987,143     15,603,032         722,971            -      404,313,146

Depreciation and amortization        673,959        750,627          29,335            -        1,453,921
Operating income (loss)            2,783,673        373,203        (382,998)           -        2,773,878
Interest expense                   1,172,691        673,158          61,409            -        1,907,258
Income (loss) before taxes         1,595,845       (348,479)       (401,142)           -          846,224
Total assets                      71,348,246     19,663,030       6,329,198            -       97,340,474
Capital expenditures, net            394,785        110,210         148,410            -          653,405



11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., the Company's fiscal 2004). The Company has not yet completed its assessment of the anticipated adoption impact, if any, of EITF Issue No. 00-21.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies when variable interest entities are consolidated by business enterprises where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or, where equity investors lack certain characteristics of a controlling financial interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have any investments in any variable interest entities at March 2003 and will apply the provisions of FIN No. 46 prospectively to investments in variable interest entities made after February 1, 2003.

In March 2003, the FASB added a project to address issues related to share-based payments. In April 2003, the FASB decided that goods and services, including employee stock options, received in exchange for stock-based compensation should be recognized in the income statement as an expense, with the cost measured at fair value. An exposure draft is expected by the end of this year and a final statement could be effective in 2004.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends FASB No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 is effective for AMCON for contracts entered into or modified after June 30, 2003. AMCON and its subsidiaries are evaluating the impact of adopting the requirements of SFAS No. 149.








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

ADC operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota and Wyoming. ADC sells approximately 9,000 consumer products, including cigarettes and tobacco products, candy and other confectionery, food service products, beverages, groceries, paper products, health and beauty care products and frozen and chilled products. ADC distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, ADC services institutional customers, such as restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

Our retail health food segment operates seven stores in Florida under the name Chamberlin's Market & Cafe and six stores in Oklahoma, Kansas, Missouri and Nebraska under the name Akin's Natural Foods Market. These stores carry a comprehensive line of approximately 35,000 natural and gourmet foods, supplements, herbs, natural cosmetics, homeopathic and sports nutrition products. Although this segment has not achieved profitability, with the realignment of top management, development of a new marketing department, increased focus on in-store staff training and the implementation of a new central point-of-sale inventory control system, management expects profitability of the retail segment to continue to improve. If profitability of this segment improves consistent with our expectations, it lays the foundation for future expansion in the number of retail stores.

AMCON's wholly-owned subsidiary, Hawaiian Natural Water Company, Inc. ("HNWC") bottles natural spring water from an exclusive source located on the island of Hawaii. HNWC currently markets its products primarily in the State of Hawaii, but is in the process of expanding marketing to the mainland United States and certain international markets. HNWC was acquired during the first quarter of fiscal 2002 and completed an upgrade of its bottling equipment in fiscal 2002 in order to increase its production capacity.
During Q2 2003, HNWC began construction of an expanded warehouse and packaging building at its plant in Hawaii which is expected to be completed early in Q4 2003. HNWC has historically operated at a loss and is expected to continue to do so until it is able to complete the planned expansion of its markets. AMCON's newly formed wholly-owned subsidiary, The Beverage Group, Inc. ("TBG"), will focus on marketing and distribution of HWNC bottled water products and other beverages in the United States, Canada and Mexico.




INDUSTRY SEGMENT OVERVIEWS

The wholesale distribution industry continues to consolidate as larger distribution companies acquire smaller companies. Competition and pressure on profit margins continue to affect both large and small distributors and demands that distributors consolidate in order to become more efficient.

Although ADC sells a diversified line of products, it remains dependent on cigarette sales, which represented approximately 73% of total revenue and 35% of gross margin of the Company in the second quarter of fiscal 2003. Overall cigarette consumption in the United States continues to decline and many retailers, such as grocery stores and general merchandise stores, have discontinued the sale of cigarettes. As a result, convenience stores and tobacco stores, which represent ADC's largest customer base, have increased their share of the cigarette market, this trend has partially mitigated the effect of lower overall cigarette consumption on the Company's sales. However, over the past few years as prices for national cigarette brands have increased, primarily to cover payments to states in accordance with the Master Settlement Agreement signed in 1998, and state excise taxes have increased to fund state budget deficits, sales of national cigarette brands have decreased at a more rapid rate than for all cigarettes. For example, as reported in Altria Inc.'s 2002 Annual Report, U.S. cigarette industry shipment volume in 2002 declined 3.7%, while shipments from Philip Morris declined 7.5%. At the same time, sales of value-priced cigarettes have actually increased.

Generally, wholesale cigarette distributors align themselves as national brand distributors or value-priced distributors. Since a national brand distributor derives a significant amount of its gross profit from selling national cigarette brands, it is generally a detriment to gross profit to focus sales efforts on value-priced brands. The loss of one key customer that was acquired and several smaller customers due to competitive pricing strategies, combined with ADC's alignment as primarily a national brand distributor has resulted in a higher rate of decline in cigarette sales (10.7%) than the national average, when compared to the prior year.

Changes in manufacturers' cigarette pricing over the past decade and increases in state excise taxes over the past year have greatly affected the market for value-priced, generic and private label cigarettes. Although sales of ADC's private label cigarettes have steadily declined over the past nine years due to the relatively small price differential between its private label brands and national brands, and the increasing price differential between our brands and new value-priced, generic and import brands, ADC's net income is still heavily dependent on sales of private label cigarettes and the volume discounts it receives from manufacturers in connection with these sales. The Company's private label cigarette manufacturing agreement with Philip Morris expired on October 1, 2002. The Company is currently negotiating an extension of the agreement, however, given the current cigarette industry environment, terms are not expected to be as favorable to the Company as in prior years. As a result, the Company expects that gross margin related to private label cigarette may decrease by up to $1.4 million in fiscal 2003, as compared to fiscal 2002.




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

The natural bottled water and beverage business is also highly competitive. All of the popular national brands of natural water, plus several local brands, are sold in Hawaii, which is presently HNWC's primary market. HNWC competes primarily by differentiating its products from those of its competitors due to the fact that it is the only producer of natural spring water bottled in Hawaii. In addition to marketing HNWC's natural spring water products, TBG has acquired exclusive licenses to market and distribute several premium beverage products which will be marketed as a portfolio.

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

SFAS No. 142, "Goodwill and Other Intangible Assets," requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria has been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. Due to the adoption of SFAS No. 142 by the Company at the beginning of fiscal 2003, the Company no longer amortizes goodwill, tradenames and other intangible assets considered to have indefinite useful lives. Goodwill, tradenames and other intangible assets not subject to amortization are now reviewed periodically to determine if their recorded values exceed their fair values. If the recorded value of these assets is determined to be impaired, it will be written down to fair value and the write down will be charged to operations during the period in which the impairment is recognized. Management has obtained an independent valuation of its goodwill and intangible assets and did not incur an impairment charge due to the implementation of SFAS No. 142.

In March 2003, the FASB added a project to address issues related to share-based payments. In April 2003, the FASB decided that goods and services, including employee stock options, received in exchange for stock-based compensation should be recognized in the income statement as an expense, with the cost measured at fair value. An exposure draft is expected by the end of this year and a final statement could be effective in 2004.




On April 30, 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends FASB No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 is effective for AMCON for contracts entered into or modified after June 30, 2003. AMCON and its subsidiaries are evaluating the impact of adopting the requirements of SFAS No. 149.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgements and estimates. In addition to the critical accounting policies previously discussed in the Company's 2002 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 27, 2002, the Company adopted SFAS No. 142 in Q1 2003 and believes its accounting policy with respect to goodwill and other identifiable intangible assets is a critical accounting policy. The following is a summary of this critical accounting policy.

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

AMCON's fiscal second quarters ended on March 28, 2003 and March 29, 2002. For ease of discussion, the fiscal quarters are referred to herein as March 2003 and 2002, respectively or Q2 2003 and Q2 2002, respectively.








Comparison of the three and six-month periods ended March 2003 and 2002
-----------------------------------------------------------------------

SALES

Sales for Q2 2003 decreased 8.8% to $177.0 million, compared to $194.2 million in Q2 2002. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $1.8 million and $1.9 million in Q2 2003 and Q2 2002, respectively. Sales changes by business segment are as follows:

    Wholesale distribution        $(17.7) million
    Retail health food stores        0.3  million
    Beverage                         0.3  million
    Intersegment eliminations       (0.1) million
                                  ------
                                  $(17.2) million
                                  ======

Sales from the wholesale distribution business decreased by $17.7 million from Q2 2002 to Q2 2003. Of the total decrease, $17.4 million related to cigarettes, with $8.8 million attributable to a decrease in cigarette prices on four Philip Morris brands for two months during Q2 2003. Although the price reduction program was originally communicated as a temporary price reduction, Philip Morris has extended the program through June 2003 and could extend it further. The remaining decrease in cigarette sales of $8.6 million was the result of a 10.7% reduction in carton volume. See discussion above under INDUSTRY SEGMENT OVERVIEWS for additional information regarding cigarette sales trends. Sales of tobacco, confectionary and other products accounted for the remainder of the decrease as sales of these products fell by $0.3 million or 1.5% over the prior year. We believe the Company is positioned to increase our customer base in certain geographic regions and continue to market our full service capabilities in an effort to differentiate our Company from competitors who utilize pricing as their primary marketing tool.

Sales from the retail health food segment during Q2 2003 increased by $0.3 million, or 4.4%, when compared to Q2 2002, due primarily to improvements in the Midwest retail stores. The Florida market continues to suffer from lower tourist trade and general economic depression.

The beverage segment accounted for a $0.3 million increase in sales for the quarter compared to Q2 2002. The water bottling operation was acquired during the latter part of Q1 2002. Accordingly, sales during the second quarter of fiscal 2002 were nominal. The marketing and distribution business, which was started in Q1 2003, accounted for $0.2 million of the increase in sales. Management continues to seek out new ways of increasing the customer base and is currently establishing a nationwide broker network to get the beverage products into distribution companies to sell to retail stores.

There were $0.1 million of intersegment sales eliminated in consolidation for Q2 2003, all of which related to beverage segment sales to wholesale distribution. There were no intersegment sales in Q2 2002.


Sales for the six months ended March 2003 decreased 7.3% to $374.7 million, compared to $404.3 million for the same period in the prior fiscal year. Sales changes by business segment are as follows:

    Wholesale distribution       $ (31.1) million
    Retail health food stores        0.8  million
    Beverage                         0.8  million
    Intersegment eliminations       (0.1) million
                                 -------
                                 $ (29.6) million
                                 =======

Sales from the wholesale distribution business decreased by $31.1 million for the six months ended March 2003 as compared to the same period in the prior year. Of the total decrease, $27.9 million was attributable to a decrease in sales of cigarettes, with $8.8 million related to a decrease in cigarette prices on four Philip Morris brands for two months during Q2 2003. Although the price reduction program was originally communicated as a temporary price reduction, Philip Morris has extended the program through June 2003 and could extend it further. The remaining decrease in cigarette sales of $19.1 million resulted from a 10.7% reduction in carton volume. See discussion above under INDUSTRY SEGMENT OVERVIEWS for additional information regarding cigarette sales trends. Sales of tobacco, confectionary and other products accounted for the remainder of the decrease as sales of these products decreased by $3.2 million or 4.0% from the prior year. We continue to market our full service capabilities in an effort to differentiate our Company from competitors who utilize pricing as their primary marketing tool.

Sales from the retail health food segment increased by $0.8 million, or 5.1%, when compared to the six months ended March 2002 due primarily to the improvements in the Midwest retail stores. The Florida market continues to suffer from lower tourist trade and general economic depression in the Orlando, Florida area. Competition by national chains who have stores in the same markets as our stores and an overall softening of the natural food retail market over the past two years continue to hamper sales growth in the retail health food segment.

The beverage segment accounted for $1.5 million in sales for the six months ended March 2003, compared to $ 0.7 million for the same period in 2002. The water bottling operation was acquired during the latter part of Q1 2002. Accordingly, sales during the first half of fiscal 2002 were nominal. The marketing and distribution business, which accounted for $0.2 million of the sales, was started in Q1 2003.

There were $0.1 million of intersegment sales eliminated in consolidation for the six months ended March, 2003, all of which related to beverage segment sales to wholesale distribution. There were no intersegment sales for the same period in 2002.








GROSS PROFIT

Gross profit decreased 2.8% to $13.8 million in Q2 2003 from $14.2 million in Q2 2002. Gross profit as a percent of sales increased to 7.8% in Q2 2003 compared to 7.3% in Q2 2002. Gross profit by business segment is as follows (dollars in millions):

                                             Quarter ended
                                                 March
                                            ----------------    Incr
                                             2003      2002    (Decr)
                                            ------    ------    -----
    Wholesale distribution                  $ 10.2    $ 10.7    $(0.5)
    Retail health food stores                  3.5       3.5        -
    Beverage segment                           0.2         -      0.2
    Intersegment elimination                  (0.1)        -     (0.1)
                                            ------    ------    -----
                                            $ 13.8    $ 14.2    $(0.4)
                                            ======    ======    =====

Gross profit from our wholesale distribution business for Q2 2003 decreased approximately $0.5 million as compared to Q2 2002. This is primarily due to a decrease of $0.8 million in incentive payments received on our private label cigarettes and a decrease of $0.4 million in gross profit due to a larger charge to cost of sales to account for the increase in the LIFO reserve, as compared to Q2 2002. These items were offset by an increase in incentive allowances from manufacturers on products other than private label cigarettes of approximately $0.2 million (net of amounts paid to customers) and an increase of $0.5 million in gross profit from sales of other products.

Gross profit for the retail health food segment was flat compared with Q2 2002. A slight increase in gross profit from increased sales volume in Q2 2003 of $0.1 million was offset by a decrease of $0.1 million in gross profit due to a larger charge to cost of sales to account for the increase in the LIFO reserve in Q2 2003, as compared to Q2 2002.

Gross profit of $0.2 million was generated from the beverage segment in Q2 2003,compared to $0.0 million in Q2 2002. The increase was primarily due to new sales generated in the segment from the formation of the marketing and distribution business in Q1 2003.

There was a $0.1 million decrease in gross profit from intersegment sales eliminated in consolidation for Q2, 2003, all of which related to beverage segment sales to wholesale distribution. There were no intersegment sales for the same period in 2002.

For the six months ended March 2003, gross profit decreased 5.7% to $27.7 million from $29.3 million for the same period during the prior fiscal year. Gross profit as a percent of sales increased to 7.4% for the six month period ended March 2003 compared to 7.3% for the six month period ended March 2002. Gross profit by business segment is as follows (dollars in millions):


                                           Six months ended
                                                 March
                                           ----------------
                                            2003      2002     Incr
                                           ------    ------    -----
    Wholesale distribution                 $ 20.9    $ 22.7   $ (1.8)
    Retail health food stores                 6.6       6.6        -
    Beverage segment                          0.3         -      0.3
    Intersegment elimination                 (0.1)        -     (0.1)
                                           ------    ------    -----
                                           $ 27.7    $ 29.3   $ (1.6)
                                           ======    ======    =====

Gross profit from our wholesale distribution business for the six months ended March 2003 decreased approximately $1.8 million, as compared to the prior year, primarily due to a decrease of $0.9 million in incentive payments received on our private label cigarettes, the absence of a cigarette price increase during the first six months of fiscal 2003 which accounted for a $0.5 million decrease in gross profit, a decrease in gross profit of $0.2 million due to a larger charge to cost of sales to account for the increase in the LIFO reserve, and a decrease in incentive allowances received from manufacturers on products other than private label cigarettes of approximately $0.3 million (net of amounts paid to customers). The above decrease in gross profit was partially offset by an increase of $0.1 million in gross profit due to sales of other products.

Gross profit for the retail health food segment was flat compared with the six months ended March 2002. Gross profit from the beverage segment increased by $0.3 million over the same period in the prior year as gross profit was negligible for the six months ended March 2002.

There was a $0.1 million decrease in gross profit from intersegment sales eliminated in consolidation for the six months ended 2003, all of which related to beverage segment sales to wholesale distribution. There were no intersegment sales for the same period in 2002.

Gross profit as a percentage of sales for the three and six months ended March 2003 increased primarily due to the Philip Morris cigarette price decrease discussed under SALES above. Our gross profit per cigarette carton sold did not change materially after the Philip Morris price decrease. Therefore, since total sales decreased, but gross profit remained constant, gross profit expressed as a percentage of sales increased.

OPERATING EXPENSE

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 2.1% or approximately $0.3 million to $13.6 million in Q2 2003 compared to Q2 2002. Operating expenses in the wholesale segment decreased by $0.2 million due to a reduction in selling, warehousing and delivery costs of approximately $0.5 million. These reductions were offset by an increase of approximately $0.3 million in administrative expenses, primarily professional fees and insurance costs. Total operating expense in the retail segment remained relatively flat. The beverage segment's operating expenses increased by approximately $0.5 million primarily due to the formation of the marketing and distribution business in Q1 2003.

For the six month period ended March 2003, total operating expense decreased 1% or approximately $0.3 million to $26.3 million compared to the same period in the prior fiscal year. The decrease was primarily due to expenses associated with the wholesale distribution segment which accounted for $1.2 million of the decrease. The wholesale distribution segment reduced operating costs in its selling, warehousing and delivery areas by approximately $1.3 million, which offset an increase in administrative costs of $0.1 million, primarily related to increased professional fees and insurance, as compared to the six months ended March 2002. Total operating expenses in our retail segment were relatively flat for the six months ended March 2003, compared to the same period in the prior year. Our beverage segment, which began in Q1 2002 with the acquisition of a natural spring water bottling operation, incurred $1.3 million in operating expenses for the six months ended March 2003, an increase of approximately $0.9 million over the prior year, due to the formation of the marketing and distribution business late in Q1 2003.

As a result of the above, income from operations for Q2 2003 decreased by $0.7 million to $0.3 million, as compared to Q2 2002. Income from operations for the six months ended March 2003 decreased by $1.4 million to $1.4 million.

INTEREST EXPENSE

Interest expense for Q2 2003 decreased 2.3% compared to Q2 2002. The decrease was primarily due to a reduction in average interest rates of approximately 0.5% and a reduction in total average debt outstanding of approximately $1.0 million in the wholesale segment.

Interest expense for the six months ended March 2003 decreased by 13.6% to $1.6 million compared to $1.9 million for the same period in the prior fiscal year. The decrease was primarily due to a reduction in average interest rates of approximately 0.6% and a reduction in total average debt outstanding of approximately $1.5 million in the wholesale segment.

OTHER

Other income for Q2 2003 of approximately $0.1 million was generated primarily from gains on sales of available-for-sale securities and interest income and dividends received on investment securities. Other income of approximately $28,000 for Q2 2002 was generated primarily from interest income and dividends received on investment securities.

Included in other income for the six months ended March 2003 of approximately $0.3 million is $0.1 million received from a settlement related to a former distribution facility and $0.1 million from gains on sales of available-for-sale securities, as well as, interest income and dividends on investment securities. Other income for the six months ended March 2002 included approximately $0.1 million of interest income and dividends received on investment securities, as well as, equity in loss of an unconsolidated affiliate of $0.1 million, which represents our ownership interest in the loss of HNWC up to the date of acquisition.

As a result of the above factors, net income (loss) for the three and six months ended March 2003 was ($0.3) million and $0.0 million, respectively compared to $0.1 million and $0.5 million for the three and six months ended March 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 2003, our liquidity was provided by cash on hand of approximately $0.7 million and approximately $25.7 million available under a revolving credit facility with a capacity of $55.0 million. In addition, we have approximately $0.5 million available under a revolving credit facility in our retail segment. During the six months ended March 2003, we generated approximately $12.2 million in cash through operating activities primarily through reductions in accounts receivable and inventory, as we managed inventory levels during non-peak periods. Our working capital was approximately $24.2 million as of March 2003 compared to approximately $27.0 million at September 2002. Our debt to equity ratio decreased 15.2% to 3.13 at March 2003, compared to 3.69 at September 2002, primarily due to a net decrease in our three revolving lines of credit of approximately $10.0 million as inventory was reduced and cash was used to pay down revolving debt on the wholesale segment's revolving credit facility. Investing activities required cash of approximately $1.3 million during the six month period ended March 2003 and primarily represents the purchases of fixed assets. Financing activities utilized cash of approximately $10.4 million to reduce amounts outstanding under the revolving credit facilities and long-term debt.

The following table summarizes our outstanding contractual obligations and commitments as of fiscal year end September 2002. Other than the paydown of approximately $11.7 million on the wholesale segment's revolving credit facility and $1.7 million in additional borrowings on the retail and HNWC revolving credit facilities, there have been no significant changes to debt or contractual obligations since September 2002. Changes applicable to other commercial commitments are footnoted and described below. (Amounts in thousands):

                                           Payments Due By Period
                        --------------------------------------------------------------------
   Contractual                      Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Obligations            Total      2003      2004      2005     2006     2007   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------
Long-Term Debt          $  50,208  $ 14,634  $ 29,181  $   200  $ 6,193  $     -  $        -
Subordinated Debt          10,448     1,709     7,763      976        -        -           -
Capital Lease
  Obligations                 938       150       228      266      254       40           -
Operating Leases           24,877     5,091     4,451    3,956    3,213    1,698       6,468
                        ---------  --------  --------  -------  -------  -------  ----------
                        $  86,471  $ 21,584  $ 41,623  $ 5,398  $ 9,660  $ 1,738  $    6,468
                        =========  ========  ========  =======  =======  =======  ==========
                          Total
 Other Commercial        Amounts    Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Commitments          Committed    2003      2004      2005     2006     2007   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------
Lines of Credit         $  59,500  $ 59,500  $ 55,000  $     -  $     -  $     -  $        -
Letters of Credit /1/         967       967       837        -        -        -           -
Purchase Obligations/2/     1,000     1,000         -        -        -        -           -
                        ---------  --------  --------  -------  -------  -------  ----------
                        $  61,030  $ 61,030  $ 55,400  $     -  $     -  $     -  $        -
                        =========  ========  ========  =======  =======  =======  ==========

                                       25


------------------
     /1/ In April 2003, we were required to increase the letter of credit issued to our property and casualty insurance carrier from $0.4 million to $0.8 million as part of our loss control arrangement.

     /2/ Represents capital expenditures associated with the warehouse expansion and new equipment purchases for our water bottling operation in Hawaii which is expected to be completed in Q4 2003.

ADC maintains a revolving credit facility, ("the Facility") that allows us to borrow up to $55.0 million at any time, subject to eligible accounts receivable and inventory requirements. As of March 2003, the outstanding balance on the Facility was $29.3 million. The Facility bears interest at a variable rate equal to the bank's base rate, which was 4.25% at March 2003. In April 2003, our ability to borrow at LIBOR interest rates was reinstated by our lender. Our borrowing rate in connection with these contracts will be equal to the applicable LIBOR rate plus 2.50%. As discussed under "Qualitative and Quantitative Disclosures about Market Risk", a notional amount of $25.0 million is subject to an interest rate swap agreement which has the effect of converting this amount to a fixed rate of 8.33%. In addition, the Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month. The Facility is collateralized by all of ADC's equipment, intangibles, inventories, and accounts receivable.

The Facility contains covenants which, among other things, set certain financial ratios and net worth requirements, including covenants that (i) restrict permitted investments, (ii) restrict intercompany advances to HNWC,
(iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including an average annual debt service coverage ratio of 1.0 to 1.0, and a minimum tangible net worth of $8.0 million for fiscal year 2003. In addition, the Company must maintain a fill rate percentage of not less than 93% calculated on a weekly basis. The fill rate percentage is determined by dividing the total dollar amount of inventory delivered to the Company's customers each week into the total amount of orders which correspond to such deliveries.
The Facility also provides that the Company may not pay dividends in excess
of $0.12 per share on an annual basis.   The Company was in compliance with
its debt covenants at March 2003.

The Company has a $2.8 million credit facility with a bank to be used to fund operating activities at our natural spring water bottling operation in Hawaii, (the "Water Facility"). Borrowings under the Water Facility bear interest at the bank's base rate plus 1.0%, which equaled 6.75% at March 2003. As of March 2003, the outstanding balance under the Water Facility was $2.8 million. The Water Facility is guaranteed by the Company's Chairman.

The Company has a $2.0 million credit facility with a bank collateralized by inventories of the Retail segment (the "Retail Facility "). Borrowings under the Retail Facility bear interest at the bank's base rate plus 1.0%, which equaled 6.75% at March 2003. As of March 2003, the outstanding balance under the Retail Facility was $1.5 million.

The Company borrowed $6.9 million from a bank, at a fixed rate of 7.5%, to purchase the distribution facility in Quincy, IL, referred to herein as the Real Estate Loan, and to retire term debt. As of March 2003, the outstanding balance on the Real Estate Loan was approximately $6.7 million.

The acquisition of the Quincy distribution business provides for deferred payments to be made to the seller totaling $3.4 million (plus interest). These deferred payments are subordinate to the Facility and the Real Estate Loan and are due in installments of $0.9 million (including interest) on the first, second, third and fourth anniversaries of the closing date of the transaction. In addition, the Company entered into a noncompetition agreement with the seller that requires the Company to make payments of $0.1 million annually on the first through fourth anniversary dates of the closing of the transaction. The Company has recorded the seller obligations at their fair values utilizing a 6% effective interest rate which was determined based on the Company's approximate average borrowing rate. The outstanding obligation to the seller was approximately $2.6 million as of March 2003.

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

Principal on the Collateralized Note is payable in installments of $0.8 million per year with the balance due at maturity. The principal balance of the Convertible Note may be converted into stock of The Healthy Edge, Inc., formerly known as Food for Health Co., Inc., under circumstances set forth in the Convertible Note. As of March 2003, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $5.6 million, respectively.

The Company has borrowings under various notes to purchase the assets of health food stores and water bottling equipment. The notes have terms ranging from three to five years with principal and interest payments due monthly. As of March 2003, the outstanding balance of the notes was approximately $0.2 million.

In connection with the purchase of the Quincy distribution business and HNWC, we assumed several capital leases for office equipment, automobiles and warehouse equipment. As of March 2003, the outstanding balances on the capital leases totaled approximately $0.9 million.

In connection with the discontinued operations of the health and natural foods distribution business, AMCON is obligated on a letter of credit issued to the buyer in the amount of $0.1 million which was extended during March 2003 to expire in March 2004. In addition, AMCON has a letter of credit in the amount of approximately $0.4 million that is required to be issued to our workers compensation insurance carrier as part of our self-insured loss control program. In April 2003, the letter of credit to our insurance carrier was increased to $0.8 million in accordance with our arrangement with the insurance carrier.

We have entered into commitments for capital expenditures of approximately $1.0 million related to expansion of the water bottling operation's warehouse and new packaging equipment. We expect these expenditures to be completed in Q4 2003. It is anticipated that the source of funds needed to complete these expenditures will be provided by a combination of leasing and debt financing.

We believe that funds generated from operations, supplemented as necessary with funds available under our revolving credit facilities, will provide sufficient liquidity to cover our debt service and any reasonably foreseeable future working capital and capital expenditure requirements associated with existing operations.

RELATED PARTY TRANSACTIONS

During the three and six months ended March 2003, we were charged $15,000 and $30,000, respectively by AMCON Corporation, the former parent of the Company, as consideration for office rent and management services, which is included in selling, general and administrative expenses. We also contracted with one of our outside directors for consulting services in connection with our retail health food operations during the six months ended March 2003. The amount paid for consulting services during the three and six months ended March 2003 was $22,500 and $45,000, respectively, plus reimbursement of expenses.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

In connection with the purchase of the Quincy, Illinois distribution business in June 2001, we assumed an interest rate swap agreement with a bank. Under the agreement, we agree to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25.0 million. The interest rate swap effectively converts $25.0 million of our variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003. We do not plan to extend or renew this swap agreement.

Due to the significant decline in variable interest rates from the date the swap agreement was initially entered into, the negative fair value of the swap instrument recorded as a liability on our balance sheet at the closing date was approximately $0.9 million. Upon assuming the swap liability, we did not designate the swap transaction as a hedge and therefore, we recognize changes in the fair value of the instrument in current earnings (interest expense). At March 2003, the swap instrument had a negative fair value of approximately $0.2 million. The change in fair value of the swap instrument from a negative fair value of $0.8 million as of fiscal year end 2002 to a negative fair value of $0.2 million at March 2003 was recorded as a decrease to interest expense in the six months ended Q2 2003. We do not utilize financial instruments for trading purposes and hold no derivative financial instruments other than the interest rate swap which could expose us to significant market risk.

At March 2003, we had $8.6 million of variable rate debt outstanding (excluding $25.0 million variable rate debt which is fixed through the swap), with maturities through May 2004. The interest rates on this debt ranged from 4.25% to 6.75% at March 2003. Through December 31, 2001, we had the ability to select the bases on which our variable interest rates were calculated by selecting an interest rate based on our lender's base interest rate or based on LIBOR. This provided management with some control of our variable interest rate risk. Effective January 1, 2002, the LIBOR borrowing rate option was removed. We have negotiated reinstatement of the LIBOR borrowing option which became available in April 2003. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.1 million for each 1% change in our lender's prime interest rate.

In addition, we are exposed to market risk relating to our available-for-sale investment in the common stock of Consolidated Water Company Limited ("CWCO") a public company traded on the NASDAQ National Market system. At March 2003 and 2002 we held 42,500 and 70,000 shares, respectively, of common stock of CWCO valued at approximately $0.6 million and $1.0 million. We value this investment at market and record price fluctuations in shareholders' equity as unrealized gain or loss on investments. The unrealized gain on CWCO shares was approximately $0.3 million and $0.6 million at March 2003 and 2002, respectively. We sold 7,500 shares of CWCO common stock in Q2 2003 and realized a gain of $0.1 million on the sale.

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


PART II - OTHER INFORMATION

Item 5.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on March 13, 2003 for the purpose of electing two directors and ratifying the appointment of its auditors.

The following sets forth the results of the election of directors:

NAME OF NOMINEE           FOR                 WITHHELD
Kathleen M. Evans      2,202,878  99.5%        10,783    0.5%
Timothy R. Pestotnik   2,204,500  99.6%         9,161    0.4%

There was no solicitation in opposition to the nominees proposed to be elected by the Stockholders in the Proxy Statement. In addition to the directors elected at the Annual Meeting, the following directors continued their term of office: William F. Wright, William R. Hoppner, Stanley Mayer,
J. Tony Howard, Allen D. Petersen and Raymond F. Bentele.

The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending September 26, 2003 was approved by the Stockholders with 2,206,274 votes FOR (99.7%), 3,725 votes AGAINST, and 3,362 votes ABSTAINED OR BROKER NON-VOTES.

Further information regarding these matters is contained in the Company's Proxy Statement dated January 24, 2003.

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

10.7 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.8 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.9 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.10 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.11 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.12 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements which are incorporated herein by reference to Item 1 of Part I herein)

99.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act.

99.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act.

(b) REPORTS ON FORM 8-K:

       The Company filed a report on Form 8-K dated February 10, 2003 reporting its earnings for the first quarter ended December 27, 2002 under Item 12, Results of Operations and Financial Condition. Reference was made to a press release furnished therewith as
       Exhibit 99.1

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     May 12, 2003            /s/ William F. Wright
          -----------------       -----------------------------
                                  William F. Wright
                                  Chairman of the Board and
                                    Principal Executive Officer


Date:     May 12, 2003            /s/ Michael D. James
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


Date: May 12, 2003                      /s/ William F. Wright
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


Date: May 12, 2003               /s/ Michael D. James
      -----------------          --------------------
                                 Michael D. James, Vice President and
                                   Chief Financial Officer