Form 10-Q
period 2003-06-27
AMCON DISTRIBUTING CO
filed 2003-08-11
CIK 928465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 27, 2003

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
The Registrant had 3,168,954 shares of its $.01 par value common stock outstanding as of August 1, 2003.


                                                                Form 10-Q
                                                               3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          June 2003 and September 2002                                    3

          Condensed consolidated statements of operations
          for the three and nine-month periods ended
          June 2003 and 2002                                              4

          Condensed consolidated statements of cash flows
          for the nine-month periods ended
          June 2003 and 2002                                              5

          Notes to unaudited condensed consolidated
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     31

Item 4.   Controls and Procedures                                        32

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               33

PART I -  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                 Condensed Consolidated Balance Sheets
                                      June 2003 and September 2002
----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                          June 2003      September 2002
                                                        ------------     --------------
                  ASSETS
Current assets:
  Cash                                                  $    581,216      $     130,091
  Accounts receivable, less allowance for doubtful
    accounts of $0.7 million and $0.6 million,
    respectively                                          26,438,363         31,216,783
  Inventories                                             23,765,698         35,744,074
  Income tax receivable                                      357,239            981,054
  Deferred income taxes                                      324,369            324,369
  Other                                                      560,958            393,365
                                                        ------------      -------------
          Total current assets                            52,027,843         68,789,736

Fixed assets, net                                         16,181,578         16,096,124
Available-for-sale investments                               671,494            562,000
Goodwill                                                   6,091,402          6,091,402
Other intangible assets, net                              11,523,058         11,804,284
Other assets                                               1,403,501          1,242,923
                                                        ------------      -------------
                                                        $ 87,898,876      $ 104,586,469
                                                        ============      =============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 14,018,737      $  19,873,851
  Accrued expenses                                         3,600,878          3,969,164
  Accrued wages, salaries, bonuses                         1,701,770          1,371,310
  Current liabilities of discontinued operations             118,011             93,558
  Current portion of long-term debt                        7,840,070         14,783,967
  Current portion of subordinated debt                     1,752,667          1,708,986
                                                        ------------      -------------
          Total current liabilities                       29,032,133         41,800,836
                                                        ------------      -------------

Deferred income taxes                                        763,103            788,316
Non-current liabilities of discontinued operations           170,025            197,024
Long-term debt, less current portion                      32,986,445         36,362,099
Subordinated debt, less current portion                    7,853,067          8,738,886

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 3,168,954 and 3,156,962
    issued, respectively                                      31,690             31,570
  Additional paid-in capital                               5,997,977          5,977,643
  Accumulated other comprehensive income,
    net of tax of $0.2 million and $0.2 million,
    respectively                                             252,880            294,771
  Retained earnings                                       10,811,556         10,395,324
                                                        ------------      -------------
          Total shareholders' equity                      17,094,103         16,699,308
                                                        ------------      -------------
                                                        $ 87,898,876      $ 104,586,469
                                                        ============      =============

     The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                               for the three and nine-months ended June 2003 and 2002
                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                   For the three months            For the nine months
                                                       ended June                      ended June
                                             -----------------------------   -----------------------------
                                                 2003            2002            2003            2002
                                             -------------   -------------   -------------   -------------
Sales (including excise taxes of
  $42.8 million and $42.7 million, and
  $123.4 million and $119.5 million,
  respectively)                              $ 189,949,079   $ 218,732,361   $ 564,678,909  $ 623,045,508
Cost of sales                                  173,924,679     202,677,900     520,979,369    577,650,180
                                             -------------   -------------   -------------  -------------
     Gross profit                               16,024,400      16,054,461      43,699,540     45,395,328
                                             -------------   -------------   -------------  -------------
Selling, general and administrative
  expenses                                      13,628,524      12,873,782      38,803,228     37,986,850
Depreciation and amortization                      574,332         743,610       1,706,844      2,197,531
                                             -------------   -------------   -------------  -------------
                                                14,202,856      13,617,392      40,510,072     40,184,381
                                             -------------   -------------   -------------  -------------

     Income from operations                      1,821,544       2,437,069       3,189,468      5,210,947
                                             -------------   -------------   -------------  -------------
Other expense (income):
  Interest expense                                 788,898       1,219,074       2,436,769      3,126,332
  Other                                            (85,159)       (158,669)       (367,294)      (233,280)
  Equity in loss of unconsolidated affiliate             -               -               -         95,007
                                             -------------   -------------   -------------  -------------
                                                   703,739       1,060,405       2,069,475      2,988,059
                                             -------------   -------------   -------------  --------------

Income before income taxes                       1,117,805       1,376,664       1,119,993      2,222,888

Income tax expense                                 427,000         534,071         428,000        899,217
                                             -------------   -------------   -------------  -------------

Net income                                   $     690,805   $     842,593   $     691,993  $   1,323,671
                                             =============   =============   =============  =============

Earnings per share:
 Basic                                       $        0.22   $        0.27   $        0.22  $        0.44
                                             =============   =============   =============  =============

 Diluted                                     $        0.22   $        0.26   $        0.22  $        0.43
                                             =============   =============   =============  =============

Dividends per share                          $        0.03   $        0.03   $        0.09  $        0.09
                                             =============   =============   =============  =============

Weighted average shares outstanding:
  Basic                                          3,168,955       3,112,962       3,165,270      3,004,852
  Diluted                                        3,209,148       3,190,232       3,221,139      3,078,883


The accompanying notes are an integral part of these condensed consolidated financial statements.



                     AMCON Distributing Company and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                    for the nine months ended June 2003 and 2002
                                    (Unaudited)
---------------------------------------------------------------------------------
                                                         2003            2002
                                                     ------------    ------------
Net cash flows from operating activities             $ 13,226,704    $ (3,757,013)
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                            (1,705,061)     (1,962,021)
  Proceeds from sales of fixed assets                      42,425          65,082
  Proceeds from sale of available for
   sale securities                                        112,926         140,142
                                                      ------------   ------------

  Net cash flows from investing activities             (1,549,710)     (1,756,797)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on bank credit agreement                (9,857,184)      7,105,271
  Payments on long-term debt and
   subordinated debt                                   (1,110,175)     (1,087,182)
  Dividends paid                                         (286,961)       (275,139)
  Proceeds from short-term debt                             7,998               -
  Proceeds from exercise of stock options                  20,489             325
  Retirement of common stock                                  (36)              -
                                                      ------------   ------------
  Net cash flows from financing activities            (11,225,869)      5,743,275
                                                     ------------    ------------

Net increase in cash                                      451,125         229,465

Cash, beginning of period                                 130,091         296,940
                                                     ------------    ------------

Cash, end of period                                  $    581,216    $    526,405
                                                     ============    ============


SUPPLEMENTAL NONCASH INFORMATION:
  Business combinations:
   Fair value of assets acquired                     $          -    $  6,013,978
   Liabilities assumed                               $          -    $  3,157,087


The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                           June 2003 and 2002
-----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of AMCON Distributing Company and its subsidiaries ("AMCON" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended September 27, 2002, which are included in the Company's Annual Report to Shareholders filed with Form 10-K ("2002 Annual Report"). The accounting policies and methods of computation followed in these interim financial statements are the same as those followed in the financial statements for the year ended September 27, 2002. Results for the interim period are not necessarily indicative of results to be expected for the entire year.

AMCON's fiscal third quarters ended on June 27, 2003 and June 28, 2002. For convenience, the fiscal quarters have been indicated as June 2003 and 2002, respectively. Each quarter and each nine-month period ended comprised 13 weeks and 39 weeks, respectively.

Stock-based Compensation
------------------------
AMCON maintains a stock-based compensation plan which provides that the Compensation Committee of the Board of Directors may grant incentive stock options and non-qualified stock options. AMCON accounts for stock option grants using the intrinsic value method under which compensation cost is measured by the excess, if any, of the deemed fair market value of its common stock on the date of grant over the exercise price of the stock option. Accordingly, stock-based compensation cost related to stock option grants is not reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity=s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The disclosure provisions of SFAS No. 148 are effective for financial statements issued for interim periods beginning after December 15, 2002, (Q2 2003 for AMCON), with early adoption encouraged.

AMCON does not intend to voluntarily change to the fair value based accounting principle. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                          For the three months         For the nine months
                                             ended June                  ended June
                                       -------------------------    -------------------------
                                          2003          2002           2003          2002
                                       -----------   -----------    -----------   -----------
Net earnings
============

Net income as reported                 $   690,805   $   842,593    $   691,993   $ 1,323,671
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of
  related tax effects                      (15,571)      (17,646)       (46,713)      (52,938)
                                       -----------   -----------    -----------   -----------
Pro forma net income                   $   675,234   $   824,947    $   645,280   $ 1,270,733
                                       ===========   ===========    ===========   ===========


Income per share
================

As reported: Basic                     $      0.22   $      0.27    $      0.22   $      0.44
                                       ===========   ===========    ===========   ===========

             Diluted                   $      0.22   $      0.26    $      0.21   $      0.43
                                       ===========   ===========    ===========   ===========

Pro forma:   Basic                     $      0.21   $      0.27    $      0.20   $      0.42
                                       ===========   ===========    ===========   ===========

             Diluted                   $      0.21   $      0.26    $      0.20   $      0.41
                                       ===========   ===========    ===========   ===========

2.  CHANGES IN ACCOUNTING POLICY

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF No. 94-3. SFAS 146 is applied prospectively to exit or disposal activities initiated after December 31, 2002 (at Q2 2003 for AMCON). The adoption of SFAS No. 146 had no impact to the Company.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN No. 45 also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of

FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (at Q2 2003 for AMCON). The Company did not have any guarantees outstanding at June 2003 and will apply the recognition provisions of FIN No. 45 prospectively to guarantees issued after December 31, 2002.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") at the beginning of fiscal year 2003. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed at least annually for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria has been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. Upon adoption of SFAS No. 142, goodwill and tradename amortization ceased as it has been considered that they have indefinite useful lives. Management obtained an independent valuation of its goodwill and intangible assets and did not incur an impairment charge upon implementation of SFAS No. 142. As of June 2003, the Company had approximately $6.1 million of goodwill and $10.9 million of tradenames reflected on the accompanying condensed consolidated balance sheet.

The following is certain unaudited pro forma information assuming SFAS No. 142 had been in effect for the three and nine months ended June 28, 2002:

                                                Three Months    Nine Months
                                                 Ended June     Ended June
                                                    2002            2002
                                                 ---------      -----------
Reported net income                              $ 842,593      $ 1,323,671
  Add goodwill amortization (net of tax)            49,367          145,203
  Add tradename amortization (net of tax)           67,555          202,666
                                                 ---------      -----------
Adjusted net income                              $ 959,515      $ 1,671,540
                                                 =========      ===========

Earnings per share-basic:
  Reported net income                            $    0.27      $      0.44
    Add goodwill amortization (net of tax)            0.02             0.05
    Add tradename amortization (net of tax)           0.02             0.07
                                                 ---------      -----------
  Adjusted earnings per share-basic              $    0.31      $      0.56
                                                 =========      ===========

Earnings per share-diluted:
  Reported net income                            $    0.26      $      0.43
    Add goodwill amortization (net of tax)            0.02             0.05
    Add tradename amortization (net of tax)           0.02             0.07
                                                 ---------      -----------
  Adjusted earnings per share-diluted            $    0.30      $      0.55
                                                 =========      ===========
</TABLE

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

The merger has been recorded on the Company=s books using the purchase method
of accounting.   The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.  The portion of the purchase price in excess of the fair value of the net assets acquired to be allocated to other identifiable assets is approximately $3.5 million.  The identifiable intangible asset, the HNWC trade name, is considered to have an indefinite useful life. Therefore, in accordance with SFAS No. 142, no amortization has been recorded since the acquisition occurred subsequent to
June 30, 2001.

Prior to the acquisition, the Company accounted for its initial common stock investment in HNWC under the equity method. The charge to the Company=s results of operations to record its equity in the losses of HNWC from the investment date was approximately $0.1 million in the first six months of fiscal 2002.

Assuming the above acquisition had occurred on October 1, 2001 unaudited pro forma consolidated sales, net income and net earnings per share for the nine months ended June 2002, would have been as follows:

                                             Nine months ended
                                                 June 2002
                                             -----------------

Sales                                         $  623,531,842
Net income                                    $    1,068,128

Net earnings per share:
  Basic                                       $         0.36
  Diluted                                     $         0.35
                                     9


4.  INVENTORIES:

The wholesale distribution segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers and are stated at the lower of cost (last-in, first-out or "LIFO" method) or market. The retail health food operations utilize the retail LIFO inventory method of accounting stated at the lower of cost (LIFO) or market. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods. Raw materials inventory of $0.3 million consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. Finished goods inventory of $23.5 million includes materials, labor and manufacturing overhead costs. LIFO inventories at June 2003 and 2002 were approximately
$3.7 million and $4.5 million less than the amount of such inventories valued on a first-in, first-out basis, respectively.


5.  DIVIDENDS:

The Company paid cash dividends totaling $0.03 per share during the quarter ended June 2003, representing dividends of $0.09 per share for the first nine months of fiscal 2003.


6.  EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at June 2003 and 2002, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common shares, totaled 194,340 with an average exercise price of $7.17 for the three months ended June 2003, and 179,340 with an average exercise price of $7.41 for the nine month period ended June 2003, and 145,390 with an average exercise price of $8.01 for the three and nine month periods ended June 2002.
















                                              For the three-month period ended June
                                      -------------------------------------------------------
                                                 2003                         2002
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 3,168,955     3,168,955       3,112,962     3,112,962


2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        40,193               -        77,270
                                      -----------   -----------     -----------   -----------
3.  Weighted average number of
     shares outstanding                 3,168,955     3,209,148       3,112,962     3,190,232
                                      ===========   ===========     ===========   ===========

4.  Net income                        $   690,805   $   690,805     $   842,593   $   842,593
                                      ===========   ===========     ===========   ===========

5.  Net income per share              $      0.22   $      0.22     $      0.27   $      0.26
                                      ===========   ===========     ===========   ===========


                                                 For the nine-month period ended June
                                      -------------------------------------------------------
                                                 2003                         2002
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 3,165,270     3,165,270       3,004,852     3,004,852


2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        55,869               -        74,031
                                      -----------   -----------     -----------   -----------

3.  Weighted average number of
     shares outstanding                 3,165,270     3,221,139       3,004,852     3,078,883
                                      ===========   ===========     ===========   ===========

4.  Net income                        $   691,993   $   691,993     $ 1,323,671   $ 1,323,671
                                      ===========   ===========     ===========   ===========

5.  Net income per share              $      0.22   $      0.22     $      0.44   $      0.43
                                      ===========   ===========     ===========   ===========




7.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income per the accompanying unaudited condensed consolidated statements of operations to comprehensive income for the periods indicated:

                                         For the three months         For the nine months
                                               ended June                  ended June
                                      -------------------------     -------------------------
                                          2003          2002           2003          2002
                                      -----------   -----------     -----------   -----------
Net income                            $   690,805   $   842,593     $   691,993   $ 1,323,671
Other comprehensive income:
 Unrealized holding gains from
  investments arising during the
  period, net of income tax expense (benefit)
  of $17,000 and $(64,000) for the three
  months ended June 2003 and 2002
  and $83,000 and $30,000 for the nine
  months ended June 2003 and
  2002, respectively                       28,194      (105,229)        134,709        52,821

 Reclassification adjustments for
   gains included in net income
   in prior periods                             -       (78,107)        (58,374)      (78,107)

 Interest rate swap valuation
   adjustment, net of income tax
   benefit of $72,000                    (118,226)            -        (118,226)            -

                                      -----------   -----------     -----------   -----------
Comprehensive income                  $   600,773   $   659,257     $   650,102   $ 1,298,385
                                      ===========   ===========     ===========   ===========

8.  DEBT

The Company maintains a revolving credit facility (the "Facility") with a bank that allows the Company to borrow up to $55.0 million at any time,
subject to eligible accounts receivable and inventory requirements.   As of
June 2003, the outstanding balance on the Facility was $28.2 million. The Facility bears interest at a variable interest rate equal to the bank's base rate, which was 4.00% at June 2003 or LIBOR plus 2.50% as selected by the Company. However, as discussed below, a notional amount of $15.0 million is subject to two interest rate swap agreements which have the effect of converting this amount to fixed rates ranging between 4.38% and 4.87%. In addition, the Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and the average monthly borrowing for the month. The Facility is collateralized by all of the wholesale distribution segment's equipment, intangibles, inventories and accounts receivable.

The Facility contains covenants which, among other things, (i) restrict permitted investments, (ii) restrict intercompany advances to HNWC, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including, average annual debt service coverage ratio of 1.0 to 1.0, to be measured quarterly, and minimum tangible net worth of $8.0 million for fiscal year 2003. In addition, the Company must maintain a fill rate percentage of not

                                    12
less than 93% calculated on a weekly basis. The fill rate percentage is determined by dividing the total dollar amount of inventory delivered to the Company's customers each week into the total amount of orders which correspond to such deliveries. The Facility also provides that the Company may not pay dividends in excess of $0.12 per share on an annual basis. The Company was in compliance with its debt covenants at June 2003.

In connection with the purchase of the Quincy, Illinois distribution business in June 2001, the Company assumed an interest rate swap agreement with a bank. Under the agreement, which expired on May 27, 2003, the Company agreed to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to an agreed-upon notional principal amount of $25.0 million. The interest rate swap effectively converted $25.0 million of variable-rate senior debt to fixed-rate debt (before accounting for the impact of the change in market value of the interest rate swap derivative financial instrument) at a rate of 8.33%, through the maturity of the swap agreement on May 27, 2003. The Company did not renew this swap agreement. This interest rate swap agreement was not designated as a hedge.

In June 2003, the Company entered into two interest rate swap agreements with a bank. Under the agreements, the Company agrees to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to agreed-upon notional principal amounts of $10.0 million and $5.0 million. The interest rate swaps effectively convert $15.0 million of variable-rate senior debt to fixed-rate debt at rates of 4.87% and 4.38% on the $10.0 million and $5.0 million notional amounts through the maturity of the swap agreements on June 2, 2006 and 2005, respectively. These interest rate swap agreements have been designated as hedges and will be accounted for as such for financial accounting purposes.

The Company has a $2.8 million credit facility with a bank to be used to fund operating activities at our natural spring water bottling operation in Hawaii, (the "Water Facility"). Borrowings under the Water Facility bear interest at the bank=s base rate plus 1.0%, which equaled 6.75% at June 2003. As of June 2003, the outstanding balance under the Water Facility was $2.8 million. The Water Facility is guaranteed by the Company=s Chairman.

The Company has a $2.0 million credit facility with a bank collateralized by inventories of the Retail segment (the "Retail Facility "). Borrowings under the Retail Facility bear interest at the bank=s base rate plus 1.0%, which equaled 6.75% at June 2003. As of June 2003, the outstanding balance under the Retail Facility was $1.9 million.













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


                             Wholesale                                     Eliminate
                               Distribution       Retail         Beverage    Intersegment    Consolidated
                               -------------    -----------    -----------   ------------   -------------
QUARTER ENDED JUNE 2003:
External revenue:
 Cigarettes                    $ 135,446,471    $         -    $         -    $        -    $ 135,446,471
 Confectionery                    14,150,458              -              -             -       14,150,458
 Health food                               -      8,315,500              -             -        8,315,500
 Tobacco, beverage & other        31,010,861              -      1,025,880           (91)      32,036,650
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         180,607,790      8,315,500      1,025,880           (91)     189,949,079


Depreciation and amortization        311,977        244,683         46,365             -          603,025
Operating income (loss)            2,988,164        176,946     (1,349,753)        6,187        1,821,544
Interest expense                     333,456        338,128        117,314             -          788,898
Income (loss) before taxes         2,730,841       (153,725)    (1,465,498)        6,187        1,117,805
Total assets                      60,933,876     17,661,428      9,303,572             -       87,898,876
Capital expenditures                 121,064         60,172         92,759             -          273,995

QUARTER ENDED JUNE 2002:
External revenue:
 Cigarettes                    $ 164,602,322    $         -   $          -             -    $ 164,602,322
 Confectionery                    13,882,660              -              -             -       13,882,660
 Health food                               -      8,065,582              -             -        8,065,582
 Tobacco, beverage & other        31,462,945              -        718,852             -       32,181,797
                               -------------    -----------   ------------    ----------    -------------
  Total external revenue         209,947,927      8,065,582        718,852             -      218,732,361

Depreciation and amortization        349,463        376,473         17,674             -          743,610
Operating income (loss)            2,753,246         32,925       (349,102)            -        2,437,069
Interest expense                     865,695        290,617         62,762             -        1,219,074
Income (loss) before taxes         1,968,442       (313,552)      (278,226)            -        1,376,664
Total assets                      84,631,285     19,038,198      6,479,991             -      110,149,474
Capital expenditures               1,036,430         57,347        214,839             -        1,308,616














NINE MONTHS ENDED JUNE 2003:
External revenue:
 Cigarettes                    $ 414,575,090    $         -    $         -    $        -    $ 414,575,090
 Confectionery                    37,390,510              -              -             -       37,390,510
 Health food                               -     24,713,813              -             -       24,713,813
 Tobacco, beverage & other        85,567,462              -      2,585,125      (153,091)      87,999,496
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         537,533,062     24,713,813      2,585,125      (153,091)     564,678,909

Depreciation and amortization        949,931        706,950        136,038             -        1,792,919
Operating income (loss)            5,225,925        453,590     (2,443,362)      (46,685)       3,189,468
Interest expense                   1,090,500      1,049,157        297,112             -        2,436,769
Income (loss) before taxes         4,462,954       (586,167)    (2,710,109)      (46,685)       1,119,993
Total assets                      60,933,876     17,661,428      9,303,572             -       87,898,876
Capital expenditures                 575,578        369,046        760,437             -        1,705,061

NINE MONTHS ENDED JUNE 2002:
External revenue:
 Cigarettes                    $ 471,633,774   $          -   $          -             -    $ 471,633,774
 Confectionery                    39,190,407              -              -             -       39,190,407
 Health food                               -     23,668,614              -             -       23,668,614
 Tobacco, beverage & other        87,110,890              -      1,441,823             -       88,552,713
                               -------------   ------------   ------------    ----------    -------------
  Total external revenue         597,935,071     23,668,614      1,441,823             -      623,045,508

Depreciation and amortization      1,023,422      1,127,100         47,009             -        2,197,531
Operating income (loss)            5,536,919        406,128       (732,100)            -        5,210,947
Interest expense                   2,038,386        963,775        124,171             -        3,126,332
Income (loss) before taxes         3,564,287       (662,031)      (679,368)            -        2,222,888
Total assets                      84,631,285     19,038,198      6,479,991             -      110,149,474
Capital expenditures               1,431,215        167,557        363,249             -        1,962,021


10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In November 2002, the FASB's EITF reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance for revenue arrangements that involve the delivery or performance of multiple products or services where performance may occur at different points or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 (i.e., the Company's fiscal 2004). The Company does not believe that adoption of EITF Issue No. 00-21 will have a material impact on its results from operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies when variable interest entities are consolidated by business enterprises where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or, where equity investors lack certain characteristics of a controlling financial interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not have any investments in any variable interest entities at June 2003 and will apply the provisions of FIN No. 46 prospectively to investments in variable interest entities made after February 1, 2003.

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

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends FASB No. 133 for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 149 also amends certain other existing pronouncements. It will require contracts with comparable characteristics to be accounted for similarly. In particular, SFAS No. 149 clarifies when a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative that contains a financing component will require special reporting in the statement of cash flows. SFAS No. 149 is effective for AMCON for contracts entered into or modified after June 30, 2003. AMCON and its subsidiaries are evaluating the impact of adopting the requirements of SFAS No. 149.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for AMCON for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (Q4 for AMCON). It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. AMCON and its subsidiaries are evaluating the impact of adopting the requirements of SFAS No. 150.

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

ADC operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota and Wyoming. ADC sells approximately 13,000 consumer products, including cigarettes and tobacco products, candy and other confectionery, food service products, beverages, groceries, paper products, health and beauty care products and frozen and chilled products. ADC distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, ADC services institutional customers, such as restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

Our retail health food segment operates seven stores in Florida under the name Chamberlin's Market & Cafe and six stores in Oklahoma, Kansas, Missouri and Nebraska under the name Akin's Natural Foods Market. These stores carry a comprehensive line of approximately 35,000 natural and gourmet foods, supplements, herbs, natural cosmetics, homeopathic and sports nutrition products. Although this segment has not achieved profitability, with the realignment of top management, development of a new marketing department, increased focus on in-store staff training and the implementation of a new central point-of-sale inventory control system during the fiscal year, management expects financial performance of the retail segment to continue to improve. If financial performance of this segment improves consistent with our expectations, it lays the foundation for future expansion in the number of retail stores.

Our beverage segment consists of Hawaiian Natural Water Company, Inc. ("HNWC") and The Beverage Group Inc. ("TBG"). HNWC bottles natural spring water from an exclusive source located on the Big Island of Hawaii. HNWC currently markets its products primarily in the State of Hawaii, but is in the process of expanding marketing to the mainland United States and certain international markets. HNWC was acquired during the first quarter of fiscal 2002 and completed an upgrade of its bottling equipment in fiscal 2002 in order to increase its production capacity. During Q2 2003, HNWC began construction of an expanded warehouse and packaging building at its plant in Hawaii which is expected to be completed late in Q4 2003. HNWC has historically operated at a loss and is expected to continue to do so until it is able to complete the planned expansion of its markets. AMCON's newly formed wholly-owned subsidiary, TBG will focus on marketing and distribution of HWNC bottled water products and other beverages including Hype Energy Drink/TM/, Royal Kona Coffee/R/, Bottle Green/R/ drinks and Xterra/R/, a line of sports beverages in the United States, Canada and Mexico.

INDUSTRY SEGMENT OVERVIEWS

The wholesale distribution industry continues to consolidate as larger distribution companies acquire smaller companies. Competition and pressure on profit margins continue to affect both large and small distributors and demands that distributors consolidate in order to become more efficient.

Although ADC sells a diversified line of products, it remains dependent on cigarette sales, which represented approximately 71% of total revenue and 39% of gross margin of the Company in the third quarter of fiscal 2003. Overall cigarette consumption in the United States continues to decline and many retailers, such as grocery stores and general merchandise stores, have discontinued the sale of cigarettes. As a result, convenience stores and tobacco stores, which represent ADC's largest customer base, have increased their share of the cigarette market. This trend has partially mitigated the effect of lower overall cigarette consumption on the Company's sales. However, over the past few years as prices for national cigarette brands have increased, primarily to cover payments to states in accordance with the Master Settlement Agreement signed in 1998, and state excise taxes have increased to fund state budget deficits, sales of national cigarette brands have decreased at a more rapid rate than for all cigarettes. For example, as reported in Altria Inc.'s 2002 Annual Report, U.S. cigarette industry shipment volume in 2002 declined 3.7%, while shipments from Philip Morris declined 7.5%. At the same time, sales of value-priced cigarettes have actually increased.

Generally, wholesale cigarette distributors align themselves as national brand distributors or value-priced distributors. Since a national brand distributor derives a significant amount of its gross profit from selling national cigarette brands, it is generally a detriment to gross profit to focus sales efforts on value-priced brands. The loss of one key customer that was acquired and several smaller customers due to competitive pricing strategies, combined with ADC's alignment as primarily a national brand distributor has resulted in a higher rate of decline in cigarette carton sales (11.2%) than the national average, when compared to the prior year.

Changes in manufacturers' cigarette pricing over the past decade and increases in state excise taxes over the past year have greatly affected the market for value-priced, generic and private label cigarettes. Although sales of ADC's private label cigarettes have steadily declined over the past nine years due to the relatively small price differential between its private label brands and national brands, and the increasing price differential between our brands and new value-priced, generic and import brands, ADC's net income is still heavily dependent on sales of private label cigarettes and the volume discounts it receives from manufacturers in connection with these sales. The Company entered into a new private label cigarette manufacturing agreement with Philip Morris effective October 1, 2002. The new agreement ends on December 31, 2004, and has two one-year renewal options. However, given the current cigarette industry environment, terms of the new agreement are not as favorable to the Company as the prior agreement, and, as a result, the Company expects that gross margin related to private label cigarettes will decrease by up to $1.4 million in fiscal 2003, as compared to fiscal 2002.

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

The natural bottled water and beverage business is also highly competitive. All of the popular national brands of natural water, plus several local brands, are sold in Hawaii, which is presently HNWC's primary market. HNWC competes primarily by differentiating its products from those of its competitors due to the fact that it is the only producer of natural spring water bottled in Hawaii. In addition to marketing HNWC=s natural spring water products, TBG has acquired exclusive licenses to market and distribute several premium beverage products which will be marketed as a portfolio.

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

SFAS No. 142, "Goodwill and Other Intangible Assets," requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed at least annually for impairment and written down and charged to results of operations only in the periods in which the impairment recognition criteria has been met and the recorded value of goodwill and certain intangibles is more than its measured fair value. Due to the adoption of SFAS No. 142 by the Company at the beginning of fiscal 2003, the Company no longer amortizes goodwill, tradenames and other intangible assets considered to have indefinite useful lives. Goodwill, tradenames and other intangible assets not subject to amortization are now reviewed periodically (at least annually) to determine if their recorded values exceed their fair values. If the recorded value of these assets is determined to be impaired, it will be written down to fair value and the write down will be charged to operations during the period in which the impairment is recognized. Management has obtained an independent valuation of its goodwill and intangible assets and did not incur an impairment charge due to the implementation of SFAS No. 142.

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

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for AMCON for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (Q4 for AMCON). It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. AMCON and its subsidiaries are evaluating the impact of adopting the requirements of SFAS No. 150.

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

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS. Goodwill associated with the excess purchase price over the fair value of assets acquired and other identifiable intangible assets, such as trademarks and tradenames, with indefinite useful lives are no longer amortized, but will be reviewed periodically (at least annually) to determine if the recorded values exceed the fair market values of the assets. If impairment exists, the impairment write-down will be charged to operations during the period in which the impairment is recognized. Identifiable intangible assets that are considered to have definite useful lives are amortized on the straight-line method over their estimated useful lives.

RESULTS OF OPERATIONS

As more fully described in our 2002 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 27, 2002, we completed the acquisition of HNWC on December 17, 2001. Accordingly, the results of operations for this acquisition are included in the accompanying unaudited condensed consolidated statements of operations from the date of acquisition.

AMCON's fiscal third quarters ended on June 27, 2003 and June 28, 2002. For ease of discussion, the fiscal quarters are referred to herein as June 2003 and 2002, respectively or Q3 2003 and Q3 2002, respectively.

Comparison of the three and nine-month periods ended June 2003 and 2002
-----------------------------------------------------------------------

SALES

Three Months
------------
Sales for Q3 2003 decreased 13.2% to $189.9 million, compared to $218.7 million in Q3 2002. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $1.9 million in both Q3 2003 and Q3 2002, respectively. Sales changes by business segment are as follows:

    Wholesale distribution        $(29.3) million
    Retail health food stores        0.2  million
    Beverage                         0.3  million
                                  ------
                                  $(28.8) million
                                  ======
Sales from the wholesale distribution business decreased by $29.3 million from Q3 2002 to Q3 2003. Of the total decrease, $29.2 million related to cigarettes, with $16.9 million attributable to a decrease in cigarette prices on Philip Morris and Brown & Williamson brands during Q3 2003. Although the Philip Morris price reduction program was communicated as a temporary reduction, Philip Morris has extended the program through September 2003 and could extend it further. The Brown & Williamson price reduction program is permanent. The remaining decrease in cigarette sales of $12.3 million was the result of a 12.2% reduction in carton volume. See discussion above under INDUSTRY SEGMENT OVERVIEWS for additional information regarding cigarette sales trends. Sales of tobacco, confectionary and other products accounted for the remainder of the decrease as sales of these products fell by $0.1 million over the prior year primarily due to the loss of a key customer, however, we believe the Company is positioned to increase our customer base in certain geographic regions and continue to market our full service capabilities in an effort to differentiate our Company from competitors who utilize pricing as their primary marketing tool.

Sales from the retail health food segment during Q3 2003 increased by $0.2 million, or 3.1%, when compared to Q3 2002, due primarily to improvements in the Midwest retail stores. The Florida market continues to suffer from lower tourist trade and general economic depression. Competition by national chains who have stores in the same markets as our stores and an overall softening of the natural food retail market over the past two years continue to hamper sales growth in the retail health food segment.

Sales from the beverage segment during Q3 2003 increased by $0.3 million or 42.7% when compared to Q3 2002, due to increases in the customer base in Hawaii and Japan. The marketing and distribution business, which was started in Q1 2003, accounted for $0.1 million of the increase in sales. Management continues to seek out new ways of increasing the customer base and is currently establishing a nationwide broker network to get the beverage products into distribution companies to sell to retail stores.

There were no material intersegment sales eliminated in consolidation for Q3 2003 or Q3 2002.

Nine Months
-----------
Sales for the nine months ended June 2003 decreased 9.4% to $564.7 million, compared to $623.1 million for the same period in the prior fiscal year. Sales changes by business segment are as follows:

    Wholesale distribution       $ (60.3) million
    Retail health food stores        1.0  million
    Beverage                         1.1  million
    Intersegment eliminations       (0.2) million
                                 -------
                                 $ (58.4) million
                                 =======

Sales from the wholesale distribution business decreased by $60.3 million for the nine months ended June 2003 as compared to the same period in the prior year. Of the total decrease, $57.1 million was attributable to a decrease in sales of cigarettes, with $25.7 million related to a decrease in cigarette prices on Philip Morris and Brown & Williamson brands during the second and third quarters of 2003. Although the Philip Morris price reduction program was communicated as a temporary reduction, Philip Morris has extended the program through September 2003 and could extend it further. The Brown & Williamson price reduction program is permanent. The remaining decrease in cigarette sales of $31.4 million resulted primarily from a 11.2% reduction in carton volume. See discussion above under INDUSTRY SEGMENT OVERVIEWS for additional information regarding cigarette sales trends. Sales of tobacco, confectionary and other products accounted for the remainder of the decrease as sales of these products decreased by $3.2 million or 3.0% from the prior year due to loss of several key customers during the year. We continue to market our full service capabilities in an effort to differentiate our Company from competitors who utilize pricing as their primary marketing tool and anticipate increases to our customer base in the fourth quarter as a result of these efforts.

Sales from the retail health food segment increased by $1.0 million, or 4.4%, when compared to the nine months ended June 2002 due primarily to the improvements in the Midwest retail stores in which same store sales increased by 9.5% over the prior year. The Florida market continues to suffer from lower tourist trade and general economic depression.

The beverage segment accounted for $2.6 million in sales for the nine months ended June 2003, compared to $ 1.5 million for the same period in 2002. The water bottling operation was acquired during the latter part of Q1 2002. The marketing and distribution business, which accounted for $0.2 million of the sales, was started in Q1 2003.

There were $0.2 million of intersegment sales eliminated in consolidation for the nine months ended June 2003, all of which related to beverage segment sales to wholesale distribution. There were no intersegment sales for the same period in 2002.

GROSS PROFIT

Three Months
------------
Gross profit decreased 0.2% to $16.0 million in Q3 2003 from $16.1 million in Q3 2002. Gross profit as a percent of sales increased to 8.4% in Q3 2003 compared to 7.3% in Q3 2002. Gross profit by business segment is as follows (dollars in millions):

                                             Quarter ended
                                                 June
                                            ----------------    Incr
                                             2003      2002    (Decr)
                                            ------    ------    -----
    Wholesale distribution                  $ 12.3    $ 12.8    $(0.5)
    Retail health food stores                  3.4       3.2      0.2
    Beverage segment                           0.3       0.1      0.2
                                            ------    ------    -----
                                            $ 16.0    $ 16.1    $(0.1)
                                            ======    ======    =====

Gross profit from our wholesale distribution business for Q3 2003 decreased approximately $0.5 million as compared to Q3 2002. This is primarily due to the absence of a cigarette price increase in Q3 2003 as compared to the same period last year, which accounted for $1.0 million in gross profit, and a decrease of $0.5 million in incentive payments received on our private label cigarettes. These items were offset by a $1.9 million decrease in cost of sales to account for a reduction in the LIFO reserve, as compared to Q3 2002. The decrease in the LIFO reserve was primarily attributable to the cigarette price decreases discussed in the SALES section above. Gross profit was further impacted by a decrease in incentive allowances received primarily from cigarette manufacturers on products other than private label cigarettes of approximately $1.5 million (net of amounts paid to customers) which was partially offset by an increase of $0.6 million in gross profit from sales of other products.

Gross profit for the retail health food segment increased by $0.2 million compared with Q3 2002. An increase in gross profit from increased sales volume in Q3 2003 of $0.3 million was offset by a decrease of $0.1 million in gross profit due to a larger charge to cost of sales to account for the increase in the LIFO reserve in Q3 2003, as compared to Q3 2002.

Gross profit of $0.3 million was generated from the beverage segment in Q3 2003, compared to $0.1 million in Q3 2002. The increase was primarily due to new sales generated in the segment from the formation of the marketing and distribution business in Q1 2003.

There was no impact on gross profit from intersegment sales eliminated in consolidation for Q3 2003 or Q3 2002.

Nine Months
-----------

For the nine months ended June 2003, gross profit decreased 3.7% to $43.7 million from $45.4 million for the same period during the prior fiscal year. Gross profit as a percent of sales increased to 7.7% for the nine month period ended June 2003 compared to 7.3% for the nine month period ended June 2002. Gross profit by business segment is as follows (dollars in millions):

                                           Nine months ended
                                                 June
                                           ----------------
                                            2003      2002     Incr
                                                              (Decr)
                                           ------    ------    -----
    Wholesale distribution                 $ 33.3    $ 35.4   $ (2.1)
    Retail health food stores                 9.9       9.8      0.1
    Beverage segment                          0.6       0.2      0.4
    Intersegment elimination                 (0.1)        -     (0.1)
                                           ------    ------    -----
                                           $ 43.7    $ 45.4   $ (1.7)
                                           ======    ======    =====

Gross profit from our wholesale distribution business for the nine months ended June 2003 decreased approximately $2.1 million, as compared to the prior year, primarily due to a decrease of $1.2 million in incentive payments received on our private label cigarettes, the absence of a cigarette price increase during the first nine months of fiscal 2003 which accounted for a $1.5 million decrease in gross profit, and a decrease in incentive allowances received primarily from cigarette manufacturers on products other than private label cigarettes of approximately $1.9 million (net of amounts paid to customers). The above decrease in gross profit was partially offset by a $1.7 million decrease in cost of sales to account for the reduction in the LIFO reserve, and a $0.8 million decrease related to sales of other products. The decrease in the LIFO reserve was primarily attributable to the cigarette price decreases discussed in the SALES section above.

Gross profit for the retail health food segment increased approximately $0.1 million compared with the nine months ended June 2002 due to increased sales.

Gross profit from the beverage segment increased by $0.4 million over the same period in the prior year. The increase was due to a full nine months of sales in the current year from the natural spring water bottling operation compared to six months in the prior year, and new sales generated in the segment from the formation of the marketing and distribution business in Q1 2003.
                                      24

There was a $0.1 million decrease in gross profit from intersegment sales eliminated in consolidation for the nine months ended June 2003, all of which related to beverage segment sales to wholesale distribution. There were no intersegment sales for the same period in 2002.

Gross profit as a percentage of sales for the three and nine months ended June 2003 increased primarily due to the manufacturers' cigarette price decrease discussed under SALES above. Our gross profit per cigarette carton sold did not change materially after the price decrease. Therefore, since total sales decreased, but gross profit remained constant, gross profit expressed as a percentage of sales increased.

OPERATING EXPENSE

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 4.3% or approximately $0.6 million to $14.2 million in Q3 2003 compared to Q3 2002. Operating expenses in the wholesale segment decreased by $0.6 million due to a reduction in warehousing, delivery and administrative costs of approximately $0.7 million. These reductions were offset by an increase of approximately $0.1 million in selling expenses. Total operating expense in the retail segment remained fairly constant compared to the same period in the prior fiscal year. The beverage segment's operating expenses increased by approximately $1.2 million primarily due to the formation of the marketing and distribution business in Q1 2003.

For the nine month period ended June 2003, total operating expense increased 0.1% or approximately $0.3 million to $40.5 million compared to the same period in the prior fiscal year. The wholesale distribution segment reduced operating costs in its selling, warehousing and delivery areas by approximately $1.8 million and the absence of goodwill amortization accounted for a reduction of approximately $0.2 million. Administrative costs increased by $0.1 million primarily due to increased professional fees and insurance, as compared to the nine months ended June 2002.

Total operating expenses in our retail segment increased approximately $0.1 million for the nine months ended June 2003, compared to the same period in the prior year. Operating costs increased by approximately $0.4 million primarily due to additional labor and travel costs, but were offset by the absence of tradename amortization of approximately $0.3 million. Our beverage segment, which began in Q1 2002 with the acquisition of a natural spring water bottling operation, incurred $3.0 million in operating expenses for the nine months ended June 2003, an increase of approximately $2.1 million over the prior year, due primarily to $1.7 million of expenses attributable to the marketing and distribution business which was formed late in Q1 2003.

As a result of the above, income from operations for Q3 2003 decreased by $0.7 million to $1.8 million, as compared to Q3 2002. Income from operations for the nine months ended June 2003 decreased by $2.0 million to $3.2 million.




                                       25



INTEREST EXPENSE

Interest expense for Q3 2003 decreased 35.3% to $0.8 million compared to Q3 2002. The decrease was primarily due to a reduction in average interest rates of approximately 0.5% and a reduction in total average debt outstanding of approximately $7.3 million in the wholesale segment.

Interest expense for the nine months ended June 2003 decreased by 22.1% to $2.4 million compared to $3.1 million for the same period in the prior fiscal year. The decrease was primarily due to a reduction in average interest rates of approximately 0.6% and a reduction in total average debt outstanding of approximately $3.4 million in the wholesale segment.

OTHER

Other income for Q3 2003 of approximately $0.1 million was generated primarily from interest income on income tax refunds and dividends received on investment securities. Other income of approximately $0.2 million for Q3 2002 was generated primarily from vendor debt forgiveness, interest income and dividends received on investment securities.

Included in other income for the nine months ended June 2003 of approximately $0.4 million is $0.1 million received from a settlement related to a former distribution facility, $0.1 million from gains on sales of available-for-sale securities and $0.1 million in interest income on income tax refunds, as well as dividends on investment securities. Other income for the nine months ended June 2002 was approximately $0.2 million and included approximately $0.1 million of interest income and dividends received on investment securities. Equity in loss of an unconsolidated affiliate of $0.1 million represented our ownership interest in the loss of HNWC up to the date of acquisition.

As a result of the above factors, net income (loss) for the three and nine months ended June 2003 was $0.7 million and $0.7 million, respectively compared to $0.8 million and $1.3 million for the three and nine months ended June 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 2003, our liquidity was provided by cash on hand of approximately $0.6 million and approximately $26.8 million available under a revolving credit facility with a capacity of $55.0 million. During the nine months ended June 2003, we generated approximately $13.2 million in cash through operating activities primarily through reductions in accounts receivable and inventory, resulting from the cigarette price decrease discussed in SALES. Our working capital was approximately $23.0 million as of June 2003 compared to approximately $27.0 million at September 2002. Our debt to equity ratio decreased 20.0% to 2.95 at June 2003, compared to 3.69 at September 2002, primarily due to a net decrease in our three revolving lines of credit of approximately $9.9 million as inventory was reduced and cash was used to pay down debt on the wholesale segment's revolving credit facility. Investing activities required cash of approximately $1.5 million during the nine month period ended June 2003 and primarily represents the purchases of fixed assets. Financing activities utilized cash of approximately $11.2 million to reduce amounts outstanding under the revolving credit facilities and long-term debt.
                                  26

The following table summarizes our outstanding contractual obligations and commitments as of fiscal year end September 2002. Other than the paydown of approximately $12.7 million on the wholesale segment's revolving credit facility and $2.4 million in additional borrowings on the retail and HNWC revolving credit facilities, there have been no significant changes to debt or contractual obligations since September 2002. Changes applicable to other commercial commitments are footnoted and described below. (Amounts in thousands):

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

ADC maintains a revolving credit facility, ("the Facility") that allows us to borrow up to $55.0 million at any time, subject to eligible accounts receivable and inventory requirements. As of June 2003, the outstanding balance on the Facility was $28.2 million. The Facility bears interest at a variable rate equal to the bank's base rate, which was 4.00% at June 2003 or LIBOR plus 2.50%, as selected by the Company. As discussed under "Qualitative and Quantitative Disclosures about Market Risk", a notional amount of $15.0 million is subject to interest rate swap agreements which have the effect of converting this amount to fixed rates ranging between 4.38% and 4.87%. In addition, the Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month. The Facility is collateralized by all of ADC's equipment, intangibles, inventories, and accounts receivable.
                                       27

The Facility contains covenants which, among other things, set certain financial ratios and net worth requirements, including covenants that (i) restrict permitted investments, (ii) restrict intercompany advances to HNWC,
(iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including an average annual debt service coverage ratio of 1.0 to 1.0, and a minimum tangible net worth of $8.0 million for fiscal year 2003. In addition, the Company must maintain a fill rate percentage of not less than 93% calculated on a weekly basis. The fill rate percentage is determined by dividing the total dollar amount of inventory delivered to the Company's customers each week into the total amount of orders which correspond to such deliveries.
The Facility also provides that the Company may not pay dividends in excess
of $0.12 per share on an annual basis.   The Company was in compliance with
its debt covenants at June 2003.

The Company has a $2.8 million credit facility with a bank to be used to fund operating activities at our natural spring water bottling operation in Hawaii, (the "Water Facility"). Borrowings under the Water Facility bear interest at the bank=s base rate plus 1.0%, which equaled 6.75% at June 2003. As of June 2003, the outstanding balance under the Water Facility was $2.8 million. The Water Facility is guaranteed by the Company=s Chairman.

The Company has a $2.0 million credit facility with a bank collateralized by inventories of the Retail segment (the "Retail Facility "). Borrowings under the Retail Facility bear interest at the bank=s base rate plus 1.0%, which equaled 6.75% at June 2003. As of June 2003, the outstanding balance under the Retail Facility was $1.9 million.

The Company borrowed $6.9 million from a bank, at a fixed rate of 7.5%, to purchase the distribution facility in Quincy, IL, referred to herein as the Real Estate Loan, and to retire term debt. As of June 2003, the outstanding balance on the Real Estate Loan was approximately $6.6 million.

The acquisition of the Quincy distribution business provides for deferred payments to be made to the seller totaling $3.4 million (plus interest). These deferred payments are subordinate to the Facility and the Real Estate Loan and are due in installments of $0.9 million (including interest) on the first, second, third and fourth anniversaries of the closing date of the transaction. In addition, the Company entered into a noncompetition agreement with the seller that requires the Company to make payments of $0.1 million annually on the first through fourth anniversary dates of the closing of the transaction. The Company has recorded the seller obligations at their fair values utilizing a 6% effective interest rate which was determined based on the Company's approximate average borrowing rate. The outstanding obligation to the seller was approximately $1.8 million as of June 2003.

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

Principal on the Collateralized Note is payable in installments of $0.8 million per year with the balance due at maturity. The principal balance of the Convertible Note may be converted into stock of The Healthy Edge, Inc., formerly known as Food for Health Co., Inc., under circumstances set forth in the Convertible Note. As of June 2003, the outstanding balances of the Convertible Note and the Collateralized Note were $2.0 million and $5.6 million, respectively.

The Company has borrowings under various notes to purchase the assets of health food stores and water bottling equipment. The notes have terms ranging from three to five years with principal and interest payments due monthly. As of June 2003, the outstanding balance of the notes was approximately $0.3 million.

In connection with the purchase of the Quincy distribution business and HNWC, we assumed capital leases for office equipment, automobiles and warehouse equipment. As of June 2003, the outstanding balances on the capital leases totaled approximately $0.8 million.

In connection with the discontinued operations of the health and natural foods distribution business, AMCON is obligated on a letter of credit issued to the buyer in the amount of $0.1 million which was extended during March 2003 to expire in March 2004. In addition, AMCON has a letter of credit in the amount of approximately $0.8 million that is required to be issued to our workers compensation insurance carrier as part of our self-insured loss control program.

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

RELATED PARTY TRANSACTIONS

During the three and nine months ended June 2003, we were charged $15,000 and $45,000, respectively by AMCON Corporation, the former parent of the Company, as consideration for office rent and management services, which is included in selling, general and administrative expenses. We also contracted with one of our directors for consulting services in connection with our retail health food operations during the nine months ended June 2003. The amount paid for consulting services during the three and nine months ended June 2003 was $22,500 and $67,500, respectively, plus reimbursement of expenses.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt. At June 2003, we had $17.9 million of variable rate debt outstanding (excluding $15.0 million variable rate debt which is fixed through the swaps described below), with maturities through May 2004. The interest rates on this debt ranged from 3.49% to 6.75% at June 2003. Through December 31, 2001, we had the ability to select the bases on which our variable interest rates were calculated by selecting an interest rate based on our lender's base interest rate or based on LIBOR. This provided management with some control of our variable interest rate risk. Effective January 1, 2002, the LIBOR borrowing rate option was removed. We negotiated reinstatement of the LIBOR borrowing option which became available in April 2003. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.1 million for each 1% change in our lender's prime interest rate.

In June 2003, the Company entered into two interest rate swap agreements with a bank in order to mitigate the Company's exposure to interest rate risk on this variable rate debt. Under the agreements, the Company agrees to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to agreed-upon notional principal amounts of $10.0 million and $5.0 million. The interest rate swaps effectively convert $15.0 million of variable-rate senior debt to fixed-rate debt at rates of 4.87% and 4.38% on the $10.0 million and $5.0 million notional amounts through the maturity of the swap agreements on June 2, 2006 and 2005, respectively. These interest rate swap agreements have been designated as hedges and will be accounted for as such for financial accounting purposes.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments other than the interest rate swap which could expose us to significant market risk.

In addition, we are exposed to market risk relating to our available-for-sale investment in the common stock of Consolidated Water Company Limited ("CWCO") a public company traded on the NASDAQ National Market system. At June 2003 and 2002 we held 42,500 and 60,300 shares, respectively, of common stock of CWCO valued at approximately $0.7 million and $0.7 million. We value this investment at market and record price fluctuations in shareholders' equity as unrealized gain or loss on investments. The unrealized gain on CWCO shares was approximately $0.6 million and $0.7 million at June 2003 and 2002, respectively. We sold 7,500 shares of CWCO common stock in Q3 2003 and realized a gain of $0.1 million on the sale.

Item 4.   Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

10.7 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)
10.8 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.9 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.10 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.11 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.12 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.13 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association

10.14 Swap Transaction Confirmation ($10,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association.

10.15 Swap Transaction Confirmation ($5,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association

11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements which are incorporated herein by reference to Item 1 of Part I herein)

31.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act.

31.2 Certification by Michael D James, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act.

32.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act.

32.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act.


(b) REPORTS ON FORM 8-K:

       The Company filed a report on Form 8-K dated May 12, 2003
       reporting its earnings for the second quarter ended March 28, 2003 under Item 12, Results of Operations and Financial Condition. Reference was made to a press release furnished therewith as
       Exhibit 99.1

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     August 11, 2003         /s/ William F. Wright
          -----------------       -----------------------------
                                  William F. Wright
                                  Chairman of the Board and
                                    Principal Executive Officer


Date:     August 11, 2003         /s/ Michael D. James
          -----------------       -----------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer