Form 10-K
period 2003-09-26
AMCON DISTRIBUTING CO
filed 2003-12-24
CIK 928465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 26, 2003
                                                    ------------------
/X/  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        to
                                                         -------  -------
Commission File Number  0-24708
                        -------

                        AMCON Distributing Company
----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                          47-0702918
----------------------------                             -------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                    7405 Irvington Road, Omaha NE 68122
----------------------------------------------------------------------------
                  (Address of principal executive offices)

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

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 Par Value
----------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any other amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes          No   X
                                                 -----       -----

The aggregate market value of equity securities held by non-affiliates of the Registrant on March 28, 2003 was approximately $6.8 million.

As of December 12, 2003 there were 3,168,954 shares of common stock outstanding.

                 - Documents Incorporated by Reference -
                 ---------------------------------------

Portions of the Company's 2003 Annual Report to Shareholders are incorporated herein by reference into Parts I, II and IV. Portions of the Company's Proxy Statement pertaining to the March 11, 2004 Annual Shareholders' Meeting are incorporated herein by reference into Part III.

                        AMCON DISTRIBUTING COMPANY
                        --------------------------
                       2003 FORM 10-K ANNUAL REPORT
                       ----------------------------
                             Table of Contents
                             -----------------
                                                                       Page
                                                                       ----
                               PART I

Item 1.   Business....................................................   3

Item 2.   Properties..................................................  11

Item 3.   Legal  Proceedings..........................................  12

Item 4.   Submission of Matters to a Vote of Security Holders.........  12

Item 4A.  Executive Officers of the Company...........................  13

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................  13

Item 6.   Selected Financial Data.....................................  14

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  14

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..  14

Item 8.   Financial Statements and Supplementary Data.................  14

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................  14

Item 9A.  Controls and Procedures.....................................  14

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..........  15

Item 11.  Executive Compensation......................................  15

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  15

Item 13.  Certain Relationships and Related Transactions.  ...........  16

Item 14.  Principal Accountant Fees and Services......................  16

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ........................................  16

                                   PART I

ITEM 1.  BUSINESS

GENERAL

AMCON Distributing Company ("AMCON" or the "Company") was incorporated in Delaware in 1986. The Company's principal executive offices are located at 7405 Irvington Road, Omaha, Nebraska 68122. The telephone number at that address is 402-331-3727 and the website address is www.amcon.com. The Company makes available free of charge on its website, its reports on Forms 10-K, 10-Q and 8-K as soon as reasonably practical after filing with the SEC.

AMCON is primarily engaged in the wholesale distribution of consumer products including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products and health and beauty care products. In addition, the Company operates thirteen retail health food stores in Florida and the Midwest and a non-alcoholic beverage business that includes a natural spring water bottling and packaging operation in the State of Hawaii and a marketing and distribution operation which is focused on selling the Company's Hawaiian natural spring water and other specialty beverages. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution business and "AMCON" or the "Company" means AMCON Distributing Company and its subsidiaries.

WHOLESALE DISTRIBUTION BUSINESS

ADC serves approximately 7,500 retail outlets in the Great Plains and Rocky Mountain regions, the largest of which accounted for less than 5.3% of AMCON's total revenues during fiscal 2003. Convenience Store News, a trade periodical, ranked ADC as the ninth (9th) largest distributor in its industry out of approximately 1,000 distributors in the United States based upon fiscal 2002 sales volume. From its inception, ADC has pursued a strategy of growth through increased sales and acquisitions. Since 1993, ADC has focused on increasing operating efficiency in its distribution business by merging smaller branch distribution facilities into larger ones. In addition, ADC has grown through expansion of its market area into contiguous regions and by introduction of new product lines to customers.

ADC distributes approximately 13,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. While cigarettes accounted for approximately 73% of the Company's sales volume during fiscal 2003, ADC continues to diversify its businesses and product lines in an attempt to lessen its dependence upon cigarette sales. ADC's principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Brown & Williamson, Proctor & Gamble, Hershey, Mars, William Wrigley and Nabisco. ADC also markets private label lines of cigarettes, tobacco, snuff, water, candy products, batteries and film.





ADC has sought to increase sales to convenience stores and petroleum marketers by adopting a number of operating strategies which it believes gives it a competitive advantage with these types of retailers. One key operating strategy is a commitment to customer service. In a continuing effort to provide better service than its competitors, ADC offers a complete point-of-sale (POS) program to assist with customer image building and product promotions, health and beauty programs, profit building private label programs and custom food service programs, all of which have proven to be advantageous to convenience store customers. ADC has a policy of next-day delivery and employs a concept of selling products in cut-case quantities or "by the each" (i.e. individual units). ADC also offers planograms to convenience store customers to assist in the design of their store and display of products within the store. In addition, customers are able to use ADC's web site to manage their inventory and retail prices, as well as obtain periodic velocity management reports.

ADC has worked to improve its operating efficiency by investing in the latest in systems technology, including computerization of buying and financial control functions. Inventory management has become even more critical due to the significant price of cigarettes. ADC has also sought to reduce inventory expenses by improving the number of times its inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turned
27.5 times in fiscal year 2003. Inventory turns for the past five years are as follows:

                     Fiscal                Times
                      Year            Inventory Turned
                     ------           ----------------
                      2003                 27.5
                      2002                 28.5
                      2001                 26.8
                      2000                 25.4
                      1999                 24.5

By keeping its operating costs down, ADC is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas.

ADC's main office is in Omaha, Nebraska. ADC has six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Wyoming. These distribution centers contain a total of approximately 495,000 square feet of floor space and employ modern equipment for the efficient distribution of the large and diverse product mix. ADC also operates a fleet of approximately 230 delivery vehicles, including straight trucks and over-the-road vehicles with refrigerated trailers.

RETAIL HEALTH FOOD BUSINESS

AMCON's retail health food stores, which are operated as Chamberlin's Market & Cafe ("Chamberlin's" or "CNF") and Akin's Natural Foods Market ("Akin's" or "ANF"), offer over 35,000 different product selections for their customers. Chamberlin's, which was first established in 1935, is an award-winning and highly-acclaimed chain of seven health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, delicatessen items and organic produce. Chamberlin's operates all of its stores in and around Orlando, Florida.

Akin's, also established in 1935, is also an award winning chain of six health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, delicatessen items and organic produce. In the July 2003 issue of Whole Foods Magazine, a national trade periodical, Akin's was named "Retailer of the Year" in the retail health food industry. Akin's has locations in Tulsa (2 stores) and Oklahoma City, Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka, Kansas. Current plans exist to add at least one new store in fiscal 2004.

AMCON's retail health food stores are managed collectively through a main office in Tulsa, OK, but utilize the name recognition of the established health food retail chains that were acquired. The Company endeavors to maintain the local identity of each chain while providing a means to achieve operating synergies leading to cost savings through centralized management of operations.

BEVERAGE BUSINESS

AMCON's beverage business consists of Hawaiian Natural Water Company, Inc. ("HNWC") and The Beverage Group, Inc. ("TBG"). HNWC, which was acquired in December 2001 and is headquartered in Pearl City, HI, was formed in 1994 for the purpose of bottling, marketing and distributing Hawaiian natural spring water in Hawaii, the mainland and foreign markets. HNWC's Hawaiian Springs/R/ brand is the only bottled "natural" spring water available from Hawaii. All other bottled waters produced in Hawaii contain "purified" water, from which chemicals and minerals have been removed by means of reverse osmosis filtration. HNWC draws its Hawaiian Springs water from a well located at the base of the Mauna Loa mountain in Kea'au (near Hilo) on the big island of Hawaii. The water is "bottled at the source" in polyethylene terepthalate ("PET") plastic bottles, which are produced from pre-forms at HNWC's bottling facility. All of HNWC's retail PET products are bottled at its facility in Kea'au, HI. These products consist of the Hawaiian Springs natural spring water line, the Ali'i purified water line and various limited production co-packaged labeled products.

AMCON formed TBG in January 2003 as a wholly-owned subsidiary for the purpose of marketing and distributing HNWC's bottled natural spring water products and other premium specialty beverages. TBG owns the Bahia/R/ tradename and has exclusive marketing and distribution rights in the United States, Canada and Mexico for its beverage portfolio which includes Hype Energy Drink/TM/, Royal Kona Coffee/R/, Bottle Green/R/ and Xterra/R/. Xterra also includes a line of energy bars. TBG has brokerage agreements with several national brokerage firms to expand distribution in the convenience store and health foods channels and markets directly to the grocery store and club store markets. TBG's main office is in Pasadena, CA. TBG maintains inventory in several public warehouses throughout the United States who also operate as consolidators, which allows customers to purchase less than truckload amounts of TBG product in an efficient manner.


ACQUISITIONS AND DISCONTINUED OPERATIONS

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

BUSINESS SEGMENTS

AMCON has three reportable business segments: the wholesale distribution of consumer products; the retail sale of health and natural food products; and a beverage division consisting of HNWC and TBG, which was formed in fiscal 2003. As described above, AMCON disposed of its health food distribution segment during the second quarter of fiscal 2001. The results of the acquired Quincy distribution business are included in the wholesale distribution of consumer products segment due to similar economic characteristics shared by AMCON's existing distribution business and the Quincy distribution business, as well as similar characteristics with respect to the nature of products distributed, the type and class of customers for the distribution products and the methods used to distribute the products. The results of the retail health food stores are included in the retail segment due to similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. The results of HNWC and TBG comprise the beverage segment due to their unique economic characteristics and the nature of the products, as well as the methods used to sell and distribute the products. The segments are evaluated on revenues, gross margins, operating income and income before taxes.

PRINCIPAL PRODUCTS

CIGARETTES. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending 2003, 2002, and 2001 are set forth below (dollars in millions):

                                              Fiscal Year Ended
                                         ----------------------------
                                          2003       2002       2001
                                         ------     ------     ------
          Sales                          $564.8     $640.4     $420.1
          Sales as a % of Total Sales      73.1%      75.6%      72.7%
          Gross Margin                   $ 22.5     $ 24.4     $ 18.1
          Gross Margin as a % of Total
            Gross Margin                   37.5%      39.5%      39.6%
          Gross Margin Percentage           4.0%       3.8%       4.3%

Revenues from the sale of cigarettes during fiscal 2003 decreased by 11.8% as compared to fiscal 2002, while gross profit from the sale of cigarettes decreased by 2.8% during the same period (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Fiscal Year Ended 2003 Versus Year Ended 2002" in the Annual Report to Shareholders for the Fiscal Year Ended September 26, 2003 which is incorporated herein by reference). Sales of cigarettes represented approximately 73% of the Company's sales volume during fiscal 2003. This represents a 2.5% decrease from the prior year and related primarily to a decrease in cigarette prices on Philip Morris and Brown & Williamson brands beginning in the second quarter of 2003. Although the Philip Morris price reduction program was communicated as a temporary reduction, Philip Morris has extended the program through January 2004 and could extend it further. Brown & Williamson has stated that their price reduction program is permanent. In addition, the Company experienced a 9.0% reduction in carton volume in fiscal 2003 compared to fiscal 2002.

Since 1983, ADC has sought to position itself to capitalize on consumer demand for discount or value-priced cigarettes by marketing its own private label cigarettes as a high-quality, value-priced alternative to premium cigarettes. Substantial price increases implemented by manufacturers of premium cigarettes during the late 1980's and early 1990's resulted in a demand for private label cigarettes, which are sold at lower prices than premium brands. Significant manufacturers' price decreases in premium brand cigarettes, aimed at recapturing market share, occurred in 1993 and have caused a steady decline in the sales of private label cigarettes since that time. Sales of ADC's private label cigarettes have declined an average of 35% annually since 1993. Philip Morris USA has manufactured ADC's private label cigarettes since 1988 under an exclusive agreement. The Company entered into a new private label cigarette manufacturing agreement with Philip Morris effective October 1, 2002. The new agreement ends on December 31, 2004, and ADC has two one-year renewal options. Terms of the new agreement are not as favorable to the Company as the prior agreement.





CONFECTIONERY. Candy, related confectionery items and snacks constitute the Company's second largest-selling product line, representing approximately 6.8% of the Company's total sales volume during fiscal 2003. Sales of confectionery items and the gross margin derived therefrom for the fiscal years ending 2003, 2002, and 2001 are set forth below (dollars in millions):

                                              Fiscal Year Ended
                                         ----------------------------
                                          2003       2002       2001
                                         ------     ------     ------
          Sales                          $ 51.4     $ 52.6     $ 39.3
          Gross Margin                      6.4        6.1        4.0
          Gross Margin Percentage          12.5%      11.5%      10.1%

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

OTHER TOBACCO PRODUCTS. Sales of other tobacco products (cigars, snuff, chewing tobacco, etc.) represents AMCON's third largest-selling product line, representing approximately 6.1% of the Company's total sales volume during fiscal 2003. Sales of other tobacco products and the gross margin derived therefrom for the fiscal years ending 2003, 2002 and 2001 are set forth below (dollars in million):

                                              Fiscal Year Ended
                                         ----------------------------
                                          2003       2002       2001
                                         ------     ------     ------

          Sales                          $ 48.3     $ 46.7     $ 32.9
          Gross Margin                      4.0        3.7        2.5
          Gross Margin Percentage           8.3%       7.9%       7.7 %

NATURAL FOODS AND RELATED PRODUCTS. Natural foods and related products, which are primarily sold by the retail segment, constitute the Company's fourth largest-selling product line, representing approximately 4.1% of the Company's total sales volume during fiscal 2003. Sales of natural foods and related products and the gross margin derived therefrom for the fiscal years ending 2003, 2002 and 2001 are set forth below (dollars in millions):

                                              Fiscal Year Ended
                                         ----------------------------
                                          2003       2002       2001
                                         ------     ------     ------
          Sales                          $ 33.1     $ 31.6     $ 31.8
          Gross Margin                     13.2       13.2       11.9
          Gross Margin Percentage          39.8%      41.7%      37.3%





OTHER PRODUCT LINES. Over the past decade, AMCON's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. AMCON's other product lines include bottled water and other beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food products. During fiscal 2003, AMCON's sales of other products decreased $1.3 million or 1.7% due to the loss of several key customers during the year. During fiscal 2003, the gross profit margin on these types of products was 18.8% compared to 19.2% for fiscal 2002.

COMPETITION

The distribution business is highly competitive. There are many similar distribution companies operating in the same geographical regions as ADC.
ADC is one of the largest distribution companies of its kind operating in its market area. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, TX) and Core-Mark International (San Francisco, CA) and regional wholesalers such as Eby-Brown LLP (Chicago, IL) and Farner-Bocken (Carroll, IA), along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to ADC's. ADC seeks to distinguish itself from its competitors by offering a higher level of technology than its smaller competitors and higher level of customer service than its larger competitors.

The natural food retail industry is highly fragmented, with more than 9,000 stores operating independently or as part of small chains. The two leading natural food chains, Whole Foods Market and Wild Oats, continue to expand their geographic markets by opening stores in new markets. In addition, conventional supermarkets and mass market outlets also are increasing their emphasis on the sale of natural products. These strategies have contributed to the saturation of health food retail stores in some markets. This has increased competition in the health food sector and has had a restraining impact on same store sales increases in some markets and a slight reduction in same store sales in other markets.

The retail bottled water and specialty beverage market is highly competitive, with numerous participants selling products often perceived as generic by consumers. The principal bases of competition in the industry are brand recognition, price, water source for bottled water products, and packaging. Price competition has become more pronounced as the industry has matured.
The Company seeks to develop recognition for its brands by differentiating its products from more recognized products in the brand category. The Hawaiian Springs brand of natural spring water is unique because of its water source. HNWC is the only producer of natural spring water from Hawaii. Most other popular brands, such as Aquafina/R/, Dasani/R/, Crystal Geyser/R/, and Arrowhead/R/ are all bottled on the mainland and sell "purified" municipal water, not "natural" or "spring" water. HNWC generally prices this product at or slightly below the price for other premium brands.





TBG's line of Xterra sports beverages is a "natural" sports drink alternative to Gatorade/R/ and Powerade/R/ and the Xterra energy bars were developed as a better tasting, natural alternative to other power bars on the market. HYPE Energy Drink is a cranberry based energy drink alternative to Red Bull/R/. Royal Kona Coffee is a line of "iced" coffee designed to compete against a similar line offered by Starbucks/R/. Management believes that by offering a portfolio of high quality specialty beverages, retailers have the ability to choose products that meet their niche market and offer consumers natural alternatives to more popular brands.

SEASONALITY

Sales in the wholesale distribution and beverage segments are somewhat seasonal by nature and tend to be higher in warm weather months, which generally fall within the Company's third and fourth quarters.

GOVERNMENT REGULATION

Various state government agencies regulate the distribution of cigarettes and tobacco products in several ways, including the imposition of excise taxes, licensing and bonding requirements. Complying with these regulations is a very time-consuming, expensive and labor-intensive undertaking. For example, each state (as well as certain cities and counties) requires the Company to collect excise taxes ranging from $1.20 to $9.80 per carton on all cigarettes sold by it in the state. Such excise taxes must be paid in advance and, in most states, is evidenced by a stamp which must be affixed to each package of cigarettes. A number of states increased their excise tax on cigarettes in fiscal 2002 and 2003, and more are expected to do so in the future.

The Company is also subject to regulation by state and local health departments, the U.S. Department of Agriculture, the Food and Drug Administration, U.S. Department of Transportation and the Drug Enforcement Agency. These agencies generally impose standards for product quality and sanitation, as well as, for security and distribution policies.

The bottled water industry is regulated both in the United States and abroad. Various state and Federal regulations, designed to ensure the quality of the product and the truthfulness of its marketing claims, require HNWC to monitor each aspect of its production process, including its water source, bottling operations and packaging and labeling practices. The Environmental Protection Agency requires a yearly analysis of HNWC's water source by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals). In addition, the Hawaii Department of Health requires weekly microbiological testing of HNWC's source water.

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

ENVIRONMENTAL MATTERS

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

EMPLOYEES

At fiscal year end 2003, the Company had 1,042 full-time and part-time employees in the following areas:

                         Managerial              56
                         Administrative          90
                         Delivery               122
                         Sales & Marketing      447
                         Warehouse              327
                                              -----
                         Total Employees      1,042
                                              =====

All of ADC's delivery employees in the Quincy distribution center, representing 37% of ADC's delivery employees company-wide, are represented by the International Association of Machinists and Aerospace Workers. Management believes its relations with its employees are generally good.

ITEM 2.  PROPERTIES

The location and approximate square footage of the six distribution centers, thirteen retail stores, water bottling and packaging plant and sales and marketing offices operated by AMCON as of fiscal year end 2003 are set forth below:
              Location                        Square Feet
              --------                        -----------
     Distribution - IL, MO, ND, NE, SD & WY     494,600
     Retail - FL, KS, MO, NE & OK               126,600
     Beverage - HI & CA                          20,000
                                                -------
          Total Square Footage                  641,200
                                                =======

AMCON owns its distribution facilities in Quincy, Illinois and Bismarck, North Dakota. These facilities are subject to a first mortgage securing borrowings under the Company's mortgage loan and a second mortgage securing future payments owed in connection with the Merchants Wholesale acquisition (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Capital Resources" in the Annual Report to Shareholders for the Fiscal Year Ended 2003 which is incorporated herein by reference).

AMCON leases its remaining distribution facilities, retail stores, water bottling plant, offices and certain equipment under noncancellable operating and capital leases. Leases for the four distribution facilities, thirteen retail stores and water bottling and packaging plant leased by the Company have base terms expiring from 2004 to 2052. Minimum future lease commitments for these properties and equipment total approximately $24.8 million as of fiscal year end 2003.

AMCON also has future lease obligations for a facility and equipment related to the discontinued operations of its former health food distribution business. The Company estimated its ultimate liabilities related to these leases and recorded a charge to earnings during the second quarter of fiscal 2001. The Company negotiated a termination settlement during fiscal 2002 on its former Arizona facility and entered into a sublease agreement on the remaining facility in Florida. The sub-tenant of the Florida facility was in default as of fiscal year end 2003 and the Company began eviction proceedings. The Company incurred approximately $0.1 million of expenses associated with the facility during fiscal 2003. Management expects there will be further expenditures incurred on the Florida facility in fiscal 2004 prior to finding another sub-tenant for the property. These expenditures will be expensed as incurred. However, management is confident that the building can be subleased, so no amount related to the lease obligation has been recorded in the reserve for discontinued operations. Any differences between these expense estimates and their actual settlement will change the loss accordingly.

Management believes that its existing facilities are adequate for the Company's present level of operations; however, larger facilities and additional cross-dock facilities and retail stores may be required to accommodate the Company's anticipated growth in certain market areas.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to claims and litigation in the ordinary course of its business. However, in the opinion of management, no currently pending legal proceedings or claims against the Company will, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.




ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The Company's day-to-day affairs are managed by its executive officers, who are appointed by the Board of Directors for terms of one year. The Company has entered into employment agreements with Mr. Wright and Ms. Evans each with a term expiring on December 31, 2004. These executive officers are as follows:

       Name                Age                      Position
       ----                ---                      --------
William F. Wright           61             Chairman of the Board, Director
Kathleen M. Evans           56             President, Director
Eric J. Hinkefent           42             President of CNF and HFA
Michael D. James            42             Secretary, Treasurer and
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

ERIC J. HINKEFENT has served as President of both Chamberlin Natural Foods, Inc. and Health Food Associates, Inc. since October 2001. Prior to that time he served as President of Health Food Associates, Inc. beginning in 1993. He has also served on the board of The Healthy Edge, Inc. from 1999 through 2003. Mr. Hinkefent is a graduate of Oklahoma State University.

MICHAEL D. JAMES became Treasurer and Chief Financial Officer of the Company in June 1994. In November 1997, he assumed the responsibilities of Secretary of the Company. He is a certified public accountant and is responsible for all financial and reporting functions within the Company. Prior to joining AMCON, Mr. James practiced accounting for ten years with the firm of PricewaterhouseCoopers LLP, serving as the senior tax manager of the Omaha, Nebraska office from 1992 until 1994. Mr. James is a graduate of Kansas State University.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 26, 2003 under the heading "Market for Common Stock."




ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 26, 2003 under the heading "Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 26, 2003 under the heading "Management's Discussion and Analysis."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 26, 2003 under the heading "Management's Discussion and Analysis - Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and accompanying notes, together with the report of independent accountants, are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 26, 2003 under the heading "Consolidated Financial Statements." Supplemental financial information is incorporated by reference from the Annual Report to Shareholders for the fiscal year ended September 26, 2003 under the heading "Selected Quarterly Financial Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.A.  CONTROLS AND PROCEDURES

The Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that review and evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.





                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant's Proxy Statement to be used in connection with the 2004 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company Common Stock. Officers, directors and greater-than-ten-percent shareowners are required by SEC regulation to furnish the Company with copies of such Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended 2003 with all Section 16(a) filing requirements applicable to the Company officers, directors and greater-than-ten-percent beneficial owners.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Chairman, President, Chief Financial Officer and Controller, as required by Section 406 of the Sarbanes Oxley Act of 2002. A copy of the Code of Ethics is attached to this Form 10-K as Exhibit 14.1.

ITEM 11.  EXECUTIVE COMPENSATION

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant's Proxy Statement will contain under the captions "Voting Securities and Beneficial Ownership Thereof by Principal Stockholders, Directors and Officers" and "Equity Compensation Plan Information" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant's Proxy Statement will contain under the caption "Certain Relationships and Related Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant's Proxy Statement will contain under the caption "Ratification of Appointment of Independent Auditor" the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements of AMCON Distributing Company are incorporated by reference under Item 8. The Annual Report to Shareholders for the Fiscal Year Ended September 26, 2003 is attached as Exhibit 13.1.

                                                           Reference Page
                                                           --------------
       Independent Auditors' Report                             F-1
       Consolidated Balance Sheets as of Fiscal Years
          Ended 2003 and 2002                                   F-2
       Consolidated Statements of Operations for the
          Fiscal Years Ended 2003, 2002 and 2001                F-3
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income (Loss) for the Fiscal
          Years Ended 2003, 2002 and 2001                       F-4
       Consolidated Statements of Cash Flows for the
          Years Ended September 30, 2003, 2002 and 2001         F-5
       Notes to Consolidated Financial Statements               F-6

   (2) Financial Statement Schedules

       Independent Auditors' Report of Deloitte & Touche LLP

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

10.7 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.8 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.9 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.10 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.11 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.12 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.13 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to
       Exhibit 10.13 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.14 Swap Transaction Confirmation ($10,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association
       (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.15 Swap Transaction Confirmation ($5,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association
       (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements which are incorporated herein by reference to Item 8 of Part II herein)

13.1  Annual Report to Shareholders for the Fiscal Year Ended September 26,
      2003

14.1  Code of Ethics for Principal Executive and Financial Officers

21.1  Subsidiaries of the Company

23.1  Consent of Deloitte & Touche LLP

31.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

None
















                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 24th day of December, 2003.


                                          AMCON DISTRIBUTING COMPANY

                                          By: /s/ William F. Wright
                                          -------------------------
                                          William F. Wright, Chairman








































Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 24th day of December, 2003.

          Signature                                 Title
          ---------                                 -----

/s/ William F. Wright           Chairman of the Board, (Principal Executive
------------------------          Officer), and Director
William F. Wright


/s/ Kathleen M. Evans           President and Director
------------------------
Kathleen M. Evans


/s/ Michael D. James            Secretary, Treasurer and Chief Financial
------------------------          Officer (Principal Financial and
Michael D. James                  Accounting Officer)


/s/ Raymond F. Bentele          Director
------------------------
Raymond F. Bentele


/s/ William R. Hoppner          Director
------------------------
William R. Hoppner


/s/ J. Tony Howard              Director
------------------------
J. Tony Howard


/s/ John R. Loyack              Director
------------------------
John R.  Loyack


/s/ Stanley Mayer               Director
------------------------
Stanley Mayer


/s/ Allen D. Petersen           Director
------------------------
Allen D. Petersen


/s/ Timothy R. Pestotnik        Director
------------------------
Timothy R. Pestotnik

                    INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of AMCON Distributing Company:

We have audited the consolidated financial statements of AMCON Distributing Company and its subsidiaries (the "Company") as of September 26, 2003 and September 27, 2002, and for each of the three years in the period ended September 26, 2003 and have issued our report thereon dated December 24, 2003; such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item
15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
December 24, 2003



                                     S-1


































                         AMCON Distributing Company
                        Financial Statement Schedule



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                 Net
                                                               Amounts
                           Balance at           Provision    (Written Off)         Balance at
   Description         Beginning of Period      (Benefit)      Recovered          End of Period
------------------    ----------------------    ---------    -------------    -----------------------
Allowance for
 doubtful accounts    Sep 29, 2000   329,069      427,852      (140,742)      Sep 28, 2001   616,179
                      Sep 28, 2001   616,179      390,063      (364,768)      Sep 27, 2002   641,474
                      Sep 27, 2002   641,474      166,417        27,725       Sep 26, 2003   835,616

Allowance for
 inventory
 obsolescence         Sep 29, 2000         -       222,883            -       Sep 28, 2001   222,883
                      Sep 28, 2001   222,883        20,387            -       Sep 27, 2002   243,270
                      Sep 27, 2002   243,270        71,035      (21,000)      Sep 26, 2003   293,305



                                      S-2