Form 10-K/A
period 2003-09-26
AMCON DISTRIBUTING CO
filed 2004-01-26
CIK 928465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K/A
                            (Amendment No. 1)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 26, 2003
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


                          - Explanatory Note -
                          --------------------

AMCON Distributing Company ("AMCON" or the "Company") is amending its annual report on Form 10-K for the year ended September 26, 2003 ("Form 10-K") to include the information required by Part III of the Form 10-K. The Company filed its Form 10-K on December 24, 2003 and incorporated many sections of
Part III by reference to the Company's Proxy Statement. On January 20, 2004, the Company announced a reverse stock split which requires the filing of a preliminary proxy statement with the Securities and Exchange Commission. The preliminary proxy statement was filed on January 20, 2004, but the minimum 10 day waiting period will prevent the Company from filing its definitive proxy statement within the applicable time frame allowed for incorporating by reference information into the Company's Form 10-K. Therefore, the Company is filing this amended Form 10-K/A to include such information and to remove references to the proxy statement. In addition, the Company is deleting Item 4A and moving the previously reported information to Item 10. Except as so indicated, the Company has made no other changes to its Annual Report on Form 10-K for the year ended September 26, 2003.


                         AMCON DISTRIBUTING COMPANY
                         --------------------------
                       2003 FORM 10-K/A ANNUAL REPORT
                       ------------------------------
                             Table of Contents
                             -----------------
                                                                       Page
                                                                       ----

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..........   3

Item 11.  Executive Compensation......................................   5

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   8

Item 13.  Certain Relationships and Related Transactions.  ...........  11

Item 14.  Principal Accountant Fees and Services......................  12

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ........................................  12



























                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

The table below sets forth certain information regarding the directors of the Company. The Board of Directors has determined that Messrs. Mayer, Bentele, Pestotnik, Peterson and Loyack are independent directors of the Company under the new listing standards adopted by the American Stock Exchange. All members of the Board of Directors have held their positions with the companies (or their predecessors) set forth under "Principal Occupation" for at least five years, unless otherwise indicated.

                                         Principal                         Director  Term To
Name                    Age              Occupation                         Since    Expire
------------------      ---    -----------------------------------------   --------  -------
                                          NOMINEES

William F. Wright        61    Chairman and Principal Executive              1986     2004
                                Officer of the Company

William R. Hoppner       53    Attorney/1/                                   1994     2004

Stanley Mayer            58    Consultant/2/                                 2002     2004

                                DIRECTORS CONTINUING IN OFFICE

J. Tony Howard           59    President of Nebraska Distributing
                                Company                                      1986     2005

Allen D. Petersen        62    Chairman of Draupnir LLC/3/                   1993     2005

Raymond F. Bentele       67    Retired, Former Chairman, President and
                                Chief Executive Officer Mallinckrodt,
                                Inc./4/                                      2002     2005

Kathleen M. Evans        56    President of the Company                      1986     2006

Timothy R. Pestotnik     43    Attorney, Partner in the law firm Luce,
                                Forward, Hamilton & Scripps, LLP             1998     2006

John R. Loyack           40    Senior Vice President and Chief Financial
                                Officer of PNM Resources, Inc./5/            2003     2006

-----------
/1/ Mr. Hoppner is engaged in the private practice of law. Most recently, from 1999 to 2003, he served in an Of Counsel position to the law firm Rehm and Bennett, P.C. From 1997 through 1998, Mr. Hoppner pursued a political career during which he resigned from our Board of Directors.

/2/ Since 2002, Mr. Mayer has been a consultant to various companies regarding financial and strategic planning matters. Mr. Mayer served as Chief Financial Officer for Donruss Playoff, Inc. from 2001 to 2002 and as Vice President of Southern Union Company from 1998 through 2001.

/3/ Mr. Petersen became Chairman of Draupnir LLC in June 2002. For over 10 years prior to that time, Mr. Petersen was Chairman and Chief Executive Officer of American Tool Companies, Inc. Mr. Petersen is also a director of Gold Banc Corporation, Inc., a public bank holding company.

/4/ Mr. Bentele served as President and Chief Executive Officer of Mallincrodt, Inc. from 1981 until his retirement in 1992. He currently serves as a director of Kellwood Company, IMC Global, Inc. and Leggett & Platt, Inc.

/5/ Prior to serving in his current position, Mr. Loyack served as Vice President and Chief Accounting Officer at PNM Resources and Director of Financial Accounting and Reporting for Union Pacific Corporation. Mr. Loyack was appointed to the Board of Directors in September 2003.

The Board of Directors has established and assigned certain responsibilities to an Audit Committee. The members of the Audit Committee are Timothy R. Pestotnik (chairman), John R. Loyack and Stanley Mayer. The Board of Directors has determined that all members of the Audit Committee are independent directors under the rules of the Securities and Exchange Commission and under the new listing standards adopted by the American Stock Exchange. In addition, the Board of Directors has determined that Mr. Loyack and Mr. Mayer qualify as "audit committee financial experts" under the rules of the Securities and Exchange Commission.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Chairman, President, Chief Financial Officer and Controller, as required by Section 406 of the Sarbanes Oxley Act of 2002. A copy of the Code of Ethics was attached as Exhibit 14.1 to the Company's Form 10-K filed on December 24, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Prior to January 1, 2003, directors who were not employees of the Company were paid an annual fee of $20,000, plus $500 for each board meeting (including committee meetings) attended in person or by teleconference.

Beginning January 1, 2003, directors who are not employees of the Company are paid according to the following annual scale with no payment of meeting fees:

           Audit Committee - Chair          $40,000
           Audit Committee - Member         $35,000
           Nominating Committee - Chair     $35,000
           All Other Outside Directors      $30,000

In addition, all directors are reimbursed for out-of-pocket expenses related to attending board and committee meetings. Non-employee directors are eligible to receive awards of nonqualified stock options which entitle them to purchase shares of our common stock at an exercise price equal to the fair market value of the stock on the date of grant. Option grants to non-employee directors are not issued under the Company's 1994 Stock Option Plan. Such option grants are recommended on an annual basis by the Compensation

Committee, subject to approval by the Board of Directors. These stock options also have varying vesting schedules ranging up to five years and expire ten years after the date of grant. During fiscal year 2003, stock options to purchase 5,000 shares of common stock were granted to Mr. Loyack at an exercise price of $4.71 per share.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information regarding the annual and long-term compensation awarded to, earned by or paid by the Company and its subsidiaries to the Company's Chairman and the other three highest paid executive officers of the Company ("Named Officers") for services rendered during fiscal years 2003, 2002, and 2001. No other executive officers of the Company earned salary and bonus in fiscal year 2003 in excess of the disclosure threshold established by federal securities laws.

                          Summary Compensation Table

                                                                    Long-Term Compensation
                                                              ---------------------------------
                              Annual Compensation                      Awards           Payouts
                     ---------------------------------------  ------------------------  -------
   (a)               (b)      (c)       (d)       (e)            (f)          (g)         (h)         (i)
                                                  /1/                                     /2/         /3/
                                                              Restricted   Securities
Name and                                        Other Annual    Stock      Underlying    LTIP      All Other
Principal                   Salary     Bonus    Compensation   Award(s)   Options/SARs  Payouts   Compensation
Position             Year     ($)       ($)          ($)         ($)          (S)         ($)         ($)
------------         ----   -------   -------   ------------  ----------  ------------  -------   ------------

William F. Wright,   2003   409,450   102,400      63,645         -            -           -         9,095
Chairman             2002   393,700    40,000        -            -            -           -         9,935
                     2001   378,560   113,568        -            -            -           -         9,048

Kathleen M. Evans,   2003   321,710   160,900        -            -            -           -         8,907
President            2002   309,340   155,000        -            -            -           -         8,463
                     2001   297,440    90,000        -            -            -           -        10,657

Michael D. James,    2003   162,500    40,000        -            -            -           -         7,379
Secretary,           2002   155,000    25,000        -            -            -           -         7,333
Treasurer and        2001   145,000    25,000        -            -            -           -         6,612
Chief Financial
Officer

Eric J. Hinkefent,   2003   125,000      -           -            -            -           -         5,103
President of Health  2002   102,700    16,000        -            -            -           -         4,045
Food Associates,     2001   100,000      -           -            -            -           -         2,240
Inc. and Chamberlin
Natural Foods, Inc.

--------------------
/1/ Amount for fiscal 2003 consists of (i) the value of split dollar life insurance of $39,645 and (ii) auto allowance of $24,000 for Mr. Wright. No disclosure is required in this column for any other named executive officer pursuant to applicable Securities and Exchange Commission regulations, as the aggregate value of items covered by this column does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown for each respective executive officer named.

/2/ The Company does not have a long-term incentive plan as defined in
Item 402 of Regulation S-K under the Securities Exchange Act of 1933, as amended.

/3/ These amounts for fiscal year 2003 consist of (i) contributions to the Company's Profit Sharing Plan of $8,000, $8,000, $7,379 and $5,103 for Mr. Wright, Ms. Evans, Mr. James and Mr. Hinkefent, respectively, and (ii) the values of term life insurance of $1,095 and $907 for Mr. Wright and Ms. Evans, respectively.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

No options were granted during fiscal year 2003 to the Named Officers listed in the Summary Compensation Table.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth certain information concerning options exercised during fiscal year 2003, the number of unexercised options and the value of unexercised options at the end of fiscal year 2003 for the Named Officers listed in the Summary Compensation Table.


      (a)              (b)            )                (d)                  (e)
                                                     Number of            Value of
                                                    Securities          Unexercised
                                                    Underlying         In-the-Money
                                                    Unexercised       Options/SARs at
                                                  Options/SARs at       Fiscal Year
                      Shares                     Fiscal Year End(#)      End($)/1/
                     Acquired
                        on            Value          Exercisable/        Exercisable/
Name                Exercise(#)   Realized ($)      Unexercisable       Unexercisable
-----------------   -----------   ------------   ------------------   ------------------
William F. Wright       -0-           -0-           6,600 /     0              0 /  0
Kathleen M. Evans       -0-           -0-          38,500 /     0        $68,850 /  0
Michael D. James       2,200        $3,250         15,680 / 4,120        $16,065 /  0
Eric J. Hinkefent       -0-           -0-           4,400 / 1,100              0 /  0

-------------------
/1/ Based on the difference between the closing sale price of the Company's common stock on September 26, 2003 and the exercise price of the options.

LONG-TERM INCENTIVE PLANS AND OTHER MATTERS

The Company does not maintain a long-term incentive plan or pension plan (as defined in Item 402 of SEC Regulation S-K) for the Named Officers and has not repriced any options or SARs for any Named Officer during the last fiscal year.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with William F. Wright, the Chairman of the Board, and Kathleen M. Evans, President of the Company. Each such agreement has a term expiring on December 31, 2004 and is automatically extended each December 31 for one additional year unless either the Company or the executive delivers a notice of non-extension at least 90 days prior to the scheduled automatic renewal date. Each agreement provides for the payment of a base salary in each year during the term thereof and provides that the executive shall be eligible to receive a bonus based upon performance in an amount determined by the Compensation Committee.

The Company has entered into an employment agreement with Eric J. Hinkefent, the President of Health Food Associates, Inc. and Chamberlin Natural Foods, Inc. The agreement has a term expiring on September 30, 2004 and is automatically extended each September 30 for one additional year unless either the Company or the Mr. Hinkefent delivers a notice of non-extension at lease 90 days prior to the scheduled automatic renewal date. The agreement provides for a base salary in each year of the term thereof and provides that Mr. Hinkefent shall be eligible to receive a bonus of up to a maximum of 75% of his base salary based upon performance as determined by the Compensation Committee.

If an employment agreement terminates due to an executive's disability or death, the executive or his or her personal representative are entitled to receive the executive's base salary for a period of six months following the termination. If an employment agreement is terminated for reasons other than serious misconduct (as defined in the agreements), the terminated executive is entitled to receive a severance package equal to such executive's current base salary plus his or her previous year's bonus. Each executive is also be eligible to participate in the Company's 1994 Stock Option Plan and in other employee benefit plans maintained by the Company, including health and life insurance plans. Each agreement contains provisions under which the executive has agreed to maintain the confidentiality of information concerning the Company and its affairs and a covenant not to compete with the Company for a period of one year after such executive's employment with the Company terminates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

There were no compensation committee interlocks and no insider participation in compensation decisions during fiscal 2003 that are required to be reported under the rules and regulations of the Securities Exchange Act of 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF OUR COMMON STOCK BY OUR DIRECTORS AND OFFICERS AND OTHER PRINCIPAL STOCKHOLDERS

The following table sets forth, as of the Record Date, the shares of common stock beneficially owned by each director, each nominee for director, each of the executive officers named in the Summary Compensation Table in this proxy statement, and all present executive officers and directors as a group. The shares beneficially owned by our executive officers and directors, excluding options, account for approximately 44.6% of the total shares outstanding on the Record Date and entitled to vote at the Annual Meeting. We believe that all of these shares will be voted "FOR" each of the proposals set forth in this proxy statement. In addition to outstanding shares, executive officers and directors are deemed to beneficially own shares that they may acquire by exercising vested stock options or options that will vest within 60 days of the Record Date. While these additional shares are included in the following table, none of these additional shares are eligible to vote at the Annual

Meeting even if the options were to be exercised prior to the date of the Annual Meeting since the Record Date has already passed. The following table also sets forth the beneficial ownership by each other person believed by us to beneficially own 5% or more of our outstanding common stock as of the Record Date.

                                                          Number of
                                                            Shares         Percent
                                                         Beneficially        of
          Name                                              Owned           Class /1/
------------------------                                 ------------      -------

William F. Wright, Director, Chairman of the Board          783,758 /2/     24.68

Kathleen M. Evans, Director, President                      185,036 /3/      5.77

Michael D. James, Chief Financial Officer,
 Secretary and Treasurer                                     19,180 /4/         *

Eric J. Hinkefent, President of Health Food
 Associates, Inc. and Chamberlin Natural Foods, Inc.          4,400 /5/         *

J. Tony Howard, Director                                    177,446 /6/      5.55

Allen D. Petersen, Director                                 259,238 /7/      8.13

Timothy R. Pestotnik, Director                              240,298 /8/      7.56

William R. Hoppner, Director                                101,265 /9/      3.19

Stanley Mayer, Director                                       5,000 /10/        *

Raymond F. Bentele, Director                                  5,000 /11/        *

John R. Loyack, Director                                      5,000 /12/        *

All executive officers and directors
 as a group (11 persons)                                  1,558,523         47.04


OTHER PRINCIPAL STOCKHOLDERS
----------------------------

Wendy M. Wright /13/                                        253,252          7.99

Ane Patterson Shields /14/                                  160,784          5.07
----------------------------
* Less than 1% of class.

/1/ Unless otherwise noted, each director and executive officer owned his or her shares directly and has sole voting and investment power over his or her shares.

/2/ Includes 61,750 shares of common stock held by AMCON Corporation, over which Mr. Wright has voting and dispositive powers. Also includes options to purchase 6,600 shares of common stock at an exercise price of $9.00 per share which may be exercised currently.

/3/ Includes options to purchase 38,500 shares of common stock at an average exercise price of $3.41 per share which may be exercised currently.

/4/ Includes options to purchase 15,880 shares of common stock at an average exercise price of $5.14 per share which may be exercised currently. Mr. James also holds unvested options to acquire 3,920 shares of common stock at an average exercise price of $6.49 per share.

/5/ Consists of options to purchase 4,400 shares of common stock at an exercise price of $7.61 per share which may be exercised currently. Mr. Hinkefent also holds unvested options to acquire 1,100 shares of common stock at an exercise price of $7.61 per share.

/6/ Includes options to purchase 29,700 shares of common stock at an average exercise price of $3.68 per share which may be exercised currently.

/7/ Includes 227,098 shares of common stock held by the Lifeboat Foundation, over which Mr. Petersen shares voting power as a director and 13,440 shares held by the 2003 Allen D. Petersen Irrevocable Trust, over which Mr. Petersen has sole voting power as sole trustee. Also includes options to purchase 18,700 shares of common stock at an average exercise price of $4.30 per share which may be exercised currently.

/8/ Includes 227,098 shares of common stock held by the Lifeboat Foundation, over which Mr. Pestotnik shares voting power as a director, and options to purchase 7,700 shares of common stock at an average exercise price of $6.72 per share which may be exercised currently.

/9/ Includes options to purchase 7,700 shares of common stock at an average exercise price of $6.72 per share which may be exercised currently.

/10/ Consists of options to purchase 5,000 shares of common stock at an exercise price of $4.48 per share which may be exercised currently.

/11/ Consists of options to purchase 5,000 shares of common stock at an exercise price of $4.50 per share which may be exercised currently.

/12/ Consists of options to purchase 5,000 shares of common stock at an exercise price of $4.71 per share which may be exercised currently.

/13/ 12660 Carmel County Rd. #83, San Diego, CA  92130.

/14/ 3055 St. Thomas Drive, Missoula, Montana 59803.
















EQUITY COMPENSATION PLAN INFORMATION

The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of September 26, 2003:

                                      (a)                     (b)                        (c)
                                                                                 Number of securities
                              Number of securities                               remaining available
                               to be issued upon       Weighted-average          for future issuance
                            exercise of outstanding     exercise price of     under equity compensation
                               options, warrants      outstanding options,   plans (excluding securities
Plan category                      and rights          warrants and rights     reflected in column (a))
-------------------------   -----------------------   --------------------   ---------------------------
Equity compensation plans
 approved by security
 holders/1/                        231,050                   $ 5.22                   246,780

Equity compensation plans
 not approved by security
 holders/2/                         83,800                   $ 4.55                      -
                             ----------------------   --------------------   ---------------------------
Total....................          314,850                   $5.04                    246,780
                             ======================   ====================   ===========================

-----------------------
/1/ The Company's 1994 Stock Option Plan allows for the issuance of up to 550,000 shares of common stock. As of December 19, 2003, 246,780 shares of common stock were available for issuance under the Company's 1994 Stock Option Plan.

/2/ Represents stock options to purchase 78,800 shares of common stock issued to non-employee directors as described in "Compensation of Directors" and stock options to purchase 5,000 shares of common stock issued to an employee pursuant to an individual compensation arrangement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

William F. Wright, Kathleen M. Evans, J. Tony Howard and Allen D. Petersen are officers, directors or stockholders of AMCON Corporation which is engaged in the beer distribution business in eastern Nebraska through a wholly owned subsidiary. AMCON Corporation provides the Company with offices and administrative services and the Company reimburses AMCON Corporation for a proportionate share of the costs of these offices and services based upon our respective usages. The Company paid AMCON Corporation $60,000 during fiscal 2003 under this arrangement. In fiscal 2004, the Company will pay AMCON Corporation $66,000 under this arrangement. The Company believes the terms on which AMCON Corporation supplies these offices and services to the Company are no less favorable than would otherwise be available from unaffiliated parties.

The Company has an agreement with William R. Hoppner, one of our directors, for consulting services in connection with our retail health food operations. During fiscal 2003, the Company paid Mr. Hoppner $90,000 for his services under this agreement, plus reimbursement for his out-of-pocket expenses. Mr. Hoppner is currently providing consulting services to the Company on a month-by-month basis and receives a fee of $7,500 per month.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were paid to D&T by the Company for professional services for fiscal 2003 and 2002, respectively.

AUDIT FEES. D&T billed the Company a total $168,000 and $110,000 in fiscal 2003 and 2002, respectively, for professional services rendered for the audit of the Company's annual financial statements for those fiscal years and to review the Company's interim financial statements included in its Quarterly Reports on Form 10-Q filed with the SEC during those years.

AUDIT-RELATED FEES. D&T billed the Company $16,090 and $16,000 in fiscal 2003 and 2002, respectively, for audit-related services. Audit-related services generally include fees for the audits of the Company's employee benefit plans and fees incurred in connection with business acquisitions and compliance with the Sarbanes-Oxley Act and related regulatory matters.

TAX FEES. In fiscal 2003 and 2002, D&T billed the Company $41,786 and $26,660, respectively, for tax services. Tax services consisted primarily of preparation of tax returns and general advice relating to tax issues and compliance.

ALL OTHER FEES. D&T billed the Company $64,595 and $0 in fiscal 2003 and 2002, respectively, for services rendered to the Company, other than the services described under the above captions. These services consisted primarily of advice relating to internal control documentation, review of valuation reports and audit workpaper review by other accountants.

The Audit Committee approved all services provided by D&T during fiscal year 2003 and has determined that the provision of these services did not adversely affect D&T's independence. It is currently the policy of the Audit Committee to review and approve all services provided by D&T to the Company.

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) Exhibits

31.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act




                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 26th day of January, 2004.


                                          AMCON DISTRIBUTING COMPANY

                                          By: /s/ William F. Wright
                                          -------------------------
                                          William F. Wright, Chairman








































