Form 10-Q
period 2003-12-26
AMCON DISTRIBUTING CO
filed 2004-02-09
CIK 928465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 26, 2003

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

The Registrant had 3,169,154 shares of its $.01 par value common stock outstanding as of February 2, 2004.



                                                                Form 10-Q
                                                               1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          December 2003 and September 2003                                3

          Condensed consolidated statements of operations
          for the three months ended December 2003 and 2002               4

          Condensed consolidated statements of cash flows
          for the three months ended December 2003 and 2002               5

          Notes to unaudited condensed consolidated
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     20

Item 4.   Controls and Procedures                                        21

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               21













                                     2










PART I -  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                 Condensed Consolidated Balance Sheets
                                   December 2003 and September 2003
----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                        December 2003     September 2003
                                                         ------------     --------------
                  ASSETS
Current assets:
  Cash                                                  $    622,984       $    668,073
  Available-for-sale investments                              97,500            512,694
  Accounts receivable, less allowance for doubtful
    accounts of $0.8 million and $0.8 million,
    respectively                                          25,463,399         28,170,129
  Inventories                                             33,646,348         32,489,051
  Income tax receivable                                       12,242                  -
  Deferred income taxes                                    1,568,476          1,568,476
  Other                                                      584,945            581,950
                                                        ------------       ------------
          Total current assets                            61,995,894         63,990,373

Fixed assets, net                                         16,790,340         16,951,615
Goodwill                                                   6,091,397          6,091,397
Other intangible assets                                   11,340,720         11,420,542
Other assets                                               1,302,231          1,045,503
                                                        ------------       ------------
                                                        $ 97,520,582       $ 99,499,430
                                                        ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 18,439,514       $ 15,092,091
  Accrued expenses                                         3,610,175          3,715,370
  Accrued wages, salaries, bonuses                         1,675,260          1,462,678
  Income tax payable                                               -            540,414
  Current liabilities of discontinued operations             108,951            117,612
  Current portion of long-term debt                       10,470,304         15,348,167
  Current portion of subordinated debt                     7,692,666          7,762,666
                                                        ------------       ------------
          Total current liabilities                       41,996,870         44,038,998
                                                        ------------       ------------

Deferred income taxes                                      1,258,473          1,367,367
Non-current liabilities of discontinued operations            14,025            161,025
Long-term debt, less current portion                      35,732,436         35,654,423
Subordinated debt, less current portion                      976,220            976,220

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 3,169,154 and 3,168,954
    issued, respectively                                      31,692             31,690
  Additional paid-in capital                               5,998,497          5,997,977
  Accumulated other comprehensive income,
    net of tax of $0.03 million and $0.1 million,
    respectively                                              42,164            220,732
  Retained earnings                                       11,470,205         11,050,998
                                                        ------------       ------------
          Total shareholders' equity                      17,542,558         17,301,397
                                                        ------------       ------------
                                                        $ 97,520,582       $ 99,499,430
                                                        ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     3

                      AMCON Distributing Company and Subsidiaries
                    Condensed Consolidated Statements of Operations
                   for the three months ended December 2003 and 2002
                                       (Unaudited)
----------------------------------------------------------------------------
                                                   2003             2002
                                              -------------     ------------
Sales (including excise taxes of
 $45.3 million and $41.7 million,
 respectively)                                $ 193,037,116    $ 197,720,887

Cost of sales                                   177,972,857      183,877,011
                                              -------------    -------------
     Gross profit                                15,064,259       13,843,876
                                              -------------    -------------
Selling, general and administrative
 expenses                                        13,370,097       12,175,703
Depreciation and amortization                       561,118          556,346
                                              -------------    -------------
                                                 13,931,215       12,732,049
                                              -------------    -------------

     Income from operations                       1,133,044        1,111,827
                                              -------------    -------------
Other expense (income):
  Interest expense                                  778,908          843,655
  Other income, net                                (430,108)        (171,802)
                                              -------------    -------------
                                                    348,800          671,853
                                              -------------    -------------

Income before income taxes                          784,244          439,974
Income tax expense                                  270,000          165,000
                                              -------------    -------------

Net income                                    $     514,244    $     274,974
                                              =============    =============

Earnings per share:
   Basic                                      $        0.16    $        0.09
                                              =============    =============
   Diluted                                    $        0.16    $        0.09
                                              =============    =============

Dividends per share                           $        0.03    $        0.03
                                              =============    =============

Weighted average shares outstanding:
  Basic                                           3,168,987        3,157,790
  Diluted                                         3,213,292        3,232,023


The accompanying notes are an integral part of these condensed consolidated financial statements.


                     AMCON Distributing Company and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                  for the three months ended December 2003 and 2002
                                   (Unaudited)
---------------------------------------------------------------------------------
                                                         2003            2002
                                                     ------------    ------------
Net cash flows from operating activities             $  4,759,176    $ 12,602,635
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                              (422,123)       (506,634)
  Proceeds from sales of fixed assets                      55,000           9,925
  Proceeds from sales of available-for-sale
   securities                                             457,053               -
                                                     ------------    ------------

  Net cash flows from investing activities                 89,930        (496,709)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on bank credit agreements               (4,745,546)    (12,033,703)
  Payments on long-term debt and
   subordinated debt                                     (149,172)       (104,422)
  Proceeds from exercise of stock options                     523          20,489
  Retirement of common stock                                    -              (6)
                                                     ------------    ------------
  Net cash flows from financing activities            ( 4,894,195)    (12,117,642)
                                                     ------------    ------------

Net decrease in cash                                      (45,089)        (11,716)

Cash, beginning of period                                 668,073         130,091
                                                     ------------    ------------

Cash, end of period                                  $    622,984    $    118,375
                                                     ============    ============

Supplemental cash flow information:
  Cash paid during the period for interest           $    855,112    $  1,233,678
  Cash paid during the period for income taxes            879,813         160,531


The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                           December 2003 and 2002
----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of AMCON Distributing Company and its subsidiaries ("AMCON" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended September 26, 2003, which are included in the Company's Annual Report to Shareholders filed with Form 10-K ("2003 Annual Report"). Results for the interim period are not necessarily indicative of results to be expected for the entire year.

AMCON's fiscal first quarters ended on December 26, 2003 and December 27, 2002. For convenience, the fiscal first quarters have been indicated as December 2003 and 2002, respectively. Each fiscal quarter was comprised of 13 weeks.

Stock-based Compensation
------------------------
AMCON maintains a stock-based compensation plan which provides that the Compensation Committee of the Board of Directors may grant incentive stock options and non-qualified stock options. AMCON accounts for stock option grants using the intrinsic value method under which compensation cost is measured by the excess, if any, of the fair market value of its common stock on the date of grant over the exercise price of the stock option. Accordingly, stock-based compensation cost related to stock option grants is not reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.

The following table provides required pro forma information regarding net income and earnings per share assuming the Company recognized expense for its stock options using the fair value method rather than the intrinsic value method. The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model. Pro forma net income and earnings per share are as follows:

                                          For the three months
                                             ended December
                                       -------------------------
                                          2003          2002
                                       -----------   -----------
Net earnings
============

Net income as reported                 $   514,244   $   274,974

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                              (15,303)      (15,512)
                                       -----------   -----------
Pro forma net income                   $   498,941   $   259,462
                                       ===========   ===========

Earnings per share
================

As reported: Basic                     $      0.16   $      0.09
                                       ===========   ===========
             Diluted                   $      0.16   $      0.09
                                       ===========   ===========

Pro forma:   Basic                     $      0.16   $      0.08
                                       ===========   ===========
             Diluted                   $      0.16   $      0.08
                                       ===========   ===========


2.  INVENTORIES:

Inventories consisted of the following at December 2003 and September 2003:

                                December        September
                                  2003            2003
                              ------------    ------------
      Finished goods          $ 36,946,178    $ 35,877,552
      Raw materials                512,292         310,242
      LIFO reserve              (3,812,122)     (3,698,743)
                              ------------    ------------
                              $ 33,646,348    $ 32,489,051
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail and are stated at the lower of cost (last-in, first-out or "LIFO" method) or market. The retail health food operation utilizes the retail LIFO inventory method of accounting stated at the lower of cost (LIFO) or market. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods. The Company's finished goods inventory includes materials, labor and manufacturing overhead costs. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. The LIFO reserve at December 2003 and September 2003 represents the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. An allowance for obsolete inventory is maintained to reflect the expected unsaleable or unrefundable inventory based on evaluation of slow moving products.


3.  OTHER INTANGIBLE ASSETS:

Other intangible assets at December 2003 and September 2003 consisted of the following:

                                                         December       September
                                                           2003            2003
                                                       ------------    ------------
Trademarks and tradenames                              $ 10,928,793    $ 10,928,793
Covenants not to compete (less accumulated
  amortization of $755,607 and $724,625)                    164,618         195,600
Favorable leases (less accumulated
  amortization of $295,207 and $280,273)                    190,793         205,727
Debt issue costs (less accumulated
  amortization of $433,253 and $399,347)                     56,516          90,422
                                                       ------------    ------------
                                                       $ 11,340,720    $ 11,420,542
                                                       ============    ============

Trademarks and tradenames are considered to have indefinite useful lives and, therefore, no amortization is taken on these assets. Amortization expense for the intangible assets that are considered to have finite lives was $79,822 and $101,198 for the three months ended December 2003 and 2002, respectively.

Amortization expense related to the amortizing intangible assets held at December 2003 for each of the next five years is estimated to be as follows:

                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2004        2005        2006       2007       2008
                               ---------   ---------   --------   --------   --------
Covenants not to compete       $ 119,000   $  78,000   $      -   $      -   $      -
Favorable leases                  60,000      40,000     40,000     40,000     27,000
Debt issue costs                  90,000           -          -          -          -
                               ---------   ---------   --------   --------   --------
                               $ 269,000   $ 118,000   $ 40,000   $ 40,000   $ 27,000
                               =========   =========   ========   ========   ========


4.  DIVIDENDS:

In December 2003, the Company declared a cash dividend of $0.03 per share payable on January 16, 2004 to shareholders of record as of December 31, 2003. The dividend represents dividends for the fourth fiscal quarter of 2003. The Company has accrued this dividend as of December 2003 in accrued expenses in the accompanying unaudited condensed consolidated balance sheet.

5.  EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at December 2003 and 2002, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common shares, totaled 188,640 with an average exercise price of $6.63 and 144,340 with an average exercise price of $8.05, respectively.

                                               For the three months ended December
                                      -----------------------------------------------------
                                                2003                         2002
                                      ------------------------     ------------------------
                                         Basic       Diluted          Basic       Diluted
                                      -----------  -----------     -----------  -----------
1.  Weighted average common
     shares outstanding                 3,168,987    3,168,987       3,157,790    3,157,790

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury stock            -       44,305               -       74,233

                                      -----------  -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                 3,168,987    3,213,292       3,157,790    3,232,023
                                      ===========  ===========     ===========  ===========

4.  Net income                        $   514,244  $   514,244     $   274,974  $   274,974
                                      ===========  ===========     ===========  ===========

5.  Earnings per share                $      0.16  $      0.16     $      0.09  $      0.09
                                      ===========  ===========     ===========  ===========

6.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income per the accompanying unaudited condensed consolidated statements of operations to comprehensive income for the periods indicated:

                                                  For the three months
                                                     ended December
                                               -------------------------
                                                   2003          2002
                                               -----------   -----------
Net income                                     $   514,244   $   274,974

Other comprehensive income:
 Unrealized holding gains from
 investments arising during the
 period, net of income tax expense of
 $5,000 and $56,000, respectively                    7,471        92,126

 Reclassification adjustments for
  gains included in net income
  in prior periods, net of income
  tax expense of $145,000                         (236,741)            -

 Interest rate swap valuation
  adjustment, net of income tax
  benefit of $32,000                                50,702             -
                                               -----------   -----------
Comprehensive income                           $   335,676   $   367,100
                                               ===========   ===========


7.  DEBT

The Company maintains a revolving credit facility (the "Facility") with LaSalle Bank which allows it to borrow up to $55.0 million at any time, subject to eligible accounts receivable and inventory requirements. As of December 2003, the outstanding balance on the Facility was $33.2 million. The Facility bears interest at the bank's base rate, which was 4.00% at December 2003, or LIBOR plus 2.50%, as selected by the Company. The Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and the average monthly borrowing for the month. The Facility is collateralized by all of the wholesale distribution segment's equipment, intangibles, inventories, and accounts receivable.

The Company hedges its variable rate risk on a portion of its borrowings under the Facility by use of interest rate swap agreements. The variable interest payable on notional amounts of $15.0 million is subject to interest rate swap agreements which have the effect of converting this amount to fixed rates ranging between 4.38% and 4.87%.

8.  BUSINESS SEGMENTS:

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling, marketing and distribution of Hawaiian natural spring water and other beverage products. The segments are evaluated on revenue, income
(loss) from operations and income (loss) before taxes.

                                 Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------   ------------   -------------
QUARTER ENDED DECEMBER 2003:
External revenue:
 Cigarettes                    $ 141,234,663    $         -    $         -    $        -    $ 141,234,663
 Confectionery                    12,386,357              -              -             -       12,386,357
 Health food                               -      8,169,000              -             -        8,169,000
 Tobacco, beverage & other        30,100,823              -      1,192,460       (46,187)      31,247,096
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         183,721,843      8,169,000      1,192,460       (46,187)     193,037,116

Depreciation & amortization /1/      317,123        219,996         52,011             -          589,130
Income (loss) from operations      2,079,718        277,874     (1,184,842)      (39,706)       1,133,044
Interest expense                     294,749        298,681        185,478             -          778,908
Income (loss) before taxes         2,207,135        (12,891)    (1,370,294)      (39,706)         784,244
Total assets                      68,755,348     16,891,332     11,848,041        25,861       97,520,582
Goodwill                           3,935,931      2,155,466              -             -        6,091,397
Capital expenditures                  94,094        110,568        217,461             -          422,123


QUARTER ENDED DECEMBER 2002:
External revenue:
 Cigarettes                    $ 149,162,347    $         -   $          -    $        -    $ 149,162,347
 Confectionery                    11,862,369              -              -             -       11,862,369
 Health food                               -      7,695,856              -             -        7,695,856
 Tobacco, beverage & other        28,443,381              -        556,934             -       29,000,315
                               -------------    -----------   ------------    ----------    -------------
  Total external revenue         189,468,097      7,695,856        556,934             -      197,720,887

Depreciation & amortization /1/      319,532        221,802         43,704             -          585,038
Income (loss) from operations      1,569,027        (36,279)      (420,921)            -        1,111,827
Interest expense                     403,970        358,205         81,480             -          843,655
Income (loss) before taxes         1,307,296       (385,210)      (482,112)            -          439,974
Total assets                      65,636,153     19,887,017      6,953,908             -       92,477,078
Goodwill                           3,935,931      2,155,466              -             -        6,091,397
Capital expenditures                 260,152        140,877        105,605             -          506,634




/1/ Includes depreciation reported in cost of sales for the Beverage segment.

/2/ Includes charges to operations incurred by discontinued operations and intercompany eliminations. Intersegment sales have been recorded at amounts approximating market.

9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous
FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" ("FIN 46R"). Since the Company does not have any variable interest entities, this revision had no impact on the Company.

In March 2003, the FASB added a project to address issues related to share-based payments. In April 2003, the FASB decided that goods and services, including employee stock options, received in exchange for stock-based compensation should be recognized in the income statement as an expense, with the cost measured at fair value. An exposure draft is expected in the first quarter of calendar 2004.

In January 2004, the FASB issued FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"), which permits a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. Regardless of whether a sponsor elects that deferral, FSP 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law on December 8, 2003 and introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company does not provide post-retirement health care benefits for its retirees, therefore, FSP 106-1 has no impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements:

   - changing market conditions with regard to cigarettes,
   - changes in promotional and incentive programs offered by cigarette manufacturers,
   - the demand for the Company's products,
   - domestic regulatory risks,
   - competition,
   - other risks over which the Company has little or no control, and
   - any other factors not identified herein could also have such an effect.

Changes in these factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance. Any forward-looking statement contained herein is made as of the date of this document. The Company undertakes no obligation to publicly update or correct any of these forward-looking statements in the future to reflect changed assumptions, the occurrence of material events or changes in future operating results, financial conditions or business over time.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgements and estimates. The Company's critical accounting policies are discussed in the Company's 2003 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 26, 2003. There have been no significant changes with respect to these policies during the Company's first quarter of fiscal 2004.

COMPANY OVERVIEW - FIRST FISCAL QUARTER 2004

AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates 13 retail health food stores and a non-alcoholic beverage business that includes a natural spring water bottling operation in the State of Hawaii and a marketing and distribution operation which is focused on selling the Company's Hawaiian natural spring water and other specialty beverages. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries.

During the first quarter of fiscal 2004, the Company:

   - experienced a 2.4% decrease in sales compared to the first quarter of 2003 primarily due to decreases in manufacturer cigarette prices as compared to the first quarter of prior year.

   - generated a non-recurring increase in income before taxes of $0.8 million from a wholesale industry cigarette price increase in response to the elimination of vendor program incentive payments that the Company has historically received. Because vendor programs incentive payments are generally received and recognized by the Company in the quarter following the period in which the related cigarette sales were made, gross profit in Q1 2004 includes both the normal program incentive payments relating to Q4 2003 but received during Q1 2004, and the amount earned from the price increase which was implemented to replace vendor program incentive payments. Future quarters should only include the benefits of the price increase.

   - generated a $0.4 million improvement to net income before taxes in our retail health food segment which allowed that segment to post a minimal loss for the quarter.

   - incurred a $1.4 million loss before income taxes in our beverage segment as the marketing and distribution division, which was formed in fiscal 2003, continued to focus its efforts on developing a customer base in which to sell specialty beverage products during the remainder of the year.

   - recognized diluted earnings per share of $0.16 (of which $0.15 per share related to the non-recurring wholesale industry cigarette price increase discussed above) compared to $0.09 per diluted share in the same period of the prior year.

   - declared a $0.03 per share cash dividend.

   - completed construction of a new packaging and warehouse facility at our natural spring water bottling plant in Hawaii.

   - began construction of a new retail health food location in the Midwest.

   - approved a proposal for inclusion on the ballot at the March 2004 Annual Meeting of Stockholders which, if approved by the Stockholders, would amend the Company's Certificate of Incorporation in order to effect a one-for-six reverse stock split and provide for the cash payment for fractional shares.

INDUSTRY SEGMENT OVERVIEWS

Wholesale Distribution Segment
------------------------------
The wholesale distribution of cigarettes has been significantly affected during the past year due to changing promotional programs implemented by the major cigarette manufacturers. Reductions in these promotional programs have caused wholesalers to react by increasing cigarette prices to retailers.
This occurred for the first time at the beginning of fiscal 2004 without a corresponding price increase from manufacturers and, due to timing of recognition of manufacturer program incentive payments, provided the Company with a $0.8 million non-recurring boost in gross profit during the first quarter of fiscal 2004. Certain manufacturers have indicated that more changes in their promotional programs will be implemented in the second quarter of fiscal 2004, therefore, it is difficult to predict how these changes will impact the Company and the industry in the future.

As a result of one of the manufacturer programs changes discussed above, certain small wholesalers filed suit against Philip Morris and RJ Reynolds alleging unfair trade practices. In addition, due to the heightened level of competition in the marketplace from both a wholesale and retail perspective, a number of wholesalers and retailers have sought bankruptcy protection, been acquired or are on the market to be sold. Therefore, we expect that competition and pressure on profit margins will continue to affect both large and small distributors and demand that distributors consolidate in order to become more efficient.

Retail Health Food Segment
--------------------------
Although this segment has not achieved profitability, realignment of top management and development of a new marketing department was completed in fiscal 2003, and operating results improved significantly in our Midwest stores in fiscal year 2003. Further progress was made in the first quarter of 2004 as the segment incurred a minimal loss. The implementation of a new central point-of-sale inventory control system was also completed in the first quarter of fiscal 2004. Management is confident that financial performance will continue to improve and, as a result, expansion plans include the addition of at least one new store in the Midwest in fiscal 2004, which is currently in the construction phase, and one or two new stores in fiscal 2005.

Beverage Segment
----------------
Construction of an expanded warehouse and packaging building at our plant in Hawaii, which began in the second quarter of 2003, was completed in the first quarter of fiscal 2004. Our water bottling operation in Hawaii has historically operated at a loss, which management expects to eliminate during the present fiscal year as the Company expands its markets and takes advantage of its new operations. The marketing and distribution business continued to incur losses during the first quarter as significant time was spent participating in industry trade shows to market the portfolio of specialty beverages. We expect those efforts to generate incremental sales throughout the remainder of the fiscal year, with those sales expected to be heaviest in the third and fourth quarters of the current fiscal year.

RESULTS OF OPERATIONS

AMCON's fiscal first quarters ended on December 26, 2003 and December 27, 2002. For ease of discussion, the fiscal quarters are referred to herein as December 2003 and 2002, respectively or Q1 2004 and Q1 2003, respectively.

Comparison of the three months ended December 2003 and 2002
-----------------------------------------------------------
Sales for Q1 2004 decreased 2.4% to $193.0 million, compared to $197.7 million in Q1 2003. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.4 million and $2.2 million, for Q1 2004 and Q1 2003, respectively. The change in sales by business segment from Q1 2003 to Q1 2004 is as follows:

    Wholesale distribution segment        $ (5.7) million
    Retail health food stores segment        0.5  million
    Beverage segment                         0.6  million
    Intersegment eliminations               (0.1) million
                                          ------
                                          $ (4.7) million
                                          ======

Sales from the wholesale distribution business decreased by $5.7 million from Q1 2003 to Q1 2004. Cigarette sales decreased by $7.9 million compared to Q1 2003, but this decrease was partially offset by a $2.2 million increase in sales of tobacco, confectionary and other products during the period. Of the decrease in sales of cigarettes, $16.3 million related to a decrease in cigarette prices on Philip Morris and Brown & Williamson brands which began in Q2 2003. Although the Philip Morris price reduction program was communicated as a temporary reduction, Philip Morris has extended the program through February 2004 and could extend it further. Brown & Williamson stated that their price reduction program is permanent. This cigarette sales decrease was partially offset by increased sales of $1.0 million related to a price increase implemented by the Company in response to the elimination of vendor program incentives, and $7.4 million in increased sales related to a 2.2% increase in carton volume, primarily to new customers through expansion of our market area.

The $2.2 million increase in sales of tobacco, confectionary and other products was attributable primarily to new business obtained through expansion of our market area. We continue to market our full service capabilities in an effort to differentiate our Company from competitors who utilize pricing as their primary marketing tool and anticipate further increases to our customer base in fiscal 2004.

Sales from the retail health food segment during Q1 2004 increased by $0.5 million, or 6.1%, when compared to Q1 2003 due to strong growth in the grocery categories which resulted from resetting the floor plans of stores in fiscal 2003 and increases in advertising.

The beverage segment accounted for $1.2 million in sales for Q1 2004 compared to $0.6 million in Q1 2003. The improvement is primarily due to increases in case volume of Hawaiian Natural spring water, which was possible due to completion of plant construction and a change to a new distributor in the Hawaii market.

Gross profit increased 8.8% to $15.1 million in Q1 2004 from $13.8 million in Q1 2003. Gross profit as a percent of sales increased to 7.8% in Q1 2004 compared to 7.0% in Q1 2003. Gross profit by business segment is as follows:
(dollars in millions)

                                             Quarter ended
                                                December
                                            ----------------    Incr
                                             2003      2002    (Decr)
                                            ------    ------    -----
    Wholesale distribution segment          $ 11.5    $ 10.7    $ 0.8
    Retail health food stores segment          3.4       3.1      0.3
    Beverage segment                           0.2         -      0.2
                                            ------    ------    -----
                                            $ 15.1    $ 13.8    $ 1.3
                                            ======    ======    =====

Gross profit from our wholesale distribution business for Q1 2004 increased approximately $0.8 million as compared to Q1 2003. Gross profit of $0.8 million was generated in Q1 2004 from a cigarette price increase during the quarter in response to the elimination of vendor program incentive payments that the Company has historically received. Because vendor programs incentive payments are generally received and recognized by the Company in the quarter following the period in which the related cigarette sales were made, gross profit in Q1 2004 includes both the normal program incentive payments relating to Q4 2004 but received during Q1 2004, and the amount earned from the price increase which was implemented to replace vendor program incentive payments. This increase in gross profit was partially offset by a decrease of $0.6 million in incentive payments received on our private label cigarettes, a decrease in incentive allowances received from manufacturers of approximately $0.5 million (net of amounts paid to customers) and a decrease of $0.1 million due to a larger charge to cost of sales to account for the increase in the LIFO reserve, as compared to Q1 2003. The remainder of the increase in gross profit of $1.2 million was primarily due to increased sales in all products to new customers. The Company expects that gross profit related to private label cigarettes will decrease by up to $1.0 million in fiscal 2004, as compared to fiscal 2003 and will no longer represent a significant source of gross profit for the Company.

Gross profit for the retail health food segment increased by $0.3 million compared with Q1 2003. The increase in gross profit was driven by increased sales volume in Q1 2004, and a favorable credit to cost of sales to account for the decrease in the LIFO reserve, as compared to a charge to cost of sales in the prior year quarter.

Gross profit for the beverage segment was $0.2 million in Q1 2004 compared to no gross profit in Q1 2003. The increase resulted from increased sales volume over the prior year.

Gross profit as a percentage of sales increased primarily due to the manufacturers' cigarette price decrease discussed above, timing of vendor program incentive payments from certain vendors in the wholesale business, and the reductions in selling prices of many products to maintain market share in the retail businesses.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 9.4% or approximately $1.2 million to $13.9 million in Q1 2004 compared to Q1 2003. The increase was primarily related to the beverage segment which incurred an additional $1.0 million in operating expenses in the marketing and distribution business, which was formed late in the first quarter of Q1 2003, and for which there are no comparable period expenses in Q1 2003. The wholesale business had increases in bad debt expense, management bonus expense and professional fees totaling $0.2 million. The retail health food segment's operating expense was flat as compared to the Q1 2003.

As a result of the above, income from operations for Q1 2004 remained flat at $1.1 million compared to Q1 2003.

Interest expense for Q1 2004 decreased 7.7%, or $0.1 million, to approximately $0.8 million during Q1 2004. The decrease was primarily due to the Company's ability to select LIBOR as a borrowing rate being reinstated during Q3 2003, which lead to a reduction in average interest rates of approximately 0.75% versus Q1 2003.

Other income for Q1 2004 of approximately $0.4 million was generated primarily from the sale of available-for-sale securities. Other income of approximately $0.2 million for Q1 2003 was generated primarily from settlement proceeds related to a former distribution facility.

As a result of the above factors, net income for the three months ended December 2003 increased 87.0% to $0.5 million as compared to $0.3 million for the three months ended December 2002.


LIQUIDITY AND CAPITAL RESOURCES

As of December 2003, our liquidity was provided by cash on hand of $0.6 million and approximately $21.8 million available under a revolving credit facility with LaSalle Bank (the "Facility") with a capacity of $55.0 million. The Facility allows ADC to borrow up to $55.0 million at any time, subject to eligible accounts receivable and inventory requirements. As of December 2003, the outstanding balance on the Facility was $33.2 million. The Facility bears interest at a variable rate equal to the bank's base rate, which was 4.00% at December 2003, or LIBOR plus 2.50%, as selected by the Company. In December 2003, the due date of the Facility was extended to June 2005.

The Company hedges its variable rate risk on a portion of its borrowings under the Facility by use of investment rate swap agreements. The variable interest payable on notional amounts of $15.0 million is subject to interest rate swap agreements which have the effect of converting this amount to a fixed rate ranging between 4.38% and 4.87%.

During the three months ended December 2003, AMCON generated cash flow of approximately $4.8 million from operating activities primarily through net income, decreases in accounts receivable, and increases in accounts payable resulting from extended terms received on year-end product promotions. Cash of $0.4 million was utilized in investing activities during the quarter for capital expenditures and cash of $0.5 million was provided by investing activities through sales of fixed assets and available-for-sale securities. Cash of $4.7 million was used in financing activities to pay down long-term debt associated primarily with our revolving credit facility.

The Company had working capital (current assets less current liabilities) of approximately $20.0 million as of December 2003 and September 2003. The Company's ratio of debt to equity decreased to 3.13 at December 2003 compared to 3.45 at September 2003 primarily due to a reduction in debt related to paying down long-term debt associated with our revolving credit facility.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the Facility, will provide sufficient liquidity to cover debt service and any reasonably foreseeable future working capital and capital expenditure requirements associated with existing operations.

The following table summarizes our outstanding contractual obligations and commitments as of fiscal year end 2003. Other than the pay down of approximately $4.7 million on the Facility, there have been no significant changes to debt or contractual obligations since September 2003. (Amounts in thousands):

                                           Payments Due By Period
                        --------------------------------------------------------------------
   Contractual                      Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Obligations            Total      2004      2005      2006     2007     2008   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------

Long-term debt          $  49,301  $ 14,927  $ 28,180  $ 6,194  $     -  $     -   $       -

Subordinated debt           8,739     7,763       976        -        -        -           -

Capital lease               1,701       421       489      486      284       21           -

Operating leases           22,981     5,150     4,616    3,829    2,269    1,617       5,500
                        ---------  --------  --------  -------  -------  -------   ---------

Total                   $  82,722  $ 28,261  $ 34,261  $10,509  $ 2,553  $ 1,638   $   5,500
                        =========  ========  ========  =======  =======  =======   =========

                          Total
   Other Commercial      Amounts    Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Commitments          Committed    2004      2005      2006     2007     2008   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------

Lines of credit         $  59,750  $  4,750  $ 55,000  $     -  $     -  $     -   $       -

Letters of credit             967       967         -        -        -        -           -
                        ---------  --------  --------  -------  -------  -------   ---------

Total                   $  60,717  $  5,717  $ 55,000  $     -  $     -  $     -   $       -
                        =========  ========  ========  =======  =======  =======   =========

                                     19


CERTAIN ACCOUNTING CONSIDERATIONS

In March 2003, the Financial Accounting Standards Board ("FASB") added a project to address issues related to share-based payments. In April 2003, the FASB decided that goods and services, including employee stock options, received in exchange for stock-based compensation should be recognized in the income statement as an expense, with the cost measured at fair value. An exposure draft is expected in the first quarter of calendar 2004 and a final statement could be effective in 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably expected to have a material effect on the Company's financial position or results of operations.

RELATED PARTY TRANSACTIONS

In Q1 2004, we were charged $16,500 by AMCON Corporation as consideration for office rent and management services, which is included in selling, general and administrative expenses. AMCON Corporation is owned by certain directors and executive officers of the Company. We also contracted with one of our outside directors for consulting services in connection with our retail health food operations during Q1 2004. The amount paid for consulting services during Q1 2004 was $22,500, plus reimbursement of expenses. Each of these related party transactions has been reviewed and approved by the Company's Audit Committee.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt. At December 2003, we had $23.0 million of variable rate debt outstanding (excluding $15.0 million variable rate debt which is fixed through the swaps described below), with maturities through June 2005. The interest rates on this debt ranged from 3.49% to 6.75% at December 2003. We have the ability to select the bases on which our variable interest rates are calculated by selecting an interest rate based on our lender's base interest rate or based on LIBOR. This provides management with some control of our variable interest rate risk. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.1 million for each 1% change in our lender's prime interest rate.

In June 2003, the Company entered into two interest rate swap agreements with a bank in order to mitigate the Company's exposure to interest rate risk on this variable rate debt. Under the agreements, the Company agrees to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to agreed-upon notional principal amounts of $10.0 million and $5.0 million. The interest rate swaps effectively convert $15.0 million of variable-rate senior debt to fixed-rate debt at rates of 4.87% and 4.38% on the $10.0 million and $5.0 million notional amounts through the maturity of the swap agreements on June 2, 2006 and 2005, respectively. These interest rate swap agreements have been designated as hedges and are accounted for as such for financial accounting purposes.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments other than the interest rate swaps which could expose us to significant market risk.

In addition, we are exposed to market risk relating to our available-for-sale investment in the common stock of Consolidated Water Company Limited ("CWCO"), a public company traded on the NASDAQ National Market. At December 2003 and 2002 we held 5,000 and 50,000 shares, respectively, of common stock of CWCO valued at approximately $0.1 million and $0.7 million. We value this investment at market and record price fluctuations in shareholders' equity as unrealized gain or loss on investments. The unrealized gain on CWCO shares was approximately $0.1 million at December 2003 and $0.6 million at December 2002, respectively. We sold 25,000 shares of CWCO common stock in Q1 2004 and realized a gain of $0.4 million on the sale.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented provided reasonable assurance that the disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.


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

11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 4 to the financial statements which are incorporated herein by reference to Item 1 of Part I herein)

14.1 Code of Ethics for Principal Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of AMCON's Annual Report on Form 10-K filed on December 24, 2003)

31.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act


31.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act


(b)  REPORTS ON FORM 8-K

       The Company furnished a report on Form 8-K dated December 24, 2003 reporting its earnings for the fourth quarter and fiscal year ended September 26, 2003 under Item 12, Results of Operations and Financial Condition. Reference was made to a press release furnished therewith as Exhibit 99.1

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     February 9, 2004        /s/ William F. Wright
          ----------------        -----------------------------
                                  William F. Wright
                                  Chairman of the Board and
                                    Principal Executive Officer


Date:     February 9, 2004        /s/ Michael D. James
          ----------------        -----------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer