Form 10-Q
period 2004-03-26
AMCON DISTRIBUTING CO
filed 2004-05-10
CIK 928465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 26, 2004

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

The Registrant had 3,169,154 shares of its $.01 par value common stock outstanding as of May 3, 2004.



                                                                Form 10-Q
                                                               2nd Quarter

                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          March 2004 (unaudited) and September 2003                       3

          Condensed consolidated unaudited statements of
          operations for the three and six month periods
          ended March 2004 and 2003                                       4

          Condensed consolidated unaudited statements of
          cash flows for the three and six month periods
          ended March 2004 and 2003                                       5

          Notes to unaudited condensed consolidated
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     25

Item 4.   Controls and Procedures                                        26

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                               27














                                     2









PART I -  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                          AMCON Distributing Company and Subsidiaries
                             Condensed Consolidated Balance Sheets
                                 March 2004 and September 2003
----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                          March 2004     September 2003
                                                         ------------     --------------
                  ASSETS
Current assets:
  Cash                                                  $    445,546       $    668,073
  Available-for-sale investments                              92,250            512,694
  Accounts receivable, less allowance for doubtful
    accounts of $0.9 million and $0.8 million,
    respectively                                          25,982,129         28,170,129
  Inventories                                             28,955,831         32,489,051
  Income tax receivable                                      944,622                  -
  Deferred income taxes                                    1,568,476          1,568,476
  Other                                                      623,733            581,950
                                                        ------------       ------------
          Total current assets                            58,612,587         63,990,373

Fixed assets, net                                         16,757,226         16,951,615
Goodwill                                                   6,091,397          6,091,397
Other intangible assets                                   11,535,389         11,420,542
Other assets                                               1,035,629          1,045,503
                                                        ------------       ------------
                                                        $ 94,032,228       $ 99,499,430
                                                        ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 16,888,996       $ 15,092,091
  Accrued expenses                                         3,952,951          3,715,370
  Accrued wages, salaries, bonuses                           933,145          1,462,678
  Income tax payable                                               -            540,414
  Current liabilities of discontinued operations             122,976            117,612
  Current portion of long-term debt                       10,472,601         15,348,167
  Current portion of subordinated debt                     7,692,666          7,762,666
                                                        ------------       ------------
          Total current liabilities                       40,063,335         44,038,998
                                                        ------------       ------------

Deferred income taxes                                      1,223,853          1,367,367
Non-current liabilities of discontinued operations                 -            161,025
Long-term debt, less current portion                      35,479,553         35,654,423
Subordinated debt, less current portion                      976,220            976,220

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none outstanding                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 3,169,154 and 3,168,954
    issued, respectively                                      31,692             31,690
  Additional paid-in capital                               5,998,497          5,997,977
  Accumulated other comprehensive income,
    net of tax of ($0.01) million and $0.1 million,
    respectively                                             (14,324)           220,732
  Retained earnings                                       10,273,402         11,050,998
                                                        ------------       ------------
          Total shareholders' equity                      16,289,267         17,301,397
                                                        ------------       ------------
                                                        $ 94,032,228       $ 99,499,430
                                                        ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     3


                                    AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                           for the three and six month periods ended March 2004 and 2003
                                                  (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                  For the three months            For the six months
                                                     ended March                    ended March
                                            -----------------------------   -----------------------------
                                                2004            2003            2004            2003
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of
  $45.6 million and $38.9 million, and
  $90.9 million and $80.6 million,
  respectively)                             $ 193,417,295   $ 177,008,943   $ 386,454,415   $ 374,729,829

Cost of sales                                 179,813,134     163,177,678     357,785,991     347,054,689
                                            -------------   -------------   -------------   -------------
     Gross profit                              13,604,161      13,831,265      28,668,424      27,675,140
                                            -------------   -------------   -------------   -------------
Selling, general and administrative
  expenses                                     14,012,107      12,999,003      27,382,204      25,174,706
Depreciation and amortization                     567,332         576,164       1,128,450       1,132,511
                                            -------------   -------------   -------------   -------------
                                               14,579,439      13,575,167      28,510,654      26,307,217
                                            -------------   -------------   -------------   -------------

     Income (loss) from operations               (975,278)        256,098         157,770       1,367,923
                                            -------------   -------------   -------------   -------------
Other expense (income):
  Interest expense                                824,233         804,219       1,603,141       1,647,873
  Other                                           (16,762)       (110,335)       (446,866)       (282,137)
                                            -------------   -------------   -------------   -------------
                                                  807,471         693,884       1,156,275       1,365,736
                                            -------------   -------------   -------------   -------------

Income (loss) before income taxes              (1,782,749)       (437,786)       (998,505)          2,187

Income tax expense (benefit)                     (681,000)       (164,000)       (411,000)          1,000
                                            -------------   -------------   -------------   -------------


Net income (loss)                           $  (1,101,749)  $    (273,786)  $    (587,505)  $       1,187
                                            =============   =============   =============   =============

Earnings (loss) per share:
  Basic                                     $       (0.35)  $       (0.09)  $       (0.19)  $        0.00
                                            =============   =============   =============   =============

  Diluted                                   $       (0.35)  $       (0.09)  $       (0.19)  $        0.00
                                            =============   =============   =============   =============

  Dividends per share                       $        0.03   $        0.03   $        0.06   $        0.06
                                            =============   =============   =============   =============

Weighted average shares outstanding:
  Basic                                         3,169,154       3,168,961       3,169,071       3,163,361
  Diluted                                       3,169,154       3,168,961       3,169,071       3,227,194


The accompanying notes are an integral part of these condensed consolidated financial statements.



                     AMCON Distributing Company and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                 for the six month periods ended March 2004 and 2003
                                    (Unaudited)
---------------------------------------------------------------------------------
                                                         2004            2003
                                                     ------------    ------------
Net cash flows from operating activities             $  5,449,122    $ 12,196,844
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                              (954,119)     (1,431,066)
  Proceeds from sales of fixed assets                      55,700          22,925
  Proceeds from sale of available-for-sale
    securities                                            457,053         112,926
                                                     ------------    ------------
  Net cash flows from investing activities               (441,366)     (1,295,215)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on bank credit agreement                (4,838,883)    (10,028,872)
  Payments on long-term debt and
   subordinated debt                                     (296,879)       (187,094)
  Dividends paid                                          (95,044)       (191,923)
  Proceeds from short term debt                                 -           7,998
  Proceeds from exercise of stock options                     523          20,489
  Retirement of common stock                                    -              (6)
                                                      -----------    ------------
  Net cash flows from financing activities             (5,230,283)    (10,379,408)
                                                     ------------    ------------

Net increase (decrease) in cash                          (222,527)        522,221
Cash, beginning of period                                 668,073         130,091
                                                     ------------    ------------

Cash, end of period                                  $    445,546    $    652,312
                                                     ============    ============


SUPPLEMENTAL NONCASH INFORMATION:

   Cash paid during the period for interest         $   1,574,921    $  1,712,957
   Cash paid during the period for income taxes         1,131,242         160,531


The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                           March 2004 and 2003
----------------------------------------------------------------------------

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

AMCON's fiscal second quarters ended on March 26, 2004 and March 28, 2003. For convenience, the fiscal second quarters have been indicated as March 2004 and 2003, respectively. Each fiscal quarter was comprised of 13 weeks.

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

The following table provides required pro forma information regarding net income and earnings per share assuming the Company recognized expense for its stock options using the fair value method rather than the intrinsic value method. The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model. See Note 9 to the unaudited condensed consolidated financial statements for discussion of the proposed accounting standard related to the treatment of stock options. Pro forma net income and earnings per share are as follows:

                                          For the three months         For the six months
                                             ended March                  ended March
                                       -------------------------    ------------------------
                                          2004          2003           2004          2003
                                       -----------   -----------    -----------   ----------
Net earnings
------------

Net income (loss) as reported          $(1,101,749)  $  (273,786)   $  (587,505)  $    1,187

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of
  related tax effects                      (15,303)      (15,512)       (30,606)     (31,024)
                                       -----------   -----------    -----------   ----------
Pro forma net loss                     $(1,117,052)  $  (289,298)   $  (618,111)  $  (29,837)
                                       ===========   ===========    ===========   ==========

Earnings (loss) per share
-------------------------

As reported: Basic                     $     (0.35)  $     (0.09)   $     (0.19)  $      0.00
                                       ===========   ===========    ===========   ===========
             Diluted                   $     (0.35)  $     (0.09)   $     (0.19)  $      0.00
                                       ===========   ===========    ===========   ===========
Pro forma:   Basic                     $     (0.35)  $     (0.09)   $     (0.20)  $     (0.01)
                                       ===========   ===========    ===========   ===========
             Diluted                   $     (0.35)  $     (0.09)   $     (0.20)  $     (0.01)
                                       ===========   ===========    ===========   ===========

2.  INVENTORIES:

Inventories consisted of the following at March 2004 and September 2003:

                                 March         September
                                  2004            2003
                              ------------    ------------
      Finished goods          $ 32,210,537    $ 35,877,552
      Raw materials                653,015         310,242
      LIFO reserve              (3,907,721)     (3,698,743)
                              ------------    ------------
                              $ 28,955,831    $ 32,489,051
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution operation's inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market. The retail health food operation utilizes the retail LIFO inventory method of accounting stated at the lower of cost (LIFO) or market. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods. The beverage operation's finished goods inventory includes materials, labor and manufacturing overhead costs. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. The LIFO reserve at March 2004 and September 2003 represents the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. An allowance for obsolete inventory is maintained to reflect the expected unsaleable or unrefundable inventory based on evaluation of slow moving products.

3.  OTHER INTANGIBLE ASSETS:

Other intangible assets at March 2004 and September 2003 consisted of the following:

                                                           March       September
                                                           2004            2003
                                                       ------------    ------------
Trademarks and tradenames                              $ 11,201,609    $ 10,928,793
Covenants not to compete (less accumulated
  amortization of $784,916 and $724,625)                    135,310         195,600
Favorable leases (less accumulated
  amortization of $310,135 and $280,273)                    175,865         205,727
Debt issue costs (less accumulated
  amortization of $467,159 and $399,347)                     22,605          90,422
                                                       ------------    ------------
                                                       $ 11,535,389    $ 11,420,542
                                                       ============    ============

Trademarks and tradenames are considered to have indefinite useful lives and, therefore, no amortization is recorded on these assets. In Q1 2004, the beverage segment purchased the tradename Bahia/R/ for $0.3 million in connection with the purchase of inventory and other assets from Bahia Company. Amortization expense for the intangible assets that are considered to have finite lives was $78,141 and $102,515 and $157,963 and $203,713 for the three and six months ended March 2004 and 2003, respectively.

Annual amortization expense related to the amortizing intangible assets held at March 2004 for the current year and each of the next four years is estimated to be as follows:


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
                               =========   =========   ========   ========   ========

4.  DIVIDENDS:

In February 2004, the Company declared a cash dividend of $0.03 per share payable on March 19, 2004 to shareholders of record as of February 27, 2004.

5.  EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at March 2004 and 2003, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common shares, totaled 188,640 with an average exercise price of $6.63 for the three and six months ended March 2004, and 179,340 with an average exercise price of $7.41 for the three months ended March 2003 and 144,340 with an average exercise price of $8.05 for the six month period ended March 2003.

                                              For the three-month period ended March
                                      -------------------------------------------------------
                                                 2004                         2003
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 3,169,154     3,169,154       3,168,961     3,168,961

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        44,974            -           53,787

3.  Exclusion of the weighted average
     of net additional shares
     outstanding assuming dilutive
     options and warrants exercised
     and proceeds used to purchase
     treasury stock as their
     inclusion would be anti-dilutive           -       (44,974)              -       (53,787)
                                      -----------   -----------     -----------   -----------
4.  Weighted average number of
     shares outstanding                 3,169,154     3,169,154       3,168,961     3,168,961
                                      ===========   ===========     ===========   ===========

5.  Net loss                          $(1,101,749)  $(1,101,749)    $  (273,786)  $  (273,786)
                                      ===========   ===========     ===========   ===========

6.  Net loss per share                $     (0.35)  $     (0.35)    $     (0.09)  $     (0.09)
                                      ===========   ===========     ===========   ===========

                                                 For the six-month period ended March
                                      -------------------------------------------------------
                                                 2004                         2003
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                 3,169,071     3,169,071       3,163,361     3,163,361


2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -        44,631               -        63,833

3.  Exclusion of the weighted average
     of net additional shares
     outstanding assuming dilutive
     options and warrants exercised
     and proceeds used to purchase
     treasury stock as their
     inclusion would be anti-dilutive           -       (44,631)              -            -
                                      -----------   -----------     -----------   -----------
4.  Weighted average number of
     shares outstanding                 3,169,071     3,169,071       3,163,361     3,227,194
                                      ===========   ===========     ===========   ===========

5.  Net income (loss)                 $  (587,505)  $  (587,505)    $     1,187   $     1,187
                                      ===========   ===========     ===========   ===========

6.  Net earnings (loss) per share     $     (0.19)  $     (0.19)    $      0.00   $      0.00
                                      ===========   ===========     ===========   ===========

6.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income per the accompanying unaudited condensed consolidated statements of operations to comprehensive income for the periods indicated:

                                          For the three months         For the six months
                                             ended March                  ended March
                                       -------------------------    ------------------------
                                          2004          2003           2004          2003
                                       -----------   -----------    -----------   ----------
Net income (loss)                      $(1,101,749)  $  (273,786)   $  (587,505)   $   1,187

Other comprehensive income (loss):
 Unrealized holding gains (loss) from
  investments arising during the
  period, net of income tax expense
  (benefit) of $(2,000) and $9,000
  for the three months ended March
  2004 and 2003 and $3,000 and
  $65,000 for the six months ended
  March 2004 and 2003, respectively        (3,255)        14,389          4,216      106,515

 Reclassification adjustments for
   gains included in net income
   in prior periods, net of income
   tax expense of $0 and $36,000 for
   the three months ended March 2004
   and 2003 and $145,000 and $36,000
   for the six months ended March 2004
   and 2003, respectively                        -       (58,374)      (236,741)     (58,374)

 Interest rate swap valuation
   adjustment, net of income tax
   benefit of $33,000 and $1,000
   for the three and six months
   ended March 2004                   (53,233)            -         (2,531)           -
                                       -----------   -----------    -----------   ----------
Comprehensive income (loss)            $(1,158,237)  $  (317,771)   $  (822,561)  $   49,328
                                       ===========   ===========    ===========   ==========

7.  DEBT

The Company maintains a revolving credit facility (the "Facility") with LaSalle Bank which allows it to borrow up to $55.0 million at any time, subject to eligible accounts receivable and inventory requirements. As of March 2004, the outstanding balance on the Facility was $33.1 million. The Facility bears interest at the bank's base rate, which was 4.00% at March 2004, or LIBOR plus 2.50%, as selected by the Company. The Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and the average monthly borrowing for the month. The Facility is collateralized by all of the wholesale distribution segment's equipment, intangibles, inventories, and accounts receivable.

The Company hedges its variable rate interest risk on a portion of its borrowings under the Facility by use of interest rate swap agreements. The variable interest payable on notional amounts of $15.0 million is subject to interest rate swap agreements which have the effect of converting this amount to fixed rates ranging between 4.38% and 4.87%. The interest rate swaps are accounted for as cash flow hedges and resulted in no recognition of ineffectiveness in the unaudited condensed consolidated financials statements as the interest rate swaps' provisions matched the applicable provisions of the hedged debt.

8.  BUSINESS SEGMENTS:

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling, marketing and distribution of Hawaiian natural spring water and other beverage products. The segments are evaluated on revenue, income
(loss) from operations and income (loss) before taxes.

                             Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------    ----------    -------------
QUARTER ENDED MARCH 2004:
External revenue:
 Cigarettes                    $ 141,409,400    $         -    $         -    $        -    $ 141,409,400
 Confectionery                    12,529,455              -              -             -       12,529,455
 Health food                               -      8,654,830              -             -        8,654,830
 Tobacco, beverage & other        30,072,013              -        843,678      (92,081)       30,823,610
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         184,010,868      8,654,830        843,678      (92,081)      193,417,295


Depreciation and amortization /1/    321,067        215,484         58,793             -          595,344
Operating income (loss)              503,582        222,376     (1,667,282)      (33,954)        (975,278)
Interest expense                     332,733        283,643        207,857             -          824,233
Income (loss) before taxes           179,177        (52,952)    (1,875,020)      (33,954)      (1,782,749)
Total assets                      63,938,403     16,903,524     13,024,118       166,183       94,032,228
Capital expenditures, net            147,966        133,144        250,886             -          531,996


QUARTER ENDED MARCH 2003:
External revenue:
 Cigarettes                    $ 129,966,273    $         -    $         -    $        -    $ 129,966,273
 Confectionery                    11,377,683              -              -             -       11,377,683
 Health food                               -      8,702,457              -             -        8,702,457
 Tobacco, beverage & other        26,113,218              -      1,002,312      (153,000)      26,962,530
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         167,457,174      8,702,457      1,002,312      (153,000)     177,008,943

Depreciation and amortization /1/    318,422        240,465         45,969             -          604,856
Operating income (loss)              668,735        312,923       (672,688)      (52,872)         256,098
Interest expense                     353,077        352,824         98,318             -          804,219
Income (loss) before taxes           424,817        (47,232)      (762,499)      (52,872)        (437,786)
Total assets                      63,227,691     17,982,455      8,392,271             -       89,602,417
Capital expenditures, net            194,362        167,997        562,073             -          924,432








                                   12



SIX MONTHS ENDED MARCH 2004:
External revenue:
 Cigarettes                    $ 282,644,067    $         -    $         -    $        -    $ 282,644,067
 Confectionery                    24,915,812              -              -             -       24,915,812
 Health food                               -     16,823,830              -             -       16,823,830
 Tobacco, beverage & other        60,172,836              -      2,036,138      (138,268)      62,070,706
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         367,732,715     16,823,830      2,036,138      (138,268)     386,454,415

Depreciation and amortization /1/    638,190        435,480        110,804             -        1,184,474
Operating income (loss)            2,583,303        500,250     (2,852,123)      (73,660)         157,770
Interest expense                     627,482        582,324        393,335             -        1,603,141
Income (loss) before taxes         2,386,319        (65,843)    (3,245,321)      (73,660)        (998,505)
Total assets                      63,938,403     16,903,524      13,024,118      166,183       94,032,228
Capital expenditures, net            242,060        243,712         468,347            -          954,119

SIX MONTHS ENDED MARCH 2003:
External revenue:
 Cigarettes                    $ 279,128,620    $         -    $         -    $        -    $ 279,128,620
 Confectionery                    23,240,052              -              -             -       23,240,052
 Health food                               -     16,398,313              -             -       16,398,313
 Tobacco, beverage & other        54,556,599              -      1,559,245      (153,000)      55,962,844
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         356,925,271     16,398,313      1,559,245      (153,000)     374,729,829

Depreciation and amortization /1/    637,954        462,267         89,673             -        1,189,894
Operating income (loss)            2,237,760        276,644     (1,093,609)      (52,872)       1,367,923
Interest expense                     757,046        711,029        179,798             -        1,647,873
Income (loss) before taxes         1,732,112       (432,442)    (1,244,611)      (52,872)           2,187
Total assets                      63,227,691     17,982,455      8,392,271             -       89,602,417
Capital expenditures, net            454,514        308,874        667,678             -        1,431,066


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

In March 2004, the FASB issued an Exposure Draft, "Share-Based Payment - an amendment of Statements No. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." If finalized as drafted, the


                                   13



Company would be required to record compensation expense based on the fair value of the awards granted to employees for stock options issued after October 1, 2005 (fiscal 2006 for the Company). Fair value will be measured
using an acceptable fair value based pricing model.   The comment period for
the exposure draft ends on June 30, 2004. We are currently assessing the impact that this standard will have on the Company.

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


































                                     14



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements:

   - changing market conditions with regard to cigarettes,
   - changes in promotional and incentive programs offered by cigarette manufacturers,
   - the demand for the Company's products,
   - new business ventures,
   - domestic regulatory risks,
   - competition,
   - other risks over which the Company has little or no control, and
   - any other factors not identified herein could also have such an effect.

Changes in these factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance. Any forward looking statement contained herein is made as of the date of this document. The Company undertakes no obligation to publicly update or correct any of these forward looking statements in the future to reflect changed assumptions, the occurrence of material events or changes in future operating results, financial conditions or business over time.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgements and estimates. The Company's critical accounting policies are discussed in the Company's 2003 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 26, 2003. There have been no significant changes with respect to these policies during the Company's second quarter of fiscal 2004.



                                     15




COMPANY OVERVIEW - SECOND FISCAL QUARTER 2004

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

During the second quarter of fiscal 2004, the Company:

   - experienced a 9.3% increase in sales compared to the second quarter of 2003 primarily due to increases in the customer base in the wholesale segment.

   - incurred a $1.9 million loss before income taxes in our beverage segment as the beverage marketing and distribution division, which was formed in fiscal 2003, continued to focus its efforts on developing a customer base in which to sell the Company's specialty beverage products.

   - recognized a diluted loss per share of $0.35 compared to a loss of $0.19 per diluted share in the same period of the prior year.

   - declared a $0.03 per share cash dividend.


INDUSTRY SEGMENT OVERVIEWS

Wholesale Distribution Segment
------------------------------
The wholesale distribution of cigarettes has been significantly affected during the past year due to changing promotional programs implemented by the major cigarette manufacturers. Reductions in these promotional programs have caused wholesalers to react by increasing cigarette prices to retailers.
This occurred for the first time at the beginning of fiscal 2004 without a corresponding price increase from manufacturers and occurred again at the beginning of the second quarter of fiscal 2004. Due to timing of recognition of manufacturer program incentive payments, the price increase in the first quarter provided the Company with a $0.8 million non-recurring boost in gross profit during the first six months of fiscal 2004. Certain manufacturers changed their promotional programs again for the second quarter of fiscal 2004; therefore, it is difficult to predict how these changes will impact the Company and the industry in the future.

As a result of one of the manufacturer programs changes discussed above, certain small wholesalers filed suit against Philip Morris and RJ Reynolds alleging unfair trade practices. In addition, due to the heightened level of competition in the marketplace from both a wholesale and retail perspective, a number of wholesalers and retailers have sought bankruptcy protection, been acquired or are on the market to be sold. Therefore, we expect that competition and pressure on profit margins will continue to affect both large and small distributors and demand that distributors consolidate in order to become more efficient.
                                   16


Retail Health Food Segment
--------------------------
Although this segment has not achieved profitability, realignment of top management and development of a new marketing department was completed in fiscal 2003, and operating results improved significantly in our Midwest stores in fiscal year 2003. Further progress was made in the first two quarters of 2004 as the segment incurred a minimal loss. The implementation of a new central point-of-sale inventory control system was also completed in the first quarter of fiscal 2004. Management is confident that financial performance will continue to improve and, as a result, one new store was opened in the Midwest in April 2004, and one or two new stores are planned in fiscal 2005.

Beverage Segment
----------------
Construction of an expanded warehouse and packaging building at our plant in Hawaii, which began in the second quarter of 2003, was completed in the first quarter of fiscal 2004. Our water bottling operation in Hawaii has historically operated at a loss, which management expects to eliminate during the present fiscal year as the Company expands its markets and takes advantage of its new operations. The beverage marketing and distribution business continued to incur significant losses during the second quarter as significant expenditures were made for product development, distribution network development and marketing efforts to promote our portfolio of specialty beverages. The resulting sales were less than expected due, in part, to grocery strikes on the West Coast and longer than anticipated time frame for market penetration of our new beverage products. We continue to expect incremental increases in sales throughout the remainder of the fiscal year which will allow us to adjust our on-going operating expenses to our revenue.

RESULTS OF OPERATIONS

AMCON's fiscal second quarters ended on March 26, 2004 and March 28, 2003. For ease of discussion, the fiscal quarters are referred to herein as March 2004 and 2003, respectively or Q2 2004 and Q2 2003, respectively.

Comparison of the three and six month periods ended March 2004 and 2003
-----------------------------------------------------------------------

SALES

Sales for Q2 2004 increased 9.3% to $193.4 million, compared to $177.0 million in Q2 2003. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.4 million and $1.8 million, for Q2 2004 and Q2 2003, respectively. The change in sales by business segment from Q2 2003 to Q2 2004 is as follows:

                                           Incr
                                          (Decr)
                                          ------
    Wholesale distribution                $ 16.6  million
    Retail health food stores                0.0  million
    Beverage                                (0.2) million
    Intersegment eliminations                0.0  million
                                          ------
                                          $ 16.4  million
                                          ======

Sales from the wholesale distribution business increased by $16.6 million from Q2 2003 to Q2 2004. Cigarette sales increased by $11.4 million compared to Q2 2003, and sales of tobacco, confectionary and other products increased by $5.2 million during the period. Of the increase in sales of cigarettes, $1.5 million related to price increases implemented by the Company in response to the elimination of vendor program incentives, and $16.3 million related to increased sales from a 11.4% increase in carton volume, primarily from sales to new customers through expansion of our market area. These increases were offset by a $6.4 million decrease in sales related to a decrease in cigarette prices on Philip Morris and Brown & Williamson brands which began in Q2 2003. Although the Philip Morris price reduction program was communicated as a temporary reduction, Philip Morris has extended the program through June 2004 and could extend it further. Brown & Williamson stated that their price reduction program is permanent.

The $5.2 million increase in sales of tobacco, confectionary and other products was attributable primarily to new business obtained through expansion of our market area. We continue to market our full service capabilities in an effort to differentiate our Company from competitors who utilize pricing as their primary marketing tool.

Sales from the retail health food segment during Q2 2004 were flat when compared to Q2 2003. Continued strong growth in the grocery categories, which resulted from stronger demand in low-carbohydrate products and increases in advertising, offset decreases in other categories.

The beverage segment sales decreased $0.2 million from Q2 2003 to Q2 2004. Of the decrease, $0.1 million related to sales from a home and office delivery division in Hawaii that was disposed of in Q4 2003, and therefore did not generate any sales during Q2 2004. The remaining decrease in sales of $0.1 million was primarily due to reductions in selling prices of our Hawaiian Springs natural spring water due to competitive pressures.

Sales for the six months ended March 2004 increased to $386.4 million, compared to $374.7 million for the same period in the prior fiscal year. Sales changes by business segment are as follows:

                                           Incr
                                          (Decr)
                                          ------
    Wholesale distribution                $ 10.8 million
    Retail health food stores                0.4 million
    Beverage                                 0.5 million
    Intersegment eliminations                0.0 million
                                          ------
                                          $ 11.7 million
                                          ======

Sales from the wholesale distribution business increased by $10.8 million for the six months ended March 2004 as compared to the same period in the prior year. Cigarette sales increased by $3.5 million compared to the first six months of fiscal 2003, and sales of tobacco, confectionary and other products increased by $7.3 million during the period. Of the increase in sales of cigarettes, $2.5 million related to price increases implemented by the Company in response to the elimination of vendor program incentives, and $23.7 million in increased sales related to a 6.6% increase in carton volume, primarily to new customers through expansion of our market area. These increases were offset by a $22.7 million decrease in cigarette sales related to a decrease in prices on Philip Morris and Brown & Williamson brands which began in Q2 2003.

The $7.3 million increase in sales of tobacco, confectionary and other products was attributable primarily to new business obtained through expansion of our market area.

Sales from the retail health food segment increased by $0.4 million, or 2.6%, when compared to the six months ended March 2003 due primarily to strong growth in the grocery categories which resulted from stronger demand for low-carbohydrate products, resetting the floor plans of stores in fiscal 2003 and increases in advertising.

The beverage segment accounted for $2.0 million in sales for the six months ended March 2004, compared to $1.5 million for the same period in 2003. The improvement is primarily due to increases in case volume of Hawaiian Natural spring water, which was possible due to completion of plant construction and a change to a new distributor in the Hawaii market in October 2003 and sales of other premium beverage products which were developed or licensed for sale late in fiscal 2003.

Intersegment sales for the six months ended March 2004 were flat compared to the six months ended March 2003. Intersegment sales were eliminated in consolidation, all of which related to beverage segment sales to wholesale distribution.

GROSS PROFIT

Gross profit decreased 1.6% to $13.6 million in Q2 2004 from $13.8 million in Q2 2003. Gross profit as a percent of sales decreased to 7.0% in Q2 2004 compared to 7.8% in Q2 2003. Gross profit by business segment is as follows:
(dollars in millions)

                                             Quarter ended
                                                March
                                            ----------------    Incr
                                             2004      2003    (Decr)
                                            ------    ------    -----
    Wholesale distribution                  $ 10.2    $ 10.2    $ 0.0
    Retail health food stores                  3.4       3.4      0.0
    Beverage                                   0.0       0.2     (0.2)
                                            ------    ------    -----
                                            $ 13.6    $ 13.8    $(0.2)
                                            ======    ======    =====

Gross profit from our wholesale distribution business for Q2 2004 remained flat compared to Q2 2003. Gross profit increased by $1.5 million in Q2 2004, compared to Q2 2003, from cigarette price increases implemented during Q1 and Q2 2004 in response to the elimination of vendor program incentive payments that the Company has historically received. In addition, gross profit increased in Q2 2004 by $0.6 million due to increased sales of all products to new customers and by $0.2 million due to a smaller charge to cost of sales to account for the LIFO reserve, as compared to Q2 2003. These increases in gross profit were almost entirely offset by decreases in incentive allowances received primarily from cigarette manufacturers of $2.3 million.

Gross profit for the retail health food segment was consistent with Q2 2003 levels.

Gross profit for the beverage segment was $0.0 million in Q2 2004 compared to $0.2 million in Q2 2003. The decrease is primarily the result of the lack of sales sufficient to cover related inventory carrying costs that are charged to cost of sales as incurred and reductions in selling prices of our Hawaiian Springs natural spring water due to competitive pressures.

Gross profit as a percentage of sales decreased primarily due to a reduction in manufacturer incentive payments in the wholesale segment, the disposal of slow moving inventory that was replaced with new product selections in the retail businesses and significant inventory carrying costs in the beverage business.

For the six months ended March 2004, gross profit increased 3.6% to $28.7 million from $27.7 million for the same period during the prior fiscal year. Gross profit as a percent of sales remained at 7.4% for the six month period ended March 2004 as compared for the six month period ended March 2003. Gross profit by business segment is as follows (dollars in millions):

                                           Six months ended
                                                 March
                                           ----------------    Incr
                                            2004      2003    (Decr)
                                           ------    ------    -----
    Wholesale distribution                 $ 21.7    $ 20.9    $ 0.8
    Retail health food stores                 6.8       6.6      0.2
    Beverage segment                          0.2       0.3     (0.1)
    Intersegment elimination                 (0.0)     (0.1)     0.1
                                           ------    ------    -----
                                           $ 28.7    $ 27.7    $ 1.0
                                           ======    ======    =====

Gross profit from our wholesale distribution business for the six months ended March 2003 increased approximately $0.8 million, as compared to the prior year. Gross profit of $2.2 million was generated from cigarette price increases during Q1 and Q2 2004 in response to the elimination of vendor program incentive payments that the Company historically received. Because vendor programs incentive payments are generally received and recognized by the Company in the quarter following the period in which the related cigarette sales were made, gross profit during the six months ended March 2004 includes both the normal program incentive payments relating to Q4 2003 but received during Q1 2004 of approximately $0.8 million, and the amount earned from the price increases that were implemented to replace vendor program incentive payments. This increase in gross profit was partially offset by a decrease of $0.5 million in incentive payments received on our private label cigarettes and a decrease in incentive allowances received from manufacturers of approximately $2.9 million (net of amounts paid to customers). The remainder of the increase in gross profit of $2.0 million was primarily due to increased sales in all products to new customers and a smaller charge to cost of sales to account for the LIFO reserve, as compared to the first six months of fiscal 2003. The Company expects that gross profit related to private label cigarettes will decrease by up to $1.0 million in fiscal 2004, as compared to fiscal 2003 and will no longer represent a significant source of gross profit for the Company.

Gross profit for the retail health food segment increased $0.2 million compared with the six months ended March 2003. The increase in gross profit was driven by increased sales volume during the six months ended March 2004 as compared to the same period in the prior year.

Gross profit from the beverage segment decreased $0.1 million during the six months ended March 2003, compared to the six months ended March 2002, primarily due to significant inventory carrying costs incurred during Q2 2004.

There was $0.1 million in gross profit from intersegment sales eliminated in consolidation for the six months ended 2003, all of which related to beverage segment sales to wholesale distribution. There were no intersegment sales for the same period in 2004.

OPERATING EXPENSE

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 7.4% or approximately $1.0 million to $14.6 million in Q2 2004 compared to Q2 2003. The increase was primarily related to the beverage segment which incurred an additional $0.8 million in operating expenses. The beverage marketing and distribution business, which was formed late in the first quarter of Q1 2003, incurred the majority of the increase in operating expense as the business was still in the start-up phase in Q2 2003. The wholesale business incurred higher operating expenses of $0.2 million relating to new business and higher delivery and health insurance costs. The retail health food segment's operating expense was flat as compared to the Q1 2003.

For the six month period ended March 2004, total operating expense increased 8.4% or approximately $2.2 million to $28.5 million compared to the same period in the prior fiscal year. The increase was primarily due to expenses associated with the beverage segment which accounted for $1.8 million of the increase. Our beverage segment, which began in Q1 2002 with the acquisition of a natural spring water bottling operation, incurred $3.0 million in operating expenses for the six months ended March 2004, primarily due to the formation of the beverage marketing and distribution business late in Q1 2003. The wholesale distribution segment incurred additional operating costs of $0.4 million, primarily related to additional new business and increased delivery costs, health insurance and bad debts, as compared to the six months ended March 2004. Total operating expenses in our retail segment were relatively flat for the six months ended March 2004, compared to the same period in the prior year.

As a result of the above, income (loss) from operations for Q2 2004 decreased by $1.2 million to ($1.0) million, as compared to Q2 2003. Income from operations for the six months ended March 2004 decreased by $1.2 million to $0.2 million.

INTEREST EXPENSE

Interest expense for Q2 2004 increased 2.5%, or $0.02 million, to approximately $0.8 million when compared to Q2 2003. The increase was primarily due to additional borrowing on the Company's revolving line of credit to support operations.

Interest expense of $1.6 million for the six months ended March 2004 represented a decrease of 2.7% from the same period in the prior fiscal year. The decrease was primarily due to the Company's ability to select LIBOR as a borrowing rate being reinstated in Q3 2003, which lead to a reduction in average interest rates of approximately 0.30% verses the first six months of fiscal 2003.

OTHER

Other income for Q2 2004 of approximately $0.02 million was generated primarily from interest income, dividends and royalty payments. Other income of approximately $0.1 million for Q2 2003 was generated primarily from gains from sales of available for sale securities, interest income and dividends.

Other income for the six months ended March 2004 of approximately $0.4 million was generated primarily from gains on sales of available for sale securities, as well as, interest income, dividends and royalty payments. Included in other income for the six months ended March 2003 of approximately $0.3 million is $0.1 million received from a settlement related to a former distribution facility and $0.1 million from gains on sales of available-for-sale securities, as well as, interest income and dividends on investment securities.

As a result of the above factors, net income (loss) for the three and six months ended March 2004 was ($1.1) million and ($0.6) million, respectively compared to $0.3 million and $0.0 million for the three and six months ended March 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash to pay its operating expenses, purchase inventory, make capital investments and pay dividends. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings, as necessary. During the six months ended March 2004, the Company generated cash flow of approximately $5.4 million from operating activities, primarily through decreases in accounts receivable and inventories, and increases in accounts payable resulting from extended terms received on product promotions and vendor payment incentives. Cash of $1.0 million was utilized during the six months ended March 2004 for capital expenditures. These expenditures were partially offset by the sales of certain fixed assets and securities which generated a net cash inflow during the period of $0.5 million. The Company also used $5.1 million to pay down long-term debt and subordinated debt during the period and $0.1 million to pay dividends.

The Company's primary source of borrowing for liquidity purposes is its $55.0 million revolving credit facility with LaSalle Bank (the "Facility"). The Facility allows ADC to borrow up to $55.0 million at any time through June 2005, subject to eligible accounts receivable and inventory requirements. As of March 2004, the outstanding balance on the Facility was $33.1 million.
The Facility bears interest at a variable rate equal to the bank's base rate, which was 4.00% at March 2004, or LIBOR plus 2.50%, as selected by the Company. The Company hedges its variable rate risk on $15.0 million of its borrowings under the Facility by use of interest rate swap agreements. These swap agreements have the effect of converting the interest on this amount of debt to a fixed rate ranging between 4.38% and 4.87% per annum.

As of March 2004, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of approximately $18.5 million. This compares to cash on hand of $0.7 million and working capital of $20.0 million as of September 2003. The Company's ratio of debt to equity decreased to 3.35 at March 2004 compared to 3.45 at September 2003 primarily due to paying down the balance on the Facility.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the Facility will provide sufficient liquidity for the operation of its wholesale distribution and retail health food segments. The Company will be required to repay $6.8 million of subordinated debt in September 2004 and is currently negotiating a private placement of its securities to refinance or retire this debt, as well as, provide liquidity for its beverage business.

The following table summarizes our outstanding contractual obligations and commitments as of fiscal year end 2003. Other than the pay down of approximately $4.8 million on the Facility, there have been no significant changes to debt or contractual obligations since September 2003. (Amounts in thousands):

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
                        =========  ========  ========  =======  =======  =======   =========

CERTAIN ACCOUNTING CONSIDERATIONS

In March 2004, the FASB issued an Exposure Draft, "Share-Based Payment - an amendment of Statements No. 123 and 95 ", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." If finalized as drafted, the Company would be required to record compensation expense based on the fair value of the awards granted to employees for stock options issued after October 1, 2005 (fiscal 2006 for the Company). Fair value will be measured
using an acceptable fair value based pricing model.   The comment period for
the exposure draft ends on June 30, 2004. We are currently assessing the impact that this standard will have on the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably expected to have a material effect on the Company's financial position or results of operations.

RELATED PARTY TRANSACTIONS

During the three and six months ended March 2004, we were charged $16,500 and $33,000 respectively by AMCON Corporation as consideration for office rent and management services, which is included in selling, general and administrative expenses. AMCON Corporation is owned by certain directors and executive officers of the Company. We also contracted with one of our directors for consulting services in connection with our retail health food operations during Q1 and Q2 2004. The amount paid for consulting services during the three and six months ended March 2004 was $22,500 and $37,500, respectively, plus reimbursement of expenses. The director was hired by the Company in Q2 2004; therefore, the consulting services have ended. Each of these related party transactions has been reviewed and approved by the Company's Audit Committee.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt. At March 2004, we had $22.8 million of variable rate debt outstanding (excluding $15.0 million variable rate debt which is fixed through the swaps described below), with maturities through June 2005. The interest rates on this debt ranged from 3.60% to 6.75% at March 2004. We have the ability to select the bases on which our variable interest rates are calculated by selecting an interest rate based on our lender's base interest rate or based on LIBOR. This provides management with some control of our variable interest rate risk. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.1 million for each 1% change in our lender's prime interest rate.

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

In addition, we are exposed to market risk relating to our available-for-sale investment in the common stock of Consolidated Water Company Limited ("CWCO"), a public company traded on the NASDAQ National Market. At March 2004 and 2003 we held 5,000 and 42,500 shares, respectively, of common stock of CWCO valued at approximately $0.1 million and $0.6 million. We value this investment at market and record price fluctuations in shareholders' equity as unrealized gain or loss on investments. The unrealized gain on CWCO shares was approximately $0.1 million at March 2004 and $0.5 million at March 2003, respectively. We sold 25,000 shares of CWCO common stock in Q1 2004 and realized a gain of $0.4 million on the sale. We did not sell any shares of CWCO common stock in Q2 2004.

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

10.1 Loan and Security Agreement, dated June 1, 2001, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 13, 2001)

10.2 ISDA Master Agreement, dated as of December 22, 2000 between LaSalle Bank National Association and Merchants Wholesale Inc., as assumed by the Company on June 1, 2001 (incorporated by reference to Exhibit 10.4 on Form 10-Q/A filed on October 4, 2001)

10.3 Secured Promissory Note, dated as of May 30, 2001 between the Company and Gold Bank (incorporate by reference to Exhibit 10.5 on Form 10-Q/A filed on October 4, 2001)

10.4 8% Convertible Subordinated Note, dated September 15, 1999 by and between Food For Health Company Inc. and Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to
      Exhibit 10.1 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.5 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.6 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.7 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.8 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.9 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.10 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.11 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to
       Exhibit 10.13 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.12 Swap Transaction Confirmation ($10,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association
       (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.13 Swap Transaction Confirmation ($5,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association
       (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

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

31.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

(b)  REPORTS ON FORM 8-K

The Company furnished a report on Form 8-K dated February 9, 2004 reporting its earnings for the first quarter ended December 26, 2003 under Item 12, Results of Operations and Financial Condition. Reference was made to a press release furnished therewith as Exhibit 99.1.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     May 10, 2004        /s/ William F. Wright
          ----------------        -----------------------------
                                  William F. Wright
                                  Chairman of the Board and
                                    Principal Executive Officer


Date:     May 10, 2004        /s/ Michael D. James
          ----------------        -----------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer