Form 10-Q
period 2004-06-25
AMCON DISTRIBUTING CO
filed 2004-08-09
CIK 928465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 25, 2004

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

The Registrant had 527,062 shares of its $.01 par value common stock outstanding as of August 2, 2004.



                                                                Form 10-Q
                                                               3rd Quarter

                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:
          --------------------------------------------
          Condensed consolidated unaudited balance sheets
          at June 2004 and September 2003                                   3

          Condensed consolidated unaudited statements of
          operations for the three and nine month periods
          ended June 2004 and 2003                                          4

          Condensed consolidated unaudited statements of
          cash flows for the nine month periods ended
          June 2004 and 2003                                                5

          Notes to unaudited condensed consolidated
          financial statements                                              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       28

Item 4.   Controls and Procedures                                          28

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                29

Item 2.   Changes in Securities, Use of Proceeds and Issuer
          Purchases of Equity Securities                                   30

Item 4.   Submission of Matters to a Vote of Security Holders              30

Item 6.   Exhibits and Reports on Form 8-K                                 31














PART I -  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

                          AMCON Distributing Company and Subsidiaries
                        Condensed Consolidated Unaudited Balance Sheets
                                 June 2004 and September 2003
----------------------------------------------------------------------------------------
                                                          June 2004       September 2003
                                                         ------------     --------------
                  ASSETS
Current assets:
  Cash                                                  $     711,257      $     668,073
  Available-for-sale securities                                     -            512,694
  Accounts receivable, less allowance for doubtful
    accounts of $0.9 million and $0.8 million,
    respectively                                           28,491,176         28,170,129
  Inventories                                              30,798,156         32,489,051
  Income tax receivable                                     1,075,629                  -
  Deferred income taxes                                     1,568,476          1,568,476
  Other                                                     1,124,721            581,950
                                                        -------------       ------------
          Total current assets                             63,769,415         63,990,373

Fixed assets, net                                          19,842,824         16,951,615
Goodwill                                                    6,091,397          6,091,397
Other intangible assets                                    19,267,938         11,420,542
Other assets                                                1,021,310          1,045,503
                                                        -------------       ------------
                                                        $ 109,992,884       $ 99,499,430
                                                        =============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  16,319,600       $ 15,092,091
  Accrued expenses and other current liabilities            4,447,798          3,715,370
  Accrued wages, salaries, bonuses                          1,702,029          1,462,678
  Income tax payable                                                -            540,414
  Current liabilities of discontinued operations              122,976            117,612
  Current portion of long-term debt                        10,762,065         15,348,167
  Current portion of subordinated debt                      7,785,486          7,762,666
                                                        -------------       ------------
          Total current liabilities                        41,139,954         44,038,998
                                                        -------------       ------------

Deferred income taxes                                       1,291,429          1,367,367
Non-current liabilities of discontinued operations                  -            161,025
Other long-term liabilities                                 5,146,551                  -
Long-term debt, less current portion                       43,457,833         35,654,423
Subordinated debt, less current portion                        80,000            976,220
Minority interest                                                   -                  -

Commitments and contingencies

Shareholders' equity:
  Series A, cumulative, convertible, preferred
  stock, $.01 par value, 100,000 shares authorized
  and issued                                                    1,000                  -
  Common stock, $.01 par value, 2,500,000
    shares authorized, 527,062 and 528,159
    shares issued, respectively                                 5,271             31,690
  Additional paid-in capital - preferred stock              2,454,568                  -
  Additional paid-in capital - common stock                 6,406,575          5,997,977
  Accumulated other comprehensive income,
    net of tax of $0.1 million and $0.1 million,
    respectively                                               95,933            220,732
  Retained earnings                                         9,913,770         11,050,998
                                                        -------------       ------------
          Total shareholders' equity                       18,877,117         17,301,397
                                                        -------------       ------------
                                                        $ 109,992,884       $ 99,499,430
                                                        =============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Statements of Operations
                           for the three and nine month periods ended June 2004 and 2003
                                                  (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                  For the three months            For the nine months
                                                     ended June                      ended June
                                            -----------------------------   -----------------------------
                                                2004            2003            2004            2003
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of
  $50.3 million and $42.8 million, and
  $141.3 million and $123.4 million,
  respectively)                             $ 218,891,060   $ 189,949,079   $ 605,345,475   $ 564,678,909

Cost of sales                                 203,794,520     173,924,679     561,580,512     520,979,369
                                            -------------   -------------   -------------   -------------
     Gross profit                              15,096,540      16,024,400      43,764,963      43,699,540
                                            -------------   -------------   -------------   -------------
Selling, general and administrative
  expenses                                     14,235,975      13,628,524      41,618,177      38,803,228
Depreciation and amortization                     554,862         574,332       1,683,313       1,706,844
                                            -------------   -------------   -------------   -------------
                                               14,790,837      14,202,856      43,301,490      40,510,072
                                            -------------   -------------   -------------   -------------

     Income from operations                       305,703       1,821,544         463,473       3,189,468
                                            -------------   -------------   -------------   -------------
Other expense (income):
  Interest expense                                842,260         788,898       2,445,401       2,436,769
  Other                                          (108,797)        (85,159)       (555,663)       (367,294)
                                            -------------   -------------   -------------   -------------
                                                  733,463         703,739       1,889,738       2,069,475
                                            -------------   -------------   -------------   -------------

Income (loss) before income taxes                (427,760)      1,117,805      (1,426,265)      1,119,993

Income tax expense (benefit)                     (163,000)        427,000        (574,000)        428,000

Minority interest, net of tax                           -              -                -               -
                                            -------------   -------------   -------------   -------------

Net income (loss) available to
  common shareholders                       $    (264,760)  $     690,805   $    (852,265)  $     691,993
                                            =============   =============   =============   =============

Earnings (loss) per share:
  Basic                                     $       (0.50)  $        1.31   $       (1.61)  $        1.31
                                            =============   =============   =============   =============

  Diluted                                   $       (0.50)  $        1.29   $       (1.61)  $        1.29
                                            =============   =============   =============   =============

  Dividends per share                       $        0.18   $        0.18   $        0.54   $        0.54
                                            =============   =============   =============   =============

Weighted average shares outstanding:
  Basic                                           527,671         528,159         528,010         527,545
  Diluted                                         527,671         534,858         528,010         536,857


The accompanying notes are an integral part of these condensed consolidated financial statements.













                     AMCON Distributing Company and Subsidiaries
                   Condensed Consolidated Statements of Cash Flows
                 for the nine month periods ended June 2004 and 2003
                                    (Unaudited)
---------------------------------------------------------------------------------
                                                         2004            2003
                                                     ------------    ------------
Net cash flows from operating activities             $  2,255,780    $ 13,226,704
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                            (1,624,650)     (1,705,061)
  Acquisitions, net of cash acquired                  ( 2,126,338)              -
  Proceeds from sales of fixed assets                      60,550          42,425
  Proceeds from sales of available-for-sale
    securities                                            561,910         112,926
                                                     ------------    ------------
  Net cash flows from investing activities            ( 3,128,528)     (1,549,710)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on bank credit agreement                    (2,687)     (9,857,184)
  Proceeds from issuance of preferred stock             2,500,000               -
  Payments on long-term debt and
   subordinated debt                                   (1,270,617)     (1,110,175)
  Dividends paid                                         (284,959)       (286,961)
  Proceeds from issuance of short-term debt                     -           7,998
  Proceeds from exercise of stock options                     523          20,489
  Retirement of common stock                              (26,328)            (36)
                                                     ------------    ------------
  Net cash flows from financing activities                915,932     (11,225,869)
                                                     ------------    ------------

Net increase in cash                                       43,184         451,125
Cash, beginning of period                                 668,073         130,091
                                                     ------------    ------------

Cash, end of period                                  $    711,257    $    581,216
                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest          $  2,668,801    $  3,475,783
   Cash paid (refunded) during the
      period for income taxes                           1,131,242        (219,895)

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

   Acquisition of equipment through capital leases   $    125,840    $          -
   Business combinations
     Fair value of assets acquired                     11,265,013               -
     Notes payable issued                               3,328,440               -
     Issuance of options                                  407,984               -
     Present value of future water royalty payments
       and water rights guarantee                       5,245,975               -
     Other liabilities assumed                            156,276               -

The accompanying notes are an integral part of these condensed consolidated financial statements.



                AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                           June 2004 and 2003
----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of AMCON Distributing Company and its subsidiaries ("AMCON" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. The Company's consolidated balance sheet at September 26, 2003 is derived from audited financial statements. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended September 26, 2003, which are included in the Company's Annual Report to Shareholders filed with Form 10-K ("2003 Annual Report"). Results for the interim period are not necessarily indicative of results to be expected for the entire year.

AMCON's fiscal third quarters ended on June 25, 2004 and June 27, 2003. For convenience, the fiscal third quarters have been indicated herein as June 2004 and 2003, respectively. Each fiscal quarter was comprised of 13 weeks.

During the third quarter ended June 2004, the Company, through its newly formed subsidiary, TSL Acquisition Corp., acquired substantially all of the assets of Trinity Springs, Ltd. in an asset acquisition. TSL Acquisition Corp. changed its name to Trinity Springs, Inc., and Trinity Springs, Ltd. changed its name to Crystal Paradise Holdings, Inc. ("the Seller") following the acquisition. The Seller received a 15% minority interest in Trinity Springs, Inc. As a result of its 85% ownership interest, the Company has included the operating results of Trinity Springs, Inc. in the accompanying unaudited condensed consolidated financial statements since the date of acquisition (June 17, 2004) and has presented the 15% non-owned interest in this subsidiary as minority interest. Based on the preliminary purchase price allocation (see Note 2), there is no historical basis for the minority interest and since the minority shareholders has not guaranteed Trinity Springs, Inc.'s debt or committed to provide additional capital and as such, it has not received an allocation of the loss from Trinity Springs, Inc. since the date of acquisition.

On May 11, 2004, the shareholders' approved a one-for-six reverse stock split of the outstanding shares of its common stock. On May 14, 2004, the Company effected the reverse stock split and those shareholders who held fewer than six shares of AMCON's common stock immediately prior to the reverse stock split received a cash payment in exchange for their shares. The total cash paid for all fractional shares was $26,328. All common stock shares and per share data (except par value) for all periods presented have been adjusted to reflect the reverse stock split.

Stock-based Compensation
------------------------
AMCON maintains a stock-based compensation plan which provides that the Compensation Committee of the Board of Directors may grant incentive stock
                                    6

options and non-qualified stock options. AMCON accounts for stock option grants using the intrinsic value method under which compensation cost is measured by the excess, if any, of the fair market value of its common stock on the date of grant over the exercise price of the stock option. Accordingly, stock-based compensation costs related to stock option grants are not reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.

The following table provides required pro forma information regarding net income (loss) and earnings (loss) per share assuming the Company recognized expense for its stock options using the fair value method rather than the intrinsic value method. The fair value of options was estimated at the date of the grant using the Black-Scholes option pricing model. See Note 11 to the unaudited condensed consolidated financial statements for discussion of the proposed accounting standard related to the treatment of stock options. Pro forma net income (loss) and earnings (loss) per share are as follows:

                                          For the three months         For the nine months
                                             ended June                  ended June
                                       -------------------------    ------------------------
                                          2004          2003           2004          2003
                                       -----------   -----------    -----------   ----------
Net earnings
------------

Net income (loss), as reported         $  (264,760)  $   690,805    $  (852,265)   $ 691,993
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of
  related tax effects                      (15,303)      (15,571)       (45,909)     (46,713)
                                       -----------   -----------    -----------   ----------
Pro forma net income (loss)            $  (280,063)  $   675,234    $  (898,174)  $  645,280
                                       ===========   ===========    ===========   ==========

Earnings (loss) per share
-------------------------

As reported: Basic                     $     (0.50)  $      1.31    $     (1.61)  $     1.31
                                       ===========   ===========    ===========   ==========
             Diluted                   $     (0.50)  $      1.29    $     (1.61)  $     1.29
                                       ===========   ===========    ===========   ==========
Pro forma:   Basic                     $     (0.53)  $      1.28    $     (1.70)  $     1.22
                                       ===========   ===========    ===========   ==========
             Diluted                   $     (0.53)  $      1.26    $     (1.70)  $     1.20
                                       ===========   ===========    ===========   ==========

2.  ACQUISITIONS:

On June 17, 2004, a newly formed subsidiary of AMCON, TSL Acquisition Corp. (which subsequently changed its name to Trinity Springs, Inc.) acquired the tradename, water rights, customer list and substantially all of the operating assets of Trinity Springs, Ltd., which subsequently changed its name to Crystal Paradise Holdings, Inc. The Seller was headquartered in Sun Valley/Ketchum, Idaho, once bottled and sold a geothermal bottled water and a natural mineral supplement.

The purchase price was paid through a combination of $2.1 million in cash, $3.3 million in notes (see Note 9) which were issued by Trinity Springs, Inc. and guaranteed by AMCON; the assumption of approximately $0.2 million of liabilities and the issuance of common stock representing 15% ownership Trinity Springs, Inc. The Trinity Springs, Inc. stock is convertible into 16,666 shares of AMCON common stock at the option of the Seller which had a fair value of $0.4 million. Included in the $2.1 million paid in cash are transaction costs totaling approximately $0.7 million that were incurred to complete the acquisition and consist primarily of fees and expenses for attorneys and investment bankers. In addition, Trinity Springs, Inc. will pay an annual water royalty to the Seller in perpetuity in an amount equal to the greater of $0.03 per liter of water extracted from the source or 4% of water revenues (as defined by the purchase agreement) which is guaranteed by AMCON up to a maximum of $5 million, subject to a floor of $206,400 for the first year and $288,000 annually thereafter. The Company has recorded a $5.2 million liability for the present value of the $2.8 million future minimum water royalty payments and the $5.0 million cancellation payment related to water rights as discussed below.

The promissory notes referred to above and the water royalty are secured by a first priority security and mortgage on the acquired assets, other than inventory and accounts receivable. The Seller retains the right to receive any water royalty payment for the first five years in shares of AMCON common stock up to a maximum of 41,666 shares. The water royalty can be cancelled after ten years have elapsed following the closing of the sale of assets of Trinity Springs, Inc., if the business of Trinity Springs, Inc. is sold to an unaffiliated third party, in which case the Seller would be entitled to receive the appraised fair market value of the water royalty but not less than $5 million. The Company's Chairman has in turn guaranteed AMCON for these payments as well as the promissory notes referred to above. In order to facilitate the transaction, AMCON completed a $2.5 million private placement of Series A Convertible Preferred Stock representing 100,000 shares at $25 per share as more fully described in Note 5.

The asset acquisition has been recorded on the Company's books using the purchase method of accounting. The estimated purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of the acquisition, the Company is in the process of obtaining a valuation of certain assets acquired in the transaction. As a result, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition based on a preliminary allocation of the purchase price and are subject to refinement.

                         At June 17, 2004
                            ($000's)
                --------------------------------------
                Current assets                  $  0.5
                Fixed assets                       3.0
                Intangible assets                  7.8
                                                  ----
                     Total assets acquired        11.3
                                                  ----
                Current liabilities                0.2
                                                  ----
                     Total liabilities assumed     0.2
                                                  ----
                     Net assets acquired        $ 11.1
                                                  ====

The estimated portion of the purchase price in excess of the fair value of the net assets acquired to be allocated to identifiable intangible assets is approximately $7.8 million. The identifiable intangible assets consist of a customer list, water rights and the Trinity tradename. The water rights and the Trinity tradename are considered to have indefinite lives and therefore are not amortized. The customer list is amortized over a five year period. Assuming the above acquisition had occurred on the first day of fiscal 2003 (September 27, 2002) unaudited pro forma consolidated sales, income (loss) from operations, net income (loss) and net earnings (loss) per share would have been as follows:

                                       For the three months         For the nine months
                                            ended June                  ended June
                                  ----------------------------   ----------------------------
                                       2004          2003            2004           2003
                                  -------------  -------------   -------------  -------------

Sales                             $ 220,098,813  $ 190,972,319   $ 608,054,490  $ 567,232,969

Income (loss) from operations          (512,447)       363,936      (2,078,933)      (788,447)
Net income (loss)                      (512,447)       363,936      (2,078,933)      (788,447)

Net earnings (loss) per share:
   Basic                          $       (0.97) $        0.69   $       (3.94) $       (1.49)
   Diluted                        $       (0.97) $        0.68   $       (3.94) $       (1.49)


3.  INVENTORIES:

Inventories consisted of the following at June 2004 and September 2003:

                                  June         September
                                  2004            2003
                              ------------    ------------
      Finished goods          $ 33,767,860    $ 35,877,552
      Raw materials              1,331,184         310,242
      LIFO reserve              (4,300,888)     (3,698,743)
                              ------------    ------------
                              $ 30,798,156    $ 32,489,051
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution operation's inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market. The retail health food operation utilizes the retail LIFO inventory method of accounting stated at the lower of cost (LIFO) or market. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods. The beverage operation's finished goods inventory includes materials, labor and manufacturing overhead costs. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. The LIFO reserve at June 2004 and September 2003 represents the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis. An allowance for obsolete inventory is maintained in the retail health food segment to reflect the expected unsaleable or non-refundable inventory based on evaluation of slow moving products.

4.  OTHER INTANGIBLE ASSETS:

Other intangible assets at June 2004 and September 2003 consisted of the following:

                                                           June         September
                                                           2004            2003
                                                       ------------    ------------
Trademarks and tradenames                              $ 13,360,748    $ 10,928,793
Covenants not to compete (less accumulated
  amortization of $814,223 and $724,625)                    106,002         195,600
Favorable leases (less accumulated
  amortization of $325,067 and $280,273)                    160,933         205,727
Debt issue costs (less accumulated
  amortization of $489,769 and $399,347)                          -          90,422
Water rights                                              5,245,975               -
Customer list                                               394,280               -
                                                       ------------    ------------
                                                       $ 19,267,938    $ 11,420,542
                                                       ============    ============

Trademarks, tradenames and water rights are considered to have indefinite useful lives and, therefore, no amortization is recorded on these assets. In Q1 2004, the beverage segment purchased the tradename Bahia/R/ for $0.3 million in connection with the purchase of inventory and other assets from Bahia Company. As discussed in Note 2, in June 2004, the Company acquired the tradename Trinity/R/, water rights and a customer list from Trinity Springs, Ltd. for $2.2 million, $5.2 million and $0.4 million, respectively. Amortization expense for the intangible assets that are considered to have finite lives was $66,844, $102,515, $224,814 and $306,227 for the three and nine months ended June 2004 and 2003, respectively.

Annual amortization expense related to the amortizing intangible assets held at June 2004 for the current year and for each of the next four years is estimated to be as follows:

                                Fiscal      Fiscal      Fiscal      Fiscal      Fiscal
                                 2004        2005        2006        2007        2008
                               ---------   ---------   ---------   ---------   ---------
Covenants not to compete       $ 119,000   $  78,000   $       -   $       -   $       -
Customer list                     20,000      79,000      79,000      79,000      79,000
Favorable leases                  60,000      40,000      40,000      40,000      27,000
Debt issue costs                  90,000           -           -           -           -
                               ---------   ---------   ---------   ---------   ---------
                               $ 289,000   $ 197,000   $ 119,000   $ 119,000   $ 106,000
                               =========   =========   =========   =========   =========



5.  SHAREHOLDERS EQUITY:

In order to finance the cash portion of the purchase price paid for the acquisition described in Note 2, the Company issued $2.5 million of Series A Convertible Preferred Stock representing 100,000 shares at a purchase price of $25 per share (the "Liquidation preference"). The Series A Convertible Preferred Stock is convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of Preferred Shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion price is initially $30.31 per share, but is subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends on the Series A Convertible Preferred Stock are payable at a rate of 6.785% per annum and are payable in arrears, when, as and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year. Upon liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive the Liquidation Preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The Series A Convertible Preferred Stock also contain redemption features in certain circumstances such as a change of control, minimum thresholds of ownership by the Chairman and his family in AMCON, or bankruptcy. Finally, the Series A Convertible Preferred Stock is optionally redeemable by the Company beginning June 17, 2006 at a redemption price equal to 112% of the Liquidation Preference. The redemption price decreases 1% annually thereafter until June 16, 2018, after which date it remains the liquidation preference. These securities were issued to the Company's Chairman and Draupnir, LLC., of which one of the Company's directors is a member and director.

6.  DIVIDENDS:

On May 12, 2004, the Company declared a cash dividend of $0.18 per common share payable on June 18, 2004 to shareholders of record as of May 28, 2004.

7.  EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at June 2004 and 2003, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common shares, totaled 31,440 with an average exercise price of $39.75 for the three and nine months ended June 2004, and 32,390 with an average exercise price of $43.02 for the three months ended June 2003 and 29,890 with an average exercise price of $44.46 for the nine month period ended June 2003.








                                              For the three month period ended June
                                      -------------------------------------------------------
                                                 2004                         2003
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,671       527,671         528,159       528,159

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -         9,480               -         6,699

3.  Exclusion of the weighted average
     of net additional shares
     outstanding assuming dilutive
     options and warrants exercised
     and proceeds used to purchase
     treasury stock as their
     inclusion would be anti-dilutive           -        (9,480)              -             -
                                      -----------   -----------     -----------   -----------
4.  Weighted average number of
     shares outstanding                   527,671       527,671         528,159       534,858
                                      ===========   ===========     ===========   ===========

5.  Net income (loss)                 $  (264,760)  $  (264,760)    $   690,805   $   690,805
                                      ===========   ===========     ===========   ===========

6.  Net income (loss) per share       $     (0.50)  $     (0.50)    $      1.31   $      1.29
                                      ===========   ===========     ===========   ===========

                                                 For the nine month period ended June
                                      -------------------------------------------------------
                                                 2004                         2003
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   528,010       528,010         527,545       527,545

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock            -         8,123               -         9,312

3.  Exclusion of the weighted average
     of net additional shares
     outstanding assuming dilutive
     options and warrants exercised
     and proceeds used to purchase
     treasury stock as their
     inclusion would be anti-dilutive           -        (8,123)              -            -
                                      -----------   -----------     -----------   -----------
4.  Weighted average number of
     shares outstanding                   528,010       528,010         527,545       536,857
                                      ===========   ===========     ===========   ===========

5.  Net income (loss)                 $  (852,265)  $  (852,265)    $   691,993   $   691,993
                                      ===========   ===========     ===========   ===========

6.  Net earnings (loss) per share     $     (1.61)  $     (1.61)    $      1.31   $      1.29
                                      ===========   ===========     ===========   ===========
                                         12
8.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net income (loss) per the accompanying unaudited condensed consolidated statements of operations to comprehensive income for the periods indicated:

                                          For the three months         For the nine months
                                             ended June                  ended June
                                       -------------------------    ------------------------
                                          2004          2003           2004          2003
                                       -----------   -----------    -----------   ----------
Net income (loss)                      $  (264,760)  $   690,805    $  (852,265)  $  691,993

Other comprehensive income (loss):
 Unrealized holding gains (loss) from
  investments arising during the
  period, net of income tax expense
  (benefit) of $0 and $17,000
  for the three months ended June
  2004 and 2003 and $3,000 and
  $83,000 for the nine months ended
  June 2004 and 2003, respectively              -         28,194          4,216      134,709

 Reclassification adjustments for
   gains included in net income
   in prior periods, net of income
   tax expense of $32,000 and $0 for
   the three months ended June 2004
   and 2003 and $177,000 and $36,000
   for the nine months ended June 2004
   and 2003, respectively                  (51,564)            -       (288,305)     (58,374)

 Interest rate swap valuation
   adjustment, net of income tax
   expense (benefit) of $99,000 and
   ($72,000) for the three months ended
   June 2004 and 2003 and $98,000 and
   ($72,000) for the nine months ended
   June 2004 and 2003, respectively        161,821      (118,226)       159,290     (118,226)
                                       -----------   -----------    -----------   ----------
Comprehensive income (loss)            $  (154,503)  $   600,773    $  (977,064)  $  650,102
                                       ===========   ===========    ===========   ==========



9.  DEBT

The Company maintains a revolving credit facility (the "Facility") with LaSalle Bank which allows it to borrow up to $55.0 million at any time, subject to eligible accounts receivable and inventory requirements. As of June 2004, the outstanding balance on the Facility was $38.0 million. The Facility bears interest at the bank's base rate, which was 4.00% at June 2004, or LIBOR plus 2.50%, as selected by the Company. The Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and the average monthly borrowing for the month. The Facility is collateralized by all of the wholesale distribution segment's equipment, intangibles, inventories, and accounts receivable. The Facility also restricts borrowings for intercompany advances to Trinity Springs, Inc.

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

In connection with the acquisition discussed in Note 2, the Company incurred additional indebtedness by issuing notes payable in the amounts of $2.8 million and $0.5 million. The $2.8 million note bears interest at 5% and is payable in monthly installments of $30,000 through July 1, 2009, with a balloon payment of the remaining principal due on the same date. The $0.5 million note bears interest at 5% and is due July 1, 2007. The Company also assumed long term obligations in connection with existing capital leases that have principal monthly payments totaling $7,000 and expire at various dates between August 2004 and February 2007. In addition, the Company assumed the remaining debt obligation on a warehouse with three annual payments of
$50,000 remaining through June 1, 2007.   Certain obligations incurred in
connection with the acquisition of the assets of Trinity Springs, Ltd. are guaranteed by the Company's Chairman.

10.  BUSINESS SEGMENTS:

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling, marketing and distribution of natural spring and geothermal water, as well as, a natural mineral supplement and other beverage products. The results of Trinity Springs, Inc., which was acquired in June 2004, are included in the beverage segment due to the existence of similar economic characteristics, the nature of production of the products, as well as, the methods used to sell and distribute the products. The segments are evaluated on revenue, income (loss) from operations and income (loss) before taxes.


















                             Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------    ----------    -------------
THREE MONTHS ENDED JUNE 2004:
External revenue:
 Cigarettes                    $ 157,737,225    $         -    $         -    $        -    $ 157,737,225
 Confectionery                    15,514,033              -              -             -       15,514,033
 Health food                               -      7,957,858              -             -        7,957,858
 Tobacco, beverage & other        36,086,949              -      1,668,674       (73,679)      37,681,944
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         209,338,207      7,957,858      1,668,674       (73,679)     218,891,060

Depreciation and amortization /1/    312,493        206,418         79,445             -          598,356
Operating income (loss)            2,269,221       (271,338)    (1,653,024)      (39,156)         305,703
Interest expense                     286,853        309,924        245,483             -          842,260
Income (loss) before taxes         2,084,954       (573,576)    (1,899,979)      (39,159)        (427,760)
Total assets                      70,916,191     17,493,523     21,391,067       192,103      109,992,884
Capital expenditures, net            263,082        256,619        150,830             -          670,531


THREE MONTHS ENDED JUNE 2003:
External revenue:
 Cigarettes                    $ 135,446,471    $         -    $         -    $        -    $ 135,446,471
 Confectionery                    14,150,458              -              -             -       14,150,458
 Health food                               -      8,315,500              -             -        8,315,500
 Tobacco, beverage & other        31,010,861              -      1,025,880           (91)      32,036,650
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         180,607,790      8,315,500      1,025,880           (91)     189,949,079


Depreciation and amortization /1/    311,977        244,683         46,365             -          603,025
Operating income (loss)            2,988,164        176,946     (1,349,753)        6,187        1,821,544
Interest expense                     333,456        338,128        117,314             -          788,898
Income (loss) before taxes         2,730,841       (153,725)    (1,465,498)        6,187        1,117,805
Total assets                      60,933,876     17,661,428      9,303,572             -       87,898,876
Capital expenditures                 121,064         60,172         92,759             -          273,995


NINE MONTHS ENDED JUNE 2004:
External revenue:
 Cigarettes                    $ 440,381,292    $         -    $         -    $        -    $ 440,381,292
 Confectionery                    40,429,845              -              -             -       40,429,845
 Health food                               -     24,781,688              -             -       24,781,688
 Tobacco, beverage & other        96,259,785              -      3,704,812      (211,947)      99,752,650
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         577,070,922     24,781,688      3,704,812      (211,947)     605,345,475

Depreciation and amortization /1/    950,683        641,898        190,249             -        1,782,830
Operating income (loss)            4,852,521        228,912     (4,505,144)     (112,816)         463,473
Interest expense                     914,335        892,248        638,818             -        2,445,401
Income (loss) before taxes         4,471,267       (639,419)    (5,145,294)     (112,819)      (1,426,265)
Total assets                      70,916,191     17,493,523     21,391,067       192,103      109,992,884
Capital expenditures, net            505,142        500,331        619,177             -        1,624,650


NINE MONTHS ENDED JUNE 2003:
External revenue:
 Cigarettes                    $ 414,575,090    $         -    $         -    $        -    $ 414,575,090
 Confectionery                    37,390,510              -              -             -       37,390,510
 Health food                               -     24,713,813              -             -       24,713,813
 Tobacco, beverage & other        85,567,462              -      2,585,125      (153,091)      87,999,496
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         537,533,062     24,713,813      2,585,125      (153,091)     564,678,909

Depreciation and amortization /1/    949,931        706,950        136,038             -        1,792,919
Operating income (loss)            5,225,925        453,590     (2,443,362)      (46,685)       3,189,468
Interest expense                   1,090,500      1,049,157        297,112             -        2,436,769
Income (loss) before taxes         4,462,954       (586,167)    (2,710,109)      (46,685)       1,119,993
Total assets                      60,933,876     17,661,428      9,303,572             -       87,898,876
Capital expenditures                 575,578        369,046        760,437             -        1,705,061


/1/ Includes depreciation reported in cost of sales for the beverage segment.

/2/ Includes charges to operations incurred by discontinued operations and intercompany eliminations. Intersegment sales have been recorded at amounts approximating market.

11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

In March 2004, the FASB issued an Exposure Draft, "Share-Based Payment - an amendment of Statements No. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." If finalized as drafted, the Company would be required to record compensation expense based on the fair value of the awards granted to employees for stock options issued after October 1, 2005 (fiscal 2006 for the Company). Fair value will be measured
using an acceptable fair value based pricing model.   The comment period for
the exposure draft ended on June 30, 2004 but formal guidance is yet to be issued. We are currently assessing the impact that this standard will have on the Company.


12.  SUBSEQUENT EVENTS

On July 1, 2004, the Company's water bottling subsidiary in Hawaii entered into an agreement to acquire certain assets of another water bottling company in Hawaii for $1.2 million in cash and notes in addition to the assumption of $0.1 million of liabilities.












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














CRITICAL ACCOUNTING POLICIES

Certain accounting policies used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgements and estimates. The Company's critical accounting policies are discussed in the Company's 2003 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 26, 2003. There have been no significant changes with respect to these policies during the Company's third quarter of fiscal 2004.

COMPANY OVERVIEW - THIRD FISCAL QUARTER 2004

AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates 14 retail health food stores and a non-alcoholic beverage business that includes natural spring and geothermal water bottling operations in the States of Hawaii and Idaho and a marketing and distribution operation which is focused on selling the Company's proprietary water and other specialty beverages. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries.

During the third quarter of fiscal 2004, the Company:

   - acquired the tradename, water rights, customer list and substantially all of the operating assets of Trinity Springs, Ltd. for approximately $11.3 million through a combination of cash and notes, the issuance of a 15% interest in Trinity Springs, Inc. and the payments of an annual water royalty.

   - completed a $2.5 million private placement of Series A Convertible Preferred Stock and applied a portion of the proceeds to pay the cash consideration for the Trinity Springs, Ltd. acquisition.

   - opened a new retail health food store in Oklahoma City, OK.

   - completed a one-for-six reverse stock split as approved by the shareholders at the May 2004 Annual Meeting.

   - experienced a 15.2% increase in sales compared to the third quarter of 2003 primarily due to increases in the customer base in the wholesale segment.

   - incurred a $1.9 million loss before income taxes in our beverage segment as the beverage marketing and distribution division, which was formed in fiscal 2003, continued to focus its efforts on developing a customer base in which to sell the Company's specialty beverage products.

   - recognized a loss per diluted share of $0.50 for the three months ended June 2004 compared to earnings per diluted share of $1.29 in the same period of the prior year.

   - declared a $0.18 per common share cash dividend.


INDUSTRY SEGMENT OVERVIEWS

Wholesale Distribution Segment
------------------------------
The wholesale distribution of cigarettes has been significantly affected during the past year due to changing promotional programs implemented by the major cigarette manufacturers. Reductions in these promotional programs have caused wholesalers to react by increasing cigarette prices to retailers.
This occurred for the first time at the beginning of fiscal 2004 without a corresponding price increase from manufacturers and occurred again at the beginning of the second quarter of fiscal 2004. Due to timing of recognition of manufacturer program incentive payments, the price increase in the first quarter provided the Company with a $0.8 million non-recurring boost in gross profit during the first nine months of fiscal 2004. Certain manufacturers changed their promotional programs again for the second quarter of fiscal 2004; therefore, it is difficult to predict how these changes will impact the Company and the industry in the future.

As a result of one of the manufacturer program changes discussed above, certain small wholesalers filed suit against Philip Morris and RJ Reynolds alleging unfair trade practices. In addition, due to the heightened level of competition in the marketplace from both a wholesale and retail perspective, a number of wholesalers and retailers have sought bankruptcy protection, been acquired or are on the market to be sold. Therefore, we expect that competition and pressure on profit margins will continue to affect both large and small distributors and demand that distributors consolidate in order to become more efficient.

Retail Health Food Segment
--------------------------
Although this segment has not achieved profitability, realignment of top management and development of a new marketing department was completed in fiscal 2003, and operating results improved significantly in our Midwest stores in fiscal year 2003. A new central point-of-sale inventory control system was implemented in the first quarter of fiscal 2004 and progress was made in the first two quarters of 2004 as the segment incurred a minimal loss. However, the retail segment has experienced a decline in Q3 2004 in sales and gross profit resulting from a planned reduction in the size of the deli/bakery operations in the Florida stores, reduced supplement sales resulting from unfavorable media coverage related to the government ban on ephedra based products and a general softening of the low-carb market coupled with continued expansion of low-carb offerings and sales through mainstream grocery channels. Management is currently reviewing all store locations for opportunities to close or relocate marginally performing stores, remodel and expand good performing stores and identify new locations for one or two additional stores in fiscal 2005.

Beverage Segment
----------------
Construction of an expanded warehouse and packaging building at our plant in Hawaii, which began in the second quarter of 2003, was completed in the first quarter of fiscal 2004. Our water bottling operation in Hawaii has historically operated at a loss, however, management expects this operation to begin generating profits by the end of the present fiscal year as the Company expands its markets and takes advantage of its new operations. In June 2004, the Company acquired substantially all of the assets of Trinity Springs, Ltd., headquartered in Sun Valley/Ketchum, Idaho, which bottled and

                              19
sold geothermal bottled water and a natural mineral supplement. The Trinity Springs water and mineral supplements are currently sold primarily in health food stores and the Company plans to extend the distribution channels outside
the health food market.   The beverage marketing and distribution business
continued to incur significant losses during the third quarter of 2004 as significant expenditures were made for product development, distribution network development and marketing efforts to promote our portfolio of specialty beverages. The resulting sales were less than expected due, in part, to grocery strikes on the West Coast during Q1 and Q2 2004 and longer than anticipated time frame for market penetration of our new beverage products. We continue to expect incremental increases in sales throughout the remainder of the fiscal year and management is taking steps to reduce on-going operating expenses.

RESULTS OF OPERATIONS

AMCON's fiscal third quarters ended on June 25, 2004 and June 27, 2003. For ease of discussion, the fiscal quarters are referred to herein as June 2004 and 2003, respectively or Q3 2004 and Q3 2003, respectively.

Comparison of the three and nine month periods ended June 2004 and 2003
-----------------------------------------------------------------------

SALES

Sales for Q3 2004 increased 15.2% to $218.9 million, compared to $189.9 million in Q3 2003. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.6 million and $1.9 million, for Q3 2004 and Q3 2003, respectively. The change in sales by business segment from Q3 2003 to Q3 2004 is as follows:
                                           Incr
                                          (Decr)
                                          ------
    Wholesale distribution                $ 28.7  million
    Retail health food stores               (0.3) million
    Beverage                                 0.6  million
    Intersegment eliminations               (0.1) million
                                          ------
                                          $ 28.9  million
                                          ======

Sales from the wholesale distribution business increased by $28.7 million in Q3 2004 compared to Q3 2003. Cigarette sales increased by $22.3 million compared to Q3 2003, and sales of tobacco, confectionary and other products increased by $6.4 million during the period. Of the increase in sales of cigarettes, $1.7 million related to price increases implemented by the Company in response to the elimination of vendor program incentives, and $20.6 million related to increased sales from a 13.3% increase in carton volume, primarily from sales to new customers within our current market area. Sales to new customers also contributed to the $6.4 million increase in sales of tobacco, confectionary and other products. We continue to market our full service capabilities in an effort to differentiate our Company from competitors who utilize pricing as their primary marketing tool.


Sales from the retail health food segment during Q3 2004 decreased $0.3 million when compared to Q3 2003. Sales in the new Oklahoma City store, which opened in April 2004, were $0.3 million. Sales declined in the remaining stores $0.6 million primarily because of a planned reduction in the size of the deli/bakery operations in the Florida stores, reduced supplement sales resulting from unfavorable media coverage related to the government ban on ephedra based products and a general softening of the low-carb market coupled with continued expansion of low-carb offerings and sales through mainstream grocery channels.

In the beverage segment, sales increased $0.6 million from Q3 2003 to Q3 2004. The newly acquired water bottling operation in Idaho accounted for $0.1 million of the sales increase in Q3 2004. The marketing and distribution business accounted for $0.7 million of the increase due to the continued focus of management to increase market penetration. Sales from our Hawaiian Springs natural water bottling operation increased by $0.2 million due to market penetration in the Hawaiian islands. These increases were offset by a $0.3 million decrease in sales from our home and office bottling and delivery business in Hawaii which was sold in October 2003.

Sales for the nine months ended June 2004 increased to $605.3 million, compared to $564.7 million for the same period in the prior fiscal year. Sales changes by business segment are as follows:

                                           Incr
                                          (Decr)
                                          ------
    Wholesale distribution                $ 39.5  million
    Retail health food stores                0.1  million
    Beverage                                 1.1  million
    Intersegment eliminations               (0.1) million
                                          ------
                                          $ 40.6  million
                                          ======

Sales from the wholesale distribution business increased by $39.5 million for the nine months ended June 2004 as compared to the same period in the prior year. Cigarette sales increased by $25.8 million compared to the first nine months of fiscal 2003, and sales of tobacco, confectionary and other products increased by $13.7 million during the period. Of the increase in sales of cigarettes, $4.2 million related to price increases implemented by the Company in response to the elimination of vendor program incentives, and $44.3 million in increased sales related to an 8.9% increase in carton volume, primarily to new customers within our current market area. These increases were offset by a $22.7 million decrease in cigarette sales related to a decrease in prices on Philip Morris and Brown & Williamson brands which began in Q2 2003. Although the Philip Morris price reduction program was communicated as a temporary reduction, Philip Morris has extended the program through September 2004 and could extend it further. Brown & Williamson stated that their price reduction program is permanent. The $13.7 million increase in sales of tobacco, confectionary and other products was attributable primarily to new business obtained in our current market area.



Sales from the retail health food segment during first nine months of 2004 increased $0.1 million when compared to same period in 2003. Sales in the new Oklahoma City store, which opened in April 2004, were $0.3 million. Sales declined in the remaining stores $0.2 million primarily due to a planned migration from the deli operation in the Florida stores, unfavorable national media coverage that related to a government ban on ephedra-based supplements and a shift in sales of low-carb products to main stream grocery stores.

The beverage segment accounted for $3.7 million in sales for the nine months ended June 2004, compared to $2.6 million for the same period in 2003. The improvement is primarily due to increases in case volume of Hawaiian Natural spring water, which was possible due to completion of plant construction and a change to a new distributor in the Hawaii market in October 2003, and sales of other premium beverage products which were developed or licensed for sale late in fiscal 2003. The acquisition of substantially all of the operating assets of Trinity Springs, Ltd. at the end of June 2004 also contributed $0.1 million of sales for Q3 2004. Additionally, there were no sales from our home and office bottling and delivery business in Hawaii for the nine months ended June 2004 because it was sold in October 2003. Sales for the nine months ended June 2003 totaled $0.3 million.

Intersegment sales for the nine months ended June 2004 were relatively flat compared to the nine months ended June 2003. Intersegment sales were eliminated in consolidation, all of which related to beverage segment sales to wholesale distribution.

GROSS PROFIT

Gross profit decreased 5.8% to $15.1 million in Q3 2004 from $16.0 million in Q3 2003. Gross profit as a percent of sales decreased to 6.9% in Q3 2004 compared to 8.4% in Q3 2003. Gross profit by business segment is as follows:
(dollars in millions)

                                             Quarter ended
                                                  June
                                            ----------------    Incr
                                             2004      2003    (Decr)
                                            ------    ------    -----
    Wholesale distribution                  $ 12.1    $ 12.3    $(0.2)
    Retail health food stores                  3.0       3.4     (0.4)
    Beverage                                   0.0       0.3     (0.3)
                                            ------    ------    -----
                                            $ 15.1    $ 16.0   $ (0.9)
                                            ======    ======    =====

Gross profit from our wholesale distribution business for Q3 2004 decreased 1.6% or $0.2 million compared to Q3 2003. Gross profit increased by $1.7 million in Q3 2004, compared to Q3 2003, from cigarette price increases implemented during Q1 and Q2 2004 in response to the elimination of vendor program incentive payments that the Company has historically received. In addition, gross profit increased in Q3 2004 by $1.3 million due to increased sales of all products to new customers, as compared to Q3 2003. These increases in gross profit were more than offset by a $0.1 million increase to cost of sales in Q3 2004 as compared to a decrease to cost of sales of $1.3 million in Q3 2003 related to the LIFO reserve, decreases in incentive allowances received primarily from cigarette manufacturers of $1.5 million and a $0.3 million decrease in the margin related to the Company's private label cigarettes.

Gross profit for the retail health food segment decreased to $3.0 million in Q3 2004 as compared to $3.4 million in Q3 2003. The decrease in sales in the retail segment resulted in a lower margin contribution of $0.2 million for Q3 2004. In addition, the retail segment increased its LIFO reserve by $0.2 million in Q3 2004 as compared to Q3 2003 which also decreased gross margin.

The beverage segment had no gross profit in Q3 2004 compared to $0.3 million of gross profit in Q3 2003. The decrease is primarily the result of the lack of sales sufficient to cover related inventory carrying costs that are charged to cost of sales as incurred and a $0.2 million decrease in gross margin related to our home and office bottling and delivery business which was sold in October 2003.

Gross profit as a percentage of sales decreased primarily due to a reduction in cigarette manufacturer incentive payments in the wholesale segment, higher cost of sales charges related to increases in the LIFO reserves in Q3 2004 as compared to Q3 2003 and significant inventory carrying costs in the beverage business.

For the nine months ended June 2004, gross profit increased 0.1% to $43.8 million from $43.7 million for the same period during the prior fiscal year. Gross profit as a percent of sales decreased to 7.2% for the nine month period ended June 2004 as compared to 7.7% for the nine month period ended June 2003. Gross profit by business segment is as follows (dollars in millions):

                                           Nine months ended
                                                 June
                                           ----------------    Incr
                                            2004      2003    (Decr)
                                           ------    ------    -----
    Wholesale distribution                 $ 33.8    $ 33.3    $ 0.5
    Retail health food stores                 9.8       9.9     (0.1)
    Beverage segment                          0.2       0.6     (0.4)
    Intersegment elimination                  0.0      (0.1)     0.1
                                           ------    ------    -----
                                           $ 43.8    $ 43.7    $ 0.1
                                           ======    ======    =====

Gross profit from our wholesale distribution business for the nine months ended June 2004 increased approximately $0.5 million, as compared to the prior year. Gross profit of $3.9 million was generated from cigarette price increases implemented during Q1 and Q2 2004 in response to the elimination of vendor program incentive payments that the Company historically received.

Because vendor programs incentive payments are generally received and recognized by the Company in the quarter following the period in which the related cigarette sales were made, as that is when it is estimable, gross profit during the nine months ended June 2004 includes both the normal vendor program incentive payments relating to Q4 2003 but received during Q1 2004 of approximately $0.8 million, and the amount earned from the price increases that were implemented to replace vendor program incentive payments. This increase in gross profit was partially offset by a decrease of $0.8 million in incentive payments received on our private label cigarettes, a decrease in incentive allowances received from manufacturers of approximately $4.4 million (net of amounts paid to customers) and a $1.3 million larger charge to cost of sales for the first nine months in 2004 as compared to the first nine months in 2003 related to the change in the required LIFO reserve balance. The remainder of the increase in gross profit of $3.1 million was primarily due to increased sales in all products to new customers. The Company expects that gross profit related to private label cigarettes will decrease by up to $1.0 million in fiscal 2004, as compared to fiscal 2003 and will no longer represent a significant source of gross profit for the Company.

Gross profit for the retail health food segment decreased $0.1 million compared with the nine months ended June 2003 primarily due to a $0.1 million increase in the LIFO reserve compared to the first nine months of the prior year.

Gross profit from the beverage segment decreased $0.4 million during the nine months ended June 2004, compared to the nine months ended June 2003, primarily due to significant inventory carrying costs incurred during 2004 and a decrease of $0.2 million in gross profit from our home and office bottling and delivery business in Hawaii which was sold in October 2003.

Gross profit from intersegment sales for the nine month periods in 2004 and 2003 was minimal and eliminated in consolidation. The intersegmental gross profit relates to beverage segment sales to wholesale distribution.

OPERATING EXPENSE

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 4.1% or approximately $0.6 million to $14.8 million in Q3 2004 compared to Q3 2003. The largest increase was in the wholesale business which increased $0.5 million due to higher operating expenses relating to new business and higher delivery and health insurance costs.

For the nine month period ended June 2004, total operating expense increased 6.9% or approximately $2.8 million to $43.3 million compared to the same period in the prior fiscal year. The increase was primarily due to expenses associated with the beverage segment which accounted for $1.7 million of the increase, primarily due to the formation of the beverage marketing and distribution business late in Q1 2003. The wholesale distribution segment incurred additional operating costs of $0.9 million during the nine months ended June 2004, primarily related to new business and increased delivery costs, health insurance and bad debts, as compared to the same prior year period. Total operating expenses in our retail segment were relatively flat for the nine months ended June 2004, compared to the same period in the prior year.

As a result of the above, income from operations for Q3 2004 decreased by $1.5 million to $0.3 million, as compared to Q3 2003. Income from operations for the nine months ended June 2004 decreased by $2.7 million to $0.5 million.

INTEREST EXPENSE

Interest expense for Q3 2004 was $0.8 million, an increase of 6.8% when compared to Q3 2003. The increase was primarily due to additional borrowing on the Company's revolving line of credit to support operations.

Interest expense for the nine months ended June 2004 was relatively flat compared with the same period in the prior year. The increase in interest expense in Q3 2004 was offset by decreases in interest expense earlier in fiscal 2004 resulting from the Company's ability to select LIBOR as a borrowing rate being reinstated in Q3 2003.

OTHER

Other income for Q3 2004 and Q3 2003 of $0.1 million was generated primarily from gains on sales of available-for-sale securities and interest income on tax refunds.

Other income for the nine months ended June 2004 of $0.6 million was generated primarily from gains on sales of available-for-sale securities, as well as, interest income, dividends and royalty payments. Included in other income for the nine months ended June 2003 of approximately $0.4 million is $0.1 million received from a settlement related to a former distribution facility, $0.1 million from gains on sales of available-for-sale securities and $0.1 million in interest on income tax refunds, as well as, interest income and dividends on investment securities.

As a result of the above factors, net income (loss) for the three and nine months ended June 2004 was ($0.3) million and ($0.9) million, respectively compared to $0.7 million for both the three and nine months ended June 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires cash to pay its operating expenses, purchase inventory, make capital investments and pay dividends. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings, as necessary. During the nine months ended June 2004, the Company generated cash flow of approximately $2.3 million from operating activities, primarily through increases in accounts payable and accrued expenses resulting primarily from extended terms received on product promotions and vendor payment incentives. Cash of $3.7 million was utilized during the nine months ended June 2004 for capital expenditures and the Company's acquisition of the tradename, water rights and other operating assets from Trinity Springs, Ltd. These expenditures were partially offset by the sales of certain fixed assets and available-for-sale securities which generated a net cash inflow during the period of $0.6 million. The Company generated net cash of $2.5 million from financing activities primarily from the private placement of Series A Convertible Preferred Stock, which was offset by $1.3 million in cash used to pay down long-term debt and subordinated debt during the period and $0.3 million to pay dividends and retire fractional shares of common stock resulting from the one-for-six reverse stock split.

The Company's primary source of borrowing for liquidity purposes is its $55.0 million revolving credit facility with LaSalle Bank (the "Facility"). The Facility allows ADC to borrow up to $55.0 million at any time through June 2005, subject to eligible accounts receivable and inventory requirements. As of June 2004, the outstanding balance on the Facility was $38.0 million. The Facility bears interest at a variable rate equal to the bank's base rate, which was 4.00% at June 2004, or LIBOR plus 2.50%, as selected by the Company. The Facility also restricts borrowing for intercompany advances to Trinity Springs, Inc. The Company hedges its variable rate risk on $15.0 million of its borrowings under the Facility by use of interest rate swap agreements. These swap agreements have the effect of converting the interest on this amount of debt to fixed rates ranging between 4.38% and 4.87% per annum.

In June 2004 the Company completed a $2.5 million private placement of Series A Convertible Preferred Stock representing 100,000 shares at $25 per share which was primarily used to fund the acquisition of Trinity Springs, Ltd.

As of June 2004, the Company had cash on hand of $0.7 million and working capital (current assets less current liabilities) of approximately $22.6 million. This compares to cash on hand of $0.7 million and working capital of $20.0 million as of September 2003. The Company's ratio of debt to equity decreased to 3.29 at June 2004 compared to 3.45 at September 2003. For the first six months of 2004 the Company was paying down the outstanding balance on the Facility. Subsequently, the Company increased borrowing on the Facility to fund the beverage operations and used a combination of cash raised from the issuance of preferred stock discussed above and other debt to fund the acquisition of the tradename, water rights and operating assets of Trinity Springs, Ltd.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the Facility, will provide sufficient liquidity for the operation of its wholesale distribution segment. However, $6.8 million of subordinated debt related to The Healthy Edge, Inc.'s acquisition of Health Food Associates in September 1999 is due in September 2004. The Facility does not have sufficient availability to allow the Company to fund this obligation on behalf of The Healthy Edge, Inc. In addition, the Company's beverage segment is expected to require additional funding through fiscal 2005 and the Company believes that there may not be sufficient availability on the Facility to fund those operations. Management is presently negotiating with investors to privately place subordinated debt or preferred stock to provide funding for these purposes. Although management is optimistic that such financing will be committed, the ultimate outcome of this financing is not certain at this time. Without such refinancing, the Company would be in default of the subordinated debt, which could potentially result in the loss of the stock of Health Food Associates, which collateralizes the debt.


The following table summarizes our outstanding contractual obligations and commitments as of fiscal year end 2003. Other than the issuance of long-term debt totaling $3.5 million and the agreement to pay future royalties in connection with the Trinity Springs, Ltd. acquisition, as noted in the table below, there have been no significant changes to debt or contractual obligations since September 2003. (Amounts in thousands):

                                               Payments Due By Period
                        --------------------------------------------------------------------
Contractual                         Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
Obligations               Total      2004      2005      2006     2007     2008   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------

Long-term debt          $  49,301  $ 14,927  $ 28,180  $ 6,194  $     -  $     -   $       -

Long-term debt - Trinity    3,464        54       267      281      796      261       1,805

Subordinated debt           8,739     7,763       976        -        -        -           -

Minimum water royalty
 payments                   7,798       206       288      288      288      288       6,440

Capital lease               1,701       421       489      486      284       21           -

Operating leases           22,981     5,150     4,616    3,829    2,269    1,617       5,500
                        ---------  --------  --------  -------  -------  -------   ---------

Total                   $  93,984  $ 28,521  $ 34,816  $11,078  $ 3,637  $ 2,187   $  13,745
                        =========  ========  ========  =======  =======  =======   =========

                          Total
Other Commercial         Amounts    Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
Commitments             Committed    2004      2005      2006     2007     2008   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------

Lines of credit         $  59,750  $  4,750  $ 55,000  $     -  $     -  $     -   $       -

Letters of credit             967       967         -        -        -        -           -
                        ---------  --------  --------  -------  -------  -------   ---------

Total                   $  60,717  $  5,717  $ 55,000  $     -  $     -  $     -   $       -
                        =========  ========  ========  =======  =======  =======   =========

CERTAIN ACCOUNTING CONSIDERATIONS

In March 2004, the FASB issued an Exposure Draft, "Share-Based Payment - an amendment of Statements No. 123 and 95 ", that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." If finalized as drafted, the Company would be required to record compensation expense based on the fair value of the awards granted to employees for stock options issued after October 1, 2005 (fiscal 2006 for the Company). Fair value will be measured using an acceptable fair value based pricing model. The comment period for the exposure draft ended on June 30, 2004 but formal guidance is yet to be issued. We are currently assessing the impact that this standard will have on the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably expected to have a material effect on the Company's financial position or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk on its variable rate debt. At June 2004, we had $27.7 million of variable rate debt outstanding (excluding $15.0 million variable rate debt which is fixed through the swaps described below), with maturities through June 2005. The interest rates on this debt ranged from 3.60% to 6.75% at June 2004. We have the ability to select the bases on which our variable interest rates are calculated on the Facility by selecting an interest rate based on our lender's base interest rate or based on LIBOR. This provides management with some control of our variable interest rate risk. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.2 million for each 1% change in our lender's prime interest rate.

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

During Q3 2004,the Company sold its remaining 5,000 shares of common stock of Consolidated Water Company Limited ("CWCO") a public company traded on the NASDAQ National Market and realized a gain of $0.1 million. The Company is, therefore, no longer exposed to market risk relating to this investment.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

AMCON announced in May 2004 that it was filing suit against Trinity Springs, Ltd. in order to obtain an order from the United States District Court for the District of Idaho declaring that a majority of the votes entitled to be cast by the shareholders of Trinity Springs, Ltd. were cast in favor of the sale of substantially all of its assets to AMCON's subsidiary, TSL Acquisition Corp. and thereby satisfied the shareholder approval condition of the asset purchase transaction. Subsequent to AMCON's filing of its lawsuit, the Inspectors of Election and the Board of Directors of Trinity Springs, Ltd. certified the shareholder voting results in favor of the asset purchase transaction.

After the certification of the voting results, certain minority shareholders filed a complaint and motion for injunctive relief in the District Court of the Fifth Judicial District of the State of Idaho. The Court granted a temporary restraining order on June 11, 2004, which prevented the closing of the asset purchase transaction until the Court had an opportunity to receive additional briefing on the issues presented and the parties could be heard by the Court. On June 16, 2004, the Court heard arguments on whether to extend the temporary restraining order and grant the minority shareholders' motion for preliminary injunction. As a result of the parties' briefing and the arguments presented, the Court dissolved the temporary restraining order and thereby enabled the asset sale transaction to be consummated.

On July 19, 2004, without having requested or been granted permission by the Court, several of the same minority shareholders, along with some additional shareholders filed an amended complaint in the same Idaho state court action. While it is questionable whether the amended complaint was properly filed, the amended pleading raises claims of fiduciary breaches by the directors of Trinity Springs, Ltd. and again alleges that the asset sale transaction did not receive the requisite approval by the shareholders of Trinity Springs, Ltd. The minority shareholders' amended complaint seeks (I) a declaration that the asset sale transaction is void and injunctive relief rescinding that transaction or, alternatively, that a new shareholder vote on the asset sale transaction be ordered, (ii) damages for the alleged breaches of fiduciary duty which are claimed to have arisen out of the disclosure made in connection with the solicitation of proxies, how the votes were counted, and conducting the closing without the requisite shareholder vote, and
(iii) imposition of a constructive trust on the sale proceeds and requiring separate books to be maintained. AMCON continues to believe that the shareholders of Trinity Springs, Ltd. approved the sale of assets to the Company in accordance with applicable law and that the asset sale transaction was properly completed.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company made no repurchases of its common stock during the three and nine-month periods ended June 25, 2004. However, in May 2004, the shareholders approved and the Company effected a one-for-six reverse stock split of the outstanding shares of its common stock. Shareholders who held fewer than six shares of AMCON's common stock immediately prior to the reverse stock split received a cash payment in exchange for their remaining fractional shares after the reverse stock split. As a result, the Company paid $26,328 for approximately 960 post reverse split common shares. All common stock share and per share data (except par value) for all periods presented have been adjusted to reflect the reverse stock split.

In June 2004, the Company completed a $2.5 million private placement of Series A Convertible Preferred Stock representing 100,000 shares at $25 per share which was primarily used to fund the acquisition of Trinity Springs,
Ltd.   The Series A Convertible Preferred Stock is senior to the Company's outstanding common stock and provides for preferential treatment for preferred shareholders in the event of distributions, proceeds upon liquidation of the Company or the redemption of the stock.

In connection with the acquisition of Trinity Springs, Ltd., the Company issued 16,666 unregistered common shares of TSL Acquisition Corp. (a consolidated subsidiary of the Company which subsequently changed its name to Trinity Springs, Inc.) These shares are convertible into the same number of shares of AMCON Distributing Company at the election of the shareholder.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 11, 2004 for the purpose of electing three directors, ratifying the appointment of its auditors and amending the Certificate of Incorporation of the Company to effect a one-for-six reverse stock split of the Company's common stock.

The following sets forth the results of the election of directors:

NAME OF NOMINEE             FOR                 WITHHELD
Mr. William F. Wright   2,335,612  99.6%         9,170
Mr. William R. Hoppner  2,335,739  99.6%         9,043
Mr. Stanley J. Mayer    2,335,739  99.6%         9,043

There was no solicitation in opposition to the nominees proposed to be elected by the Stockholders in the Proxy Statement. In addition to the directors elected at the Annual Meeting, the following directors continued their term of office: Kathleen M. Evans, Timothy R. Pestotnik, Tony Howard, Allen D. Petersen, Raymond F. Bentele and John R. Loyack.

The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending September 24, 2004 was approved by the Stockholders with 2,240,547 votes FOR (95.6% of votes cast), 96,916 votes AGAINST, and 7,319 votes ABSTAINED.

The proposal to amend the Certificate of Incorporation of the Company to effect a one-for-six reverse stock split of the Company's common stock was approved with 2,238,231 votes FOR (72.1% of total shares outstanding), 55,908 votes AGAINST, and 5,643 votes ABSTAINED OR BROKER NON-VOTES.

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

2.2 Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. dated March 8, 2001 (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

2.3 Amendment to Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. effective March 23, 2001 (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

2.4 Asset Purchase Agreement, dated February 8, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.5 Addendum to Asset Purchase Agreement, dated May 30, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.6 Real Estate Purchase Agreement, dated February 8, 2001, between AMCON Distributing Company and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.3 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.7 Addendum to Real Estate Purchase Agreement, dated May 30, 2001, between AMCON Distributing Company and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.4 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.8 Asset Purchase Agreement, dated April 24, 2004, between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.

2.9 First Amendment to Asset Purchase Agreement dated June 17, 2004 between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.

3.1  Restated Certificate of Incorporation of the Company, as amended May
     11, 2004

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

3.3 Second Corrected Certificate of Designations, Preferences and Rights of Series A Preferred Securities of AMCON Distributing Company dated August 5, 2004.

4.1  Specimen Common Stock Certificate (incorporated by reference to Exhibit
     4.1 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

4.2  Specimen Series A Convertible Preferred Stock Certificate

4.3 Securities Purchase Agreement dated June 17, 2004 between AMCON Distributing Company, William F. Wright and Draupnir, LLC.

10.1 Loan and Security Agreement, dated June 1, 2001, between the Company and LaSalle National Bank (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 13, 2001)

10.2 Sixth Amendment to Loan and Security Agreement dated June 28, 2004 between the Company and LaSalle Bank.

10.3 ISDA Master Agreement, dated as of December 22, 2000 between LaSalle Bank National Association and Merchants Wholesale Inc., as assumed by the Company on June 1, 2001 (incorporated by reference to Exhibit 10.4 on Form 10-Q/A filed on October 4, 2001)

10.4 Secured Promissory Note, dated as of May 30, 2001 between the Company and Gold Bank (incorporate by reference to Exhibit 10.5 on Form 10-Q/A filed on October 4, 2001)

10.5 8% Convertible Subordinated Note, dated September 15, 1999 by and between Food For Health Company Inc. and Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to
      Exhibit 10.1 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.6 Secured Promissory Note, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.2 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.7 Pledge Agreement, dated September 15, 1999, by and between Food For Health Company, Inc. and James C. Hinkefent and Marilyn M. Hinkefent, as trustees of the James C. Hinkefent Trust dated July 11, 1994, as amended, Eric Hinkefent, Mary Ann O'Dell, Sally Sobol, and Amy Laminsky (incorporated by reference to Exhibit 10.3 of AMCON's Current Report on Form 8-K filed on September 30, 1999)

10.8 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.9 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.10 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.11 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.12 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to
       Exhibit 10.13 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.13 Swap Transaction Confirmation ($10,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association
       (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.14 Swap Transaction Confirmation ($5,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association
       (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.15 Promissory Note ($2,828,440), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd.

10.16 Promissory Note ($500,000), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd.

10.17 Security Agreement, dated June 17, 2004 by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.

10.18 Shareholders Agreement, dated June 17,2004, by and between TSL Acquisition Corp, AMCON Distributing Company and Trinity Springs, Ltd.

10.19 Guaranty and Suretyship Agreement, dated June 17, 2004, by and between AMCON Distributing Company and Trinity Springs, Ltd.

10.20 Mortgage, dated June 17, 2004, by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.

11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 7 to the financial statements which are incorporated herein by reference to Item 1 of Part I herein)


14.1 Code of Ethics for Principal Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of AMCON's Annual Report on Form 10-K filed on December 24, 2003)

31.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

(b)  REPORTS ON FORM 8-K

On April 26, 2004, the Company filed a report on Form 8-K announcing the execution of an asset purchase agreement relating to the acquisition of Trinity Springs, Ltd. under Item 5, Other Events and Regulation FD Disclosure. Reference was made to a press release therewith as Exhibit 99.1.

On May 14, 2004, the Company furnished a report on Form 8-K announcing its earnings for the second quarter ended March 26,2004 under Item 12, Results of Operation and Financial Condition. Reference was made to a press release therewith as exhibit 99.1.

On May 26, 2004, the Company filed a report on Form 8-K announcing that the Company was seeking a judicial determination of the approval of the Company's acquisition of Trinity Springs, Ltd. under Item 5, Other Events and Regulation FD Disclosure. Reference was made to a press release therewith as
Exhibit 99.1.

On June 18, 2004, the Company filed a report on Form 8-K announcing the completion of the acquisition of substantially all of the assets on Trinity Springs, LTD. under Item 2, Acquisition or Disposition of Assets.


















                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     August 9, 2004          /s/ William F. Wright
          ----------------        -----------------------------
                                  William F. Wright
                                  Chairman of the Board and
                                    Principal Executive Officer


Date:     August 9, 2004          /s/ Michael D. James
          ----------------        -----------------------------
                                  Michael D. James
                                  Treasurer & CFO and
                                    Principal Financial and
                                    Accounting Officer







