Form 10-K
period 2004-09-24
AMCON DISTRIBUTING CO
filed 2005-01-07
CIK 928465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 24, 2004
                                            ------------------
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       to
                                                         ------  ------
Commission File Number  0-24708
                        -------

                       AMCON Distributing Company
-----------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

             Delaware                              47-0702918
------------------------------                --------------------
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
                              (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    ------    ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any other amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                ----    ----

The aggregate market value of equity securities held by non-affiliates of the Registrant on March 25, 2004 was approximately $6.9 million.

As of December 31, 2004 there were 527,062 shares of common stock outstanding.

                - Documents Incorporated by Reference -
                ---------------------------------------

Portions of the Company's 2004 Annual Report to Shareholders are incorporated herein by reference into Parts I, II and IV. Portions of the Company's Proxy Statement pertaining to the 2005 Annual Shareholders' Meeting are incorporated herein by reference into Part III.

                                   1














































                          AMCON DISTRIBUTING COMPANY
                         ----------------------------
                         2004 FORM 10-K ANNUAL REPORT
                         ----------------------------
                              Table of Contents
                         ----------------------------
                                                                        Page
                                                                        ----
                                PART I

Item 1.    Business......................................................   3

Item 2.    Properties....................................................  13

Item 3.    Legal Proceedings.............................................  14

Item 4.    Submission of Matters to a Vote of Security Holders...........  15

Item 4A.   Executive Officers of the Company.............................  15

                                PART II

Item 5.    Market for the Registrant's Common Stock, Related
           Stockholder Matters and Issuer Purchases of Securities........  16

Item 6.    Selected Financial Data.......................................  16

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  16

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....  16

Item 8.    Financial Statements and Supplementary Data...................  16

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  17

Item 9A.   Controls and Procedures.......................................  17

                                PART III

Item 10.   Directors and Executive Officers of the Registrant............  17

Item 11.   Executive Compensation........................................  18

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management................................................  18

Item 13.   Certain Relationships and Related Transactions................  18

Item 14.   Principal Accountant Fees and Services........................  18

                                PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K ..................................................  18

                                   2

                                PART I

ITEM 1.  BUSINESS

GENERAL

AMCON Distributing Company ("AMCON" or the "Company") was incorporated in Delaware in 1986. The Company's principal executive offices are located at 7405 Irvington Road, Omaha, Nebraska 68122. The telephone number at that address is 402-331-3727 and the website address is www.amcon.com. The Company makes available free of charge on its website, its reports on Forms 10-K and 10-Q as soon as reasonably practical after filing with the SEC.

AMCON is primarily engaged in the wholesale distribution of consumer products including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products and health and beauty care products. In addition, the Company operates thirteen retail health food stores in Florida and the Midwest and a non-alcoholic beverage business that includes a natural spring and a geothermal water bottling operations in the States of Hawaii and Idaho and a marketing and distribution operation which is focused on selling the Company's proprietary water and other specialty beverages. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution business and "AMCON" or the "Company" means AMCON Distributing Company and its subsidiaries.

WHOLESALE DISTRIBUTION BUSINESS

ADC serves approximately 6,500 retail outlets in the Great Plains and Rocky Mountain regions, the largest of which accounted for less than 7.0% of AMCON's total revenues during fiscal 2004. Convenience Store News, a trade periodical, ranked ADC as the ninth (9th) largest distributor in its industry out of approximately 1,000 distributors in the United States based upon fiscal 2003 sales volume. From its inception, ADC has pursued a strategy of growth through increased sales and acquisitions. Since 1993, ADC has focused on increasing operating efficiency in its distribution business by merging smaller branch distribution facilities into larger ones. In addition, ADC has grown through expansion of its market area into contiguous regions and by introduction of new product lines to customers.

ADC distributes approximately 13,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. While cigarettes accounted for approximately 73% of the Company's sales volume during fiscal 2004, ADC continues to diversify its businesses and product lines in an attempt to lessen its dependence upon cigarette sales. ADC's principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Proctor & Gamble, Hershey, Mars, William Wrigley and Nabisco. ADC also markets private label lines of cigarettes, tobacco, snuff, water, candy products, batteries and film.

ADC has sought to increase sales to convenience stores and petroleum marketers by adopting a number of operating strategies which it believes gives it a competitive advantage with these types of retailers. One key operating strategy is a commitment to customer service. In a continuing effort to provide better service than its competitors, ADC offers a complete point-of-sale (POS) program to assist with customer image building and

                                   3
product promotions, health and beauty programs, profit building private label programs and custom food service programs, all of which have proven to be advantageous to convenience store customers. ADC has a policy of next-day delivery and employs a concept of selling products in cut-case quantities or "by the each" (i.e. individual units). ADC also offers planograms to convenience store customers to assist in the design of their store and display of products within the store. In addition, customers are able to use ADC's web site to manage their inventory and retail prices, as well as obtain periodic velocity management reports.

ADC has worked to improve its operating efficiency by investing in the latest in systems technology, including computerization of buying and financial
control functions.   Due to the significant price of cigarettes, inventory
management has become even more critical. ADC has also sought to reduce inventory expenses by improving the number of times its inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turned 27.8 times in fiscal year 2004. Inventory turns for the past five years are as follows:

                          Fiscal         Times
                           Year      Inventory Turned
                          ------     ----------------
                          2004            27.8
                          2003            27.5
                          2002            28.5
                          2001            26.8
                          2000            25.4

By managing its operating costs, ADC is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas.

ADC's main office is in Omaha, Nebraska. ADC has six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Wyoming. These distribution centers contain a total of approximately 495,000 square feet of floor space and employ modern equipment for the efficient distribution of the large and diverse product mix. ADC also operates a fleet of approximately 227 delivery vehicles, including straight trucks and over-the-road vehicles with refrigerated trailers.

RETAIL HEALTH FOOD BUSINESS

AMCON's retail health food stores, which are operated as Chamberlin's Market & Cafe ("Chamberlin's" or "CNF") and Akin's Natural Foods Market ("Akin's" or "ANF"), offer over 35,000 different product selections for their customers. Chamberlin's, which was first established in 1935, is an award-winning and highly-acclaimed chain of six health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, delicatessen items and organic produce. Chamberlin's operates all of its stores in and around Orlando, Florida.

Akin's, also established in 1935, is also an award winning chain of seven health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, delicatessen items and organic produce. Akin's has locations in Tulsa (2 stores) and Oklahoma City (2 stores), Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka,


                                   4
Kansas. Management is currently evaluating the possibility of adding at least one new store in fiscal 2005.

AMCON's retail health food stores are managed collectively through a main office in Tulsa, OK, but utilize the name recognition of the established health food retail chains that were acquired. The Company endeavors to maintain the local identity of each chain while providing a means to achieve operating synergies leading to cost savings through centralized management of operations.

BEVERAGE BUSINESS

AMCON's beverage business consists of Hawaiian Natural Water Company, Inc. ("HNWC"), Trinity Springs, Inc. ("TSI") and The Beverage Group, Inc.
("TBG"). HNWC which is headquartered in Pearl City, HI, was formed in 1994 for the purpose of bottling, marketing and distributing Hawaiian natural spring water in Hawaii, the mainland and foreign markets. HNWC's Hawaiian Springs/R/ brand is the only bottled "natural" spring water available from Hawaii. All other bottled waters produced in Hawaii contain "purified" water, from which chemicals and minerals have been removed by means of reverse osmosis filtration. HNWC draws its Hawaiian Springs water from an artesian well located at the base of the Mauna Loa mountain in Kea'au (near
Hilo) on the big island of Hawaii. The water is "bottled at the source" in polyethylene terepthalate ("PET") plastic bottles, which are produced from pre-forms at HNWC's bottling facility. All of HNWC's retail PET products are bottled at its facility in Kea'au, HI. These products consist of the Hawaiian Springs natural spring water line and various limited production co-packaged products.

In July 2004, HNWC acquired the business and operating assets of Nesco Hawaii, a small established purified water bottler on the island of Oahu. This acquisition enables HNWC to more effectively differentiate the premium natural spring water from purified bottled water products in the market place and provides a more competitive price point in which to provide private label water to the island of Oahu.

TSI, purchased in June 2004, produces and sells a bottled natural mineral supplement and geothermal bottled water under the Trinity/R/ label. The Trinity brands are bottled at the source from one of the world's deepest and purest sources at the base of the Trinity Mountains in Idaho at a place called Paradise. The Trinity source flows to the surface of the earth through crystal-lined granite faults by means of geothermal pressure, and
reaches the surface at 138 degrees Fahrenheit.   TSI is headquartered in
Boise, ID and markets and distributes the Trinity products on a national level primarily to the retail health food market. TSI plans to develop its market to include mainstream grocery stores and mass merchandise stores.

TBG was formed in January 2003 for the purpose of marketing and distributing the Company's proprietary water and other specialty beverages. TBG has exclusive marketing and distribution rights in the United States, Canada and Mexico for its beverage portfolio which includes Royal Kona Coffee/R/ and energy drinks under the Lightnin/TM/ label, as well as, other private label
energy drinks.   TBG's main office is in Pasadena, CA.  TBG incurred
significant losses during 2004 as significant expenditures were made for product development, distribution network development and market efforts to promote our portfolio of specialty beverages. TBG has taken steps to reduce the on-going expenses by reducing the work force and plans to consolidate

                                   5
certain activities of TBG with other companies in the affiliated group. In addition, management is evaluating the line of product offerings and plans to discontinue non-contributing brands and focus on the brands with the greatest potential for market penetration.

ACQUISITIONS

Since 1981, the Company has acquired 24 consumer product distributors in the Great Plains, Rocky Mountain and Southern regions of the United States. In addition, the Company has acquired two retail health food store chains and two water bottling operations.

HAWAIIAN NATURAL WATER COMPANY. On December 17, 2001 the Company completed a merger with HNWC, pursuant to which HNWC merged with and into, and thereby became, a wholly-owned subsidiary of AMCON Distributing Company. The merger consideration valued the entire common equity interest in HNWC at approximately $2.9 million, which was paid in cash of $0.8 million during fiscal 2001 and in common stock of the Company valued at $2.1 million. As a result, the Company issued 62,260 shares of its common stock to outside HNWC shareholders, representing 12.0% of the Company's outstanding shares after giving effect to the merger. HNWC option holders and warrant holders also received comparable options and warrants of the Company, but with the exercise price and number of shares covered thereby being adjusted to reflect the exchange ratio.

TRINITY SPRINGS, INC. On June 17, 2004, a newly formed subsidiary of AMCON, TSL Acquisition Corp. (which subsequently changed its name to Trinity Springs, Inc.) acquired the tradename, water source, customer list and substantially all of the operating assets of Trinity Springs, Ltd. (which subsequently changed its name to Crystal Paradise Holdings, Inc.). The Seller was headquartered in Sun Valley/Ketchum, Idaho, and once bottled and sold a geothermal bottled water and a natural mineral supplement.

The total purchase price of $8.8 million was paid through a combination of $2.3 million in cash, $3.3 million in notes which were issued by Trinity Springs, Inc. (TSI) and guaranteed by AMCON; the assumption of approximately $0.2 million of liabilities and the issuance of TSI common stock representing 15% ownership of TSI which had an estimated fair value of $0.2 million. The TSI common stock is convertible into 16,666 shares of AMCON common stock at the option of the Seller. Additionally, the conversion option had an estimated fair value of $0.2 million. Included in the $2.3 million paid in cash are transaction costs totaling approximately $0.8 million that were incurred to complete the acquisition and consists primarily of fees and expenses for attorneys and investment bankers. In addition, TSI will pay an annual water royalty to the Seller, in perpetuity, in an amount equal to the greater of $0.03 per liter of water extracted from the source or 4% of water revenues (as defined by the purchase agreement) which is guaranteed by AMCON up to a maximum of $5 million, subject to a floor of $206,400 for the first year and $288,000 annually thereafter. The Company has recorded a $2.8 million liability for the present value of future minimum water royalty payments and related brokers fees to be paid in perpetuity. The discount rate utilized by the Company to determine the present value of the future minimum water royalty was based on a weighted average cost of capital which incorporated the Company's equity discount rate, dividend rate on the Series A Convertible Preferred Stock and the Company's average borrowing rate for all outstanding debt.


                                   6
The promissory notes referred to above and the water royalty are secured by a first priority security and mortgage on the acquired assets, other than inventory and accounts receivable. The Seller retains the right to receive any water royalty payment for the first five years in shares of AMCON common stock up to a maximum of 41,666 shares. The water royalty can be cancelled after ten years have elapsed following the closing of the sale of assets of TSI, or if the business of TSI is sold to an unaffiliated third party, in which case the Seller would be entitled to receive the appraised fair market value of the water royalty but not less than $5 million. The Company's Chairman has in turn guaranteed AMCON for these payments as well as the promissory notes referred to above.

The acquisition has been recorded on the Company's books using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The portion of the purchase price in excess of the estimated fair value of the net assets acquired to be allocated to identifiable intangible assets is approximately $5.5 million.

The initial purchase price allocation performed in the third quarter of fiscal 2004 was based on management's internal preliminary allocation and resulted in an estimated purchase price of approximately $11.1 million, with approximately $7.8 million of the purchase price being allocated to intangible assets including, customer list, the Trinity tradename and the water source. Subsequently, the Company engaged an independent valuation firm to further analyze the transaction and based on preliminary input from the independent valuation firm, the amount of purchase price was reduced from $11.1 million to $8.8 million based on reassessment of the future water royalty obligation and related brokers fees and the weighted average cost of capital rate applied to the payment stream in perpetuity. Accordingly, the amount allocated to intangible assets was also reduced from $7.8 million to $5.5 million. At this stage, the purchase price allocation remains preliminary and is subject to completion of an independent appraisal. The Company has engaged an independent valuation firm to value the intangible assets and it is expected that a final report will be completed by the end of the second quarter, at which time any differences between the preliminary purchase price allocation will be recorded.

The Company has determined that it has acquired a unique water source as part of the transaction which represents an intangible asset and the Company has assigned a preliminary value of $2.8 million to this intangible asset. Additionally, the Company has acquired the Trinity tradename and has assigned a preliminary value of $2.3 million to this intangible asset. Upon completion of the independent valuation, the amount assigned to the water source and/or the Trinity tradename could be different and any residual amount would then be assigned to goodwill. Since both the water source and the Trinity tradename have indefinite lives, as does any goodwill, the assets are not amortized. Therefore, any change resulting from completion of the independent valuation in the allocation of purchase price from water source or tradename to goodwill would not have any impact on operating income. Additionally, the Company has assigned a preliminary value of $0.4 million to a customer list which will be amortized over a five year period.

NESCO HAWAII. On July 1, 2004, the Company's water bottling subsidiary in Hawaii entered into an agreement to acquire certain water bottling assets and liabilities from a water bottling company in Hawaii (Nesco Hawaii) for $0.5 million in cash, and $0.7 million in notes and the assumption of $0.1 million

                                   7
of liabilities. The acquisition has been recorded on the Company's books using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The portion of the purchase price in excess of the estimated fair value of the net assets acquired to be allocated to identifiable intangible assets is approximately $0.7 million. The identifiable intangible assets consists of tradenames and a customer list. The tradenames have indefinite lives and therefore are not amortized. The customer list of $0.2 million is amortized over a five year period. The remaining portion of the excess purchase price allocated to goodwill was $0.4 million.

BUSINESS SEGMENTS

AMCON has three reportable business segments: the wholesale distribution of consumer products; the retail sale of health and natural food products; and the bottling, marketing and distribution of bottled water and other beverage products. The results of the retail health food stores are included in the retail segment due to similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. The results of HNWC, TBG and TSI, which was acquired in June 2004, comprise the beverage segment due to their unique economic characteristics and the nature of the products, as well as the methods used to sell and distribute the products. The segments are evaluated on revenues, gross margins, operating income (loss) and income (loss) before taxes.

PRINCIPAL PRODUCTS

CIGARETTES. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending 2004, 2003 and, 2002 are set forth below (dollars in millions):

                                          Fiscal Year Ended
                                    ------------------------------
                                     2004        2003        2002
                                    ------      ------      ------
       Sales                        $597.3      $564.8      $640.4
       Sales as a % of Total Sales    72.5%       73.1%       75.6%
       Gross Margin                 $ 19.4      $ 22.5      $ 24.4
       Gross Margin as a % of Total
         Gross Margin                 33.3%       37.5%       39.5%
       Gross Margin Percentage         3.3%        4.0%        3.8%

Revenues from the sale of cigarettes during fiscal 2004 increased by 5.6% as compared to fiscal 2003, while gross profit from the sale of cigarettes decreased by 3.2% during the same period (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Fiscal Year Ended 2004 Versus Year Ended 2003" in the Annual Report to Shareholders for the Fiscal Year Ended September 24, 2004 which is incorporated herein by reference). Sales of cigarettes represented approximately 72.5% of the Company's sales volume during fiscal 2004. This represents a 0.6% decrease but is primarily because the Company continues to diversify its product offerings and sales. Cigarette carton volumes increased 7.5% and the Company had benefits from price increases implemented in response to the elimination of vendor program incentives


                                   8
during the year. These increases were offset by a decrease in cigarette prices on Philip Morris and a permanent decrease on RJ Reynolds (successor in merger to Brown & Williamson) brands beginning in the second quarter of 2003. Although the Philip Morris price reduction program was communicated as a temporary reduction, Philip Morris has extended the program through January 2005 and could extend it further. Both companies, however, did increase prices of certain cigarette brands in December 2004 by as much as $1.00 per carton.

ADC markets its own private label cigarettes as an alternative to premium cigarettes. However, significant manufacturers' price decreases in premium brand cigarettes, aimed at recapturing market share, occurred in 1993 and caused a steady decline in the sales of private label cigarettes since that time. Sales of ADC's private label cigarettes have declined an average of 34% annually since 1993. Philip Morris USA manufactures ADC's private label cigarettes under an exclusive agreement that ends on December 31, 2004, with two one-year renewal options. The terms of the agreement are such that sales of the Company's private label cigarettes no longer represent a significant source of gross profit for the Company.

CONFECTIONERY. Candy, related confectionery items and snacks constitute the Company's second largest-selling product line, representing approximately 6.8% of the Company's total sales volume during fiscal 2004. Sales of confectionery items and the gross margin derived therefrom for the fiscal years ending 2004, 2003, and 2002 are set forth below (dollars in millions):

                                          Fiscal Year Ended
                                    ------------------------------
                                     2004        2003        2002
                                    ------      ------      ------
        Sales                       $ 55.6      $ 51.4      $ 52.6
        Gross Margin                   7.3         6.4         6.1
        Gross Margin Percentage       13.1%       12.5%       11.5%

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

OTHER TOBACCO PRODUCTS. Sales of other tobacco products (cigars, snuff, chewing tobacco, etc.) represents AMCON's third largest-selling product line, representing approximately 6.6% of the Company's total sales volume during fiscal 2004. Sales of other tobacco products and the gross margin derived therefrom for the fiscal years ending 2004, 2003 and 2002 are set forth below (dollars in millions):

                                          Fiscal Year Ended
                                    ------------------------------
                                     2004        2003        2002
                                    ------      ------      ------
        Sales                       $ 54.2      $ 48.3      $ 46.7
        Gross Margin                   4.7         4.0         3.7
        Gross Margin Percentage        8.6%        8.3%        7.9%



                                   9
NATURAL FOODS AND RELATED PRODUCTS. Natural foods and related products, which are primarily sold by the retail segment, constitute the Company's fourth largest-selling product line, representing approximately 3.9% of the Company's total sales volume during fiscal 2004. Sales of natural foods and related products and the gross margin derived therefrom for the fiscal years ending 2004, 2003 and 2002 are set forth below (dollars in millions):

                                          Fiscal Year Ended
                                    ------------------------------
                                     2004        2003        2002
                                    ------      ------      ------

        Sales                       $ 32.4      $ 33.1      $ 31.6
        Gross Margin                  13.0        13.2        13.2
        Gross Margin Percentage       40.0%       39.8%       41.7%

OTHER PRODUCT LINES. Over the past decade, AMCON's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. AMCON's other product lines include bottled water and other beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food products. During fiscal 2004, AMCON's sales of other products increased $9.7 million or 12.8% due primarily to new customers in the wholesale distribution segment and an increase in the beverage segment's sales of its bottled water and other proprietary beverages. During fiscal 2004, the gross profit margin on these types of products was 16.4% compared to 18.8% for fiscal 2003.

COMPETITION

The distribution industry is highly competitive. There are many similar distribution companies operating in the same geographical regions as ADC.
ADC is one of the largest distribution companies of its kind operating in its market area. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, TX) and Core-Mark International (San Francisco, CA) and regional wholesalers such as Eby-Brown LLP (Chicago, IL) and Farner-Bocken (Carroll, IA), along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to ADC's. ADC seeks to distinguish itself from its competitors by offering a higher level of technology than its smaller competitors and a higher level of customer service than its larger competitors.

The natural food retail industry is highly fragmented, with more than 9,000 stores operating independently or as part of small chains. The two leading natural food chains, Whole Foods Market and Wild Oats, continue to expand their geographic markets by opening stores in new markets. In addition, conventional supermarkets and mass market outlets are also increasing their emphasis on the sale of natural products. These strategies have contributed to the saturation of health food retail stores in some markets. This has increased competition in the health food sector and has had a restraining impact on same store sales increases in some markets and a slight reduction in same store sales in other markets.

The bottled water and specialty beverage market is highly competitive, with numerous participants selling products often perceived as generic by consumers. The principal bases of competition in the industry are brand recognition, price, water source for bottled water products, and packaging.

                                   10

Price competition has become more pronounced as the industry has matured.
The Company seeks to develop recognition for its brands by differentiating its products from more recognized products in the brand category. The Hawaiian Springs and Trinity brands of water are unique because of their water source. HNWC is the only producer of natural spring water from Hawaii. Most other popular brands, such as Aquafina/R/, Dasani/R/, Crystal Geyser/R/, and Arrowhead/R/ are all bottled on the mainland and sell "purified" municipal water, not "natural" or "spring" water. HNWC generally prices this product at or slightly below the price for other premium brands. HNWC's purchase of Nesco Hawaii has allowed HNWC to more effectively differentiate the premium natural spring water from the purified bottled water products and services at a more competitive price points in which to provide private label water to the island of Oahu. The Trinity geothermal water and natural mineral supplement are sold primarily in health food stores and the Company plans to
extend distribution channels outside the health food market.   TBG's line of
Royal Kona Coffee is a line of "iced" coffee designed to compete against a
similar line offered by Starbucks/R/.   Lightnin'/TM/ is a value priced
energy drink developed as a better tasting alternative to Red Bull/R/. Management believes that by offering a portfolio of high quality specialty beverages, retailers have the ability to choose products that meet their niche market and offer consumers natural alternatives to more popular brands.

SEASONALITY

Sales in the wholesale distribution and beverage segments are somewhat seasonal by nature and tend to be higher in warm weather months, which generally fall within the Company's third and fourth quarters.

GOVERNMENT REGULATION

Various state government agencies regulate the distribution of cigarettes and tobacco products in several ways, including the imposition of excise taxes, licensing and bonding requirements. Complying with these regulations is a very time-consuming, expensive and labor-intensive undertaking. For example, each state (as well as certain cities and counties) requires the Company to collect excise taxes ranging from $1.70 to $9.80 ($17.00 beginning January 1, 2005) per carton on all cigarettes sold by it in the state. Such excise taxes must be paid in advance and, in most states, is evidenced by a stamp which must be affixed to each package of cigarettes. A number of states increased their excise tax on cigarettes in recent years, and more are expected to do so in the future. For example, Colorado, Montana and Oklahoma all have excise tax increases scheduled to go into effect on January 1, 2005. The increases range from $4.40 to $10.00 per carton.

The Company is also subject to regulation by state and local health departments, the U.S. Department of Agriculture, the Food and Drug Administration, U.S. Department of Transportation and the Drug Enforcement Agency. These agencies generally impose standards for product quality and sanitation, as well as, for security and distribution policies.

The bottled water industry is regulated both in the United States and abroad. Various state and Federal regulations, designed to ensure (but not guarantee) the quality of the product and the truthfulness of its marketing claims, require HNWC and TSI to monitor each aspect of its production process, including its water source, bottling operations and packaging and labeling practices. The Environmental Protection Agency requires a yearly analysis of

                                   11

the water sources by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals). In addition, the State Department of Health for Hawaii and Idaho require weekly microbiological testing of the source water.

Both HNWC's and TSI's bottling facilities have on-site laboratories, where samples of finished product are visually and chemically tested daily. Both facilities utilize independent state certified laboratories to test samples from each production run. In addition, the production lines are subject to constant visual inspection. The Company believes that it meets or exceeds all applicable regulatory standards concerning the quality of its bottled water.

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

EMPLOYEES

At fiscal year end 2004, the Company had 987 full-time and part-time employees in the following areas:

                   Managerial            54
                   Administrative        96
                   Delivery             114
                   Sales & Marketing    387
                   Warehouse            336
                                      -----
                   Total Employees      987
                                      =====

All of ADC's delivery employees in the Quincy distribution center, representing 36% of ADC's delivery employees company-wide, are represented by the International Association of Machinists and Aerospace Workers. Management believes its relations with its employees are generally good.





                                   12
ITEM 2.   PROPERTIES

The location and approximate square footage of the six distribution centers, thirteen retail stores, water bottling and packaging plants and sales and marketing offices operated by AMCON as of fiscal year end 2004 are set forth below:

          Location                              Square Feet
          --------                              -----------
    Distribution - IL, MO, ND, NE, SD & WY        494,600
    Retail - FL, KS, MO, NE & OK                  134,600
    Beverage - HI, CA, & ID                        71,700
                                                  -------
    Total Square Footage                          700,900
                                                  =======

AMCON owns its distribution facilities in Quincy, Illinois and Bismarck, North Dakota. These facilities are subject to a first mortgage securing borrowings under the Company's mortgage loan and a second mortgage securing future payments owed in connection with the Merchants Wholesale acquisition that occurred in fiscal 2001 (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Capital Resources" in the Annual Report to Shareholders for the Fiscal Year Ended 2004 which is incorporated herein by reference). In addition, AMCON owns a water bottling plant, real estate and a lodge in Paradise, Idaho that are subject to the mortgage between AMCON and Trinity Springs, Ltd. which is shared on an equal basis with one of the Company's directors who extended loans to Trinity Springs, Inc. in December 2004.

AMCON leases its remaining distribution and warehouse facilities, retail stores, water bottling plant, offices, and certain equipment under noncancellable operating and capital leases. Leases for the four distribution facilities, thirteen retail stores, warehouse in Idaho and water bottling and packaging plant in Hawaii leased by the Company have base terms expiring from 2004 to 2052. Minimum future lease commitments for these properties and equipment total approximately $22.0 million as of fiscal year end 2004.

In December 2004, the Company purchased and began construction of an addition to a distribution facility in Rapid City, SD to replace its current facility when the lease expires. The new facility will increase square footage by 14,000 square feet and provides space for a more efficient distribution operation.

AMCON also has future lease obligations for a facility and equipment related to the discontinued operations of its former health food distribution business. The Company estimated its ultimate liabilities related to these leases and recorded a charge to earnings during the second quarter of fiscal 2001. The Company negotiated a termination settlement during fiscal 2002 on its former Arizona facility and entered into a sublease agreement on the remaining facility in Florida. The sub-tenant of the Florida facility was in default as of fiscal year end 2003 and the Company evicted the sub-tenant. The Company incurred approximately $0.1 million of expenses associated with the facility during fiscal 2004. The Company entered into a sublease agreement with a new sub-tenant prior to the end of fiscal 2004 and therefore, expects there will be no further expenditures incurred on the Florida facility. Accordingly, no amount related to the lease obligation has been recorded in the reserve for discontinued operations. Any differences

                                   13
between these expense estimates and their actual settlement will change the loss accordingly.

Management believes that its existing and contracted new facilities are adequate for the Company's present level of operations; however, larger facilities and additional cross-dock facilities and retail stores may be required to accommodate the Company's anticipated growth in certain market areas.

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

After the certification of the voting results, certain minority shareholders filed a complaint and motion seeking injunctive relief in the District Court of the Fifth Judicial District of the State of Idaho. The Court granted a temporary restraining order on June 11, 2004, which prevented the closing of the asset purchase transaction until the Court had an opportunity to receive additional briefing on the issues presented and the parties could be heard by the Court. On June 16, 2004, the Court heard arguments on whether to extend the temporary restraining order and grant the minority shareholders' motion for preliminary injunction. As a result of the parties' briefing and the arguments presented, the Court dissolved the temporary restraining order and thereby enabled the asset sale transaction to be consummated.

On July 19, 2004, several of the same minority shareholders, along with some additional shareholders filed an amended complaint in the same Idaho state court action. The minority shareholders' amended complaint seeks (i) a declaration that the asset sale transaction is void and injunctive relief rescinding that transaction or, alternatively, that a new shareholder vote on the asset sale transaction be ordered, (ii) damages for the alleged breaches of fiduciary duty which are claimed to have arisen out of the disclosure made in connection with the solicitation of proxies, how the votes were counted, and 29 conducting the closing without the requisite shareholder vote, and
(iii) imposition of a constructive trust on the sale proceeds and requiring separate books to be maintained. AMCON continues to believe that the shareholders of Trinity Springs, Ltd. approved the sale of assets to the Company in accordance with applicable law and that the asset sale transaction was properly completed.

The Company is also party to other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.





                                   14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The Company's day-to-day affairs are managed by its executive officers, who are appointed by the Board of Directors for terms of one year. The Company has entered into employment agreements with Mr. Wright and Ms. Evans each with a term expiring on December 31, 2005. These executive officers are as follows:

    Name             Age                    Position
    ----             ---                    --------
William F. Wright     62                    Chairman of the Board, Director
Kathleen M. Evans     57                    President, Director
William R. Hoppner    54                    Senior Vice President, Director
Eric J. Hinkefent     43                    President of CNF and HFA
Michael D. James      43                    Secretary, Treasurer and
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

WILLIAM R. HOPPNER became Senior Vice President of the Company in February 2004. Prior to that time he was engaged in the private practice of law and served as a consultant to the Company. Most recently, from 1999-2004, he served in an Of Counsel position with the law firm of Rehm and Bennett, P.C. From 1997 through 1998, Mr. Hoppner pursued a political career. Prior to that time he served as Executive Vice President of International Transportation Specialists, Inc. and Chief of Staff to former Nebraska Governors and U.S. Senators, J.J. Exon and Robert Kerry. Mr. Hoppner is a graduate of the University of Nebraska and Nebraska School of Law.

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



                                   15

PricewaterhouseCoopers LLP, serving as the senior tax manager of the Omaha, Nebraska office from 1992 until 1994. Mr. James is a graduate of Kansas State University.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 24, 2004 under the heading "Market for Common Stock", except for the issuer purchases of equity securities described below.

The Company made no repurchases of its common stock during fiscal 2004 or 2003. However, in May 2004, the shareholders approved and the Company effected a one-for-six reverse stock split of the outstanding shares of its common stock. Shareholders who held fewer than six shares of AMCON's common stock immediately prior to the reverse stock split received a cash payment in exchange for their remaining fractional shares after the reverse stock split. As a result, the Company paid $26,328 for approximately 960 post reverse split common shares.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 24, 2004 under the heading "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 24, 2004 under the heading "Management's Discussion and Analysis."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 24, 2004 under the heading "Management's Discussion and Analysis - Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and accompanying notes, together with the report of independent registered public accounting firm, are incorporated by reference from the Company's Annual Report to Shareholders for the fiscal year ended September 24, 2004 under the heading "Consolidated Financial Statements." Supplemental financial information is incorporated by reference from the Annual Report to Shareholders for the fiscal year ended September 24, 2004 under the heading "Selected Quarterly Financial Data."






                                   16
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant's Proxy Statement to be used in connection with the 2005 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the caption "Election of Directors" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company Common Stock. Officers, directors and greater-than-ten-percent shareowners are required by SEC regulation to furnish the Company with copies of such Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended 2004 with all Section 16(a) filing requirements applicable to the Company officers, directors and greater-than-ten-percent beneficial owners.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Chairman, President, Chief Financial Officer, Controller and directors of the Company. In addition, the Company has adopted a Code of Business Conduct and Ethics which includes more extensive requirements than those required by Section 406 of the Sarbanes Oxley Act of 2002. The Company's Code of Business Conduct and Ethics applies to all of its directors, officer and employees of the Company while section 406 of the Sarbanes Oxley Act of 2002 applies its more limited ethical requirements only to the Company's principal executive

                                   17
officers and controller or senior accounting officer (or persons performing similar functions). A copy of the Code of Ethics is incorporated by reference in this Form 10-K as Exhibit 14.1.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant's Proxy Statement will contain under the caption "Ratification of Appointment of Independent Auditor" the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

                            PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements of AMCON Distributing Company are incorporated by reference under Item 8. The Annual Report to Shareholders for the Fiscal Year Ended September 24, 2004 is attached as Exhibit 13.1.

                                                              Reference Page
                                                              --------------
       Report of Independent Registered Public Accounting Firm      F-1
       Consolidated Balance Sheets as of Fiscal Years
          Ended September 2004 and 2003                             F-2
       Consolidated Statements of Operations for the
          Fiscal Years Ended September 2004, 2003 and 2002          F-3
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income (Loss) for the Fiscal
          Years Ended September 2004, 2003 and 2002                 F-4
       Consolidated Statements of Cash Flows for the Fiscal
          Years Ended September 2004, 2003 and 2002                 F-5
       Notes to Consolidated Financial Statements                   F-6

                                   18
    (2) Financial Statement Schedules

       Report of Independent Registered Public Accounting Firm

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

2.2 Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. dated March 8, 2001 (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

2.3 Amendment to Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. effective March 23, 2001 (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

2.4 Asset Purchase Agreement, dated February 8, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.5 Addendum to Asset Purchase Agreement, dated May 30, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.6 Real Estate Purchase Agreement, dated February 8, 2001, between AMCON Distributing Company and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.3 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.7 Addendum to Real Estate Purchase Agreement, dated May 30, 2001, between AMCON Distributing Company and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.4 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.8 Asset Purchase Agreement, dated April 24, 2004, between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.
     (incorporated by reference to Exhibit 2.8 of AMCON's Quarterly Report on
      Form 10-Q filed on August 9, 2004)

2.9 First Amendment to Asset Purchase Agreement dated June 17, 2004 between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 2.9 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.1 Restated Certificate of Incorporation of the Company, as amended May 11, 2004 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

                                   19
3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

3.3 Second Corrected Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Securities of AMCON Distributing Company dated August 5, 2004 (incorporated by reference to Exhibit 3.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Securities of AMCON Distributing Company dated October 8, 2004

4.1   Specimen Common Stock Certificate (incorporated by reference to Exhibit
      4.1 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

4.2 Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.3   Specimen Series B Convertible Preferred Stock Certificate

4.4 Securities Purchase Agreement dated June 17, 2004 between AMCON Distributing Company, William F. Wright and Draupnir, LLC (incorporated by reference to Exhibit 4.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.5 Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc.

10.1 Amended and Restated Loan and Security Agreement, dated September 30, 2004, between the Company and LaSalle National Bank, as agent

10.2 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.3 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.4 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.5 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.6 Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance

10.7 Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance


                                   20
10.8 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit
      10.13 of AMCON's Quarterly Report on Form 10-Q filed on August 11,
      2003)

10.9 Swap Transaction Confirmation ($10,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.10 Swap Transaction Confirmation ($5,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.11 Promissory Note ($2,828,440), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit
      10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.12 Promissory Note ($500,000), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit
      10.16 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.13 Security Agreement, dated June 17, 2004 by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs,Ltd.(incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.14 Shareholders Agreement, dated June 17,2004, by and between TSL Acquisition Corp, AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.18 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.15 Guaranty and Suretyship Agreement, dated June 17, 2004, by and between AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.19 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.16 Mortgage, dated June 17, 2004, by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.(incorporated by reference to Exhibit 10.20 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.17 Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright

10.18 Unconditional Guaranty, dated as of September 30, 2004 between William
      F. Wright and LaSalle Bank, N.A.

10.19 Secured Promissory Note ($1,000,000), dated December 14, 2004, issued by Trinity Springs, Inc. to Allen D. Petersen

10.20 Modification and Extension of Second Lien Commercial Mortgage, Assignment of Leases and Rents, and Fixture Filing, dated as of December 14, 2004 between Trinity Springs, Inc. and Allen D. Petersen


                                   21
11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements which are incorporated herein by reference to Item 8 of Part II herein)

13.1  Annual Report to Shareholders for the Fiscal Year Ended September 24,
      2004

14.1 Code of Ethics for Principal Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of AMCON's Annual Report on Form 10-K filed on December 24, 2003)

21.1  Subsidiaries of the Company

23.1  Consent of Independent Registered Public Accounting Firm

31.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

On August 10, 2004, the Company furnished a report on Form 8-K announcing its earnings for the third quarter ended June 25, 2004 under Items 12, Results of Operations and Financial Condition. Reference was made to a press release therewith as exhibit 99.1.

On October 14, 2004, the Company filed a report on Form 8-K announcing the placement of $2.0 million, or 80,000 shares, of Series B Convertible Preferred Stock, under Item 3.02, Unregistered Sales of Equity Securities. The Company also announced the election of a director pursuant to the issuance of the Series B Convertible Preferred Stock, under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On November 19, 2004, the Company filed a report on Form 8-K announcing the entry into an Amended and Restated Loan and Security Agreement with LaSalle Bank, N.A., Gold Bank and any other lenders from time to time party thereto under Items 1.01 Entry into a Material Definitive Agreement and Items 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. The Company also announced, under Item 3.03 Material Modification to Rights of Security Holders, the dividend limits as set forth in the Amended and Restated Loan and Security Agreement.

On December 17, 2004, the Company filed a report on Form 8-K announcing the entry into a $1.0 million revolving credit facility by one of its consolidated subsidiaries, under Item 1.01 Entry Into a Material Definitive Agreement.


                                   22
                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 7th day of January, 2005.


                                       AMCON DISTRIBUTING COMPANY



                                       By: /s/ William F. Wright
                                       -------------------------
                                       William F. Wright, Chairman





                                   23





































Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 7th day of January, 2005.

       Signature                                Title
       ---------                                -----

/s/ William F. Wright             Chairman of the Board, (Principal Executive
------------------------            Officer), and Director
William F. Wright

/s/ Kathleen M. Evans             President and Director
------------------------
Kathleen M. Evans

/s/ William R. Hoppner            Senior Vice President, Director
------------------------
William R. Hoppner

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






                                   24
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AMCON Distributing Company:

We have audited the consolidated financial statements of AMCON Distributing Company and its subsidiaries (the "Company") as of September 24, 2004 and September 26, 2003, and for each of the three fiscal years in the period ended September 24, 2004 and have issued our report thereon dated January 7, 2005(which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in method of accounting for goodwill and intangibles assets in 2003); such consolidated financial statements and report are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 7, 2005


                                   S-1





























                         AMCON Distributing Company
                  Consolidated Financial Statement Schedule



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                 Net
                                                               Amounts
                           Balance at           Provision    (Written Off)         Balance at
   Description         Beginning of Period      (Benefit)      Recovered          End of Period
------------------    ----------------------    ---------    -------------    -----------------------
Allowance for
 doubtful accounts    Sep 28, 2001   616,179      390,053      (364,768)      Sep 27, 2002    641,474
                      Sep 27, 2002   641,474      166,417        27,725       Sep 26, 2003    835,616
                      Sep 26, 2003   835,616      (12,757)     (126,256)      Sep 24, 2004    696,603

Allowance for
 inventory
 obsolescence         Sep 29, 2001   222,883        20,387            -       Sep 27, 2002    243,270
                      Sep 27, 2002   243,270        71,035      (21,000)      Sep 26, 2003    293,305
                      Sep 26, 2003   293,305     1,008,266/1/         -       Sep 24, 2004  1,301,571

1 The increase in the allowance for inventory obsolescence is primarily the result of additional reserves required in the beverage segment due to management's decision to discontinue unprofitable product lines.





                                   S-2