Form 10-Q
period 2004-12-31
AMCON DISTRIBUTING CO
filed 2005-02-14
CIK 928465

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2004

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

The Registrant had 527,062 shares of its $.01 par value common stock outstanding as of February 7, 2005.



                                                                Form 10-Q
                                                               1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated unaudited balance sheets at
          December 2004 and September 2004                                3

          Condensed consolidated unaudited statements of operations
          for the three months ended December 2004 and 2003               4

          Condensed consolidated unaudited statements of cash flows
          for the three months ended December 2004 and 2003               5

          Notes to condensed consolidated unaudited
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     28

Item 4.   Controls and Procedures                                        29

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              29

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    30

Item 3.   Defaults Upon Senior Securities                                30

Item 6.   Exhibits                                                       31

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                             Condensed Consolidated Unaudited Balance Sheets
                                   December 2004 and September 2004
-------------------------------------------------------------------------------------------------------

                                                                     December 2004     September 2004
                                                                      ------------     --------------
                  ASSETS
Current assets:
  Cash                                                               $    904,670       $    416,073
  Accounts receivable, less allowance for doubtful
    accounts of $0.5 million and $0.7 million,
    respectively                                                       27,190,236         29,586,255
  Inventories                                                          36,617,385         36,481,014
  Income tax receivable                                                   955,839          1,162,625
  Deferred income taxes                                                 2,618,391          2,548,391
  Other                                                                 1,179,421            708,916
                                                                     ------------       ------------
          Total current assets                                         69,465,942         70,903,274

Fixed assets, net                                                      20,958,714         20,095,334
Goodwill                                                                6,449,741          6,449,741
Other intangible assets                                                13,216,751         13,271,211
Other assets                                                            1,485,457          1,010,303
                                                                     ------------       ------------
                                                                     $111,576,605       $111,729,863
                                                                     ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $ 11,924,157       $ 17,762,392
  Accrued expenses                                                      5,767,555          4,427,976
  Accrued wages, salaries, bonuses                                      1,103,555          1,380,477
  Current liabilities of discontinued operations                           78,024            107,724
  Current portion of long-term debt                                     9,562,560         11,409,234
  Current portion of subordinated debt                                  1,076,219          7,876,219
                                                                     ------------       ------------
          Total current liabilities                                    29,512,070         42,964,022
                                                                     ------------       ------------

Deferred income taxes                                                     617,794            593,018
Other long-term liabilities                                             2,807,000          2,807,000
Long-term debt, less current portion                                   61,622,121         50,063,571
Minority interest                                                               -             97,100

Commitments and contingencies

Shareholders' equity:
   Series A and B cumulative, convertible preferred stock,
     $.01 par value 180,000 and 100,000 shares authorized
     and issued, respectively                                               1,800              1,000

   Common stock, $.01 par value, 15,000,000
    shares authorized, 527,062 shares issued                                5,271              5,271

  Additional paid-in capital- preferred stock                           4,294,200          2,437,355
  Additional paid-in capital- common stock                              6,218,476          6,218,476
  Accumulated other comprehensive income,
    net of tax of $0.1 million and $0.03 million, respectively            100,323             59,900
  Retained earnings                                                     6,397,550          6,483,150
                                                                     ------------       ------------
          Total shareholders' equity                                   17,017,620         15,205,152
                                                                       ----------       ------------
                                                                     $111,576,605       $111,729,863
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      AMCON Distributing Company and Subsidiaries
                Condensed Consolidated Unaudited Statements of Operations
                   for the three months ended December 2004 and 2003
----------------------------------------------------------------------------
                                                   2004             2003
                                              -------------     ------------
Sales (including excise taxes of
 $49.6 million and $45.3 million,
 respectively)                                $ 215,178,466    $ 193,037,116

Cost of sales                                   199,282,768      177,972,857
                                              -------------    -------------
     Gross profit                                15,895,698       15,064,259
                                              -------------    -------------
Selling, general and administrative
 expenses                                        14,383,140       13,370,097
Depreciation and amortization                       676,083          561,118
                                              -------------    -------------
                                                 15,059,223       13,931,215
                                              -------------    -------------

     Income from operations                         836,475        1,133,044
                                              -------------    -------------
Other expense (income):
  Interest expense                                1,076,082          778,908
  Other income, net                                 (59,389)        (430,108)
                                              -------------    -------------
                                                  1,016,693          348,800
                                              -------------    -------------

(Loss) income from operations
 before income taxes                               (180,218)         784,244

Income tax (benefit) expense                        (70,000)         270,000

Minority interest in loss, net of tax               (97,100)               -
                                              -------------    -------------

Net (loss) income                             $     (13,118)   $     514,244

Preferred stock dividend requirements                72,481                -
                                              -------------    -------------
(Loss) income available to common
 shareholders                                 $     (85,599)   $     514,244
                                              =============    =============

(Loss) earnings per share:
   Basic                                      $       (0.16)   $        0.97
                                              =============    =============
   Diluted                                    $       (0.16)   $        0.96
                                              =============    =============

Dividends per share                           $           -    $        0.18
                                              =============    =============

Weighted average shares outstanding:
  Basic                                             527,062          528,165
  Diluted                                           527,062          535,549


The accompanying notes are an integral part of these condensed consolidated financial statements.



                     AMCON Distributing Company and Subsidiaries
              Condensed Consolidated Unaudited Statements of Cash Flows
                  for the three months ended December 2004 and 2003
---------------------------------------------------------------------------------
                                                         2004            2003
                                                     ------------    ------------
Net cash flows from operating activities             $ (2,493,207)   $  4,759,176
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                            (1,278,617)       (422,123)
  Proceeds from sales of fixed assets                      16,500          55,000
  Proceeds from sales of available-for-sale
   securities                                                   -         457,053
  Other                                                    (6,476)              -
                                                     ------------    ------------

  Net cash flows from investing activities             (1,268,593)         89,930
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) proceeds on bank
   credit agreements                                   13,621,209      (4,745,546)
  Net proceeds from preferred stock issuance            1,857,645               -
  Proceeds from borrowings of long-term debt            1,272,667               -
  Preferred stock dividend requirements                   (72,481)              -
  Payments on long-term debt and
   subordinated debt                                  (11,982,000)       (149,172)
  Proceeds from exercise of stock options                       -             523
  Debt issue costs                                       (446,643)              -
                                                     ------------    ------------
  Net cash flows from financing activities              4,250,397      (4,894,195)
                                                     ------------    ------------

Net change in cash                                        488,597         (45,089)

Cash, beginning of period                                 416,073         668,073
                                                     ------------    ------------

Cash, end of period                                  $    904,670    $    622,984
                                                     ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest           $  1,012,476    $    855,112
  Cash paid (refunded) during the period
    for income taxes                                     (206,786)        879,813

The accompanying notes are an integral part of these condensed consolidated financial statements.


                AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                           December 2004 and 2003
----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of AMCON Distributing Company and its subsidiaries ("AMCON" or the "Company"). As a result of its 85% ownership in Trinity Springs, Inc. (TSI), the Company has included the operating results of TSI in the accompanying consolidated financial statements since the date of acquisition (June 17, 2004) and has presented the 15% non-owned interest in this subsidiary as a minority interest. During the first quarter of fiscal 2005, the Company suspended the allocation of TSI's losses to minority shareholders once their basis was reduced to zero because the minority shareholders have not guaranteed TSI debt or committed additional capital to TSI.

All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended September 24, 2004, which are included in the Company's Annual Report to Shareholders filed with Form 10-K ("2004 Annual Report"). Results for the interim period are not necessarily indicative of results to be expected for the entire year.

AMCON's fiscal first quarters ended on December 31, 2004 and December 26, 2003. For convenience, the fiscal first quarters of 2005 and 2004 have been indicated as December 2004 and 2003, respectively. During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30. As a result of this change, the first quarter of fiscal 2005 comprises 14 weeks of operations as compared to 13 weeks of operations in the first quarter of fiscal 2004. The additional week of operations increased sales, gross profit and net income by approximately $14.4 million, $0.8 million and $0.1 million, respectively.

During fiscal 2004, the shareholders' approved a one-for-six reverse stock split of the outstanding shares of its common stock. On May 14, 2004, the Company effected the reverse stock split and those shareholders who held fewer than six shares of AMCON's common stock immediately prior to the reverse stock split received a cash payment in exchange for their shares.
All common stock shares and per share data (except par value) for all periods presented have been adjusted to reflect the reverse stock split.

Stock-based Compensation
------------------------
Prior its expiration in June 2004, AMCON maintained a stock-based compensation plan which provided that the Compensation Committee of the Board of Directors granted incentive stock options and non-qualified stock options. AMCON accounted for these stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method under which compensation cost was measured by the excess, if any, of the fair market value of its common stock on the date of grant over the exercise price of the stock option. Accordingly, stock-based compensation cost related to stock option grants was not reflected in income or loss as all options granted under the plan had an exercise price equal to or above the market value of the underlying stock on the date of grant.

The following table illustrates the required pro forma effect on income
(loss) and earnings (loss) per share assuming the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                             For the three months
                                                ended December
                                          -------------------------
                                              2004          2003
                                          -----------   -----------
(Loss) earnings
===============================

(Loss) income available to common
  shareholders, as reported               $   (85,599)  $   514,244

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                 (14,008)      (15,303)
                                          -----------   -----------
Pro forma (loss) income                   $   (99,607)  $   498,941
                                          ===========   ===========

(Loss) earnings per share
=========================================

As reported: Basic                        $     (0.16)  $      0.97
                                          ===========   ===========
             Diluted                      $     (0.16)  $      0.96
                                          ===========   ===========

Pro forma:   Basic                        $     (0.19)  $      0.94
                                          ===========   ===========
             Diluted                      $     (0.19)  $      0.93
                                          ===========   ===========

2.  ACQUISITIONS

Trinity Springs, Inc.
---------------------
On June 17, 2004, a newly formed subsidiary of AMCON, TSL Acquisition Corp. acquired the tradename, water source, customer list and substantially all of the operating assets of Trinity Springs, Ltd. (the "Seller," which subsequently changed its name to Crystal Paradise Holdings, Inc.), a bottler of geothermal bottled water and a natural mineral supplement. TSL Acquisition Corp. subsequently changed its name to TSI and continues to operate under that name.

The total purchase price of $8.8 million was paid through a combination of $2.3 million in cash, $3.3 million in notes which were issued by TSI and guaranteed by AMCON; the assumption of approximately $0.2 million of liabilities and the issuance of TSI common stock representing 15% ownership of TSI which had an estimated fair value of $0.2 million. The TSI common stock is convertible into 16,666 shares of AMCON common stock at the option of the Seller. Additionally, the conversion option had an estimated fair value of $0.2 million. Included in the $2.3 million paid in cash are transaction costs totaling approximately $0.8 million that were incurred to complete the acquisition and consists primarily of fees and expenses for attorneys and investment bankers. In addition, TSI will pay an annual water royalty to the Seller, in perpetuity, in an amount equal to the greater of $0.03 per liter of water extracted from the source or 4% of water revenues (as defined by the purchase agreement) which is guaranteed by AMCON up to a maximum of $5 million, subject to a floor of $206,400 for the first year and $288,000 annually thereafter. The Company has recorded a $2.8 million liability for the present value of future minimum water royalty payments and related brokers fees to be paid in perpetuity. The discount rate utilized by the Company to determine the present value of the future minimum water royalty was based on a weighted average cost of capital which incorporated the Company's equity discount rate, dividend rate on the Series A Convertible Preferred Stock and the Company's average borrowing rate for all outstanding debt.

The promissory notes referred to above and the water royalty are secured by a first priority security and mortgage on the acquired assets, other than inventory and accounts receivable. The Seller retains the right to receive any water royalty payment for the first five years in shares of AMCON common stock up to a maximum of 41,666 shares. The water royalty can be cancelled after ten years have elapsed following the closing of the sale of assets of TSI, or if the business of TSI is sold to an unaffiliated third party, in which case the Seller would be entitled to receive the appraised fair market value of the water royalty but not less than $5 million. The Company's Chairman has, in turn, guaranteed AMCON for these payments as well as the promissory notes referred to above.

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

                 At June 17, 2004
              (Dollars in millions)
     ---------------------------------------
     Current assets                    $  0.5
     Fixed assets                         3.0
     Intangible assets                    5.5
                                       ------
          Total assets acquired           9.0
                                       ------
     Current liabilities                  0.2
                                       ------
          Total liabilities assumed       0.2
                                       ------
          Net assets acquired          $  8.8
                                       ======

The portion of the purchase price in excess of the estimated fair value of the net assets acquired to be allocated to identifiable intangible assets is approximately $5.5 million.

The initial purchase price allocation performed in the third quarter of fiscal 2004 was based on management's internal preliminary allocation and resulted in an estimated purchase price of approximately $11.1 million, with approximately $7.8 million of the purchase price being allocated to intangible assets, including customer list, the Trinity tradename and the water source. Subsequently, the Company engaged an independent valuation firm to further analyze the transaction and based on preliminary input from the independent valuation firm, the amount of purchase price was reduced from $11.1 million to $8.8 million based on reassessment of the future water royalty obligation and related brokers fees and the weighted average cost of capital rate applied to the payment stream in perpetuity. Accordingly, the amount allocated to intangible assets was also reduced from $7.8 million to $5.5 million. At this stage, the purchase price allocation remains preliminary and is subject to completion of an independent appraisal. The Company has engaged an independent valuation firm to value the identifiable intangible assets and it is expected that a final report will be completed by the end of the second fiscal quarter of 2005, at which time any differences from the preliminary purchase price allocation will be recorded.

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

Assuming the above acquisition had hypothetically occurred on the first day of fiscal 2004 (September 27, 2003) unaudited pro forma consolidated sales, loss from operations, net loss and net loss per share would have been as follows:

                                      For the three months
                                      ended December 2003
                                      --------------------

Sales                                  $    193,582,389
Loss from operations                           (846,064)
Net loss                                        (89,277)
Loss per share:
   Basic                               $          (0.17)
   Diluted                             $          (0.17)


Nesco Hawaii
------------
On July 1, 2004, the Company's water bottling subsidiary in Hawaii entered into an agreement to acquire certain water bottling assets and liabilities from a water bottling company on the island of Oahu in Hawaii ("Nesco Hawaii") for $0.5 million in cash, and $0.7 million in notes and the assumption of $0.1 million of liabilities. The acquisition has been recorded on the Company's books using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The preliminary allocation of the purchase price is as follows:

                 At July 1, 2004
              (Dollars in millions)
     ----------------------------------------
     Current assets                    $  0.1
     Fixed assets                         0.5
     Intangible assets                    0.7
                                       ------
          Total assets acquired           1.3
     Current liabilities                  0.1
                                       ------
          Total liabilities assumed       0.1
                                       ------
          Net assets acquired          $  1.2
                                       ======

The portion of the purchase price in excess of the estimated fair value of the net assets acquired to be allocated to identifiable intangible assets is approximately $0.7 million. The identifiable intangible assets consists of tradenames and a customer list. The tradenames of $0.1 million have indefinite lives and therefore are not amortized. The customer list of $0.2 million is amortized over a five year period. The remaining portion of the excess purchase price allocated to goodwill was $0.4 million. Proforma information is not presented due to the insignificance of the acquisition.

3.  SHAREHOLDERS' EQUITY

In October 2004, the Company issued $2.0 million of Series B Convertible Preferred Stock ("Series B Preferred") representing 80,000 shares at a purchase price of $25 per share (the "Liquidation Preference"). The Series B Preferred is convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of Preferred Shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion price is initially $24.65 per share, but is subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends on the Series B Preferred are payable at a rate of 6.37% per annum and are payable in arrears, when, as and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year. In the event of a liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive the Liquidation Preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The Series B Preferred also contains redemption features in certain circumstances such as a change of control, minimum thresholds of ownership by the Chairman and his family in AMCON, or bankruptcy. Finally, the Series B Preferred are optionally redeemable by the Company beginning October 8, 2006 at a redemption price equal to 112% of the Liquidation Preference. The redemption price decreases 1% annually thereafter until October 8, 2018, after which date it remains the Liquidation Preference.

In addition, the Company has Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of December 2004 that was issued during fiscal 2004. The Series A Preferred generated gross proceeds of $2.5 million and consisted of 100,000 Series A shares. All terms of the Series A Preferred are the same as Series B Preferred except for the dividend rate which is 6.785% for Series A and that the Series A is optionally redeemable by the Company beginning June 17, 2006.

4.  INVENTORIES:

Inventories consisted of the following at December 2004 and September 2004:

                                December        September
                                  2004            2004
                              ------------    ------------
      Finished goods          $ 39,386,083    $ 39,617,912
      Raw materials              1,411,780         926,237
      LIFO reserve              (4,180,478)     (4,063,135)
                              ------------    ------------
                              $ 36,617,385    $ 36,481,014
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution operation's inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market. The retail health food operation utilizes the retail LIFO inventory method of accounting stated at the lower of cost (LIFO) or market. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods. The Company's finished goods inventory includes materials, labor and manufacturing overhead costs. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. The LIFO reserve at December 2004 and September 2004 represents the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. An allowance for obsolete inventory is maintained in the retail health food and beverage segments to reflect the expected unsaleable or non-refundable inventory based on evaluation of slow moving and discontinued products.

5.  OTHER INTANGIBLE ASSETS:

Other intangible assets at December 2004 and September 2004 consisted of the following:

                                                         December       September
                                                           2004            2004
                                                       ------------    ------------
Trademarks and tradenames                              $  9,686,997    $  9,680,521
Water source                                              2,807,000       2,807,000
Covenants not to compete (less accumulated
  amortization of $872,835 and $843,527)                     47,390          76,698
Favorable leases (less accumulated
  amortization of $349,936 and $340,003)                    136,064         145,997
Customer lists (less accumulated
  amortization of ($47,980 and $26,285)                     539,300         560,995
                                                       ------------    ------------
                                                       $ 13,216,751    $ 13,271,211
                                                       ============    ============

Trademarks, tradenames and the water source are considered to have indefinite useful lives, therefore, no amortization is taken on these assets. Amortization expense for the intangible assets that are considered to have finite lives was $60,936 and $79,822 for the three months ended December 2004 and 2003, respectively.

Amortization expense related to the amortizing intangible assets held at December 2004 for each of the five years subsequent to September 2004 is estimated to be as follows:

                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2005        2006        2007       2008       2009
                               ---------   ---------   --------   --------   --------
Covenants not to compete       $  77,000   $       -   $      -   $      -   $      -
Favorable leases                  40,000      40,000     40,000     26,000          -
Customer lists                   117,000     117,000    117,000    117,000     92,000
                               ---------   ---------   --------   --------   --------
                               $ 234,000   $ 157,000   $157,000   $143,000   $ 92,000
                               =========   =========   ========   ========   ========

6.  EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income (loss) available to common shareholders by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options outstanding at December 2004 and 2003, which were not included in the computations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common shares, totaled 194,195 with an average exercise price of $29.32 and 31,440 with an average exercise price of $39.75, respectively.



                                               For the three months ended December
                                      -------------------------------------------------------
                                                2004                           2003
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         528,165       528,165


2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock/1/                                   -             -               -         7,384
                                      -----------   -----------     -----------   -----------
3.  Weighted average number of
     shares outstanding                   527,062       527,062         528,165       535,549
                                      ===========   ===========     ===========   ===========

4.  (Loss) income available to
      common shareholders             $   (85,599)  $   (85,599)    $   514,244   $   514,244
                                      ===========   ===========     ===========   ===========

5.  (Loss) earnings per share         $     (0.16)  $     (0.16)    $      0.97   $      0.96
                                      ===========   ===========     ===========   ===========

     /1/ Weighted average of net additional shares not included for the period in 2004 as such shares are anti-dilutive due to the net loss incurred during the period.

7.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of (loss) income available to common shareholders per the accompanying condensed consolidated unaudited statements of operations to comprehensive income for the periods indicated:

                                                  For the three months
                                                     ended December
                                               -------------------------
                                                   2004          2003
                                               -----------   -----------
(Loss) income available to
  common shareholders                          $   (85,599)  $   514,244
Other comprehensive income:
 Unrealized holding gains from
 investments arising during the
 period, net of income tax expense of
 $5,000 in 2003                                          -         7,471
 Reclassification adjustments for
  gains included in net income
  in prior periods, net of income
  tax expense of $145,000 in 2003                        -      (236,741)
 Interest rate swap valuation
  adjustment, net of income tax
  expense $25,000 and $32,000,
  respectively                                      40,423        50,702
                                               -----------   -----------
Comprehensive income (loss)                    $   (45,176)  $   335,676
                                               ===========   ===========

8.  DEBT

CREDIT AGREEMENT
----------------
In order to finance the payment of $6.8 million in subordinated notes related to the Company's acquisition of Health Food Associates, Inc. in 1999 and $4.8 million of long-term debt related to the funding of operations in the beverage segment, the Company refinanced its existing credit agreement in October 2004. The amended credit agreement provides for a $55.0 million credit limit consisting of a $53.8 million revolving credit line and a $1.2 million term note ("Term Note A"). As payments are made on Term Note A, the revolving credit limit increases accordingly to a maximum of $55.0 million. In addition, the amended credit agreement provided for a separate term loan in the amount of $5.0 million ("Term Note B").

The Company's amended $55.0 million revolving credit facility (the "New Facility") with LaSalle Bank extends the credit agreement through April 2007 and retains many of the existing facility's terms including lending limits subject to accounts receivable and inventory limitations, an unused commitment fee and financial covenants. The significant changes under the New Facility are as follows:

   - Inclusion of the subsidiaries, except TSI, as borrowers.

   - Inclusion of Term Note A within the $55.0 million revolving limit that is amortized in equal monthly installments over 60 months.

   - Replacement of the LIBOR interest rate borrowing option (LIBOR plus 2.50%) on the revolving portion of the New Facility and the $1.2 million term loan with the bank's base rate, except for $15.0 million of the new facility that corresponds with the Company's existing interest rate swap agreements which will remain at LIBOR plus 2.50%.

   - Inclusion of a fixed charge coverage ratio of 0.8 to 1.0 through June 2005 and 1.0 to 1.0 thereafter in lieu of a debt service coverage ratio, which was subsequently amended in Q2 2005, effective December 2004 and decreased to 0.7 to 1.0.

   - Amendment of the definition of minimum tangible net worth and reduction of the minimum tangible net worth requirement to $3.0 million through June 2005 which was subsequently amended in Q2 2005, effective December 2004 and decreased to $1.5 million through the end September 29, 2005 and $2.5 million thereafter.

   - Inclusion of a prepayment penalty should the loans be paid off prior to September 30, 2006.

The Company's New Facility, including Term Note A, maintains the maximum borrowing limit at $55.0 million, subject to eligible accounts receivable and inventory requirements. As of December 2004, the outstanding balance on the New Facility was $53.4 million. The New Facility bears interest at the bank's base rate, which was 5.25% at December 2004. The Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and the average monthly borrowing for the month. The New Facility is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable, except those held by TSI.

The outstanding balance on Term Note B was $5.0 million at December 2004. It bears interest at the banks base rate, plus 2.0%, which was 7.25% at December 2004 and is payable in equal monthly installments of $0.3 million beginning May 1, 2005.

The Company's Chairman has personally guaranteed repayment of up to $10 million of the combined amount of the New Facility and the term loans. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal then outstanding in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

The Company was not in compliance with the minimum tangible net worth covenant as of December 2004 and has obtained a waiver from the lender for first quarter of fiscal 2005. In Q2 2005, the minimum tangible net worth covenant was amended effective December 2004 to reduce the tangible net worth covenant to $1.5 million through September 29, 2005 and $2.5 million thereafter, and to redefine and reduce the fixed charge coverage ratio to 0.7 for the remainder of fiscal 2005. The Company is currently in compliance with the covenants of the New Facility, as amended, effective December 2004 and expects to be in compliance with the amended covenant for the remainder of fiscal 2005.

TSI REVOLVING CREDIT FACILITY
-----------------------------
In December 2004, a director of the Company extended a revolving credit facility to TSI in a principal amount of up to $1,000,000 at an interest rate of 8.0% per annum with an initial advance of $500,000 during Q1 2005. To induce the director to extend this loan to TSI, the Company agreed to allow the director to receive a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property. The revolving credit line matures on December 14, 2005 at which time principal and accrued interest will be due.

CONSTRUCTION FINANCING
----------------------
In December 2004, the Company purchased a building in order to relocate its distribution facility in Rapid City, South Dakota and began construction of an addition to the building. The lease on the current Rapid City facility was extended through April 2005 to coincide with the completion of construction. The Company expects capital expenditures relating to the building, construction of the addition and related equipment purchases to be approximately $1.8 million.

At December 2004, the Company had borrowed $0.8 million of the $1.0 million maximum borrowings intended to finance the purchase of the building and the construction of the addition to the building. The additional $0.2 million of funds are expected to be borrowed in the second and third quarters of fiscal 2005 as the Company completes the addition. The terms of repayment are interest only through July 31, 2005 and then payable in 54 equal monthly installments of principal of $4,100 based on a twenty year amortization schedule with the entire remaining principal due and payable on December 31, 2009. The interest rate is 6.33%.

The Company also arranged the financing of certain equipment expenditures totaling $0.5 million, however at December 2004, the Company has not drawn on these funds. Once drawn upon, the principal payments will be made in 60 equal monthly installments of $8,000 beginning April 1, 2005. The interest rate is 6.33%.

INTEREST RATE SWAPS
-------------------
The Company hedges its variable rate risk on $15.0 million of its borrowings under the Facility by utilizing interest rate swap agreements. The variable interest payable on this amount is subject to interest rate swap agreements which have the effect of converting this amount to fixed rates ranging between 4.38% and 4.87%.

9.  BUSINESS SEGMENTS:

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling, marketing and distribution of bottled water and other beverage products. The segments are evaluated on revenue, gross margins, operating income (loss) and income (loss) before taxes.

                                 Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------   ------------   -------------
QUARTER ENDED DECEMBER 2004:
External revenue:
 Cigarettes                    $ 155,561,138    $         -    $         -    $        -    $ 155,561,138
 Confectionery                    14,038,345              -              -             -       14,038,345
 Health food                               -      8,574,131              -             -        8,574,131
 Tobacco, beverage & other        34,240,324              -      2,805,634       (41,106)      37,004,852
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         203,839,807      8,574,131      2,805,634       (41,106)     215,178,466

Depreciation & amortization /1/      312,955        212,114        205,479             -          730,548
Operating income (loss)            2,239,819        137,997     (1,557,703)       16,362          836,475
Interest expense                     261,260        401,501        413,321             -        1,076,082
Income (loss) before taxes         2,024,309       (249,865)    (1,971,024)       16,362         (180,218)
Total assets                      70,482,360     17,287,930     23,629,968       176,347      111,576,605
Capital expenditures               1,140,534          6,656        131,427             -        1,278,617

QUARTER ENDED DECEMBER 2003:
External revenue:
 Cigarettes                    $ 141,234,663    $         -    $         -    $        -    $ 141,234,663
 Confectionery                    12,386,357              -              -             -       12,386,357
 Health food                               -      8,169,000              -             -        8,169,000
 Tobacco, beverage & other        30,100,823              -      1,192,460       (46,187)      31,247,096
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         183,721,843      8,169,000      1,192,460       (46,187)     193,037,116

Depreciation & amortization /1/      317,123        219,996         52,011             -          589,130
Operating income (loss)            2,079,718        277,874     (1,184,842)      (39,706)       1,133,044
Interest expense                     294,749        298,681        185,478             -          778,908
Income (loss) before taxes         2,207,135        (12,891)    (1,370,294)      (39,706)         784,244
Total assets                      68,755,348     16,891,332     11,848,041        25,861       97,520,582
Capital expenditures                  94,094        110,568        217,461             -          422,123


/1/ Includes depreciation reported in cost of sales for the beverage segment.

/2/ Includes charges to operations incurred by discontinued operations and intercompany eliminations.

10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the
capitalization of these items.   SFAS No. 151 requires that idle facility
expense, excess spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005 (fiscal 2006 for AMCON). Management does not believe there will be a significant impact on the Company's results of operations or financial condition as a result of adopting this Statement.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under Opinion 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005 (the fourth quarter of fiscal 2005 for the Company). The Company is currently assessing the impact that this standard will have on the Company.

In December 2004, the FASB issued Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions." Statement 152 amends FASB Statements No. 66, "Accounting for the Sales of Real Estate," and No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," in association with the issuance of AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. The guidance is effective for financial statements for fiscal years beginning after June 15, 2005 (fiscal 2006 for the Company), with earlier application encouraged. Management does not believe there will be an impact on the Company's results of operations or financial condition as a result of adopting this Statement.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal 2006 for the Company). Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company is currently assessing the impact that this standard will have on the Company.

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

Changes in these factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance. Any forward looking statement contained herein is made as of the date of this document. Except as required by law, the Company undertakes no obligation to publicly update or correct any of these forward looking statements in the future to reflect changed assumptions, the occurrence of material events or changes in future operating results, financial conditions or business over time.

CRITICAL ACCOUNTING POLICIES

Certain accounting policies used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgements and estimates. The Company's critical accounting policies are discussed in the Company's 2004 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 24, 2004. There have been no significant changes with respect to these policies during the Company's first quarter of fiscal 2005.

COMPANY OVERVIEW - FIRST FISCAL QUARTER 2005

AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates thirteen retail health food stores and a non-alcoholic beverage business that includes natural spring and geothermal water bottling operations in the States of Hawaii and Idaho and a marketing and distribution operation which is focused on selling licensed speciality beverages and private label energy drinks. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries.

During the first quarter of fiscal 2005, the Company:

   - changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30 which resulted in 14 weeks of operations during the first quarter of fiscal 2005 as compared to 13 weeks in Q1 2004.

   - amended and restated its existing credit facility and security agreement in order to fund the payment of $6.8 million in subordinated term debt in the retail segment and $4.8 million of revolving debt in the beverage segment.

   - completed a $2.0 million private placement of Series B Convertible Preferred Stock, a portion of which was used to fund the payment of the subordinated debt described above.

   - purchased a building in order to relocate its distribution facility in Rapid City, South Dakota to replace the existing facility which will continue to be leased until the new distribution facility is ready for operation in the third quarter of fiscal 2005.

   - experienced a 11.5% increase in sales compared to the first quarter of fiscal 2004 primarily due to the extra week of operations which resulted from the change in reporting periods from fiscal month to calendar month.

   - recognized a loss per diluted share of $0.16 for the three months ended December 2004 compared to earnings per diluted share of $0.96 in the same period of the prior year.

   - suspended payment of dividends on its common stock in order to conserve capital to fund operations.

INDUSTRY SEGMENT OVERVIEWS

Wholesale Distribution Segment
------------------------------
The wholesale distribution of cigarettes and convenience store products has been significantly affected during the past year due to changing promotional programs implemented by the major cigarette manufacturers. Reductions in these promotional programs have caused wholesalers to react by increasing cigarette prices to retailers. This occurred for the first time at the beginning of fiscal 2004 without a corresponding price increase from manufacturers and occurred again at the beginning of the second quarter of fiscal 2004. The manufacturers followed by implementing promotional programs later in fiscal 2004 and then increased prices in Q1 2005 on certain brands. Based on these activities, it is difficult to predict how future changes in promotional programs will impact the Company and the industry in the future.

As a result of one of the manufacturer program changes discussed above, certain small wholesalers filed suit against Philip Morris and RJ Reynolds alleging unfair trade practices. In addition, due to the heightened level of competition in the marketplace from both a wholesale and retail convenience store perspective, a number of wholesalers and retailers have sought bankruptcy protection, been acquired or are on the market to be sold. Therefore, we expect that competition and pressure on profit margins will continue to affect both large and small distributors and demand that distributors consolidate in order to become more efficient.

Retail Health Food Segment
--------------------------
The retail health food industry has experienced declining sales and gross profit over the past several periods and our retail health food segment has felt the impacts of this trend as well. The impact of reduced supplement sales resulting from unfavorable media coverage related to the government ban on ephedra based products and a general softening of the low-carb market coupled with continued expansion of low-carb offerings and sales through mainstream grocery channels has caused management to closely review all store locations for opportunities to close or relocate marginally performing stores, remodel and expand good performing stores and identify new locations for one or two additional stores in fiscal 2005.

Beverage Segment
----------------
The beverage segment consists of Hawaiian Natural Water Co., Inc. ("HNWC"), The Beverage Group, Inc. ("TBG") and Trinity Springs, Inc. ("TSI"). HNWC completed the construction of an expanded warehouse and packaging building at our plant on the Big Island in Hawaii in the first quarter of fiscal 2004 and management is hopeful that HNWC will now generate profits as we focus on expansion of our markets and take advantage of the new operations. In addition, the acquisition of a purified water bottling operations on the island of Oahu in Hawaii ("Nesco Hawaii") in Q4 2004 will better able us to compete in the private label water bottling channel and diversify our water production to include premium spring water and purified water. TSI, acquired in June 2004, bottles and sells geothermal bottled water and a natural mineral supplement. The company, which is an 85% owned subsidiary of AMCON, is now headquartered in Boise, Idaho. The TSI water and mineral supplements are currently sold primarily in health food stores where they represent the number one selling water products. The Company plans to extend the distribution channels for this water and mineral supplement outside the health food market.

The beverage marketing and distribution business (TBG) incurred significant losses during 2004 as significant expenditures were made for product development, distribution network development and marketing efforts to promote our portfolio of specialty beverages. The resulting sales were less than expected due to lack of market penetration of our new beverage products.

In October 2004, we took steps to reduce on-going operating expenses by reducing the work force and consolidating certain activities of marketing and distribution with other companies in the affiliated group. In addition, we are evaluating the line of product offerings and plan to discontinue non-contributing brands and focus on the brands with the greatest potential for market penetration.

RESULTS OF OPERATIONS

AMCON's fiscal first quarters ended on December 31, 2004 and December 26, 2003. For ease of discussion, these fiscal quarters are referred to herein as December 2004 and 2003, respectively or Q1 2005 and Q1 2004, respectively.

Comparison of the three months ended December 2004 and 2003
-----------------------------------------------------------
Sales for Q1 2005 increased 11.5%, or $22.1 million, compared to Q1 2004. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.8 million and $3.4 million, for Q1 2005 and Q1 2004, respectively. The increase in sales by business segment from Q1 2004 to Q1 2005 is as follows:

    Wholesale distribution segment        $ 20.1  million
    Retail health food stores segment        0.4  million
    Beverage segment                         1.6  million
    Intersegment eliminations                  -  million
                                          ------
                                          $ 22.1  million
                                          ======

Cigarette sales in the wholesale distribution business increased by $14.3 million and the sales of tobacco, confectionary and other products contributed an additional $5.8 million in Q1 2005 compared to Q1 2004. Of the increase in cigarette sales, $10.4 million was a result of the change in our monthly reporting period which added an extra week of sales in Q1 2005 as compared to Q1 2004, $0.7 million was attributable to price increases implemented by major cigarette manufacturers in December 2004 and $3.2 million was due to a 2.4% increase in carton volume (excluding the extra week). Of the increase in tobacco, confectionary and other products, $3.2 million was due to the extra week and $2.6 million was attributable primarily to new business obtained through expansion of our market area. We continue to market our full service capabilities in an effort to differentiate our Company from competitors who utilize pricing as their primary marketing tool.

Sales from the retail health food segment during Q1 2005 increased by $0.4 million when compared to Q1 2004 primarily due to the extra week of operations in Q1 2005 as compared to Q1 2004 resulting from the change in the Company's monthly reporting period. The retail health food segment experienced lower grocery sales of low carb products in Q1 2005 as these products continued to move to mainstream grocery channels.

The beverage segment accounted for $2.8 million in sales for Q1 2005 compared to $1.2 million in Q1 2004. TSI, which was acquired in June 2004, accounted for $0.7 of the increase in sales. The addition of Nesco Hawaii increased sales in Q1 2005 by $0.3 million. The remaining increase is primarily due to increased sales of Hawaiian Natural spring water, due to completion of plant construction in 2004, a change to a new distributor in the Hawaii market in

2004, and the extra week of operations in Q1 2005 resulting from the change in the Company's monthly reporting period which increased sales by $0.2 million as compared to Q1 2004.

Gross profit increased 5.5%, or $0.8 million, in Q1 2005 as compared to Q1 2004. Gross profit as a percent of sales decreased to 7.4% in Q1 2005 compared to 7.8% in Q1 2004. Gross profit by business segment is as follows:
(dollars in millions)

                                             Quarter ended
                                                December
                                            ----------------    Incr
                                             2004      2003    (Decr)
                                            ------    ------    -----
    Wholesale distribution segment          $ 12.2    $ 11.5    $ 0.7
    Retail health food stores segment          3.4       3.4      0.0
    Beverage segment                           0.3       0.2      0.1
                                            ------    ------    -----
                                            $ 15.9    $ 15.1    $ 0.8
                                            ======    ======    =====

Items increasing gross profit during Q1 2005 from our wholesale distribution business as compared to Q1 2004 were $0.6 million attributable to the extra week of operations resulting from the reporting period change, $0.3 million due to cigarette price increases implemented by major cigarette manufacturers in December 2004, a decrease in the quarterly impact of the LIFO reserve of $0.1 million and incentive payments of $0.4 million received from a non-cigarette vendors based on the Company's buying volumes. These increases were offset primarily by a decrease in cigarette manufacturer promotional allowances of $0.7 million resulting from changes in promotional programs.

Gross profit for the retail health food segment was flat at $3.4 million compared with Q1 2004, including the extra week of operations which contributed approximately $0.2 million in gross profit during the period.

Gross profit for the beverage segment increased in Q1 2005 primarily due to the incremental sales from TSI which was acquired in June 2004.

Total operating expense, which includes selling, general and administrative expenses and depreciation and amortization, increased 8.1% or approximately $1.1 million in Q1 2005 compared to Q1 2004. The increase is primarily related to the extra week of operations which increased the amount of payroll and certain other expenses during Q1 2005 as compared to Q1 2004 and the addition of TSI in June 2004 which added $1.0 million of additional operating expenses. These increases were offset by a $0.6 million decrease in operating expenses at TBG as a result of cost reduction strategies that were implemented in October 2004. In addition, the wholesale business had
increases in bad debt expense and professional fees.   The retail health food
segment's operating expense increased slightly ($0.1 million) as a result of the additional week in Q1 2005.

As a result of the above, income from operations for Q1 2005 decreased $0.3 million compared to Q1 2004.

Interest expense for Q1 2005 increased 38.2%, or $0.3 million, during Q1 2005. The increase was primarily due to increases in the prime rate, which under the terms of the amended and restated credit facility, is the rate at which the Company primarily borrows and an increase in the Company's average borrowings of approximately $14.7 million. On average, the Company's borrowing rates on its variable rate debt were 0.95% higher in Q1 2005 as compared to Q1 2004.

Other income decreased $0.4 million in Q1 2005 because of the sale of available-for-sale securities in Q1 2004 that did not recur in Q1 2005.

During Q1 2005, the Company paid preferred dividends of $0.1 million on its Series A and B, Cumulative, Convertible Preferred Stock.

Minority interest in loss, net of tax, increased during the period (which decreased the net loss) by $0.1 million in Q1 2005 due to the 15% ownership of TSI that is not owned by AMCON.

LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
The Company requires cash to pay its operating expenses, purchase inventory and make capital investments and acquisitions of businesses. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings, as necessary. During the three months ended December 31, 2004, the Company used $2.5 million of cash from operating activities, primarily the result of quicker accounts receivable turns and an increase in accrued expenses offset by a reduction of our accounts payable. Cash of $1.3 million was utilized in investing activities during the Q1 2005 for capital expenditures. The Company generated net cash of $4.3 million from financing activities in Q1 2005 primarily from borrowings of $14.9 million on bank credit agreements and other long-term debt arrangements and the private placement of $1.9 million of Series B Convertible Preferred Stock (net of costs incurred to issue the securities). Cash of $12.0 million was used in financing activities in Q1 2005 to pay down revolving lines of credit totaling $4.8 million used to fund our beverage segment, $6.8 million in subordinated debt in the retail segment and other long-term debt totaling $0.4 million. During Q1 2005, $0.1 million was used to pay dividends on preferred stock and $0.4 million was used to pay for costs incurred to amend and restate our revolving credit facility.

As of December 2004, the Company had cash on hand of $0.9 million and working capital (current assets less current liabilities) of $40.0 million. This compares to cash on hand of $0.4 million and working capital of $27.9 million as of September 2004. The Company's ratio of debt to equity decreased to
4.25 at December 2004 compared to 4.56 in September 2004.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the New Facility will provide sufficient liquidity for the operation of its wholesale and retail businesses. Management is presently negotiating with LaSalle Bank to bring TSI into the Company's revolving credit facility and with investors to privately place additional debt or equity to provide additional funding for TSI. Although management is optimistic that additional financing will be committed, the ultimate outcome of this financing is not certain at this time. If the Company is unable to raise the additional funds in the near future, plans for growth within TSI would be negatively impacted and could potentially impact the carrying value of the business.

Dividend Payments
-----------------
During the first quarter of fiscal 2005, the Board of Directors suspended payment of cash dividends on our common shares. The Company is implementing a strategy to invest its cash resources into growth-oriented businesses and has therefore determined to suspend the payment of cash dividends on common stock for the foreseeable future. The Company will periodically revisit its dividend policy to determine whether it has adequate internally generated funds, together with other needed financing to fund its growth and operations in order to resume the payment of cash dividends on common stock.

Contractual Obligations
-----------------------
The following table summarizes our outstanding contractual obligations and commitments as of December 2004. Significant changes to this schedule since fiscal year end 2004, that are reflected below, are the amendment to the $55.0 million credit facility to include a $1.2 million term note ("Term Note A") which reduces the amount available under the $55.0 million revolving limit by the amount outstanding under Term Note A, to include the subsidiaries, except TSI, as borrowers and to payoff $4.8 million of revolving credit related to our beverage segment. In addition, the Company obtained a $5.0 term note ("Term Note B") which was used in addition to funds raised from the Series B Convertible Preferred Stock offering to retire $6.8 million of subordinated debt at the retail health food segment. (Amounts in thousands):

                                           Payments Due By Period
                        --------------------------------------------------------------------
   Contractual                      Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Obligations            Total      2005/1/    2006      2007     2008     2009   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------
Long-term debt/2/       $  71,185  $  7,612  $ 15,844  $44,959  $   321  $ 2,449   $       -
Subordinated debt           1,076     1,076         -        -        -        -           -
Operating leases           19,108     4,037     4,489    2,712    1,963    1,505       4,402
Minimum water royalty/3/    4,114       155       288      288      288      288       2,807
                        ---------  --------  --------  -------  -------  -------   ---------
Total                   $  95,483  $ 12,880  $ 20,621  $47,959  $ 2,572  $ 4,242   $   7,209
                        =========  ========  ========  =======  =======  =======   =========

                          Total
   Other Commercial      Amounts    Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Commitments          Committed    2005/1/   2006      2007     2008     2009   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------
Lines of credit (LOC)   $  56,000  $      -  $ 1,000  $ 55,000 $     -  $     -   $       -
LOC in use                (53,931)        -     (500)  (53,431)       -        -           -
                        ---------  --------  --------  -------  -------  -------  ----------
LOC available               2,069         -      500     1,569        -        -           -
Water source guarantee      5,000         -         -        -        -        -       5,000
Letters of credit             837       837         -        -        -        -           -
                        ---------  --------  --------  -------  -------  -------  ----------
Total                   $   7,906  $    837  $    500  $ 1,569 $      - $      -  $    5,000
                        =========  ========  ========  =======  =======  =======   =========

                                     25

     /1/ Includes remaining payments scheduled to be made in the last nine months of fiscal 2005

     /2/  Includes capital leases of $1.4 million.

     /3/ Fiscal 2005 - 2009 represent the annual minimum water royalty and the balance thereafter represents the minimum water royalty in perpetuity.

Credit Agreement
-------------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). As of December 2004, the outstanding balance on the Facility was $53.4 million. In October 2004, the Facility was amended (the "New Facility") to transfer $1.2 million of revolving debt to term debt and add the subsidiaries, except TSI, as borrowers. The New Facility bears interest at a variable rate equal to the bank's base rate, which was 5.25% at December 2004. The Company may, however, select a rate equal to LIBOR plus 2.50%, for an amount of the New Facility up to $15.0 million which relates to our swap agreements. The New Facility continues to restrict borrowings for intercompany advances to TBG and TSI to $1.0 million in the aggregate and to the retail health food subsidiaries and HNWC to $0.9 million in the aggregate in fiscal 2005 and $0.1 million in the aggregate in subsequent years.

The Company hedges its variable rate risk on a notional $15.0 million of its borrowings under the New Facility by use of interest rate swap agreements. These swap agreements have the effect of converting the interest on this amount of debt to fixed rates ranging between 4.38% and 4.87% per annum.

The Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month. The New Facility is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable, except those held by TSI. The New Facility expires in April 2007.

The New Facility contains covenants which, among other things, set certain financial ratios and net worth requirements. The New Facility includes covenants that (i) restrict permitted investments, (ii) restrict intercompany advances to certain subsidiaries as described above, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including an average annual fixed charge ratio of 0.8 to 1.0, and a minimum tangible net worth of $3.0 million through June 2005 and increases to $3.5 million in September 2005. The Facility also provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis. The Company was not in compliance with the minimum tangible net worth covenant as of December 2004 and has obtained a waiver from the lender for first quarter of fiscal 2005. In Q2 2005, the minimum tangible net worth covenant was amended effective December 2004 to reduce the tangible net worth covenant to $1.5 million through September 29, 2005 and $2.5 million thereafter, and to redefine and reduce the minimum fixed charge coverage ration to 0.7 for the remainder of fiscal 2005. The Company is currently in compliance with the covenants of the New Facility, as amended, effective December 2004 and expects to be in compliance with the amended covenant for the remainder of fiscal 2005.

In addition, the Company obtained Term Note B, which had an outstanding balance of $5.0 million at December 2004. Term Note B bears interest at the bank's base rate plus 2.00%, which was 7.25% at December 2004 and is required to be repaid in eighteen monthly installments of $0.3 million beginning March 2005.

The Company's Chairman has personally guaranteed repayment of up to $10 million of the combined amount of the New Facility and the term loans. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

The Company's $2.8 million and $2.0 million credit facilities with a bank which were used to fund operating activities of our beverage segment were eliminated in October 2004 as they were brought into the Company's revolving credit facility as part of the debt restructuring transaction.

Preferred Stock
---------------
In October 2004 the Company completed a $2.0 million private placement of Series B Convertible Preferred Stock representing 80,000 shares at $25 per share, the proceeds of which were used in combination with funds from Term Note B to retire $6.8 million of subordinated debt.

Real Estate Term Debt
---------------------
In December 2004, the Company purchased a distribution facility in Rapid City, South Dakota and began construction of an addition to the building. The lease on the current Rapid City facility was extended to coincide with the completion of construction in the second quarter of fiscal 2005. The Company expects capital expenditures relating to the building, construction of the addition and related equipment purchases to be approximately $1.8 million. The Company has arranged permanent financing for the building and equipment in an amount equal to 80% of the acquisition cost or approximately $1.5 million. The remainder of the capital expenditures related to the facility will be provided from the Facility.

TSI Revolving Debt
------------------
In December 2004, a director of the Company extended a revolving credit facility to TSI in a principal amount of up to $1.0 million at an interest rate of 8% per annum with an initial advance of $0.5 million. To induce the director to extend this loan to TSI, the Company agreed to allow the director to receive a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property.

CERTAIN ACCOUNTING CONSIDERATIONS

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This Statement is the result of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under Opinion 25, many investors and other users of financial statements said that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005 (the fourth quarter of fiscal 2005 for the Company). The Company is currently assessing the impact that this standard will have on the Company.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably expected to have a material effect on the Company's financial position or results of operations.

RELATED PARTY TRANSACTIONS

As described under the headings LIQUIDITY AND CAPITAL RESOURCES - Credit Facilities and TSI Revolving Debt, the Company's Chairman has personally guaranteed repayment of certain obligations of the Company and is being paid a guarantee fee for that service. In addition, a director of the Company has extended a $1.0 million revolving line of credit to TSI.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt. At December 2004, we had $38.4 million of variable rate debt outstanding (excluding $15.0 million variable rate debt which is fixed through the swaps described below), with maturities through April 2007. The interest rate on this debt was 5.25% at December 2004. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.3 million for each 1% change in our lender's prime interest rate.

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

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented provided reasonable assurance that the disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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

After the certification of the voting results, certain minority shareholders filed a complaint and motion seeking injunctive relief in the District Court of the Fifth Judicial District of the State of Idaho. The Court granted a temporary restraining order on June 11, 2004, which prevented the closing of the asset purchase transaction until the Court had an opportunity to review additional briefing on the issues presented and the parties could be heard by the Court. On June 16, 2004, the Court heard arguments on whether to extend the temporary restraining order and grant the minority shareholders' motion for preliminary injunction. As a result of the parties' briefing and the arguments presented, the Court dissolved the temporary restraining order and thereby enabled the asset sale transaction to be consummated.

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

The Company is also party to other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations or liquidity after giving consideration to amounts already recorded in the Company's financial statements.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Company completed a $2.0 million private placement of Series B Convertible Preferred Stock representing 80,000 shares at $25 per share which was primarily used in part to fund subordinated debt obligations of the Company. The Series B Convertible Preferred Stock is senior to the Company's outstanding common stock and provides for preferential treatment for preferred shareholders in the event of distributions, proceeds upon liquidation of the Company or the redemption of the stock.

Item 3.  Defaults Upon Senior Securities

During the fiscal quarter ended December 2004, the Company's minimum tangible net worth dropped below that required by the New Facility. LaSalle has waived this default and we have entered into an amendment to the Credit Agreement effective December 31, 2004 which reduced the minimum tangible net worth covenant requirement to $1.5 million to September 29, 2005 and $2.5 million thereafter, and redefined and reduced the minimum fixed charge coverage ration to 0.7 million for the remainder of fiscal 2005.

Item 6.   Exhibits

(a) EXHIBITS

2.1 Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. dated March 8, 2001 (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

2.2 Amendment to Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. effective March 23, 2001 (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

2.3 Asset Purchase Agreement, dated February 8, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.4 Addendum to Asset Purchase Agreement, dated May 30, 2001, between AMCON Distributing Company, Merchants Wholesale Inc. and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.5 Real Estate Purchase Agreement, dated February 8, 2001, between AMCON Distributing Company and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.3 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.6 Addendum to Real Estate Purchase Agreement, dated May 30, 2001, between AMCON Distributing Company and Robert and Marcia Lansing (incorporated by reference to Exhibit 2.4 of AMCON's Current Report on Form 8-K filed on June 18, 2001)

2.7 Asset Purchase Agreement, dated April 24, 2004, between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.
    (incorporated by reference to Exhibit 2.8 of AMCON's Quarterly Report on
     Form 10-Q filed on August 9, 2004)

2.8 First Amendment to Asset Purchase Agreement dated June 17, 2004 between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 2.9 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.1 Restated Certificate of Incorporation of the Company, as amended May 11, 2004 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

3.3 Second Corrected Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Securities of AMCON Distributing Company dated August 5, 2004 (incorporated by reference to Exhibit 3.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Securities of AMCON Distributing Company dated October 8, 2004 (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.1  Specimen Common Stock Certificate (incorporated by reference to Exhibit
     4.1 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

4.2 Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.3 Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.4 Securities Purchase Agreement dated June 17, 2004 between AMCON Distributing Company, William F. Wright and Draupnir, LLC (incorporated by reference to Exhibit 4.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.5 Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.1 Amended and Restated Loan and Security Agreement, dated September 30, 2004, between the Company and LaSalle National Bank, as agent
     (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on
      Form 10-K filed on January 7, 2005)

10.2 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.3 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.4 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.5 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.6 Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance
     (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on
      Form 10-K filed on January 7, 2005)

10.7 Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance
     (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on
      Form 10-K filed on January 7, 2005)

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

10.13 Security Agreement, dated June 17, 2004 by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs,Ltd.(incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.14 Shareholders Agreement, dated June 17,2004, by and between TSL Acquisition Corp, AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.18 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.15 Guaranty and Suretyship Agreement, dated June 17, 2004, by and between AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.19 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.16 Mortgage, dated June 17, 2004, by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.(incorporated by reference to Exhibit 10.20 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.17 Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.18 Unconditional Guaranty, dated as of September 30, 2004 between William
      F. Wright and LaSalle Bank, N.A.(incorporated by reference to Exhibit
      3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.19 Secured Promissory Note ($1,000,000), dated December 14, 2004, issued by Trinity Springs, Inc. to Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.20 Modification and Extension of Second Lien Commercial Mortgage, Assignment of Leases and Rents, and Fixture Filing, dated as of December 14, 2004 between Trinity Springs, Inc. and Allen D. Petersen
     (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on
      Form 10-K filed on January 7, 2005)

10.21 Term Real Estate Promissory Note, dated December 21, 2004, issued by AMCON Distributing Company to Gold Bank

10.22 Term Equipment Promissory Note, dated December 21, 2004 issued by AMCON Distributing Company to Gold Bank

10.23 One Hundred Eighty Day Redemption Mortgage and Security Agreement by and between AMCON Distributing Company and Gold Bank

10.24 Security Agreement by and between AMCON Distributing Company and Gold
      Bank

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


Date:     February 14, 2005        /s/ William F. Wright
          -----------------        -----------------------------
                                   William F. Wright
                                   Chairman of the Board and
                                     Principal Executive Officer


Date:     February 14, 2005        /s/ Michael D. James
          -----------------        -----------------------------
                                   Michael D. James
                                   Treasurer & CFO and
                                     Principal Financial and
                                     Accounting Officer