Form 10-Q
period 2005-03-31
AMCON DISTRIBUTING CO
filed 2005-05-27
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

                                      OR

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from          to

                        ------------------------------
                        COMMISSION FILE NUMBER 1-15589
                        ------------------------------

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

The Registrant had 527,062 shares of its $.01 par value common stock outstanding as of May 9, 2005.


                                                                Form 10-Q
                                                               2nd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated unaudited balance sheets at
          March 2005 and September 2004 (as restated)                     3

          Condensed consolidated unaudited statements of operations
          for the three and six months ended March 2005 and 2004          4

          Condensed consolidated unaudited statements of cash flows
          for the six months ended March 2005 and 2004                    5

          Notes to condensed consolidated unaudited
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  27

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     47

Item 4.   Controls and Procedures                                        47

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              48

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    50

Item 3.   Defaults Upon Senior Securities                                50

Item 4.   Submission of Matters to a Vote of Security Holders            50

Item 5.   Other Information                                              51

Item 6.   Exhibits                                                       52











PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                             Condensed Consolidated Unaudited Balance Sheets
                                   March 2005 and September 2004
-------------------------------------------------------------------------------------------------------
                                                                      March 2005       September 2004
                                                                      ------------     --------------
                                                                                       (As Restated -
                                                                                      See Notes 1 and 9)
              ASSETS
Current assets:
  Cash                                                               $    575,302       $    416,073
  Accounts receivable, less allowance for doubtful
    accounts of $0.6 million, respectively                             29,690,797         29,109,826
  Inventories                                                          30,304,173         35,088,568
  Income tax receivable                                                   957,384          1,162,625
  Deferred income taxes                                                 3,729,391          2,548,391
  Current assets of discontinued operations                               799,600          1,941,950
  Other                                                                 1,199,903            635,841
                                                                     ------------       ------------
          Total current assets                                         67,256,550         70,903,274

Fixed assets, net                                                      21,023,642         19,951,664
Goodwill                                                                6,915,657          6,449,741
Other intangible assets                                                12,638,171         13,271,211
Noncurrent assets from discontinued operations                             12,508            143,670
Other assets                                                            1,494,754          1,010,303
                                                                     ------------       ------------
                                                                     $109,341,282       $111,729,863
                                                                     ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $ 13,173,363       $ 17,180,649
  Accrued expenses                                                      4,034,660          3,800,506
  Accrued wages, salaries and bonuses                                   1,432,676          1,365,837
  Current liabilities of discontinued operations                        1,058,699          2,166,414
  Current portion of revolving credit facility                          5,000,000         44,809,814
  Current portion of long-term debt                                     5,973,850          5,574,397
  Current portion of long-term debt due related party                   1,500,000                  -
  Current portion of subordinated debt                                  1,076,219          7,876,219
                                                                     ------------       ------------
          Total current liabilities                                    33,249,467         82,773,836
                                                                     ------------       ------------

Revolving credit facility, excluding current portion                   44,958,560                  -
Deferred income taxes                                                     636,942            593,018
Noncurrent liabilities of discontinued operations                             582              3,603
Other long-term liabilities                                             2,807,000          2,807,000
Long-term debt, less current portion                                   12,527,541         10,250,154
Minority interest                                                               -             97,100

Series A cumulative, convertible preferred stock, $.01 par value
   1,000,000 authorized and 100,000 issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355
Series B cumulative, convertible preferred stock, $.01 par value
   1,000,000 authorized and 80,000 issued, liquidation preference
   $25.00 per share                                                     1,857,645                  -

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value, 3,000,000
    shares authorized, 527,062 shares issued                                5,271              5,271
  Additional paid-in capital                                            6,218,476          6,218,476
  Accumulated other comprehensive income,
    net of tax of $0.1 million, respectively                              131,566             59,900
  Retained earnings                                                     4,509,877          6,483,150
                                                                     ------------       ------------
          Total shareholders' equity                                   10,865,190         12,766,797
                                                                     ------------       ------------
                                                                     $109,341,282       $111,729,863
                                                                     ============       ============
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    AMCON Distributing Company and Subsidiaries
                              Condensed Consolidated Unaudited Statements of Operations
                           for the three and six month periods ended March 2005 and 2004
---------------------------------------------------------------------------------------------------------
                                                  For the three months            For the six months
                                                     ended March                    ended March
                                            -----------------------------   -----------------------------
                                                2005            2004            2005            2004
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of
  $45.4 million and $45.6 million, and
  $95.0 million and $90.9 million,
  respectively)                             $ 194,047,854   $ 192,971,686   $ 408,434,481   $ 385,543,394

Cost of sales                                 180,236,017     179,286,827     378,695,256     356,811,791
                                            -------------   -------------   -------------   -------------
     Gross profit                              13,811,837      13,684,859      29,739,225      28,731,603
                                            -------------   -------------   -------------   -------------
Selling, general and administrative
  expenses                                     13,727,633      12,610,930      27,551,999      24,785,858
Depreciation and amortization                     632,940         554,014       1,295,705       1,106,596
                                            -------------   -------------   -------------   -------------
                                               14,360,573      13,164,944      28,847,704      25,892,454
                                            -------------   -------------   -------------   -------------
    (Loss) income from continuing
      operations                                 (548,736)        519,915         891,521       2,839,149
                                            -------------   -------------   -------------   -------------
Other expense (income):
  Interest expense                                897,542         744,012       1,803,743       1,459,638
  Other                                            43,538         (16,649)        (15,851)       (446,728)
                                            -------------   -------------   -------------   -------------
                                                  941,080         727,363       1,787,892       1,012,910
                                            -------------   -------------   -------------   -------------
(Loss) income from continuing operations
 before income taxes                           (1,489,816)       (207,448)       (896,371)      1,826,239

Income tax (benefit) expense                     (565,000)        (82,000)       (341,000)        662,000

Minority interest in loss, net of tax                   -               -         (97,100)              -
                                            -------------   -------------    ------------   -------------
(Loss) income from continuing operations         (924,816)       (125,448)       (458,271)      1,164,239

Preferred stock dividend requirements             (73,239)              -        (145,720)              -
                                            -------------   -------------    ------------   -------------
(Loss) income from continuing operations
available to common shareholders                 (998,055)       (125,448)       (603,991)      1,164,239

Loss from discontinued operations, net of
 income tax benefit of $0.5 million,
 $0.6 million, $0.8 million and $1.1 million,
 respectively                                    (889,619)       (976,301)     (1,369,282)     (1,751,744)
                                            -------------   -------------   -------------   -------------
Net loss available to common shareholders   $  (1,887,674)  $  (1,101,749)  $  (1,973,273)  $    (587,505)
                                            =============   =============   =============   =============
Basic earnings (loss) per share
 available to common shareholders:
   Continuing operations                    $       (1.89)  $       (0.24)  $       (1.14)  $        2.20
   Discontinued operations                          (1.69)          (1.85)          (2.60)          (3.31)
                                            -------------   -------------   -------------   -------------
Basic loss per share available
  to common shareholders                    $       (3.58)  $       (2.09)  $       (3.74)  $       (1.11)
                                            =============   =============   =============   =============
Diluted earnings (loss) per share
 available to common shareholders:
  Continuing operations                     $       (1.89)  $       (0.24)  $       (1.14)  $        2.20
  Discontinued operations                           (1.69)          (1.85)          (2.60)          (3.31)
                                            -------------   -------------   -------------   -------------
Diluted loss per share available
 to common shareholders                     $       (3.58)  $       (2.09)  $       (3.74)  $       (1.11)
                                            =============   =============   =============   =============
Weighted average shares outstanding:

  Basic                                           527,062         528,192         527,062         528,179
  Diluted                                         527,062         528,192         527,062         528,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMCON Distributing Company and Subsidiaries
              Condensed Consolidated Unaudited Statements of Cash Flows
                 for the six month periods ended March 2005 and 2004
-------------------------------------------------------------------------------
                                                                           2005            2004
                                                                       ------------    ------------
Cash flows from operating activities:
  Net income (loss) from continuing operations
    available to common shareholders                                   $   (603,991)   $  1,164,239
  Preferred stock dividend requirements                                     145,720               -
                                                                       ------------    ------------
  Net loss before preferred stock dividend requirements                    (458,271)      1,164,239
  Adjustments to reconcile net loss
    to net cash flows from operating activities:
     Depreciation                                                         1,246,577       1,072,462
     Amortization                                                           158,054          90,158
     (Gain) loss on sale of fixed assets                                     (5,006)         (1,508)
     (Gain) loss on sale of securities                                            -        (411,643)
     Deferred income taxes                                               (1,137,076)       (143,515)
     Provision for losses on doubtful accounts                              253,750            (875)
     Provision for losses on inventory obsolescence                         144,852         370,677
     Minority interest                                                      (97,100)              -
  Changes in assets and liabilities,
    net of effect of acquisitions:
     Accounts receivable                                                   (834,721)      2,257,403
     Inventories                                                          4,639,543       3,783,557
     Other current assets                                                  (492,396)        194,517
     Other assets                                                           (37,810)         79,004
     Accounts payable                                                    (4,007,286)      1,812,226
     Accrued expenses and accrued wages, salaries and bonuses               300,993        (712,439)
     Income tax receivable                                                  205,241      (1,485,036)
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations           (120,656)      8,069,227
Net cash flows from operating activities - discontinued operations         (347,156)     (2,620,105)
                                                                       ------------    ------------
Net cash flows from operating activities                                   (467,812)      5,449,122

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                           (2,290,583)       (921,108)
     Proceeds from sales of fixed assets                                     77,447          55,700
     Proceeds from sale of available-for-sale securities                          -         457,053
                                                                       ------------    ------------
Net cash flows from investing activities - continuing operations         (2,213,136)       (408,355)
Net cash flows from investing activities - discontinued operations          (21,568)        (33,011)
                                                                       ------------    ------------
Net cash flows from investing activities                                 (2,234,704)       (441,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on bank credit agreements                 11,231,414      (4,838,883)
     Net proceeds from preferred stock issuance                           1,857,645               -
     Proceeds from borrowings of long-term debt                           2,295,988               -
     Payments on long-term debt and subordinated debt                   (11,593,158)       (295,365)
     Dividends paid on common stock                                               -         (95,044)
     Dividends paid on preferred stock                                     (145,720)              -
     Proceeds from short-term debt                                          500,000               -
     Proceeds from exercise of stock options                                      -             523
     Debt issuance costs                                                   (446,643)              -
                                                                       ------------    ------------
Net cash flows from financing activities - continuing operations          3,699,526      (5,228,769)
Net cash flows from financing activities - discontinued operations         (837,781)         (1,514)
                                                                       ------------    ------------
Net cash flows from financing activities                                  2,861,745      (5,230,283)
                                                                       ------------    ------------
Net change in cash                                                          159,229        (222,527)
Cash, beginning of period                                                   416,073         668,073
                                                                       ------------    ------------
Cash, end of period                                                    $    575,302    $    445,546
                                                                       ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $  1,748,264    $  1,431,417
  Cash paid (refunded) during the period for income taxes                  (197,425)      1,131,242
Supplemental disclosure of non-cash information:
  Acquisition of equipment through capital lease                       $     91,343    $          -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCON Distributing Company and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                           March 2005 and 2004
----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

As more fully described in Note 9, the Company has restated its September 2004 balance sheet in the accompanying condensed consolidated unaudited financial statements to correct classification errors related to its Preferred Stock and revolving credit facility discussed in Notes 3 and 8, respectively. In addition, as more fully described in Note 2, the Company discontinued the operations of its beverage marketing and distribution business effective March 31, 2005. As a result, the September 2004 balance sheet and fiscal 2004 statement of operations and statement of cash flows have been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities."

Results for the interim period are not necessarily indicative of results to be expected for the entire year.

The accompanying unaudited condensed consolidated financial statements include the accounts of AMCON Distributing Company and its subsidiaries ("AMCON" or the "Company"). As a result of its 85% ownership in Trinity Springs, Inc. ("TSI"), the Company has included the operating results of TSI in the accompanying consolidated financial statements since the date of acquisition (June 17, 2004) and has presented the 15% non-owned interest in this subsidiary as a minority interest. During the first quarter of fiscal 2005, the Company suspended the allocation of TSI's losses to minority shareholders once their basis was reduced to zero because the minority shareholders have not guaranteed TSI debt or committed additional capital to TSI.

All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. The Company believes that, although the disclosures are adequate to prevent the information presented from being misleading, these condensed consolidated financial statements should be read in conjunction with the Company's annual audited consolidated financial statements for the year ended September 24, 2004, as filed with the Securities and Exchange Commission on Form 10-K ("2004 Annual Report") on January 7, 2005.

AMCON's fiscal second quarters ended on March 31, 2005 and March 26, 2004. For convenience, the fiscal second quarters of 2005 and 2004 have been indicated as March 2005 and 2004, respectively. During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30. As a result of this change, the first six months of fiscal 2005 comprised 27 weeks of operations as compared to 26 weeks of operations for the first six months of fiscal 2004. The additional week of operations recorded in the first six months of fiscal 2005 increased sales, gross profit and net income by approximately $14.4 million, $0.8 million and $0.1 million, respectively.

During fiscal 2004, the shareholders approved a one-for-six reverse stock split of the outstanding shares of its common stock. On May 14, 2004, the Company effected the reverse stock split and those shareholders who held fewer than six shares of AMCON's common stock immediately prior to the reverse stock split received a cash payment in exchange for their shares.
All common stock shares and per share data (except par value) for all periods presented have been adjusted to reflect the reverse stock split.

Stock-based Compensation
------------------------
Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan which provided that the Compensation Committee of the Board of Directors granted incentive stock options and non-qualified stock options. AMCON accounted for these stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method under which compensation cost was measured by the excess, if any, of the fair market value of its common stock on the date of grant over the exercise price of the stock option. Accordingly, stock-based compensation cost related to stock option grants was not reflected in income or loss as all options granted under the plan had an exercise price equal to or above the market value of the underlying stock on the date of grant.

The following table illustrates the required pro forma effect on income
(loss) and earnings (loss) available to common shareholders and the associated per share amounts assuming the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                          For the three months         For the six months
                                             ended March                  ended March
                                       -------------------------    -------------------------
                                          2005          2004           2005          2004
                                       -----------   -----------    -----------   -----------
(Loss) earnings
-------------------------

Loss available to common
  shareholders, as reported            $(1,887,674)  $(1,101,749)   $(1,973,273)  $  (587,505)

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of
  related tax effects                      (14,008)      (15,303)       (28,016)      (30,606)
                                       -----------   -----------    -----------   -----------
Pro forma loss available to common
 shareholders                          $(1,901,682)  $(1,117,052)   $(2,001,289)  $  (618,111)
                                       ===========   ===========    ===========   ===========



Loss per share
-------------------------

As reported: Basic                     $     (3.58)  $     (2.09)   $     (3.74)  $     (1.11)
                                       ===========   ===========    ===========   ===========
             Diluted                   $     (3.58)  $     (2.09)   $     (3.74)  $     (1.11)
                                       ===========   ===========    ===========   ===========
Pro forma:   Basic                     $     (3.61)  $     (2.11)   $     (3.80)  $     (1.17)
                                       ===========   ===========    ===========   ===========
             Diluted                   $     (3.61)  $     (2.11)   $     (3.80)  $     (1.17)
                                       ===========   ===========    ===========   ===========

Related Party Transactions
--------------------------
In December 2004, a director of the Company extended a revolving credit facility to TSI in a principal amount up to $1.0 million at an interest rate of 8% per annum. The entire $1.0 million is outstanding at March 31, 2005. To induce the director to extend this loan to TSI, the Company agreed to allow the director to receive a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property.

Additionally, on March 30, 2005, a Company that is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder of the Company extended $0.5 million to TSI under a promissory note due on or before June 15, 2005. The note bears interest at 7% per annum. The promissory note was intended to serve as an interim loan until the negotiations with the bank were completed so that TSI would be included as a borrower on the New Facility described in Note 8.

Interest on these notes that accrued, but remain unpaid until the notes come due for Q2 2005 and the first six months of fiscal 2005, was $16,822 and $18,685, respectively.


2.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

ACQUISITIONS

Trinity Springs, Inc.
---------------------
On June 17, 2004, a newly formed subsidiary of AMCON, TSL Acquisition Corp., acquired the tradename, water source, customer list and substantially all of the operating assets of Trinity Springs, Ltd. (the "Seller," which subsequently changed its name to Crystal Paradise Holdings, Inc.), a bottler of geothermal bottled water and a natural mineral supplement. TSL Acquisition Corp. subsequently changed its name to TSI and continues to operate under that name.

The total purchase price of $8.8 million was paid through a combination of $2.3 million in cash, $3.3 million in notes which were issued by TSI and guaranteed by AMCON; the assumption of approximately $0.2 million of liabilities and the issuance of TSI common stock representing 15% ownership of TSI which had an estimated fair value of $0.2 million. The TSI common stock is convertible into 16,666 shares of AMCON common stock at the option of the Seller. Additionally, the conversion option had an estimated fair value of $0.2 million. Included in the $2.3 million paid in cash are


                                     8
transaction costs totaling approximately $0.8 million that were incurred to complete the acquisition and consists primarily of fees and expenses for attorneys and investment bankers. In addition, TSI will pay an annual water royalty to the Seller, in perpetuity, in an amount equal to the greater of $0.03 per liter of water extracted from the source or 4% of water revenues (as defined by the purchase agreement) which is guaranteed by AMCON up to a maximum of $5 million, subject to a floor of $206,400 for the first year and $288,000 annually thereafter. The Company has recorded a $2.8 million liability for the present value of future minimum water royalty payments and related brokers fees to be paid in perpetuity. The discount rate utilized by the Company to determine the present value of the future minimum water royalty was based on a weighted average cost of capital which incorporated the Company's equity discount rate, dividend rate on the Series A Convertible Preferred Stock and the Company's average borrowing rate for all outstanding debt.

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

The acquisition has been recorded on the Company's books using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values.

The initial purchase price allocation performed in the third quarter of fiscal 2004 was based on management's internal preliminary allocation and resulted in an estimated purchase price of approximately $11.1 million, with approximately $7.8 million of the purchase price being allocated to intangible assets, including customer list, the Trinity tradename and the water source. Subsequently, the Company engaged an independent valuation firm to further analyze the transaction and based on preliminary input from the independent valuation firm, the amount of purchase price was reduced from $11.1 million to $8.8 million based on reassessment of the future water royalty obligation and related brokers fees and the weighted average cost of capital rate applied to the payment stream in perpetuity. Accordingly, the amount allocated to intangible assets was also reduced from $7.8 million to $5.5 million. During Q2 2005, the valuation of the identifiable intangible assets was completed and an adjustment of the purchase price was recorded. The results of the completed valuation report did not change the overall purchase price, but rather a change in the allocation of the purchase price amongst the identifiable intangible assets and goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (June 2004) and subsequent purchase price allocations (in millions):






                                      June          September        March
                                      2004            2004            2005
                                   ----------      ----------      ----------
Current assets                     $      0.5      $      0.5      $      0.5
Fixed assets                              3.0             3.0             3.0
Tradename                                 2.3             2.3             0.9
Water source                              5.1             2.8             3.7
Customer list                             0.4             0.4             0.4
Goodwill                                    -               -             0.5
                                   ----------      ----------      ----------
  Total assets acquired                  11.3             9.0             9.0
                                   ----------      ----------      ----------
Current liabilities                       0.2             0.2             0.2
                                   ----------      ----------      ----------
  Total liabilities acquired              0.2             0.2             0.2
                                   ----------      ----------      ----------
  Net assets acquired              $     11.1      $      8.8      $      8.8
                                   ==========      ==========      ==========

The unique water source acquired as part of the transaction represents an intangible asset that was originally assigned a preliminary value of $2.8 million. The independent third party valuation of this intangible asset
assigned a value of approximately $3.7 million.   Additionally, the Company
acquired the Trinity tradename and assigned a preliminary value of $2.3 million to this intangible asset. The final valuation report indicated the fair value of this intangible asset was $0.9 million. Since both the water source and the Trinity tradename have indefinite lives, as does goodwill, the assets are not amortized. Therefore, the completion of the independent valuation in the allocation of purchase price from water source or tradename to goodwill does not impact operating income (loss). Additionally, the Company has assigned a value of $0.4 million to a customer list which will be amortized over a five year period.

Assuming the above acquisition had hypothetically occurred on the first day of fiscal 2004 (September 27, 2003) unaudited pro forma consolidated sales, income from continuing operations, net (loss) income available to common shareholders and the related per share amounts would have been as follows:

                                      For the three months      For the six months
                                        ended March 2004         ended March 2004
                                      --------------------     --------------------

Sales                                  $    193,993,109          $    387,490,264
(Loss) income from continuing
   operations                                   (33,047)                1,440,122
Net (loss) income available to
   common shareholders                       (2,624,802)               (2,199,836)
Loss per share:
   Basic                               $          (4.97)         $          (4.16)
   Diluted                             $          (4.97)         $          (4.16)






Nesco Hawaii
------------
On July 1, 2004, the Company's water bottling subsidiary in Hawaii entered into an agreement to acquire certain water bottling assets and liabilities from a water bottling company on the island of Oahu in Hawaii ("Nesco Hawaii") for $0.5 million in cash, and $0.7 million in notes and the assumption of $0.1 million of liabilities. The acquisition has been recorded on the Company's books using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price is as follows:

                 At July 1, 2004
              (Dollars in millions)
     ----------------------------------------
     Current assets                    $  0.1
     Fixed assets                         0.5
     Intangible assets                    0.7
                                       ------
          Total assets acquired           1.3
                                       ------
     Current liabilities                  0.1
                                       ------
          Total liabilities assumed       0.1
                                       ------
          Net assets acquired          $  1.2
                                       ======

The portion of the purchase price in excess of the estimated fair value of the net assets acquired to be allocated to identifiable intangible assets is approximately $0.7 million. The identifiable intangible assets consist of tradenames and a customer list. The tradenames of $0.1 million have indefinite lives and therefore are not amortized. The customer list of $0.2 million is amortized over a five year period. The remaining portion of the excess purchase price allocated to goodwill was $0.4 million. Proforma information is not presented due to the insignificance of the acquisition.

DISPOSITIONS

The Beverage Group, Inc.
------------------------
Effective March 31, 2005, the Company's subsidiary, The Beverage Group, Inc. ("TBG") which represented the beverage marketing and distribution component of the beverage segment, ceased on-going operations due to recurring losses since its December 2002 inception. All TBG employees were terminated effective March 31, 2005 and the Company outsourced various responsibilities in order to maximize the value of the assets by collecting receivables and evaluating its payables. In addition, management is working to sell the remaining TBG inventory to unrelated beverage companies, distributors or liquidators. Our water bottling manufacturing subsidiaries in Hawaii (HNWC) and Idaho (TSI), which are also part of the beverage segment, remain unaffected.

In March 2005, a charge included in loss from discontinued operations totaling $0.8 million was incurred to adjust the allowance for bad debts and inventory reserve to their net realizable values and to write off fixed assets. In addition, in accordance with SFAS No. 146 "Accounting for Costs


                                    11
Associated with Exit or Disposal Activities" management has accrued one-time termination benefits and rent and related expenses associated with the remaining lease commitment on the office lease totaling less than $0.1 million. This lease will provide no future economic benefit to the Company. The Company is actively seeking tenants to assume the office lease for the remainder of the lease term which ends August 31, 2006. Any differences between these expense estimates and their actual settlement will be recorded when incurred and will change the loss accordingly.

This transaction has been reflected as discontinued operations in the condensed consolidated unaudited financial statements in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" because it represents a component of an entity in which the operations and cash flows have (or will be) eliminated from the ongoing operations and the Company will not have any significant continuing involvement in the operations of TBG.

Sales from the discontinued operations, which have been excluded from income
(loss) from continuing operations in the accompanying condensed consolidated unaudited statements of operations for the three and six month periods ended March 31, 2005 and 2004, are presented below. The effects of the discontinued operations on net (loss) income available to common shareholders and per share data are reflected within the accompanying condensed consolidated unaudited statements of operations.

                             Three months ended               Six months ended
                                   March 31,                      March 31,
                          --------------------------     ---------------------------
                              2005          2004            2005            2004
                          -----------   ------------     ------------   ------------
Sales                     $   441,145   $    445,609    $  1,232,983    $    911,021


The carrying amount of the major classes of assets and liabilities that are included in the disposal group are as follows (in millions):

                                                            March                September
                                                             2005                  2004
                                                          ----------            ----------
Accounts receivable                                       $      0.2            $      0.5
Inventories                                                      0.6                   1.4
                                                          ----------            ----------
Total current assets of discontinued operations           $      0.8            $      1.9
                                                          ==========            ==========

Fixed assets                                              $        -            $      0.1
                                                          ==========            ==========

Accounts payable                                          $      0.4            $      0.6
Accrued expenses                                                 0.7                   0.7
Current portion of long-term debt                                  -                   0.9
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      1.1            $      2.2
                                                          ==========            ==========

                                     12
3.  CONVERTIBLE PREFERRED STOCK

In October 2004, the Company issued $2.0 million of Series B Convertible Preferred Stock ("Series B Preferred") representing 80,000 shares at a purchase price of $25.00 per share (the "Liquidation Preference"). The Series B Preferred is convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of Preferred Shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion price is initially $24.65 per share, but is subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends on the Series B Preferred are payable at a rate of 6.37% per annum and are payable in arrears, when, as and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year. In the event of a liquidation of the Company, the holders of the Series B Preferred Stock are entitled to receive the Liquidation Preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The Series B Preferred also contains redemption features in certain circumstances such as a change of control, minimum thresholds of ownership by the Chairman and his family in AMCON, or bankruptcy. Finally, the Series B Preferred are optionally redeemable by the Company beginning October 8, 2006 at a redemption price equal to 112% of the Liquidation Preference. The redemption price decreases 1% annually thereafter until October 8, 2018, after which date it remains the Liquidation Preference.

In addition, the Company has Series A Convertible Preferred Stock ("Series A Preferred") outstanding as of March 2005 that was issued during fiscal 2004. The Series A Preferred generated gross proceeds of $2.5 million and consisted of 100,000 Series A shares. All terms of the Series A Preferred are the same as Series B Preferred except for the dividend rate which is 6.785% for Series A, the conversion price which is $30.31 per share for Series A and the Series A is optionally redeemable by the Company beginning June 17, 2006.

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. As shown in the table under the caption "Ownership of Our Common Stock By Our Directors And Executive Officers And Other Principal Stockholder," in our proxy statement, our executive officers and directors as a group own approximately 64% of the outstanding common stock. Mr. William Wright, who has been AMCON's Chairman of the Board and Chief Executive Officer from the time AMCON was originally founded, beneficially owns 31% of the outstanding common stock without giving effect to shares owned by his adult children. There is an identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Series A Preferred Stock is owned by Mr. Wright and a private equity firm of which Mr. Petersen, one of our long-standing directors, is a large owner. In addition, the Series B Preferred Stock is owned by an institutional investor which has elected its representative to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series A and Series B Preferred Stock is thus in friendly hands with no expectation that there would be any effort by the holders of such preferred stock to seek optional redemption without the Board being supportive of the events that may trigger that right. In view of the foregoing, the Company believes that it is not probable under Rule 5-02.28 of Regulation S-X that either Series A or

Series B Preferred Stock will become redeemable in the future as a result of redemption features described above.

As discussed in Note 9, these financial instruments have been reclassified as mezzanine financing between long-term debt and shareholders' equity in the balance sheets.

4.  INVENTORIES

Inventories consisted of the following at March 2005 and September 2004:

                                 March         September
                                  2005            2004
                              ------------    ------------
      Finished goods          $ 34,300,761    $ 38,194,478
      Raw materials              1,207,209         926,237
      LIFO reserve              (5,203,797)     (4,032,147)
                              ------------    ------------
                              $ 30,304,173    $ 35,088,568
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution operation's inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market and consists of the cost of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (LIFO) or market and consists of the costs of finished goods. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods. The beverage operation's finished goods inventory includes raw materials, related plant labor and manufacturing overhead costs to convert raw materials to finished goods. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. The LIFO reserve at March 2005 and September 2004 represents the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. An allowance for obsolete inventory is maintained in the retail health food and beverage segments to reflect the expected unsaleable or non-refundable inventory based on evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment was as follows:

                                                           March        September
                                                            2005           2004
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    2,155,465       2,155,465
Beverage                                                    824,261         358,345
                                                       ------------    ------------
                                                       $  6,915,657    $  6,449,741
                                                       ============    ============

Other intangible assets at March 2005 and September 2004 consisted of the following:

                                                            March       September
                                                            2005           2004
                                                       ------------    ------------
Trademarks and tradenames                              $  8,362,535    $  9,680,521
Water source                                              3,650,000       2,807,000
Covenants not to compete (less accumulated
  amortization of $902,142 and $843,528)                     18,084          76,698
Favorable leases (less accumulated
  amortization of $359,869 and $340,003)                    126,131         145,997
Customer lists (less accumulated
  amortization of ($105,859 and $26,285)                    481,421         560,995
                                                       ------------    ------------
                                                       $ 12,638,171    $ 13,271,211
                                                       ============    ============

Trademarks, tradenames and the water source are considered to have indefinite useful lives, therefore, no amortization is taken on these assets. Impairment of the reporting units carrying these assets is evaluated annually in the Company's fourth fiscal quarter in order to coincide with its budgeting process, unless circumstances dictate earlier evaluation is necessary.
Should forecasted financial results not be achieved, impairment of these assets may be required. As described in Note 2, the Company received the final independent third party valuation on TSI's identifiable intangible assets and has adjusted the allocation of the purchase price accordingly.

Amortization expense for the intangible assets that are considered to have finite lives was $97,118 and $44,241 and $158,054 and $90,158 for the three and six months ended March 2005 and 2004, respectively.

Amortization expense related to the amortizing intangible assets held at March 2005 for each of the five years subsequent to September 2004 is estimated to be as follows:


                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2005/1/     2006        2007       2008       2009
                               ---------   ---------   --------   --------   --------
Covenants not to compete       $  18,000   $       -   $      -   $      -   $      -
Favorable leases                  20,000      40,000     40,000     26,000          -
Customer lists                    55,000     117,000    117,000    117,000     92,000
                               ---------   ---------   --------   --------   --------
                               $  93,000   $ 157,000   $157,000   $143,000   $ 92,000
                               =========   =========   ========   ========   ========

/1/ Fiscal 2005 amortization represents amortization of amortizable intangible assets for the remaining six months of Fiscal 2005.

6.  EARNINGS (LOSS) PER SHARE

Basic (loss) earnings per share available to common shareholders is calculated by dividing (loss) income available to common shareholders by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing (loss) income available to common shareholders by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.
Stock options and potential common stock outstanding at March 2005 and 2004 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 194,195 with an average exercise price of $29.32 for the three and six months ended March 2005 and 31,440 with an average exercise price of $39.75 for the three and six months ended March 2004.

                                              For the three-month period ended March
                                      -------------------------------------------------------
                                                 2005                         2004
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         528,192       528,192

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock /1/        -             -               -             -

                                      -----------   -----------     -----------   -----------
4.  Weighted average number of
     shares outstanding                   527,062       527,062         528,192       528,192
                                      ===========   ===========     ===========   ===========

5.  (Loss) income from continuing
     operations available to common
     shareholders                     $  (998,055)  $  (998,055)    $  (125,448)  $  (125,448)
                                      ===========   ===========     ===========   ===========

6.  Loss from discontinued operations $  (889,619)  $  (889,619)    $  (976,301)  $  (976,301)
                                      ===========   ===========     ===========   ===========

7. (Loss) income available to
     common shareholders              $(1,887,674)  $(1,887,674)    $(1,101,749)  $(1,101,749)
                                      ===========   ===========     ===========   ===========
8. (Loss) earnings per share available
     to common shareholders from
     continuing operations            $     (1.89)  $     (1.89)    $     (0.24)  $     (0.24)
                                      ===========   ===========     ===========   ===========
9. (Loss) earnings per share available
    to common shareholders from
    discontinued operations           $     (1.69)  $     (1.69)    $     (1.85)  $     (1.85)
                                      ===========   ===========     ===========   ===========
10.(Loss) per share available to
     common shareholders              $     (3.58)  $     (3.58)    $     (2.09)  $     (2.09)
                                      ===========   ===========     ===========   ===========

                                                 For the six-month period ended March
                                      -------------------------------------------------------
                                                 2005                         2004
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         528,179       528,179

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options and
     warrants exercised and proceeds
     used to purchase treasury stock /1/        -             -               -             -
                                      -----------   -----------     -----------   -----------

4.  Weighted average number of
     shares outstanding                   527,062       527,062         528,179       528,179
                                      ===========   ===========     ===========   ===========

5.  (Loss) income from continuing
     operations available to common
     shareholders                     $  (603,991)  $  (603,991)    $ 1,164,239   $ 1,164,239
                                      ===========   ===========     ===========   ===========

6.  Loss from discontinued operations $(1,369,282)  $(1,369,282)    $(1,751,744)  $(1,751,744)
                                      ===========   ===========     ===========   ===========

7. (Loss) income available to
     common shareholders              $(1,973,273)  $(1,973,273)    $  (587,505)  $  (587,505)
                                      ===========   ===========     ===========   ===========

8. (Loss) earnings per share available
     to common shareholders from
     continuing operations            $     (1.14)  $     (1.14)    $      2.20   $      2.20
                                      ===========   ===========     ===========   ===========

9. (Loss) earnings per share available
     to common shareholders from
     discontinued operations          $     (2.60)  $     (2.60)    $     (3.31)  $     (3.31)
                                      ===========   ===========     ===========   ===========

10.(Loss) per share available to
     common shareholders              $     (3.74)  $     (3.74)    $     (1.11)  $     (1.11)
                                      ===========   ===========     ===========   ===========

     /1/ Weighted average of net additional shares not included as such shares are anti-dilutive due to the net losses incurred during the periods.


7.  COMPREHENSIVE INCOME (LOSS)

The following is a reconciliation of (loss) income available to common shareholders per the accompanying condensed consolidated unaudited statements of operations to comprehensive income for the periods indicated:

                                          For the three months         For the six months
                                             ended March                  ended March
                                       -------------------------    -------------------------
                                          2005          2004           2005          2004
                                       -----------   -----------    -----------   -----------
(Loss) income available to common
 shareholders                          $(1,887,674)  $(1,101,749)   $(1,973,273)  $  (587,505)

Other comprehensive income (loss):
 Unrealized holding gains (loss) from
  investments arising during the
  period, net of income tax expense
  (benefit) of $0 and $(2,000)
  for the three months ended March
  2005 and 2004 and $0 and
  $3,000 for the six months ended
  March 2005 and 2004, respectively              -        (3,255)             -         4,216

 Reclassification adjustments for
   gains included in net income in
   prior periods, net of income tax
   expense of $0 for the three months
   ended March 2005 and 2004 and $0
   and $145,000 for the six months ended
   March 2005 and 2004, respectively             -             -              -      (236,741)

 Interest rate swap valuation
   adjustment, net of income tax
   benefit of $19,000 and $33,000
   for the three ended March 2005 and
   2004 and $44,000 and $1,000 for
   six months ended March 31, 2005
   and 2004, respectively                   31,243       (53,233)         71,666       (2,531)
                                       -----------   -----------     -----------   ----------
Comprehensive loss                     $(1,856,431)  $(1,158,237)    $(1,901,607)  $ (822,561)
                                       ===========   ===========     ===========   ==========

The accumulated balances for each classification of accumulated comprehensive income (loss) is as follows:

                                 Unrealized       Interest       Accumulated
                                  gains on        rate swap       Other
                                 securities        mark-to      Comprehensive
                                                   -market         Income
                                 -------------------------------------------
Balance, September 24, 2004      $   2,638        $  57,262       $   59,900
Current period change                    -           71,666           71,666
                                 ---------        ---------       ----------
Balance, March 31, 2005          $   2,638        $ 128,928       $  131,566
                                 =========        =========       ==========


8.  DEBT

CREDIT AGREEMENT
----------------
In October 2004, the Company refinanced its existing credit agreement. The amended credit agreement (the "New Facility") provides for a $55.0 million credit limit consisting of a $53.8 million revolving credit line and a $1.2

                                    18
million term note ("Term Note A"). As payments are made on Term Note A, the revolving credit limit increases accordingly to a maximum of $55.0 million. At March 31, 2005, the credit limit on the New Facility was $53.9 million.
In addition, the New Facility provided for a separate term loan in the amount of $5.0 million ("Term Note B").

Prior to May 23, 2005, the New Facility required that the Company maintain a mandatory lock-box arrangement whereby remittances from the Company's customers reduced the borrowings outstanding under the facility. The credit agreement also contains a "material adverse change" clause that allowed for the bank, in its sole judgment, to constitute an event of default should there be a "material adverse change" that causes a "material adverse effect" to any of the Company's collateral, business, property, assets, prospects, operations or condition, financial or otherwise.

The Company's credit agreement does not expire or have a maturity date within one year, but rather has a final expiration date in April 2007. However, EITF 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," requires borrowings under credit agreements with those two provisions to be classified as current liabilities.

As a result, as discussed in Note 9, the Company has restated the September 2004 and December 2004 balance sheets to reclassify the borrowings under the credit agreement, which were previously reported as a non-current liability, as a current liability. On May 23, 2005, the Company completed an amendment to the New Facility to provide for a "springing" lock-box arrangement. Under this arrangement, the Company now maintains a lock-box from which it may apply cash receipts to any corporate purpose so long as it is not in default under its credit agreement. The bank maintains a security interest in the Company's lock-box and, upon the occurrence of the foregoing triggering events, may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and apply the funds against the revolving loan balance. Effective with the amendment, the Company has classified the outstanding borrowings under the credit facility as long-term liabilities as of March 31, 2005, except for the balance expected to be paid down in the next twelve months.

The New Facility with LaSalle Bank extends the credit agreement through April 2007 and retains many of the previous facility's terms including lending limits subject to accounts receivable and inventory limitations, an unused commitment fee and financial covenants. The significant changes under the New Facility are as follows:

   - Inclusion of the subsidiaries, except TSI, as borrowers. In April 2005, the New Facility was amended to include TSI as a borrower.

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

   - Inclusion of a fixed charge coverage ratio of 0.8 to 1.0 through June 2005 and 1.0 to 1.0 thereafter, in lieu of a debt service coverage ratio. In Q2 2005, the fixed charge coverage ratio was decreased to 0.7 to 1.0 effective December 2004.

   - Amendment of the definition of minimum tangible net worth and reduction of the minimum tangible net worth requirement to $3.0 million through June 2005. In Q2 2005, the minimum tangible net worth requirement was decreased to $1.5 million through September 2005 and $2.5 million thereafter, effective December 2004.

   - Inclusion of a prepayment penalty of $0.6 million and $0.3 million should the loans be paid off prior to September 30, 2005 and September 30, 2006, respectively.

The Company's New Facility, including Term Note A, maintains the maximum borrowing limit at $55.0 million, subject to eligible accounts receivable and inventory requirements. As of March 2005, the outstanding balance on the New Facility was $51.0 million, including Term Note A. The New Facility bears interest at the bank's base rate, which was 5.75% at March 2005. The Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and the average monthly borrowing for the month. The New Facility is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable, except those held by TSI.

The outstanding balance on Term Note B was $5.0 million at March 2005. It bears interest at the bank's base rate, plus 2.0%, which was 7.75% at March 2005 and is payable in equal monthly installments of $0.3 million beginning May 1, 2005.

The Company's Chairman has personally guaranteed repayment of up to $10.0 million of the combined amount of the New Facility and the term loans. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal then outstanding in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

At March 31, 2005, the Company had minimum tangible net worth, as defined by the New Facility of $1.7 million and was in compliance with the minimum tangible net worth covenant, as amended, and expects to be in compliance for the remainder of fiscal 2005. However, the Company's minimum fixed charge ratio of 0.61 at March 31, 2005 was not in compliance with the minimum fixed charge coverage ratio of 0.7, as amended. As set forth in the loan agreement, the failure to comply with the minimum fixed charge coverage ratio shall not constitute an Event of Default so long as AMCON has sufficient aggregate availability on the revolving credit facility to institute a reserve in an amount equal to the difference between AMCON's calculated fixed charge coverage ratio and the minimum fixed charge coverage ratio. At March 31, 2005, the amount necessary to attain compliance with the fixed charge coverage ratio was approximately $0.4 million. Availability under the revolver will be reduced by this amount until such time as the Company reports a fixed charge ratio of 0.7 or greater, which management expects to occur in Q3 2005.

TSI FINANCING
-------------
In December 2004, a director of the Company extended a revolving credit facility to TSI in a principal amount of up to $1.0 million at an interest rate of 8.0% per annum with an initial advance of $0.5 million during Q1 2005. To induce the director to extend this loan to TSI, the Company agreed to allow the director to receive a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property. The revolving credit line matures on December 14, 2005 at which time principal and accrued interest will be due.

Additionally, on March 30, 2005, an affiliated Company that is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder of the Company extended $0.5 million to TSI under a promissory note due on or before June 15, 2005. The note bears interest at 7% per annum. The promissory note was intended to serve as an interim loan until negotiations with the bank were completed so that TSI would be included as a borrower on the New Facility which occurred in April 2005.

CONSTRUCTION FINANCING
----------------------
In December 2004, the Company purchased a building in order to relocate its distribution facility in Rapid City, South Dakota and began construction of an addition to the building. The lease on the existing Rapid City facility was extended through April 2005 to coincide with the completion of construction. The Company expects capital expenditures relating to the building, construction of the addition and related equipment purchases to be approximately $1.8 million.

At March 2005, the Company had borrowed $1.0 million from a bank to finance the purchase of the building and the construction of the addition to the building. The terms of repayment are interest only through July 31, 2005 and then payable in 54 equal monthly installments of principal of $4,100 based on a twenty year amortization schedule plus interest with the entire remaining principal due and payable on December 31, 2009. The interest rate is 6.33%.

The Company also arranged the financing with the same bank of certain equipment expenditures totaling $0.5 million, of which the Company had borrowed $0.3 million at March 2005. The additional $0.2 million of funds are expected to be borrowed in the third quarter of fiscal 2005 as the Company completes the equipment expenditures and begins operating out of the new distribution center. Payments are due in 60 equal monthly installments of principal of $8,000, plus interest beginning April 1, 2005. The interest rate is 6.33%.

INTEREST RATE SWAPS
-------------------
The Company hedges its variable rate risk on $15.0 million of its borrowings under the New Facility by utilizing interest rate swap agreements. The variable interest payable on this amount is subject to interest rate swap agreements which have the effect of converting this amount to fixed rates ranging between 4.38% and 4.87%.

9.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of its Form 10-K for the year ended September 24, 2004, management and the Company's Audit Committee determined that the Company would restate its balance sheets as of September 24, 2004 and as of December 31, 2004 to reflect (i) a correction in the classification of Series A (issued in June 2004) and Series B (issued in October 2004) Preferred Stock from permanent equity to mezzanine financing, and (ii) a correction in the classification of its revolving credit facility from long-term to short-term debt. The balance sheets as of September 24, 2004 and December 31, 2004 will be restated on Forms 10-K/A and 10-Q/A, respectively, and will be filed with the Securities and Exchange Commission as soon as practicable.

Under Emerging Issue Task Force ("EITF") D-98 the possibility of a redemption
of securities that is not solely within the control of the issuer   without
regard to probability   requires the security to be classified outside of
permanent equity. The Certificates of Designation creating the Series A and Series B Preferred Stock each contain provisions that give the holders the optional right to redeem such stock if either there is a change of control (as defined in the Certificates of Designation) or the Wright Family (as defined in the Certificates of Designation to include William F. Wright, the Company's Chief Executive Officer, Chairman of the Board and largest stockholder) beneficially owns less than 20% of the outstanding shares of common stock. The Company believes it is unlikely that either of those events will occur without support of the Board of Directors since the two owners of the Series A Preferred Stock and the sole owner of the Series B Preferred Stock each have a representative on the Board of Directors, the interests of the Company and those representatives are aligned, and the aggregate ownership of all of the Board members is in excess of two-thirds of the outstanding shares of common stock. However, there can be no assurance that this will not occur.

Under EITF 95-22, borrowings under an agreement that includes both a subjective acceleration clause and a lock-box arrangement are required to be classified as short-term indebtedness. Because the Company's agreement contains both of these features, the borrowings have been classified as short-term for September 2004 and December 2004. However, the lending banks and the Company amended the revolving loan agreement after the Company's second fiscal quarter of 2005 but prior to the filing of this report on Form 10-Q to replace the lockbox provision with a springing lockbox arrangement that would require the Company's cash to be placed in a lockbox account that would be used to automatically pay down the revolving indebtedness subsequent to an event of default. The EITF, nevertheless, requires the change in classification of the revolving credit facility to be considered short-term debt for reports filed prior to such amendment to the revolving loan agreement.

These restatements do not impact amounts already reported as sales, including
(loss) from continuing operations or the respective net income (loss) available to common shareholders or earnings (loss) per share nor will they result in a default under any provisions in the credit agreement.

A summary of the significant effects of the restatement is as follows:

                                                                                 September 2004
                                                                       ---------------------------------
                                                                       As previously             As
                                                                        reported (1)          restated
                                                                       --------------      -------------
Current liabilities                                                    $   42,964,022      $  82,773,836
Long-term debt, less current portion                                       50,059,968         10,250,154
Series A cumulative, convertible preferred stock, $.01 par value
   1,000,000 authorized and 100,000 issued, liquidation preference
   $25.00 per share                                                                 -          2,438,355
Shareholders' equity                                                       15,205,152         12,766,797

/1/ As previously reported in the Company's Form 10-K for the annual period ended September 24, 2004 filed on January 7, 2005 and giving effect to the discontinued operations of The Beverage Group, Inc. discussed in Note 2.

10. BUSINESS SEGMENTS

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling and distribution of bottled water and other beverage products. As discussed in Note 2, TBG, a business component of the beverage segment was closed on March 31, 2005. The segments are evaluated on revenue, gross margins, operating income (loss) and income (loss) before taxes.

                                Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------    ----------    -------------
QUARTER ENDED MARCH 2005:
External revenue:
 Cigarettes                    $ 139,373,746    $         -    $         -    $        -    $ 139,373,746
 Confectionery                    12,860,855              -              -             -       12,860,855
 Health food                               -      8,815,057              -             -        8,815,057
 Tobacco, beverage & other        30,655,044              -      2,374,693       (31,541)      32,998,196
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         182,889,645      8,815,057      2,374,693       (31,541)     194,047,854
Depreciation /1/                     297,448        192,718        100,118             -          590,284
Amortization                          21,657         17,583         57,878             -           97,118
Operating income (loss)              254,831        285,769     (1,090,332)          996         (548,736)
Interest expense                     237,335        374,101        286,106             -          897,542
(Loss) income from continuing
 operations before taxes             (35,487)       (78,886)    (1,376,439)          996       (1,489,816)
Total assets                      72,111,810     16,404,341     18,626,805     2,198,326      109,341,282
Capital expenditures, net            598,474          7,471        187,261             -          793,206

QUARTER ENDED MARCH 2004:
External revenue:
 Cigarettes                    $ 141,409,400    $         -    $         -    $        -    $ 141,409,400
 Confectionery                    12,529,455              -              -             -       12,529,455
 Health food                               -      8,654,830              -             -        8,654,830
 Tobacco, beverage & other        30,072,013              -        398,069       (92,081)      30,378,001
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         184,010,868      8,654,830        398,069       (92,081)     192,971,686

Depreciation /1/                     299,410        192,900         45,475             -          537,785
Amortization                          21,657         22,584              -             -           44,241
Operating income (loss)              503,583        222,376       (172,090)      (33,954)         519,915
Interest expense                     332,733        283,643        127,636             -          744,012
(Loss) income from continuing
 operations before taxes             179,183        (52,952)      (299,725)      (33,954)        (207,448)
Total assets                      63,938,403     16,903,524      8,783,572     4,406,729       94,032,228
Capital expenditures, net            147,966        133,144        219,608        31,278          531,996

                                     23


SIX MONTHS ENDED MARCH 2005:
External revenue:
 Cigarettes                    $ 294,934,884    $         -    $         -    $        -    $ 294,934,884
 Confectionery                    26,899,200              -              -             -       26,899,200
 Health food                               -     17,389,188              -             -       17,389,188
 Tobacco, beverage & other        64,895,369              -      4,388,488       (72,648)      69,211,209
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         386,729,453     17,389,188      4,388,488       (72,648)     408,434,481
Depreciation /1/                     588,746        387,249        270,582             -        1,246,577
Amortization                          43,314         35,166         79,574             -          158,054
Operating income (loss)            2,494,650        423,766     (2,044,253)       17,358          891,521
Interest expense                     498,596        775,602        529,545             -        1,803,743
(Loss) income from continuing
 operations before taxes           1,988,820       (328,751)    (2,573,798)       17,358         (896,371)
Total assets                      72,111,810     16,404,341     18,626,805     2,198,326      109,341,282
Capital expenditures, net          1,979,336         14,127        275,552        21,568        2,290,583

SIX MONTHS ENDED MARCH 2004:
External revenue:
 Cigarettes                    $ 282,644,067    $         -    $         -    $        -    $ 282,644,067
 Confectionery                    24,915,812              -              -             -       24,915,812
 Health food                               -     16,823,830              -             -       16,823,830
 Tobacco, beverage & other        60,172,836              -      1,125,117      (138,268)      61,159,685
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         367,732,715     16,823,830      1,125,117      (138,268)     385,543,394

Depreciation /1/                     594,876        388,636         88,950             -        1,072,462
Amortization                          43,314         46,844              -             -           90,158
Operating income (loss)            2,583,304        500,250       (170,745)      (73,660)       2,839,149
Interest expense                     627,482        582,324        249,832             -        1,459,638
(Loss) income from continuing
 operations before taxes           2,386,318        (65,843)      (420,576)      (73,660)       1,826,239
Total assets                      63,938,403     16,903,524      8,783,572     4,406,729       94,032,228
Capital expenditures, net            242,060        243,712        435,336        33,011          954,119

/1/ Includes depreciation reported in cost of sales for the beverage segment.

/2/ Includes charges to operations incurred by discontinued operations and intercompany eliminations.

11.  CONTINGENCIES

The Company is exposed to contingencies that occur in the normal course of business. The significant contingencies as summarized below.

TSI ACQUISITION
---------------
AMCON announced in May 2004 that it was filing suit against Trinity Springs, Ltd. in order to obtain an order from the United States District Court for the District of Idaho declaring that a majority of the votes entitled to be cast by the shareholders of Trinity Springs, Ltd. were cast in favor of the sale of substantially all of its assets to AMCON's subsidiary, TSL Acquisition Corp. and thereby satisfied the shareholder approval condition of the asset purchase transaction. Subsequent to AMCON's filing of its lawsuit, the Inspectors of Election and the Board of Directors of Trinity Springs, Ltd. certified the shareholder voting results in favor of the asset purchase transaction.

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


                                     24

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

PACIFIC VENTURES HAWAII
-----------------------

On or about April 15, 2005, plaintiff Pacific Ventures Hawaii served a Complaint on The Beverage Group, Inc. ("TBG"), naming TBG and certain other unaffiliated parties as defendants. The dispute centers around a series of contracts entered into by the various parties to import, broker, market and distribute the Hype Classic Energy Drink line of products. TBG was to act as the master distributor for the product. The Complaint alleges five causes of action against the defendants: breach of contract; common counts; intentional interference with contract; intentional interference with prospective economic advantage; and negligent interference with business relationships. The plaintiff does not specifically allege how TBG breached the contracts or how it acted wrongfully. The Complaint seeks compensatory damages "in excess of $500,000 and according to proof"; punitive damages in an unspecified amount; attorney's fees, witness fees and costs incurred; and all other relief the Court deems just and proper.

On May 6, 2005 outside counsel for TBG faxed a letter to plaintiff's counsel demanding that the case be dismissed with prejudice because TBG believes: it did not breach any of its obligations under those contracts to which it is a party; the plaintiff has stated in writing that TBG does not have any liability; and the applicable contract has provisions mandating submission of any disputes to arbitration by the American Arbitration Association in New York. If the plaintiff does not voluntarily dismiss before May 16, 2005, TBG will file an answer or motion to dismiss and vigorously defend the action.
At this point it is too early to determine the likely outcome of the action.

TELEVISION EVENTS & MARKETING, INC. VS. AMCON DISTRIBUTING CO., ET AL.,
------------------------------

An action entitled Television Events & Marketing, Inc. vs. AMCON Distributing Co., et al., Civil No. CV 05-00259 ACK BMK, was filed in the First Circuit Court of the State of Hawaii in Honolulu, Hawaii on March 8, 2005 and then removed on April 12, 2005 to the United States District Court for the

                                     25

District of Hawaii. This action concerns the alleged breach of two trademark licensing agreements involving Television Events & Marketing, Inc. The complaint seeks (i) an unstated amount of damages for an alleged breach of those agreements; (ii) an unstated amount of damages for alleged fraudulent transfer of assets to Trinity Springs, Inc., a subsidiary of the Company;
(iii) interest and reasonable attorney's fees and costs; and (iv) such other relief as the court deems just and proper. On May 4, 2005, the Company, together with its named subsidiaries, moved to dismiss the complaint or for summary judgment on the complaint. On April 28, 2005, the Company offered to settle this matter with the plaintiff for $100,000. The plaintiff rejected that written settlement offer. The plaintiff's attorney asserts that the amount of the plaintiff's damages for the alleged breach of the two agreements exceeds $400,000.

IN GENERAL
----------

The Company is also party to other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations or liquidity after giving consideration to amounts already recorded in the Company's financial statements.

12.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005 (fiscal 2006 for AMCON). Management does not believe there will be a significant impact on the Company's results of operations or financial condition as a result of adopting this Statement.

In December 2004, the FASB issued Statement No. 123R (revised 2004), "Share-Based Payment." SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, the adoption of SFAS No. 123R will have some impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. SFAS No. 123R is effective for the Company's fiscal 2006. Management is currently assessing the impact that this standard will have on the Company's result of operations and cash flows.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on


                                     26
the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal 2006 for the Company). Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management is currently assessing the impact that this standard will have on the Company.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth below and have not changed during Fiscal 2005.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

NATURE OF ESTIMATES REQUIRED. The allowance for doubtful accounts represents our estimate of uncollectible accounts receivable at the balance sheet date. We monitor our credit exposure on a weekly basis and assess the adequacy of our allowance for doubtful accounts on a quarterly basis. Because credit losses can vary significantly over time, estimating the required allowance requires a number of assumptions that are uncertain.

ASSUMPTIONS AND APPROACH USED. We estimate our required allowance for doubtful accounts using the following key assumptions.

    - Historical collections - Represented as the amount of historical uncollectible accounts as a percent of total accounts receivable.

    - Specific credit exposure on certain accounts - Identified based on management's review of the accounts receivable portfolio and taking into account the financial wherewithal of particular customers that management deems to have a higher risk of collection. For example, a customer in bankruptcy would indicate that an amount could be uncollectible.

SENSITIVITY ANALYSIS. We believe that our current level of allowance for doubtful accounts is adequate at the balance sheet date and that our credit exposure it very low compared with the high volume of sales and the nature of our industry in which collections are made relatively quickly. However, for every 1% percent of receivables deemed to require an additional reserve at March 2005, the impact on the statement of operations would be to increase selling, general and administrative expenses by approximately $0.3 million.

INVENTORIES.

NATURE OF ESTIMATES REQUIRED. In our businesses, we carry large quantities and dollar amounts of inventory. Inventories consist primarily of finished products purchased in bulk quantities to be sold to our customers. Given the large quantities and broad range of products that we carry to better serve our customers, there is a risk of impairment in inventory that is unsaleable or unrefundable, slow moving, obsolete or is discontinued. The use of estimates is required in determining the salvage value of this inventory.

ASSUMPTIONS AND APPROACH USED. We estimate our inventory obsolescence reserve at each balance sheet date based on the following criteria:

      -Slow moving products - Items identified as slow moving are evaluated on a case-by-case basis for impairment.

      -Obsolete/discontinued inventory - Products identified that are near or beyond their expiration dates. In addition, we may discontinue carrying certain product lines for our customers. As a result, we estimate the market value of this inventory as if it were to be liquidated.

      -Estimated salvage value/sales price - The salvage value of the inventory is estimated using management's evaluation of the congestion in the distribution channels and experience with brokers and inventory liquidators to determine the salvage value of the inventory.

SENSITIVITY ANALYSIS. We believe that our current level of reserve for inventory obsolescence is adequate at the balance sheet date. However, if there was a decrease in the estimated net realizable value of the inventory identified as obsolete/discontinued inventory (change in estimated selling price) of 5% the reserve and costs of goods sold, respectively, would increase by less than $0.1 million.

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS.

Long-lived assets consist primarily of fixed assets and intangible assets that were acquired in business combinations. Fixed assets and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Goodwill is not amortized. Impairment of reporting units, which is measured in the Company's fourth fiscal quarter in order to coincide with its budgeting process, is evaluated annually with the assistance of an independent third party. The reporting units are valued using after-tax cash flows from operations (less capital expenditures) discounted to present value.

NATURE OF ESTIMATES REQUIRED. Management has to estimate the useful lives of the Company's long lived assets. In regards to the impairment analysis, the most significant assumptions include management's estimate of the annual growth rate used to project future sales and expenses used by the independent third party.

ASSUMPTIONS AND APPROACH USED. For fixed assets, depreciable lives are based on our accounting policy which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of amortizable intangible assets, such as customer lists, we rely on our historical experience to estimate the useful life of the applicable asset and consider industry norms as a benchmark. In evaluating potential impairment of long-lived assets we primarily use an income based approach (discounted cash flow method) and guideline public and private company method. A discounted cash flow methodology requires estimation in (i) forecasting future earnings (ii) determining the discount rate applicable to the earnings stream being discounted, and (iii) computing a terminal value at some point in the future. The forecast of future earnings is an estimate of future financial performance based on current year results and management's evaluation of the market potential for growth. The discount rate is a weighted average cost of capital using a targeted debt-to-equity ratio using the industry average under the assumption that it represents our optimal capital structure and can be achieved in a reasonable time period. The terminal value is determined using a commonly accepted growth model.

SENSITIVITY ANALYSIS. We believe that the estimated useful lives of our fixed assets and amortizable intangibles are appropriate. If we shortened the estimated useful lives of our fixed assets by one year, the impact on the statement of operations for the current period would be to increase depreciation expense by approximately $550,000. A decrease in the estimate of future sales or increase of estimated expenses for reporting units evaluated for impairment could result in additional impairment of intangibles being recorded up to the amount of the carrying amount of the intangible assets which was approximately $19.6 million as of March 31, 2005.

INSURANCE.

The Company's insurance for worker's compensation, general liability and employee-related health care benefits are provided through high-deductible or self-insured programs. As a result, the Company accrues for its worker's compensation liability based upon claim reserves established with the assistance of a third-party administrator which are then trended and developed with the assistance of our insurance agent. The reserves are evaluated at the end of each reporting period. Due to the uncertainty involved with the realization of claims incurred but unreported, management is required to make estimates of these claims.

ASSUMPTIONS AND APPROACH USED. In order to estimate our reserve for incurred but unreported claims we consider the following key factors:

Employee Health Insurance Claims

     - Historical claims experience - We review loss runs for each month to calculate the average monthly claims experience.

     - Lag period for reporting claims - Based on analysis and consultation with our third party administrator, our experience is such that we have a one month lag period in which claims are reported.

Workers Compensation Insurance Claims

     - Historical claims experience - We review prior year's loss runs to estimate the average annual expected claims and review monthly loss runs to compare our estimates to actual claims.

     - Lag period for reporting claims - We utilize the assistance of our insurance agent to trend and develop reserves on reported claims in order to estimate the amount of incurred but unreported claims. Our insurance agent uses standard insurance industry loss development models.

SENSITIVITY ANALYSIS. We believe that our current reserve for incurred but unreported insurance claims is adequate at the balance sheet date. However, for every 5% percent increase in claims, an additional reserve of less than $0.1 million would be required at March 31, 2005, the impact of which would increase selling, general and administrative expenses by that amount in the same period.

INCOME TAXES.

The Company accounts for its income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required by SFAS No. 109, "Accounting for Income Taxes", these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized.

ASSUMPTIONS AND APPROACH USED. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management's judgments regarding future events.

In making that estimate we consider the following key factors:

  - our current financial position
  - historical financial information
  - future reversals of existing taxable temporary differences
  - future taxable income exclusive of reversing temporary differences and carryforwards
  - taxable income in prior carryback years
  - tax planning strategies

SENSITIVITY ANALYSIS. Based on our analysis, we have determined that a valuation allowance is not required at March 31, 2005. A valuation allowance would reduce the deferred tax asset to the amount that is more likely than not to be realized and a corresponding reduction to net income as a result.

REVENUE RECOGNITION.

We recognize revenue in our wholesale and beverage segments when products are delivered to customers (which generally is the same day products are shipped)and in our retail health food segment when the products are sold to consumers. Sales are shown net of returns, discounts, and sales incentives to customers.

NATURE OF ESTIMATES REQUIRED. We estimate and reserve for anticipated sales discounts as part of our periodic evaluation of allowance for doubtful accounts. We also estimate and provide a reserve for anticipated sales incentives to customers based on volume.

ASSUMPTIONS AND APPROACH USED. We estimate the sales reserves using the following criteria:

     - Sales discounts - We use historical experience to estimate the amount of accounts receivable that will not be collected due to customers taking advantage of authorized term discounts.

     - Volume sales incentives - We use historical experience in combination with quarterly reviews of customers sales progress in order to estimate the amount of volume incentives due to the customers on a periodic basis.

SENSITIVITY ANALYSIS. Based on the historical information used to estimate the reserves for sales discounts and volume sales incentives, we do not anticipate significant variances from the amounts reserved. However, there could be significant variances from period to period based on customer make-up and programs offered.

Our estimates and assumptions for each of the aforementioned critical accounting estimates have not changed materially during the periods presented, nor are we aware of any reasons that they would be reasonably likely to change in the future.

RESTATEMENT

As discussed in Note 9 to the condensed consolidated financial statements, subsequent to the issuance of its Form 10-K for the year ended September 24, 2004, management and the Company's Audit Committee determined that the Company would restate its balance sheets as of September 24, 2004 and as of December 31, 2004 to reflect (i) a correction in the classification of Series A (issued in June 2004) and Series B (issued in October 2004) Preferred Stock from permanent equity to mezzanine financing, and (ii) a correction in the classification of its revolving credit facility from long-term to short-term debt. The balance sheets as of September 24, 2004 and December 31, 2004 will be restated on Forms 10-K/A and 10-Q/A and will be filed with the Securities and Exchange Commission as soon as practicable.

Under Emerging Issue Task Force ("EITF") D-98 the possibility of a redemption
of securities that is not solely within the control of the issuer   without
regard to probability   requires the security to be classified outside of
permanent equity. The Certificates of Designation creating the Series A and Series B Preferred Stock each contain provisions that give the holders the optional right to redeem such stock if either there is a change of control (as defined in the Certificates of Designation) or the Wright Family (as defined in the Certificates of Designation to include William F. Wright, the Company's Chief Executive Officer, Chairman of the Board and largest stockholder) beneficially owns less than 20% of the outstanding shares of common stock.
The Company believes it is unlikely that either of those events will occur without support of the Board of Directors since the two owners of the Series A Preferred Stock and the sole owner of the Series B Preferred Stock each have a representative on the Board of Directors, the interests of the Company and those representatives are aligned, and the aggregate ownership of all of the Board members is in excess of two-thirds of the outstanding shares of common stock. However, there can be no assurance that this will not occur.

Under EITF 95-22, borrowings under an agreement that includes both a subjective acceleration clause and a lock-box arrangement are required to be classified as short-term indebtedness. Because the Company's agreement contains both of these features, the borrowings have been classified as short-term for September 2004 and December 2004. However, the lending banks and the Company amended the revolving loan agreement after the Company's second fiscal quarter of 2005 but prior to the filing of this report on Form 10-Q to replace the lockbox provision with a springing lockbox arrangement that would require the Company's cash to be placed in a lockbox account that would be used to automatically pay down the revolving indebtedness subsequent to an event of default. The EITF, nevertheless, requires the change in classification of the revolving credit facility to be considered short-term debt for reports filed prior to such amendment to the revolving loan agreement.

These restatements do not impact amounts already reported as sales, including
(loss) from continuing operations or the respective net income (loss)

                                     32
available to common shareholders or earnings (loss) per share nor will they result in a default under any provisions in the credit agreement.

A summary of the significant effects of the restatement on our Form 10-K for the year ended September 24, 2004 and our Form 10-Q for the three months ended December 31, 2004 are as follows:

                                                                                 September 2004
                                                                       ---------------------------------
                                                                       As previously             As
                                                                        reported (1)          restated
                                                                       --------------      -------------
Current liabilities                                                    $   42,964,022      $  82,773,836
Long-term debt, less current portion                                       50,059,968         10,250,154
Series A cumulative, convertible preferred stock, $.01 par value
   1,000,000 authorized and 100,000 issued, liquidation preference
   $25.00 per share                                                                 -          2,438,355
Shareholders' equity                                                       15,205,152         12,766,797

/1/ As previously reported in the Company's Form 10-K for the annual period ended September 24, 2004 filed on January 7, 2005 and giving effect to the discontinued operations of The Beverage Group, Inc. discussed in Note 2.


                                                                              December 31, 2004
                                                                       ---------------------------------
                                                                        As previously             As
                                                                        reported (1)          restated
                                                                       --------------      -------------
Current liabilities                                                    $   29,512,070      $  77,015,087
Long-term debt, less current portion                                       61,622,121         13,619,104
Series A cumulative, convertible preferred stock, $.01 par value
   1,000,000 authorized and 100,000 issued, liquidation preference
   $25.00 per share                                                                 -          2,438,355
Series B cumulative, convertible preferred stock, $.01 par value
   1,000,000 authorized and 80,000 issued, liquidation preference
   $25.00 per share                                                                 -          1,857,645
Shareholders' equity                                                       17,017,620         12,721,620

/1/ As previously reported in the Company's Form 10-Q for the quarterly period ended December 31, 2004 filed on February 14, 2005


The accompanying management discussion and analysis and results of operations give effect to the restatements.

COMPANY OVERVIEW - SECOND FISCAL QUARTER 2005

AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates thirteen retail health food stores and a non-alcoholic beverage business that includes natural spring and geothermal water bottling operations in Hawaii and Idaho. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries.

AMCON's fiscal second quarters ended on March 31, 2005 and March 26, 2004. For ease of discussion, these fiscal quarters are referred to herein as March 2005 and 2004, respectively or Q2 2005 and Q2 2004, respectively.

During the second quarter of fiscal 2005, the Company:

   - discontinued operations of the beverage segment's marketing and distribution business which had been incurring losses since its inception in December 2002 which resulted in a pre-tax charge of approximately $0.8 million. The business component is now accounted for as a discontinued operation.

   - experienced a significant increase in producer price indexes which increased the required LIFO reserve by approximately $1.0 million as compared to the same quarter in prior year.

   - recognized income (loss) from continuing operations per diluted share of ($1.89) and ($1.14) for the three and six months ended March 2005, respectively, compared to income (loss) from continuing operations per diluted share of ($0.24) and $2.20 for the same periods in the prior year.

   - identified errors in its classification on the balance sheet of its Preferred Stock and of its revolving credit facility, and, as a consequence, the Company has restated certain historical results in the accompanying condensed consolidated financial statements (See Note 9 thereto) and will be restating its financial statements for fiscal year 2004 and first quarter of fiscal 2005 to reflect the correction of these errors as soon as practicable.

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

Retail Health Food Segment
--------------------------
The retail health food industry has experienced declining sales and gross profit over the past several periods. Our retail health food segment has felt the impacts of this trend as our sales increase primarily is due to a new store that opened in Q2 2004. The impact of reduced supplement sales resulting from unfavorable media coverage related to the government ban on ephedra based products and a general softening of the low-carb market coupled with continued expansion of low-carb offerings and sales through mainstream grocery channels has caused management to closely review all store locations for opportunities to close or relocate marginally performing stores, remodel and expand good performing stores and identify new locations for one or two additional stores.

Beverage Segment
----------------
With the discontinuation of The Beverage Group, Inc.("TBG") in March 2005, which comprised the beverage marketing and distribution business portion of the beverage segment, the segment now consists of Hawaiian Natural Water Co., Inc. ("HNWC") and Trinity Springs, Inc. ("TSI") which both operate in the bottled water manufacturing industry. HNWC completed the construction of an expanded warehouse and packaging building at our plant on the Big Island in Hawaii in the first quarter of fiscal 2004 and management is hopeful that HNWC will now generate profits as we focus on expansion of our markets and take advantage of the new operations. In addition, the acquisition of a purified water bottling operations on the island of Oahu in Hawaii ("Nesco Hawaii") in Q4 2004 has positioned us to more effectively compete in the private label water bottling channel and diversify our water production to include premium spring water and purified water. TSI, acquired in June 2004, bottles and sells geothermal bottled water, a natural mineral supplement and introduced a vitamin enhanced bottled water in April 2005. TSI, which is an 85% owned subsidiary of AMCON, is now headquartered in Boise, Idaho. The TSI water and mineral supplements are currently sold primarily in health food stores where they represent the number two packaged non-carbonated water brand in the United States. The Company is extending the distribution channels for this water and mineral supplement outside the health food market by adding distributor relationships that are outside the health food market.

The beverage marketing and distribution business incurred significant losses during 2004 as significant expenditures were made for product development, distribution network development and marketing efforts to promote our portfolio of specialty beverages. The resulting sales were less than expected due to lack of market penetration of our new beverage products.

In October 2004, management took steps to reduce on-going operating expenses by reducing the work force and consolidating certain activities of marketing and distribution with other companies in the affiliated group. However, the results that we had hoped to achieve were not being realized and as a result, management decided to exit this business line in March 2005.

In management's discussion and analysis of the results of operations for Q2 2005 compared to Q2 2004 and the six month results through March 31, 2005 and 2004, TBG's sales, gross profit (loss), selling, general and administrative, depreciation and amortization, interest, other expenses and income tax benefit have been aggregated and reported as a loss from discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and is therefore not a component of the discussion of the aforementioned items.

RESULTS OF OPERATIONS

Comparison of the three and six months periods ended March 2005 and 2004
------------------------------------------------------------------------

SALES

Sales for Q2 2005 increased 0.6%, or $1.1 million, compared to Q2 2004. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.7 million and $3.4 million, for Q2 2005 and Q2 2004, respectively. The increase (decrease) in sales by business segment from Q2 2004 to Q2 2005 is as follows:

    Wholesale distribution segment        $ (1.1) million
    Retail health food stores segment        0.2  million
    Beverage segment                         2.0  million
    Intersegment eliminations                  -  million
                                          ------
                                          $  1.1  million
                                          ======

Cigarette sales in the wholesale distribution segment decreased by $2.0 million while the sales of tobacco, confectionary and other products increased $0.9 million in Q2 2005 compared to Q2 2004. The decrease in cigarette sales was primarily attributable to a 4.8% decrease in carton volume in Q2 2005 compared to Q2 2004 which reduced sales by approximately $6.5 million. This reduction was partially offset by $2.9 million of increased sales that were attributable to price increases implemented by major cigarette manufacturers in December 2004 and by $1.6 million due to excise tax increases implemented in certain states on January 1, 2005. In addition, sales of tobacco, confectionary and other products increased by $0.9 million due to increased volume during Q2 2005 as compared to Q2 2004.

Sales from the retail health food segment during Q2 2005 increased by $0.2 million when compared to Q2 2004 primarily from the segment's new Oklahoma City store, which opened in April 2004 and contributed an incremental $0.3 million in sales for Q2 2005. The retail health food segment experienced lower sales of grocery and low carb products in Q2 2005 as these products continued to move to mainstream grocery channels, but the impacts were mitigated by improving vitamin and supplement sales which have been showing steady signs of improvement.

The beverage segment accounted for $2.4 million in sales for Q2 2005 compared to $0.4 million in Q2 2004. TSI, which was acquired in June 2004, accounted for $1.0 million of the increase in sales during Q2 2005. The addition of Nesco Hawaii increased sales in Q2 2005 by $0.3 million. The remaining $0.7 million increase was due primarily to increased sales of HNWC's spring water made possible due to completion of plant construction in Q1 2004 and a change to a new distributor in the Hawaii market during Fiscal 2004.

Sales for the six months ended March 2005 increased to $408.4 million, compared to $385.5 million for the same period in the prior fiscal year.

Sales changes by business segment are as follows:

                                           Incr
                                          (Decr)
                                          ------
    Wholesale distribution segment        $ 19.0  million
    Retail health food stores segment        0.6  million
    Beverage segment                         3.3  million
    Intersegment eliminations                  -  million
                                          ------
                                          $ 22.9  million
                                          ======

Sales from the wholesale distribution segment increased by $19.0 million for the six months ended March 2005 as compared to the same period in the prior year. Cigarette sales increased $12.3 million for the first six months of fiscal 2005 and the sales of tobacco, confectionary and other products contributed an additional $6.7 million during the period. Of the increase in cigarette sales, $10.4 million was a result of the change in our monthly reporting period which added an extra week of sales in the first six months of fiscal 2005 as compared to the same period in fiscal 2004, $3.6 million was attributable to price increases implemented by major cigarette manufacturers in December 2004 and $1.6 million was due to increased excise taxes implemented in certain states on January 1, 2005. These increases were offset by a $3.3 million decrease in sales due to a 1.2% decrease in carton volume (excluding the extra week). Of the increase in tobacco, confectionary and other products, $3.2 million was due to the extra week and $3.5 million was attributable primarily to new business obtained through expansion of our market area. We continue to market our full service capabilities in an effort to differentiate our Company from competitors who utilize pricing as their primary marketing tool.

Sales from the retail health food segment during the first six months of fiscal 2005 increased by $0.6 million when compared to the same period in 2004. The extra week of operations during the first six months of fiscal 2005 resulting from the change in the Company's monthly reporting period contributed approximately $0.4 million. In addition, a net sales increase of $1.1 million resulted from sales generated from the opening of a new store in Oklahoma City in April 2004. These increases were offset by the closure of a non contributing store in Florida in October 2004 which decreased sales by $0.4 million and lower sales of grocery and low carb products of $0.5 million during the first six months of fiscal 2005 compared to the same period in prior year as these products continued to move to mainstream grocery channels which offset these increases.

The beverage segment accounted for $4.4 million in sales for first six months of fiscal 2005, compared to $1.1 million for the same period in 2004. TSI, which was acquired in June 2004, accounted for $1.7 million of the increase in sales. The Nesco Hawaii acquisition increased sales during the first six months of fiscal 2005 by $0.6 million as compared to the same period in 2004. Additionally, the extra week of operations during the first six months of fiscal 2005 resulting from the change in the Company's monthly reporting period increased sales by $0.2 million compared to the same period in 2004. There was also significant sales improvement of HNWC's spring water, due to completion of plant construction in Q1 2004 and a change to a new distributor in the Hawaii market in Fiscal 2004 which accounted for the additional $0.8 million in sales for the six months.

                                     37
GROSS PROFIT

Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales. Cost of sales, a component used in determining gross profit, for wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives that we receive which are netted against such costs. In the beverage segment, cost of sales includes the cost of the raw materials and related plant labor and manufacturing overhead costs required to convert raw materials into finished goods (including labor, warehousing, depreciation and utilities).

During Q2 2005, gross profit of $13.8 million increased 0.9%, or $0.1 million, compared to Q2 2004. Gross profit as a percent of sales increased slightly to 7.12% in Q2 2005 compared to 7.09% in Q2 2004. Gross profit by business segment is as follows (dollars in millions):

                                             Quarter ended
                                                 March
                                            ----------------    Incr
                                             2005      2004    (Decr)
                                            ------    ------    -----
    Wholesale distribution segment          $ 10.1    $ 10.2    $(0.1)
    Retail health food stores segment          3.4       3.4      0.0
    Beverage segment                           0.3       0.1      0.2
                                            ------    ------    -----
                                            $ 13.8    $ 13.7    $ 0.1
                                            ======    ======    =====

Gross profit from our wholesale distribution segment for Q2 2005 decreased $0.1 million compared to Q2 2004 primarily due to a larger quarterly LIFO charge of $0.9 million in Q2 2005 as compared to Q2 2004. Items increasing gross profit during Q2 2005 included $0.5 million related to the excise tax increases in certain states that occurred on January 1, 2005 and incentive payments of $0.3 million received from non-cigarette vendors based on the Company's buying volumes.

Gross profit for the retail health food segment was flat at $3.4 million compared with Q2 2004.

Gross profit for the beverage segment increased $0.2 million in Q2 2005 primarily due to the incremental sales from TSI which was acquired in June 2004 and the process improvements that have occurred at HNWC since the completion of the plant construction in fiscal 2004.

For the six months ended March 2005, gross profit increased 3.5% to $29.7 million from $28.7 million for the same period during the prior fiscal year.

Gross profit as a percent of sales decreased to 7.28% from 7.45% for the six month period ended March 2005 compared to the same period in 2004. Gross profit by business segment is as follows (dollars in millions):

                                           Six months ended
                                                 March
                                           ----------------    Incr
                                            2005      2004    (Decr)
                                           ------    ------    -----
    Wholesale distribution                 $ 22.4    $ 21.7    $ 0.7
    Retail health food stores                 6.8       6.8      0.0
    Beverage segment                          0.5       0.2      0.3
    Intersegment elimination                  0.0       0.0      0.0
                                           ------    ------    -----
                                           $ 29.7    $ 28.7    $ 1.0
                                           ======    ======    =====

Gross profit from our wholesale distribution segment for the six months ended March 2005 increased approximately $0.7 million as compared to the prior year. Items increasing gross profit during the first six months of fiscal 2005 as compared to the same period in fiscal 2004 included $0.6 million attributable to the extra week of operations resulting from a change in our reporting period, $0.3 million due to cigarette price increases implemented by major cigarette manufacturers in December 2004, $0.5 million related to the excise tax increases in certain states that occurred on January 1, 2005 and incentive payments of $0.8 million received from a non-cigarette vendors based on the Company's buying volumes. These increases were offset by decreases in cigarette manufacturer promotional allowances of $0.7 million resulting from changes in promotional programs and $0.8 million from a larger LIFO charge during the first six months of fiscal 2005 as compared to the same period in fiscal 2004.

Gross profit for the retail health food segment for the first six months of fiscal 2005 was flat at $6.8 million compared with the same period in fiscal 2004, including the extra week of operations which contributed approximately $0.2 million in gross profit during the period.

Gross profit for the beverage segment increased $0.3 million in Q2 2005 primarily due to the incremental sales from TSI which was acquired in June 2004 and the process improvements that have occurred at HNWC since the completion of the plant construction in fiscal 2004.

OPERATING EXPENSE

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, inspection costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses.
Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, insurance and professional fees.

In Q2 2005 operating expense increased 9.1% or approximately $1.2 million as compared to Q2 2004. The increase is primarily related to the addition of TSI in June 2004 which added $1.0 million of additional operating expenses in Q2

2005 compared to Q2 2004. In addition, the wholesale distribution segment incurred $0.3 million higher professional fees during Q2 2005 as compared to Q2 2004 as the Company works towards Sarbanes-Oxley compliance. The Company also experienced a slight increase of $0.1 million in bad debt expense. These increases were offset by lower salary and health insurance expenses of $0.2 million.

For the six month period ended March 2005, total operating expense increased 11.4% or approximately $3.0 million to $28.8 million compared to the same period in the prior year. The increase is primarily related to the addition of TSI in June 2004 which added $1.9 million of additional operating expenses and the extra week of operations which increased the amount of payroll and certain other expenses during the first six months of fiscal 2005 by $0.6 million, as compared to the same period in prior year. In addition, the wholesale distribution segment incurred increased professional fees of $0.4 million during the first six months of fiscal 2005 as compared to the same period in prior year as the Company works towards Sarbanes-Oxley compliance and experienced a slight increase in bad debt expense of $0.1 million.

As a result of the above, income (loss) from continuing operations for Q2 2005 decreased by $1.1 million compared to Q2 2004 to a net loss of $0.5 million. Income (loss) from operations for the six months ended March 2005 decreased by $1.9 million to $0.9 million.

INTEREST EXPENSE

Interest expense for Q2 2005 increased 20.6%, or $0.2 million, during Q2 2005 compared to Q2 2004. The increase was primarily due to increases in the prime rate since March 31, 2004, which under the terms of the amended and restated credit facility, is the rate at which the Company primarily borrows. On average, the Company's borrowing rates on its variable rate debt were 1.45% higher and average borrowings were $16.6 million higher in Q2 2005 as compared to Q2 2004, of which $4.5 million related to acquisition debt incurred to purchase TSI in June 2004 and Nesco Hawaii in July 2004.

Interest expense of $1.8 million for the six months ended March 2005 represented an increase of 23.6% from the same period in the prior fiscal year. The increase was primarily due to increases in the prime rate since March 31, 2004, which under the terms of the amended and restated credit facility, is the rate at which the Company primarily borrows. On average, the Company's borrowing rates on its variable rate debt were 1.19% higher and average borrowings were $16.2 million higher for the first six months of fiscal 2005 compared to same period in fiscal 2004, of which $4.5 million related to acquisition debt incurred to purchase TSI in June 2004 and Nesco Hawaii in July 2004.

OTHER

For the first six months of fiscal 2005, other income decreased $0.4 million as compared to same period in fiscal 2004 because of the sale of available-for-sale securities in the first six months of 2004 that did not recur in 2005.

During Q2 2005 and the first six months of fiscal 2005, the Company paid preferred dividends of $0.1 million, respectively, on its Series A and B, Cumulative, Convertible Preferred Stock.

For the first six months of fiscal 2005, minority interest in loss, net of tax, increased during the period (which decreased the net loss) by $0.1 million as compared to the same period in fiscal 2004 due to the 15% ownership of TSI that is not owned by AMCON. Additionally, losses were not allocated due to the reduction of the third parties investment to zero as a result of the cumulative losses.

As a result of the above factors, the net loss from continuing operations available to common shareholders for the three month period ended March 2005 decreased $0.9 million compared to the same period of the prior year to a net loss of $1.0 million. The net loss from continuing operations available to common shareholders for the six months ended March 2005 of $0.6 million represented a decrease of $1.8 million from the same period of the prior year.

DISCONTINUED OPERATIONS

Effective March 31, 2005, the Company's subsidiary, The Beverage Group, Inc., ceased on-going operations due to recurring losses since its December 2002 inception. In March 2005, a charge included in loss from discontinued operations totaling $0.8 million, before income taxes, was incurred to adjust the allowance for bad debts and inventory reserve to their net realizable values and to write off fixed assets. In addition, in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" management has accrued one-time termination benefits and rent and related expenses associated with the remaining lease commitment on the office lease totaling approximately $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
The Company requires cash to pay its operating expenses, purchase inventory and make capital investments and acquisitions of businesses. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings, as necessary. During the six months ended March 31, 2005, the Company used $0.5 million of cash from operating activities, primarily to fund the reduction of certain liabilities, namely accounts payable. Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, in the circumstance where we are "buying-in" to obtain favorable terms on a particular product or to maintain our LIFO layers, we may have to retain the inventory for a period longer than the payment terms. This generates cash outflow from operating activities that we expect to reverse in a later period. Additionally, during the summer, which is our busiest time of the year, we generally carry larger back stock of
inventory to ensure high fill rates to maintain customer satisfaction.   Our
inventory levels are usually at their highest levels in the third and fourth fiscal quarters. We generally experience reductions in inventory levels during the first fiscal quarter, as compared to year end, and maintain these levels until the beginning of the third fiscal quarter when we begin building for increased summer business.

Cash of $2.2 million was utilized in investing activities during the first six months of fiscal 2005 for capital expenditures primarily related to the purchase of a building and the construction of an addition so that we could relocate one of our wholesale distribution facilities. A significant portion of the cash flows used in investing activities were financed through the real estate term debt discussed below.

The Company generated net cash of $2.8 million from financing activities during the first six months of fiscal 2005 primarily from borrowings of $14.0 million on bank credit agreements, other long-term debt arrangements and $1.9 million from the private placement of Series B Convertible Preferred Stock (net of costs incurred to issue the securities). Cash of $12.5 million was used in financing activities during the first six months of fiscal 2005 to pay down revolving lines of credit totaling $4.8 million used to fund our beverage segment, $6.8 million in subordinated debt in the retail segment and other long-term debt totaling $0.9 million. During the first six months of fiscal 2005, $0.1 million was used to pay dividends on preferred stock and $0.4 million was used to pay for costs incurred to amend and restate our revolving credit facility.

As of March 2005, the Company had cash on hand of $0.6 million and working capital (current assets less current liabilities) of $34.0 million. This compares to cash on hand of $0.4 million and negative working capital of $11.9 million as of September 2004. The evaluation of the Company's working capital is significantly impacted by the classification of the revolving credit facility as a short-term obligation in September 2004 due to the restatement discussed in Note 9 and treatment as long-term in March 2005, except for the amount to expected to be paid on the revolver in the next twelve months, for the reasons discussed in Note 8. The Company's ratio of debt to equity was
6.93 at March 2005 compared to 5.56 in September 2004.

The Company's maximum revolving credit limit on the New Facility was $53.9 million at March 31, 2005, however the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. On March 31, 2005, the balance on the facility was $51.0 million, including Term Note A, and the amount available to borrow, based on our collateral and the loan limits was approximately $53.5 million. During the six months ended March 31, 2005 our peak borrowing was $52.9 million, our average borrowing was $48.4 million and our average availability was $3.6 million. Our availability to borrow under the New Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on the collateralized assets.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the New Facility will provide sufficient liquidity for the operation of its wholesale and retail businesses. In April 2005, management negotiated the inclusion of TSI into the Company's revolving credit facility which has incrementally increased collateral by $0.8 million. Additionally, management has been actively negotiating with potential investors and lenders to privately place additional debt or equity to provide additional funding for TSI. Although management is optimistic that additional financing will be committed, the ultimate outcome of this financing is not certain at this time. If the Company is unable to raise the additional funds in the near future, plans for growth within TSI would be negatively impacted and could potentially impact the carrying value of the business.

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

Contractual Obligations
-----------------------
The following table summarizes our outstanding contractual obligations and commitments, including interest, as of March 2005. Significant changes to this schedule since fiscal year end 2004, that are reflected below are; (i) the inclusion of interest on the contractual obligations, (ii) the payoff of $4.8 million of revolving credit related to our beverage segment, (iii) the amendment to the $55.0 million credit facility to include a $1.2 million term note ("Term Note A") which reduces the amount available under the $55.0 million revolving limit by the amount outstanding under Term Note A, to include the subsidiaries, except TSI, as borrowers,(iv) the addition of a $5.0 term note ("Term Note B") obtained by the Company which was used in addition to funds raised from the Series B Convertible Preferred Stock offering to retire $6.8 million of subordinated debt at the retail health food segment, and (v) the addition of $1.3 million in real estate term debt incurred in connection with the purchase of, and addition to, a distribution facility. (Amounts in thousands):

                                           Payments Due By Period
                        --------------------------------------------------------------------
   Contractual                      Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Obligations            Total      2005/1/    2006      2007     2008    2009   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------
Long-term debt/2/       $  70,124  $  7,844  $ 16,700  $41,841  $   678  $ 2,199   $     862
Subordinated debt           1,076     1,076         -        -        -        -           -
Interest on long-term
 and subordinated
 debt/3/                    7,866     2,046     3,542    1,715      198      352          13
Operating leases           17,762     2,691     4,489    2,712    1,963    1,505       4,402
Minimum water royalty/4/    4,058        99       288      288      288      288       2,807
                        ---------  --------  --------  -------  -------  -------   ---------
Total                   $ 100,886  $ 13,756  $ 25,019  $46,556  $ 3,127  $ 4,344   $   8,084
                        =========  ========  ========  =======  =======  =======   =========

                          Total
 Other Commercial        Amounts    Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Commitments          Committed    2005/1/   2006      2007     2008     2009   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------
Lines of credit (LOC)   $  56,000  $      -  $  1,000  $55,000  $     -  $     -  $        -
LOC in use                (52,041)        -    (1,000) (51,041)       -        -           -
                        ---------  --------  --------  -------  -------  -------  ----------
LOC available               3,959         -         -    3,959        -        -           -
Water source guarantee      5,000         -         -        -        -        -       5,000
Letters of credit             837       837         -        -        -        -           -
                        ---------  --------  --------  -------  -------  -------  ----------
Total                   $   9,796  $    837  $      -  $ 3,959  $     -  $     -  $    5,000
                        =========  ========  ========  =======  =======  =======  ==========

     /1/ Includes remaining payments scheduled to be made in the last six months of fiscal 2005.

     /2/  Includes principal portion of capital leases totaling $1.3 million.

     /3/ Represents estimated interest payments on long-term debt, including capital leases and subordinated debt. Certain obligations contain variable interest rates. For illustrative purposes, the Company has projected future interest payments assuming that interest rates will remain unchanged from March 2005 forward, and additionally, that the outstanding revolving credit facility balance will be reduced by $5.0 million in Fiscal 2005 and 2006 with the remaining principal falling due when the agreement expires in April 2007

     /4/ Fiscal 2005 - 2009 represent the annual minimum water royalty and the balance thereafter represents the minimum water royalty in perpetuity. Both amounts are representative of the present value of the obligation reflected in our balance sheet together with the imputed interest portions of required payments.

Credit Agreement
-------------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). As of March 2005, the outstanding balance on the Facility was $51.0 million, including Term Note A. In October 2004, the Facility was amended (the "New Facility") to transfer $1.2 million of revolving debt to term debt and add the subsidiaries, except TSI, as borrowers. The New Facility bears interest at a variable rate equal to the bank's base rate, which was 5.75% at March 2005. The Company may, however, select a rate equal to LIBOR plus 2.50%, for an amount of the New Facility up to $15.0 million which relates to our swap agreements. The New Facility continues to restrict borrowings for intercompany advances to TBG and TSI to $1.0 million in the aggregate and to the retail health food subsidiaries and HNWC to $0.9 million in the aggregate in fiscal 2005 and $0.1 million in the aggregate in subsequent years.

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

The New Facility contains covenants that (i) restrict permitted investments,
(ii) restrict intercompany advances to certain subsidiaries as described above, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including an average annual fixed charge ratio of 0.7 to 1.0, and a minimum tangible net worth of $1.5 million through September 2005 and $2.5 million thereafter. The New Facility also provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

At March 31, 2005, the Company had minimum tangible net worth, as defined by the New Facility, of $1.7 million and was in compliance with the minimum tangible net worth covenant as of March 2005 and expects to be in compliance for the remainder of the fiscal year. However, the Company's minimum fixed charge ratio of 0.61 at March 31, 2005 was not in compliance with the minimum fixed charge coverage ratio of 0.7, as amended. As set forth in the loan agreement, the failure to comply with the minimum fixed charge coverage ratio shall not constitute an Event of Default so long as AMCON has sufficient aggregate availability on the revolving credit facility to institute a reserve in an amount equal to the difference between AMCON's calculated fixed charge coverage ratio and the minimum fixed charge coverage ratio. At March 31, 2005, the amount necessary to attain compliance with the fixed charge coverage ratio was approximately $0.4 million. Availability under the revolver will be reduced by this amount until such time as the Company reports a fixed charge ratio of 0.7 or greater, which management expects to occur in Q3 2005.

In April 2005, the New Facility was amended to include TSI as a borrower.

In addition, the Company obtained Term Note B from LaSalle Bank, which had an outstanding balance of $5.0 million at March 2005. Term Note B bears interest at the bank's base rate plus 2.00%, which was 7.75% at March 2005 and is required to be repaid in eighteen monthly installments of $0.3 million beginning March 2005.

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

Real Estate Term Debt
---------------------
In December 2004, the Company purchased a distribution building in Rapid City, South Dakota and began construction of an addition to the building. The lease on the current building was extended to coincide with the completion of construction in the third quarter of fiscal 2005. The Company has incurred capital expenditures relating to the building, construction of the addition and related equipment purchases in the amount of approximately $1.8 million. The Company arranged permanent financing for the building and equipment in an amount equal to 80% of the acquisition cost or approximately $1.5 million.
The remainder of the capital expenditures related to the building and the building addition will be provided from the New Facility.

TSI Financing
-------------
In December 2004, a director of the Company extended a revolving credit facility to TSI in a principal amount of up to $1.0 million at an interest rate of 8% per annum. The entire $1.0 million is outstanding at March 31, 2005. To induce the director to extend this loan to TSI, the Company agreed to allow the director to receive a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property.

Additionally, on March 30, 2005, a Company that is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder of the Company, extended $0.5 million to TSI under a promissory note due on or before June 15, 2005. The note bears interest at 7% per annum. The promissory note was intended to serve as an interim loan until the negotiations with the bank were completed so that TSI would be included as a borrower on the New Facility which occurred in April 2005.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Gold Bank (the "Gold Bank Loans"), who is also a participant lender on the Company's revolving line of credit. The Gold Bank Loans contain cross default provisions which cause all loans with Gold Bank to be considered in default if any one of the loans where Gold Bank is a lender, including the revolving credit facility, if it is in default. In addition, the Gold Bank Loans contain co-terminus provisions which require all loans with Gold Bank to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

CERTAIN ACCOUNTING CONSIDERATIONS

In December 2004, the FASB issued Statement No. 123R (revised 2004), "Share-Based Payment." SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Accordingly, the adoption of SFAS No. 123R will have some impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. SFAS No. 123R is effective for the Company's fiscal 2006. Management is currently assessing the impact that this standard will have on the Company's result of operations and cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably expected to have a material effect on the Company's financial position or results of operations.

RELATED PARTY TRANSACTIONS

As described under the headings LIQUIDITY AND CAPITAL RESOURCES - Credit Facilities and TSI Financing, the Company's Chairman has personally guaranteed repayment of certain obligations of the Company and is being paid a guarantee fee for that service. In addition, a director of the Company has extended a $1.0 million revolving line of credit to TSI and a Company that is wholly-owned by the three directors of the Company (including the Chairman and President) and another significant shareholder have issued a promissory note to TSI in the amount of $0.5 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt. At March 2005, we had $36.0 million of variable rate debt outstanding (excluding $15.0 million variable rate debt which is fixed through the swaps described below), with maturities through April 2007. The interest rate on this debt was 5.75% at March 2005. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.2 million for each 1% change in our lender's prime interest rate.

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

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As set forth below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were ineffective.

As more fully described in Note 9 to the condensed consolidated financial statements, the Company has restated its September 2004 condensed consolidated balance sheet to correct classification errors of the Series A and B Preferred Stock and the Company's revolving credit facility. The Company's Chief

Executive Officer and Chief Financial Officer concluded that a material weakness (as defined under standards established by the American Institute of Certified Public Accountants) existed in the Company's disclosure controls and procedures with respect to the application of accounting guidance contained in certain Emerging Issues Task Force Applications ("EITFs") and other accounting standards relating to the Company's recent financing transactions. This material weakness resulted in the restatements described above. The Company is in the process of enhancing its internal controls by enhancing the training of our accounting staff and requiring periodic review of a wider variety of current technical accounting literature to obtain a reasonable level of assurance that all appropriate accounting guidance is applied to the classification of indebtedness it incurs and equity securities it issues.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

TSI ACQUISITION

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

PACIFIC VENTURES HAWAII

On or about April 15, 2005, plaintiff Pacific Ventures Hawaii served a Complaint on The Beverage Group, Inc. ("TBG"), naming TBG and certain other unaffiliated parties as defendants. The dispute centers around a series of contracts entered into by the various parties to import, broker, market and distribute the Hype Classic Energy Drink line of products. TBG was to act as the master distributor for the product. The Complaint alleges five causes of action against the defendants: breach of contract; common counts; intentional interference with contract; intentional interference with prospective economic advantage; and negligent interference with business relationships. The plaintiff does not specifically allege how TBG breached the contracts or how it acted wrongfully. The Complaint seeks compensatory damages "in excess of $500,000 and according to proof"; punitive damages in an unspecified amount; attorney's fees, witness fees and costs incurred; and all other relief the Court deems just and proper.

On May 6, 2005 outside counsel for TBG faxed a letter to plaintiff's counsel demanding that the case be dismissed with prejudice because TBG believes: it did not breach any of its obligations under those contracts to which it is a party; the plaintiff has stated in writing that TBG does not have any liability; and the applicable contract has provisions mandating submission of any disputes to arbitration by the American Arbitration Association in New York. If the plaintiff does not voluntarily dismiss before May 16, 2005, TBG will file an answer or motion to dismiss and vigorously defend the action. At this point it is too early to determine the likely outcome of the action.

TELEVISION EVENTS & MARKETING, INC. VS. AMCON DISTRIBUTING CO., ET AL.

An action entitled Television Events & Marketing, Inc. vs. AMCON Distributing Co., et al., Civil No. CV 05-00259 ACK BMK, was filed in the First Circuit Court of the State of Hawaii in Honolulu, Hawaii on March 8, 2005 and then removed on April 12, 2005 to the United States District Court for the District of Hawaii. This action concerns the alleged breach of two trademark licensing agreements involving Television Events & Marketing, Inc. The complaint seeks
(i) an unstated amount of damages for an alleged breach of those agreements;
(ii) an unstated amount of damages for alleged fraudulent transfer of assets to Trinity Springs, Inc., a subsidiary of the Company; (iii) interest and reasonable attorney's fees and costs; and (iv) such other relief as the court deems just and proper. On May 4, 2005, the Company, together with its named subsidiaries, moved to dismiss the complaint or for summary judgment on the complaint. On April 28, 2005, the Company offered to settle this matter with the plaintiff for $100,000. The plaintiff rejected that written settlement offer. The plaintiff's attorney asserts that the amount of the plaintiff's damages for the alleged breach of the two agreements exceeds $400,000.


IN GENERAL

The Company is also party to other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations or liquidity after giving consideration to amounts already recorded in the Company's financial statements.
                                     49



Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Company completed a $2.0 million private placement of Series B Convertible Preferred Stock representing 80,000 shares at $25.00 per share which was primarily used to partially fund the repayment of subordinated debt obligations of the Company. The Series B Convertible Preferred Stock is senior to the Company's outstanding common stock and provides for preferential treatment for preferred shareholders in the event of distributions, proceeds upon liquidation of the Company or the redemption of the stock.

The Series B Convertible Preferred Stock is convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of Preferred Shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion price is initially $24.65 per share, but is subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock.

This transaction was affected in reliance upon exemption for securities registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder.

Item 3.  Defaults Upon Senior Securities

During the fiscal quarter ended December 2004, the Company's minimum tangible net worth dropped below that required by the New Facility. LaSalle waived this default and entered into an amendment to the Credit Agreement effective December 31, 2004 which reduced the minimum tangible net worth covenant requirement to $1.5 million through September 29, 2005 and $2.5 million thereafter, and redefined and reduced the minimum fixed charge coverage ratio to 0.7 million for the remainder of fiscal 2005. The Company is in compliance with the minimum tangible net worth covenant at March 31, 2005, but is not in compliance with the fixed charge coverage ratio covenant. As discussed in
Note 8 to the condensed consolidated unaudited financial statements, the failure to comply the minimum fixed charge coverage ratio shall not constitute an Event of Default so long as AMCON has sufficient aggregate availability the revolver to institute a reserve in an amount equal to the difference between AMCON's calculated fixed charge coverage ratio and the minimum fixed charge coverage ratio. At March 31, 2005, there was sufficient aggregate availability and thereby does not constitute an event of default.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on March 15, 2005 for the purpose of electing three directors, ratifying the appointment of its auditors and amending the Certificate of Incorporation of the Company in order to reduce the number of authorized common shares from 15,000,000 shares to 3,000,000 shares.

The following sets forth the results of the election of directors:

NAME OF NOMINEE                FOR                WITHHELD
Mr. Christopher H. Atayan   475,468  100.0%         155
Mr. Raymond F. Bentele      475,462  100.0%         161
Mr. Allen D. Petersen       475,468  100.0%         155

There was no solicitation in opposition to the nominees proposed to be elected by the Stockholders in the Proxy Statement. In addition to the directors elected at the Annual Meeting, the following directors continued their term of office: Kathleen M. Evans, Timothy R. Pestotnik, John R. Loyack, William F. Wright, William R. Hoppner and Stanley Mayer.

The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending September 30, 2005 was approved by the Stockholders with 475,309 votes FOR (99.9% of votes cast), 284 votes AGAINST, and 30 votes ABSTAINED.

The proposal to amend the Certificate of Incorporation of the Company to reduce the number of authorized common shares from 15,000,000 to 3,000,000 shares was approved with 474,141 votes FOR (90.0% of total shares outstanding), 1,334 votes AGAINST, and 148 votes ABSTAINED OR BROKER NON-VOTES.

Item 5.  Other Information

On May 25, 2005, the Company received a letter from the American Stock Exchange ("AMEX") notifying the Company that it was not in compliance with Sections 134 and 1101 of the AMEX Company Guide, and accordingly was not in compliance with the AMEX continued listing standards, because the Company had not filed this Quarterly Report on Form 10-Q for the period ended March 31, 2005. With this filing of the Quarterly Report on Form 10-Q for the period ended March 31, 2005, the Company has complied with the listing standards.


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

10.2 Revised First Amendment To Amended and Restated Loan and Security Agreement, dated April 14, 2005

10.3 Revised Second Amendment to Amended and Restated Loan and Security Agreement, dated May 23, 2005

10.4 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.5 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.6 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.7 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)

10.8  Director and Officer Compensation


10.9 Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance
     (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on
      Form 10-K filed on January 7, 2005)

10.10 Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance
     (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on
      Form 10-K filed on January 7, 2005)

10.11 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit
      10.13 of AMCON's Quarterly Report on Form 10-Q filed on August 11,
      2003)

10.12 Swap Transaction Confirmation ($10,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.13 Swap Transaction Confirmation ($5,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.14 Promissory Note ($2,828,440), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit
      10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.15 Promissory Note ($500,000), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit
      10.16 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.16 Security Agreement, dated June 17, 2004 by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs,Ltd.(incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.17 Shareholders Agreement, dated June 17,2004, by and between TSL Acquisition Corp, AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.18 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.18 Guaranty and Suretyship Agreement, dated June 17, 2004, by and between AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.19 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.19 Mortgage, dated June 17, 2004, by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.(incorporated by reference to Exhibit 10.20 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.20 Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.21 Unconditional Guaranty, dated as of September 30, 2004 between William
      F. Wright and LaSalle Bank, N.A.(incorporated by reference to Exhibit
      3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.22 Secured Promissory Note ($1,000,000), dated December 14, 2004, issued by Trinity Springs, Inc. to Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.23 Modification and Extension of Second Lien Commercial Mortgage, Assignment of Leases and Rents, and Fixture Filing, dated as of December 14, 2004 between Trinity Springs, Inc. and Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.24 Term Real Estate Promissory Note, dated December 21, 2004, issued by AMCON Distributing Company to Gold Bank (incorporated by reference to
      Exhibit 10.21 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.25 Term Equipment Promissory Note, dated December 21, 2004 issued by AMCON Distributing Company to Gold Bank (incorporated by reference to
      Exhibit 10.22 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.26 One Hundred Eighty Day Redemption Mortgage and Security Agreement by and between AMCON Distributing Company and Gold Bank (incorporated by reference to Exhibit 10.23 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.27 Security Agreement by and between AMCON Distributing Company and Gold Bank (incorporated by reference to Exhibit 10.24 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 4 to the financial statements which are incorporated herein by reference to Item 1 of Part I herein)

14.1 Code of Ethics for Principal Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of AMCON's Annual Report on Form 10-K filed on December 24, 2003)

31.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

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


Date:     May 27, 2005             /s/ William F. Wright
          -----------------        -----------------------------
                                   William F. Wright
                                   Chairman of the Board and
                                     Principal Executive Officer


Date:     May 27, 2005             /s/ Michael D. James
          -----------------        -----------------------------
                                   Michael D. James
                                   Treasurer & CFO and
                                     Principal Financial and
                                     Accounting Officer

