Form 10-K/A
period 2004-09-24
AMCON DISTRIBUTING CO
filed 2005-08-22
CIK 928465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K/A
                            (Amendment No. 1)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 24, 2004
                                            ------------------
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       to
                                                         ------  ------
Commission File Number  1-15589
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

                - Documents Incorporated by Reference -
                ---------------------------------------
Portions of the Company's 2004 Annual Report to Shareholders, as amended are incorporated herein by reference into Parts I, II and IV. Portions of the Company's Proxy Statement pertaining to the 2005 Annual Shareholders' Meeting are incorporated herein by reference into Part III.

                          AMCON DISTRIBUTING COMPANY
                         ----------------------------
                         2004 FORM 10-K/A ANNUAL REPORT
                         ----------------------------
                              Table of Contents
                         ----------------------------
                                                                        Page
                                                                        ----
                                PART I

Item 1.    Business......................................................   5

Item 2.    Properties....................................................  15

Item 3.    Legal Proceedings.............................................  16

Item 4.    Submission of Matters to a Vote of Security Holders...........  17

Item 4A.   Executive Officers of the Company.............................  17

                                PART II

Item 5.    Market for the Registrant's Common Stock, Related
           Stockholder Matters and Issuer Purchases of Equity Securities.  18

Item 6.    Selected Financial Data.......................................  19

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  19

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....  19

Item 8.    Financial Statements and Supplementary Data...................  19

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  19

Item 9A.   Controls and Procedures.......................................  19

Item 9B.   Other Information.............................................  20


                                PART III

Item 10.   Directors and Executive Officers of the Registrant............  20

Item 11.   Executive Compensation........................................  21

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management................................................  21

Item 13.   Certain Relationships and Related Transactions................  21

Item 14.   Principal Accountant Fees and Services........................  21


                                   2


                                PART IV

Item 15.   Exhibits and Financial Statement Schedules....................  22



















































EXPLANATORY NOTE

Subsequent to the issuance of the Company's Form 10-K for the year ended September 24, 2004, management and the Company's Audit Committee determined that the Company would restate its balance sheet as of September 24, 2004 to reflect (i) a correction to the classification of Series A Preferred Stock from permanent equity to mezzanine financing, and (ii) a correction to the classification of its revolving credit facility from long-term to short-term debt. Management and the Company's Audit Committee also determined that the provision for nonoperating asset impairment which was reported as a component of "Other income, net" for the year ended September 26, 2003 should be corrected and reclassified as a component of operating expenses under the title "Impairment charges." The statement of operations for fiscal 2003 has been restated to reflect this change.

In accordance with Emerging Issue Task Force ("EITF") Topic No. D-98, "Classification and Measurement of Redeemable Securities", the possibility of a redemption of securities that is not solely within the control of the
issuer   without regard to probability   requires the security to be
classified outside of permanent equity. The Company's Certificate of Designations creating the Series A Preferred Stock contains provisions that give the holders the optional right to redeem such stock if either there is a change of control (as defined in the Certificate of Designations) or the Wright Family (as defined in the Certificate of Designations to include William F. Wright, the Company's Chief Executive Officer, Chairman of the Board and largest stockholder) beneficially owns less than 20% of the outstanding shares of common stock. The Company believes it is unlikely that either of those events will occur without support of the Board of Directors since the two owners of the Series A Preferred Stock are represented on the Board of Directors, the interests of the Company and those representatives are aligned, and the aggregate ownership of all of the Board members is in excess of two-thirds of the outstanding shares of common stock. However, there can be no assurance that this will not occur.

EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," requires borrowings under an agreement that includes both a subjective acceleration clause and a lock-box arrangement to be classified as short-term indebtedness. Because the Company's agreement contains both of these features, the borrowings have been restated to be classified as short-term for September 2004 and 2003. The lending banks and the Company amended the revolving loan agreement after the Company's second fiscal quarter of 2005 to replace the lockbox provision with a springing lockbox arrangement that would require the Company's cash to be placed in a lockbox account that would be used to automatically pay down the revolving indebtedness only in the instance of an event of default. EITF 92-22, nevertheless, requires the correction to the classification of the revolving credit facility for reports filed prior to such amendment to the revolving loan agreement.

These restatements do not impact amounts already reported as sales, net income (loss) available to common shareholders or earnings (loss) per share, nor will it result in a default under any provisions in the credit agreement.

In addition, in March 2005, the Company discontinued the operations of its beverage marketing and distribution business. As a result, the balance sheets as of September 24, 2004 and September 26, 2003 and the statements of operations and statements of cash flows for the fiscal years ended September 24, 2004 and September 26, 2003 have been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The beverage marketing and distribution business was started in fiscal 2003, so there is no change to the fiscal 2002 amounts.

This amendment is being filed to restate the September 24, 2004 Consolidated Balance Sheets and the Fiscal 2003 Consolidated Statement of Operations and effect the discontinued operations subsequent event discussed in Notes 22 and 19, respectively, to the Consolidated Financial Statements. Except for Items 1 and 2 of Part I, Item 9A of Part II and Item 15 of Part IV and the associated certifications, no other information included in the original reports on Form 10-K is amended by this Form 10-K/A.

                                PART I
ITEM 1.  BUSINESS

GENERAL

AMCON Distributing Company ("AMCON" or the "Company") was incorporated in Delaware in 1986. The Company's principal executive offices are located at 7405 Irvington Road, Omaha, Nebraska 68122. The telephone number at that address is 402-331-3727 and the website address is www.amcon.com. The Company makes available free of charge on its website, its reports on Forms 10-K and 10-Q, including amendments thereto, as soon as reasonably practicable after filing with the SEC.

AMCON is primarily engaged in the wholesale distribution of consumer products including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products and health and beauty care products. In addition, the Company operates thirteen retail health food stores in Florida and the Midwest and a non-alcoholic beverage business that includes a natural spring and a geothermal water bottling operations in the States of Hawaii and Idaho. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution business and "AMCON" or the "Company" means AMCON Distributing Company and its subsidiaries.

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

ADC has worked to improve its operating efficiency by investing in the latest systems technology, including computerization of buying and financial control functions. Due to the significant price of cigarettes, inventory management has become even more critical. ADC has also sought to reduce inventory costs by improving the number of times its inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turned 27.8 times in fiscal year 2004. Inventory turns for the past five years are as follows:

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

Akin's, also established in 1935, is also an award winning chain of seven health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, delicatessen items and organic produce. Akin's has locations in Tulsa (2 stores) and Oklahoma City (2 stores), Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka, Kansas. Management is currently evaluating the possibility of adding at least one new store in fiscal 2005.

AMCON's retail health food stores are managed collectively through a main office in Tulsa, OK, but utilize the name recognition of the established health food retail chains that were acquired. The Company endeavors to maintain the local identity of each chain while providing a means to achieve operating synergies leading to cost savings through centralized management of operations.

BEVERAGE BUSINESS

AMCON's beverage business consists of Hawaiian Natural Water Company, Inc. ("HNWC") and Trinity Springs, Inc. ("TSI"). HNWC, which is headquartered in Pearl City, HI, was formed in 1994 for the purpose of bottling, marketing and distributing Hawaiian natural spring water in Hawaii, the mainland and foreign markets. HNWC's Hawaiian Springs/R/ brand is the only bottled "natural" spring water available from Hawaii. All other bottled waters produced in Hawaii contain "purified" water, from which chemicals and minerals have been removed by means of reverse osmosis filtration. HNWC draws its Hawaiian Springs water from an artesian well located at the base of the Mauna Loa mountain in Kea'au (near Hilo) on the big island of Hawaii.
The water is "bottled at the source" in polyethylene terepthalate ("PET") plastic bottles, which are produced from pre-forms at HNWC's bottling facility. All of HNWC's retail PET products are bottled at its facility in Kea'au, HI. These products consist of the Hawaiian Springs natural spring water line and various limited production co-packaged products.

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

ACQUISITIONS

Since 1981, the Company has acquired twenty-four consumer product distributors in the Great Plains, Rocky Mountain and Southern regions of the United States. In addition, the Company has acquired two retail health food store chains and two water bottling operations.

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

DISPOSITIONS
------------
The Beverage Group, Inc.
------------------------
Effective March 31, 2005, the Company's subsidiary, The Beverage Group, Inc. ("TBG") which represented the beverage marketing and distribution component of the beverage segment, ceased on-going operations due to recurring losses since its December 2002 inception. All TBG employees were terminated effective March 31, 2005 and the Company outsourced various responsibilities in order to maximize the value of the remaining assets by collecting receivables and evaluating its payables. In addition, management is working to sell the remaining TBG inventory to unrelated beverage companies, distributors or liquidators. Our water bottling manufacturing subsidiaries in Hawaii (HNWC) and Idaho (TSI), which are also part of the beverage segment, remain unaffected.

This transaction has been retroactively reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" because it represents a component of an entity in which the operations and cash flows have (or will be) eliminated from the ongoing operations and the Company will not have any significant continuing involvement in the operations of TBG.
The disposition is further described under footnote 19 "Restatement of Previously Issued Financial Statements" on page F-38 of the amended 2004 Annual Report to Shareholders and is incorporated herein by reference.

BUSINESS SEGMENTS

AMCON has three reportable business segments: the wholesale distribution of consumer products; the retail sale of health and natural food products; and the bottling, marketing and distribution of bottled water and other beverage products. The results of the retail health food stores are included in the retail segment due to similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. The results of HNWC and TSI (which was acquired in June 2004) comprise the beverage segment due to their unique economic characteristics and the nature of the products, as well as the methods used to sell and distribute the products. The segments are evaluated on revenues, gross margins, operating income (loss) and income (loss) before taxes.

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders, as amended, for the fiscal year ended September 24, 2004 under footnote 21 "Business Segments."

PRINCIPAL PRODUCTS

CIGARETTES. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending 2004, 2003 and, 2002 are set forth below (dollars in millions):

                                          Fiscal Year Ended
                                    ------------------------------
                                     2004        2003        2002
                                    ------      ------      ------
       Sales                        $597.3      $564.8      $640.4
       Sales as a % of Total Sales    72.7%       73.2%       75.6%
       Gross Margin                 $ 19.4      $ 22.5      $ 24.4
       Gross Margin as a % of Total
         Gross Margin                 32.6%       37.4%       39.5%
       Gross Margin Percentage         3.3%        4.0%        3.8%

Revenues from the sale of cigarettes during fiscal 2004 increased by 5.6% as compared to fiscal 2003, while gross profit from the sale of cigarettes decreased by 3.2% during the same period (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Fiscal Year Ended 2004 Versus Year Ended 2003" in the Annual Report to Shareholders for the Fiscal Year Ended September 24, 2004, as amended, which is incorporated herein by reference). Sales of cigarettes represented approximately 72.7% of the Company's sales volume during fiscal 2004. This represents a 0.5% decrease but is primarily because the Company continues to diversify its product offerings and sales.
Cigarette carton volumes increased 7.5% and the Company had benefits from price increases implemented in response to the elimination of vendor program incentives during the year. These increases were offset by a decrease in cigarette prices on Philip Morris and a permanent decrease on RJ Reynolds (successor in merger to Brown & Williamson) brands beginning in the second quarter of 2003. Although the Philip Morris price reduction program was communicated as a temporary reduction, Philip Morris has extended the program through January 2005 and could extend it further. Both companies, however, did increase prices of certain cigarette brands in December 2004 by as much as $1.00 per carton.

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



OTHER PRODUCT LINES. Over the past decade, AMCON's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. AMCON's other product lines include bottled water and other beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food products. During fiscal 2004, AMCON's sales of other products increased $8.0 million or 10.8% due primarily to new customers in the wholesale distribution segment and an increase in the beverage segment's sales of bottled water. During fiscal 2004, the gross profit margin on these types of products was 15.1% compared to 18.9% for fiscal 2003.

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

The bottled water market is highly competitive, with numerous participants selling products often perceived as generic by consumers. The principal bases of competition in the industry are brand recognition, price, water source for bottled water products, and packaging. Price competition has become more pronounced as the industry has matured. The Company seeks to develop recognition for its brands by differentiating its products from more recognized products in the brand category. The Hawaiian Springs and Trinity brands of water are unique because of their water source. HNWC is the only producer of natural spring water from Hawaii. Most other popular brands, such as Aquafina/R/, Dasani/R/, Crystal Geyser/R/, and Arrowhead/R/ are all bottled on the mainland and sell "purified" municipal water, not "natural" or "spring" water. HNWC generally prices this product at or slightly below the price for other premium brands. HNWC's purchase of Nesco Hawaii has allowed HNWC to more effectively differentiate the premium natural spring water from the purified bottled water products and services at more competitive price points in which to provide private label water to the island of Oahu. The Trinity geothermal water and natural mineral supplement are sold primarily in health food stores and the Company plans to extend distribution channels outside the health food market.


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

The bottled water industry is regulated both in the United States and abroad. Various state and Federal regulations, designed to ensure (but not guarantee) the quality of the product and the truthfulness of its marketing claims, require HNWC and TSI to monitor each aspect of its production process, including its water source, bottling operations and packaging and labeling practices. The Environmental Protection Agency requires a yearly analysis of the water sources by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals). In addition, the State Department of Health for Hawaii and Idaho require weekly microbiological testing of the source water.

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

EMPLOYEES

At fiscal year end 2004, the Company had 976 full-time and part-time employees in the following areas:

                   Managerial            52
                   Administrative        93
                   Delivery             114
                   Sales & Marketing    381
                   Warehouse            336
                                      -----
                   Total Employees      976
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

ITEM 2.   PROPERTIES

The location and approximate square footage of the six distribution centers, thirteen retail stores, water bottling and packaging plants and sales and marketing offices operated by AMCON as of fiscal year end 2004 are set forth below:

          Location                              Square Feet
          --------                              -----------
    Distribution - IL, MO, ND, NE, SD & WY        494,600
    Retail - FL, KS, MO, NE & OK                  134,600
    Beverage - HI & ID                             70,500
                                                  -------
    Total Square Footage                          699,700
                                                  =======

AMCON owns its distribution facilities in Quincy, Illinois and Bismarck, North Dakota. These facilities are subject to a first mortgage securing borrowings under the Company's mortgage loan and a second mortgage securing future payments owed in connection with the Merchants Wholesale acquisition that occurred in fiscal 2001 (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Capital Resources" in the Annual Report to Shareholders, as

reference). In addition, AMCON owns a water bottling plant, real estate and a lodge in Paradise, Idaho that are subject to the mortgage between AMCON and Trinity Springs, Ltd. which is shared on an equal basis with one of the Company's directors who extended loans to Trinity Springs, Inc. in December 2004.

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

On July 19, 2004, several of the same minority shareholders, along with some additional shareholders filed an amended complaint in the same Idaho state court action. The minority shareholders' amended complaint seeks (i) a declaration that the asset sale transaction is void and injunctive relief rescinding that transaction or, alternatively, that a new shareholder vote on the asset sale transaction be ordered, (ii) damages for the alleged breaches of fiduciary duty which are claimed to have arisen out of the disclosure made in connection with the solicitation of proxies, how the votes were counted, and conducting the closing without the requisite shareholder vote, and (iii) imposition of a constructive trust on the sale proceeds and requiring separate books to be maintained. On the basis of advice from trial counsel, AMCON continues to believe that the shareholders of Trinity Springs, Ltd. approved the sale of assets to the Company in accordance with applicable law and that the asset sale transaction was properly completed.

The Company is also party to other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations or liquidity after considering amounts already recorded in the Company's consolidated financial statements.

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

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders, as amended, for the fiscal year ended September 24, 2004 under the heading "Market for Common Stock", except for the issuer purchases of equity securities described below.

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

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders, as amended, for the fiscal year ended September 24, 2004 under the heading "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders, as amended, for the fiscal year ended September 24, 2004 under the heading "Management's Discussion and Analysis."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders, as amended, for the fiscal year ended September 24, 2004 under the heading "Management's Discussion and Analysis - Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and accompanying notes, together with the report of independent registered public accounting firm, are incorporated by reference from the Company's Annual Report to Shareholders, as amended, for the fiscal year ended September 24, 2004 under the heading "Consolidated Financial Statements." Supplemental financial information is incorporated by reference from the Annual Report to Shareholders, as amended, for the fiscal year ended September 24, 2004 under the heading "Selected Quarterly Financial Data."

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



As more fully described in footnote 22 of the Company's Annual Report to Shareholders, as amended, for the fiscal year ended September 24, 2004 under the heading "Consolidated Financial Statements,", the Company has restated its September 2004 consolidated balance sheet to correct classification errors of the Series A Preferred Stock and the Company's revolving credit facility. In addition, the Company has restated its consolidated statement of operations to correct the classification of a provision for impairment of a nonoperating asset from "Other income, net" to operating expenses under the title "Impairment charges." The Company's Chief Executive Officer and Chief Financial Officer concluded that a material weakness (as defined under standards established by the American Institute of Certified Public Accountants) existed in the Company's disclosure controls and procedures with respect to the application of accounting guidance contained in certain Emerging Issues Task Force Applications ("EITF's") and other accounting standards relating to the Company's recent financing transactions. This material weakness resulted in the restatements described above. The Company has enhanced the training of our accounting staff and required periodic review of a wider variety of current technical accounting literature to obtain a reasonable level of assurance that all appropriate accounting guidance is applied to the classification of indebtedness it incurs and equity securities it issues which we believe has corrected this material weakness.

ITEM 9B.  OTHER INFORMATION

None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant's Proxy Statement to be used in connection with the 2005 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the caption "Election of Directors", "Employment Agreements" and "Compensation of Executive Officer" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in
Item 4A of Part I hereof.

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


CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Chairman, President, Chief Financial Officer, Controller and directors of the Company. In addition, the Company has adopted a Code of Business Conduct and Ethics which includes more extensive requirements than those required by Section 406 of the Sarbanes Oxley Act of 2002. The Company's Code of Business Conduct and Ethics applies to all of its directors, officer and employees of the Company while section 406 of the Sarbanes Oxley Act of 2002 applies its more limited ethical requirements only to the Company's principal executive officers and controller or senior accounting officer (or persons performing similar functions). A copy of the Code of Ethics is incorporated by reference in this Form 10-K/A as Exhibit 14.1.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant's Proxy Statement will contain under the captions "Ownership of Our Common Stock by Our Directors and Executive Officers and Other Principal Stockholders" and "Equity Compensation Plan Information" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

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

                            PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements of AMCON Distributing Company are incorporated by reference under Item 8. The Annual Report to Shareholders, as amended, for the Fiscal Year Ended September 24, 2004 is attached as
Exhibit 13.1.


                                                              Reference Page
                                                              --------------
       Report of Independent Registered Public Accounting Firm      F-1
       Consolidated Balance Sheets as of Fiscal Years
          Ended September 2004 and 2003 (as restated)               F-2
       Consolidated Statements of Operations for the
          Fiscal Years Ended September 2004, 2003 and 2002
          (as restated)                                             F-3
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income (Loss) for the Fiscal
          Years Ended September 2004, 2003 and 2002
           (as restated)                                            F-4
       Consolidated Statements of Cash Flows for the Fiscal
          Years Ended September 2004, 2003 and 2002                 F-5

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

4.2 Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.3 Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.4 Securities Purchase Agreement dated June 17, 2004 between AMCON Distributing Company, William F. Wright and Draupnir, LLC (incorporated by reference to Exhibit 4.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.5 Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.1 Amended and Restated Loan and Security Agreement, dated September 30, 2004, between the Company and LaSalle National Bank, as agent (incorporated by reference to Exhibit 10.1 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.2 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.3 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.4 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)*

10.5 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)*

10.6 Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance (incorporated by reference to Exhibit 10.6 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)*

10.7 Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance (incorporated by reference to Exhibit 10.7 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)*

10.8 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit
      10.13 of AMCON's Quarterly Report on Form 10-Q filed on August 11,
      2003)

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

10.13 Security Agreement, dated June 17, 2004 by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.
      (incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.14 Shareholders Agreement, dated June 17,2004, by and between TSL Acquisition Corp, AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.18 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.15 Guaranty and Suretyship Agreement, dated June 17, 2004, by and between AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.19 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.16 Mortgage, dated June 17, 2004, by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.(incorporated by reference to Exhibit 10.20 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.17 Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 10.17 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.18 Unconditional Guaranty, dated as of September 30, 2004 between William
      F. Wright and LaSalle Bank, N.A.(incorporated by reference to Exhibit
      10.18 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.19 Secured Promissory Note ($1,000,000), dated December 14, 2004, issued by Trinity Springs, Inc. to Allen D. Petersen (incorporated by reference to Exhibit 10.19 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.20 Modification and Extension of Second Lien Commercial Mortgage, Assignment of Leases and Rents, and Fixture Filing, dated as of December 14, 2004 between Trinity Springs, Inc. and Allen D. Petersen (incorporated by reference to Exhibit 10.20 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.21 Director and Officer Compensation (incorporated by reference to Exhibit
      10.8 of AMCON's Quarterly Report on Form 10-Q filed on May 27, 2005)

11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 3 to the financial statements which are incorporated herein by reference to Item 8 of Part II herein)

13.1 Annual Report to Shareholders for the Fiscal Year Ended September 24, 2004, as amended.

14.1 Code of Ethics for Principal Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of AMCON's Annual Report on Form 10-K filed on December 24, 2003)

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

23.1  Consent of Independent Registered Public Accounting Firm

31.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

 *    Represents management contract or compensation plan or arrangement

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 19th day of August, 2005.


                                       AMCON DISTRIBUTING COMPANY



                                       By: /s/ William F. Wright
                                       -------------------------
                                       William F. Wright, Chairman

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 19th day of August, 2005.

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


/s/ Allen D. Petersen             Director
------------------------
Allen D. Petersen


/s/ Timothy R. Pestotnik          Director
------------------------
Timothy R. Pestotnik


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AMCON Distributing Company:

We have audited the consolidated financial statements of AMCON Distributing Company and its subsidiaries (the "Company") as of September 24, 2004 and September 26, 2003, and for each of the three fiscal years in the period ended September 24, 2004 and have issued our report thereon dated January 7, 2005 (August 19, 2005 as to Notes 19 and 22), which report expresses an unqualified opinion and includes explanatory paragraphs relating to the change in method of accounting for goodwill and intangibles assets in 2003 and the restatements of the Company's consolidated financial statements described in Note 22; such consolidated financial statements and report are included in your amended 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 7, 2005
(August 19, 2005 as to the effects of the subsequent event discussed in Note 19 and as to the effects of the restatements discussed in Note 22)


                                   S-1

























                         AMCON Distributing Company
                  Consolidated Financial Statement Schedule



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                 Net
                                                               Amounts
                           Balance at           Provision    (Written Off)         Balance at
   Description         Beginning of Period      (Benefit)      Recovered          End of Period
------------------    ----------------------    ---------    -------------    -----------------------
Allowance for
 doubtful accounts    Sep 28, 2001   616,179      390,063      (364,768)      Sep 27, 2002    641,474
                      Sep 27, 2002   641,474      166,417        27,725       Sep 26, 2003    835,616
                      Sep 26, 2003   835,616      (12,757)     (126,256)      Sep 24, 2004    696,603

Allowance for
 inventory
 obsolescence         Sep 29, 2001   304,708        (5,868)           -       Sep 27, 2002    298,840
                      Sep 27, 2002   298,840        34,410      (21,000)      Sep 26, 2003    312,250
                      Sep 26, 2003   312,250        99,474            -       Sep 24, 2004    411,724







                                   S-2