Form 10-Q/A
period 2004-12-31
AMCON DISTRIBUTING CO
filed 2005-08-22
CIK 928465

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

EXPLANATORY NOTE

Subsequent to the issuance of the Company's Form 10-Q for the quarter ended December 31, 2004, management and the Company's Audit Committee determined that the Company would restate its balance sheets as of September 24, 2004 and as of December 31, 2004 to reflect (i) a correction in the classification of Series A (issued in June 2004) and Series B (issued in October 2004) Preferred Stock from permanent equity to mezzanine financing, and (ii) a correction in the classification of its revolving credit facility from long-term to short-term debt. The balance sheet as of September 24, 2004 has been restated on Form 10-K/A filed with the Securities and Exchange Commission.

Under Emerging Issue Task Force ("EITF") Topic No. D-98, "Classification and Measurement of Redeemable Securities," the possibility of a redemption of
securities that is not solely within the control of the issuer   without
regard to probability   requires the security to be classified outside of
permanent equity. The Certificate of Designation creating the Series A and Series B Preferred Stock each contain provisions that give the holders the optional right to redeem such stock if either there is a change of control (as defined in the Certificate of Designation) or the Wright Family (as defined in the Certificate of Designation to include William F. Wright, the Company's Chief Executive Officer, Chairman of the Board and largest stockholder) beneficially owns less than 20% of the outstanding shares of common stock. The Company believes it is unlikely that either of those events will occur without support of the Board of Directors since the two owners of the Series A Preferred Stock and the sole owner of the Series B Preferred Stock each have a representative on the Board of Directors, the interests of the Company and those representatives are aligned, and the aggregate ownership of all of the Board members is in excess of two-thirds of the outstanding shares of common stock. However, there can be no assurance that this will not occur.

EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," requires borrowings under an agreement that includes both a subjective acceleration clause and a lock-box arrangement to be classified as short-term indebtedness. Because the Company's agreement contains both of these features, the borrowings have been restated to be classified as short-term for September 2004 and December 2004. The lending banks and the Company amended the revolving loan agreement after the Company's second fiscal quarter of 2005 to replace the lockbox provision with a springing lockbox arrangement that would require the Company's cash to be placed in a lockbox account that would be used to automatically pay down the revolving indebtedness only in the instance of an event of default. EITF 95-22, nevertheless, requires the correction to the classification of the revolving credit facility for reports filed prior to such amendment to the revolving loan agreement.

These restatements do not impact amounts already reported as sales, net income (loss) available to common shareholders or earnings (loss) per share, nor will they result in a default under any provisions in the credit agreement.








In addition, in March 2005, the Company discontinued the operations of its beverage marketing and distribution business. As a result, the balance sheets as of December 31, 2004 and September 24, 2004 and the statements of operations and statements of cash flows for the fiscal quarters ended December 31, 2004 and December 26, 2003 have been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

This amendment is being filed to restate the December 31, 2004 Condensed Consolidated Unaudited Balance Sheets and to reflect the discontinued operations subsequent event discussed in Notes 12 and 13, respectively, to the Condensed Consolidated financial statements. Except for Items 1, 2 and 4 of Part I and the associated certifications, no other information included in the original reports on Form 10-Q is amended by this Form 10-Q/A.












































                                                                Form 10-Q
                                                               1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated unaudited balance sheets at
          December 2004 (as restated) and September 2004                  4

          Condensed consolidated unaudited statements of operations
          for the three months ended December 2004 and 2003               5

          Condensed consolidated unaudited statements of cash flows
          for the three months ended December 2004 and 2003               6

          Notes to condensed consolidated unaudited
          financial statements                                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     37

Item 4.   Controls and Procedures                                        38

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              38

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    39

Item 3.   Defaults Upon Senior Securities                                39

Item 4.   Submission of Matters to a Vote of Security Holders            40

Item 5.   Other Information                                              40

Item 6.   Exhibits                                                       41






PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                             Condensed Consolidated Unaudited Balance Sheets
                                   December 2004 and September 2004
-------------------------------------------------------------------------------------------------------
                                                                    December 2004     September 2004
                                                                    (As restated -
                                                                  see notes 1 and 12)
                                                                     ------------     --------------
                  ASSETS
Current assets:
  Cash                                                               $    904,670       $    416,073
  Accounts receivable, less allowance for doubtful
    accounts of $0.4 million and $0.6 million, respectively            26,439,525         29,109,826
  Inventories                                                          35,454,419         35,088,568
  Income tax receivable                                                   955,839          1,162,625
  Deferred income taxes                                                 2,618,391          2,548,391
  Current assets of discontinued operations                             1,960,306          1,941,950
  Other                                                                 1,132,792            635,841
                                                                     ------------       ------------
          Total current assets                                         69,465,942         70,903,274

Fixed assets, net                                                      20,806,795         19,951,664
Goodwill                                                                6,449,741          6,449,741
Other intangible assets                                                13,216,751         13,271,211
Noncurrent assets of discontinued operations                              151,919            143,670
Other assets                                                            1,485,457          1,010,303
                                                                     ------------       ------------
                                                                     $111,576,605       $111,729,863
                                                                     ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 11,586,892       $ 17,180,649
  Accrued expenses                                                      5,141,522          3,800,506
  Accrued wages, salaries, bonuses                                      1,087,363          1,365,837
  Current liabilities of discontinued operations                        1,060,612          2,166,414
  Credit facility                                                      58,431,021         44,809,814
  Current portion of long-term debt                                     1,505,529          5,574,397
  Current portion of long-term debt due related party                     500,000                  -
  Current portion of subordinated debt                                  1,076,219          7,876,219
                                                                     ------------       ------------
          Total current liabilities                                    80,389,158         82,773,836
                                                                     ------------       ------------

Deferred income taxes                                                     617,794            593,018
Noncurrent liabilities of discontinued operations                           3,282              3,603
Other long-term liabilities                                             2,807,000          2,807,000
Long-term debt, less current portion                                   10,741,751         10,250,154
Minority interest                                                               -             97,100

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355
Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645                  -

Commitments and contingencies (Note 11)

Shareholders' equity:
  Preferred stock, $.01 par, 1,000,000 shares authorized,
    none outstanding                                                            -                  -
  Common stock, $.01 par value, 15,000,000
    shares authorized, 527,062 shares issued                                5,271              5,271
  Additional paid-in capital- common stock                              6,218,476          6,218,476
  Accumulated other comprehensive income,
    net of tax of $0.1 million and $0.03 million, respectively            100,323             59,900
  Retained earnings                                                     6,397,550          6,483,150
                                                                     ------------       ------------
          Total shareholders' equity                                   12,721,620         12,766,797
                                                                       ----------       ------------
                                                                     $111,576,605       $111,729,863
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                    4

                                AMCON Distributing Company and Subsidiaries
                          Condensed Consolidated Unaudited Statements of Operations
                            for the three months ended December 2004 and 2003
----------------------------------------------------------------------------------------------------------
                                                                               2004             2003
                                                                           -------------     ------------
Sales (including excise taxes of
 $49.6 million and $45.3 million,
 respectively)                                                             $ 214,386,628    $ 192,571,704

Cost of sales                                                                198,459,240      177,524,964
                                                                           -------------    -------------
     Gross profit                                                             15,927,388       15,046,740
                                                                           -------------    -------------

Selling, general and administrative expenses                                  13,824,366       12,174,928
Depreciation and amortization                                                    662,766          552,582
                                                                           -------------    -------------
                                                                              14,487,132       12,727,510
                                                                           -------------    -------------
     Operating income                                                          1,440,256        2,319,230
                                                                           -------------    -------------
Other expense (income):
  Interest expense                                                               906,201          715,625
  Other                                                                          (59,389)        (430,083)
                                                                           -------------    -------------
                                                                                 846,812          285,542
                                                                           -------------    -------------
Income from continuing operations before income taxes                            593,444        2,033,688

Income tax expense                                                               224,000          744,000

Minority interest in loss, net of tax                                            (97,100)               -
                                                                           -------------    -------------
Income from continuing operations                                                466,544        1,289,688

Loss from discontinued operations, net of income tax benefit
 of $0.3 million and $0.5 million, respectively                                 (479,662)        (775,444)

Preferred stock dividend requirements                                            (72,481)               -
                                                                           -------------    -------------
Net (loss) income available to common shareholders                         $     (85,599)   $     514,244
                                                                           =============    =============
Basic earnings (loss) per share
 available to common shareholders:
   Continuing operations                                                   $        0.75    $        2.44
   Discontinued operations                                                         (0.91)           (1.47)
                                                                           -------------    -------------
Basic earnings (loss) per share available
  to common shareholders                                                   $       (0.16)   $        0.97
                                                                           =============    =============
Diluted earnings (loss) per share
 available to common shareholders:
  Continuing operations                                                    $        0.85    $        2.41
  Discontinued operations                                                          (0.87)           (1.45)
                                                                           -------------    -------------
Diluted earnings (loss) per share available
 to common shareholders                                                    $       (0.02)   $        0.96
                                                                           =============    =============

Weighted average shares outstanding:
  Basic                                                                          527,062          528,165
  Diluted                                                                        547,728          535,549


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                AMCON Distributing Company and Subsidiaries
                         Condensed Consolidated Unaudited Statements of Cash Flows
                             for the three months ended December 2004 and 2003
----------------------------------------------------------------------------------------------------------
                                                                                2004            2003
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations available to common shareholders        $    394,063    $  1,289,688
  Preferred stock dividend requirements                                           72,481               -
                                                                            ------------    ------------
  Income from continuing operations                                              466,544       1,289,688
  Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
     Depreciation                                                                656,294         534,677
     Amortization                                                                 60,936          45,916
     (Gain) loss on sale of fixed assets                                          (7,082)        (14,815)
     (Gain) loss on sale of securities                                                 -        (411,643)
     Deferred income taxes                                                       (45,224)         31,626
     Provision for losses on doubtful accounts                                    51,537          37,055
     Provision for losses on inventory obsolescence                               99,111         220,435
     Minority interest                                                           (97,100)              -
  Changes in assets and liabilities,
    net of effect of acquisitions:
     Accounts receivable                                                       2,618,764       2,793,424
     Inventories                                                                (464,962)       (835,925)
     Other current assets                                                       (456,528)         (5,854)
     Other assets                                                                (28,512)        100,616
     Accounts payable                                                         (5,593,757)      3,490,268
     Accrued expenses and accrued wages, salaries and bonuses                  1,062,542         (95,674)
     Income tax receivable                                                       206,786        (552,656)
                                                                            ------------    ------------
Net cash flows from operating activities - continuing operations              (1,470,651)      6,627,138
Net cash flows from operating activities - discontinued operations              (758,761)     (1,867,962)
                                                                            ------------    ------------
                                                                              (2,229,412)      4,759,176
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                                   (1,520,843)       (390,845)
  Proceeds from sales of fixed assets                                             16,500          55,000
  Proceeds from sales of available-for-sale securities                                 -         457,053
  Other                                                                           (6,476)              -
                                                                            ------------    ------------
  Net cash flows from investing activities - continuing operations            (1,510,819)        121,208
  Net cash flows from investing activities - discontinued operations             (21,569)        (31,278)
                                                                            ------------    ------------
                                                                              (1,532,388)         89,930
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (payments) on bank credit agreements                           13,621,209      (4,745,546)
  Net proceeds from preferred stock issuance                                   1,857,645               -
  Proceeds from borrowings of long-term debt                                   1,272,667               -
  Preferred stock dividends paid                                                 (72,481)              -
  Payments on long-term debt and subordinated debt                           (11,146,920)       (148,482)
  Proceeds from exercise of stock options                                              -             523
  Debt issue costs                                                              (446,643)              -
                                                                            ------------    ------------
  Net cash flows from financing activities - continuing operations             5,085,477      (4,893,505)
  Net cash flows from financing activities - discontinued operations            (835,080)           (690)
                                                                            ------------    ------------
                                                                               4,250,397      (4,894,195)

Net change in cash                                                               488,597         (45,089)

Cash, beginning of period                                                        416,073         668,073
                                                                            ------------    ------------
Cash, end of period                                                         $    904,670    $    622,984
                                                                            ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                  $  1,012,476    $    855,112
  Cash (refunded) paid during the period
    for income taxes                                                            (206,786)        879,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCON Distributing Company and Subsidiaries
         Notes to Condensed Consolidated Unaudited Financial Statements
                           December 2004 and 2003
----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

As more fully described in Note 12, the Company has restated its December 2004 and September 2004 balance sheets in the accompanying condensed consolidated unaudited financial statements to correct classification errors related to the Series A and B Preferred Stock and its revolving credit facility (discussed in Notes 3 and 8, respectively).

In addition, as discussed in Note 13, in March 2005, the Company discontinued the operations of its beverage marketing and distribution business. As a result, the balance sheets as of December 31, 2004 and September 24, 2004 and the statements of operations and statements of cash flows for the fiscal quarters ended December 31, 2004 and December 26, 2003 have been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

Results for the interim period are not necessarily indicative of results to be expected for the entire year.

The accompanying condensed consolidated unaudited financial statements include the accounts of AMCON Distributing Company and its subsidiaries ("AMCON" or the "Company"). As a result of its 85% ownership in Trinity Springs, Inc. (TSI), the Company has included the operating results of TSI in the accompanying consolidated financial statements since the date of acquisition (June 17, 2004) and has presented the 15% non-owned interest in this subsidiary as a minority interest. During the first quarter of fiscal 2005, the Company suspended the allocation of TSI's losses to minority shareholders once their basis was reduced to zero because the minority shareholders have not guaranteed TSI debt or committed additional capital to TSI.

All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. The Company believes that, although the disclosures are adequate to prevent the information presented from being misleading, these condensed consolidated financial statements should be read in conjunction with the Company's amended annual audited consolidated financial statements for the year ended September 24, 2004, as filed with the Securities and Exchange Commission on Form 10-K/A ("2004 Annual Report").

Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

AMCON's fiscal first quarters ended on December 31, 2004 and December 26, 2003. For convenience, the fiscal first quarters of 2005 and 2004 have been indicated as December 2004 and 2003, respectively. During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30. As a result of this change, the first quarter of fiscal 2005 comprises 14 weeks of operations as compared to 13 weeks of operations in the first quarter of fiscal 2004. The additional week of operations increased sales, gross profit and net income by approximately $14.3 million, $0.8 million and $0.1 million, respectively.

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

The following table illustrates the required pro forma effect on income
(loss) and earnings (loss) available to common shareholders and the associated per share amounts assuming the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                             For the three months
                                                ended December
                                          -------------------------
                                              2004          2003
                                          -----------   -----------
Net (loss) earnings
===============================

Net (loss) income available to common
  shareholders, as reported               $   (85,599)  $   514,244

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                 (14,008)      (15,303)
                                          -----------   -----------

Pro forma net (loss) income available
 to common shareholders                   $   (99,607)  $   498,941
                                          ===========   ===========

Net (loss) earnings per share
=========================================

As reported: Basic                        $     (0.16)  $      0.97
                                          ===========   ===========
             Diluted                      $     (0.02)  $      0.96
                                          ===========   ===========

Pro forma:   Basic                        $     (0.19)  $      0.94
                                          ===========   ===========
             Diluted                      $     (0.05)  $      0.93
                                          ===========   ===========

Related Party Transactions
--------------------------
As of December 2004, the Company's subsidiary, TSI, owes a director of the Company $0.5 million on a $1.0 million revolving credit facility extended to TSI in December 2004 with an interest rate of 8% per annum. The director is secured by a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property. The revolving credit line matures on December 14, 2005 at which time principal and accrued interest will be due. Interest incurred during Q1 2005 was insignificant.

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

Assuming the above acquisition had hypothetically occurred on the first day of fiscal 2004 (September 27, 2003) unaudited pro forma consolidated sales, operating income, net loss and net loss per share would have been as follows:

                                      For the three months
                                      ended December 2003
                                      --------------------

Sales                                  $    193,116,977
Operating income                              1,473,166
Net loss available to common
  shareholders                                  (89,277)
Loss per share:
   Basic                               $          (0.17)
   Diluted                             $          (0.17)


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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. As shown in the table under the caption "Ownership of Our Common Stock By Our Directors And Executive Officers And Other Principal Stockholder," in our proxy statement, our executive officers and directors as a group own approximately 64% of the outstanding common stock. Mr. William Wright, who has been AMCON's Chairman of the Board and Chief Executive Officer from the time AMCON was originally founded, beneficially owns 31% of the outstanding common stock without giving effect to shares owned by his adult children. There is an identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Series A Preferred Stock is owned by Mr. Wright and a private equity firm of which Mr. Petersen, one of our long-standing directors, is an owner of a significant portion of the equity. In addition, the Series B Preferred Stock is owned by an institutional investor which has elected its representative to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series A and Series B Preferred Stock is thus in friendly hands with no expectation that there would be any effort by the holders of such preferred stock to seek optional redemption without the Board being supportive of the events that may trigger that right. In view of the foregoing, the Company believes that it is not probable under Rule 5-02.28 of Regulation S-X that either Series A or Series B Preferred Stock will become redeemable in the future as a result of redemption features described above. However, there can be no assurance that this will not occur.

As discussed in Note 12, these financial instruments have been classified as mezzanine financing between long-term debt and shareholders' equity in the balance sheet.

4.  INVENTORIES:

Inventories consisted of the following at December 2004 and September 2004:

                                December        September
                                  2004            2004
                              ------------    ------------
      Finished goods          $ 38,639,814    $ 38,194,478
      Raw materials                945,642         926,237
      LIFO reserve              (4,131,037)     (4,032,147)
                              ------------    ------------
                              $ 35,454,419    $ 35,088,568
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

5.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at December 2004 and September 2004 was as follows:

                                                         December       September
                                                           2004            2004
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    2,155,465       2,155,465
Beverage                                                    358,345         358,345
                                                       ------------    ------------
                                                       $  6,449,741    $  6,449,741
                                                       ============    ============

Other intangible assets at December 2004 and September 2004 consisted of the following:

                                                         December       September
                                                           2004            2004
                                                       ------------    ------------
Trademarks and tradenames                              $  9,686,997    $  9,680,521
Water source                                              2,807,000       2,807,000
Covenants not to compete (less accumulated
  amortization of $872,835 and $843,527)                     47,390          76,698
Favorable leases (less accumulated
  amortization of $349,936 and $340,003)                    136,064         145,997
Customer lists (less accumulated
  amortization of ($47,980 and $26,285)                     539,300         560,995
                                                       ------------    ------------
                                                       $ 13,216,751    $ 13,271,211
                                                       ============    ============

Goodwill, trademarks, tradenames and the water source are considered to have indefinite useful lives, therefore, no amortization is taken on these assets. Impairment of the reporting units carrying these assets is evaluated annually in the Company's fourth fiscal quarter in order to coincide with its budgeting process, unless circumstances dictate earlier evaluation is necessary.

Amortization expense for the intangible assets that are considered to have finite lives was $60,936 and $45,917 for the three months ended December 2004 and 2003, respectively.

Amortization expense related to the amortizing intangible assets held at December 2004 for each of the five years subsequent to September 2004 is estimated to be as follows:
                                     14


                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2005 /1/    2006        2007       2008       2009
                               ---------   ---------   --------   --------   --------
Covenants not to compete       $  47,000   $       -   $      -   $      -   $      -
Favorable leases                  30,000      40,000     40,000     26,000          -
Customer lists                   113,000     117,000    117,000    117,000     92,000
                               ---------   ---------   --------   --------   --------
                               $ 190,000   $ 157,000   $157,000   $143,000   $ 92,000
                               =========   =========   ========   ========   ========

/1/ Fiscal 2005 amortization represents amortization of amortizable intangible assets for the remaining nine months of Fiscal 2005.

6.  EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share available to common shareholders is calculated by dividing (loss) income available to common shareholders by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing (loss) income available to common shareholders by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.
Stock options and potential common stock outstanding at December 2004 and 2003 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 194,195 with an average exercise price of $29.32 and 31,440 with an average exercise price of $39.75, respectively.

                                               For the three months ended December
                                      -------------------------------------------------------
                                                2004                           2003
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         528,165       528,165

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock                                      -        20,666               -         7,384
                                      -----------   -----------     -----------   -----------
3.  Weighted average number of
     shares outstanding                   527,062       547,728         528,165       535,549
                                      ===========   ===========     ===========   ===========

4.  Income from continuing operations $   466,544   $   466,544     $ 1,289,688   $ 1,289,688

    Deduct: preferred stock dividend      (72,481)            -               -             -
     requirements
                                      -----------   -----------     -----------   -----------
    Income from continuing operations
     available to common shareholders     394,063       466,544       1,289,688     1,289,688
                                      ===========   ===========     ===========   ===========

5.   Loss from discontinued
      operations                      $  (479,622)  $  (479,622)    $  (775,444)  $  (775,444)
                                      ===========   ===========     ===========   ===========
6.   Net (loss) income available
      to common shareholders          $   (85,599)  $   (13,078)    $   514,244   $   514,244
                                      ===========   ===========     ===========   ===========
7.   Earnings per share available to
      common shareholders from
      continuing operations           $      0.75   $      0.85     $      2.44   $      2.41
                                      ===========   ===========     ===========   ===========
8.  (Loss) per share available
     to common shareholders from
     from discontinued operations     $     (0.91)  $     (0.87)    $     (1.47)  $     (1.45)
                                      ===========   ===========     ===========   ===========
9.  (Loss) earnings per share
     available to common shareholders $     (0.16)  $     (0.02)    $      0.97   $      0.96
                                      ===========   ===========     ===========   ===========

7.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of (loss) income available to common shareholders per the accompanying condensed consolidated unaudited statements of operations to comprehensive income for the periods indicated:

                                                  For the three months
                                                     ended December
                                               -------------------------
                                                   2004          2003
                                               -----------   -----------
Net (loss) income available to
  common shareholders                          $   (85,599)  $   514,244
Other comprehensive income:
 Unrealized holding gains from
 investments arising during the
 period, net of income tax expense of
 $5,000 in 2003                                          -         7,471
 Reclassification adjustments for
  gains included in net income
  in prior periods, net of income
  tax expense of $145,000 in 2003                        -      (236,741)
 Interest rate swap valuation
  adjustment, net of income tax
  expense $25,000 and $32,000,
  respectively                                      40,423        50,702
                                               -----------   -----------
Comprehensive income (loss)                    $   (45,176)  $   335,676
                                               ===========   ===========

The accumulated balances for each classification of accumulated comprehensive income (loss) is as follows:

                                 Unrealized       Interest       Accumulated
                                  gains on        rate swap       Other
                                 securities        mark-to      Comprehensive
                                                   -market         Income
                                 -------------------------------------------
Balance, September 24, 2004      $   2,638        $  57,262       $   59,900
Current period change                    -           40,423           40,423
                                 ---------        ---------       ----------
Balance, December 31, 2004       $   2,638        $  97,685       $  100,323
                                 =========        =========       ==========

8.  DEBT

CREDIT AGREEMENT
----------------
In order to finance the payment of $6.8 million in subordinated notes related to the Company's acquisition of Health Food Associates, Inc. in 1999 and $4.8 million of long-term debt related to the funding of operations in the beverage segment and TBG, the Company refinanced its existing credit agreement in October 2004. The amended credit agreement provides for a $55.0 million credit limit consisting of a $53.8 million revolving credit line and a $1.2 million term note ("Term Note A"). As payments are made on Term Note A, the revolving credit limit increases accordingly to a maximum of $55.0 million. In addition, the amended credit agreement provided for a separate term loan in the amount of $5.0 million ("Term Note B").

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

At December 2004, the Company had borrowed $0.8 million from a bank of the $1.0 million maximum borrowings intended to finance the purchase of the building and the construction of the addition to the building. The additional $0.2 million of funds are expected to be borrowed in the second and third quarters of fiscal 2005 as the Company completes the addition. The terms of repayment are interest only through July 31, 2005 and then payable in 54 equal monthly installments of principal of $4,100 based on a twenty year amortization schedule with the entire remaining principal due and payable on December 31, 2009. The interest rate is 6.33%.

The Company also arranged the financing of certain equipment expenditures totaling $0.5 million through a loan from a bank, however at December 2004,

the Company has not drawn on these funds. Once drawn upon, the principal payments will be made in 60 equal monthly installments of $8,000 beginning April 1, 2005. The interest rate is 6.33%.

INTEREST RATE SWAPS
-------------------
The Company hedges its variable rate risk on $15.0 million of its borrowings under the Facility by utilizing interest rate swap agreements. The variable interest payable on this amount is subject to interest rate swap agreements which have the effect of converting this amount to fixed rates ranging between 4.38% and 4.87%.

9.  BUSINESS SEGMENTS:

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling and distribution of bottled water and other beverage products. As discussed in Note 13, TBG, a business component of the beverage segment ceased operations on March 31, 2005 and its assets accordingly are included in the "Other" column below. The segments are evaluated on revenue, gross margins, operating income (loss) and income (loss) before taxes.

                                 Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------   ------------   -------------
QUARTER ENDED DECEMBER 2004:
External revenue:
 Cigarettes                    $ 155,561,138    $         -    $         -    $        -    $ 155,561,138
 Confectionery                    14,038,345              -              -             -       14,038,345
 Health food                               -      8,574,131              -             -        8,574,131
 Tobacco, beverage & other        34,240,324              -      2,013,796       (41,106)      36,213,014
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         203,839,807      8,574,131      2,013,796       (41,106)     214,386,628

Depreciation /1/                     291,298        194,531        170,465             -          656,294
Amortization                          21,657         17,583         21,696             -           60,936
Operating income (loss)            2,239,819        137,997       (953,922)       16,362        1,440,256
Interest expense                     261,260        401,501        243,440             -          906,201
Income (loss) before taxes         2,024,309       (249,865)    (1,197,362)       16,362          593,444
Total assets                      70,482,360     17,287,930     21,517,742     2,288,573      111,576,605
Capital expenditures               1,404,329          6,656        109,859        21,568        1,542,412

QUARTER ENDED DECEMBER 2003:
External revenue:
 Cigarettes                    $ 141,234,663    $         -    $         -    $        -    $ 141,234,663
 Confectionery                    12,386,357              -              -             -       12,386,357
 Health food                               -      8,169,000              -             -        8,169,000
 Tobacco, beverage & other        30,100,823              -        727,048       (46,187)      30,781,684
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         183,721,843      8,169,000        727,048       (46,187)     192,571,704

Depreciation /1/                     295,466        195,736         43,475             -          534,677
Amortization                          21,657         24,259              -             -           45,916
Operating income (loss)            2,079,718        277,874          1,344       (39,706)       2,319,230
Interest expense                     294,749        298,681        122,195             -          715,625
Income (loss) before taxes         2,207,135        (12,891)      (120,850)      (39,706)       2,033,688
Total assets                      68,755,348     16,891,332      8,996,338     2,877,564       97,520,582
Capital expenditures                  94,094        110,568        186,183        31,278          422,123

/1/ Includes depreciation reported in cost of sales for the beverage segment.

/2/ Includes charges to operations incurred by discontinued operations and intercompany eliminations.
                                      19


10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005 (fiscal 2006 for AMCON). Management does not believe there will be a significant impact on the Company's results of operations or financial condition as a result of adopting this Statement.

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS
123R), "Share-Based Payment." SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS No. 123R is effective for the Company's fiscal 2006.
Management is currently assessing the impact that this standard will have on the Company's financial position, results of operations and cash flows.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal 2006 for the Company). Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company is currently assessing the impact that this standard will have on the Company's financial position, results of operations and cash flows.

11.  CONTINGENCIES

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

12.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's Form 10-Q for the quarter ended December 31, 2004, management and the Company's Audit Committee determined that the Company would restate its balance sheets as of September 24, 2004 and as of December 31, 2004 to reflect (i) a correction in the classification of Series A (issued in June 2004) and Series B (issued in October 2004) Preferred Stock from permanent equity to mezzanine financing, and (ii) a correction in the classification of its revolving credit facility from long-term to short-term debt. The balance sheet as of September 24, 2004 has been restated on Form 10-K/A filed with the Securities and Exchange Commission.

Under Emerging Issue Task Force ("EITF") Topic No. D-98, "Classification and Measurement of Redeemable Securities," the possibility of a redemption of
securities that is not solely within the control of the issuer   without
regard to probability   requires the security to be classified outside of
permanent equity.  The Certificate of Designation creating the Series A and

Series B Preferred Stock each contain provisions that give the holders the optional right to redeem such stock if either there is a change of control (as defined in the Certificate of Designation) or the Wright Family (as defined in the Certificate of Designation to include William F. Wright, the Company's Chief Executive Officer, Chairman of the Board and largest stockholder) beneficially owns less than 20% of the outstanding shares of common stock. The Company believes it is unlikely that either of those events will occur without support of the Board of Directors since the two owners of the Series A Preferred Stock and the sole owner of the Series B Preferred Stock each have a representative on the Board of Directors, the interests of the Company and those representatives are aligned, and the aggregate ownership of all of the Board members is in excess of two-thirds of the outstanding shares of common stock. However, there can be no assurance that this will not occur.

EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," requires borrowings under an agreement that includes both a subjective acceleration clause and a lock-box arrangement to be classified as short-term indebtedness. Because the Company's agreement contains both of these features, the borrowings have been restated to be classified as short-term for December 2004. The lending banks and the Company amended the revolving loan agreement after the Company's second fiscal quarter of 2005 to replace the lockbox provision with a springing lockbox arrangement that would require the Company's cash to be placed in a lockbox account that would be used to automatically pay down the revolving indebtedness subsequent to an event of default. EITF 95-22, nevertheless, requires the correction to the classification of the revolving credit facility for reports filed prior to such amendment to the revolving loan agreement.

These restatements do not impact amounts already reported as sales, net income (loss) available to common shareholders or earnings (loss) per share, nor will they result in a default under any provisions in the credit agreement.

A summary of the significant effects of the restatement is as follows:

                                                                 December 31, 2004
                                            ------------------------------------------------------------
                                                  Retroactive
                                                               effect of
                                                              discontinued
                                            As previously     operations -                       As
                                        reported         See Note 13      Restatement    restated
                                            -------------    -------------   --------------  -----------
Current liabilities                         $  29,512,070      $         -    $   50,877,089  $80,389,159
Long-term debt, less current portion           61,622,121           (3,281)      (50,877,089)  10,741,751
Series A cumulative, convertible
   preferred stock, $.01 par value
   100,000 authorized and issued,
   liquidation preference
   $25.00 per share                                     -                -         2,438,355    2,438,355
Series B cumulative, convertible
   preferred stock, $.01 par value
   80,000 authorized and issued,
   liquidation preference
   $25.00 per share                                     -                -         1,857,645    1,857,645
Shareholders' equity                           17,017,620                -        (4,296,000)  12,721,620


13.  SUBSEQUENT EVENT

The Beverage Group, Inc.
------------------------
Effective March 31, 2005, the Company's subsidiary, The Beverage Group, Inc. ("TBG") which comprised the beverage marketing and distribution business portion component of the beverage segment, ceased on-going operations due to recurring losses since its December 2002 inception. All TBG employees were terminated effective March 31, 2005 and the Company outsourced various responsibilities in order to maximize the value of the assets by collecting receivables and evaluating its payables. In addition, management is working to sell the remaining TBG inventory to unrelated beverage companies, distributors or liquidators. Our water bottling manufacturing subsidiaries in Hawaii (HNWC) and Idaho (TSI), which are also part of the beverage segment, were unaffected.

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

Sales from the discontinued operations, which have been excluded from income
(loss) from continuing operations in the accompanying condensed consolidated unaudited statements of operations for the three month periods ended December 31, 2004 and December 26, 2003, are presented below. The effects of the discontinued operations on net (loss) income available to common shareholders and per share data are reflected within the accompanying condensed consolidated unaudited statements of operations.

                                                      Three months ended
                                                            December
                                                   --------------------------
                                                       2004          2003
                                                   -----------   ------------
Sales                                              $   791,839   $    465,413













The carrying amount of the major classes of assets and liabilities that are included in the disposal group are as follows (in millions):

                                                           December              September
                                                             2004                  2004
                                                          ----------            ----------
Accounts receivable                                       $      0.8            $      0.5
Inventories                                                      1.2                   1.4
                                                          ----------            ----------
Total current assets of discontinued operations           $      2.0            $      1.9
                                                          ==========            ==========

Fixed assets                                              $      0.2            $      0.1
                                                          ==========            ==========

Accounts payable                                          $      0.3            $      0.6
Accrued expenses                                                 0.7                   0.7
Current portion of long-term debt                                  -                   0.9
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      1.0            $      2.2
                                                          ==========            ==========

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our amended 2004 Annual Report to Shareholders on Form 10-K/A for the fiscal year ended September 24, 2004 filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during fiscal 2005.

RESTATEMENT

As discussed in Note 12 to the condensed consolidated financial statements, subsequent to the issuance of the Company's Form 10-Q for the quarter ended December 31, 2004, management and the Company's Audit Committee determined that the Company would restate its balance sheets as of September 24, 2004 and as of December 31, 2004 to reflect (i) a correction in the classification of Series A (issued in June 2004) and Series B (issued in October 2004) Preferred Stock from permanent equity to mezzanine financing, and (ii) a correction in the classification of its revolving credit facility from long-term to short-term debt. The balance sheet as of September 24, 2004 has been restated on Form 10-K/A filed with the Securities and Exchange Commission.

Under Emerging Issue Task Force ("EITF") Topic No. D-98, "Classification and Measurement of Redeemable Securities," the possibility of a redemption of
securities that is not solely within the control of the issuer   without
regard to probability   requires the security to be classified outside of
permanent equity. The Certificates of Designation creating the Series A and Series B Preferred Stock each contain provisions that give the holders the optional right to redeem such stock if either there is a change of control (as defined in the Certificates of Designation) or the Wright Family (as defined in the Certificates of Designation to include William F. Wright, the Company's Chief Executive Officer, Chairman of the Board and largest stockholder) beneficially owns less than 20% of the outstanding shares of common stock. The Company believes it is unlikely that either of those events will occur without support of the Board of Directors since the two owners of the Series A Preferred Stock and the sole owner of the Series B Preferred Stock each have a representative on the Board of Directors, the interests of the Company and those representatives are aligned, and the aggregate ownership of all of the Board members is in excess of two-thirds of the outstanding shares of common stock. However, there can be no assurance that this will not occur.

EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement," requires borrowings under an agreement that includes both a subjective acceleration clause and a lock-box arrangement to be classified as short-term indebtedness. Because the Company's agreement contains both of these features, the borrowings have been restated to be classified as short-term for December 2004. The lending banks and the Company amended the revolving loan agreement after the Company's second fiscal quarter of 2005 to replace the lockbox provision with a springing lockbox arrangement that would require the Company's cash to be placed in a lockbox account that would be used to automatically pay down the revolving indebtedness only in the instance of an event of default. EITF 95-22, nevertheless, requires the correction to the classification of the revolving credit facility for reports filed prior to such amendment to the revolving loan agreement.

These restatements do not impact amounts already reported as sales, net income (loss) available to common shareholders or earnings (loss) per share, nor will they result in a default under any provisions in the credit agreement.

A summary of the significant effects of the restatement is as follows:

                                                                  December 31, 2004
                                             ------------------------------------------------------------
                                                               Retroactive
                                                               effect of
                                                              discontinued
                                            As previously     operations -      Restatement      As
                                               reported        See Note 13      See Note 12    restated
                                            -------------    -------------   --------------  -----------
Current liabilities                         $  29,512,070      $         -    $   50,877,089  $80,389,159
Long-term debt, less current portion           61,622,121           (3,281)      (50,877,089)  10,741,751
Series A cumulative, convertible
   preferred stock, $.01 par value
   100,000 authorized and issued,
   liquidation preference
   $25.00 per share                                     -                -         2,438,355    2,438,355
Series B cumulative, convertible
   preferred stock, $.01 par value
   80,000 authorized and issued,
   liquidation preference
   $25.00 per share                                     -                -         1,857,645    1,857,645
Shareholders' equity                           17,017,620                -        (4,296,000)  12,721,620

DISCONTINUED OPERATIONS

In March 2005, the Company discontinued the operations of its beverage marketing and distribution business. As a result, the balance sheets as of December 31, 2004 and September 24, 2004 and the statements of operations and statements of cash flows for the fiscal quarters ended December 31, 2004 and December 26, 2003 have been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

The accompanying management discussion and analysis and results of operations give effect to the restatements and to the discontinued operations subsequent event.

COMPANY OVERVIEW - FIRST FISCAL QUARTER 2005

AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain

                                    26
regions of the United States. In addition, AMCON operates thirteen retail health food stores and a non-alcoholic beverage business that includes natural spring and geothermal water bottling operations in Hawaii and Idaho. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries.

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

   - experienced a 11.3% increase in sales compared to the first quarter of fiscal 2004 primarily due to the extra week of operations which resulted from the change in reporting periods from fiscal month to calendar month.

   - recognized a loss per diluted common share of $0.02 for the three months ended December 2004 compared to earnings per diluted common share of $0.96 in the same period of the prior year.

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

Beverage Segment
----------------
With the discontinuation of The Beverage Group, Inc. in March 2005, which comprised the beverage marketing and distribution business portion of the beverage segment, the segment now consists of Hawaiian Natural Water Co., Inc. ("HNWC") and ("TBG") and Trinity Springs, Inc. ("TSI"). HNWC completed the construction of an expanded warehouse and packaging building at our plant on the Big Island in Hawaii in the first quarter of fiscal 2004 and management is hopeful that HNWC will now generate profits as we focus on expansion of our markets and take advantage of the new operations. In addition, the acquisition of a purified water bottling operations on the island of Oahu in Hawaii ("Nesco Hawaii") in Q4 2004 will better able us to compete in the private label water bottling channel and diversify our water production to include premium spring water and purified water. TSI, acquired in June 2004, bottles and sells geothermal bottled water and a natural mineral supplement. The company, which is an 85% owned subsidiary of AMCON, is now headquartered in Boise, Idaho. The TSI water and mineral supplements are currently sold primarily in health food stores where they represent the number one selling water products. The Company plans to extend the distribution channels for this water and mineral supplement outside the health food market.

Discontinued Operations
-----------------------
In management's discussion and analysis of the results of operations for Q1 2005 compared to Q1 2004, TBG's sales, gross profit (loss), selling, general and administrative, depreciation and amortization, interest, other expenses and income tax benefit have been aggregated and reported as a loss from discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and is therefore not a component of the discussion of the aforementioned items.


RESULTS OF OPERATIONS

AMCON's fiscal first quarters ended on December 31, 2004 and December 26, 2003. For ease of discussion, these fiscal quarters are referred to herein as December 2004 and 2003, respectively or Q1 2005 and Q1 2004, respectively.

Comparison of the three months ended December 2004 and 2003
-----------------------------------------------------------

SALES

Sales for Q1 2005 increased 11.3%, or $21.8 million, compared to Q1 2004. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.7 million and $3.3 million, for Q1 2005 and Q1 2004, respectively. The increase in sales by business segment from Q1 2004 to Q1 2005 is as follows:

    Wholesale distribution segment        $ 20.1  million
    Retail health food stores segment        0.4  million
    Beverage segment                         1.3  million
    Intersegment eliminations                  -  million
                                          ------
                                          $ 21.8  million
                                          ======

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

The beverage segment accounted for $2.0 million in sales for Q1 2005 compared to $0.7 million in Q1 2004. TSI, which was acquired in June 2004, accounted for $0.7 of the increase in sales. The addition of Nesco Hawaii increased sales in Q1 2005 by $0.3 million. The remaining increase is primarily due to increased sales of Hawaiian Natural spring water, due to completion of plant construction in 2004 and a change to a new distributor in the Hawaii market in 2004 which added $0.1 million to sales. The extra week of operations in Q1 2005 resulting from the change in the Company's monthly reporting period which increased sales by $0.2 million as compared to Q1 2004.


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

Gross profit increased 5.9%, or $0.9 million, in Q1 2005 as compared to Q1 2004. Gross profit as a percent of sales decreased to 7.4% in Q1 2005 compared to 7.8% in Q1 2004. Gross profit by business segment is as follows:
(dollars in millions)

                                             Quarter ended
                                                December
                                            ----------------    Incr
                                             2004      2003    (Decr)
                                            ------    ------    -----
    Wholesale distribution segment          $ 12.2    $ 11.5    $ 0.7
    Retail health food stores segment          3.4       3.4      0.0
    Beverage segment                           0.3       0.1      0.2
                                            ------    ------    -----
                                            $ 15.9    $ 15.0    $ 0.9
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

Gross profit for the beverage segment increased in Q1 2005 primarily due to the incremental sales from TSI and Nesco Hawaii which were acquired in June 2004 and July 2004, respectively.




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

In Q1 2005, operating expense increased 13.8% or approximately $1.8 million in Q1 2005 compared to Q1 2004. The increase is primarily related to the extra week of operations which increased the amount of payroll and certain other expenses during Q1 2005 as compared to Q1 2004 and the addition of TSI in June 2004 which added $1.0 million of additional operating expenses. In addition, the wholesale business had increases in bad debt expense and
professional fees.   The retail health food segment's operating expense
increased slightly ($0.1 million) as a result of the additional week in Q1
2005.

As a result of the above, operating income for Q1 2005 decreased $0.9 million compared to Q1 2004.

INTEREST EXPENSE

Interest expense for Q1 2005 increased 26.6%, or $0.2 million, during Q1 2005. The increase was primarily due to increases in the prime rate, which under the terms of the amended and restated credit facility, is the rate at which the Company primarily borrows and an increase in the Company's average borrowings of approximately $14.7 million. On average, the Company's borrowing rates on its variable rate debt were 0.95% higher in Q1 2005 as compared to Q1 2004.

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


DISCONTINUED OPERATIONS

Effective March 31, 2005, the Company's beverage marketing and distribution business, TBG, ceased on-going operations due to recurring losses since its December 2002 inception. In Q1 2005, TBG incurred a net loss, net of tax of $0.5 million as compared to a net loss, net of tax of $0.8 million for the comparable period in fiscal 2004.

The balance sheets as of December 31, 2004 and September 24, 2004 and the statements of operations and statements of cash flows for the fiscal quarters ended December 31, 2004 and December 26, 2003 have been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
The Company requires cash to pay its operating expenses, purchase inventory and make capital investments and acquisitions of businesses. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings, as necessary. During the three months ended December 31, 2004, the Company used $2.2 million of cash from operating activities, primarily the result of quicker accounts receivable turns and an increase in accrued expenses offset by a reduction of our accounts payable. Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, in the circumstance where we are "buying-in" to obtain favorable terms on particular product or to maintain our LIFO layers, we may have to retain the inventory for a period longer than the payment terms. This generates cash outflow from operating activities that we expect to reverse in a later period. Additionally, during the summer, which is our busiest time of the year, we generally carry larger inventory back stock to ensure high fill rates to maintain customer satisfaction. Our inventory levels fluctuate, but are usually at their highest levels in the third and fourth fiscal quarters. We generally experience reductions in inventory levels during the first fiscal quarter, as compared to year end, and maintain these levels until the beginning of the third fiscal quarter when we begin building for increased summer business.

Cash of $1.5 million was utilized in investing activities during the Q1 2005 for capital expenditures primarily related to the purchase of a building so that we could relocate one of our wholesale distribution facilities. A significant portion of the cash flows used in investing activities were financed through the real estate term debt discussed below.

The Company generated net cash of $4.3 million from financing activities in Q1 2005 primarily from borrowings of $14.9 million on bank credit agreements and other long-term debt arrangements and the private placement of $1.9 million of Series B Convertible Preferred Stock (net of costs incurred to issue the securities). Cash of $12.0 million was used in financing activities in Q1 2005 to pay down revolving lines of credit totaling $4.8 million used to fund our beverage segment and TBG, $6.8 million in subordinated debt in the retail segment and other long-term debt totaling $0.4 million. During Q1 2005, $0.1 million was used to pay dividends on preferred stock and $0.4 million was used to pay for costs incurred to amend and restate our revolving credit facility.

As of December 2004, the Company had cash on hand of $0.9 million and negative working capital (current assets less current liabilities) of $10.9 million. This compares to cash on hand of $0.4 million and negative working capital of $11.9 million as of September 2004. The Company's working capital is significantly impacted by the classification of the revolving credit facility as a short-term obligation even though the New Facility does not expire until April 2007. The amounts on the credit facility (including the revolving credit facility, $1.2 million Term A and $5.0 million Term B Notes) classified as current were $58.4 million and $44.8 million at December 31, 2004 and September 24, 2004, respectively. The Company expects that the revolving credit facility would be reduced through net payments on the revolver of approximately $5.0 million at both reporting periods and that working capital would be increased by the incremental difference. The Company's ratio of debt to equity is 5.68 at December 2004 compared to 5.37 in September 2004. For purposes of this calculation, the Series A and Series B Preferred Stock and other long-term liabilities (the water royalty) are excluded.

The Company's maximum revolving credit limit on the New Facility was $53.8 million at December 31, 2004, however the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. On December 31, 2004, the balance on the facility was $52.3 million. Based on our collateral and the loan limits, there was approximately $0.6 million of availability at December 31, 2004. During the three months ended December 31, 2004 our peak borrowing was $52.9 million, our average borrowings were $47.5 million and our average availability was $4.7 million. Our availability to borrow under the New Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on the collateralized assets.

The Company believes that funds generated from operations, supplemented as necessary with funds available under the New Facility will provide sufficient liquidity for the operation of its wholesale and retail businesses for the next twelve months. Management is presently negotiating with the lenders to bring TSI into the Company's revolving credit facility and with investors to privately place additional debt or equity to provide additional funding for TSI. Although management is optimistic that additional financing will be committed, the ultimate outcome of this financing is not certain at this time. If the Company is unable to raise the additional funds in the near future, plans for growth within TSI would be negatively impacted and could potentially impact the carrying value of the business.

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

Contractual Obligations
-----------------------
The following table summarizes our outstanding contractual obligations and commitments as of December 2004. Significant changes to this schedule since fiscal year end 2004, that are reflected below, are the amendment to the $55.0 million credit facility to include a $1.2 million term note ("Term Note A") which reduces the amount available under the $55.0 million revolving limit by the amount outstanding under Term Note A, to include the subsidiaries, except TSI, as borrowers and to payoff $4.8 million of revolving credit related to our beverage segment and TBG. In addition, the Company obtained a $5.0 term note ("Term Note B") which was used in addition to funds raised from the Series B Convertible Preferred Stock offering to retire $6.8 million of subordinated debt at the retail health food segment. (Amounts in thousands):

                                           Payments Due By Period
                        --------------------------------------------------------------------
   Contractual                      Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Obligations            Total      2005/1/    2006      2007     2008     2009   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------
Long-term debt/2/       $  71,185  $  7,806  $ 16,087  $44,040  $   563  $ 2,084   $     605
Subordinated debt           1,076     1,076         -        -        -        -           -
Interest on long-term
 and subordinated
 debt/3/                    8,492     2,948     3,371    1,630      184      346          13
Operating leases           19,108     4,037     4,489    2,712    1,963    1,505       4,402
Minimum water royalty/4/    4,114       155       288      288      288      288       2,807
                        ---------  --------  --------  -------  -------  -------   ---------
Total                   $ 103,975  $ 16,022  $ 24,235  $48,670  $ 2,998  $ 4,223   $   7,827
                        =========  ========  ========  =======  =======  =======   =========

                          Total
   Other Commercial      Amounts    Fiscal    Fiscal    Fiscal   Fiscal   Fiscal
   Commitments          Committed    2005/1/   2006      2007     2008     2009   Thereafter
------------------      ---------  --------  --------  -------  -------  -------  ----------
Lines of credit (LOC)   $  56,000  $      -  $  1,000  $55,000  $     -  $     -  $        -
LOC in use                (53,931)        -      (500) (53,431)       -        -           -
                        ---------  --------  --------  -------  -------  -------  ----------
LOC available               2,069         -       500    1,569        -        -           -
Water source guarantee      5,000         -         -        -        -        -       5,000
Letters of credit             837       837         -        -        -        -           -
                        ---------  --------  --------  -------  -------  -------  ----------
Total                   $   7,906  $    837  $    500  $ 1,569  $     -  $     -   $   5,000
                        =========  ========  ========  =======  =======  =======   =========

     /1/ Includes remaining payments scheduled to be made in the last nine months of fiscal 2005.

     /2/  Includes principal portion of capital leases totaling $1.3 million.

     /3/ Represents estimated interest payments on long-term debt, including capital leases and subordinated debt. Certain obligations contain variable interest rates. For illustrative purposes, the Company has projected future interest payments assuming that interest rates will remain unchanged and additionally, that the outstanding revolving credit facility balance will be reduced by $5.0 million in Fiscal 2005 and 2006 with the remaining principal falling due when the agreement expires in April 2007

     /4/ Fiscal 2005 - 2009 represent the annual minimum water royalty and the balance thereafter represents the minimum water royalty in perpetuity. Both amounts are representative of the present value of the obligation reflected in our balance sheet together with the imputed interest portions of required payments.

Credit Agreement
-------------------
The Company's primary source of borrowing for liquidity purposes is its credit facility with LaSalle Bank (the "Facility"). As of December 2004, the outstanding balance on the Facility was $58.4 million including Term Note A ($1.2 million) and Term Note B ($5.0 million). In October 2004, the Facility was amended (the "New Facility") to transfer $1.2 million of revolving debt to term debt and add the subsidiaries, except TSI, as borrowers. The New Facility bears interest at a variable rate equal to the bank's base rate, which was 5.25% at December 2004. The Company may, however, select a rate equal to LIBOR plus 2.50%, for an amount of the New Facility up to $15.0 million which relates to our swap agreements. The New Facility continues to restrict borrowings for intercompany advances to TBG and TSI to $1.0 million in the aggregate and to the retail health food subsidiaries and HNWC to $0.9 million in the aggregate in fiscal 2005 and $0.1 million in the aggregate in subsequent years.

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

Cross Default and Co-Terminus Provisions
----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Gold Bank (the "Gold Bank Loans"), who is also a participant lender on the Company's revolving line of credit. The Gold Bank Loans contain cross default provisions which cause all loans with Gold Bank to be considered in default if any one of the loans where Gold Bank is a lender, including the revolving credit facility, is in default. Since Gold Bank approved the waivers of the covenant violations in the Facility, the Gold Bank Loans are not considered to be in default.

In addition, the Gold Bank Loans contain co-terminus provisions which require all loans with Gold Bank to be paid in full if any of the loans are paid in full prior to the end of their specified terms.


CERTAIN ACCOUNTING CONSIDERATIONS

In December 2004, the FASB issued Statement No. 123 (revised 2004) (SFAS
123R), "Share-Based Payment." SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS No. 123R is effective for the Company's fiscal 2006.
Management is currently assessing the impact that this standard will have on the Company's financial position, results of operations and cash flows.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt. At December 2004, we had $43.4 million of variable rate debt outstanding (excluding $15.0 million variable rate debt which is fixed through the swaps described below), with maturities through April 2007. The interest rate on this debt was 5.25% at December 2004. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.4 million for each 1% change in our lender's prime interest rate.

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

As more fully described in Note 12 of the Company's condensed consolidated unaudited financial statements for the period ended December 2004, the Company has restated its December 2004 consolidated balance sheet to correct classification errors of the Series A and B Preferred Stock and the Company's revolving credit facility. The Company's Chief Executive Officer and Chief Financial Officer concluded that a material weakness (as defined under standards established by the American Institute of Certified Public Accountants) existed in the Company's disclosure controls and procedures with respect to the application of accounting guidance contained in certain Emerging Issues Task Force Applications ("EITFs") and other accounting standards relating to the Company's recent financing transactions. This material weakness resulted in the restatements described above. The Company has enhanced the training of our accounting staff and required periodic review of a wider variety of current technical accounting literature to obtain a reasonable level of assurance that all appropriate accounting guidance is applied to the classification of indebtedness it incurs and equity securities it issues which we believe has corrected this material weakness.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In October 2004, the Company completed a $2.0 million private placement of Series B Convertible Preferred Stock representing 80,000 shares at $25.00 per share which was primarily used in part to fund subordinated debt obligations of the Company. The Series B Convertible Preferred Stock is senior to the Company's outstanding common stock and provides for preferential treatment for preferred shareholders in the event of distributions, proceeds upon liquidation of the Company or the redemption of the stock.

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

This transaction was affected in reliance upon exemption for securities registration provided by Section 4(ii) of the Securities Act of 1933 and Rule 506 of Regulation (D) thereunder.

Item 3.  Defaults Upon Senior Securities

During the fiscal quarter ended December 2004, our minimum tangible net worth dropped below that required by the New Facility. LaSalle has waived this default and we have entered into an amendment to the Credit Agreement effective December 31, 2004 which reduced the minimum tangible net worth covenant requirement to $1.5 million to September 29, 2005 and $2.5 million thereafter, and redefined and reduced the minimum fixed charge coverage ration to 0.7 million for the remainder of fiscal 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submission of matters to a vote of security holders to be reported during the first quarter ended December 31, 2004.

Item 5.  Other Information

There is no other information to be reported during the first quarter ended December 31, 2004.


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

4.2 Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.3 Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.4 Securities Purchase Agreement dated June 17, 2004 between AMCON Distributing Company, William F. Wright and Draupnir, LLC (incorporated by reference to Exhibit 4.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.5 Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.1 Amended and Restated Loan and Security Agreement, dated September 30, 2004, between the Company and LaSalle National Bank, as agent (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.2 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)

10.3 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)

10.4 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)*

10.5 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)*

10.6  Director and Officer Compensation (incorporated by reference to Exhibit
      10.8 of AMCON's Quarterly Report on Form 10-Q filed on May 27, 2005)


10.7 Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)*

10.8 Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)*

10.9 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit
      10.13 of AMCON's Quarterly Report on Form 10-Q filed on August 11,
      2003)

10.10 Swap Transaction Confirmation ($10,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.11 Swap Transaction Confirmation ($5,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.12 Promissory Note ($2,828,440), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit
      10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.13 Promissory Note ($500,000), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit
      10.16 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.14 Security Agreement, dated June 17, 2004 by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs,Ltd.(incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.15 Shareholders Agreement, dated June 17,2004, by and between TSL Acquisition Corp, AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.18 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.16 Guaranty and Suretyship Agreement, dated June 17, 2004, by and between AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.19 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.17 Mortgage, dated June 17, 2004, by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.(incorporated by reference to Exhibit 10.20 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)



10.18 Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.19 Unconditional Guaranty, dated as of September 30, 2004 between William
      F. Wright and LaSalle Bank, N.A.(incorporated by reference to Exhibit
      3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.20 Secured Promissory Note ($1,000,000), dated December 14, 2004, issued by Trinity Springs, Inc. to Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.21 Modification and Extension of Second Lien Commercial Mortgage, Assignment of Leases and Rents, and Fixture Filing, dated as of December 14, 2004 between Trinity Springs, Inc. and Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.22 Term Real Estate Promissory Note, dated December 21, 2004, issued by AMCON Distributing Company to Gold Bank (incorporated by reference to Exhibit 10.21 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)

10.23 Term Equipment Promissory Note, dated December 21, 2004 issued by AMCON Distributing Company to Gold Bank (incorporated by reference to Exhibit
      10.22 of AMCON's Quarterly Report on Form 10-Q filed on February 14,
      2005)

10.24 One Hundred Eighty Day Redemption Mortgage and Security Agreement by and between AMCON Distributing Company and Gold Bank (incorporated by reference to Exhibit 10.23 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)

10.25 Security Agreement by and between AMCON Distributing Company and Gold Bank (incorporated by reference to Exhibit 10.24 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)

11.1 Statement re: computation of per share earnings (incorporated by reference to footnote 4 to the financial statements which are incorporated herein by reference to Item 1 of Part I herein)

14.1 Code of Ethics for Principal Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of AMCON's Annual Report on Form 10-K filed on December 24, 2003)

31.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

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

* Represents management contract or compensation plan or arrangement.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     August 19, 2005          /s/ William F. Wright
          -----------------        -----------------------------
                                   William F. Wright
                                   Chairman of the Board and
                                     Principal Executive Officer


Date:     August 19, 2005          /s/ Michael D. James
          -----------------        -----------------------------
                                   Michael D. James
                                   Treasurer & CFO and
                                     Principal Financial and
                                     Accounting Officer

