Form 10-Q
period 2005-06-30
AMCON DISTRIBUTING CO
filed 2005-08-22
CIK 928465

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005

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

The Registrant had 527,062 shares of its $.01 par value common stock outstanding as of August 15, 2005.


                                                                Form 10-Q
                                                               3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated unaudited balance sheets at
          June 2005 and September 2004                                    3

          Condensed consolidated unaudited statements of operations
          for the three and nine months ended June 2005 and 2004          4

          Condensed consolidated unaudited statements of cash flows
          for the nine months ended June 2005 and 2004                    5

          Notes to condensed consolidated unaudited
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  28

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     44

Item 4.   Controls and Procedures                                        45

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              45

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    47

Item 3.   Defaults Upon Senior Securities                                47

Item 4.   Submission of Matters to a Vote of Security Holders            47

Item 5.   Other Information                                              47

Item 6.   Exhibits                                                       48











PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                             Condensed Consolidated Unaudited Balance Sheets
                                     June 2005 and September 2004
-------------------------------------------------------------------------------------------------------
                                                                       June 2005       September 2004
                                                                      ------------     --------------

ASSETS
Current assets:
  Cash                                                               $    368,439       $    416,073
  Accounts receivable, less allowance for doubtful
    accounts of $0.5 million and $0.6 million, respectively            32,774,595         29,109,826
  Inventories                                                          28,939,608         35,088,568
  Income tax receivable                                                   972,180          1,162,625
  Deferred income taxes                                                 3,780,391          2,548,391
  Current assets of discontinued operations                               196,986          1,941,950
  Other                                                                 1,173,787            635,841
                                                                     ------------       ------------
          Total current assets                                         68,205,986         70,903,274

Fixed assets, net                                                      20,643,218         19,951,664
Goodwill                                                                6,915,657          6,449,741
Other intangible assets                                                12,584,945         13,271,211
Noncurrent assets from discontinued operations                                  -            143,670
Other assets                                                            1,570,434          1,010,303
                                                                     ------------       ------------
                                                                     $109,920,240       $111,729,863
                                                                     ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 15,049,284       $ 17,180,649
  Accrued expenses                                                      4,567,095          3,800,506
  Accrued wages, salaries and bonuses                                   1,787,371          1,365,837
  Current liabilities of discontinued operations                          781,779          2,166,414
  Current portion of credit facility                                    6,532,000         44,809,814
  Current portion of long-term debt                                     1,082,237          5,574,397
  Current portion of long-term debt due related parties                 1,500,000                  -
  Current portion of subordinated debt                                     80,000          7,876,219
                                                                     ------------       ------------
          Total current liabilities                                    31,379,766         82,773,836
                                                                     ------------       ------------

Credit facility, less current portion                                  49,255,696                  -
Deferred income taxes                                                     619,410            593,018
Noncurrent liabilities of discontinued operations                               -              3,603
Other long-term liabilities                                             2,807,000          2,807,000
Long-term debt, less current portion                                   10,881,659         10,250,154
Minority interest                                                               -             97,100

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
   80,000 authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645                  -

Commitments and contingencies (Note 10)

Shareholders' equity:
 Preferred stock, $.01 par value, 1,000,000 authorized,
    none outstanding                                                            -                  -
  Common stock, $.01 par value, 3,000,000
    shares authorized, 527,062 shares issued                                5,271              5,271
  Additional paid-in capital                                            6,218,476          6,218,476
  Accumulated other comprehensive income,
    net of tax of $0.1 million, respectively                              102,962             59,900
  Retained earnings                                                     4,354,000          6,483,150
                                                                     ------------       ------------
          Total shareholders' equity                                   10,680,709         12,766,797
                                                                     ------------       ------------
                                                                     $109,920,240       $111,729,863
                                                                     ============       ============
The accompanying notes are an integral part of these condensed consolidated financial statements.
                                   3

                                    AMCON Distributing Company and Subsidiaries
                              Condensed Consolidated Unaudited Statements of Operations
                           for the three and nine month periods ended June 2005 and 2004
---------------------------------------------------------------------------------------------------------
                                                  For the three months            For the nine months
                                                       ended June                     ended June
                                            -----------------------------   -----------------------------
                                                2005            2004            2005            2004
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of
  $50.1 million and $50.3 million, and
  $145.2 million and $141.3 million,
  respectively)                             $ 216,866,087   $ 218,101,848   $ 625,300,569   $ 603,645,241

Cost of sales                                 201,251,586     202,879,446     579,946,842     559,691,237
                                            -------------   -------------   -------------   -------------
     Gross profit                              15,614,501      15,222,402      45,353,727      43,954,004
                                            -------------   -------------   -------------   -------------
Selling, general and administrative
  expenses                                     13,693,711      12,974,551      41,245,710      37,760,408
Depreciation and amortization                     636,599         541,544       1,932,304       1,648,141
                                            -------------   -------------   -------------   -------------
                                               14,330,310      13,516,095      43,178,014      39,408,549
                                            -------------   -------------   -------------   -------------
    Operating income                            1,284,191       1,706,307       2,175,713       4,545,455
                                            -------------   -------------   -------------   -------------
Other expense (income):
  Interest expense                                942,585         734,222       2,746,328       2,193,859
  Other                                           (32,827)       (108,797)        (48,679)       (555,524)
                                            -------------   -------------   -------------   -------------
                                                  909,758         625,425       2,697,649       1,638,335
                                            -------------   -------------   -------------   -------------
Income (loss) from continuing operations
 before income taxes                              374,433       1,080,882        (521,936)      2,907,120

Income tax expense (benefit)                      138,000         410,000        (203,000)      1,072,000

Minority interest in loss, net of tax                   -               -         (97,100)              -
                                            -------------   -------------    ------------   -------------
Income (loss) from continuing operations          236,433         670,882        (221,836)      1,835,120

Loss from discontinued operations, net of
 income tax benefit of $0.2 million,
 $0.6 million, $1.0 million and $1.6 million,
 respectively                                    (318,257)       (935,642)     (1,687,541)     (2,687,385)

Preferred stock dividend requirements             (74,053)              -        (219,773)              -
                                            -------------   -------------   -------------   -------------
Net loss available to common shareholders   $    (155,877)  $    (264,760)  $  (2,129,150)  $    (852,265)
                                            =============   =============   =============   =============
Basic earnings (loss) per share
 available to common shareholders:
   Continuing operations                    $        0.30   $        1.27   $       (0.84)  $        3.47
   Discontinued operations                          (0.60)          (1.77)          (3.20)          (5.08)
                                            -------------   -------------   -------------   -------------
Basic loss per share available
  to common shareholders                    $       (0.30)  $       (0.50)  $       (4.04)  $       (1.61)
                                            =============   =============   =============   =============
Diluted earnings (loss) per share
 available to common shareholders:
  Continuing operations                     $        0.43   $        1.25   $       (0.84)  $        3.42
  Discontinued operations                           (0.58)          (1.74)          (3.20)          (5.01)
                                            -------------   -------------   -------------   -------------
Diluted loss per share available
 to common shareholders                     $       (0.15)  $       (0.49)  $       (4.04)  $       (1.59)
                                            =============   =============   =============   =============
Weighted average shares outstanding:
  Basic                                           527,062         527,671         527,062         528,010
  Diluted                                         549,264         537,150         527,062         536,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMCON Distributing Company and Subsidiaries
                          Condensed Consolidated Unaudited Statements of Cash Flows
                             for the nine month periods ended June 2005 and 2004
---------------------------------------------------------------------------------------------------
                                                                           2005            2004
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations
    available to common shareholders                                   $   (441,609)   $  1,835,120
  Preferred stock dividend requirements                                     219,773               -
                                                                       ------------    ------------
 Income (loss) from continuing operations                                  (221,836)      1,835,120
  Adjustments to reconcile loss income from continuing operations to net cash flows from operating activities:
     Depreciation                                                         1,884,414       1,613,259
     Amortization                                                           211,280         134,399
     (Gain) loss on sale of fixed assets                                    (20,361)         17,006
     (Gain) loss on sale of securities                                            -        (507,418)
     Deferred income taxes                                               (1,205,608)        (75,938)
     Provision for losses on doubtful accounts                              259,080          63,645
     Provision for losses on inventory obsolescence                         237,167         289,196
     Minority interest                                                      (97,100)              -
     Impairment of assets held for sale                                      77,680               -
  Changes in assets and liabilities,
    net of effect of acquisitions:
     Accounts receivable                                                 (3,923,849)          5,546
     Inventories                                                          5,911,793       2,727,469
     Other current assets                                                  (494,884)       (191,921)
     Other assets                                                          (191,170)        320,426
     Accounts payable                                                    (2,131,365)        777,346
     Accrued expenses and accrued wages, salaries and bonuses             1,188,123         384,538
     Income tax receivable                                                  190,445          29,957
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations          1,673,809       7,422,630
Net cash flows from operating activities - discontinued operations         (327,211)     (5,122,420)
                                                                       ------------    ------------
Net cash flows from operating activities                                  1,346,598       2,300,210
                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                           (2,540,459)     (1,566,158)
     Acquisitions, net of cash acquired                                           -      (2,126,338)
     Proceeds from sales of fixed assets                                     85,265          60,550
     Proceeds from sale of available-for-sale securities                          -         561,910
                                                                       ------------    ------------
Net cash flows from investing activities - continuing operations         (2,455,194)     (3,070,036)
Net cash flows from investing activities - discontinued operations          (21,568)        (58,492)
                                                                       ------------    ------------
Net cash flows from investing activities                                 (2,476,762)     (3,128,528)
                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on bank credit agreements                 10,977,882          (2,687)
     Net proceeds from preferred stock issuance                           1,857,645       2,455,571
     Proceeds from borrowings of long-term debt                           2,399,636               -
     Payments on long-term debt and subordinated debt                   (13,147,853)     (1,267,984)
     Dividends paid on common stock                                               -        (284,959)
     Dividends paid on preferred stock                                     (219,773)              -
     Proceeds from short-term debt                                          500,000               -
     Proceeds from exercise of stock options                                      -             523
     Debt issuance costs                                                   (446,643)              -
     Retirement of common stock                                                   -         (26,328)
                                                                       ------------    ------------
Net cash flows from financing activities - continuing operations          1,920,894         874,136
Net cash flows from financing activities - discontinued operations         (838,364)         (2,634)
                                                                       ------------    ------------
Net cash flows from financing activities                                  1,082,530         871,502
                                                                       ------------    ------------
Net change in cash                                                          (47,634)         43,184
Cash, beginning of period                                                   416,073         668,073
                                                                       ------------    ------------
Cash, end of period                                                    $    368,439    $    711,257
                                                                       ============    ============









Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $  2,661,734    $  2,330,263
  Cash paid (refunded) during the period for income taxes                  (185,630)      1,131,242
Supplemental disclosure of non-cash information:
  Acquisition of equipment through capital lease                       $     91,343    $    125,840
  Business combinations
    Fair value of assets acquired                                                 -      11,265,013
    Notes payable issued                                                          -       3,328,440
    Issuance of options                                                           -         407,984
    Present value of future water royalty payments
      and water rights guarantee                                                  -       5,245,975
    Other liabilities assumed                                                     -         156,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

                AMCON Distributing Company and Subsidiaries
         Notes to Condensed Consolidated Unaudited Financial Statements
                           June 2005 and 2004
----------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

As more fully described in Note 2, the Company's subsidiary, The Beverage Group, Inc. which represented the business component of the beverage segment that marketed and distributed specialty beverage products, ceased operations, effective March 31, 2005, due to recurring losses since it December 2002 inception. As a result, the September 2004 balance sheet and fiscal 2004 statements of operations and cash flows have been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets."

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

All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. The Company believes that, although the disclosures are adequate to prevent the information presented from being misleading, these condensed consolidated financial statements should be read in conjunction with the Company's amended annual audited consolidated financial statements for the year ended September 24, 2004, as filed with the Securities and Exchange Commission on Form 10-K/A ("2004 Amended Annual Report").

Results for the interim period are not necessarily indicative of results to be expected for the entire year.

Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

AMCON's fiscal third quarters ended on June 30, 2005 and June 25, 2004. For convenience, the fiscal third quarters of 2005 and 2004 have been indicated as June 2005 and 2004, respectively. During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30. As a result of this change, the first nine months of fiscal 2005 comprised 40 weeks of operations as compared to 39 weeks of operations for the first nine months of fiscal 2004. The additional week of operations recorded in the first nine months of fiscal 2005 increased sales, gross profit and net income by approximately $14.3 million, $0.8 million and $0.1 million, respectively.

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

The following table illustrates the required pro forma effect on income
(loss) and earnings (loss) available to common shareholders and the associated per share amounts assuming the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                          For the three months         For the nine months
                                               ended June                   ended June
                                       -------------------------    -------------------------
                                          2005          2004           2005          2004
                                       -----------   -----------    -----------   -----------
(Loss) earnings
-------------------------
Net loss available to common
  shareholders, as reported            $  (155,877)  $  (264,760)   $(2,129,150)  $  (852,265)

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of
  related tax effects                      (14,008)      (15,303)       (42,024)      (45,909)
                                       -----------   -----------    -----------   -----------
Pro forma loss available to common
 shareholders                          $  (169,885)  $  (280,063)   $(2,171,174)  $  (898,174)
                                       ===========   ===========    ===========   ===========

Loss per share
-------------------------

As reported: Basic                     $     (0.30)  $     (0.50)   $     (4.04)  $     (1.61)
                                       ===========   ===========    ===========   ===========
             Diluted                   $     (0.15)  $     (0.49)   $     (4.04)  $     (1.59)
                                       ===========   ===========    ===========   ===========
Pro forma:   Basic                     $     (0.32)  $     (0.53)   $     (4.12)  $     (1.70)
                                       ===========   ===========    ===========   ===========
             Diluted                   $     (0.17)  $     (0.52)   $     (4.12)  $     (1.68)
                                       ===========   ===========    ===========   ===========

Related Party Transactions
--------------------------
As of June 2005, the Company's subsidiary, TSI, owes a director of the Company $1.0 million on a revolving credit facility extended to TSI in December 2004 with an interest rate of 8% per annum. The director is secured by a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property. The revolving credit line matures on December 14, 2005 at which time principal and accrued interest will be due.

TSI also owes $0.5 million, as of June 2005, for a loan from a related party that is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder. The note bears interest at 7% per annum. The note was originally due June 15, 2005, but has been extended to September 30, 2005.

Interest on these notes that has been accrued (but remains unpaid until the notes come due) for Q3 2005 and the first nine months of fiscal 2005, was $28,671 and $47,548, respectively.

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

The total purchase price of $8.8 million was paid through a combination of $2.3 million in cash, $3.3 million in notes which were issued by TSI and guaranteed by AMCON; the assumption of approximately $0.2 million of liabilities and the issuance of TSI common stock representing 15% ownership of TSI which had an estimated fair value of $0.2 million. The TSI common stock is convertible into 16,666 shares of AMCON common stock at the option of the Seller. Additionally, the conversion option had an estimated fair value of $0.2 million. Included in the $2.3 million paid in cash are transaction costs totaling approximately $0.8 million that were incurred to complete the acquisition and consists primarily of fees and expenses for attorneys and investment bankers. In addition, TSI will pay an annual water royalty to the Seller, in perpetuity, in an amount equal to the greater of $0.03 per liter of water extracted from the source or 4% of water revenues (as defined by the purchase agreement) which is guaranteed by AMCON up to a maximum of $5 million, subject to a floor of $206,400 for the first year and $288,000 annually thereafter. The Company has recorded a $2.8 million liability for the present value of future minimum water royalty payments and related brokers fees to be paid in perpetuity. The discount rate utilized by the Company to determine the present value of the future minimum water royalty was based on a weighted average cost of capital which incorporated the Company's equity discount rate, dividend rate on the Series A Convertible Preferred Stock and the Company's average borrowing rate for all outstanding debt.
                                     8


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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (June 2004) and subsequent purchase price allocation (in millions):

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
                                   ==========      ==========      ==========

The unique water source acquired as part of the transaction represents an intangible asset that was originally assigned a preliminary value of $5.1 million at June 2004. The independent third party valuation of this intangible asset assigned a value of approximately $3.7 million. Additionally, the Company acquired the Trinity tradename and assigned a preliminary value of $2.3 million to this intangible asset. The final valuation report indicated the fair value of this intangible asset was $0.9 million. Since both the water source and the Trinity tradename have indefinite lives, as does goodwill, the assets are not amortized. Therefore, the completion of the independent valuation in the allocation of purchase price from water source or tradename to goodwill does not impact operating income (loss). Additionally, the Company has assigned a value of $0.4 million to a customer list which will be amortized over a five year period.

Assuming the above acquisition had hypothetically occurred on the first day of fiscal 2004 (September 27, 2003) unaudited pro forma consolidated sales, income (loss) from continuing operations, net (loss) income available to common shareholders and the related per share amounts would have been as follows:

                                      For the three months    For the nine months
                                        ended June 2004         ended June 2004
                                     --------------------     --------------------
Sales                                  $    219,309,601          $    606,354,256
Operating income                              1,124,534                 2,564,655
Net loss available to
   common shareholders                         (703,428)               (2,315,759)
Loss per share:
   Basic                               $          (1.33)         $          (4.39)
   Diluted                             $          (1.31)         $          (4.32)

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
                 At July 1, 2004
              (Dollars in millions)
     ----------------------------------------
     Current assets                    $  0.1
     Fixed assets                         0.5
     Intangible assets                    0.7
                                       ------
          Total assets acquired           1.3
                                       ------
     Current liabilities                  0.1
                                       ------
          Total liabilities assumed       0.1
                                       ------
          Net assets acquired          $  1.2
                                       ======
                                     10


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

DISPOSITIONS

The Beverage Group, Inc.
------------------------
Effective March 31, 2005, the Company's subsidiary, The Beverage Group, Inc. ("TBG") which represented the beverage marketing and distribution component of the beverage segment, ceased on-going operations due to recurring losses since its December 2002 inception. All TBG employees were terminated effective March 31, 2005 and the Company outsourced various responsibilities in order to maximize the value of the assets by collecting receivables and evaluating its payables. In addition, management is working to sell the remaining TBG inventory to unrelated beverage companies, distributors or liquidators. Our water bottling manufacturing subsidiaries in Hawaii (HNWC) and Idaho (TSI), which bottle, market and distribute their proprietary waters and are also part of the beverage segment, were unaffected.

During Q3 2005 and the first nine months of fiscal 2005, charges included in loss from discontinued operations totaling $0.2 and $1.0 million, respectively, were incurred to adjust the allowance for bad debts and inventory reserve to their net realizable values and to write off fixed assets. In addition, in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" management has accrued one-time termination benefits and rent and related expenses associated with the remaining lease commitment on the office lease totaling less than $0.1 million. This lease will provide no future economic benefit to the Company. During Q3 2005, the Company entered into a sublease with tenants for the office lease for the remainder of the lease term which ends August 31, 2006 and has adjusted the liability accordingly. Any additional differences between these expense estimates and their actual settlement will be recorded when incurred and will change the loss accordingly.

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

Sales from the discontinued operations, which have been excluded from income
(loss) from continuing operations in the accompanying condensed consolidated unaudited statements of operations for the three and nine month periods ended June 30, 2005 and 2004, are presented below. The effects of the discontinued operations on net (loss) income available to common shareholders and per share data are reflected within the accompanying condensed consolidated unaudited statements of operations.

                             Three months ended              Nine months ended
                                    June                            June
                          --------------------------     ---------------------------
                              2005          2004            2005            2004
                          -----------   ------------     ------------   ------------
Sales                     $   430,774   $    789,212     $  1,663,757   $  1,700,234

The carrying amount of the major classes of assets and liabilities that are included in the disposal group are as follows (in millions):

                                                             June               September
                                                             2005                  2004
                                                          ----------            ----------
Accounts receivable                                       $        -            $      0.5
Inventories                                                      0.2                   1.4
                                                          ----------            ----------
Total current assets of discontinued operations           $      0.2            $      1.9
                                                          ==========            ==========

Fixed assets                                              $        -            $      0.1
                                                          ==========            ==========

Accounts payable                                          $      0.4            $      0.6
Accrued expenses                                                 0.3                   0.7
Current portion of long-term debt                                  -                   0.9
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      0.7            $      2.2
                                                          ==========            ==========

In addition to the discontinued operations of TBG, there is $0.1 million recorded in current liabilities of discontinued operations related to unresolved lease issues that remain in litigation incurred in connection with the discontinued operations of Food for Health, Inc. that occurred in fiscal 2001.

3.  CONVERTIBLE PREFERRED STOCK

In June 2004 and October 2004 the Company issued $2.5 million of Series A Convertible Preferred Stock ("Series A Preferred) and $2.0 million of Series B Convertible Preferred Stock ("Series B Preferred), respectively. A summary of the significant terms is as follows:

                                 Series A          Series B
                              -------------     ---------------
Date of issuance:             June 17, 2004     October 8, 2004
Par value (gross proceeds):      $2,500,000          $2,000,000
Number of shares:                   100,000              80,000
Liquidation preference:              $25.00              $25.00
Conversion price:                    $30.31              $24.65
Number of common shares in
 which to be converted:              82,481              81,136
Dividend rate:                       6.785%              6.370%

The Series A Preferred and Series B Preferred are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of Preferred Shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion price is subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends on the Series A and Series B Preferred are payable in arrears, when, as and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year. In the event of a liquidation of the Company, the holders of the Series A Preferred and Series B Preferred Stock are entitled to receive the Liquidation Preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The Series A Preferred and Series B Preferred also contain redemption features in certain circumstances such as a change of control, minimum thresholds of ownership by the Chairman and his family in AMCON, or bankruptcy. The Series A Preferred and Series B Preferred are optionally redeemable by the Company beginning on the second anniversary of the issuance date at a redemption price equal to 112% of the Liquidation Preference. The redemption price decreases 1% annually thereafter until the redemption price equals the Liquidation Preference after which date it remains the Liquidation Preference.

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

4.  INVENTORIES

Inventories consisted of the following at June 2005 and September 2004:

                                  June         September
                                  2005            2004
                              ------------    ------------
      Finished goods          $ 32,954,502    $ 38,194,478
      Raw materials              1,279,746         926,237
      LIFO reserve              (5,294,640)     (4,032,147)
                              ------------    ------------
                              $ 28,939,608    $ 35,088,568
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution operation's inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market and consists of the cost of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (LIFO) or market and consists of the costs of finished goods. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods. The beverage operation's finished goods inventory includes raw materials, related plant labor and manufacturing overhead costs to convert raw materials to finished goods. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. The LIFO reserve at June 2005 and September 2004 represents the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. The liquidation of certain LIFO layers decreased cost of goods sold by $0.3 million for the three and nine month periods ended June 2005. There was no liquidation of LIFO layers in the three or nine month periods ended June 2004. An allowance for obsolete inventory is maintained in the retail health food and beverage segments to reflect the expected unsaleable or non-refundable inventory based on evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment was as follows at June 2005 and September 2004:

                                                           June         September
                                                           2005            2004
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    2,155,465       2,155,465
Beverage                                                    824,261         358,345
                                                       ------------    ------------
                                                       $  6,915,657    $  6,449,741
                                                       ============    ============

Other intangible assets at June 2005 and September 2004 consisted of the following:

                                                           June         September
                                                           2005            2004
                                                       ------------    ------------
Trademarks and tradenames                              $  8,362,535    $  9,680,521
Water source                                              3,650,000       2,807,000
Covenants not to compete (less accumulated
  amortization of $920,225 and $843,528)                          -          76,698
Favorable leases (less accumulated
  amortization of $370,898 and $340,003)                    115,102         145,997
Customer lists (less accumulated
  amortization of ($129,972 and $26,285)                    457,308         560,995
                                                       ------------    ------------
                                                       $ 12,584,945    $ 13,271,211
                                                       ============    ============

Goodwill, trademarks, tradenames and the water source are considered to have indefinite useful lives, therefore, no amortization is taken on these assets. Impairment of the reporting units carrying these assets is evaluated annually in the Company's fourth fiscal quarter in order to coincide with its budgeting process, unless circumstances dictate earlier evaluation is necessary. Should forecasted financial results not be achieved, impairment of these assets may be required. As described in Note 2, the Company received the final independent third party valuation on TSI's identifiable intangible assets in Q2 2005 and adjusted the allocation of the purchase price accordingly. See Note 12 for discussion regarding potential impairment of TSI's intangible assets.

Amortization expense for the intangible assets that are considered to have finite lives was $53,225 and $44,241 and $211,279 and $134,399 for the three and nine months ended June 2005 and 2004, respectively.

Amortization expense related to the amortizing intangible assets held at June 2005 for each of the five fiscal years subsequent to September 2004 is estimated to be as follows:

                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2005/1/     2006        2007       2008       2009
                               ---------   ---------   --------   --------   --------
Favorable leases               $  10,000   $  40,000   $ 40,000   $ 27,000   $      -
Customer lists                    31,000     125,000    125,000    125,000     50,000
                               ---------   ---------   --------   --------   --------
                               $  41,000   $ 165,000   $165,000   $152,000   $ 50,000
                               =========   =========   ========   ========   ========

/1/ Fiscal 2005 amortization represents amortization of amortizable intangible assets for the remaining three months of Fiscal 2005.

6.  EARNINGS (LOSS) PER SHARE

Basic (loss) earnings per share available to common shareholders is calculated by dividing (loss) income from continuing operations less preferred stock dividend requirements, loss from discontinued operations and net (loss) income available to common shareholders by the weighted average common shares outstanding for each period. Diluted earnings per share is calculated by dividing (loss) income from continuing operations, loss from discontinued operations and net (loss) income available to common shareholders by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.
Stock options and potential common stock outstanding at June 2005 and 2004 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 197,199 with an average exercise price of $29.20 for the three and nine months ended June 2005 and 31,440 with an average exercise price of $39.75 for the three and nine months ended June 2004.

                                              For the three-month period ended June
                                      -------------------------------------------------------
                                                 2005                         2004
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1. Weighted average common
    shares outstanding                    527,062       527,062         527,671       527,671

2. Weighted average of net
    additional shares outstanding
    assuming dilutive options and
    warrants exercised and proceeds
    used to purchase treasury stock             -        22,202               -         9,479
                                      -----------   -----------     -----------   -----------
3. Weighted average number of
    shares outstanding                    527,062       549,264         527,671       537,150
                                      ===========   ===========     ===========   ===========

4. Income from continuing operations  $   236,433   $   236,433     $   670,882   $   670,882

   Deduct preferred stock dividend
    requirements                          (74,053)            -               -             -
                                      -----------   -----------     -----------   -----------

   Income from continuing operations
    available to common shareholders  $   162,380   $   236,433     $   670,882   $   670,882
                                      ===========   ===========     ===========   ===========

5. Loss from discontinued operations  $  (318,257)  $  (318,257)    $  (935,642)  $  (935,642)
                                      ===========   ===========     ===========   ===========
6. Income (loss) available to
     common shareholders              $  (155,877)  $   (81,824)    $  (264,760)  $  (264,760)
                                      ===========   ===========     ===========   ===========
7. Earnings per share available
     to common shareholders from
     continuing operations            $      0.30   $      0.43     $      1.27   $      1.25
                                      ===========   ===========     ===========   ===========
8. Loss per share available
    to common shareholders from
    discontinued operations           $     (0.60)  $     (0.58)    $     (1.77)  $     (1.74)
                                      ===========   ===========     ===========   ===========
9. Loss per share available to
     common shareholders              $     (0.30)  $     (0.15)    $     (0.50)  $     (0.49)
                                      ===========   ===========     ===========   ===========

                                                 For the nine-month period ended June
                                      -------------------------------------------------------
                                                 2005                         2004
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1. Weighted average common
    shares outstanding                    527,062       527,062         528,010       528,010

2. Weighted average of net
    additional shares outstanding
    assuming dilutive options and
    warrants exercised and proceeds
    used to purchase treasury stock /1/         -             -               -         8,123
                                      -----------   -----------     -----------   -----------

3. Weighted average number of
    shares outstanding                    527,062       527,062         528,010       536,133
                                      ===========   ===========     ===========   ===========

4. (Loss) income from continuing
    operations                        $  (221,836)  $  (221,836)    $ 1,835,120   $ 1,835,120

   Deduct preferred stock dividend
    requirements /2/                     (219,773)     (219,773)              -             -
                                      -----------   -----------     -----------   -----------
   (Loss) income from continuing
    operations available to common
    shareholders                      $  (441,609)  $  (441,609)    $ 1,835,120   $ 1,835,120
                                      ===========   ===========     ===========   ===========

5. Loss from discontinued operations  $(1,687,541)  $(1,687,541)    $(2,687,385)  $(2,687,385)
                                      ===========   ===========     ===========   ===========

6. Loss available to common
     shareholders                     $(2,129,150)  $(2,129,150)    $  (852,265)  $  (852,265)
                                      ===========   ===========     ===========   ===========

7. (Loss) earnings per share available
     to common shareholders from
     continuing operations            $     (0.84)  $     (0.84)    $      3.47   $      3.42
                                      ===========   ===========     ===========   ===========
8. Loss per share available
    to common shareholders from
    discontinued operations           $     (3.20)  $     (3.20)    $     (5.08)  $     (5.01)
                                      ===========   ===========     ===========   ===========

9. Loss per share available to
     common shareholders              $     (4.04)  $     (4.04)    $     (1.61)  $     (1.59)
                                      ===========   ===========     ===========   ===========

/1/ Weighted average of net additional shares not included for the nine month period in 2005 as such shares are anti-dilutive due to the loss from continuing operations.

/2/ Preferred stock dividend requirements are deducted from a net loss from continuing operations because a net loss from continuing operations will produce an anti-dilutive result.

7.  COMPREHENSIVE INCOME (LOSS)

The following is a reconciliation of (loss) income available to common shareholders per the accompanying condensed consolidated unaudited statements of operations to comprehensive income for the periods indicated:

                                          For the three months         For the nine months
                                             ended June                    ended June
                                       -------------------------    -------------------------
                                          2005          2004           2005           2004
                                       -----------   -----------    ------------    ----------
Net (loss) income available to common
 shareholders                          $  (155,877)  $  (264,760)   $ (2,129,150)  $ (852,265)

Other comprehensive income (loss):
 Unrealized holding gains (loss) from
  investments arising during the
  period, net of income tax expense
  (benefit) of $0 for the three months
  ended June 2005 and 2004 and $0 and
  $3,000 for the nine months ended
  June 2005 and 2004, respectively               -             -               -        4,216

 Reclassification adjustments for
   gains included in net income in
   prior periods, net of income tax
   expense of $0 and $32,000 for the
   three months ended June 2005 and
   2004 and $0 and $177,000 for the
   nine months ended June 2005 and
   2004, respectively                            -       (51,564)              -     (288,305)

 Interest rate swap valuation
   adjustment, net of income tax
   expenses (benefit) of $(18,000)
   and $99,000 for the three months
   ended June 2005 and 2004 and $26,000
   and $98,000 for nine months ended
   June 2005 and 2004, respectively        (28,604)      161,821          43,062      159,290
                                       -----------   -----------    ------------   ----------
Comprehensive loss                     $  (184,481)  $  (154,503)   $ (2,086,088)  $ (977,064)
                                       ===========   ===========    ============   ==========

The accumulated balances for each classification of accumulated comprehensive income (loss) is as follows:

                                 Unrealized       Interest       Accumulated
                                  gains on        rate swap       Other
                                 securities        mark-to      Comprehensive
                                                   -market         Income
                                 -------------------------------------------
Balance, September 24, 2004      $   2,638        $  57,262       $   59,900
Current period change                    -           43,062           43,062
                                 ---------        ---------       ----------
Balance, June 30, 2005           $   2,638        $ 100,324       $  102,962
                                 =========        =========       ==========

8.  DEBT

Credit Agreement
----------------
The Company's credit agreement (the "Facility") was refinanced in October 2004 and provides for a $55.0 million credit limit consisting of a $53.8 million revolving credit line and a $1.2 million term note ("Term Note A"). As payments are made on Term Note A, the revolving credit limit increases accordingly to a maximum of $55.0 million. At June 30, 2005, the credit limit on the revolving portion of the Facility was $54.0 million. In addition, the Facility provides for a separate term loan in the initial amount of $5.0 million ("Term Note B").

The Facility expires in April 2007 and retains many of the previous facility's terms including lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month and financial covenants. The significant provisions on the Facility are as follows:

   - Inclusion of the subsidiaries as part of the Facility, including TSI as of April 2005.

   - Inclusion of Term Note A within the $55.0 million revolving limit that is amortized in equal monthly installments over 60 months.

   - Replacement of the LIBOR interest rate borrowing option (LIBOR plus 2.50%) on the revolving portion of the Facility and the $1.2 million term loan with the bank's base rate, except for $10.0 million of the Facility that corresponds with the Company's remaining interest rate swap agreement which will remain at LIBOR plus 2.50%.

     - Inclusion of a prepayment penalty of $0.6 million and $0.3 million should the loans be paid off prior to September 30, 2005 and September 30, 2006, respectively.

On May 23, 2005, the Facility was amended to provide for a "springing" lock-box arrangement. Under this arrangement, the Company now maintains a lock-box from which it may apply cash receipts to any corporate purpose so long as it is not in default under the Facility. The bank maintains a security interest in the Company's lock-box and, upon the occurrence of the foregoing triggering events, may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and apply the funds against the revolving loan balance. As a result of the amendment, the Company has classified the outstanding borrowings under the credit facility as long-term liabilities as of June 30, 2005, except for the balance expected to be paid down in the next twelve months.

As of June 2005, the outstanding balance on the Facility was $51.3 million, including Term Note A. The Facility bears interest at the bank's base rate, which was 6.25% as of June 30, 2005 and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.

The outstanding balance on Term Note B was $4.5 million at June 2005. It bears interest at the bank's base rate, plus 2.0%, which was 8.25% as of June 30, 2005 and is payable in equal monthly installments of $0.3 million.

The Company's Chairman has personally guaranteed repayment of up to $10.0 million of the combined amount of the Facility and the term loans. AMCON pays the Company's Chairman a fee equal to 2% per annum of the guaranteed principal then outstanding in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

At June 30, 2005, the Company had tangible net worth of zero as defined by the Facility, and was not in compliance with the minimum tangible net worth covenant, as amended. In addition, the Company's fixed charge ratio of 0.54 at June 30, 2005 was not in compliance with the minimum fixed charge coverage ratio of 0.7, as amended. As set forth in the loan agreement, the failure to comply with the minimum fixed charge coverage ratio shall not constitute an Event of Default so long as AMCON has sufficient aggregate availability on the revolving credit facility to institute a reserve in an amount equal to the difference between AMCON's calculated fixed charge coverage ratio and the minimum fixed charge coverage ratio. At June 30, 2005, the amount necessary to attain compliance with the fixed charge coverage ratio was approximately $1.2 million. The Company obtained a waiver of the covenants for the period ended June 30, 2005. In addition, the lender suspended both covenants through the end of the fiscal year. The covenants will be reset and reinstated after the disposal of the beverage operations. See Note 12 for further discussion.

TSI Financing
-------------
As of June 2005, the Company's subsidiary, TSI, owes a director of the Company $1.0 million on a revolving credit facility extended to TSI in December 2004 with an interest rate of 8% per annum. The director is secured by a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property. The revolving credit line matures on December 14, 2005 at which time principal and accrued interest will be due.

TSI also owes $0.5 million as of June 2005 for a loan from a related party that is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder. The note bears interest at 7% per annum. The note was originally due June 15, 2005, but has been extended to September 30, 2005.

Construction Financing
----------------------
In December 2004, the Company purchased a building in order to relocate its distribution center in Rapid City, South Dakota and began construction of an addition to the building. The lease on the existing Rapid City building was extended through April 2005 to coincide with the completion of construction.

At June 2005, the Company had $1.0 million outstanding on a loan from a bank used to finance the purchase of the building and the construction of the addition to the building. The terms of repayment are interest only through July 2005 and then payable in 54 equal monthly installments of principal of $4,100 based on a twenty year amortization schedule plus interest with the entire remaining principal due and payable on December 31, 2009. The interest rate is 6.33%.

The Company also arranged the financing with the same bank of certain equipment expenditures totaling $0.5 million, of which the Company had borrowed $0.4 million at June 2005. The remaining funds are expected to be borrowed in the fourth quarter of fiscal 2005 as the Company completes the equipment expenditures for the new distribution center. Payments are due in 60 equal monthly installments of principal of $8,000, plus interest beginning April 2005. The interest rate is 6.33%.

Interest Rate Swaps
-------------------
The Company hedges its variable rate risk on $10.0 million of its borrowings under the Facility by utilizing interest rate swap agreements. The variable interest payable on this amount is subject to an interest rate swap agreement which has the effect of converting this amount to a fixed rate of 4.87%.

During Q3 2005 a $5.0 million interest rate swap agreement, which had the effect of converting $5.0 million of variable rate debt to a fixed rate of 4.38%, expired.

9. BUSINESS SEGMENTS

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling, distribution and marketing of bottled water and other proprietary beverage products. As discussed in Note 2, TBG, which represents the business component of the beverage segment that marketed and distributed specialty beverage products, ceased operations effective March 31, 2005. The segments are evaluated on revenue, gross margins, operating income (loss) and income (loss) before taxes.

                                Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------    ----------    -------------
QUARTER ENDED JUNE 2005:
External revenue:
 Cigarettes                    $ 154,059,881    $         -    $         -    $        -    $ 154,059,881
 Confectionery                    15,048,473              -              -             -       15,048,473
 Health food                               -      8,483,253              -             -        8,483,253
 Tobacco, beverage & other        35,959,648              -      3,354,278       (39,446)      39,274,480
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         205,068,002      8,483,253      3,354,278       (39,446)     216,866,087


Depreciation /1/                     321,872        179,225        136,740             -          637,837
Amortization                          14,438         14,674         24,113             -           53,225
Operating income (loss)            2,177,436        174,347     (1,059,185)        (8,407)      1,284,191
Interest expense                     223,682        393,701        325,202             -          942,585
(Loss) income from continuing
 operations before taxes           1,978,699       (211,471)    (1,384,388)        (8,407)        374,433
Total assets                      72,505,483     16,248,674     19,335,116      1,830,967     109,920,240
Capital expenditures, net             94,988              -        154,888             -          249,876

QUARTER ENDED JUNE 2004:
External revenue:
 Cigarettes                    $ 157,737,225    $         -    $         -    $        -    $ 157,737,225
 Confectionery                    15,514,033              -              -             -       15,514,033
 Health food                               -      7,957,858              -             -        7,957,858
 Tobacco, beverage & other        36,086,949              -        879,462       (73,679)      36,892,732
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         209,338,207      7,957,858        879,462       (73,679)     218,101,848


Depreciation /1/                     290,836        183,834         66,127             -          540,797
Amortization                          21,657         22,584              -             -           44,241
Operating income (loss)            2,269,221       (271,338)      (252,420)      (39,156)       1,706,307
Interest expense                     299,853        309,924        124,445             -          734,222
(Loss) income from continuing
 operations before taxes           2,071,954       (573,576)      (378,340)      (39,156)       1,080,882
Total assets                      67,457,814     17,493,523     19,541,545     5,500,002      109,992,884
Capital expenditures, net            263,082        256,619        125,349        25,481          670,531

NINE MONTHS ENDED JUNE 2005:
External revenue:
 Cigarettes                    $ 448,994,765    $         -    $         -    $        -    $ 448,994,765
 Confectionery                    41,947,673              -              -             -       41,947,673
 Health food                               -     25,872,441              -             -       25,872,441
 Tobacco, beverage & other       100,855,016              -      7,742,768      (112,094)     108,485,690
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         591,797,454     25,872,441      7,742,768      (112,094)     625,300,569

Depreciation /1/                     910,618        566,474        407,322             -        1,884,414
Amortization                          57,752         49,840        103,688             -          211,280
Operating income (loss)            4,672,086        598,113     (3,103,437)        8,951        2,175,713
Interest expense                     722,278      1,169,303        854,747             -        2,746,328
(Loss) income from continuing
 operations before taxes           3,967,519       (540,222)    (3,958,184)        8,951         (521,936)
Total assets                      72,505,483     16,248,674     19,335,116     1,830,967      109,920,240
Capital expenditures, net          2,074,324         14,127        452,008        21,568        2,562,027

NINE MONTHS ENDED JUNE 2004:
External revenue:
 Cigarettes                    $ 440,381,286    $         -    $         -    $        -    $ 440,381,286
 Confectionery                    40,429,845              -              -             -       40,429,845
 Health food                               -     24,781,688              -             -       24,781,688
 Tobacco, beverage & other        96,259,785              -      2,004,578      (211,941)      98,052,422
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         577,070,916     24,781,688      2,004,578      (211,941)     603,645,241

Depreciation /1/                     885,712        572,470        155,077             -        1,613,259
Amortization                          64,971         69,428              -             -          134,399
Operating income (loss)            4,852,521        228,912       (423,162)     (112,816)       4,545,455
Interest expense                     927,335        892,248        374,276             -        2,193,859
(Loss) income from continuing
 operations before taxes           4,458,271       (639,419)      (798,916)     (112,816)       2,907,120
Total assets                      67,457,814     17,493,523     19,541,545     5,500,002      109,992,884
Capital expenditures, net            505,142        500,331        560,685        58,492        1,624,650


/1/ Includes depreciation reported in cost of sales for the beverage segment.

/2/ Includes charges to operations incurred by discontinued operations and intercompany eliminations.

10.  CONTINGENCIES

The Company is exposed to contingencies that occur in the normal course of business. The significant contingencies are summarized below.

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

                                     22
After the certification of the voting results, certain minority shareholders filed a complaint and motion seeking injunctive relief in the District Court of the Fifth Judicial District of the State of Idaho. The Court granted a temporary restraining order on June 11, 2004, which prevented the closing of the asset purchase transaction until the Court had an opportunity to review additional briefing on the issues presented and the parties could be heard by the Court. On June 16, 2004, the Court heard arguments on whether to extend the temporary restraining order and grant the minority shareholders' motion for preliminary injunction. As a result of the parties' briefing and the arguments presented, the Court dissolved the temporary restraining order and thereby enabled the asset sale transaction to be consummated.

On July 19, 2004, several of the same minority shareholders, along with some additional shareholders filed an amended complaint in the same Idaho state court action. The minority shareholders' amended complaint seeks (i) a declaration that the asset sale transaction is void and injunctive relief rescinding that transaction or, alternatively, that a new shareholder vote on the asset sale transaction be ordered, (ii) damages for the alleged breaches of fiduciary duty which are claimed to have arisen out of the disclosure made in connection with the solicitation of proxies, how the votes were counted, and conducting the closing without the requisite shareholder vote, and (iii) imposition of a constructive trust on the sale proceeds and requiring separate books to be maintained. In June 2005, the same minority shareholders filed a motion for a partial summary judgement in which they asked the Court for a determination that the asset sale transaction was consummated without shareholder approval in violation of Idaho law. Additionally, the minority shareholders requested the rescission of the sale and the restoration of the parties to their pre-sale positions. AMCON is currently in the process of responding to this filing and, on the basis of the advice from trial counsel, continues to believe that the shareholders of Trinity Springs, Ltd. approved the sale of assets to the Company in accordance with applicable law and that the asset sale transaction was properly completed.

Pacific Ventures Hawaii
-----------------------
On or about April 15, 2005, plaintiff Pacific Ventures Hawaii brought an action in Superior Court of the State of California for the County of Los Angeles naming The Beverage Group, Inc. ("TBG") and certain other unaffiliated parties as defendants. The dispute centers around a series of contracts entered into by the various parties to import, broker, market and distribute the Hype Classic Energy Drink line of products. TBG was to act as the master distributor for the product. The complaint filed in that action alleges five causes of action against the defendants: breach of contract; common counts; intentional interference with contract; intentional interference with prospective economic advantage; and negligent interference with business relationships. The plaintiff does not specifically allege how TBG breached the contracts or how it acted wrongfully. The complaint in that action seeks compensatory damages "in excess of $500,000 and according to proof"; punitive damages in an unspecified amount; attorney's fees, witness fees and costs incurred; and all other relief the Court deems just and proper.

On May 6, 2005 outside counsel for TBG faxed a letter to plaintiff's counsel demanding that the case be dismissed with prejudice because TBG believes: it did not breach any of its obligations under those contracts to which it is a party; the plaintiff has stated in writing that TBG does not have any liability; and the applicable contract has provisions mandating submission of any disputes to arbitration by the American Arbitration Association in New York. If the plaintiff does not voluntarily dismiss the suit, TBG will file an answer or motion to dismiss and vigorously defend the action. At this point it is too early to determine the likely outcome of the action.

Television Events & Marketing, Inc. vs. AMCON Distributing Co., et Al.
----------------------------------------------------------------------
An action entitled Television Events & Marketing, Inc. vs. AMCON Distributing Co., et al., Civil No. CV 05-00259 ACK BMK, was filed in the First Circuit Court of the State of Hawaii in Honolulu, Hawaii on March 8, 2005 and then removed on April 12, 2005 to the United States District Court for the District of Hawaii. This action concerns the alleged breach of two trademark licensing agreements involving Television Events & Marketing, Inc. The complaint seeks (i) an unstated amount of damages for an alleged breach of those agreements; (ii) an unstated amount of damages for alleged fraudulent transfer of assets to Trinity Springs, Inc., a subsidiary of the Company;
(iii) interest and reasonable attorney's fees and costs; and (iv) such other relief as the court deems just and proper. On May 4, 2005, the Company, together with its named subsidiaries, moved to dismiss the complaint or for summary judgment on the complaint. On April 28, 2005, the Company offered to settle this matter with the plaintiff for $100,000. The plaintiff rejected that written settlement offer. The plaintiff's attorney asserts that the amount of the plaintiff's damages for the alleged breach of the two agreements exceeds $400,000.

In General
----------
The Company is also party to other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on the Company's financial condition, results of operations or liquidity after giving consideration to amounts already recorded in the Company's consolidated financial statements.

11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". This statement changes the requirements in the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 12.   SUBSEQUENT EVENTS

Special Board Committee
-----------------------
On June 6, 2005 the Company announced that it was studying the feasibility of a spin-off of The Healthy Edge, Inc., a wholly-owned subsidiary, to the Company's stockholders. This possible spin-off is being considered in the context of transferring all of the common stock of Hawaiian Natural Water Company, Inc., currently a direct wholly-owned subsidiary of the Company, and all of the common stock of Trinity Springs, Inc., currently 85% owned directly by the Company, to The Healthy Edge, Inc. Chamberlin's Natural Foods, Inc. and Health Food Associates, Inc. (d/b/a Akin's Natural Foods Market) would continue as wholly-owned subsidiaries of The Healthy Edge, Inc. Following those share transfers, the businesses constituting the retail health food and beverage segments would be operated through these current or proposed subsidiaries of The Healthy Edge, Inc.

On August 8, 2005 the Company's Board of Directors established a Special Committee of independent, disinterested directors consisting of John R. Loyack (Chairman of the Special Committee), Raymond F. Bentele and Stanley Mayer and authorized it to evaluate a broader array of strategic alternatives but which continues to include the spin-off as one of these alternatives.
The Special Committee is in the process of selecting a financial adviser to assist it in evaluating and pursuing these strategic alternatives and related matters. One of these related matters delegated by the Board of Directors to the Special Committee is to explore the feasibility of obtaining additional equity or mezzanine capital for investment in The Healthy Edge, Inc. in order to provide needed capital expenditures and to fund operating requirements and thus improve the viability of the spin-off alternative. Another principal strategic alternative under consideration is to explore the potential sale of some or all of the businesses constituting the retail health food and beverage segments. In this regard, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, has expressed a potential interest in forming a group to acquire those businesses on an arms-length basis with the Special Committee acting on behalf of the Board of Directors.

With regard to the timing of this process, the Company recently entered into an amendment to the loan agreement for the Company's revolving credit facility requiring the beverage business to be sold or liquidated by December 10, 2005, thus requiring the consent of the bank lenders if the spin-off alternative is pursued. This timing generally coincides with the repayment date of December 8, 2005 for two unsecured, subordinate loans, bearing interest at seven percent per annum, made to Trinity Springs, Inc., on August 8, 2005, one of which is in the amount of $250,000 from Aristide Investments, L.P., a California limited partnership, of which Mr. Wright is a partner and the other of which is also in the amount of $250,000 from Draupnir, LLC, a Delaware limited liability company, of which Allen D. Petersen, one of the Company's directors, is a member.

Bank Covenants
--------------
As discussed in Note 8, at June 30, 2005 the Company was not in compliance with the tangible net worth covenant set forth in its revolving credit agreement (the "Facility") with its bank lenders, with LaSalle Bank acting as agent on behalf of those lenders (the "Agent"). In addition, the fixed charge ratio covenant will cause the Company's availability under the Facility to be reduced by $1.2 million further restricting the Company's ability to continue to borrow funds for operations. The Agent agreed to waive the violation of the tangible net worth covenant for the period ended June 30, 2005 and to suspend the tangible net worth covenant and fixed charge ratio covenants through September 30, 2005. In addition, the Agent has required the Company to dispose of its beverage operations within 120 days (by December 10, 2005). As discussed above, the Board of Directors has formed a Special Committee to begin the process of evaluating the Company's strategic alternatives, with particular emphasis on alternatives that include either a sale or spin-off of the businesses constituting the retail and beverage business segments.

Intangible Impairment Analysis
------------------------------
The Company performs its annual impairment test for goodwill and other intangibles assets during the fourth quarter of each fiscal year. However, Statement of Financial Accounting Standards No. 142 ("SFAS No. 142") provides that intangible assets not subject to amortization should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The carrying amount of non-amortizable intangible assets of Trinity Springs, Inc. ("TSI") was $5.0 million at June 30, 2005. Various circumstances have occurred since the fiscal 2004 annual test for impairment which would indicate that one or more of the non-amortizable intangible assets at TSI may be impaired. These factors include, but are not limited to TSI's inability to establish a direct store delivery system during the first nine months of fiscal 2005 which caused TSI's sales to be well below forecast; introduction of vitamin based beverages which have had moderate success, but which cannot currently be produced efficiently; less than expected acceptance of the Hawaiian Springs brand in TSI's customer base; and increases in the cost of raw materials due to the price of crude oil. The Company believes that these factors are sufficient to require a test for impairment earlier than the regular annual test and as a result has engaged a valuation expert to assist in this process. This evaluation process is progressing but is in the preliminary stages. This, in addition to the facts that the Company's primary lender has required the Company to dispose of the beverage segment operations in the next 120 days and the Special Committee of the Board of Directors has taken steps to retain a financial advisor to assist in determining the fair value of various business components, including TSI, the Company is not yet able to conclude whether or not an impairment of TSI's intangible assets exists at June 30, 2005. During the fourth quarter of 2005, in conjunction with the Special Committee's evaluation of strategic alternatives, the Company will continue with its annual test for impairment of all non-amortizing intangible assets and will be in a position to evaluate any potential impairment of TSI intangible assets at the end of fiscal year 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements:

   - changing market conditions with regard to cigarettes,
   - changes in promotional and incentive programs offered by cigarette manufacturers,
   - the demand for the Company's products,
   - rising fuel costs,
   - new business ventures,

   - domestic regulatory risks,
   - competition,
   - adequacy of capital to meet operating and capital needs,
   - other risks over which the Company has little or no control, and
   - any other factors not identified herein could also have such an effect.

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

COMPANY OVERVIEW - THIRD FISCAL QUARTER 2005

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

AMCON's fiscal third quarters ended on June 30, 2005 and June 25, 2004. For ease of discussion, these fiscal quarters are referred to herein as June 2005 and 2004, respectively or Q2 2005 and Q2 2004, respectively.

During the third quarter of fiscal 2005, the Company:

   - recognized income (loss) from continuing operations per diluted share of $0.43 and ($0.84) for the three and nine months ended June 2005, respectively, compared to income from continuing operations per diluted share of $1.25 and $3.42 for the same periods in the prior year.

   - amended its credit agreement to include TSI in the borrowing base and to provide for a "springing" lock-box arrangement which permits long-term classification of the revolving credit facility provided an event of default has not occurred that has not been waived.

Prior to filing this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, the Company:

   - filed an amended 2004 Annual Report to Shareholders on Form 10-K/A for the year ended September 24, 2004 and an amended Quarterly Report on Form 10-Q/A for the first quarter ended December 31, 2004 for errors identified in the classification on the balance sheet of its Preferred Stock and of its revolving credit facility and to reclassify the provision for a nonoperating asset impairment which was reported as a component of "other income, net" for the year ended September 26, 2003 but should be reclassified as a component of operating expense.

   - obtained a waiver for violation of the minimum tangible net worth covenant. In addition, the lender suspended the tangible net worth and fixed charge ratio covenants through the end the fiscal year 2005.

   - announced that it was studying the feasibility of a spin-off or potential sale of its retail health food and beverage segments.

On August 8, 2005 the Company's Board of Directors established a Special Committee of independent, disinterested directors consisting of John R. Loyack (Chairman of the Special Committee), Raymond F. Bentele and Stanley Mayer and is authorized to evaluate the Company's strategic alternatives.
The Special Committee is in the process of selecting a financial adviser to assist it in evaluating and pursuing these strategic alternatives and related matters. One of these related matters delegated by the board of directors to the Special Committee is to explore the feasibility of obtaining additional equity or mezzanine capital for investment in The Healthy Edge, Inc. in order to provide needed capital expenditures and to fund operating requirements and thus improve the viability of the spin-off alternative. Another principal strategic alternative under consideration is to explore the potential sale of some or all of the businesses constituting the retail health food and beverage segments. In this regard, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, has expressed a potential interest in forming a group to acquire those businesses on an arms-length basis with the Special Committee acting on behalf of the Board of Directors.

With regard to the timing of this process, on August 12, 2005, the Company entered into an amendment to the loan agreement for the Company's revolving credit facility requiring the beverage business to be sold or liquidated by December 10, 2005, thus requiring the consent of the bank lenders if the spin-off alternative is pursued. This timing generally coincides with the repayment date of December 8, 2005 for two unsecured, subordinate loans, bearing interest at seven percent per annum, made to Trinity Springs, Inc., on August 8, 2005, one of which is in the amount of $250,000 from Aristide Investments, L.P., a California limited partnership, of which Mr. Wright is a partner and the other of which is also in the amount of $250,000 from Draupnir, LLC, a Delaware limited liability company, of which Allen D. Petersen, one of the Company's directors, is a member.

INDUSTRY SEGMENT OVERVIEWS

Wholesale Distribution Segment
------------------------------
The wholesale distribution of cigarettes and convenience store products is significantly affected by cigarette pricing decisions and promotional programs offered by cigarette manufacturers. Over the past several years, the industry has experienced the discontinuance of promotional programs, which lead to price increases by distributors, followed by manufacturers reimplementing promotional programs less than a year later. In Q1 2005, the industry saw price increases on certain cigarette brands. Based on these activities, it is difficult to predict how future changes in cigarette pricing and promotional programs will impact the Company and the industry in the future.

In addition, due to the heightened level of competition in the marketplace from both a wholesale and retail convenience store perspective, a number of wholesalers and retailers have sought bankruptcy protection, been acquired or are on the market to be sold. Increases in fuel prices are also having an impact on profits as fuel prices have steadily increased over the past year without any indications that they will return to past levels. Therefore, we expect that competition and pressure on profit margins will continue to affect both large and small distributors and demand that distributors continue to consolidate in order to become more efficient.

Retail Health Food Segment
--------------------------
The retail health food industry is experiencing an increase in sales and gross profit after several years of decline, primarily due to new store openings. Our retail health food segment has felt the impacts of this trend as our sales increase in our Midwest stores is primarily due to a new store that opened in Q2 2004. Improvement in general economic conditions is attributable to sales improvements in our Florida stores. The negative impact to supplement sales resulting from unfavorable media coverage related to the government ban on ephedra based products appears to have passed as sales of vitamins and supplements have increased over the prior year. Management continues to closely review all store locations for opportunities to close or relocate marginally performing stores, remodel and expand good performing stores and identify locations for additional stores.

Beverage Segment
----------------
With the discontinuation of The Beverage Group, Inc.("TBG") in March 2005, the business component of the beverage segment which marketed and distributed specialty beverage products, the beverage segment now consists of Hawaiian Natural Water Co., Inc. ("HNWC") and Trinity Springs, Inc. ("TSI"). HNWC and TSI bottle, distribute and market their proprietary waters. HNWC completed the construction of an expanded warehouse and packaging building at our plant on the Big Island in Hawaii in the first quarter of fiscal 2004 and management is hopeful that HNWC will now generate profits as we focus on expansion of our markets and take advantage of the new operations. In addition, the acquisition of a purified water bottling operations on the island of Oahu in Hawaii ("Nesco Hawaii") in Q4 2004 has positioned us to more effectively compete in the private label water bottling channel and diversify our water production to include premium spring water and purified water. TSI, acquired in June 2004, bottles and sells geothermal bottled water, a natural mineral supplement and a vitamin enhanced bottled water which was introduced in April 2005. TSI, which is an 85% owned subsidiary of AMCON, is headquartered in Boise, Idaho. The TSI water and mineral supplements are currently sold primarily in health food stores where they represent the number two packaged non-carbonated water brand in the United States. The Company is extending the distribution channels for this water and mineral supplement outside the health food market by adding distributor relationships that are outside the health food market.

The beverage marketing and distribution business operated by TBG incurred significant losses during 2004 as significant expenditures were made for product development, distribution network development and marketing efforts to promote our portfolio of specialty beverages. The resulting sales were less than expected due to lack of market penetration of our new beverage products. In October 2004, management took steps to reduce on-going operating expenses by reducing the work force and consolidating certain activities of marketing and distribution with other companies in the affiliated group. However, the results that we had hoped to achieve were not being realized and as a result, management decided to exit this business line in March 2005.

In management's discussion and analysis of the results of operations for Q2 2005 compared to Q2 2004 and the nine month results through June 30, 2005 and 2004, TBG's sales, gross profit (loss), selling, general and administrative, depreciation and amortization, interest, other expenses and income tax benefit have been aggregated and reported as a loss from discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and is therefore not a component of the discussion of the aforementioned items.

RESULTS OF OPERATIONS

Comparison of the three and nine months periods ended June 2005 and 2004
------------------------------------------------------------------------

SALES

Sales for Q3 2005 decreased 0.6%, or $1.2 million, compared to Q3 2004. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $4.0 million and $3.4 million, for Q3 2005 and Q3 2004, respectively. The increase (decrease) in sales by business segment from Q3 2004 to Q3 2005 is as follows:

    Wholesale distribution segment        $ (4.3) million
    Retail health food stores segment        0.5  million
    Beverage segment                         2.5  million
    Intersegment eliminations                0.1  million
                                          ------
                                          $ (1.2) million
                                          ======

Cigarette sales in the wholesale distribution segment decreased by $3.7 million and the sales of tobacco, confectionary and other products decreased $0.6 million in Q3 2005 compared to Q3 2004. The decrease in cigarette sales was primarily attributable to a 7.4% decrease in carton volume in Q3 2005 compared to Q3 2004 which was caused by the loss of several customers during the quarter due to competitive pricing issues resulting in a reduction in sales of approximately $8.8 million.

This reduction was partially offset by $3.1 million of increased sales that were attributable to price increases implemented by major cigarette manufacturers in December 2004 and by $2.0 million related to excise tax increases implemented in certain states on January 1, 2005. In addition, sales of tobacco, confectionary and other products decreased by $0.6 million due to decreased volume during Q3 2005 as compared to Q3 2004.

Sales from the retail health food segment during Q3 2005 increased by $0.5 million when compared to Q3 2004. The retail health food segment experienced lower sales of grocery and low carb products in Q3 2005 as compared to Q3 2004 as these products continued to move to mainstream grocery channels, but the impacts were mitigated by strong vitamin and supplement sales which increased $0.5 million quarter over quarter and have been showing steady signs of improvement.

The beverage segment accounted for $3.4 million in sales for Q3 2005 compared to $0.9 million in Q3 2004. TSI, which was acquired in June 2004, accounted for $1.7 million of the increase in sales during Q3 2005. The addition of Nesco Hawaii increased sales in Q3 2005 by $0.3 million. The remaining $0.5 million increase was due primarily to increased case sales of HNWC's spring water in Hawaii.

Sales for the nine months ended June 2005 increased to $625.3 million, compared to $603.6 million for the same period in the prior fiscal year.

Sales changes by business segment are as follows:

                                           Incr
                                          (Decr)
                                          ------
    Wholesale distribution segment        $ 14.7  million
    Retail health food stores segment        1.1  million
    Beverage segment                         5.8  million
    Intersegment eliminations                0.1  million
                                          ------
                                          $ 21.7  million
                                          ======

Sales from the wholesale distribution segment increased by $14.7 million for the nine months ended June 2005 as compared to the same period in the prior year. Cigarette sales increased $8.6 million for the first nine months of fiscal 2005 and the sales of tobacco, confectionary and other products contributed an additional $6.1 million during the period. Of the increase in cigarette sales, $10.4 million was a result of the change in our monthly reporting period which added an extra week of sales in the first nine months of fiscal 2005 as compared to the same period in fiscal 2004, $6.6 million was attributable to price increases implemented by major cigarette manufacturers in December 2004 and $3.6 million was due to increased excise taxes implemented in certain states on January 1, 2005. These increases were offset by a $12.0 million decrease in sales due to a 3.4% decrease in carton volume (excluding the extra week). Of the increase in tobacco, confectionary and other products, $3.2 million was due to the extra week and $2.9 million was attributable primarily to new business obtained during the first six months of the year through expansion of our market area.

Competition from wholesalers who utilize pricing as their primary marketing tool was aggressive during Q3 2005 and resulted in the loss of several customers. We believe that our full service capabilities are still in high demand and will continue to market in this manner in an effort to differentiate our Company from price-only competitors.

Sales from the retail health food segment during the first nine months of fiscal 2005 increased by $1.1 million when compared to the same period in 2004. The extra week of operations during the first nine months of fiscal 2005 resulting from the change in the Company's monthly reporting period contributed approximately $0.4 million. In addition, a net sales increase of $0.7 million resulted from sales generated from the opening of a new store in Oklahoma City in April 2004 and improved vitamin and supplement sales of $1.2 million. These increases were offset by the closure of a non contributing store in Florida in October 2004 which accounted for a decrease in sales of $0.7 million and a $0.5 million reduction in lower sales of grocery and low carb products during the first nine months of fiscal 2005 compared to the same period in prior year as these products continued to move to mainstream grocery channels.

The beverage segment accounted for $7.8 million in sales for first nine months of fiscal 2005, compared to $2.0 million for the same period in 2004. TSI, which was acquired in June 2004, accounted for $3.3 million of the increase in sales. The Nesco Hawaii acquisition increased sales during the first nine months of fiscal 2005 by $0.9 million as compared to the same period in 2004. Additionally, the extra week of operations during the first nine months of fiscal 2005 resulting from the change in the Company's monthly reporting period and increased sales at HNWC by $0.2 million. The remaining $1.4 million increase was due to additional volume generated by HNWC in Hawaii.

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

During Q3 2005, gross profit of $15.6 million increased 2.6%, or $0.4 million, compared to Q3 2004. Gross profit as a percent of sales increased to 7.2% in Q3 2005 compared to 7.0% in Q3 2004. Gross profit by business segment is as follows (dollars in millions):

                                             Quarter ended
                                                 June
                                            ----------------    Incr
                                             2005      2004    (Decr)
                                            ------    ------    -----
    Wholesale distribution segment          $ 12.0    $ 12.1    $(0.1)
    Retail health food stores segment          3.2       3.0      0.2
    Beverage segment                           0.4       0.1      0.3
                                            ------    ------    -----
                                            $ 15.6    $ 15.2    $ 0.4
                                            ======    ======    =====

Gross profit from our wholesale distribution segment for Q3 2005 decreased $0.1 million compared to Q3 2004 primarily due to $1.1 million lower gross profit realized on cigarette and non cigarette products resulting from competitive pricing pressures. Items increasing gross profit during Q3 2005 included $0.6 million related to excise tax increases in certain states that occurred on January 1, 2005, $0.2 million related to increases in manufacturer's incentive payments less incentive payments made to customers, $0.1 million related to candy price increases and $0.1 million related to a smaller quarterly LIFO charge in Q3 2005 as compared to Q3 2004.

Gross profit for the retail health food segment increased $0.2 million in Q3 2005 as compared to Q3 2004 primarily the result of increased sales discussed above and product mix which generated $0.4 million of additional gross profit, a $0.2 million smaller LIFO charge in Q3 2005 as compared with Q3 2004, offset by $0.4 million in increased product costs and higher throw-outs related to perishable and low-carb products.

Gross profit for the beverage segment increased $0.3 million in Q3 2005 primarily due to the incremental sales from TSI., which was acquired in June 2004, and HNWC as discussed above.

For the nine months ended June 2005, gross profit increased 3.2% to $45.4 million from $44.0 million for the same period during the prior fiscal year.

Gross profit as a percent of sales decreased to 7.25% from 7.28% for the nine month period ended June 2005 compared to the same period in 2004. Gross profit by business segment is as follows (dollars in millions):

                                           Nine months ended
                                                  June
                                            ----------------    Incr
                                            2005      2004    (Decr)
                                           ------    ------    -----
    Wholesale distribution                 $ 34.4    $ 33.8    $ 0.6
    Retail health food stores                10.0       9.8      0.2
    Beverage segment                          1.0       0.4      0.6
    Intersegment elimination                  0.0       0.0      0.0
                                           ------    ------    -----
                                           $ 45.4    $ 44.0    $ 1.4
                                           ======    ======    =====

Gross profit from our wholesale distribution segment for the nine months ended June 2005 increased approximately $0.6 million as compared to the prior year. Items increasing gross profit during the first nine months of fiscal 2005 as compared to the same period in fiscal 2004 included $0.6 million attributable to the extra week of operations resulting from a change in our reporting period, $0.3 million due to cigarette price increases implemented by major cigarette manufacturers in December 2004, $1.2 million related to the excise tax increases in certain states that occurred on January 1, 2005, $0.1 million related to candy price increases, incentive payments of $0.5 million received from cigarette and non-cigarette vendors based on the Company's buying volumes and $0.2 million related to increased volume of other products. These increases were offset by decreases in cigarette margin of $1.6 million resulting from decreased carton volume and $0.7 million from a larger LIFO charge during the first nine months of fiscal 2005 as compared to the same period in fiscal 2004.

Gross profit for the retail health food segment for the first nine months of fiscal 2005 increased approximately $0.2 million compared with the same period in fiscal 2004. The increase was primarily due to the extra week of operations, which contributed approximately $0.2 million in gross profit during the period, and $0.2 million due to improved sales and change in product mix and a smaller LIFO charge when compared to the first nine months of fiscal 2004. These increases were offset by a $0.2 million decrease in margin related to higher product costs and throw-outs of perishable and low-carb products.

Gross profit for the beverage segment increased $0.6 million in the first nine months of fiscal 2005 primarily due to the incremental sales from TSI (acquired in June 2004) that contributed approximately $0.4 million of gross profit. HNWC contributed an additional $0.3 million in gross profit due in large part to process improvements that have occurred since the completion of the plant construction in fiscal 2004. These increases were offset by a $0.1 million larger LIFO charge at HNWC in the first nine months of 2005 as compared to the first nine months of fiscal 2004.

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

In Q3 2005 operating expense increased 6.0% or approximately $0.8 million as compared to Q3 2004. The increase is primarily related to the acquisition of TSI in June 2004 which added $1.0 million of additional operating expenses in Q3 2005 compared to Q3 2004. The wholesale distribution segment's operating expenses were flat quarter over quarter, however the segment experienced an increase of $0.3 million higher professional fees during Q3 2005 as compared to Q3 2004 as the Company works towards Sarbanes-Oxley compliance. This increase was offset by reduced bad debt expense of $0.1 million and lower labor and insurance costs totaling $0.2 million. The retail segment decreased its operating expenses by $0.3 million in Q3 2005 as compared to Q3 2004 primarily from lower employee related expenses.

For the nine month period ended June 2005, which included an extra week of operations, total operating expense increased 9.6% or approximately $3.8 million to $43.2 million compared to the same period in the prior year. The increase during the first nine months of fiscal 2005 as compared to the same period in prior year is primarily related to the addition of TSI in June 2004 which added approximately $3.0 million of additional operating expenses, increased professional fees of $0.7 million in the wholesale segment as the Company works towards Sarbanes-Oxley compliance and increased operating expenses of $0.3 million at HNWC due to the acquisition of NESCO Hawaii in July 2004. The increases were offset by decreased operating expenses in the retail segment of $0.1 million which was the result of lower employee related expenses, despite the extra week of operations in the first nine month of fiscal 2005. In addition, the Company incurred $0.1 million of rent expense and professional fees associated with a warehouse formerly used by the discontinued health food distribution business when the subtenant of the warehouse defaulted on the rental agreement.

As a result of the above, operating income for Q3 2005 decreased by $0.4 million compared to Q3 2004 to $1.3 million. Operating income from continuing operations for the nine months ended June 2005 decreased by $2.3 million to $2.2 million.

INTEREST EXPENSE

Interest expense for Q3 2005 and the nine months ended June 2005 increased $0.2 million and $0.6 million, respectively as compared to Q3 2004. The increase was primarily due to increases in the prime lending rate during the periods which under the terms of the amended and restated credit facility, is the rate at which the Company primarily borrows. On average, the Company's borrowing rates on its variable rate debt were 1.43% higher and average borrowings were $7.3 million higher in Q3 2005 as compared to Q3 2004. For the nine months ended June 2005 interest rates were, on average, 1.93% higher and average borrowings were $13.3 million higher as compared to Q3 2004. Borrowings were higher in both periods in large part due to the $4.5 million of debt related to the acquisition of TSI in June 2004 and Nesco Hawaii in July 2004.

OTHER

For the first nine months of fiscal 2005, other income decreased $0.5 million as compared to same period in fiscal 2004 because of the sale of available-for-sale securities in the first nine months of 2004 that did not recur in 2005.

For the first nine months of fiscal 2005, minority interest in loss, net of tax, increased during the period (which decreased the net loss) by $0.1 million as compared to the same period in fiscal 2004 due to the 15% ownership of TSI that is not owned by AMCON. Additionally, losses were not allocated due to the reduction of the third parties investment to zero as a result of the cumulative losses.

As a result of the above factors, the income from continuing operations for Q3 June 2005 decreased $0.4 million compared to the same period of the prior year to $0.2 million. The loss from continuing operations for the nine months ended June 2005 of $0.2 million represented a decrease of $2.1 million from the same period of the prior year.

During Q3 2005 and the first nine months of fiscal 2005, the Company paid preferred dividends of $0.1 million and $0.2 million, respectively, on its Series A and B, Cumulative, Convertible Preferred Stock.

DISCONTINUED OPERATIONS

Effective March 31, 2005, the Company's subsidiary, The Beverage Group, Inc., ceased on-going operations due to recurring losses since its December 2002 inception. A charge of $0.2 million and $1.0 million, before taxes, was included in loss from discontinued operations in Q3 2005 and first nine months of fiscal 2005, respectively. The charge represents the adjustment of the accounts receivable and inventory to their net realizable values and to write off fixed assets. In addition, in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" management has accrued one-time termination benefits and rent and related expenses associated with the remaining lease commitment on the office lease totaling approximately $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------
The Company requires cash to pay its operating expenses, purchase inventory and make capital investments and acquisitions of businesses. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings, as necessary. During the nine months ended June 2005, the Company generated $1.3 million of cash from operating activities, primarily through the reduction of inventories offset by an increase in accounts receivable and a reduction of accounts payable. Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, in the circumstance where we are "buying-in" to obtain favorable terms on a particular product or to maintain our LIFO layers, we may have to retain the inventory for a period longer than the payment terms. This generates cash outflow from operating activities that we expect to reverse in a later period. Additionally, during the summer, which is our busiest time of the year, we generally carry larger back stock of inventory to ensure high fill rates to maintain customer satisfaction. Our inventory levels are usually at their highest levels in the third and fourth fiscal quarters but at any given month end can vary based on the day of the week that month end occurs. We generally experience reductions in inventory levels during the first fiscal quarter, as compared to year end, and maintain these levels until the beginning of the third fiscal quarter when we begin building for increased summer business.

Cash of $2.5 million was utilized in investing activities during the first nine months of fiscal 2005 for capital expenditures primarily related to the purchase of a building and the construction of an addition so that we could relocate one of our wholesale distribution facilities. A significant portion of the cash flows used in investing activities were financed through the real estate term debt discussed below.

The Company added net cash of $1.1 million from financing activities during the first nine months of fiscal 2005 primarily from borrowings of $13.9 million on bank credit agreements and other short and long-term debt arrangements and $1.8 million from the private placement of Series B

Convertible Preferred Stock (net of costs incurred to issue the securities). Cash of $14.0 million was used in financing activities during the first nine months of fiscal 2005 to pay down revolving lines of credit totaling $4.8 million used to fund our beverage segment, $6.8 million in subordinated debt in the retail segment and other long-term debt totaling $2.4 million. During the first nine months of fiscal 2005, $0.2 million was used to pay dividends on preferred stock and $0.4 million was used to pay for costs incurred to amend and restate our revolving credit facility.

As of June 2005, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of $36.8 million. This compares to cash on hand of $0.4 million and negative working capital of $11.9 million as of September 2004. The evaluation of the Company's working capital is significantly impacted by the classification of the revolving credit facility as a short-term obligation in September 2004 and treatment as long-term in June 2005, except for the amount expected to be paid on the revolver in the next twelve months, for the reasons discussed in Note 8. The Company's ratio of debt to equity was 6.49 at June 2005 compared to 5.37 in September 2004. For purposes of this calculation, the Series A and Series B Preferred Stock and other long-term liabilities (the water royalty) are excluded.

The Company's maximum revolving credit limit on the Facility was $54.0 million at June 30, 2005, however the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. On June 30, 2005, the balance on the facility was $51.3 million, including Term Note A, and the amount available to borrow, based on our collateral and the loan limit was approximately $52.1 million. During the nine months ended June 30, 2005 our peak borrowing was $52.9 million, our average borrowing was $48.2 million and our average availability was $3.5 million. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on the collateralized assets.

Funds generated from operations, supplemented as necessary with funds available under the Facility have historically provided sufficient liquidity for operation of the wholesale and retail businesses. In April 2005, management negotiated the inclusion of TSI into the Company's revolving credit facility which has incrementally increased collateral by $0.8 million. Additionally, management has been actively negotiating with potential investors and lenders to privately place additional debt or equity to provide additional funding for TSI. If the Company is unable to raise the additional funds in the near future, plans for growth within TSI would be negatively impacted and could potentially impact the carrying value of the business.

As described in Note 12 to the condensed consolidated unaudited financial statements included in this report, TSI obtained unsecured, subordinated loans of $500,000 on August 8, 2005 with a maturity of December 8, 2005, of which $250,000 was from Aristide Investment, L.P., a California limited partnership (of which, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, is a partner). The other $250,000 was from Draupnir, LLC, a Delaware limited liability company (of which, Allen Petersen, one of the Company's directors, is a member). These temporary loans was made available to TSI to provide time for the Special Committee, composed of independent, disinterested members of the Company's Board of Directors, to explore strategic alternatives. The Special

Committee is in the process of selecting a financial adviser to evaluate and pursue these strategic alternatives and related matters. One of these related matters delegated by the Board of Directors to the Special Committee is to explore the feasibility of obtaining additional equity or mezzanine capital for investment in The Healthy Edge, Inc. which is planned to be an intermediate holding company for the subsidiaries conducting the retail health food and beverage segments. These businesses have higher growth potential than the wholesale distribution segment and require additional capital to fund their capital expenditures and operating requirements in order to achieve that potential and also, in the case of TSI, to achieve profitability. The strategic alternatives being considered by the Special Committee include the spin-off of at least 80% of the stock of The Healthy Edge, Inc. to the Company's stockholders but additional capital is expected to be needed to make that alternative viable. If such capital is not forthcoming, it is anticipated that the sale of some or all of the business constituting the retail health food and beverage segments will emerge as the principal strategic alternative to be pursued by the Special Committee with assistance from its financial adviser. In this regard, Mr. Wright has expressed an interest in forming a group to acquire the Company's retail health food and beverage businesses on an arms-length basis with the Special Committee acting on behalf of the Board of Directors.

The Special Committee plans to proceed with this process as promptly as is reasonably practicable in order to avoid jeopardizing access to the capital needed for continued operation and growth of these businesses. The Special Committee also recognizes the need to move quickly in conducting this process to satisfy the requirement contained in a recent amendment to the loan agreement for the Company's revolving credit facility that the Company sell or liquidate the beverage businesses by December 10, 2005. The spin-off alternative would not constitute a sale or liquidation of the beverage business and would for this and other reasons require a consent from the bank lenders under the revolving credit agreement.

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

Contractual Obligations
-----------------------
Except as described above, there have been no material changes to our financial obligations and financial commitments as described on pages 43 and 44 of Form 10-Q for the quarter ended March 31, 2005 filed with the Securities and Exchange Commission on May 27, 2005.

Credit Agreement
-------------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). As of June 2005, the outstanding balance on the Facility was $51.3 million, including

Term Note A. The Facility, which was amended in October 2004, transfered $1.2 million of revolving debt to term debt and added the subsidiaries, except TSI, as borrowers. TSI was subsequently added as a borrower in April 2005. The Facility bears interest at a variable rate equal to the bank's base rate, which was 6.25% at June 2005. The Company may, however, select a rate equal to LIBOR plus 2.50%, for an amount of the Facility up to $10.0 million which relates to our swap agreement. The Facility continues to restrict borrowings for intercompany advances to TBG and TSI to $1.0 million in the aggregate and to the retail health food subsidiaries and HNWC to $0.9 million in the aggregate in fiscal 2005 and $0.1 million in the aggregate in subsequent years.

The Company hedges its variable rate risk on a notional $10.0 million of its borrowings under the Facility by use of interest rate swap agreements. This swap agreement has the effect of converting the interest on this amount of debt to a fixed rate of 4.87% per annum.

The Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month. The Facility is collateralized by all of the Company's equipment, intangibles, inventories and accounts receivable. The Facility expires in April 2007.

The Facility contains covenants that (i) restrict permitted investments, (ii) restrict intercompany advances to certain subsidiaries as described above,
(iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including an average annual fixed charge ratio of 0.7 to 1.0, and a minimum tangible net worth of $1.5 million through September 2005 and $2.5 million thereafter.
The Facility also provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

At June 30, 2005, the Company had tangible net worth of zero, as defined by the Facility, and was not in compliance with the minimum tangible net worth covenant, as amended. In addition, the Company's fixed charge ratio of 0.54 at June 30, 2005 was not in compliance with the minimum fixed charge coverage ratio of 0.7, as amended. As set forth in the loan agreement, the failure to comply with the minimum fixed charge coverage ratio shall not constitute an Event of Default so long as AMCON has sufficient aggregate availability on the revolving credit facility to institute a reserve in an amount equal to the difference between AMCON's calculated fixed charge coverage ratio and the minimum fixed charge coverage ratio. At June 30, 2005, the amount necessary to attain compliance with the fixed charge coverage ratio was approximately $1.2 million. The Company obtained a waiver of the covenants for the period ended June 30, 2005. In addition, the lender suspended both covenants through the end of the fiscal year. The covenants will be reset and reinstated after the disposal of the beverage operations. See Item 2, COMPANY OVERVIEW - THIRD FISCAL QUARTER 2005 for further discussion.

In connection with the amendment to the Facility in October 2004, the Company obtained the $5.0 million Term Note B from LaSalle Bank, which had an outstanding balance of $4.5 million at June 2005. Term Note B bears interest at the bank's base rate plus 2.00%, which was 8.25% at June 2005 and is required to be repaid in eighteen monthly installments of $0.3 million.

The Company's Chairman has personally guaranteed repayment of up to $10 million of the combined amount of the Facility and the term loans. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

The Company's $2.8 million and $2.0 million credit facilities with a bank which were used to fund operating activities of our beverage segment were eliminated in October 2004 as they were brought into the Company's revolving credit facility as part of the debt restructuring transaction.

As noted above, the agent for the bank lenders under the Facility has required that the Company dispose of the beverage business by December 10, 2005.

Preferred Stock
---------------
In October 2004 the Company completed a $2.0 million private placement of Series B Convertible Preferred Stock representing 80,000 shares at $25 per share, the proceeds of which were used in combination with funds from Term Note B to retire $6.8 million of subordinated debt.

Real Estate Term Debt
---------------------
In December 2004, the Company purchased a distribution building in Rapid City, South Dakota and began construction of an addition to the building. The lease on the current building was extended to coincide with the completion of construction in the third quarter of fiscal 2005. The Company has incurred capital expenditures relating to the building, construction of the addition and related equipment purchases in the amount of approximately $1.8 million. The Company arranged permanent financing for the building and equipment in an amount equal to 80% of the acquisition cost or approximately $1.5 million. The remainder of the capital expenditures related to the building and the building addition have been provided by the Facility.

In June 2001, the Company borrowed $6.9 million from a bank, at a fixed rate of 7.5%, to purchase the distribution facility in Quincy, IL. The loan is collateralized by two of the Company's owned distribution facilities (Bismarck, ND and Quincy, IL). As of June 2005, the outstanding balance on the loan was approximately $6.2 million. This real estate loan is amortized on a 20 year basis with a balloon payment due on June 1, 2006. In August 2005, the maturity date of the loan was extended to October 1, 2005. The Company intends to refinance the loan on a long term basis on terms similar to those in the current loan agreement.

TSI Financing
-------------
In December 2004, a director of the Company extended a revolving credit facility to TSI in a principal amount of up to $1.0 million at an interest rate of 8% per annum. The entire $1.0 million is outstanding at June 30, 2005. The director received, as collateral, a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property.

Additionally, on March 30, 2005, a Company that is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder of the Company, extended $0.5 million to TSI under a promissory note due on or before June 15, 2005 and has subsequently been amended to come due on September 30, 2005. The note bears interest at 7% per annum.

As noted above, TSI obtained unsecured, subordinated loans of $500,000 on August 8, 2005, with a maturity of December 8, 2005, of which $250,000 was from Aristide Investments, L.P., a California limited partnership (of which, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, is a partner). The other $250,000 was from Draupnir, LLC, a Delaware limited partnership (of which, Allen D. Petersen, one of the Company's directors, is a member). The loans bear interest at seven percent per annum.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Gold Bank (the "Gold Bank Loans"), who is also a participant lender on the Company's revolving line of credit. The Gold Bank Loans contain cross default provisions which cause all loans with Gold Bank to be considered in default if any one of the loans where Gold Bank is a lender, including the revolving credit facility is in default. Since Gold Bank approved waivers of the covenant violations in the Facility, the Gold Bank Loans are not considered to be in default.

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". This statement changes the requirements in the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

As noted above, TSI obtained unsecured, subordinated loans of $500,000 on August 8, 2005, with a maturity of December 8, 2005, of which $250,000 was from Aristide Investments, L.P., a California limited partnership (of which, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, is a partner). The other $250,000 was from Draupnir, LLC, a Delaware limited partnership (of which, Allen D. Petersen, one of the Company's directors, is a member). The loans bear interest at seven percent per annum.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk on its variable rate debt. At June 2005, we had $45.8 million of variable rate debt outstanding (excluding $10.0 million variable rate debt which is fixed through the swaps described below), with maturities through April 2007. The interest rate on this debt was 6.25% at June 2005. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.3 million for each 1% change in our lender's prime interest rate.

At June 2005, the Company has an interest rate swap agreement with a bank in order to mitigate the Company's exposure to interest rate risk on this variable rate debt. Under the agreement, the Company agreed to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to agreed-upon notional principal amounts of $10.0 million. The interest rate swap effectively converts $10.0 million of variable-rate senior debt to fixed-rate debt at a rate of 4.87% on the $10.0 million notional amount through the maturity of the swap agreements on June 2, 2006. This interest rate swap agreement has been designated as a hedge and is accounted for as such for financial accounting purposes.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments other than the interest rate swaps which could expose us to significant market risk.

Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. There have been no significant changes in the Company's disclosure controls and procedures or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company. Based on that evaluation and subject to the foregoing, the Principal Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures, as designed and implemented, are effective, as of the end of the period covered by this report, at the reasonable assurance level.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

TSI ACQUISITION

AMCON announced in May 2004 that it was filing suit against Trinity Springs, Ltd. in order to obtain an order from the United States District Court for the District of Idaho declaring that a majority of the votes entitled to be cast by the shareholders of Trinity Springs, Ltd. were cast in favor of the sale of substantially all of its assets to AMCON's subsidiary, TSL Acquisition Corp., and thereby satisfied the shareholder approval condition of the asset purchase transaction. Subsequent to AMCON's filing of its lawsuit, the Inspectors of Election and the Board of Directors of Trinity Springs, Ltd. certified the shareholder voting results in favor of the asset purchase transaction.

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

On July 19, 2004, several of the same minority shareholders, along with some additional shareholders filed an amended complaint in the same Idaho state court action. The minority shareholders' amended complaint seeks (i) a declaration that the asset sale transaction is void and injunctive relief rescinding that transaction or, alternatively, that a new shareholder vote on the asset sale transaction be ordered, (ii) damages for the alleged breaches of fiduciary duty which are claimed to have arisen out of the disclosure made in connection with the solicitation of proxies, how the votes were counted, and conducting the closing without the requisite shareholder vote, and (iii) imposition of a constructive trust on the sale proceeds and requiring separate books to be maintained. In June 2005, the same minority shareholders filed a motion for a partial summary judgement in which they asked the Court for a determination that the asset sale transaction was consummated without shareholder approval in violation of Idaho law. Additionally, the minority shareholders requested the rescission of the sale and the restoration of the parties to their pre-sale positions. AMCON is currently in the process of responding to this filing and, on the basis of the advice from trial counsel, continues to believe that the shareholders of Trinity Springs, Ltd. approved the sale of assets to the Company in accordance with applicable law and that the asset sale transaction was properly completed.

PACIFIC VENTURES HAWAII

On or about April 15, 2005, plaintiff Pacific Ventures Hawaii filed an action in Superior Court of the State of California for the County of Los Angeles naming The Beverage Group, Inc. ("TBG") and certain other unaffiliated parties as defendants. The dispute centers around a series of contracts entered into by the various parties to import, broker, market and distribute the Hype Classic Energy Drink line of products. TBG was to act as the master distributor for the product. The complaint filed in that action alleges five causes of action against the defendants: breach of contract; common counts; intentional interference with contract; intentional interference with prospective economic advantage; and negligent interference with business relationships. The plaintiff does not specifically allege how TBG breached the contracts or how it acted wrongfully. The complaint filed in that action seeks compensatory damages "in excess of $500,000 and according to proof"; punitive damages in an unspecified amount; attorney's fees, witness fees and costs incurred; and all other relief the Court deems just and proper.

On May 6, 2005 outside counsel for TBG faxed a letter to plaintiff's counsel demanding that the case be dismissed with prejudice because TBG believes: it did not breach any of its obligations under those contracts to which it is a party; the plaintiff has stated in writing that TBG does not have any liability; and the applicable contract has provisions mandating submission of any disputes to arbitration by the American Arbitration Association in New York. If the plaintiff does not voluntarily dismiss this suit, TBG will file an answer or motion to dismiss and vigorously defend the action. At this point it is too early to determine the likely outcome of the action.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

During the fiscal quarters ended December 2004 and June 2005, the Company's minimum tangible net worth dropped below that required by the Facility. LaSalle Bank, agent for the lenders, waived this default and entered into an amendment to the Credit Agreement effective December 31, 2004 which reduced the minimum tangible net worth covenant requirement to $1.5 million through September 30, 2005 and $2.5 million thereafter, and redefined and reduced the minimum fixed charge coverage ratio to 0.7 million for the remainder of fiscal 2005. The Company was not in compliance with the minimum tangible net worth covenant at June 30, 2005. As discussed in Note 8 to the condensed consolidated unaudited financial statements and Part I, Item 2 of Management's Discussion and Analysis, the financial covenant violations were waived by the lenders as of June 30, 2005 and suspended through the end of the fiscal year. The covenants will be reset and reinstated subsequent to the Company's disposition of its beverage operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.


Item 6.   Exhibits

(a) EXHIBITS

2.1 Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. dated March 8, 2001 (incorporated by reference to Exhibit 2.1 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

2.2 Amendment to Assets Purchase and Sale Agreement by and between Food For Health Company, Inc., AMCON Distributing Company and Tree of Life, Inc. effective March 23, 2001 (incorporated by reference to Exhibit 2.2 of AMCON's Current Report on Form 8-K filed on April 10, 2001)

2.3 Asset Purchase Agreement, dated April 24, 2004, between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.
     (incorporated by reference to Exhibit 2.8 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

2.4 First Amendment to Asset Purchase Agreement dated June 17, 2004 between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 2.9 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.1 Restated Certificate of Incorporation of the Company, as amended May 11, 2004 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

3.3 Second Corrected Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Securities of AMCON Distributing Company dated August 5, 2004 (incorporated by reference to Exhibit 3.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Securities of AMCON Distributing Company dated October 8, 2004 (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.1  Specimen Common Stock Certificate (incorporated by reference to Exhibit
     4.1 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

4.2 Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.3 Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)


4.4 Securities Purchase Agreement dated June 17, 2004 between AMCON Distributing Company, William F. Wright and Draupnir, LLC (incorporated by reference to Exhibit 4.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.5 Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.1 Amended and Restated Loan and Security Agreement, dated September 30, 2004, between the Company and LaSalle National Bank, as agent (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.2 Revised First Amendment To Amended and Restated Loan and Security Agreement, dated April 14, 2005 (incorporated by reference to Exhibit
      10.2 of AMCON's Form 10-Q filed on May 27, 2005)

10.3 Revised Second Amendment to Amended and Restated Loan and Security Agreement, dated May 23, 2005 (incorporated by reference to Exhibit
      10.3 of AMCON's Form 10-Q filed on May 27, 2005)

10.4 Third Amendment to Amended and Restated Loan and Security Agreement, dated August 12, 2005

10.5 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)*

10.6 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

10.7 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)*

10.8 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)*

10.9  Director and Officer Compensation (incorporated by reference to Exhibit
      10.8 of AMCON's Form 10-Q filed on May 27, 2005)

10.10 Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.11 Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.12 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit
      10.13 of AMCON's Quarterly Report on Form 10-Q filed on August 11,
      2003)

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

10.26 One Hundred Eighty Day Redemption Mortgage and Security Agreement by and between AMCON Distributing Company and Gold Bank (incorporated by reference to Exhibit 10.23 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.27 Security Agreement by and between AMCON Distributing Company and Gold Bank (incorporated by reference to Exhibit 10.24 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.28 Promissory Note, dated March 30, 2005 issued by Trinity Springs, Inc. to Nebraska Distributing Company

10.29 Subordinated Promissory Note, dated August 8, 2005 issued by Trinity Springs, Inc. to Draupnir, LLC

10.30 Subordinated Promissory Note, dated August 8, 2005 issued by Trinity Springs, Inc. to Aristide Investments, L.P.

10.31 Subordination Agreement, dated as of August 8, 2005, among Trinity Springs, Inc., Artiside Investment L.P., and Draupnir, LLC

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

