Form 10-K/A
period 2004-09-24
AMCON DISTRIBUTING CO
filed 2005-11-30
CIK 928465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K/A
                            (Amendment No. 2)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                ----    ----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No  X
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

                          AMCON DISTRIBUTING COMPANY
                         ----------------------------
                         2004 FORM 10-K/A ANNUAL REPORT
                         ----------------------------
                              Table of Contents
                         ----------------------------
                                                                        Page
                                                                        ----
                                PART I

Item 1.    Business......................................................   5

Item 2.    Properties....................................................  15

Item 3.    Legal Proceedings.............................................  16

Item 4.    Submission of Matters to a Vote of Security Holders...........  17

Item 4A.   Executive Officers of the Company.............................  17

                                PART II

Item 5.    Market for the Registrant's Common Stock, Related
           Stockholder Matters and Issuer Purchases of Equity Securities.  18

Item 6.    Selected Financial Data.......................................  19

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  19

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....  19

Item 8.    Financial Statements and Supplementary Data...................  19

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  19

Item 9A.   Controls and Procedures.......................................  19

Item 9B.   Other Information.............................................  20


                                PART III

Item 10.   Directors and Executive Officers of the Registrant............  20

Item 11.   Executive Compensation........................................  21

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management................................................  21

Item 13.   Certain Relationships and Related Transactions................  21

Item 14.   Principal Accountant Fees and Services........................  21


                                   2


                                PART IV

Item 15.   Exhibits and Financial Statement Schedules....................  21



















































EXPLANATORY NOTE

Subsequent to the original issuance on January 7, 2005 of the Registrant's Annual Report on Form 10-K for the year ended September 24, 2004, management and the Company's Audit Committee determined that the balance sheet as of September 24, 2004 needed to be restated to reflect (i) a correction to the classification of Series A Preferred Stock from permanent equity to mezzanine financing, and (ii) a correction to the classification of its revolving credit facility from long-term to short-term debt. Management and the Company's Audit Committee also determined that the provision for nonoperating asset impairment which was reported as a component of "Other income, net" in the statement of operations for the year ended September 26, 2003 should be corrected and reclassified as a component of operating expenses under the title "Impairment charges." These corrections were made on Form 10-K/A filed with the Securities and Exchange Commission on August 22, 2005 (Amendment No.
1).

In accordance with Emerging Issue Task Force ("EITF") Topic No. D-98 "Classification and Measurement of Redeemable Securities," the possibility of a redemption of securities that is not solely within the control of the
issuer   without regard to probability   requires the security to be
classified outside of permanent equity. The Company's Certificate of Designations creating the Series A Preferred Stock contains provisions that give the holders the optional right to redeem such stock if either there is a change of control (as defined in the Certificate of Designations) or the Wright Family (as defined in the Certificate of Designations to include William F. Wright, the Company's Chief Executive Officer, Chairman of the Board and largest stockholder) beneficially owns less than 20% of the outstanding shares of common stock. The Company believes it is unlikely that either of those events will occur without support of the Board of Directors since the two owners of the Series A Preferred Stock are represented on the Board of Directors, the interests of the Company and those representatives are aligned, and the aggregate ownership of all of the Board members is in excess of two-thirds of the outstanding shares of common stock. However, there can be no assurance that this will not occur.

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

Subsequent to the issuance of Amendment No. 1 on August 22, 2005, management and the Company's Audit Committee determined that Amendment No. 1 should be restated to correct an error in the application of generally accepted accounting principles related to the calculation of diluted earnings (loss)

per share in accordance with Statement of Financial Accounting Standards No. ("SFAS") 128 "Earnings Per Share." Specifically, Amendment No. 2 incorporates a correction that was made to exclude the impact of the conversion of preferred stock on diluted earnings (loss) per share because the conversion of the preferred stock was determined to be anti-dilutive in fiscal 2004. No convertible preferred stock was outstanding in fiscal 2003 or 2002 and, therefore, no correction is necessary to diluted earnings per share for those periods.

These restatements do not impact amounts already reported as sales, net income (loss) available to common shareholders, or basic earnings per share, nor will it result in a default under any provisions in the credit agreement.

Except for Item 9A of Part II and Item 15 of Part IV and the associated certifications, no other information included in Amendment No. 1 on Form 10-K/A filed on August 22, 2005 is amended by this Amendment No. 2 on Form 10-K/A.

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

This transaction has been retroactively reflected as discontinued operations in the consolidated financial statements in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" because it represents a component of an entity in which the operations and cash flows have (or will be) eliminated from the ongoing operations and the Company will not have any significant continuing involvement in the operations of TBG.
The disposition is further described under footnote 19 "Subsequent Events" on page F-35 of the second amended 2004 Annual Report to Shareholders and is incorporated herein by reference.

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

As more fully described in footnote 22 of the Company's Annual Report to Shareholders, as amended, for the fiscal year ended September 24, 2004, the Company has restated its September 2004 consolidated financial statements to:

   - correct classification errors of the Series A Preferred Stock and the Company's revolving credit facility,

   - correct the classification of a provision for impairment of a nonoperating asset from "Other income, net" to operating expenses under the title "Impairment charges," and

   - correct the calculation of diluted earnings (loss) per share

The Company's Chief Executive Officer and Chief Financial Officer concluded that a material weakness (as defined under standards established by the American Institute of Certified Public Accountants) existed in the Company's disclosure controls and procedures with respect to the application of accounting guidance contained in certain Emerging Issues Task Force Applications ("EITF's") and other accounting standards relating to the Company's recent financing transactions, including the transaction's impact on the calculation of diluted earnings per share. This material weakness resulted in the restatements described above. The Company has enhanced the training of our accounting staff and required periodic review of a wider variety of current technical accounting literature to obtain a reasonable level of assurance that all appropriate accounting guidance is applied to the classification of indebtedness it incurs and equity securities it issues and its implications on the calculation of diluted earnings per share. While management believes these actions should correct this material weakness, management continues to evaluate and enhance their controls and procedures.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company Common Stock. Officers, directors and greater-than-ten-percent shareowners are required by SEC regulation to furnish the Company with copies of such Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended 2004 with all Section 16(a) filing requirements applicable to the Company officers, directors and greater-than-ten-percent beneficial owners.
                                   20

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Chairman, President, Chief Financial Officer, Controller and directors of the Company. In addition, the Company has adopted a Code of Business Conduct and Ethics which includes more extensive requirements than those required by Section 406 of the Sarbanes Oxley Act of 2002. The Company's Code of Business Conduct and Ethics applies to all of its directors, officer and employees of the Company while section 406 of the Sarbanes Oxley Act of 2002 applies its more limited ethical requirements only to the Company's principal executive officers and controller or senior accounting officer (or persons performing similar functions). A copy of the Code of Ethics is incorporated by reference in this Form 10-K/A (Amendment No. 2) as Exhibit 14.1.

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


                                                              Reference Page
                                                              --------------
       Report of Independent Registered Public Accounting Firm      F-1
       Consolidated Balance Sheets as of Fiscal Years
          Ended September 2004 and 2003 (as restated)               F-2
       Consolidated Statements of Operations for the
          Fiscal Years Ended September 2004 (as restated),
          2003 (as restated) and 2002                               F-3
       Consolidated Statements of Shareholders' Equity
          and Comprehensive Income (Loss) for the Fiscal
          Years Ended September 2004 (as restated),
          2003 and 2002                                             F-4
       Consolidated Statements of Cash Flows for the Fiscal
          Years Ended September 2004, 2003 and 2002                 F-5

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

31.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Michael D. James, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

 *    Represents management contract or compensation plan or arrangement


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 28th day of November, 2005.


                                       AMCON DISTRIBUTING COMPANY



                                       By: /s/ William F. Wright
                                       -------------------------
                                       William F. Wright, Chairman

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 28th day of November, 2005.

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

/s/ Christopher H. Atayan         Director
------------------------
Christopher H. Atayan

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

/s/ Allen D. Petersen             Director
------------------------
Allen D. Petersen

/s/ Timothy R. Pestotnik          Director
------------------------
Timothy R. Pestotnik


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AMCON Distributing Company:

We have audited the consolidated financial statements of AMCON Distributing Company and its subsidiaries (the "Company") as of September 24, 2004 and September 26, 2003, and for each of the three fiscal years in the period ended September 24, 2004 and have issued our report thereon dated January 7, 2005 (August 19, 2005, as to the effects of the subsequent event discussed in Note 19, August 19, 2005 as to the effects of the restatement discussed in paragraphs 1, 2, and 3 of Note 22, and November 28, 2005 as to the effects of the restatement discussed in paragraph 4 of Note 22) which report expresses an unqualified opinion and includes explanatory paragraphs relating to the change in method of accounting for goodwill and intangibles assets in 2003 and the restatements of the Company's consolidated financial statements discussed in Note 22; such consolidated financial statements and report are included in your amended 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
January 7, 2005
(August 19, 2005, as to the effects of the subsequent event discussed in Note 19, August 19, 2005 as to the effects of the restatement discussed in paragraphs 1, 2, and 3 of Note 22, and November 28, 2005 as to the effects of the restatement discussed in paragraph 4 of Note 22)


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