Form 10-K
period 2005-09-30
AMCON DISTRIBUTING CO
filed 2006-08-23
CIK 928465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 30, 2005
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
                              (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes        No   X
                                                 ------    ------
Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes   X    No
                                                          ------    ------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes        No   X
                                                    ------    ------
                                   1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any other amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                        ----                   ----                      ----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                        ----    ----

The aggregate market value of equity securities held by non-affiliates of the Registrant on March 31, 2005 was approximately $5.0 million.

As of July 31, 2006, there were 527,062 shares of common stock outstanding.


EXPLANATORY NOTE

As previously disclosed on Form 8-K on May 31, 2006 and again on Form 8-K/A on June 21, 2006, management and the Company's Audit Committee determined that the Company's first, second and third quarter financial statements for fiscal 2005 filed on Forms 10-Q with the Securities and Exchange Commission on February 14, 2005, May 27, 2005 and August 22, 2005, respectively, should be restated due to accounting errors that occurred at the Company's wholly-owned subsidiary, Hawaiian Natural Water Company ("HNWC") in connection with the September 30, 2005 audit procedures.

In performing the September 30, 2005 audit procedures, the auditors noted discrepancies in the inventory records at HNWC. These discrepancies led the Company's Audit Committee to initiate an internal investigation which resulted in the identification of several areas where journal entries were recorded incorrectly including inventory production accounting errors; the overstatement of inventory when integrating in fiscal 2005 the production systems and records of an operation acquired in fiscal 2004; capitalization of certain fixed overhead costs as inventory which should have been expensed; failure to reserve an appropriate amount for inventory that became obsolete; and capitalization of certain product development costs that should have been expensed as incurred. The above led to an overstatement of inventory, other assets and net income by an aggregate of approximately $685,000, after tax over the first nine months of fiscal 2005. The Company believes these errors were isolated to fiscal 2005.

Subsequent to the issuance of the September 30, 2004 financial statement, Management and the Company's Audit Committee determined that the Company had incorrectly allocated interest expense to one of its wholly-owned subsidiaries that had ceased operations on March 31, 2005 (The Beverage Group, Inc.). Emerging Issues Task Force ("EITF") 87-24 "Allocation of Interest to Discontinued Operations", requires that (a) interest on debt that is to be assumed by the buyer or is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations and (b) the allocation to discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the enterprise is permitted but not required. Any interest allocated should be determined by a ratio of net assets to total net assets after adjusting for all interest and debt directly attributable to other aspects of the business. The Company allocated interest to its discontinued operations in fiscal 2004 and its quarterly reporting in fiscal 2005 using an invested capital calculation which resulted in higher interest being allocated to discontinued operations than permitted by EITF 87-24. Although indirect interest of $0.1 million would be permitted under EITF 87-24 to be allocated to discontinued operations, the Company has concluded that only direct interest of $0.1 million resulting from debt required to be repaid as part of the discontinuation of the business should be allocated to discontinued operations. Accordingly, the fiscal 2004 financial statements included here within have been restated. The fiscal 2005 impact of this restatement was corrected in the fourth quarter of fiscal 2005 with the reclassification of $0.5 million of interest expense, net of income tax benefit of $0.3 million from discontinued operations to income (loss) from continuing operations.




                          AMCON DISTRIBUTING COMPANY
                         ----------------------------
                              Table of Contents
                         ----------------------------
                                                                        Page
                                                                        ----
                                PART I
Item 1.    Business......................................................   5

Item 1A.   Risk Factors..................................................  15

Item 1B.   Unresolved Staff Comments.....................................  31

Item 2.    Properties....................................................  31

Item 3.    Legal Proceedings.............................................  32

Item 4.    Submission of Matters to a Vote of Security Holders...........  34

                                PART II
Item 5.    Market for the Registrant's Common Stock, Related
           Stockholder Matters and Issuer Purchases of Equity Securities.  34

Item 6.    Selected Financial Data.......................................  35

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  45

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....  69

Item 8.    Financial Statements and Supplementary Data...................  69

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 115

Item 9A.   Controls and Procedures....................................... 115

Item 9B.   Other Information............................................. 117

                                PART III
Item 10.   Directors and Executive Officers of the Registrant............ 117

Item 11.   Executive Compensation........................................ 121

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management................................................ 124

Item 13.   Certain Relationships and Related Transactions................ 127

Item 14.   Principal Accountant Fees and Services........................ 128

                                PART IV
Item 15.   Exhibits and Financial Statement Schedules.................... 129

                                PART I
ITEM 1.  BUSINESS

GENERAL

AMCON Distributing Company ("AMCON" or the "Company") was incorporated in Delaware in 1986. The Company's principal executive offices are located at 7405 Irvington Road, Omaha, Nebraska 68122. The telephone number at that address is 402-331-3727 and the website address is www.amcon.com. The Company makes available free of charge on its website, its reports on Forms 10-K and 10-Q, including amendments thereto, as soon as reasonably practicable after filing with the Securities and Exchange Commission ("SEC").

AMCON has three business segments:

      - Wholesale Distribution Segment - AMCON is primarily engaged in the wholesale distribution of consumer products including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products and health and beauty care products.

      - Retail Health Foods Segment - AMCON operates thirteen retail health food stores in Florida and the Midwest

      - Beverage Segment - AMCON operates a non-alcoholic beverage business that includes natural spring and purified bottling operations in the State of Hawaii. Until March 2006, AMCON also operated a geothermal water bottling operation in Idaho. See discussion in Item 3 - Legal Proceedings of this Annual Report on Form 10-K.

For purposes of this report, unless the context indicates otherwise, all references to "we", "us", "our", "Company", and "AMCON" shall mean AMCON Distributing Company and its subsidiaries including the wholesale distribution business which will be separately referred to as "ADC".

WHOLESALE DISTRIBUTION BUSINESS

ADC serves approximately 4,500 retail outlets in the Great Plains and Rocky Mountain regions, the largest of which accounted for approximately 7.6% of ADC's total revenues during fiscal 2005. Convenience Store News, a trade periodical, ranked ADC as the ninth (9th) largest distributor in its industry out of approximately 1,000 distributors in the United States based upon fiscal 2004 sales volume. Since ADC's inception, we have pursued a strategy of growth through increased sales and acquisitions. Since 1993, ADC has focused on increasing operating efficiency in its distribution business by merging smaller branch distribution facilities into larger ones. On September 30, 2005, we closed our Casper, Wyoming distribution center and now service those customers from our new larger facility in Rapid City, South Dakota. In addition, ADC has grown through expansion of its market area into contiguous regions and by introduction of new product lines to customers.

ADC distributes approximately 13,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. While cigarettes accounted for approximately 72% of the Company's sales volume during fiscal 2005, we continue to evaluate new product lines in an attempt to lessen ADC's dependence upon cigarette sales. ADC's principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Proctor & Gamble, Hershey, Mars, William Wrigley and Nabisco. ADC also markets private label lines of tobacco, snuff, water, candy products, batteries and film.

We have sought to increase sales to convenience stores and petroleum marketers by adopting a number of operating strategies which we believe give ADC a competitive advantage with these types of retailers. One key operating strategy is a commitment to customer service. In a continuing effort to provide better service than its competitors, ADC offers a complete point-of-sale (POS) program to assist with customer image building and product promotions, health and beauty programs, profit building private label programs and custom food service programs, all of which have proven to be advantageous to convenience store customers. ADC has a policy of next-day delivery and employs a concept of selling products in cut-case quantities or "by the each" (i.e. individual units). We also offer planograms to convenience store customers to assist in the design of their store and display of products within the store. In addition, customers are able to use our web site to manage their inventory and retail prices, as well as obtain periodic velocity management reports.

The wholesale distribution of cigarettes and convenience store products is significantly affected by cigarette pricing decisions and promotional programs offered by cigarette manufacturers. Over the past several years, the industry has experienced the discontinuance of promotional programs, which led to price increases by distributors, followed by manufacturers reimplementing promotional programs less than a year later. In Q1 2005, the industry then saw price increases on certain cigarette brands and in Q4 2005 more changes to promotional programs were announced for fiscal 2006 which will require all distributors to pre-pay for cigarette inventory from a certain manufacturer in order to maintain the same level of discounts. Based on these activities, it is difficult to predict how future changes in cigarette pricing and promotional programs will impact the Company and the industry in the future.

In addition, due to the heightened level of competition in the marketplace from both a wholesale and retail convenience store perspective, a number of wholesalers and retailers have sought bankruptcy protection, closed their operations, been acquired or are on the market to be sold. Increases in fuel prices are also having a negative impact on profits as fuel prices have steadily increased over the past year without any indications that they will return to past levels. Therefore, we expect that competition and pressure on profit margins will continue to affect both large and small distributors and demand that distributors continue to consolidate in order to become more efficient.

We have worked to improve ADC's operating efficiency by investing in new and more efficient information systems technology, including computerization of buying and financial control functions. Due to the significant price of cigarettes, inventory management has become even more critical. We have also sought to minimize inventory costs by focusing on the number of times inventory is renewed during a period ("inventory turns") for the same level of sales. Inventory turned 27.0 times in fiscal year 2005. Inventory turns for the past five years are as follows:

                          Fiscal         Times
                           Year      Inventory Turned
                          ------     ----------------
                          2005            27.0
                          2004            27.8
                          2003            27.5
                          2002            28.5
                          2001            26.8

The reduction in inventory turns in 2005, as compared to the last prior year, is primarily due to higher levels of cigarette inventory maintained during the year in order to take advantage of state excise tax increases in certain states. By managing operating costs, ADC is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas, yet remain competitively priced with larger, efficient distributors who offer less service than ADC.

ADC's main office is in Omaha, Nebraska and operates five distribution centers located in Illinois, Missouri, Nebraska, North Dakota, and South Dakota. These distribution centers, combined with two cross dock facilities, contain a total of approximately 516,000 square feet of floor space and employ modern equipment for the efficient distribution of the large and diverse product mix. ADC also operates a fleet of approximately 229 delivery vehicles, including straight trucks and over-the-road vehicles with refrigerated trailers.

RETAIL HEALTH FOOD BUSINESS

AMCON's retail health food stores, which are operated as Chamberlin's Market & Cafe ("Chamberlin's" or "CNF") and Akin's Natural Foods Market ("Akin's" or "ANF"), offer over 31,000 different product selections for their customers. Chamberlin's, which was first established in 1935, is an award-winning and highly-acclaimed chain of six health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, delicatessen items and organic produce. Chamberlin's operates all of its stores in and around Orlando, Florida.

Akin's, established in 1935, is also an award winning chain of seven health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, delicatessen items and organic produce. Akin's has locations in Tulsa (2 stores) and Oklahoma City (2 stores), Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka, Kansas.

The retail health food industry is experiencing an increase in sales and gross profit after several years of decline, primarily due to new store openings. Our retail health food segment has benefitted from this trend as fiscal 2005 sales increased over fiscal 2004 particularly in the Midwest where we opened a new store in Q2 2004. Our Florida stores have experienced sales improvements due to improvement in general economic conditions. The negative impact to supplement sales resulting from unfavorable media coverage related to the government ban on ephedra based products appears to have passed as sales of vitamins and supplements have increased over the prior year. Management continues to closely review all store locations for opportunities to close or relocate marginally performing stores, remodel and expand good performing stores and identify locations for additional stores.

AMCON's retail health food stores are managed collectively through a main office in Tulsa, Oklahoma, but utilize the name recognition of the established health food retail chains. The Company strives to maintain the local identity of each chain while providing a means to achieve operating synergies leading to cost savings through centralized management of operations.

BEVERAGE BUSINESS

In fiscal 2005 AMCON's beverage business consisted of Hawaiian Natural Water Company, Inc. ("HNWC") and Trinity Springs, Inc. ("TSI"). HNWC, which is headquartered in Pearl City, Hawaii, was formed in 1994 for the purpose of bottling, marketing and distributing Hawaiian natural spring water in Hawaii, the mainland and foreign markets. HNWC's Hawaiian Springs/R/ brand is the only bottled natural spring water available from Hawaii. All other bottled waters produced in Hawaii contain purified water, from which chemicals and minerals have been removed by means of reverse osmosis filtration. HNWC draws its Hawaiian Springs water from an artesian well located at the base of the Mauna Loa mountain in Kea'au (near Hilo) on the big island of Hawaii.
The water is filtered and "bottled at the source" in polyethylene terepthalate ("PET") plastic bottles, which are produced from pre-forms at HNWC's bottling facility. All of HNWC's retail PET products are bottled at its facility in Kea'au, Hawaii. These products consist of the Hawaiian Springs natural spring water line and various limited production co-packaged products.

In addition to its premium water brands, HNWC also competes in the purified water bottling market by means of the acquisition of Nesco Hawaii in July 2004. We believe that competing in this market space enables HNWC to more effectively differentiate the premium natural spring water from purified bottled water products in the market place and provides a more competitive price point in which to provide private label water to the island of Oahu.

TSI, purchased in June 2004, produced and sold a bottled natural mineral supplement and geothermal bottled water under the Trinity/R/ label and introduced a line of enhanced and organic fruit based beverage products made with Trinity Springs water in fiscal 2005. The Trinity brands were bottled at the source from one of the world's deepest and purest sources at the base of the Trinity Mountains in Idaho at a place called Paradise. The Trinity source flows to the surface of the earth through crystal-lined granite faults by means of geothermal pressure, and reaches the surface at 138 degrees Fahrenheit. TSI was headquartered in Boise, Idaho and marketed and distributed the Trinity products on a national level primarily in retail health food stores where they represented the number two packaged non-carbonated water brand in the United States. TSI's operations were closed in March 2006. See discussion in Item 3 - Legal Proceedings of this Annual Report on Form 10-K.

RECENT EVENTS

TSI - In the first quarter of fiscal year 2006, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, entered into a letter of intent in connection with his proposed acquisition of 80% of the outstanding common stock of the Company's retail health food and beverage manufacturing businesses ("LOI"). This LOI was terminated on January 10, 2006 due to, among other things, the complications created by a ruling by the District Court of the Fifth Judicial District of

the State of Idaho announced by AMCON on December 21, 2005 related to TSI, an 85% owned subsidiary of the Company. Due to uncertainties surrounding the TSI transaction, the losses generated by TSI and TSI's constant need for cash, the Company closed the TSI operations in March 2006. For more information, see Item 3 Legal Proceedings and Item 1A-Risk Factors on this Annual Report on From 10-K.

HNWC - In connection with conducting the 2005 year end audit for the Company, our independent public accountant identified approximately $685,000 in accounting and inventory irregularities at HNWC. The Company's Audit Committee launched an investigation of these matters, identified areas of internal control weakness and have put in place procedures and controls to mitigate these concerns. For more information about this issue see Item 9A Controls and Procedures of this Annual Report on Form 10-K.

DISCONTINUED OPERATIONS

The Beverage Group, Inc.("TBG"), a former business component of the beverage segment which marketed and distributed specialty beverage products, ceased on-going operations in March 2005. All TBG employees were terminated effective March 31, 2005 and the Company outsourced various responsibilities in order to maximize the value of the remaining assets by liquidating inventory, collecting receivables and evaluating its payables. The decision to discontinue TBG came after significant expenditures were made for product development, distribution network development and marketing efforts to promote our portfolio of specialty beverages in fiscal 2003 and 2004. The resulting sales were less than expected due to lack of market penetration of our new beverage products.

In our Financial Statements set forth in Item 8 of this Annual Report on Form 10-K and our Management Discussion and Analysis of the Results of Operations set forth under Item 7 of this Annual Report on Form 10-K for all periods presented, TBG's sales, gross profit (loss), selling, general and administrative, depreciation and amortization, interest directly attributable to TBG, other expenses and income tax benefit have been aggregated and reported as a loss from discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

PRINCIPAL PRODUCTS

CIGARETTES. Sales of cigarettes and the gross margin derived therefrom for the fiscal years ending 2005, 2004 and 2003 are set forth below (dollars in millions):

                                          Fiscal Year Ended
                                    ------------------------------
                                     2005        2004        2003
                                    ------      ------      ------
       Sales                        $607.3      $597.3      $564.8
       Sales as a % of Total Sales    71.8%       72.7%       73.2%
       Gross Margin                 $ 19.6      $ 19.4      $ 22.5
       Gross Margin as a % of Total
         Gross Margin                 32.4%       32.6%       37.4%
       Gross Margin Percentage         3.2%        3.3%        4.0%


Revenues from the sale of cigarettes during fiscal 2005 increased by 1.7% as compared to fiscal 2004, while gross profit from the sale of cigarettes increased by 3.0% during the same period. Sales of cigarettes represented approximately 71.8% of the Company's sales volume during fiscal 2005 which is a decrease of 0.9% due to sales growth in the retail health food and beverage businesses. Cigarette carton volume decreased 3.7% in fiscal 2005 (excluding the extra week of operations in fiscal 2005), but the impact to gross margin of this volume decrease was partially offset by price increases of approximately $1.00 per carton on Philip Morris and RJ Reynolds brands in December 2004. In addition, there were excise tax increases in certain states ranging between $4.40 and $10.00 per carton that occurred throughout the year which boosted cigarettes sales by approximately $6.5 million. See "MANAGEMENT'S DISCUSSION AND ANALYSIS-Results of Operations-Fiscal Year Ended 2005 Versus Year Ended 2004" in Item 7 of this Annual Report on Form 10-K.

CONFECTIONERY. Candy, related confectionery items and snacks constitute the Company's second largest-selling product line, representing approximately 6.6% of the Company's total sales volume during fiscal 2005. Sales of confectionery items and the gross margin derived therefrom for the fiscal years ending 2005, 2004, and 2003 are set forth below (dollars in millions):

                                          Fiscal Year Ended
                                    ------------------------------
                                     2005        2004        2003
                                    ------      ------      ------
        Sales                       $ 56.1      $ 55.6      $ 51.4
        Gross Margin                   7.0         7.3         6.4
        Gross Margin Percentage       12.5%       13.1%       12.5%

ADC supplies customers with over 2,300 different types of candy and related products, including chocolate bars, cookies, chewing gum, nuts and other snack items. Major brand names include products manufactured by Hershey (Reese's, Kit Kat, and Hershey), Mars (Snickers, M&M's, and Milky Way), William Wrigley and Nabisco. ADC also markets its own private label candy under a manufacturing agreement with Palmer Candy Company.

OTHER TOBACCO PRODUCTS. Sales of other tobacco products (cigars, snuff, chewing tobacco, etc.) represents AMCON's third largest-selling product line, representing approximately 6.5% of the Company's total sales volume during fiscal 2005. Sales of other tobacco products and the gross margin derived therefrom for the fiscal years ending 2005, 2004 and 2003 are set forth below (dollars in millions):

                                          Fiscal Year Ended
                                    ------------------------------
                                     2005        2004        2003
                                    ------      ------      ------
        Sales                       $ 55.5      $ 54.2      $ 48.3
        Gross Margin                   5.0         4.7         4.0
        Gross Margin Percentage        9.1%        8.6%        8.3%

NATURAL FOODS AND RELATED PRODUCTS. Natural foods and related products, which are primarily sold by the retail health food segment, constitute the Company's fourth largest-selling product line, representing approximately 4.1% of the Company's total sales volume during fiscal 2005. Sales of natural foods and related products and the gross margin derived therefrom for the fiscal years ending 2005, 2004 and 2003 are set forth below (dollars in millions):
                                   10

                                          Fiscal Year Ended
                                    ------------------------------
                                     2005        2004        2003
                                    ------      ------      ------
        Sales                       $ 34.6      $ 32.4      $ 33.1
        Gross Margin                  13.6        13.0        13.2
        Gross Margin Percentage       39.2%       40.0%       39.8%

OTHER PRODUCT LINES. Over the past decade, AMCON's strategy has been to expand its portfolio of consumer products in order to better serve its customer base. AMCON's other product lines include bottled water and other beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food products. During fiscal 2005, AMCON's sales of other products increased $10.2 million or 12.5% due primarily to an increase in the beverage segments sales of bottled water from the TSI acquisition in fiscal 2004. During fiscal 2005, the gross profit margin on these types of products was 16.5% compared to 18.5% for fiscal 2004. TSI's operations were closed in March 2006. See discussion in Item 3
- Legal Proceedings and Item 1A - Risk Factors of this Annual Report on Form
10-K.

COMPETITION

The distribution industry is highly competitive. There are many similar distribution companies operating in the same geographical regions as ADC.
ADC is one of the largest distribution companies of its kind operating in its market area. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core-Mark International (San Francisco, California) and regional wholesalers such as Eby-Brown LLP (Chicago, Illinois) and Farner-Bocken (Carroll, Iowa), along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to ADC's. ADC seeks to distinguish itself from its competitors by offering a higher level of technology to retailers than its smaller competitors and a higher level of customer service than its larger competitors.

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

The bottled water market is highly competitive, with numerous participants selling products often perceived as generic by consumers. The principal bases of competition in the industry are brand recognition, price, water source for bottled water products, and packaging. Price competition has become more pronounced as the industry has matured. The Company seeks to develop recognition for its brands by differentiating its products from more recognized products in the brand category. The Hawaiian Springs and Trinity brands of water are unique because of their water source. HNWC is the only producer of natural spring water from Hawaii. HNWC generally prices this product at or slightly below the price for other premium brands. HNWC's purchase of Nesco Hawaii has allowed HNWC to more effectively differentiate the premium natural spring water from the purified bottled water products and services at more competitive price points in which to provide private label water to the island of Oahu. The Trinity geothermal water, natural mineral supplement, enhanced and organic beverages were sold primarily in health food stores.

SEASONALITY

Sales in the wholesale distribution and beverage segments are somewhat seasonal by nature and tend to be higher in warm weather months as our convenience store customers experience increased customer traffic. The warm weather months generally fall within the Company's third and fourth fiscal quarters.

GOVERNMENT REGULATION

Various state government agencies regulate the distribution of cigarettes and tobacco products in several ways, including the imposition of excise taxes, licensing and bonding requirements. Complying with these regulations is a very expensive and labor-intensive undertaking. For example, each state (as well as certain cities and counties) requires the Company to collect excise taxes ranging from $1.70 to $17.00 per carton on all cigarettes sold by it in the state. Such excise taxes must be paid in advance and, in most states, is evidenced by a stamp which must be affixed to each package of cigarettes. A number of states increased their excise tax on cigarettes in recent years and more are expected to do so in the future.

The Company is also subject to regulation by state and local health departments, the U.S. Department of Agriculture, the Food and Drug Administration, U.S. Department of Transportation and the Drug Enforcement Agency. These agencies generally impose standards for product quality and sanitation, as well as, security and distribution policies.

The bottled water industry is regulated both in the United States and abroad. Various state and federal regulations, designed to ensure (but not guarantee) the quality of the product and the truthfulness of its marketing claims, require our beverage businesses to monitor each aspect of the bottled water production process, including its water source, bottling operations and packaging and labeling practices. The Environmental Protection Agency requires a yearly analysis of the water sources by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals). In addition, the State Department of Health for Hawaii and Idaho require weekly microbiological testing of the source water.

Our bottling facilities have on-site laboratories, where samples of finished product are visually and chemically tested daily. The facilities utilize independent state certified laboratories to test samples from each production run. In addition, the production lines are subject to constant visual inspection. The Company believes that it meets or exceeds all applicable regulatory standards concerning the quality of its bottled water.

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

ENVIRONMENTAL MATTERS

All the facilities and operations of the Company are subject to state and federal environmental regulations. The Company believes that all of its real property is in compliance with all regulations regarding the discharge of toxic substances into the environment and is not aware of any condition at its properties that could have a material adverse effect on its financial condition or results of operations. In that regard, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties.

EMPLOYEES

At fiscal year end 2005, the Company had 972 full-time and part-time employees in the following areas:

                   Managerial            40
                   Administrative        90
                   Delivery             116
                   Sales & Marketing    340
                   Warehouse            386
                                      -----
                   Total Employees      972
                                      =====

All of ADC's delivery employees in the Quincy, Illinois distribution center, representing 3% of ADC's employees company-wide, are represented by the International Association of Machinists and Aerospace Workers. The labor agreement with the union was renegotiated in December 2005 and a new agreement was executed that is effective through December 2008. Management believes its relations with its employees are good.

MANAGEMENT; BOARD OF DIRECTORS

Holding Company Structure. On March 7, 2006, the Company issued and sold 80,000 shares of its Series C Convertible Preferred Stock at $25 per share in a private placement under Section 4(2) of the Securities Act of 1933. See "Item 7 Management Discussion and Analysis Liquidity and Capital
Resources Recent Developments." On March 29, 2006, in connection with the issuance of the Series C Convertible Preferred Stock, the Company amended its bylaws to implement a holding company structure. Among other things, our bylaws were amended as follows:

     - to create the Office of the Chairman, which is comprised of the Chairman, the Vice Chairman and the permanent Chief Financial Officer, and to provide that the President and our executive officers other than the Chairman (who is also our chief executive officer) will report to the Office of the Chairman.

     - to provide that the officers of our Company to be elected by our Board of Directors would include a Chairman and Vice Chairman, in addition to the President, and that our Board of Directors may choose a Chief Financial Officer, in addition to one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers and other officers deemed necessary by our Board.

     - to provide that the duties and responsibilities of the Chairman will be to serve as the chief executive officer and, as such, the Chairman's duties and responsibilities were expanded to include responsibility for directing the business and affairs of our Company's distribution segment.

     - to provide that the duties and responsibilities of the Vice Chairman will be to serve as the Chief Corporate Officer who will have responsibility for directing the business and affairs of our Company, in addition to performing the duties of the Chairman in his or her absence.

     - to provide that the duties and responsibilities of the President will be to serve as the Chief Operating Officer who will have responsibility for the active management of the business and affairs of our Company, in addition to performing the duties of the Chairman and Vice Chairman in the absence of both the Chairman and Vice Chairman.

The Certificate of Designations, Preferences and Rights that created and authorized the Series C Convertible Preferred Stock provides that the holder of the Series C Preferred Stock, voting separately as a single class, would be entitled to elect one director to our Company's Board of Directors. Draupnir Capital, LLC, the holder of the Series C Convertible Preferred Stock, designated Jeremy W. Hobbs to serve as such director. On March 29, 2006, Mr. Hobbs was appointed to serve as a Class III director of our Company for an initial term expiring at the annual meeting of stockholders in 2006 or until his earlier resignation, removal from office, death or disability. To accommodate this appointment, the size of our Board of Directors was increased from nine to ten members.

ITEM 1A.  RISK FACTORS

IN GENERAL
----------
You should carefully consider the risks described below before making an investment decision. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Annual Report.

RISKS AFFECTING THE WHOLESALE BUSINESS
--------------------------------------

- the Wholesale Distribution of Cigarettes and Convenience Store Products Is Significantly Affected by Cigarette Pricing Decisions and Promotional Programs Offered by Cigarette Manufacturers.

We receive payments from the manufacturers of the products we distribute for, allowances, discounts, volume rebates, and other merchandising incentives in connection with various incentive programs. These payments are a substantial benefit to us and the amount and timing of these payments are affected by changes in the programs by the manufacturers and our ability to sell specified volumes of a particular product or attaining specified levels of purchases by our customers or market share, and the duration of carrying a specified product. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the manufacturers or states change or discontinue these programs or we are unable to maintain the volume of our sales, our results of operations and financial condition could be negatively affected.

Over the past several years, the industry has experienced the discontinuance of promotional programs, which led to price increases by distributors, followed by manufacturers reimplementing promotional programs less than a year later. In the first quarter of calendar year 2005, the industry saw price increases on certain cigarette brands and in fourth quarter of calendar year 2005 more changes to promotional programs were announced for fiscal 2006 which will require all distributors to pre-pay for cigarette inventory from a certain manufacturer in order to maintain the same level of discounts. Based on these activities, it is difficult to predict how changes in cigarette pricing and promotional programs will impact the Company and the industry in the future.

- Increases in Fuel Prices Are Reducing Profit Margins and Affecting Our
  Business.

Increases in fuel prices are also having a negative impact on profits over the past year without any indications that they will return to past levels. If prices continue to rise and we are not able to pass these costs along to customers this will have a material adverse impact on our results of operations, business, cash flow and financial condition.
                                15
- Increases in Wholesale Distribution Business Competition May Have an Adverse Effect on Our Business.

The distribution industry is highly competitive. There are many similar distribution companies operating in the same geographical regions as ADC. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas), a subsidiary of Berkshire Hathaway, Inc., and Core-Mark International (San Francisco, California) and regional wholesalers such as Eby-Brown LLP (Chicago, Illinois) and Farner-Bocken (Carroll, Iowa), along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to ADC's. Some of our competitors, including McLane Company, Inc., the largest convenience wholesale distributor in the U.S., have substantial financial resources and long standing customer relationships. In addition, heightened competition may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations, business, cash flow, and financial condition could suffer.

- Due to the Low-margins on the Products We Distribute, Changes in General Economic Conditions Could Materially Adversely Affect Our Operating Results.

We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise and health and beauty care products. The wholesale distribution industry is characterized by a high volume of sales with relatively low profit margins. Our non-cigarette sales are at prices that are based on the cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation for these products, even though our gross profit as a percentage of the price of goods sold may remain relatively constant. Gross profit on cigarette sales are generally fixed on a cents per carton basis. Therefore, as cigarette prices increase, gross profit generally decreases as a percent of sales. In addition, if the cost of the cigarettes that we purchase increases due to manufacturer price or excise tax rate increases, our inventory costs and accounts receivable could rise. To the extent that product cost increases are not passed on to our customers due to their resistance to higher prices, our profit margins and earnings could be negatively impacted. The consumable goods distribution industry is sensitive to national and regional economic conditions. Inflation, fuel costs and other factors affecting consumer confidence may negatively impact our sales. Our operating results are also sensitive to, and may be adversely affected by, other factors, including difficulties with the collectibility of accounts receivable, competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs.

- Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Sales of Which Are Declining.

The distribution of cigarettes is currently a significant portion of our business. For the year ended September 30, 2005, approximately 72% of our revenues came from the distribution of cigarettes. During the same period, approximately 32% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the U.S. cigarette market has generally been declining,
                                16
and is expected to continue to decline. Notwithstanding the general decline in consumption, we have benefitted from a shift of cigarette sales to convenience stores. However, this favorable trend may not continue.

- Legislation and Other Matters Are Negatively Affecting the Cigarette and Tobacco Industry.

The tobacco industry is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. Various state and provincial governments have adopted or are considering legislation and regulations restricting displays and advertising of tobacco products, establishing fire safety standards for cigarettes, raising the minimum age to possess or purchase tobacco products, requiring the disclosure of ingredients used in the manufacture of tobacco products, imposing restrictions on public smoking, restricting the sale of tobacco products directly to consumers or other unlicensed recipients over the Internet, and other tobacco product regulation. Other states may adopt similar legislation and initiate similar lawsuits. In addition, cigarettes are subject to substantial excise taxes in the United States. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted within the United States. These tax increases are likely to continue to have an adverse impact on sales of cigarettes due to lower consumption levels or sales outside of legitimate channels.

- In the United States, We Purchase Cigarettes from Manufacturers Covered by the Industry's Master Settlement Agreement, Which Results in Our Facing Increased Financial Risks.

In June 1994, the Mississippi attorney general brought an action against various tobacco industry members. This action was brought on behalf of the state to recover state funds paid for health-care, medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. Most other states, through their attorneys general or other state agencies, sued the major U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants settled the first four of these cases scheduled for trial Mississippi, Florida, Texas and Minnesota by separate agreements between each state and those manufacturers in each case. These states are referred to as non-master settlement agreement states.

In November 1998, the major U.S. tobacco product manufacturers entered into the master settlement agreement with the other 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. The master settlement agreement and the other state settlement agreements: settled all health-care cost recovery actions brought by, or on behalf of, the settling jurisdictions; released the major U.S. cigarette manufacturers from various additional present and potential future claims relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; settled all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business; imposed a stream of future payment obligations on major U.S. cigarette manufacturers; and placed significant restrictions on their ability to market and sell cigarettes.

                                17
The payments required under the master settlement agreement result in the products sold by the participating manufacturers to be priced at higher levels than non-master settlement agreement manufacturers.

In order to limit our potential tobacco related liabilities, we do not purchase cigarettes from non-master settlement agreement manufacturers for sale in master settlement agreement states. The benefits of the master settlement agreement do not apply to sales of cigarettes manufactured by non-master settlement agreement manufacturers.

- In the United States, We Purchase Cigarettes from Manufacturers Covered by the Industry's Master Settlement Agreement, Which Results in Competition from Lower Priced Sales of Cigarettes Produced by Manufacturers Who Do Not Participate in the Master Settlement Agreement.

Competition among cigarette manufacturers for cigarette sales is primarily based on brand positioning, price, product attributes, consumer loyalty, promotions, advertising and retail presence. Cigarette brands produced by the major manufacturers generally require competitive pricing, substantial marketing support, retail programs and other financial incentives to maintain or improve a brand's market position. Increased selling prices and higher cigarette taxes have resulted in the growth of deep-discount brands. Deep-discount brands are brands manufactured by companies that are not original participants to the master settlement agreement, and accordingly, do not have cost structures burdened with master settlement agreement related payments to the same extent as the original participating manufacturers. Historically, major manufacturers have had a competitive advantage in the United States because of significant cigarette marketing restrictions and the scale of investment required to compete made gaining consumer awareness and trial of new brands difficult. However, since the master settlement agreement was signed in November 1998, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially.

As a result of purchasing premium and discount cigarettes for sale in master settlement agreement states exclusively from manufacturers that are parties to the master settlement agreement, we are adversely impacted by sales of brands from non-master settlement agreement manufacturers and deep-discount brand growth. We believe that small manufacturers, not subject to the master settlement agreement, of deep-discount brands have steadily increased their combined market share of cigarette sales. The premium and discount cigarettes subject to the master settlement agreement that we sell have been negatively impacted by widening price gaps in the prices between those brands and the deep-discount brands for the past several years. The growth in market share of the deep-discount brands since the master settlement agreement was signed in 1998 has had an adverse impact on the volume of the cigarettes that we sell. As a result, our operations and financial condition may be negatively impacted as sales volumes of premium cigarettes erode.

- We Also Face Competition from Illicit and Other Low Priced Sales of
  Cigarettes.

We also face competition from the diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes in non-taxable jurisdictions, inter-state and international smuggling of cigarettes, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the Internet and by other means designed to
                                18
avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and taxed cigarettes manufactured by parties to the master settlement agreement. Increased sales of counterfeit cigarettes, sales by third parties over the Internet, or sales by means to avoid the collection of applicable taxes, could have an adverse effect on our cash flow, results of operations and financial condition.

- If the Tobacco Industry's Master Settlement Agreement Is Invalidated, or Tobacco Manufacturers Cannot Meet Their Obligations to Indemnify Us, We Could Be Subject to Substantial Litigation Liability.

In connection with the master settlement agreement, we are indemnified by the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from our sale of the tobacco products that they supply to us. To date, litigation challenging the validity of the master settlement agreement, including claims that the master settlement agreement violates antitrust laws, has not been successful. However, if such litigation were to be successful and the master settlement agreement is invalidated, we could be subject to substantial litigation due to our sales of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we continue to be indemnified by cigarette manufacturers that are parties to the master settlement agreement, future litigation awards against such cigarette manufacturers and us could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations. Our results of operations and financial condition could be negatively impacted due to increased litigation costs and potential adverse rulings against us.

- Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarettes and tobacco products are subject to substantial excise taxes in the United States. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States. These tax increases are expected to continue to have an adverse impact on sales of cigarettes due to lower consumption levels and a shift in sales from the premium to the non-premium or discount cigarette segments or to sales outside of legitimate channels.
If these excise taxes are substantially increased, it could have a negative impact on our liquidity. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all. Our inability to prepay the excise taxes may prevent or delay our purchase of cigarettes and other tobacco products, which could materially adversely affect our ability to supply our customers.

- If the Costs of the Products We Distribute Increase, or Excise Stamp
  Taxes Increase, and We Cannot Pass These Increases on to Our Customers, Our Results of Operations and Financial Condition Could Be Adversely Affected.

If we cannot pass along to our customers increases in our cost of goods sold which we experience when manufacturers or taxing authorities increase prices or taxes or reduce or eliminate discounts, rebates, allowances and other incentive programs, our profit margins could erode. Our industry is characterized by a high volume of sales with relatively low profit margins.

                                19
If we cannot pass along cost increases to our customers due to resistance to higher prices, our relatively narrow profit margins and earnings could be negatively affected.

- We Are Dependent on the Convenience Store Industry for Our Revenues, and Our Results of Operations and Financial Condition Would Suffer If There Is an Overall Decline in the Convenience Store Industry.

The majority of our sales are made under purchase orders and short-term contracts with convenience stores which inherently involve significant risks. These risks include the uncertainty of general economic conditions in the convenience store industry, credit exposure from our customers and termination of customer relationships without notice, consolidation of our customer base, and consumer movement toward purchasing from club stores. Any of these factors could negatively affect the convenience store industry which would negatively affect our results of operations and financial condition.

RISK FACTORS RELATED TO RETAIL BUSINESS
---------------------------------------

- Increases in Retail Health Food Store Competition May Have an Adverse Effect on Our Business.

In the retail health food business, our primary competitors currently include national natural foods supermarkets, such as Whole Foods and Wild Oats, conventional and specialty supermarkets, other regional natural foods stores, small specialty stores and restaurants. These businesses compete with us in one or more product categories. Whole Foods Market and Wild Oats, continue to expand their geographic markets by opening stores in new markets. In addition, conventional supermarkets and mass market outlets are also increasing their emphasis on the sale of natural products. In addition, some traditional and specialty supermarkets are expanding more aggressively in marketing a range of natural foods, thereby competing directly with us for products, customers and locations. These strategies have contributed to the saturation of health food retail stores in some markets. This has increased competition in the health food sector and has had a restraining impact on same store sales increases in some markets and a slight reduction in same store sales in other markets. Further, some of these potential competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Increased competition may have an adverse effect on our results of operations, business, cash flow and financial condition as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

- Part of Our Strategy Is to Expand Our Retail Health Food Business Through The Opening of New Stores, If We Are Unsuccessful it May Have an Adverse Effect on Our Business.

Our continued growth depends on our ability to open or acquire new retail health food stores in existing and new markets and to operate these stores successfully. Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. We also need to be able to open new stores timely and operate them successfully. In addition, our success is dependant on our ability to hire, train and integrate new qualified team members. Management continues to

                                   20


closely review all store locations for opportunities to close or relocate marginally performing stores, remodel and expand performing stores and identify locations for additional stores. Our success is dependant on our ability to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. If we are not able to find and open new store locations and to close poor performing stores this will have a material adverse impact on our results of operations, business, cash flow and financial condition.

- We May Experience Significant Fluctuations in Our Comparable Store Sales.

Our comparable store sales in the future could fluctuate or be lower than our historical average for many reasons including new and acquired stores entering into the comparable store base, the opening of new stores that cannibalize store sales in existing markets, increased competition, price changes in response to competitive factors, possible supply shortages, and cycling against above-average sales results in the prior year. Results of operations and financial condition may be materially impacted by fluctuations in our comparable store sales as it becomes more difficult to leverage expenses at a lower level of sales.

- Changes in the Availability of Quality Natural and Organic Products Could Impact Our Business.

There is no assurance that quality natural and organic products including dietary supplements, fresh and processed foods and vitamins will be available to meet our future needs. If conventional supermarkets increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. Any significant disruption in the supply of quality natural and organic products could have a material impact on our overall sales and cost of goods.

- Perishable Food Product Losses Could Materially Impact Our Results.

We believe our stores more heavily emphasize perishable products than conventional supermarket stores. The Company's emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

RISKS RELATED TO BEVERAGE BUSINESS

- Increases in Beverage Business Competition May Have a Severe Effect on Our Business.

The bottled water market is highly competitive, with numerous participants selling products often perceived as generic by consumers. The principal bases of competition in the industry are brand recognition, price, water source for bottled water products, and packaging. Price competition has become more pronounced as the industry has matured. The Company seeks to develop recognition for its brands by differentiating its products from more recognized products in the brand category. The Hawaiian Springs brands of water are unique because of their water source. HNWC is the only producer of natural spring water from Hawaii. Most other popular brands, are all bottled on the mainland and sell purified municipal water, not natural or spring water. If we are not able to differentiate the product and brand

                                21
from bottlers purified municipal water, we will not be able to increase our prices and this will have a materially adverse effect on our results of operation, business, cash flow and financial condition in the beverage businesses.

RISKS RELATED TO OVERALL BUSINESS
---------------------------------

- Capital Needed for Expansion May Not Be Available.

The acquisition of existing stores, the opening of new retail stores, and the development of new production and distribution facilities requires significant amounts of capital. In the past, our growth has been funded primarily through proceeds from bank debt, private placements of equity and debt and internally generated cash flow. These and other sources of capital may not be available to us in the future. In addition, restrictive covenants that may be imposed by our lenders may restrict our ability to fund our growth.

- Restrictive Covenants in Our Revolving Credit Facility May Restrict Our Ability to React to Changes in Our Business or Industry Because They Restrict Our Ability to Obtain Additional Financing.

Our revolving credit facility imposes restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability, among other things, to: incur additional indebtedness, pay dividends and make distributions, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets.

- Failure to Meet Restrictive Covenants in Our Revolving Credit Facility Could Result in Acceleration of the Facility and We May not be Able to Find Alternative Financing.

Under our revolving credit facility, we are required to meet certain financial ratios and tests. Our ability to comply with these covenants may be affected by factors beyond our control. If we breach any of these covenants or restrictions, it could result in an event of default under our revolving credit facility, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facility could terminate their commitments to make further extensions of credit under our revolving credit facility.

- During Our First and Second Fiscal Quarters We Generally Experience Reduced Sales of Our Products Due to Seasonality of Our Business,

Our quarterly operating results could fluctuate for many reasons, including seasonality of our business, losses from beverage segment, variations in the mix of product sales, price changes in response to competitive factors, increases in store operating costs, possible supply shortages, extreme weather-related disruptions, and potential uninsured casualty losses or other losses. Sales in the wholesale distribution and beverage segments are somewhat seasonal by nature and tend to be higher in warm weather months, which generally fall within the Company's third and fourth fiscal quarters.

                                22

In addition, our quarterly operating results may fluctuate significantly as the result of the timing of new retail store openings, the timing of acquisitions, the range of operating results generated from newly opened retail stores and changes in estimates associated with the disposal of discontinued operations. Quarter-to-quarter comparisons of results of operations and financial condition have been and may be materially impacted by the timing of new retail store openings.

- Downturns in Economic Conditions Negatively Impacts Consumer Spending Resulting in a Reduction of Discretionary Spending for Items such as Snack Food, Cigarettes, Bottled Water and Health Foods.

Our results of operations and financial condition may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates and tax rates could reduce consumer spending or cause consumers to shift their spending to our competitors. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

- Legal Proceedings Could Materially Impact Our Results.

As described under Item 3 - Legal Proceedings of this Annual Report on Form 10-K, the Company is subject to litigation in the District Court of the Fifth Judicial District of the State of Idaho in connection with its acquisition of TSI, an 85% owned subsidiary of the Company. In December 2005, the District Court granted the minority shareholder plaintiffs' motion for partial summary judgment declaring that the stockholders of Trinity Springs, Ltd. (which subsequently changed its name to Crystal Paradise Holdings, Inc. ("CPH")), did not validly approve the sale of its business and assets to the Company because the vote of certain shares issued as a dividend should not have been counted in the vote. Since the District Court's December ruling, the minority shareholder plaintiffs have filed notice with the District Court that they agree that rescission is not a feasible remedy. However, the District Court has made no determination as to the appropriate remedy in this matter.

- If We Are Not Able to Retain Customers and Attract New Customers, Our Business Could Suffer.

Increasing the growth and profitability of our distribution business is particularly dependent upon our ability to retain existing customers and capture additional distribution customers. The ability to capture additional customers through our existing network of distribution centers is especially important because it enables us to leverage our distribution centers and other fixed assets. Our ability to retain existing customers and attract new customers is dependent upon our ability to provide industry-leading customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency in distributing products to our customers while integrating new customers into our distribution system, compete with competitors who are paying our customers to switch distributors and offer marketing, merchandising and ancillary services that provide value to our customers. If we are unable to execute these tasks effectively, we may not be able to maintain and attract a significant number of new customers and our existing customer base could continue to decrease, either or both of which could have an adverse impact on our results of operations, business, cash flow and financial condition.
                                23
- We May Not Be Able to Obtain Capital or Borrow Funds to Provide Us with Sufficient Liquidity and Capital Resources Necessary to Meet Our Future Financial Obligations.

We expect that our principal sources of funds will be cash generated from our operations and financial condition and, if necessary, borrowings under our revolving credit facility. However, these sources may not provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future. We may require additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtain financing on terms satisfactory to us, or at all.

- We Depend on Relatively Few Suppliers for a Large Portion of Our Products, and Any Interruptions in the Supply of the Products That We Distribute Could Adversely Affect Our Results of Operations and Financial Condition.

We do not have any long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we distribute in the quantities we request or on favorable terms. Because we do not control the actual production of the products we distribute, we are also subject to delays caused by interruption in production based on conditions outside our control. These conditions include job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we distribute as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

- We May Be Subject to Product Liability Claims Which Could Materially Adversely Affect Our Business.

AMCON, as with other distributors of food and consumer products, faces the risk of exposure to product liability claims in the event that the use of products sold by us causes injury or illness. With respect to product liability claims, we believe that we have sufficient liability insurance coverage and indemnities from manufacturers. However, product liability insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying the products we distribute, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or if contractual indemnification is not available or if the counterparty can not fulfill its indemnification obligation, product liability relating to defective products could materially adversely impact our results of operations and financial condition.

- We Depend on Our Senior Management and Key Personnel.

We substantially depend on the continued services and performance of our senior management and other key personnel, particularly William F. Wright, our Chief Executive Officer and Chairman of the Board, Christopher H. Atayan, our Vice Chairman and Chief Corporate Officer and Kathleen M. Evans, our

                                   24
President and Eric J. Hinkefent, the President of Health Food Associates, Inc. And Chamberlain Natural Foods, Inc. While we maintain key person life insurance policies on certain of these individuals and we have employment agreements with Mr. Wright, Ms. Evans and Mr. Hinkefent, the loss of the services of any of our executive officers or key employees could harm our business.

- We Operate in a Competitive Labor Market and a Small Portion of Our Employees Are Covered by Collective Bargaining Agreements.

Our continued success will partly depend on our ability to attract and retain qualified personnel. We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. In addition, at September 30, 2005 approximately 3%, or approximately 31, of our employees are covered by a collective bargaining agreement with a labor organization, which expires December 2008.

We may not be able to renew our respective collective bargaining agreement on favorable terms. Employees at other facilities may try to unionize. We may not be able to recover labor cost increases through increased prices charged to customers or suffer business interruptions as a result of strikes or other work stoppages. If we fail to attract and retain qualified employees, to control our labor costs, or to recover any increased labor costs through increased prices charged to our customers or offsets by productivity gains, our results of operations and financial condition could be materially adversely affected.

- We Are Subject to Governmental Regulation and If We Are Unable to Comply with Regulations That Affect Our Business or If There Are Substantial Changes in These Regulations, Our Business Could Be Adversely Affected.

As a distributor of food products, we are subject to the regulation by the U.S. Food and Drug Administration. In addition, our employees operate tractor trailers, trucks, forklifts and various other powered material handling equipment. Our operations are also subject to regulation by the Occupational Safety and Health Administration, the Department of Transportation, Drug Enforcement Agency and other federal, state and local agencies. Each of these regulatory authorities have broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations, business, cash flow and financial condition would be adversely affected.

- Failure to Comply with Labeling Rules and Regulations and Unfavorable Changes in Government Regulation Could Harm Our Business.

Our operations are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating distribution of Consumer products, health and sanitation standards, food labeling, equal employment, minimum wages and licensing for the sale of food.

                                25

Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses.

The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies including the Food and Drug Administration ("FDA"), Federal Trade Commission ("FTC"), U.S. Consumer Safety Protection Commission ("CSPC"), U.S. Department of Agriculture ("USDA") and Environmental Protection Agency ("EPA"). The composition and labeling of nutritional supplements are most actively regulated by the FDA under the provisions of the Federal Food, Drug and Cosmetic Act of 1938 ("FFDC Act"). The FFDC Act has been revised in recent years with respect to dietary supplements by the Nutrition Labeling and Education Act and by the Dietary Supplement Health and Education Act.

We cannot predict the impact that future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our results of operations, business, cash flow and financial condition.

- Compliance with the USDA's Organic Rules may Prove Burdensome for Our Suppliers Resulting in a Disruption in Our Business.

The USDA's Organic Rule, implemented into federal law on October 21, 2002, should facilitate interstate commerce and the marketing of fresh and processed food that is organically produced and should also provide an assurance to our customers that such products meet consistent, uniform standards. Compliance with this rule might pose a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings.

- Failure to Comply with Environmental Regulations or Discovery of Toxic Substances could have a Material Adverse Impact on Our Business.

All the facilities and operations of the Company are subject to state and federal environmental regulations. While the Company believes that all of its real property is in compliance with all regulations regarding the discharge of toxic substances into the environment, failure to comply with these requirements or a finding of leaks or toxic substances on our real property could have a material adverse effect on our business, cash flow, financial condition and results of operations.

- We May Not Be Able to Adequately Protect Our Intellectual Property Rights.

We rely on a combination of trademark, trade secret and copyright law and internal procedures and nondisclosure agreements to protect our intellectual property. There can be no assurance that our intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. Failure to protect our proprietary information could have a material adverse effect on our results of operations, business, cash flow and financial condition.
                                26
- Self-Insurance Plan Claims Could Materially Impact Our Business.

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability, property insurance, vehicle liability and employee health care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results of operations, business, cash flow and financial condition could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

- Effective Tax Rate Changes and Results of Examinations by Taxing Authorities Could Materially Impact Our Business.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in states or countries where we have lower statutory rates and higher than anticipated in states or countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service ("IRS") and other state and local taxing authorities. Our results of operations, business, cash flow and financial condition could be materially impacted by the determinations and expenses related to these and other proceedings by the IRS and other state and local taxing authorities.

- Earthquake and Natural Disaster Damage Could Have a Material Adverse Affect on Our Business.

Our locations in the Midwest and Florida are susceptible to damage from earthquakes, hurricanes, flooding, snow storms, tornados and severe storms. Certain of our retail locations are subject to severe heat in the summer and cold in the winter. We manage this risk of loss by maintaining insurance to indemnify us for losses due to such circumstances. However, significant weather or earthquake damage could result in losses in excess of our insurance coverage which would materially adversely affect our results of operations, business, cash flow and financial condition. We also have operations and financial condition in other areas that have been affected by natural disasters such as hurricanes, tornados, flooding, ice and snow storms. We maintain insurance to indemnify us for losses due to such occurrences, but our insurance may not be sufficient or payments under our policies may not be received timely enough to prevent adverse impacts on our results of operations, business, cash flow and financial condition. Our customers could also be affected by like events, adversely impacting our sales.

- Our Information Technology Systems May Be Subject to Failure or
  Disruptions, Which Could Seriously Harm Our Business.

Our business is highly dependent on our information systems ("IS"). The convenience store industry does not have a standard information technology, or IT platform. Therefore, actively integrating our customers into our IT platform is a priority, and our IS platform provides our distribution centers with the flexibility to adapt to our customers' IT requirements. We also rely on our IS, and our internal information technology staff, to maintain the information required to operate our distribution centers and provide our customers with fast, efficient and reliable deliveries.
                                27
If our IS fails or is subject to disruptions, we may suffer disruptions in service to our customers and our results of operations and financial condition could suffer.

- Information System Upgrades or Integrations May Disrupt Our Operations and Financial Condition or Financial Reporting.

We continually evaluate and upgrade our management information systems. We have completed a number of acquisitions in recent years, and the information systems at some of the acquired operations have not been fully integrated with our information systems. Although we do not anticipate any disruption in our operations or financial reporting as a result of system upgrades or system integrations, there can be no assurance that such disruption will not occur or that the desired benefits from the system upgrades will be realized.

RISKS RELATING TO OUR COMMON STOCK
----------------------------------

- The Company Has Very Few Shareholders of Record And, If this Number Drops below 300, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from the American Stock Exchange Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of record owners (including direct participants in the Depository Trust Company) of our common stock is less than 300, our obligations to file reports under the Securities Exchange Act of 1934 is suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company will not be available to investors. In addition, the common stock of the Company would be removed from listing on the American Stock Exchange. This would likely impact an investors ability to trade in our common stock.

- We Have Identified Material Weaknesses in Our Internal Controls over Financial Reporting. If We Fail to Remedy These or Any Other Material Weaknesses in Our Internal Controls over Financial Reporting That We May Identify or We Fail to Implement Proposed Remedies, Such Failures Could Result in Material Misstatements in Our Financial Statements, Cause Investors to Lose Confidence in Our Reported Financial Information and Have a Negative Effect on the Trading Price of Our Common Stock.

A material weakness is defined in standards established by the Public Company Accounting Oversight Board as a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed below in Item 9A - Controls and Procedures of this Annual Report on Form 10-K, we have identified material weaknesses in our internal controls over financial reporting. To remedy these weaknesses we have taken the following steps: retained a new Acting President at HNWC; retained a consultant to investigate accounting irregularities and to guide internal accounting personnel in the application of generally accepted accounting principles related to inventory and production cost accounting; hired accounting staff with more experience at HNWC; more regular review by HNWC management of product cost summaries and inventory cost changes; a more rigorous subsidiary financial statement review by corporate management and enhanced the training of our accounting staff and required periodic review of a wider variety of current technical accounting literature to obtain a reasonable level of assurance that all appropriate accounting guidance is applied to transactions such as discontinued operations and will retain financial expertise as deemed necessary. If we fail to implement these remedies successfully, such failure could result in material misstatements in our financial reporting.

- In Relation to the Size of Our Company We Incur Significant Costs as a Result of Being a Public Company.

As a public company, we incur significant accounting, legal, governance, compliance and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and the American Stock Exchange, have required changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal, audit and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we are required to create additional board committees and formalize our internal control over financial reporting and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

- We May Be Unable to Meet Our Obligation to Conform to the Rules Adopted by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002.

We are in the process of assessing the effectiveness of our internal control over financial reporting in connection with the rules adopted by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 is required in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending September 30, 2007 but proposed regulations may extend this date. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting.

Any failure to complete our assessment of our internal control over financial reporting, to remediate the material weaknesses we have identified or any other material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

- Our Stock Price Can Be Volatile.

The market price of our common stock could be subject to significant fluctuation in response to various market factors and events. These market factors and events include variations in our earnings results, changes in earnings estimates by securities analysts, publicity regarding us, our competitors, the natural products industry generally, new statutes or regulations or changes in the interpretation of existing statutes or regulations affecting the natural products industry specifically, sales of substantial amounts of common stock in the public market or the perception that such sales could occur and other factors. In addition, the stock market in recent years has experienced broad price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations also may adversely affect the market price of our common stock.

- We Have Various Mechanisms in Place to Discourage Takeover Attempts, Which May Reduce or Eliminate Our Stockholders' Ability to Sell Their Shares for a Premium in a Change of Control Transaction.

Various provisions of our bylaws and of corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed to by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:

     -classification of our directors into three classes with respect to the time for which they hold office;

     -supermajority voting requirements to amend the provision in our certificate of incorporation providing for the classification of our directors into three such classes;

     -non-cumulative voting for directors;

     -control by our board of directors of the size of our board of directors;

     -limitations on the ability of stockholders to call special meetings of stockholders; and

     -advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This Item of Form 10-K is not applicable as AMCON is not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act or a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

ITEM 2.   PROPERTIES

The state location and approximate square footage of the five distribution centers, thirteen retail stores, water bottling and packaging plants and sales and marketing offices operated by AMCON as of fiscal year end 2005 are set forth below:

          Location                              Square Feet
          --------                              -----------
    Distribution - IL, MO, ND, NE & SD            515,900
    Retail - FL, KS, MO, NE & OK                  132,600
    Beverage - HI & ID /1/                         69,800
                                                  -------
    Total Square Footage                          718,300
                                                  =======
/1/ As of March 2006, this business was closed.

AMCON owns its distribution facilities in Quincy, Illinois, Bismarck, North Dakota and Rapid City, South Dakota. The Quincy, Bismarck and Rapid City distribution centers are subject to first mortgages with M&I Bank (formerly known as Gold Bank) (see "MANAGEMENT'S DISCUSSION AND ANALYSIS-Liquidity and Capital Resources" in Item 7 of this Annual Report on Form 10-K). In addition, AMCON owns a water bottling plant, real estate and a lodge in Paradise, Idaho that are subject to the mortgage between AMCON and Crystal Paradise Holdings, Ltd. (formerly Trinity Springs, Ltd.) which is shared on an equal basis with Allen Petersen, one of the Company's directors who extended loans to TSI in December 2004. See Item 13 - Certain Relationships and Related Party Transactions of this Annual Report on Form 10-K.

AMCON leases its remaining distribution, warehouse and cross-dock facilities, retail stores, water bottling plant, offices, and certain equipment under noncancellable operating and capital leases. Leases for the two distribution facilities, thirteen retail stores, warehouse in Idaho and water bottling and packaging plant in Hawaii leased by the Company have base terms expiring through 2052. Minimum future lease commitments for these properties and equipment total approximately $16.5 million as of fiscal year end 2005.

AMCON also had future lease obligations for a facility and equipment related to the discontinued operations of its former health food distribution business. The Company estimated its ultimate liabilities related to these leases and recorded a charge to earnings during the second quarter of fiscal 2001. In connection with a former warehouse lease, the Company negotiated a termination settlement during the first quarter of fiscal 2006 which resulted in no additional expenditures being incurred.

Management believes that its existing facilities are adequate for the Company's present level of operations; however, larger facilities and additional cross-dock facilities and retail stores may be required to accommodate the Company's anticipated growth in certain market areas.

ITEM 3.   LEGAL PROCEEDINGS

AMCON announced in May 2004 that it was filing suit against Trinity Springs, Ltd. (which subsequently changed its name to Crystal Paradise Holdings, Inc. ("CPH")), in order to obtain an order from the United States District Court for the District of Idaho declaring that a majority of the votes entitled to be cast by the shareholders of CPH were cast in favor of the sale of substantially all of its assets to AMCON's subsidiary, TSL Acquisition Corp. ("TSI") and thereby satisfied the shareholder approval condition of the asset purchase transaction. Subsequent to AMCON's filing of its lawsuit, the Inspectors of Election and the Board of Directors of CPH certified the shareholder voting results in favor of the asset purchase transaction.

After the certification of the voting results, certain minority shareholders filed a complaint and motion seeking injunctive relief in the District Court of the Fifth Judicial District of the State of Idaho. As against AMCON, they originally sought: (1) a declaratory judgment that the purchase of CPH's assets by TSI and AMCON violated Idaho Code Section 30-1-1202 because the shareholders did not approve the sale; (2) rescission of the sale and restitution of the assets; (3) a constructive trust; and (4) that AMCON be estopped to claim the sale's validity because of its alleged false and misleading representations. The Idaho District Court granted a temporary restraining order on June 11, 2004, which prevented the closing of the asset purchase transaction until the Idaho District Court had an opportunity to receive additional briefing on the issues presented and the parties could be heard by the Idaho District Court. On June 16, 2004, the Idaho District Court heard arguments on whether to extend the temporary restraining order and grant the minority shareholder plaintiffs' motion for preliminary injunction.

As a result of the parties' briefing and the arguments presented, the Idaho District Court dissolved the temporary restraining order and thereby enabled the asset sale transaction to be consummated. On June 17, 2004, TSI and CPH closed the asset sale transaction.

On July 19, 2004, several of the same minority shareholder plaintiffs, along with some additional shareholders filed an amended complaint in the same Idaho state court action. The minority shareholder plaintiffs' amended complaint seeks (1) a declaration that the asset sale transaction is void and injunctive relief rescinding that transaction or, alternatively, that a new shareholder vote on the asset sale transaction be ordered, (2) damages for the alleged breaches of fiduciary duty which are claimed to have arisen out of the disclosure made in connection with the solicitation of proxies, how the votes were counted, and conducting the closing without the requisite shareholder vote, and (3) imposition of a constructive trust on the sale proceeds and requiring separate books to be maintained.

In June 2005, a year after filing their initial complaint, the minority shareholder plaintiffs filed a motion seeking summary judgment on their declaratory judgment and rescission claims. AMCON responded by filing a cross motion for summary judgment on the rescission claim seeking a determination that rescission was not an appropriate remedy.

On December 15, 2005, the Idaho District Court granted, in part, the minority shareholder plaintiffs' motion for summary judgment declaring that the shareholders did not approve the asset sale transaction because the vote of certain shares issued as a dividend should not have been counted in the vote.

As a result, the asset sale transaction was declared "voidable." The Idaho District Court denied AMCON's motion for summary judgment but did not rule on the appropriate remedy in the action. Specifically, the Court did not decide whether it would impose monetary damages or rescind the sale transaction as a result of the lack of shareholder approval for the transaction.

In January 2006, the minority shareholder plaintiffs requested a leave of the Idaho District Court to amend their complaint to add additional claims against AMCON. They seek to add claims for (1) rescissory damages as a result of the "voidable" transactions, (2) civil conspiracy as among AMCON, TSI and the former CPH board members, (3) intentional interference with the minority shareholders' economic advantage, and (4) inducement or participation in a breach of fiduciary duties. They additionally seek to add a claim for punitive damages against AMCON and TSI, as well as several former CPH board members. On February 10, 2006, the minority shareholder plaintiffs filed notice with the Idaho District Court that they agree that rescission is not a feasible remedy. However, the Idaho District Court has made no determination as to the appropriate remedy in this case.

AMCON and TSI have also requested a leave of the court to amend their answer to add counterclaims against the minority shareholder plaintiffs and cross claims against CPH. As against the minority shareholder plaintiffs, AMCON and TSI seek to add claims of (1) abuse of process, (2) conspiracy to commit abuse of process, (3) fraud and misrepresentation, and (4) tortious interference with economic advantage. As against CPH, AMCON and TSI seek to add claims of (1) declaratory relief as to the rights and obligations of the parties under the agreements that were part of the original transaction (2) contribution and offset to the extent that liability is imposed upon AMCON and Trinity Springs, and (3) fraud and misrepresentation.

The Idaho District Court has not heard arguments on either of these motions to amend pleadings. Since the closing of the transaction, the parties have been conducting some written discovery, but have not conducted any depositions. The minority shareholder plaintiffs recently disclosed their expert witnesses on their existing claims.

Most recently, as a result of the entire board of CPH having resigned, a custodian has been appointed to administer the business of CPH. In addition, a stay has been in place in the litigation which prohibits foreclosure on the notes and water royalty issued by TSI in connection with the asset sale transaction discussed in more detail under Note 2 to the Consolidated Financial Statements. As a result of the litigation, and subsequent to September 30, 2005, TSI has not made the originally scheduled installment payments of principal and interest with respect to the notes and water royalty. While the most recent stay was set to expire on August 1, 2006 or after the completion of mediation between the parties, whichever occurred sooner, the Court has continued the stay as long as the parties agree to continue mediation, which they have.

Given the uncertainty surrounding the potential recession alternatives and the related accounting ramifications, AMCON engaged legal counsel not previously involved in the asset sale transaction or the litigation to review the case documents and to provide management an opinion regarding the ownership of the TSI assets as of the date of the financial statements.
This legal counsel concluded that the Idaho District Court has not taken any action to divest TSI of its ownership of the assets acquired from CPH and accordingly, to the extent that TSI owned the assets immediately prior to the

                                  33
issuance of the Idaho District Court order and has not otherwise transferred the assets, TSI continues to own the assets. As a result, AMCON continues to account for TSI as a consolidated subsidiary.

Because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed, AMCON management, after consulting with trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and cannot estimate the amount or range of any potential loss.

AMCON is also party to other lawsuits and claims arising out of the operation of its businesses. Management believes the ultimate resolution of such matters should not have a material adverse effect on AMCON's financial condition, results of operations or liquidity after considering amounts already recorded in AMCON's Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock trades on the American Stock Exchange ("AMEX") under the trading symbol "DIT". The following table reflects the range of the high and low closing prices per share of the Company's common stock reported by AMEX for fiscal years 2005 and 2004. As of July 31, 2006, the closing stock price was $11.60 and there were 527,062 common shares outstanding. The Company has approximately 360 common shareholders of record (including direct participants in the Depository Trust Company) and the Company believes that approximately 960 additional persons hold shares beneficially.

                  Fiscal Year 2005      Fiscal Year 2004/1/
                  ----------------      ----------------
                    High     Low          High     Low
                  -------  -------      -------  -------
    4th Quarter   $ 22.68  $ 20.39      $ 25.10  $ 20.60
    3rd Quarter     24.65    17.30        29.40    24.48
    2nd Quarter     18.80    16.50        28.80    21.83
    1st Quarter     20.70    18.55        27.60    21.90

/1/ Adjusted for a one-for-six reverse stock split effected on May 14, 2004.

During fiscal 2005 the Board of Directors voted to suspend payment of cash dividends on common stock for the foreseeable future in order to preserve cash resources. The Company will periodically revisit its dividend policy to determine whether it has adequate internally generated funds, together with other needed financing to fund its growth and operations in order to resume the payment of cash dividends on common stock. During fiscal year 2004, the Board of Directors declared cash dividends of $0.18 per share per quarter or $0.72 per common share for the year.

                                  34
The Company's revolving credit facility provides that the Company may not pay dividends on its common shares in excess of $0.72 per common share on an annual basis.

ITEM 6.   SELECTED FINANCIAL DATA (UNAUDITED)

The selected financial data presented below have been derived from AMCON Distributing Company and Subsidiaries' (the "Company's") audited financial statements. The information set forth below should be read in conjunction with Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

Results may not be comparable due to acquisitions and/or dispositions that have occurred in the periods presented. As described in the footnotes to the consolidated financial statements, in June 2004 (Fiscal 2004) and December 2001 (Fiscal 2002), we acquired Trinity Springs, Inc.(TSI), and Hawaiian Natural Water Company, Inc. ("HNWC"), respectively. In June 2001 (Fiscal
2001), we acquired substantially all of the distribution business assets and net assets of Merchants Wholesale, Inc., as well as, the distribution warehouse owned by the sole shareholder of Merchants Wholesale, Inc. for $36.7 million. The transaction was accounted for using the purchase method of accounting. Also, in March 2001 (Fiscal 2001), we sold The Healthy Edge, Inc. (formerly Food For Health Co. Inc.), our health food distribution business for $10.3 million and accounted for the transaction as discontinued operations in the consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30.

We also discontinued the operations of our beverage marketing and distribution business effective March 2005. As a result, the selected financial data presented below has been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Revenues and expenses from the discontinued operations have been excluded from income from continuing operations in the selected financial data.


                                   35






















                        (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------------------
Fiscal Year                           2005        2004/1/      2003         2002        2001
--------------------------------------------------------------------------------------------
Sales/2/.......................... $ 845,923   $ 821,766   $ 771,793   $ 847,117   $ 577,589
Cost of sales.....................   785,572     762,203     711,614     785,193     531,903
                                   ---------------------------------------------------------
Gross profit......................    60,351      59,563      60,179      61,924      45,686
Operating expenses................    59,098      53,331      52,413      54,774      44,706
Impairment charges/3/.............    13,087       3,578         399           -           -
                                   ---------------------------------------------------------
Operating (loss) income...........   (11,834)      2,654       7,367       7,150         980
Interest expense..................     4,509       3,329       3,194       4,273       3,877
Other income, net.................       (80)       (577)       (490)       (506)       (202)
                                   ---------------------------------------------------------
(Loss) income from continuing
 operations before income taxes...   (16,263)        (98)      4,663       3,383      (2,695)

Income tax (benefit) expense......    (4,909)         36       1,771       1,316      (1,018)

Equity in loss of unconsolidated
 affiliate........................         -           -           -          95          95

Minority interest.................       (97)        (91)          -           -           -
                                   ---------------------------------------------------------
(Loss) income from continuing
 operations.......................   (11,257)        (43)      2,892       1,972      (1,772)

Loss from discontinued operations,
 net of income taxes of $(740)
 $(2,459), $(1,142), $0, and $(963),
 respectively.....................    (1,485)     (4,095)     (1,865)          -      (1,570)
                                   ---------------------------------------------------------
Net (loss) income.................   (12,742)     (4,138)      1,027       1,972      (3,342)

Preferred stock dividend
 requirements.....................      (295)        (50)          -           -           -
                                   ---------------------------------------------------------
Net (loss) income available to
 common shareholders.............. $ (13,037)  $  (4,188)  $   1,027   $   1,972   $  (3,342)
                                   =========================================================

Basic (loss) earnings per share
available to common shareholders:
  Continuing operations........... $  (21.91)  $   (0.18)  $    5.48   $    3.90   $   (3.88)
  Discontinued operations.........     (2.82)      (7.76)      (3.53)          -       (3.44)
                                   ---------------------------------------------------------
  Net basic (loss) earnings
   per share available to common
   shareholders................... $  (24.73)  $   (7.94)  $    1.95   $    3.90   $   (7.32)
                                   =========================================================

Diluted (loss) earnings per share
available to common shareholders:
  Continuing operations........... $  (21.91)  $   (0.18)  $    5.38   $    3.81   $   (3.88)
  Discontinued operations.........     (2.82)      (7.76)      (3.47)          -       (3.44)
                                   ---------------------------------------------------------
  Net diluted (loss) earnings
   per share available to common
   shareholders................... $  (24.73)  $   (7.94)  $    1.91   $    3.81   $   (7.32)
                                   =========================================================






                                          36

Weighted average shares outstanding:
  Basic...........................   527,062     527,774     527,699     505,414     456,362
  Diluted.........................   527,062     527,774     537,042     518,197     456,362

Working capital (deficit) /4/..... $  30,573   $ (11,871)  $  (8,030)  $  (1,989)  $     482
Total assets .....................    95,309     111,730      99,499     104,586      99,197
Long-term obligations and
  subordinated debt /5/...........    16,504      27,104      22,453      21,601      22,873
Shareholders' equity (deficit)/6/.      (228)     12,767      17,301      16,699      13,363
Cash dividends declared
  per common share................         -        0.72        0.72        0.72        0.72


   /1/ Amounts have been restated. See Note 20 to the Consolidated Financial Statements.

   /2/ In accordance with Emerging Issues Task Force (EITF) No. 01-9 "Accounting For Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" sales incentives paid to customers have been recorded as a reduction of sales.

   /3/ Includes impairment of certain identifiable intangible and certain operating and non-operating long-lived assets in the retail and beverage segments in fiscal 2005 and certain identifiable intangible and nonoperating assets in the beverage segments in fiscal 2004 and 2003.

   /4/ Current assets minus current liabilities.

   /5/ Includes deferred taxes, noncurrent liabilities of discontinued operations, current and long-term portions of subordinated debt and long-term debt and water royalty in perpetuity, but excludes the revolving credit facility.

   /6/ Net of dividends declared of $0.4 million, $0.4 million, $0.4 million in fiscal 2004-2002, respectively, and $0.3 million fiscal 2001.

SELECTED QUARTERLY FINANCIAL DATA

The following tables sets forth selected financial information for each of the eight quarters in the two fiscal years ended September 2005 and 2004. This information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal and recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in this Annual Report.

The Company's quarterly earnings or loss per share are based on weighted average shares outstanding for the quarter, therefore, the sum of the quarters may not equal the full year earnings or loss per share amount.

The fiscal 2005 quarterly data disclosed below gives effect to the restatements discussed in Note 20 to the Consolidated Financial Statements. The restated quarterly data for fiscal 2005 will be reflected in all future filings, including the Forms 10-Q to be filed for fiscal 2006.




                                           37



                      (Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------
Fiscal Year 2005                               Fourth      Third       Second      First
------------------------------------------------------------------------------------------
Sales......................................  $ 220,622   $ 216,866   $ 194,048   $ 214,387

Gross profit, as reported..................     14,997      15,615      13,812      15,927
Corrections................................        890        (200)       (116)       (574)
                                             ---------------------------------------------
Gross profit, as restated..................     15,887      15,415      13,696      15,353

Impairment charges.........................     13,087           -           -           -

(Loss) income from continuing operations
  before income taxes, as reported.........    (15,741)        375      (1,490)        593
 Corrections...............................      1,574        (409)       (313)       (852)
(Loss) income from continuing operations     ---------------------------------------------
  before income taxes, as restated.........    (14,167)        (34)     (1,803)       (259)

(Loss) income from continuing operations,
  as reported..............................    (11,035)        236        (925)        467
 Corrections...............................      1,039        (270)       (206)       (563)
(Loss) income from continuing operations,    ---------------------------------------------
  as restated..............................     (9,996)        (34)     (1,131)        (96)

Income (loss) from discontinued operations,
  as reported..............................        203        (318)       (890)       (480)
Corrections................................       (354)        126         116         112
Loss from discontinued operations,           ---------------------------------------------
  as restated..............................       (151)       (192)       (774)       (368)

Net (loss) income, as reported.............    (10,832)        (82)     (1,815)        (13)
Corrections................................        685        (144)        (90)       (451)
                                             ---------------------------------------------
Net (loss) income, as restated.............    (10,147)       (226)     (1,905)       (464)

Preferred stock dividend requirements......        (75)        (74)        (73)        (73)
                                             ---------------------------------------------
Net (loss) income available to common
 shareholders, as reported.................  $ (10,907)  $    (156)  $  (1,888)  $     (86)
Corrections................................        685        (144)        (90)       (451)
Net (loss) income available to common        ---------------------------------------------
 shareholders, as restated.................  $ (10,222)  $    (300)  $  (1,978)  $    (537)
                                             =============================================

Basic earnings (loss) per share available
to common shareholders:
  Continuing operations, as reported.......  $  (21.08)  $    0.30   $   (1.89)  $    0.75
  Corrections..............................       1.97       (0.51)      (0.39)      (1.07)
                                             ---------------------------------------------
  Continuing operations, as restated.......  $  (19.11)  $   (0.21)  $   (2.28)  $   (0.32)

  Discontinued operations, as reported.....       0.39       (0.60)      (1.69)      (0.91)
  Corrections..............................      (0.67)       0.24        0.22        0.21
                                             ---------------------------------------------
  Discontinued operations, as restated.....      (0.28)      (0.36)      (1.47)      (0.70)
                                             ---------------------------------------------
  Net basic earnings (loss) per share
   available to common shareholders
   as reported.............................  $  (20.69)  $   (0.30)  $   (3.58)  $   (0.16)
  Corrections..............................       1.30       (0.27)      (0.17)      (0.86)
  Net basic earnings (loss) per share        ---------------------------------------------
   available to common shareholders
   as restated.............................  $  (19.39)  $   (0.57)  $   (3.75)  $   (1.02)
                                             =============================================


                                           38


Diluted earnings (loss) per share available
 to common shareholders:
  Continuing operations, as reported.......  $  (21.08)  $    0.30   $   (1.89)  $    0.66
  Corrections..............................       1.97       (0.51)      (0.39)      (1.07)
  Impact of stock option antidilution /1/..          -           -           -        0.09
                                             ---------------------------------------------
  Continuing operations, as restated.......  $  (19.11)  $   (0.21)  $   (2.28)  $   (0.32)

  Discontinued operations, as reported.....       0.39       (0.58)      (1.69)      (0.68)
  Corrections..............................      (0.67)       0.24        0.22        0.21
  Impact of stock option antidilution /1/..          -       (0.02)          -       (0.23)
                                             ---------------------------------------------
  Discontinued operations, as restated.....      (0.28)      (0.36)      (1.47)      (0.70)
                                             ---------------------------------------------
  Net diluted earnings (loss) per share
   available to common shareholders
   as reported.............................  $  (20.69)  $   (0.28)  $   (3.58)  $   (0.02)
  Corrections..............................       1.30       (0.27)      (0.17)      (0.86)
  Impact of stock option antidilution /1/..          -       (0.02)          -       (0.14)
                                             ---------------------------------------------
  Net diluted earnings (loss) per share
   available to common shareholders
   as restated ............................  $  (19.39)  $   (0.57)  $   (3.75)  $   (1.02)
                                             =============================================
/1/ Before this restatement, the impact of the conversion of the stock options was dilutive to earnings per share because there was income from continuing operations in the first and third fiscal quarters.
However, after making the corrections for the restatement, there will now be a loss from continuing operations in both periods which makes the impact of the conversion of the stock options antidilutive.

As discussed in Item 9A - Controls and Procedures, in performing year end audit procedures as of and for the period ended September 30, 2005 of the Company's wholly-owned subsidiary, HNWC, the auditors noted discrepancies in the inventory records. These discrepancies led the Company's Audit Committee to initiate an internal investigation which resulted in the identification of several areas where journal entries were recorded incorrectly including inventory production accounting errors; the overstatement of inventory when integrating in fiscal 2005 the production systems and records of an operation acquired in fiscal 2004; capitalization of certain fixed overhead costs as inventory which should have been expensed; failure to reserve an appropriate amount for inventory that became obsolete; and capitalization of certain product development costs that should have been expensed as incurred. The above led to an overstatement of inventory, other assets and net income by an aggregate of approximately $685,000, after tax over the first nine months of fiscal 2005.

As a result of the accounting errors, management and the Company's Audit Committee determined on May 24, 2006 that the Company's first, second and third quarter financial statements for fiscal 2005 filed on Forms 10-Q with the Securities and Exchange Commission on February 14, 2005, May 27, 2005 and August 22, 2005, respectively, should no longer be relied upon because of these errors and that these financial statements should be restated to correct these errors. Management and the Audit Committee have discussed with the Company's independent registered public accountants that these financial statements can no longer be relied upon.

In addition, subsequent to the issuance of the September 30, 2004 financial statement, Management and the Company's Audit Committee determined that the Company had incorrectly allocated interest expense to one of its wholly-owned subsidiaries that had ceased operations on March 31, 2005 (The Beverage Group, Inc.). Emerging Issues Task Force ("EITF") 87-24 "Allocation of Interest to Discontinued Operations", requires that (a) interest on debt that is to be assumed by the buyer or is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations and (b) the allocation of discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the enterprise is permitted but not required. If interest is allocated to
                                   39

discontinued operations it should be determined by a ratio of net assets to total net assets after adjusting for all interest and debt directly attributable to other aspects of the business. The Company allocated interest to its discontinued operation in fiscal 2004 and its quarterly reporting in fiscal 2005 using an invested capital calculation which resulted in higher interest being allocated to discontinued operations than permitted by EITF 87-24. Although indirect interest of $0.1 million would be permitted under EITF 87-24 to be allocated to discontinued operations, the Company has concluded that only direct interest of $0.1 million resulting from debt required to be repaid as part of the discontinuation of the business should be allocated to discontinued operations. Accordingly, the fiscal 2004 financial statements have been restated as shown below. The fiscal 2005 impact of this restatement was corrected in the fourth quarter of fiscal 2005 with the reclassification of $0.5 million of interest expense, net of income tax benefit of $0.3 million from discontinued operations to income (loss) from continuing operations.

The tables set forth below give effect to the HNWC and interest restatements and summarizes the significant effects of this restatement by quarter:


FIRST FISCAL QUARTER ENDED DECEMBER 31, 2004
--------------------------------------------
                                                As previously
                                                  reported      Corrections     As restated
                                                -------------   ------------   ------------
Condensed Consolidated Unaudited Balance Sheet
----------------------------------------------
Inventory                                       $  35,454,419   $   (574,165)  $ 34,880,254
Deferred income taxes                               2,618,391        232,000      2,850,391
Other assets                                        1,485,457       (108,759)     1,376,698
Retained earnings                                   6,397,550       (450,924)     5,946,626

Condensed Consolidated Unaudited Statement of Operations
--------------------------------------------------------

Cost of sales                                   $ 198,459,240   $    574,165   $199,033,405
Selling, general and administrative expenses       13,824,366        108,759     13,933,125
Interest expense                                      906,201        169,881      1,076,082
Income tax (benefit) expense                          224,000       (289,000)       (65,000)
Loss from discontinued operations, net of tax        (479,663)       112,881       (366,782)
Net (loss) income                                     (13,118)      (450,924)      (464,042)

Basic (loss) earning per share available to common
 shareholders:
Continuing operations                                    0.75          (1.07)         (0.32)
Discontinued operations                                 (0.91)          0.21          (0.70)
Basic (loss) earnings per share available to
 common shareholders                                    (0.16)         (0.86)         (1.02)

Diluted (loss) earnings per share available to
 common shareholders:
Continuing operations                                    0.66          (1.07)         (0.32) /1/
Discontinued operations                                 (0.68)          0.21          (0.70) /1/
Diluted (loss) earnings per share available to
 common shareholders                                    (0.02)         (0.86)         (1.02) /1/


Condensed Consolidated Unaudited Statement of Cash Flows
--------------------------------------------------------
Income (loss) from continuing operations       $     466,544    $   (563,805)  $    (97,261)
Deferred income taxes                                (45,224)       (232,000)      (277,224)
Inventory                                           (464,962)        574,165        109,203
Other assets                                         (28,512)        108,759         80,247
Net cash flows from operating activities -
 discontinued operations                            (758,761)        112,881       (645,880)





                                                40
SECOND FISCAL QUARTER ENDED MARCH 31, 2005
------------------------------------------

Condensed Consolidated Unaudited Balance Sheet /2/
----------------------------------------------

                                                As previously
                                                  reported      Corrections     As restated
                                                -------------   ------------   ------------
Inventory                                       $  30,304,173   $   (689,993)  $ 29,614,180
Deferred income taxes                               3,729,391        279,000      4,008,391
Other assets                                        1,494,754       (129,904)     1,364,850
Retained earnings                                   4,509,877       (540,897)     3,968,980




Condensed Consolidated Unaudited Statement of Operations /2/
--------------------------------------------------------

                              Three months ended March 31, 2005         Six months ended March 31, 2005
                            --------------------------------------  ------------------------------------
                            As previously                           As previously
                             reported     Corrections As restated    reported     Corrections As restated
                            ------------- ----------- ------------ -------------- ----------- ------------
Cost of sales                $180,236,017  $115,828  $180,351,845    $378,695,256  $689,993  $379,385,249
Selling, general
  and administrative expenses  13,727,633    21,145    13,748,778      27,551,999   129,904    27,681,903
Interest expense                  897,542   175,735     1,073,277       1,803,743   345,616     2,149,359
Income tax (benefit) expense     (565,000) (107,000)     (672,000)       (341,000) (396,000)     (737,000)
Loss from discontinued
 operations                      (889,619)  115,735      (773,884)     (1,369,282)  228,616    (1,140,666)
Net (loss) income              (1,814,435)  (89,973)   (1,904,408)     (1,827,553) (540,897)   (2,368,450)
Basic (loss) earnings per share
Continuing operations               (1.89)    (0.39)        (2.28)          (1.14)    (1.46)        (2.60)
Discontinued operations             (1.69)     0.22         (1.47)          (2.60)     0.43         (2.17)
Basic (loss) earnings per share     (3.58)    (0.17)        (3.75)          (3.74)    (1.03)        (4.77)

Diluted (loss) earnings per share
Continuing operations               (1.89)    (0.39)        (2.28)          (1.14)    (1.46)        (2.60)
Discontinued operations             (1.69)     0.22         (1.47)          (2.60)     0.43         (2.17)
Diluted (loss) earnings per share   (3.58)    (0.17)        (3.75)          (3.74)    (1.03)        (4.77)


Condensed Consolidated Unaudited Statement of Cash Flows /2/
--------------------------------------------------------

                                                As previously
                                                  reported      Corrections     As restated
                                                -------------   ------------   ------------
Net income (loss) from continuing operations    $    (458,271)  $   (769,513)  $ (1,227,784)
Deferred income taxes                              (1,137,076)      (279,000)    (1,416,076)
Inventory                                           4,639,543        689,993      5,329,536
Other assets                                          (37,810)       129,904         92,094
Net cash flows from operating activities -
 discontinued operations                             (347,156)       228,616       (118,540)

THIRD FISCAL QUARTER ENDED JUNE 30, 2005
----------------------------------------


Condensed Consolidated Unaudited Balance Sheet /2/
----------------------------------------------

                                                As previously
                                                  reported      Corrections     As restated
                                                -------------   ------------   ------------
Inventory                                       $  28,939,608   $   (889,612)  $ 28,049,996
Deferred income taxes                               3,780,391        353,000      4,133,391
Other assets                                        1,570,434       (148,884)     1,421,550
Retained earnings                                   4,354,000       (685,496)     3,668,504






                                               41



Condensed Consolidated Unaudited Statement of Operations /2/
--------------------------------------------------------


                              Three months ended June 30, 2005         Nine months ended June 30, 2005
                            -------------------------------------  ---------------------------------------
                            As previously                           As previously
                             reported     Corrections As restated    reported     Corrections As restated
                            ------------- ----------- ------------  ------------  ----------- ------------
Cost of sales                $201,251,586  $199,619  $201,451,205   $579,946,842   $889,612  $580,836,454
Selling, general
  and administrative expenses  13,693,711    18,980    13,712,691     41,245,710    148,884    41,394,594
Interest expense                  942,585   189,964     1,132,549      2,746,328    535,580     3,281,908
Income tax (benefit) expense      138,000  (139,000)       (1,000)      (203,000)  (535,000)     (738,000)
Loss from discontinued
 operations                      (318,257)  124,964      (193,293)    (1,687,541)   353,580    (1,333,961)
Net (loss) income                 (81,824) (144,599)     (226,423)    (1,909,377)  (685,496)   (2,594,873)

Basic (loss) earnings per share
Continuing operations                0.30     (0.51)        (0.21)         (0.84)     (1.97)        (2.81)
Discontinued operations             (0.60)     0.24         (0.36)         (3.20)      0.67         (2.53)
Basic (loss) earnings per share     (0.30)    (0.27)        (0.57)         (4.04)     (1.30)        (5.34)

Diluted (loss) earnings per share
Continuing operations                0.30     (0.51)        (0.21) /1/     (0.84)     (1.97)        (2.81)
Discontinued operations             (0.58)     0.24         (0.34) /1/     (3.20)      0.67         (2.53)
Diluted (loss) earnings per share   (0.28)    (0.27)        (0.57) /1/     (4.04)     (1.30)        (5.34)


Condensed Consolidated Unaudited Statement of Cash Flows /2/
--------------------------------------------------------

                                                As previously
                                                  reported      Corrections     As restated
                                                -------------   ------------   ------------
Income (loss) from continuing operations        $    (221,836)  $ (1,039,076)  $ (1,260,912)
Deferred income taxes                              (1,205,608)      (353,000)    (1,558,608)
Inventory                                           5,911,793        889,612      6,801,405
Other assets                                         (191,170)       148,884        (42,286)
Net cash flows from operating activities -
 discontinued operations                             (327,211)       353,580         26,369

/1/ Before this restatement, the impact of the conversion of the stock options was dilutive to earnings per share because there was income from continuing operations. After making the corrections for the restatements, there will now be a loss from continuing operations which makes the impact of the conversion of the stock options antidilutive.

/2/ In March 2006, the Company discontinued the operations of Trinity Springs, Inc., its water bottling operation located in Idaho.  As a result, the balance sheets as of March 31, 2005 and June 30, 2005 and the statements of operations and statements of cash flows for the fiscal periods then ended will be prepared reflecting TSI's financial results as discontinued operations in accordance with Statement of
Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived
Assets" when filed.  As a result, the information presented above will differ from the actual financial statements to be filed with the SEC.

During the fourth quarter of fiscal 2005, based on valuations obtained from an independent valuation specialist, management determined that a portion of the tradenames and goodwill were impaired at both of the retail and beverage segments. The impairments recorded in the beverage and retail segments were ultimately the result of projected shortfalls in operating cash flows necessary to support the reporting units carrying value, and in the case of the beverage segments reporting units, the need for additional capital resources that, after the termination of the Letter of Intent (discussed in Note 19), did not appear likely. The fair values of the reporting units were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows and consideration of net recoverable values.



                                   42


A summary of the impairment charges by entity for fiscal year 2005 are as follows (in millions):
                             Retail       TSI         HNWC     Total
Long-lived assets             $   -      $ 0.4       $ 2.5     $ 2.9
Goodwill                        0.3        0.4         0.4       1.1
Water source                      -        3.7           -       3.7
Customer list                     -        0.3         0.1       0.4
Tradename                       3.9        0.9         0.2       5.0
                              -----      -----       -----     -----
                              $ 4.2      $ 5.7       $ 3.2     $13.1
                              =====      =====       =====     =====

The impairment charges are recorded in the Company's statement of operations as a component of (loss) income from continuing operations.

The following quarterly fiscal 2004 table gives effect to the interest restatement discussed in Note 20.


                      (Dollars in thousands, except per share data)
-----------------------------------------------------------------------------------------
Fiscal Year 2004                               Fourth      Third       Second      First
-----------------------------------------------------------------------------------------
Sales...................................... $  218,121   $ 218,102   $ 192,971   $192,572
Gross profit...............................     15,609      15,223      13,685     15,046
Impairment charges.........................      3,578           -           -          -

(Loss) income from continuing operations
  before income taxes, as reported.........     (2,677)      1,081        (208)     2,033
Corrections................................       (119)        (94)        (66)       (48)
(Loss) income from continuing operations    ---------------------------------------------
  before income taxes, as restated.........     (2,796)        987        (274)     1,985

(Loss) income from continuing operations,
  as reported..............................     (1,661)        671        (126)     1,289
Corrections................................        (79)        (62)        (44)       (31)
(Loss) income from continuing operations,   ---------------------------------------------
  as restated..............................     (1,740)        609        (170)     1,258

Loss from discontinued operations,
  as reported..............................     (1,624)       (936)       (976)      (775)
Corrections................................         79          62          44         31
Loss from discontinued operations,          ---------------------------------------------
  as restated..............................     (1,545)       (874)       (932)      (744)

Net (loss) income..........................     (3,285)       (265)     (1,102)       514

Preferred stock dividend requirements......        (50)          -           -          -
                                             ---------------------------------------------
 Net (loss) income available to common
 shareholders............................... $   (3,335)  $    (265)  $  (1,102)  $    514
                                             =============================================

Basic earnings (loss) per share available
 to common shareholders:
  Continuing operations, as reported.......  $   (3.25)   $   1.27    $  (0.24)   $   2.44
  Corrections..............................      (0.15)      (0.12)      (0.08)      (0.06)
  Continuing operations, as restated.......      (3.40)       1.15       (0.32)       2.38

  Discontinued operations, as reported.....      (3.08)      (1.77)      (1.85)      (1.47)
  Corrections..............................       0.15        0.12        0.08        0.06
  Discontinued operations, as restated.....      (2.93)      (1.65)      (1.77)      (1.41)
                                             ---------------------------------------------
  Net basic earnings (loss) per share
   available to common shareholders........  $   (6.33)   $  (0.50)   $  (2.09)   $   0.97
                                             =============================================
                                           43
Diluted earnings (loss) per share available
 to common shareholders:
  Continuing operations, as reported.......  $   (3.25)   $   1.25    $  (0.24)   $   2.41
  Corrections..............................      (0.15)      (0.12)      (0.08)      (0.06)
  Continuing operations, as restated.......      (3.40)       1.13       (0.32)       2.35

  Discontinued operations, as reported.....      (3.08)      (1.74)      (1.85)      (1.45)
  Corrections..............................       0.15        0.12        0.08        0.06
  Discontinued operations, as restated.....      (2.93)      (1.62)      (1.77)      (1.39)

                                             ---------------------------------------------
  Net diluted earnings (loss) per share
   available to common shareholders........  $   (6.33)   $  (0.49)   $  (2.09)   $   0.96
                                             =============================================

A summary of the impacts of the interest restatement on fiscal 2004 financial information is set forth in the following tables:


Consolidated Statement of Operations
--------------------------------------------------------

                                                    As previously
                                                      reported      Corrections     As restated
                                                    -------------   ------------    ------------
Interest expense                                    $   3,001,525   $    326,947    $  3,328,472
Income tax (benefit) expense                              147,000       (111,000)         36,000
(Loss) income from continuing operations                  172,859       (215,947)        (43,088)
Loss from discontinued operations, net of tax          (4,311,406)       215,947      (4,095,459)

Basic (loss) earning per share available to common
 shareholders:
Continuing operations                                        0.23          (0.41)         (0.18)
Discontinued operations                                     (8.17)          0.41          (7.76)
Basic (loss) earnings per share available to
 common shareholders                                        (7.94)             -          (7.94)

Diluted (loss) earnings per share available to
 common shareholders:
Continuing operations                                        0.23          (0.41)         (0.18)
Discontinued operations                                     (7.99)          0.41          (7.76)/1/
Diluted (loss) earnings per share available to
 common shareholders                                        (7.76)             -          (7.94)

/1/ Before this restatement, the impact of the conversion of stock options was dilutive to earnings per share because there was income from continuing operations.  After making the corrections for the restatement, there will now be a loss from continuing operations which makes the impact of the conversion of the stock options antidilutive.  This antidilutive impact results in loss per diluted share of ($7.76).

Consolidated Statement of Cash Flows
----------------------------------------------
Income (loss) from continuing operations            $     172,859   $   (215,947)  $    (43,088)
Net cash flows from operating activities -
  discontinued operations                              (4,260,491)       215,947     (4,044,544)


Due to competitive pressures in the natural spring water bottling business, operating profits and cash flows were lower than expected in fiscal 2004. Based on this trend, the future cash flow forecasts were revised for this reporting unit and an impairment charge of $3.6 million to the HNWC tradename was recorded in the Company's statement of operations as a component of income
(loss) from continuing operations in the fourth quarter of fiscal 2004. The fair values of the reporting units for fiscal 2004 were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows.
                                   44

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, Item 8, and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7.

Actual year ends for fiscal 2005, 2004 and fiscal 2003 were September 30, 2005, September 24, 2004, and September 26, 2003, respectively. Years cited herein refer to AMCON's fiscal years.

We operate three business segments:

    - Wholesale distribution business which accounts for approximately 94.6% of our revenues. This segment distributes consumer products such as cigarettes and tobacco products, candy, and other confectionery products, beverages, groceries, paper products and health and beauty care products.

    - Retail health food business which operates retail stores in Florida and the Midwest and accounts for approximately 4.1% of our revenues.

    - Beverage business which accounts for approximately 0.7% of our revenues. This segment includes a natural spring and purified bottling operation. Until March 2006, AMCON also operated a geothermal water bottling operation in Idaho which constituted the remaining 0.6% of revenues in fiscal 2005.

For more information regarding our businesses, see Item 1 - Business on this Annual Report on Form 10-K.


Restatements
-------------
As discussed in Note 20 to the Consolidated Financial Statements, the Company's September 24, 2004 Consolidated Statements of Operations and Cash Flows have been restated from the amounts previously reported. The accompanying management discussion and analysis and results of operations gives effect to the restatement.

Significant Events in Fiscal 2005
---------------------------------
During fiscal 2005, the Company:

General

   - changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30. As a result of this change, fiscal 2005 comprised
     53 weeks of operations as compared to 52 weeks of operations for fiscal 2004. The additional week of operations recorded in fiscal 2005 increased sales, gross profit and net income by approximately $14.3 million, $0.8 million and $0.1 million, respectively.

   - entered into a letter of intent with its Chairman to sell the retail health food and beverage segments which was subsequently terminated on January 10, 2006.
                                   45
Financing

   - amended and restated its existing credit facility and security agreement at various points throughout the year in order to (i) fund the payment of $6.8 million in subordinated term debt in the retail segment and $4.8 million of revolving debt in the beverage segment; (ii) include TSI in the borrowing base; and (iii) provide for a "springing" lock-box arrangement which permits long-term classification of the revolving credit facility. In addition, the Company obtained a waiver for violation of the minimum tangible net worth covenant, which, in addition to the fixed charge ratio, was later suspended through the end of fiscal 2005. Subsequent to the end of fiscal 2005, both the minimum tangible net worth covenant and the fixed charge ratio requirements were replaced with a minimum threshold for earnings before interest, taxes, depreciation and amortization.

   - completed a $2.0 million private placement of Series B Convertible Preferred Stock, a portion of which was used to fund the payment of the subordinated debt described above.

   - suspended payment of dividends on its common stock in order to conserve capital to fund operations.

Operational

   - generated a 2.9% increase in sales compared to fiscal 2004 which was primarily the result of the extra week of operations in fiscal 2005, the full year of TSI's operations in fiscal 2005, and cigarette price and excise tax increases on cigarettes and tobacco that were offset by a 3.7% decrease in cigarette carton volume.

   - recognized a loss from continuing operations per diluted share of $21.91 in fiscal 2005 compared to a loss from continuing operations per diluted share of $0.18 in fiscal 2004.

   - recognized a loss from discontinued operations per diluted share of $2.82 in fiscal 2005 compared to a loss from discontinued operations per diluted share of $7.76 in fiscal 2004.

   - purchased a building in Rapid City, South Dakota and constructed an addition to that building in order to relocate the Company's existing Rapid City, South Dakota distribution facility. The new facility became operational on April 1, 2005. The increased square footage and improved flow of product through the distribution center allowed us to consolidate the business shipped to customers from our Casper, Wyoming facility which was closed on September 30, 2005. We expect to operate the combined facilities more efficiently and effectively to capitalize on economies of scale.

   - discontinued the operations in March 2005 of the beverage segments marketing and distribution business which had been incurring losses since its inception in December 2002, resulting in a pre-tax charge of approximately $0.8 million. The business component is now accounted for as a discontinued operation.

   - recognized a pre-tax $10.2 million impairment of goodwill and identifiable intangible assets at its beverage ($6.0 million) and retail

                                   46
     ($4.2 million) segments and $2.9 million impairment of long-lived assets in its beverage segment.

Results of Operations
---------------------
The following table sets forth an analysis of various components of the Statements of Operations as a percentage of sales for fiscal years 2005, 2004 and 2003:

                                       Fiscal Years
                                  -----------------------
                                   2005     2004     2003
                                  -----------------------
Sales............................ 100.0%   100.0%   100.0%
Cost of sales....................  92.9     92.8     92.2
                                  -----------------------
Gross profit.....................   7.1      7.2      7.8
Selling, general and
  administrative expenses........   6.7      6.2      6.5
Depreciation and amortization....   0.3      0.3      0.3
Impairment charges...............   1.5      0.4        -
                                  -----------------------
Operating (loss) income .........  (1.4)     0.3      1.0
Interest expense.................   0.5      0.4      0.4
Other income, net................     -     (0.1)       -
                                  -----------------------
(Loss) income from continuing
 operations before income taxes..  (1.9)       -      0.6
Income tax benefit (expense).....   0.6        -      0.2
                                  -----------------------
(Loss) income from continuing
  operations ....................  (1.3)       -      0.4
Loss from discontinued
 operations, net of tax..........  (0.2)    (0.5)    (0.3)
                                  -----------------------
Net (loss) income................  (1.5)    (0.5)     0.1
Preferred stock dividend
  requirements...................     -        -        -
                                  -----------------------
Net (loss) income available to
 common shareholders.............  (1.5)%   (0.5)%    0.1%
                                  =======================

FISCAL YEAR 2005 VERSUS FISCAL YEAR 2004
----------------------------------------
SALES

Sales for fiscal year 2005 increased 2.9% to $845.9 million, compared to $821.8 million for fiscal year 2004. Sales are reported net of costs associated with sales incentives provided to customers, totaling $15.9 million and $13.9 million for fiscal 2005 and 2004, respectively. Sales increases (decreases) by business segment are as follows (dollars in millions):

         Wholesale distribution segment           $  15.2
         Retail health food stores segment            2.2
         Beverage segment                             6.9
         Intersegment eliminations                   (0.1)
                                                  -------
                                                  $  24.2
                                                  =======

                                   47

Sales from the wholesale distribution segment increased by $15.2 million for the fiscal 2005 as compared to fiscal 2004. Cigarette sales increased $10.0 million for fiscal 2005 and sales of tobacco, confectionary and other products contributed an additional $5.2 million during the period. Of the increase in cigarette sales, $10.4 million was a result of the change in our monthly reporting period which added an extra week of sales in fiscal 2005 as compared to fiscal 2004, $9.7 million was attributable to price increases implemented by major cigarette manufacturers in December 2004 and $6.5 million was due to increased excise taxes implemented in certain states during fiscal 2005.
These increases were offset by a $16.6 million decrease in cigarette sales due to a 3.7% decrease in carton volume (excluding the extra week). Of the increase in tobacco, confectionary and other products, $3.2 million was due to the extra week and $2.0 million was attributable primarily to new business obtained during the fiscal 2005 through expansion of our market area.

Competition from wholesalers who utilize pricing as their primary marketing tool was aggressive during fiscal 2005 and resulted in the loss of several customers. We believe that our full service capabilities are still in high demand and will continue to market in this manner in an effort to differentiate our Company from price-only competitors.

Sales from the retail health food segment during fiscal 2005 increased by $2.2 million when compared to fiscal 2004. The extra week of operations during fiscal 2005 resulting from the change in the Company's monthly reporting period contributed approximately $0.7 million. In addition, a net sales increase of $0.9 million resulted from sales generated from the opening of a new store in Oklahoma City in April 2004. General growth in same store sales driven largely from increases in vitamins and health and beauty added $1.6 million. These increases were offset by the closure of a non-contributing store in Florida in October 2004 which accounted for a decrease in sales of $0.8 million and a $0.5 million reduction due to lower sales of grocery and low carb products during fiscal 2005 compared to fiscal 2004 as these products continued to move to mainstream grocery channels. In addition, in 2004 a hurricane forced the temporary closure of several of our stores in Florida. The increase in sales in fiscal 2005 related to this occurrence in fiscal 2004 was $0.3 million.

The beverage segment accounted for $11.4 million in sales during fiscal 2005, compared to $4.5 million for fiscal 2004 resulting in an increase of $6.9 million. TSI, which was acquired in June 2004 (and closed in March 2006), accounted for $4.3 million of the increase in sales. The Nesco Hawaii acquisition in July 2004 increased sales during the fiscal 2005 by $0.9 million as compared to fiscal 2004. Additionally, the extra week of operations during fiscal 2005 resulting from the change in the Company's monthly reporting period increased sales at HNWC by $0.2 million. The remaining $1.5 million increase was due to additional volume generated by HNWC in Hawaii.

GROSS PROFIT

Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to the gross profit of other entities which do include such costs. Some entities may classify such costs as a component of cost of sales. Cost of sales, a component used in determining gross profit, for our wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives that we receive which are netted against such costs. In the beverage segment, cost of sales includes the cost
                                   48
of the raw materials and related factory labor and manufacturing overhead costs required to convert raw materials into finished goods (including labor, warehousing, depreciation and utilities).

Gross profit increased 1.5% to $60.4 million for fiscal year 2005 compared to $59.6 million for the prior fiscal year. Gross profit as a percentage of sales in fiscal 2005 decreased slightly to 7.1% from 7.2% in fiscal 2004. Gross profit by business segment is as follows (dollars in millions):

                                                               Incr/
                                            2005     2004     (Decr)
                                           -------------------------
       Wholesale distribution segment      $ 46.9   $ 46.3   $  0.6
       Retail health food stores segment     13.6     13.0      0.6
       Beverage segment                      (0.1)     0.2     (0.3)
       Intersegment eliminations                -      0.1     (0.1)
                                           -------------------------
                                           $ 60.4   $ 59.6   $  0.8
                                           =========================

Gross profit from our wholesale distribution segment for fiscal 2005 increased approximately $0.6 million as compared to the prior year. Items increasing gross profit during fiscal 2005 as compared to fiscal 2004 included $0.6 million attributable to the extra week of operations resulting from a change in our reporting period, $0.3 million due to cigarette price increases implemented by major cigarette manufacturers in December 2004, $1.3 million related to the excise tax increases in certain states that occurred during fiscal 2005, $0.1 million related to candy price increases, incentive payments of $0.3 million received from cigarette and non-cigarette vendors based on the Company's buying volumes and $0.1 million related to increased volume of other products. These increases were offset by decreases in cigarette margin of $1.6 million resulting from decreased carton volume and $0.5 million from a larger LIFO charge during fiscal 2005 as compared to fiscal 2004.

Gross profit for the retail health food segment for fiscal 2005 increased approximately $0.6 million compared with fiscal 2004. The increase was primarily due to the extra week of operations, which contributed approximately $0.2 million in gross profit during the period, and $0.5 million due to improved sales and change in product mix. These increases were offset by a $0.1 million decrease in margin related to higher product costs and disposal of perishable and low-carb products.

Gross profit for the beverage segment decreased $0.3 million in fiscal 2005 primarily due to the incremental sales from TSI (acquired in June 2004) that contributed approximately $0.6 million of gross profit and were offset by negative gross margin at HNWC of $0.8 million due to lower selling prices in an attempt to increase market share. In addition, TSI recorded a $0.1 million charge for obsolete inventory in fiscal 2005.

OPERATING EXPENSE

Operating expense includes selling, general and administrative expenses and depreciation and amortization and impairment charges. Selling, general and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, inspection costs, warehousing costs and cost of picking and loading customer orders are all classified as selling, general

                                   49
and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, insurance and professional fees.

Total operating expense, which included an extra week of operations in fiscal 2005, increased 26.8%, or $15.3 million, to $72.2 million compared to fiscal 2004. As a percentage of sales, total operating expenses increased to 8.5% from 6.9% as compared to the prior year.

The increase during fiscal 2005 as compared to fiscal 2004 is primarily related significant goodwill, identifiable intangible asset and long-lived asset impairment charges in the retail and beverage segments that totaled $13.1 million in fiscal 2005 as compared to $3.6 million in fiscal 2004. During fiscal 2005, based on valuations obtained from an independent valuation specialist, management determined that a portion of the tradenames and goodwill were impaired at both of the retail segments reporting units. The tradename impairment was $3.9 million, while the goodwill impairment was $0.3 million. At TSI, a reporting unit in the beverage segment, tradenames, water source, customer list, goodwill and certain long-lived assets were determined to be impaired in the amounts of $0.9 million, $3.7 million, $0.3 million, $0.4 million and $0.4 million, respectively. At HNWC, a reporting unit in the beverage segment, goodwill, customer list, tradename and certain long-lived assets were determined to be impaired in the amounts of $0.4 million, $0.1 million, $0.2 million and $2.5 million, respectively.

The goodwill and intangible impairments and impairment of certain long-lived assets recorded in the beverage and retail segments were ultimately the result of projected shortfalls in operating cash flow necessary to support the reporting units carrying value, and in the case of the beverage segment, the need for additional capital resources that, after the termination of the Letter of Intent (discussed in Note 19), did not appear likely. The fair values of the reporting units were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows and consideration of the net recoverable values.

The addition of TSI in June 2004 added an incremental $3.3 million of additional operating expenses in fiscal 2005, excluding the impairment charges previously discussed. Other increases where in the wholesale segment which experienced an increase of $1.1 million in professional fees due to utilization of professional service firms to explore strategic alternatives for the retail and beverage segments, work towards Sarbanes-Oxley compliance and restatement of the Company's 2004 financial statements. In addition, the wholesale segment had a net increase of $1.4 million primarily related to increased fuel costs, increased claims for workers' compensation and medical insurance, increased bad debts and administrative salaries, as well as, the extra week of operations. HNWC's operating expenses also increased $0.3 million in fiscal 2005 as compared to fiscal 2004, excluding the impairment charges. The Company experienced a reduction of expenses of $0.3 million related to rent expense and professional fees incurred in fiscal 2004 associated with a warehouse formerly used by the discontinued health food distribution business when the subtenant of the warehouse defaulted on the rental agreement. No corresponding expense was incurred in fiscal 2005.

INTEREST EXPENSE

Interest expense for fiscal year 2005 increased 35.5% to $4.5 million compared to $3.3 million during the prior year. The increase was primarily due to

                                   50
increases in the prime lending rate during the periods which, under the terms of the amended and restated credit facility, is the rate at which the Company primarily borrows. On average, the Company's borrowing rates on its variable rate debt were 1.46% higher and average borrowings were $10.7 million higher in fiscal 2005 as compared to fiscal 2004. Borrowings were higher in fiscal 2005 in large part due to the $4.5 million of debt related to the acquisition of TSI in June 2004 and Nesco Hawaii in July 2004.

OTHER

During fiscal 2005, other income decreased $0.5 million as compared to fiscal 2004 because of the sale of available-for-sale securities in fiscal 2004 that did not recur in 2005.

During fiscal 2005, minority interest in loss, net of tax, due to the 15% ownership of TSI that is not owned by AMCON, remain unchanged compared to fiscal 2004. However, losses were not allocated after the remaining minority interest was reduced to zero in fiscal 2005 as a result of the cumulative losses of TSI.

The Company's effective income tax rate was 30.2% in fiscal 2005 compared to 36.7% in fiscal 2004. The decrease in the effective tax rate was primarily attributable to valuation allowances placed on state net operating losses and impairment of non-deductible intangible assets in fiscal 2005 which reduced the income tax benefit and related effective tax rate. In fiscal 2004, impairment of non-deductible intangible assets increased the effective income tax rate.

During fiscal 2005, the Company paid preferred dividends of $0.3 million on its Series A and B, Cumulative, Convertible Preferred Stock, compared to $0.1 million in fiscal 2004.

DISCONTINUED OPERATIONS

Effective March 31, 2005, the Company's subsidiary, The Beverage Group, Inc., ceased on-going operations due to recurring losses since its December 2002 inception. The loss from discontinued operations, net of tax, was $1.5 million during fiscal 2005. A charge of $1.0 million, before taxes, was included in loss from discontinued operations in fiscal 2005 representing the adjustment of accounts receivable and inventory to their net realizable values and to write off fixed assets. In addition, in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" management accrued one-time termination benefits and rent and related expenses associated with the remaining lease commitment on the office lease totaling approximately $0.1 million.


FISCAL YEAR 2004 VERSUS FISCAL YEAR 2003
----------------------------------------

SALES

Sales for fiscal year 2004 increased 6.5% to $821.8 million, compared to $771.8 million for fiscal year 2003. Sales are reported net of costs associated with sales incentives provided to customers, totaling $13.9 million and $9.0 million for fiscal 2004 and 2003, respectively. Sales increases (decreases) by business segment are as follows (dollars in millions):

                                   51
         Wholesale distribution segment           $  49.3
         Retail health food stores segment           (0.7)
         Beverage segment                             1.4
         Intersegment eliminations                      -
                                                  -------
                                                  $  50.0
                                                  =======

Cigarette sales in the wholesale distribution segment increased by $32.5 million, and sales of tobacco, confectionary and other products contributed an additional $16.8 million in sales as compared to fiscal 2003. Of the increase in sales of cigarettes, $5.8 million related to price increases implemented by the Company in response to the elimination of vendor program incentives during the year, and $49.4 million related to a 7.5% increase in carton volume, primarily due to new customers within our current market area.

These increases were offset by a $22.7 million decrease in cigarette sales related to a decrease in prices on Philip Morris and a permanent decrease on RJ Reynolds' (successor in merger to Brown & Williamson) brands which began in the second quarter of 2003. The $16.8 million increase in sales of tobacco, confectionary and other products was attributable primarily to sales to new customers in our current market area.

Sales from the retail health food segments new Oklahoma City store, which opened in April 2004, were $0.8 million. Sales declined in the remaining stores by $1.5 million primarily because of the extreme adverse weather in Florida, a planned elimination of the deli operation in the Florida stores, reduced supplement sales resulting from unfavorable media coverage related to the government ban on ephedra based products and a general softening of the low-carb market coupled with continued expansion of low-carb offerings and sales through mainstream grocery channels.

The beverage segment accounted for $4.8 million of sales for fiscal 2004, compared to $3.4 million in fiscal 2003. The improvement was due to increases in case volume of our Hawaiian Springs natural spring water, which was possible due to completion of plant construction and a change to a new distributor in the Hawaii market in October 2003. In addition, the acquisition of substantially all of the operating assets of Trinity Springs, Ltd. at the end of June 2004 contributed $1.1 million of sales for fiscal 2004. Hawaiian Natural Water Company (HNWC), also acquired a water bottling operation on the island of Oahu that contributed $0.3 million of sales in fiscal 2004. This acquisition enabled HNWC to more effectively differentiate the premium natural spring water from purified bottled water products and provides a more competitive price point in which to provide private label water. Additionally, there were no sales from our home and office bottling and delivery business in Hawaii for fiscal 2004 because it was sold in October 2003. Sales from the home and office bottling and delivery business totaled $0.3 million in fiscal 2003.

GROSS PROFIT

Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales. Cost of sales, a component used in determining gross profit, for wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives

                                   52
that we receive which are netted against such costs. In the beverage segment, cost of sales includes the cost of the raw materials and related factory labor and manufacturing overhead costs required to convert raw materials into finished goods, including; labor, depreciation and utilities.

Gross profit decreased 1.0% to $59.6 million for fiscal year 2004 compared to $60.2 million for the prior fiscal year. Gross profit as a percentage of sales decreased to 7.2% for the year compared to 7.8% for fiscal 2003. Gross profit by business segment is as follows (dollars in millions):

                                                               Incr/
                                            2004     2003     (Decr)
                                           -------------------------
       Wholesale distribution segment      $ 46.2   $ 46.6   $ (0.4)
       Retail health food stores segment     13.0     13.2     (0.2)
       Beverage segment                       0.4      0.4        -
                                           -------------------------
                                           $ 59.6   $ 60.2   $ (0.6)
                                           =========================

Gross profit of $5.5 million was generated from our wholesale distribution business from cigarette price increases implemented during fiscal 2004 in response to the elimination of vendor program incentive payments that the Company historically received. Because vendor program incentive payments are generally received and recognized by the Company in the quarter following the period in which the related cigarette sales were made, as that is when it is estimable, gross profit for fiscal 2004 includes both the normal vendor program incentive payments relating to the fourth quarter 2003 but received during the first quarter 2004 of approximately $0.8 million, and the amount earned from the price increases that were implemented to replace vendor program incentive payments. This increase in gross profit was partially offset by a decrease of $1.3 million in incentive payments received on our private label cigarettes, a decrease in incentive allowances received from manufacturers of approximately $5.4 million (net of amounts paid to customers), a decrease of $0.9 million related to increases in cigarette excise taxes in certain states in fiscal 2003 and a $1.2 million larger charge to cost of sales for fiscal 2004 as compared to the fiscal 2003 related to the change in the required LIFO inventory reserve balance. The remainder of the increase in gross profit of $2.9 million was primarily due to increased sales in all other products to new customers.

Gross profit from our retail health food segment decreased $0.2 million to $13.0 million primarily due to the decreased sales discussed above.

Gross profit from our beverage segment was consistent with the prior year. The increase in sales produced additional gross profit of $0.2 million which was offset by a decrease of $0.2 million in gross profit from our home and office bottling and delivery business in Hawaii which was sold in October 2003.

OPERATING EXPENSE

Operating expense includes selling, general and administrative expenses and depreciation and amortization and impairment charges. Selling, general and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, inspection costs, warehousing costs and cost

                                   53
of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, insurance and professional fees.

Total operating expense, which includes selling, general and administrative expenses, depreciation and amortization, and impairment charges increased 7.8%, or $4.1 million, to $56.9 million compared to fiscal 2003. As a percentage of sales, total operating expenses increased to 6.9% from 6.8% as compared to the prior year.

Operating expenses in the beverage segment accounted for $3.9 million of the increase, primarily due to impairment of intangibles of $3.6 million discussed below and expenses associated with TSI which was acquired in June 2004 and the water bottling operation acquired by HNWC in July 2004. Operating expense in the beverage segment in fiscal 2003 included $0.4 million associated with writing down nonoperating assets held for sale to their fair market value.
The wholesale distribution segment reduced operating costs by $0.2 million during fiscal 2004 as compared to fiscal 2003 primarily due to the decrease in the required allowance for bad debt reserve that is calculated based on historical collection trends. Total operating expenses in our retail segment increased $0.2 million due to the opening of a new store in Oklahoma City.

These expenses were partially offset by savings incurred as a result of a reduced emphasis on the deli operations in the Florida stores. In addition, the Company incurred $0.2 million of rent expense and professional fees associated with a warehouse formerly used by the discontinued health food distribution business when the subtenant of the warehouse defaulted on the rental agreement.

As a result of the Company's annual goodwill and intangible asset impairment review as required by SFAS No. 142 "Goodwill and Other Intangible Assets," the Company determined that certain intangible assets in the beverage segment were impaired by $3.6 million. Due to competitive pressures in the natural spring water bottling business, operating profits and cash flows were lower than expected for the year. Based on this trend, future expected cash flows were revised for this reporting unit and an impairment was recorded and is included in operating expenses.

As a result of the above, the operating income for fiscal 2004 was $2.7 million, a decrease of $4.7 million as compared to operating income of $7.4 million in fiscal 2003.


INTEREST EXPENSE

Interest expense for fiscal year 2004 increased 0.4% to $3.3 million compared to $3.2 million during the prior year. The increase was due primarily to additional borrowings on the Company's revolving line to support the beverage bottling operations. The impact of the increased borrowings was somewhat offset by lower average interest rates in fiscal 2004 as compared to fiscal 2003.





                                   54

OTHER

Other income for fiscal 2004 of $0.6 million was generated primarily from gains on sales of available-for-sale securities, as well as, interest income, dividends and royalty payments. Other income for fiscal 2003 of $0.5 million was generated primarily from $0.1 million received from a settlement related to a former distribution facility, $0.3 million from gains on sales of available-for-sale securities, and $0.1 million in interest on income tax refunds, as well as, interest income and dividends on investment securities.

The Company's effective income tax rate was 36.7% in fiscal 2004, compared to 38.0% in 2003. The decrease in the effective tax rate was primarily attributable to an increase in net operating loss carryforwards which resulted from new IRS guidance issued in December 2003 allowing additional carryover of net operating losses related to acquired companies.

In fiscal 2004, minority interest net of tax totaled $0.1 million and represented the allocation of the current years net loss of TSI to the minority shareholders.

Liquidity and Capital Resources
--------------------------------

OVERVIEW
--------
Operating Activities. The Company requires cash to pay its operating expenses, purchase inventory and make capital investments and acquisitions of businesses. In general, the Company finances these cash needs from the cash flow generated by its operating activities, issuance of preferred stock, and from borrowings, as necessary. During fiscal 2005, the Company generated $8.5 million of cash from operating activities, primarily due to reduced cigarette inventory levels resulting from a reduced LIFO "buy-in" at year end and income tax refunds received. Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, in the circumstance where we are "buying-in" to obtain favorable terms on particular products or to maintain our LIFO layers, we may have to retain the inventory for a period longer than the payment terms. This generates cash outflow from operating activities that we expect to reverse in a later period. Additionally, during the warm weather months, which is our busiest time of the year, we generally carry larger inventory back stock to ensure high fill rates to maintain customer satisfaction. Our inventory levels are usually at their highest levels in the third and fourth fiscal quarters but at any given month can vary based on the day of the week that month end occurs. We generally experience reductions in inventory levels during the first fiscal quarter, as compared to our fiscal year end, and maintain these levels until the beginning of the third fiscal quarter when we begin building for increased warm weather business.

Investing Activities. Cash of $2.9 million was utilized in investing activities during fiscal 2005 for capital expenditures primarily related to the purchase of a building and the construction of an addition so that we could relocate one of our wholesale distribution facilities. A significant portion of the cash flows used in investing activities were financed through the real estate term debt discussed below.

Financing Activities. The Company used net cash of $5.5 million from financing activities during fiscal 2005. Cash of $15.1 million was used in

                                   55
financing activities during fiscal 2005 to pay down revolving lines of credit totaling $4.8 million used to fund our beverage segment, $6.8 million in subordinated debt in the retail segment and other long-term debt totaling $2.8 million. During fiscal 2005, $0.3 million was used to pay dividends on preferred stock and $0.4 million was used to pay for costs incurred to amend and restate our revolving credit facility. These uses of cash from financing activities were offset by borrowings of $7.8 million on bank credit agreements and other short and long-term debt arrangements and receipt of $1.8 million from the private placement of Series B Convertible Preferred Stock (net of costs incurred to issue the securities).

Cash on Hand/Working Capital. As of September 2005, the Company had cash on hand of $0.5 million and working capital (current assets less current liabilities) of $28.5 million. This compares to cash on hand of $0.4 million and a working capital deficit of $11.9 million as of September 2004. The evaluation of the Company's working capital is significantly impacted by the classification of the revolving credit facility as a short-term obligation in September 2004 and treatment as long-term in fiscal 2005. This classification change is due to an amendment to the credit agreement which now includes a "springing lockbox" provision which results in accounting for the debt associated with the credit agreement as long-term in fiscal 2005, except for the portion expected to be paid off during the next twelve months. The Company's ratio of debt to equity increased significantly as a result of the significant net loss which decreased shareholder equity. For purposes of this calculation, Series A and Series B Preferred Stock and other long-term liabilities (the water royalty) are excluded.

The Company's maximum revolving credit limit on the Facility was $54.0 million at September 2005, however the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. On September 30, 2005, the balance on the facility was $44.6 million, excluding Term Note A, and the amount available to borrow based on our collateral and loan limit was approximately $50.9 million. Excluding Term Note A, our peak borrowing was $53.8 million, our average borrowing was $48.5 million and our average availability was $3.3 million in fiscal 2005. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on the collateralized assets.

Additional Demands for Capital. Funds generated from operations, supplemented as necessary with funds available under the Facility have historically provided sufficient liquidity for operation of the wholesale and retail businesses. In April 2005, management negotiated the inclusion of TSI into the Company's revolving credit facility which has incrementally increased collateral by $0.8 million. However, TSI still required additional capital resources and as a result, had to look to alternative sources of financing. This included subordinated loans of $500,000 issued on August 8, 2005 with a maturity of December 8, 2005, of which $250,000 was from Aristide Investment, L.P., a California limited partnership (of which, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, is a partner). The other $250,000 was from Draupnir, LLC, a Delaware limited liability company (of which, Allen Petersen and Jeremy W. Hobbs, two of the Company's directors, are members).

These temporary loans were made available to TSI to provide time for the Special Committee, composed of independent, disinterested members of the

                                   56
Company's Board of Directors, to explore strategic alternatives and evaluate Wright group's proposed acquisition. One of the matters delegated by the Board of Directors to the Special Committee was to explore the feasibility of obtaining additional equity or mezzanine capital for investment in The Healthy Edge, Inc. which was planned to be an intermediate holding company for the subsidiaries conducting the retail health food and beverage segments. The Special Committee considered a potential spin-off of at least 80% of the stock of The Healthy Edge, Inc. to the Company's stockholders but additional capital was necessary to make that alternative viable. Because the additional capital did not materialize, the sale of some or all of the businesses constituting the retail health food and beverage segments became the only principal strategic alternative pursued by the Special Committee with assistance from its financial adviser.

Because our credit agreement contains restrictions for funding of certain subsidiaries and the fact that the sale transaction of the retail health food and beverage subsidiaries was terminated in January 2006 due to complications associated with the TSI acquisition, the beverage subsidiaries were placed in dire need of additional capital in order to fund operations. No such funding was received and as of March 2006, the Company discontinued TSI operations. HNWC, which owns Nesco, continues to manufacture product and is sustaining operations through operating cash flows, but continues to be strained in meeting its day-to-day obligations.


RECENT DEVELOPMENTS
-------------------
Issuance of Series C Convertible Preferred Stock. On March 7, 2006, the Company issued and sold 80,000 shares of its Series C Convertible Preferred Stock at $25 per share in a private placement under Section 4(2) of the Securities Act of 1933. The Series C Convertible Preferred Stock was issued and sold for the purpose of generating $2.0 million to be applied as a repayment of principal under the Company's secured credit facilities with LaSalle Bank National Association.

Cumulative cash dividends on the Series C Convertible Preferred Stock are payable in arrears at a rate of 6% per annum when, as and if declared by our Board of Directors, on March 31, June 30, September 30 and December 31 of each year. The Series C Convertible Preferred Stock is convertible by the holder at any time into shares of our Company's common stock. The Series C Convertible Preferred Stock currently is convertible into 146,842 shares of our Company's common stock, subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and certain other events with respect to our common stock.

Dividend Payments
-----------------
During the first quarter of fiscal 2005, the Board of Directors suspended payment of cash dividends on our common shares for the foreseeable future.
The Company will periodically revisit its dividend policy to determine whether it has adequate internally generated funds, together with other needed financing to fund its growth and operations in order to resume the payment of cash dividends on common stock.

CONTRACTUAL OBLIGATIONS
-----------------------
The following table summarizes our outstanding contractual obligations and commitments as of fiscal year end 2005:
                                   57

                                            Payments Due By Period
                        ---------------------------------------------------------------------
Contractual                        Fiscal    Fiscal    Fiscal    Fiscal    Fiscal
Obligations               Total     2006      2007      2008      2009      2010   Thereafter
----------------------  ---------------------------------------------------------------------

Credit Facility/1/      $ 49,162  $ 1,432  $ 47,730  $      -  $      -  $      -   $       -
Long-term debt/2/         11,697    1,219     7,317       448     1,936       777           -
Related party debt         2,000    2,000         -         -         -         -           -
Interest on long-term
 and subordinated
 debt/3/                   6,028    3,932     1,796       165       122        13           -
Operating leases          15,455    4,952     2,776     2,090     1,470     1,252       2,915
Minimum water royalty/4/   4,247      288       288       288       288       288       2,807
                        ---------------------------------------------------------------------
Total                   $ 88,589  $13,823  $ 59,907  $  2,991  $  3,816  $  2,330   $   5,722
                        =====================================================================



Other Commercial                   Fiscal    Fiscal    Fiscal    Fiscal    Fiscal
Commitments               Total     2006      2007      2008      2009      2010   Thereafter
----------------------  ---------------------------------------------------------------------
Lines of credit/1/      $ 60,000  $      -  $ 60,000  $      -  $      -  $      -  $       -
Lines of credit in use   (49,162)        -   (49,162)        -         -         -          -
                        ---------------------------------------------------------------------
Lines of credit
 available                10,838         -    10,838         -         -         -          -
Water source guarantee     5,000         -         -         -         -         -      5,000
Letters of credit            837       837         -         -         -         -          -
                        ---------------------------------------------------------------------
Total                   $ 16,675  $    837  $ 10,838  $      -  $      -  $      -  $   5,000
                        =====================================================================

     /1/ In October 2004, the Company's revolving credit facility was amended to increase the total facility to $60.0 million and add the subsidiaries, except for Trinity Springs, Inc., as borrowers. TSI was subsequently added as a borrower in April 2005. TSI was closed in March 2006. The facility includes $5.0 million (original face amount) of term debt that was used, in addition to the proceeds from issuance of $2.0 million of Series B Convertible Preferred Stock to retire $6.8 million of subordinated debt.

     /2/ Includes capital leases of $1.0 million with maturities through 2010.

     /3/ Represents estimated interest payments on long-term debt, including capital leases and subordinated debt. Certain obligations contain variable interest rates. For illustrative purposes, the Company has projected future interest payments assuming that interest rates will remain unchanged and additionally, that the revolving portion of the credit agreement will be reduced by $0.2 million in fiscal 2006 with the remaining principal falling due when the agreement expires in April 2007.

     /4/ Fiscal 2006 - 2010 represents the annual minimum water royalty and the balance thereafter represents the minimum water royalty in perpetuity. Both amounts are representative of the present value of the obligation reflected in our balance sheet together with the imputed interest portions of required payments.


                                   58


CREDIT AGREEMENT
----------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). As of September 2005, the outstanding balance on the Facility was $45.5 million, including Term Note A. The Facility, which was amended in October 2004, transferred $1.2 million of revolving debt to term debt and added the subsidiaries, except TSI, as borrowers. TSI was subsequently added as a borrower in April 2005. The Facility bears interest at a variable rate equal to the bank's base rate, which was 6.75% at September 2005. The Company may, however, select a rate equal to LIBOR plus 2.50%, for an amount of the Facility up to $10.0 million which relates to our swap agreement. The Facility restricted borrowings for intercompany advances to TBG and TSI to $1.0 million in the aggregate and to the retail health food subsidiaries and HNWC to $0.9 million in the aggregate in fiscal 2005 and $0.1 million in the aggregate in subsequent years.

The Company hedges its variable rate risk on a notional $10.0 million of its borrowings under the Facility by use of an interest rate swap agreement. This swap agreement, which expires in June 2006, has the effect of converting the interest on this amount of debt to a fixed rate of 4.87% per annum.

The Company is required to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month. The Facility is collateralized by all of the Company's equipment, intangibles, inventories and accounts receivable. The Facility expires in April 2007.

The Facility contains covenants that (i) restrict permitted investments, (ii) restrict intercompany advances to certain subsidiaries as described above,
(iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) required the maintenance of certain financial ratios and net worth levels including an average annual fixed charge ratio of 0.7 to 1.0, and a minimum tangible net worth of $1.5 million through September 2005 and $2.5 million thereafter. The Facility also provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

Because the Company was unable to comply with the fixed charge ratio and minimum tangible net worth financial covenants, as amended, at various times throughout the year, the participating lenders agreed to suspend such covenants through the end of fiscal 2005. Further, as described in Note 19 to the Consolidated Financial Statements, subsequent to September 30, 2005, the Company and the participating lenders further amended the Credit Facility to replace all existing financial covenants with only a financial covenant that requires minimum levels of earnings before interest, taxes, depreciation and amortization as well as certain other requirements.

In connection with the amendment to the Facility in October 2004, the Company obtained the $5.0 million Term Note B from LaSalle Bank, which had an outstanding balance of $3.6 million at September 2005. Term Note B bears interest at the bank's base rate plus 2.00%, which was 8.75% at September 2005 and is required to be repaid in eighteen monthly installments of $0.3 million (subsequently amended in March 2006 to be repaid in monthly installments of $0.1 million).

The Company's Chairman personally guaranteed repayment of up to $10.0 million of the combined amount of the Facility and the term loans. The amount of the

                                   59
guarantee at September 30, 2005 was $8.6 million. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

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

Real Estate Term Debt
---------------------
In December 2004, the Company purchased a distribution building in Rapid City, South Dakota and began construction of an addition to the building. The lease on the old building was extended to coincide with the completion of construction in the third quarter of fiscal 2005. The Company incurred capital expenditures relating to the building, construction of the addition and related equipment purchases in the amount of approximately $1.8 million. The Company arranged permanent financing for the building and equipment in an amount equal to 80% of the acquisition cost or approximately $1.5 million.
The remainder of the capital expenditures related to the building and the building addition have been provided by the Facility.

In June 2001, the Company borrowed $6.9 million from a bank, at a fixed rate of 7.5%, to purchase the distribution facility in Quincy, IL. The loan is collateralized by two of the Company's owned distribution facilities (Bismarck, ND and Quincy, IL). As of June 2005, the outstanding balance on the loan was approximately $6.2 million. This real estate loan is amortized on a 20 year basis with a balloon payment with an original maturity of June 1, 2006. The maturity date of the loan has been extended to April 30, 2007 and the interest rate has been adjusted to 8%. The Company intends to refinance the loan on a long term basis on terms similar to those in the current loan agreement.

TSI Financing
-------------
In December 2004, a director of the Company extended a revolving credit facility to TSI in a principal amount of up to $1.0 million at an interest rate of 8% per annum. The entire $1.0 million is outstanding at September 30, 2005 and after year end was default on. The director received, as collateral, a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property.

Additionally, on March 30, 2005, a Company that is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder of the Company, extended $0.5 million to TSI under a promissory note due on or before June 15, 2005 and was subsequently amended to be due on December 31, 2005 and is currently in default. The note bears interest at 7% per annum.
                                   60

TSI also obtained unsecured, subordinated loans of $500,000 on August 8, 2005, with a maturity of December 8, 2005, of which $250,000 was from Aristide Investments, L.P., a California limited partnership (of which, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, is a partner). The other $250,000 was from Draupnir, LLC, a Delaware limited partnership (of which, Allen D. Petersen and Jeremy W. Hobbs, two of the Company's directors, are members). The loans bear interest at 7% per annum. The maturity dates of the subordinated loans were extended to December 31, 2005 and are currently in default.

OTHER
-----
The Company has several capital leases for office, warehouse and water bottling equipment. As of September 2005, the outstanding balances on the capital leases totaled approximately $1.0 million.

AMCON has issued a letter of credit in the amount of approximately $0.8 million to its workers' compensation insurance carrier as part of its self-insured loss control program. The amount was increased to $1.0 million in October 2005.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with M&I Bank (formerly known as Gold Bank) (the "M&I Loans"), who is also a participant lender on the Company's revolving line of credit. The M&I Loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility is in default. Since M&I approved waivers of the covenant violations in the Facility, the M&I Loans are not considered to be in default.

In addition, the M&I Loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS
--------------------------
As described under the headings LIQUIDITY AND CAPITAL RESOURCES - Credit Facilities and TSI Financing, the Company's Chairman has personally guaranteed repayment of certain obligations of the Company. In addition, a director of the Company has extended a $1.0 million revolving line of credit to TSI at an interest rate of 8% per annum and a Company that is wholly-owned by the three directors of the Company (including the Chairman and President) and another significant shareholder lent TSI $0.5 million at an interest rate of 7% per annum.

Also, as noted above, TSI obtained unsecured, subordinated loans of $500,000 on August 8, 2005, with a maturity of December 8, 2005, of which $250,000 was from Aristide Investments, L.P., a California limited partnership (of which, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, is a partner). The other $250,000 was from

                                   61
Draupnir, LLC, a Delaware limited partnership (of which, Allen D. Petersen and Jeremy W. Hobbs, two of the Company's directors, are members). The loans bear interest at 7% percent per annum.

DISPOSITIONS OF BUSINESSES
----------------------------
In March 2005, the Company discontinued the operations of its beverage marketing and distribution business. As a result, the balance sheets as of September 24, 2004 and September 26, 2003 and the statements of operations and statements of cash flows for the fiscal years ended September 24, 2004 and September 26, 2003 have been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The beverage marketing and distribution business was started in fiscal 2003, so there is no change to the fiscal 2002 amounts.

Other Matters
-------------
Certain Accounting Considerations

In November 2004, the Financial Accounting Standards Board "FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of certain items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005 (fiscal 2006 for the Company). Management does not expect that the adoption of this statement would have a material impact on our results of operations, business, cash flows or financial condition.

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS No. 123R is effective for the Company's fiscal 2006. Based on the unvested options outstanding at September 30, 2005, approximately $60,000, $12,000 and $1,000, before tax, will be recorded as expense in the statement of operations in fiscal 2006, 2007 and 2008, respectively.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is

                                   62
effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal 2006 for the Company). Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not expect that the adoption of this statement would have a material impact on our results of operations, business, cash flow or financial condition.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.


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

SENSITIVITY ANALYSIS. We believe that our current level of allowance for doubtful accounts is adequate at the balance sheet date and that our credit exposure is very low compared with the high volume of sales and the nature of our industry in which collections are generally made quickly. However, for every 1% percent of receivables deemed to require an additional reserve at

                                   63

September 2005, the impact on the statement of operations would be to increase selling, general and administrative expenses by approximately $290,000.

INVENTORIES

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


DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets consist primarily of fixed assets and intangible assets that were acquired in business combinations. Fixed assets and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Goodwill is not amortized. Impairment of reporting units, which is measured in the Company's fourth fiscal quarter in order to coincide with its budgeting process, is evaluated annually with the assistance of an independent valuation specialist. The reporting units are valued using after-tax cash flows from operations (less capital expenditures) discounted to present value.


Fiscal 2005 impairment
----------------------
During fiscal 2005, based on valuations obtained from an independent valuation specialist, management determined that a portion of the tradenames and goodwill were impaired at both the retail and the beverage segments. The impairments recorded in the beverage and retail segments were the result of projected shortfalls in operating cash flows necessary to support the

                                   64






reporting units carrying value. The fair values of the reporting units were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows and consideration of the net recoverable values.

A summary of the impairment charges by entity for fiscal year 2005 are as follows (in millions):

                             Retail       TSI         HNWC     Total
Long-lived assets             $   -      $ 0.4       $ 2.5     $ 2.9
Goodwill                        0.3        0.4         0.4       1.1
Water source                      -        3.7           -       3.7
Customer list                     -        0.3         0.1       0.4
Tradename                       3.9        0.9         0.2       5.0
                              -----      -----       -----     -----
                              $ 4.2      $ 5.7       $ 3.2     $13.1
                              =====      =====       =====     =====

The impairment charges are recorded in the Company's statement of operations as a component of (loss) income from continuing operations.

Fiscal 2004 impairment
----------------------
Due to competitive pressures in the natural spring water bottling business, operating profits and cash flows were lower than expected. Based on this trend, the future cash flow forecasts were revised for this reporting unit and an impairment of $3.6 million to the HNWC tradename was recorded in the Company's statement of operations as a component of income (loss) from operations. The fair values of the reporting units were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows.

NATURE OF ESTIMATES REQUIRED. Management has to estimate the useful lives of the Company's long lived assets. In regard to the impairment analysis, the most significant assumptions include management's estimate of the annual growth rate used to project future sales and expenses used by the independent third party valuation specialist.

ASSUMPTIONS AND APPROACH USED. For fixed assets, depreciable lives are based on our accounting policy which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of amortizable intangible assets, such as customer lists, we rely on our historical experience to estimate the useful life of the applicable asset and consider industry norms as a benchmark. In evaluating potential impairment of long-lived assets we primarily use an income based approach (discounted cash flow method) and guideline public and private company information. A discounted cash flow methodology requires estimation in (i) forecasting future earnings
(ii) determining the discount rate applicable to the earnings stream being discounted, and (iii) computing a terminal value at some point in the future.

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


                                   65

SENSITIVITY ANALYSIS. We believe that the estimated useful lives of our fixed assets and amortizable intangibles are appropriate. If we shortened the estimated useful lives of our fixed assets by one year, the impact on the statement of operations for the current period would be to increase depreciation expense by approximately $550,000. A decrease in the estimate of future sales or increase of estimated expenses for reporting units evaluated for impairment could result in additional impairment of intangibles being recorded up to the amount of the carrying amount of the intangible assets which was approximately $9.3 million as of September 30, 2005.

INSURANCE

The Company's insurance for workers' compensation, general liability and employee-related health care benefits are provided through high-deductible or self-insured programs. As a result, the Company accrues for its workers' compensation liability based upon claim reserves established with the assistance of a third-party administrator which are then trended and developed. The reserves are evaluated at the end of each reporting period. Due to the uncertainty involved with the realization of claims incurred but unreported, management is required to make estimates of these claims.

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

Workers' Compensation Insurance Claims

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

However, for every 5% percent increase in claims, an additional reserve of approximately $54,000 would be required at September 2005, the impact of which would increase selling, general and administrative expenses by that amount in the same period.

INCOME TAXES

The Company accounts for its income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for
                                   66

the future tax consequences of events that have been recognized in our financial statements or tax returns. As required by SFAS No. 109, "Accounting for Income Taxes", these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. During fiscal 2005, we recorded a valuation allowance of $0.6 million against state net operating loss carryforwards for the beverage and retail health companies in the consolidated group who have historically incurred losses and file separate state tax returns.

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

SENSITIVITY ANALYSIS. Based on our analysis, we have determined that a valuation allowance of $0.6 million was required at September 2005. The valuation allowance reduced the deferred tax asset to the amount that is more likely than not to be realized and a corresponding reduction to net income resulted.

REVENUE RECOGNITION

We recognize revenue in our wholesale and beverage segments when products are delivered to customers (which generally is the same day products are shipped) and in our retail health food segment when the products are sold to consumers. Sales are shown net of returns, discounts, and sales incentives to customers.

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

     - Volume sales incentives - We use historical experience in combination with quarterly reviews of customers' sales progress in order to estimate the amount of volume incentives due to the customers on a periodic basis.

                                   67
SENSITIVITY ANALYSIS. Based on the historical information used to estimate the reserves for sales discounts and volume sales incentives, we do not anticipate significant variances from the amounts reserved. However, there could be significant variances from period-to-period based on customer make-up and programs offered.

Our estimates and assumptions for each of the aforementioned critical accounting estimates have not changed materially during the periods presented, nor are we aware of any reasons that they would be reasonably likely to change in the future.

FORWARD LOOKING STATEMENTS
---------------------------
This Annual Report, including the Letter to Shareholders, Management's Discussion and Analysis, and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, including Item 1A-Risk Factors of this Annual Report on Form 10-K, could adversely affect our results of operations, business, cash flow and financial condition and could cause our results of operations to differ materially from those expressed in our forward looking statements:

    - treatment of TSI transaction,
    - changing market conditions with regard to cigarettes,
    - changes in promotional and incentive programs offered by cigarette manufacturers,
    - the demand for the Company's products,
    - new business ventures,
    - domestic regulatory risks,
    - competition,
    - collection of guaranteed amounts,
    - other risks over which the Company has little or no control, and
    - any other factors not identified herein could also have such an effect.

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



                                   68


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable rate debt. At September 2005, we had $39.2 million of variable rate debt outstanding (excluding $10.0 million variable rate debt which is fixed through the swaps described below), with maturities through April 2007. The interest rate on this debt was 6.75% at September 2005. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.2 million for each 1% change in our lender's prime interest rate. As discussed in Note 8 to the consolidated financial statements, the LIBOR interest rate borrowing option was removed, except for the portion of the loan that is related to the swap agreement as part of the revolving credit facility restructuring in October 2004.

At September 2005, the Company has an interest rate swap agreement with a bank in order to mitigate the Company's exposure to interest rate risk on this variable rate debt. Under the agreement, the Company agreed to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to agreed-upon notional principal amounts of $10.0 million. The interest rate swap effectively converts $10.0 million of variable-rate senior debt to fixed-rate debt at a rate of 4.87% on the $10.0 million notional amount through the maturity of the swap agreements on June 2, 2006. This interest rate swap agreement has been designated as a hedge and is accounted for as such for financial accounting purposes.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments other than the interest rate swap which could expose us to significant market risk. The information required by this item is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Matters, Item 7 of this Annual Report on Form 10-K.






ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to 2005 Consolidated Financial Statements


        Report of Independent Registered Public
           Accounting Firm.......................................... 70

        Consolidated Financial Statements .......................... 71

        Notes to Consolidated Financial Statements.................. 76








                                   69



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AMCON Distributing Company:

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and subsidiaries (the "Company") as of September 30, 2005 and September 24, 2004, and the related consolidated statements of operations, shareholders' equity (deficiency) and comprehensive income (loss) and cash flows for each of the fiscal years ended September 30, 2005, September 24, 2004, and September 26, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMCON Distributing Company and subsidiaries as of September 30, 2005 and September 24, 2004, and the results of their operations and their cash flows for each of the fiscal years ended September 30, 2005, September 24, 2004 and September 26, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the consolidated financial statements, the Company is a defendant in litigation relating to the Company's June 2004 purchase of Trinity Springs, Inc. ("TSI"). The Company is being challenged in the District Courts by the former shareholders of TSI regarding the validity of the Company's purchase of TSI. The plaintiffs seek rescissory damages and other remedies against the Company.

As discussed in Note 20 to the consolidated financial statements, the Company restated its 2004 consolidated statements of operations and cash flows.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 21, 2006






                                70



CONSOLIDATED BALANCE SHEETS
AMCON Distributing Company and Subsidiaries
--------------------------------------------------------------------------------------------------
Fiscal Year End September                                                2005             2004
--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                             $     546,273    $     416,073
   Accounts receivable, less allowance
    for doubtful accounts of $0.6 million
    and $0.6 million in 2005 and 2004, respectively                    28,650,183       29,109,826
   Inventories                                                         24,640,522       35,088,568
   Income tax receivable                                                        -        1,162,625
   Deferred income taxes                                                1,642,212        2,548,391
   Current assets of discontinued operations                                2,988        1,941,952
   Prepaid and other current assets                                     5,316,065          635,839
                                                                    ------------------------------
      Total current assets                                             60,798,243       70,903,274

Fixed assets, net of depreciation and amortization                     17,637,810       19,951,664
Deferred income taxes                                                   6,300,503                -
Non-current assets of discontinued operations                                   -          143,670
Goodwill                                                                5,848,808        6,449,741
Other intangible assets                                                 3,464,534       13,271,211
Other assets                                                            1,258,899        1,010,303
                                                                    ------------------------------
                                                                    $  95,308,797    $ 111,729,863
                                                                    ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                                 $  17,701,544    $  17,180,649
   Accrued expenses                                                     5,510,371        3,800,506
   Accrued wages, salaries and bonuses                                  1,707,687        1,365,837
   Income taxes payable                                                   118,798                -
   Current liabilities of discontinued operations                         536,026        2,166,414
   Current portion of revolving credit facility                         1,432,000       44,809,814
   Current portion of long-term debt                                    1,219,295        5,574,397
   Current portion of long-term debt due related parties                2,000,000                -
   Current portion of subordinated debt                                         -        7,876,219
                                                                    ------------------------------
      Total current liabilities                                        30,225,721       82,773,836

Revolving credit facility, less current portion                        47,730,388                -
Deferred income taxes                                                           -          593,018
Noncurrent liabilities of discontinued operations                               -            3,603
Water royalty, in perpetuity                                            2,807,000        2,807,000
Long-term debt, less current portion                                   10,478,116       10,250,154
Minority interest                                                               -           97,100

Series A cumulative, convertible preferred stock, $.01 par value
  100,000 authorized and issued, liquidation preference
  $25.00 per share                                                      2,438,355        2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
  80,000 authorized and issued, liquidation preference
  $25.00 per share                                                      1,857,645                -

Commitments and contingencies (Note 17)

Shareholders' equity (deficiency):
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none outstanding                                                 -                -
  Common stock, $.01 par value, 3,000,000 shares authorized,
   527,062 outstanding in 2005 and 2004, respectively                       5,271            5,271
  Additional paid-in capital                                            6,218,476        6,218,476
  Accumulated other comprehensive income, net of tax
   of $0.1 million in 2005 and 2004, respectively                         101,294           59,900
  Retained (deficit) earnings                                          (6,553,469)       6,483,150
                                                                    ------------------------------
Shareholders' equity (deficiency)                                        (228,428)      12,766,797
                                                                    ------------------------------
                                                                    $  95,308,797    $ 111,729,863
                                                                    ==============================

The accompanying notes are an integral part of these consolidated financial statements
                               71


CONSOLIDATED STATEMENTS OF OPERATIONS

AMCON Distributing Company and Subsidiaries
---------------------------------------------------------------------------------------------
Fiscal Years Ended September                           2005           2004           2003
                                                                    As Restated
                                                                    See Note 20
---------------------------------------------------------------------------------------------

Sales (including excise taxes of $197.7 million,
 $191.6 million and $172.2 million in 2005, 2004
 and 2003, respectively)                          $ 845,922,699  $ 821,765,589  $ 771,793,256
Cost of sales                                       785,571,912    762,202,743    711,613,810
                                                  -------------------------------------------
Gross profit                                         60,350,787     59,562,846     60,179,446
                                                  -------------------------------------------

Selling, general and administrative expenses         56,491,004     50,992,469     50,136,766
Depreciation and amortization                         2,607,132      2,338,277      2,276,702
Impairment charges                                   13,087,262      3,578,255        399,435
                                                  -------------------------------------------
                                                     72,185,398     56,909,001     52,812,903
                                                  -------------------------------------------
Operating (loss) income                             (11,834,611)     2,653,845      7,366,543

Other expense (income):
   Interest expense                                   4,508,892      3,328,472      3,194,239
   Other income, net                                    (80,107)      (576,539)      (490,469)
                                                  -------------------------------------------
                                                      4,428,785      2,751,933      2,703,770
(Loss) income from continuing operations
  before income taxes                               (16,263,396)       (98,088)     4,662,773
Income tax (benefit) expense                         (4,909,000)        36,000      1,771,000
Minority interest                                       (97,100)       (91,000)             -
                                                  -------------------------------------------
(Loss) income from continuing operations            (11,257,296)       (43,088)     2,891,773

Loss from discontinued operations, net of
 income tax benefit of $0.7 million, $2.5 million
 and $1.1 million, respectively                      (1,484,683)    (4,095,459)    (1,865,300)
                                                  -------------------------------------------
Net (loss) income                                   (12,741,979)    (4,138,547)     1,026,473

Preferred stock dividend requirements                  (294,640)       (49,474)             -
                                                  -------------------------------------------
Net (loss) income available to common
 shareholders                                     $ (13,036,619)  $ (4,188,021) $   1,026,473
                                                  ===========================================

   Basic (loss) earnings per share
     available to common shareholders:
      Continuing operations                       $      (21.91) $       (0.18) $        5.48
      Discontinued operations                             (2.82)         (7.76)         (3.53)
                                                  -------------------------------------------
      Net basic (loss) earnings per share
       available to common shareholders           $      (24.73) $       (7.94) $        1.95
                                                  ===========================================

   Diluted (loss) earnings per share
     available to common shareholders:
      Continuing operations                       $      (21.91) $       (0.18) $        5.38
      Discontinued operations                             (2.82)         (7.76)         (3.47)
                                                  -------------------------------------------
      Net diluted (loss) earnings per share
        available to common shareholders          $      (24.73) $       (7.94) $        1.91
                                                  ===========================================

Weighted average shares outstanding:
   Basic                                                527,062        527,774        527,699
   Diluted                                              527,062        527,774        537,042


The accompanying notes are an integral part of these consolidated financial statements
                                   72


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
 AND COMPREHENSIVE INCOME (LOSS)

AMCON Distributing Company and Subsidiaries
----------------------------------------------------------------------------------------------------------
                                                     Additional
                                                      Paid in     Accumulated
                                    Common Stock      Capital       Other          Retained
                                 -----------------    Common     Comprehensive     Earnings
                                  Shares   Amount      Stock        Income         (Deficit)       Total
----------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 27, 2002       526,160  $ 31,570   $5,977,643   $ 294,771    $10,395,324   $16,699,308

Exercise of options                 2,000       120       20,370           -              -        20,490
Retirement of common stock             (1)        -          (36)          -              -           (36)
Dividends on common stock               -         -            -           -       (370,799)     (370,799)
Net income                              -         -            -           -      1,026,473     1,026,473
Change in fair value of
  interest rate swap, net
  of tax of $0.04 million               -         -            -     (65,995)             -       (65,995)
Unrealized loss on investments
  available-for-sale, net of
  tax of $0.0 million                   -         -            -      (8,044)             -        (8,044)
                                                                                               -----------
Total comprehensive income                                                                        952,434
                                --------------------------------------------------------------------------

BALANCE, SEPTEMBER 26, 2003        528,159    31,690   5,997,977     220,732     11,050,998    17,301,397

Exercise of options                     33         2         520           -              -           522
Options issued in connection
  with TSI acquisition                   -         -     219,886           -              -       219,886
Reverse stock split                 (1,130)  (26,421)         93           -              -       (26,328)
Dividends on common stock                -         -           -           -       (379,827)     (379,827)
Dividends on preferred stock             -         -           -           -        (49,474)      (49,474)
Net loss                                 -         -           -           -     (4,138,547)   (4,138,547)
Change in fair value of
  interest rate swap, net of
  tax of $0.1 million                    -         -           -     123,257              -       123,257
Unrealized loss on investments
  available-for-sale, net of
  tax of $0.2 million                    -         -           -    (284,089)             -      (284,089)
                                                                                               -----------
Total comprehensive loss                                                                       (4,299,379)
                                --------------------------------------------------------------------------

Balance, September 24, 2004        527,062     5,271   6,218,476      59,900      6,483,150    12,766,797

Dividends on preferred stock             -         -           -           -       (294,640)     (294,640)
Net loss                                 -         -           -           -    (12,741,979)  (12,741,979)
Change in fair value of
  interest rate swap, net of
  tax of $0.03 million                   -         -           -      41,394              -        41,394
                                                                                               -----------
Total comprehensive loss                                                                      (12,700,585)
                                --------------------------------------------------------------------------
Balance, September 30, 2005        527,062 $   5,271  $6,218,476   $ 101,294    $(6,553,469)  $  (228,428)
                                ==========================================================================

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMCON Distributing Company and Subsidiaries
----------------------------------------------------------------------------------------------------------
Fiscal Years                                                        2005           2004           2003
                                                                                As Restated
                                                                                See Note 20
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           $(12,741,979)    $(4,138,547)   $ 1,026,473
  Deduct: Loss from discontinued operations, net of tax         (1,484,683)     (4,095,459)    (1,865,300)
                                                               -----------     -----------    -----------
  (Loss) income from continuing operations                     (11,257,296)        (43,088)     2,891,773

   Adjustments to reconcile (loss) income from
   continuing operations to net cash flows
   from operating activities:
    Depreciation                                                 2,586,763       2,195,743      2,128,408
    Amortization                                                   241,558         295,339        383,744
    Impairment charges                                          13,087,262       3,578,255              -
    Provision for losses on doubtful accounts, inventory
    obsolescence and assets held for sale                          198,150          22,912        675,828
   (Gain) loss on sale of fixed assets                             (13,117)         (7,773)        58,739
    Loss on sale of assets held for sale                                 -           1,475             -
    Gain on sale of securities                                           -        (507,418)      (266,690)
    Deferred income taxes                                       (5,987,342)     (1,754,264)      (660,306)
    Minority interest                                              (97,100)        (91,000)             -

  Changes in assets and liabilities,
   net of effect of acquisitions:
    Accounts receivable                                            475,489      (1,046,449)     3,151,279
    Inventories                                                 10,234,050      (3,704,957)     4,674,992
    Other current assets                                        (4,638,830)        129,691       (177,294)
    Other assets                                                    20,365         186,999       (137,619)
    Accounts payable                                               520,895       2,623,690     (5,316,892)
    Accrued expenses and accrued wages, salaries and bonuses     2,051,715         206,012       (620,198)
    Income taxes payable and receivable                          1,281,423      (1,703,039)     1,521,468
                                                               -----------     -----------    -----------
Net cash flows from operating activities
      - continuing operations                                    8,703,985         382,128      8,307,232
Net cash flows from operating activities
      - discontinued operations                                   (176,109)     (4,044,544)    (2,770,744)
                                                               -----------     -----------    -----------
Net cash flows from operating activities                         8,527,876      (3,662,416)     5,536,488
                                                               -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                     (3,028,576)     (1,700,773)    (3,114,595)
  Proceeds from sales of fixed assets and intangibles              116,597         105,497        129,994
  Acquisitions, net of cash acquired                                     -      (2,774,280)             -
  Proceeds from sales of available-for-sale securities                   -         561,910        303,018
                                                               -----------     -----------    -----------
Net cash flows from investing activities
     - continuing operations                                    (2,911,979)     (3,807,646)    (2,681,583)
Net cash flows from investing activities
     - discontinued operations                                     (21,569)        (83,232)      (114,116)
                                                               -----------     -----------    -----------
Net cash flows from investing activities                        (2,933,548)     (3,890,878)    (2,795,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on bank credit agreements            4,352,573       6,828,533     (1,379,372)
  Net proceeds from preferred stock issuance                     1,857,645       2,438,355              -
  Proceeds from borrowings of long-term debt                     2,899,636               -        919,864
  Payments on long-term and subordinated debt                  (13,494,338)     (1,508,361)    (2,233,519)
  Proceeds from short-term debt                                    500,000               -              -
  Debt issuance costs                                             (446,641)              -              -
  Dividends paid on common stock                                        -         (379,827)      (370,799)
  Dividends paid on preferred stock                               (294,640)        (49,474)             -
  Purchase of common stock, retired                                      -         (26,328)             -
  Purchase of treasury stock                                             -               -            (36)
  Proceeds from exercise of stock options                                -             522         20,490
                                                               -----------     -----------    -----------
Net cash flows from financing activities
     - continuing operations                                    (4,625,765)      7,303,420     (3,043,372)



Net cash flows from financing activities
     - discontinued operations                                    (838,363)         (2,126)       840,565
                                                               -----------     -----------    -----------
Net cash flow from financing activities                         (5,464,128)      7,301,294     (2,202,807)
                                                               -----------     -----------    -----------
Net change in cash                                                 130,200        (252,000)       537,982

Cash, beginning of year                                            416,073         668,073        130,091
                                                               -----------     -----------    -----------
Cash, end of year                                              $   546,273     $   416,073     $  668,073
                                                               ===========     ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                       $ 4,376,251     $ 3,632,384    $ 4,244,482
  Cash paid (refunded) during the year for
    income taxes                                                  (911,278)      1,253,768        454,110
Supplemental disclosure of non-cash information:
  Acquisition of equipment through capital leases              $    91,343     $   125,840    $         -
  Business combinations:
    Fair value of assets acquired                                        -      10,307,042              -
    Subordinated debt assumed and notes payable issued                   -       4,028,440              -
    Present value of future water royalty payments                       -       2,807,000              -
    Other liabilities assumed                                            -         289,336              -
    Issuance of common stock, stock options and
      minority interest                                                  -         407,986              -



The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:
AMCON Distributing Company and Subsidiaries ("AMCON" and "the Company") is primarily engaged in the wholesale distribution of consumer products in the Great Plains and Rocky Mountain regions. In addition, the Company operates thirteen retail health food stores in Florida and the Midwest and a non-alcoholic beverage business that includes a natural spring water bottling operation in the State of Hawaii and a geothermal water and natural mineral supplement bottler in Idaho.

AMCON's wholesale distribution business ("ADC") includes six distribution centers (prior to the merging of the Casper and Rapid City distribution centers effective September 30, 2005) that sell approximately 13,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

AMCON also operates six retail health food stores in Florida under the name Chamberlin's Market & Cafe (Chamberlin's) and seven in the Midwest under the name Akin's Natural Foods Market (Akin's). These stores carry natural supplements, groceries, health and beauty care products and other food items.

In addition, AMCON operates a non-alcoholic beverage business which, at September 30, 2005, consisted of Hawaiian Natural Water Company, Inc. ("HNWC") and Trinity Springs, Inc. ("TSI"). HNWC bottles natural spring water from an exclusive source located on the Big Island of Hawaii and bottles purified drinking water on the island of Oahu. HNWC currently markets its products primarily in the State of Hawaii, but has expanded marketing to the mainland United States and certain international markets. TSI bottled geothermal water and a natural mineral supplement and distributed HNWC water products and other premium beverages in the health food distribution channel. As described further in Note 19, TSI operations ceased in March 2006.

The Company's operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing and state excise tax increases, competing retail stores opening in close proximity to the Company's retail stores and intense competition in the bottled water industry. While the Company sells a diversified product line, it remains dependent upon cigarette sales which represented approximately 72% of its revenue and 32% of its gross profit in fiscal 2005 compared to 73% of its revenue and 33% of its gross profit in fiscal 2004 and 73% of its revenue and 37% of its gross profit in fiscal 2003. The Company's net income in fiscal 2003 and prior years was heavily dependent on sales of the Company's private label cigarettes and volume discounts received from manufacturers in connection with such sales. However, the Company did not generate significant profits from sales of its private label cigarettes in fiscal 2005 or 2004.

(b) Accounting Period:
During the first quarter of fiscal 2005, the Company changed its reporting period from 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30. As a result of this change, fiscal 2005 comprised 53 weeks of operations as compared to 52 weeks of operations for fiscal 2004. Actual year ends for fiscal 2004 and fiscal 2003 were September 24, 2004 and September 26, 2003, respectively. Years cited herein refer to AMCON's fiscal years.

(c) Principles of Consolidation:
The consolidated financial statements include the accounts of AMCON and its wholly-owned subsidiaries. As a result of its 85% ownership in TSI, the Company has included the operating results of TSI in the accompanying consolidated financial statements since the date of acquisition (June 17, 2004) and has presented the 15% non-owned interest in this subsidiary as a minority interest. As described further in Note 19, the Company is currently involved in litigation regarding its ownership of the assets acquired by TSI (see Note 2 for description of acquisition). Given the uncertainty surrounding the potential recession alternatives and the related accounting ramifications, the Company engaged independent legal counsel to review the case documents and to provide management an opinion regarding the ownership of the TSI assets as of the date of the financial statements. Independent legal counsel concluded that the court has not taken any action to divest TSI of its ownership of the acquired assets and accordingly, to the extent that TSI owned the assets immediately prior to the issuance of the court order discussed in
Note 19, and has not otherwise transferred the assets, TSI continues to own the assets. As a result, the Company continues to account for TSI as a consolidated subsidiary.

During the first quarter of fiscal 2005, the Company suspended the allocation of TSI's losses to minority shareholders once their basis was reduced to zero because the minority shareholders have not guaranteed TSI debt or committed additional capital to TSI.

All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:
AMCON uses a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. The overdrafts included in accounts payable of $3.8 million and $7.1 million at fiscal year end 2005 and 2004, respectively, reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company's policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 9). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Debt and Equity Investments:
AMCON classifies marketable securities, debt securities and investments as held to maturity, available-for-sale or trading securities. Investments classified as available-for-sale or trading are stated at fair value. Investments classified as held-to-maturity are stated at amortized cost. The carrying amounts of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Fair values are determined using quoted market prices. For available-for-sale securities, net unrealized holding gains and losses are excluded from net income and reported in other comprehensive income, net of tax. For trading securities, net

                                   77
unrealized holding gains and losses are included in the determination of net income.

The Company sold its available-for-sale investments during fiscal 2004. The Company realized gains on these sales of $0.5 million and $0.3 million in fiscal 2004 and 2003, respectively. The sale in 2004 represented the final liquidation of available-for-sale investments.

(f) Accounts Receivable:
Accounts receivable consist primarily of amounts due to the Company from its normal business activities. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio.

(g) Inventories:
Inventories consisted of the following at September 2005 and 2004 (in millions):

                         September   September
                           2005        2004
                         ---------   ---------
     Finished Goods      $  28.7     $  38.2
     Raw Materials           0.7         0.9
     LIFO Reserve           (4.8)       (4.0)
                         ---------   ---------
                         $  24.6     $  35.1
                         =========   =========

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution operation's inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market and consists of the costs of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (LIFO) or market and consists of finished goods. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods. The beverage operation's finished goods inventory includes raw materials, related plant labor and manufacturing overhead costs required to convert raw materials to finished goods. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. The LIFO reserve at September 2005 and 2004 represents the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis. The liquidation of certain LIFO layers decreased cost of goods sold by $0.5 million, $0.1 million and $1.5 million during fiscal 2005, 2004 and 2003, respectively. An allowance for obsolete inventory of $0.6 million and $0.4 million at September 2005 and 2004, respectively, is maintained in the retail health food and beverage segments to reflect the expected unsaleable or non-refundable inventory based on evaluation of slow moving products and discontinued products.

(h) Prepaid Expenses and Other Current Assets:
A summary of prepaid expenses and other current assets is as follows (in millions):

                             September   September
                               2005        2004
                             ---------   ---------
     Prepaid expenses        $   0.7     $   0.5
     Prepaid inventory           4.5           -
     Interest rate swap          0.1         0.1
                             ---------   ---------
                             $   5.3     $   0.6
                             =========   =========

Prepaid inventory represents inventory in transit that has been paid for but has not yet been received.

(i) Fixed Assets:
Fixed assets are stated at cost less accumulated depreciation or amortization. Major renewals and improvements are capitalized and charged to expense over their useful lives through depreciation or amortization charges. Repairs and maintenance are charged to expense in the period incurred. The straight-line method of depreciation is used to depreciate assets over the estimated useful lives as follows:

                                      Years
                                     -------
     Buildings                        40
     Warehouse equipment              5 -  7
     Furniture, fixtures and
       leasehold improvements         5 - 18
     Vehicles                         5

Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and the resulting gains or losses are reported in the operating (loss) income.

(j) Long-Lived Assets:
The Company reviews its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," that is, whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Long-lived assets are reviewed annually for impairment and are reported at the lower of the carrying amount or fair value less the cost to sell. During fiscal 2005 the Company recorded a $2.5 million and $0.4 million impairment on long-lived assets at Hawaiian Natural Water Company
("HNWC") and Trinity Springs, Inc. ("TSI"), respectively.   The impairments
were due to the shortfall of expected future cash flows to support the assets as well as a need for additional capital to sustain the same level of operations. During fiscal 2004 no such impairment under SFAS No. 144 was recorded.

(k) Goodwill, Intangible and Other Assets:
Goodwill consists of the excess purchase price paid in business acquisitions over the fair value of assets acquired. Intangible assets consist primarily of tradenames, water source, customer lists, covenants not to compete and favorable leases assumed in acquisitions. These assets are initially

                               79
recorded at an amount equal to the purchase price paid or allocated to them. Other assets consist primarily of the cash surrender value of life insurance policies and equipment held for sale prior to its impairment in fiscal 2005.

SFAS No. 142, "Goodwill and Other Intangible Assets" requires the use of a nonamortization approach to account for purchased goodwill and intangible assets having indefinite useful lives. Under a nonamortization approach, goodwill and intangible assets having indefinite useful lives are not amortized into results of operations, but instead are reviewed at least annually for impairment. Subsequent to the third fiscal quarter of each year, the Company engages an external consulting firm to assist it in performing this valuation. If the recorded value of goodwill and intangible assets having indefinite useful lives is determined to exceed their fair value, the asset is written down to fair value and a charge taken against results of operations in the period. AMCON considers its tradenames and water source to have indefinite lives.

As discussed in Note 7, in fiscal 2005 the Company determined, based on the valuation report provided by the independent valuation specialist that goodwill and intangible assets at TSI and HNWC, both components of the beverage segment reporting unit, were impaired. Additionally, the Company also determined that a portion of the tradenames and goodwill carried by the Company's retail segments reporting units were impaired. The total amount of the impairment of goodwill and identifiable intangible assets before tax was $10.2 million. In fiscal 2004, the Company determined that the tradenames at HNWC, one of the beverage segments reporting units, were impaired and an impairment charge of $3.6 million was recorded. The Company did not incur an impairment charge during fiscal 2003 upon completion of the annual review.

Intangible assets that are considered to have definite useful lives continue to be charged to expense through amortization on the straight-line method over their estimated useful lives as follows:

                                   Years
                                   -----
     Covenants not to compete      2 - 5
     Favorable leases              3 - 7
     Customer lists                    5

The benefit related to increases in the cash surrender value of split dollar life insurance policies is recorded as a reduction to insurance expense. The cash surrender value of life insurance policies is limited to the lesser of the cash value or premiums paid by the Company through September 2002 due to passing of the Sarbanes-Oxley Act of 2002 which disallowed loans to executives.

(l) Water Royalty in Perpetuity:
Water royalty in perpetuity consists of a balance representing the present value of the future minimum water royalty payments and related brokers fees to be paid in perpetuity incurred in connection with the TSI acquisition that occurred in June 2004 as discussed in Notes 2 and 19.

(m) Reverse Stock Split:
On May 11, 2004, the shareholders approved a one-for-six reverse stock split of the outstanding shares of its common stock. On May 14, 2004, the Company effected the reverse stock split and those shareholders who held fewer than six shares of AMCON's common stock immediately prior to the reverse stock split received a cash payment in exchange for their shares. The total cash paid for all fractional shares was $26,328. All common stock shares and per share data (except par value) for all periods presented have been adjusted to reflect the reverse stock split.

(n) Debt Issuance Costs:
The costs related to the issuance of debt are capitalized in other assets and amortized on an effective interest method to interest expense over the terms of the related debt agreements.

(o) Derivative Instruments:
The Company uses derivatives (e.g. interest rate swaps) for the purpose of hedging its exposure to changes in interest rates. The fair value of each derivative is shown on the balance sheet as a current asset or current liability. Changes in the fair value of derivatives are recognized immediately in the income statement for derivatives that do not qualify for hedge accounting. For derivatives designated as hedges and used to hedge an existing asset or liability, both the derivative and hedged item are recognized at fair value within the balance sheet with the changes in both of these fair values being recognized immediately in the income statement. For derivatives designated as a hedge and used to hedge an anticipated transaction or event (e.g. increases or decreases in interest rates), changes in the fair value of the derivatives are deferred in the balance sheet within accumulated other comprehensive income to the extent the hedge is effective in mitigating the exposure to the related anticipated event. Any ineffectiveness associated with the hedge is recognized immediately in the income statement. Amounts deferred within accumulated other comprehensive income are recognized in the income statement in the same period during which the hedged transaction affects earnings (e.g. when interest payments are made).

(p) Revenue Recognition:
AMCON recognizes revenue in its wholesale distribution and beverage divisions when products are delivered to customers (which generally is the same day products are shipped) and in its retail health food business when products are sold to consumers. Sales are shown net of returns and discounts.

(q) Insurance:
The Company's workers' compensation, general liability and employee-related health care benefits are provided through high-deductible or self-insurance
programs.   As a result, the Company accrues for its workers' compensation and general liability based upon the claim reserves established with the assistance of a third-party administrator which are trended and developed.
The Company has issued a letter of credit in the amount of $0.8 million to its workers' compensation insurance carrier as part of its loss control program. In October 2005, this amount was increased to $1.0 million. The reserve for incurred but not reported employee health care benefits is based on one month of average claims using the Company's historical claims experience rate plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

(r) Income Taxes:
Deferred income taxes are determined based on temporary differences between the financial reporting and tax bases of the Company's assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse.

(s) Comprehensive Income (Loss):
Comprehensive income (loss) for the Company includes net income or loss, the changes in net unrealized holding gains or losses on investments and changes in the valuation of interest rate swap contracts treated as hedging instruments that are charged or credited to shareholders' equity.

(t) Stock-Based Compensation:
Prior to it expiration in June 2004, AMCON maintained a stock-based compensation plan which provided that the Compensation Committee of the Board of Directors granted incentive stock options and non-qualified stock options. The Compensation Committee evaluated various equity based compensation programs and chose not to implement a new plan in fiscal 2005. AMCON accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method under which compensation cost is measured by the excess, if any, of the deemed fair market value of its common stock on the date of grant over the exercise price of the stock option. Accordingly, stock-based compensation costs related to stock options granted are not reflected in net income or loss as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant.

The following table illustrates the required proforma effect on income (loss) and earnings (loss) available to common shareholders and the associated per share amounts assuming the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                         2005          2004          2003
                                                    ----------------------------------------
(Loss) earnings available to common shareholders
------------------------------------------------
  Net (loss) income available to common
   shareholders, as reported                        $(13,036,619) $ (4,188,021)   $ 1,026,473

  Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                          (53,108)      (60,273)       (68,021)
                                                    -----------------------------------------
  Pro forma (loss) income                           $(13,089,727) $ (4,248,294)   $   958,452
                                                    =========================================

(Loss) earnings per share available to common shareholders
----------------------------------------------------------
  As reported: Basic                                $    (24.73)  $      (7.94)   $      1.95
               Diluted                              $    (24.73)  $      (7.94)   $      1.91

  Pro forma:   Basic                                $    (24.83)  $      (8.05)   $      1.81
               Diluted                              $    (24.83)  $      (8.05)   $      1.78

The pro forma results are not likely to be representative of the effects on reported income (loss) for future years since additional awards may be made periodically.

The fair value of the weighted average of each year's option grants is estimated as of the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 3.0% for 2003 grants; expected volatility of 50.68% for 2003 grants; risk free interest rate based on U.S. Treasury strip yield at the date of grant of 3.68% - 4.12% for 2003 grants; and expected lives of 5 to 10 years. No options were granted in fiscal 2005 or 2004.

(u) Per-share results:
Basic earnings or loss per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings or loss per share data are based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including stock options and conversion features of the Company's preferred stock issuances.

(v) Use of Estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(w) Recently Issued Accounting Standards:
In November 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the
capitalization of these items.   SFAS No. 151 requires that idle facility
expense, excess spoilage, double freight and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005 (fiscal 2006 for AMCON). Management does not believe there will be a significant impact as a result of adopting this Statement.

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS No. 123R will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). SFAS No. 123R is effective for the Company's fiscal 2006. Based on the unvested options outstanding at September 30, 2005, approximately $60,000, $12,000 and $1,000, before tax, will be recorded as expense in the statement of operations in fiscal 2006, 2007 and 2008, respectively.

In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (fiscal 2006 for the Company). Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. Management does not believe there will be a significant impact as a result of adopting this Statement.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

(x)Operations and Financing:
The Company's core operations, wholesale distribution and retail health food which account for approximately 98.7% of total Company sales, have continued to operate profitably in fiscal 2005 and 2004, with income from continuing operations before tax of $4.0 million in fiscal 2005 (excluding an impairment charge at retail health food of $4.2 million) and $6.3 million in fiscal 2004 and are expected to continue to be profitable in fiscal 2006. The fiscal 2005 and 2004 income from continuing operations from its core operations described above includes $0.7 million and $0.3 million, respectively, of interest expense from discontinued operations previously allocated to TBG which ceased operations in 2005.

The Company's beverage businesses, which included HNWC and TSI at September 30, 2005, have contributed significant losses from continuing operations before tax of $16.0 million and $6.3 million in fiscal 2005 and 2004, respectively, which included impairment charges totaling $8.9 million and $3.6 million in fiscal 2005 and 2004, respectively. In fiscal 2005 and 2004, the losses from continuing operations described above for its beverage businesses include allocated credit facility interest expense of $0.8 million and $0.2 million, respectively, that, if the businesses were sold or closed without generating sufficient proceeds to pay down the credit facility, would be absorbed by the Company's core operations. These losses have consumed significant cash resources and placed the Company in a restricted liquidity situation.

During the first six months of fiscal 2006, management took steps to limit these operating losses and cash requirements going forward. The TSI bottled water business has been closed; management is currently seeking to resolve pending litigation matters related to TSI (see discussion of TSI litigation in Note 19) to enable the ultimate sale of that business. Should the resolution of the TSI litigation require the Company to fund certain of the TSI obligations, the Company may call upon the guaranty of the Company's CEO and

Chairman, Mr. William Wright. The HNWC bottled water business has been reorganized and operational improvements have been made, including cost reductions and sales price increases. HNWC is currently operating without requiring additional cash investments by AMCON. The Company is also considering alternatives for the infusion of outside capital and/or the possible sale of the HNWC business. If successful, any proceeds from the sale of those businesses would be utilized to reduce related debt obligations and /or the Company's outstanding balance under the credit facility.

The Company renegotiated and amended its credit facility in January 2006, and all prior covenants were replaced with monthly and cumulative year to date earnings before interest, taxes, depreciation and amortization (EBITDA) covenants (excluding all the beverage operations) that are measured at the end of each month and quarter, respectively. As of June 30, 2006, the Company is in compliance with all such covenants, and based on operating forecasts currently expects to remain in compliance with such covenants with the possible exception of the December 2006 and February 2007 monthly covenants. Further, management is in preliminary negotiations to modify the covenants and to extend the current maturity date of April 2007, on similar terms, and management believes it will be successful in obtaining an extension and covenant modifications.

Based on its operating forecasts and projected cash requirements, management believes the Company has adequate cash resources to fund its operations and capital expenditure needs as well to meet its debt obligations as they mature through fiscal 2006 and fiscal 2007 with the extension of the maturity date for the credit facility and its covenant modifications.

2.    ACQUISITIONS AND DISPOSITIONS OF BUSINESSES:

ACQUISITIONS

Trinity Springs, Inc.
---------------------
On June 17, 2004, a newly formed subsidiary of AMCON, TSL Acquisition Corp., acquired the tradename, water source, customer list and substantially all of the operating assets of Trinity Springs, Ltd. (the "Seller," which subsequently changed its name to Crystal Paradise Holdings, Inc.), a bottler of geothermal bottled water and a natural mineral supplement. TSL Acquisition Corp. subsequently changed its name to TSI. As discussed more fully in Note 19, TSI's operations were closed in March 2006.

The total purchase price of $8.8 million was paid through a combination of $2.3 million in cash, $3.3 million in notes which were issued by TSI and guaranteed by AMCON; the assumption of approximately $0.2 million of liabilities and the issuance of TSI common stock representing 15% ownership of TSI which had an estimated fair value of $0.4 million and is convertible into 16,666 shares of AMCON common stock at the option of the Seller. Included in the $2.3 million paid in cash are transaction costs totaling approximately $0.8 million that were incurred to complete the acquisition and consists primarily of fees and expenses for attorneys and investment bankers. In addition, TSI will pay an annual water royalty to the Seller, in perpetuity, in an amount equal to the greater of $0.03 per liter of water extracted from the source or 4% of water revenues (as defined by the purchase agreement) which is guaranteed by AMCON up to a maximum of $5.0 million, subject to a floor of $206,400 for the first year and $288,000 annually thereafter. The

Company has recorded a $2.8 million liability for the present value of future minimum water royalty payments and related brokers fees to be paid in perpetuity. The discount rate utilized by the Company to determine the present value of the future minimum water royalty was based on a weighted average cost of capital which incorporated the Company's equity discount rate, dividend rate on the Series A Convertible Preferred Stock and the Company's average borrowing rate for all outstanding debt.

The promissory notes referred to above and the water royalty are secured by a first priority security and mortgage on the acquired assets, other than inventory and accounts receivable. The Seller retains the right to receive any water royalty payment for the first five years in shares of AMCON common stock up to a maximum of 41,666 shares. The water royalty can be cancelled after ten years have elapsed following the closing of the sale of assets of TSI, or if the business of TSI is sold to an unaffiliated third party, in which case the Seller would be entitled to receive the appraised fair market value of the water royalty but not less than $5.0 million. The Company's Chairman has, in turn, guaranteed AMCON in connection with AMCON's obligation for these payments as well as for the payments of the promissory notes referred to above.

The acquisition has been recorded on the Company's books using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values.

The Company allocated the purchase price based on preliminary feedback from the valuation specialists in September 2004 and subsequently changed the purchase price allocation based on the final valuation reports received in March 2005. The September 2004 and the final purchase price allocation from March 2005 is as follows:

                                       March        September
                                        2005           2004
                                     ----------    ----------
Current assets                       $      0.5    $      0.5
Fixed assets                                3.0           3.0
Tradename                                   0.9           2.3
Water source                                3.7           2.8
Customer list                               0.4           0.4
Goodwill                                    0.5             -
                                      ---------    ----------
  Total assets acquired                     9.0           9.0
                                      ---------    ----------
Current liabilities                         0.2           0.2
                                      ---------    ----------
  Total liabilities acquired                0.2           0.2
                                      ---------    ----------
  Net assets acquired                 $     8.8    $      8.8
                                      =========    ==========

The unique water source acquired as part of the transaction represents an intangible asset that was assigned a value of $2.8 million at September 2004. However, the independent third party valuation of this intangible asset
assigned a value of approximately $3.7 million at March 2005.   Additionally,
the Company acquired the Trinity tradename and assigned a preliminary value of $2.3 million to this intangible asset. The final valuation report indicated the fair value of this intangible asset was $0.9 million. The final valuation report also indicated that the purchase price allocation to goodwill should have been $0.5 million while the preliminary allocation did not allocate any purchase price to goodwill. Since both the water source and the Trinity tradename have indefinite lives, as does goodwill, the assets are not amortized. Therefore, the completion of the independent valuation in the allocation of purchase price from water source or tradename to goodwill does not impact operating income (loss). Additionally, the Company has assigned a value of $0.4 million to a customer list which is being amortized over a five year period.

Assuming the above acquisition had hypothetically occurred on the first day of fiscal 2003 (September 27, 2002) unaudited pro forma consolidated sales, income (loss) from continuing operations, net (loss) income available to common shareholders and the related per share amounts would have been as follows:

                                  For the year ended September
                                  -----------------------------
                                       2004            2003
                                  -------------   -------------
     Sales                        $ 824,474,604   $ 775,120,055
     Operating income                   673,045       5,120,402
     Net (loss) income available
     to common shareholders          (5,651,515)       (932,801)
     Net (loss) income per share:
         Basic                    $      (10.72)  $       (1.77)
         Diluted                  $      (10.72)  $       (1.77)

Nesco Hawaii
------------
On July 1, 2004, the Company's water bottling subsidiary in Hawaii entered into an agreement to acquire certain water bottling assets and liabilities from a water bottling company in Hawaii (Nesco Hawaii) for $0.5 million in cash, and $0.7 million in notes and the assumption of $0.1 million of liabilities. The purchase price was allocated as follows:

                 At July 1, 2004
              (Dollars in millions)
     ----------------------------------------
     Current assets                    $  0.1
     Fixed assets                         0.5
     Intangible assets                    0.7
                                       ------
          Total assets acquired           1.3
     Current liabilities                  0.1
                                       ------
          Total liabilities assumed       0.1
                                       ------
          Net assets acquired          $  1.2
                                       ======
The acquisition has been recorded on the Company's books using the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

The portion of the purchase price in excess of the estimated fair value of the net assets acquired to be allocated to identifiable intangible assets is approximately $0.7 million. The identifiable intangible assets consists of tradenames and a customer list. The tradenames have indefinite lives and therefore are not amortized. The customer list of $0.2 million is being amortized over a five year period. The remaining portion of the excess purchase price allocated to goodwill was $0.4 million. Proforma information is not presented due to the insignificance of the acquisition.

DISPOSITIONS

The Beverage Group, Inc.
------------------------
Effective March 31, 2005, the Company's subsidiary, The Beverage Group, Inc. ("TBG") which represented the beverage marketing and distribution component of the beverage segment, ceased on-going operations due to recurring losses since its December 2002 inception.

All TBG employees were terminated effective March 31, 2005 and the Company outsourced various responsibilities in order to maximize the value of the assets by collecting receivables and evaluating its payables. In addition, management sold the remaining TBG inventory to unrelated beverage companies, distributors or liquidators. Our water bottling manufacturing subsidiaries in Hawaii (HNWC) and Idaho (TSI), which bottle, market and distribute their proprietary waters and are also part of the beverage segment, were unaffected at that time. However, TSI ceased operations in March 2006 for other reasons discussed in Note 19. TSI's operations are included in continuing operations at September 30, 2005.

During fiscal 2005 charges included in loss from TBG's discontinued operations totaling $1.0 million were incurred to adjust the allowance for bad debts and inventory reserve to their net realizable values and to write off fixed assets. In addition, in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" management has accrued one-time termination benefits and rent and related expenses associated with the remaining lease commitment on the office lease totaling less than $0.1 million. This lease will provide no future economic benefit to the Company. The Company has entered into a sublease with tenants for the office lease for the remainder of the lease term which ends August 31, 2006 and has adjusted the liability accordingly. Any additional differences between these expense estimates and their actual settlement will be recorded when incurred and will change the loss accordingly.

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

Sales from the discontinued operations, which have been excluded from income
(loss) from continuing operations in the consolidated statements of operations in all periods presented are summarized below. The effects of the discontinued operations on net (loss) income available to common shareholders and per share data are reflected within the statements of operations.

                              2005            2004            2003
                           ------------   ------------    ------------
Sales                      $  1,813,863   $  2,039,711    $    342,095
Income benefit                 (740,000)    (2,459,000)     (1,142,000)
Loss from discontinued
 operations                  (1,484,683)    (4,095,459)     (1,865,300)

The carrying amount of the major classes of assets and liabilities that are included in the disposal group are as follows (in millions):

                                                          September             September
                                                             2005                  2004
                                                          ----------            ----------
Accounts receivable                                       $        -            $      0.5
Inventories                                                        -                   1.4
                                                          ----------            ----------
Total current assets of discontinued operations           $        -            $      1.9
                                                          ==========            ==========

Fixed assets                                              $        -            $      0.1
                                                          ==========            ==========

Accounts payable                                          $      0.4            $      0.6
Accrued expenses                                                 0.1                   0.7
Current portion of long-term debt                                  -                   0.9
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      0.5            $      2.2
                                                          ==========            ==========

3.  CONVERTIBLE PREFERRED STOCK:

The Company has Series A and Series B Convertible Preferred Stock outstanding as of September 2005 that were issued in June 2004 and October 2004, respectively. Series A Convertible Preferred Stock ("Series A Preferred") was issued at $2.5 million and Series B Convertible Preferred Stock ("Series B Preferred") was issued at $2.0 million. A summary of the significant terms is as follows:


                                       Series A          Series B
                                    -------------     ---------------
Date of issuance:                   June 17, 2004     October 8, 2004
Par value (gross proceeds):            $2,500,000          $2,000,000
Number of shares:                         100,000              80,000
Liquidation preference per share:          $25.00              $25.00
Conversion price per share:                $30.31              $24.65
Number of common shares in
 which to be converted:                    82,481              81,136
Dividend rate:                             6.785%              6.370%

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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group own approximately 60% of the outstanding common stock as of the end of fiscal 2005. Mr. William Wright, who has been AMCON's Chairman of the Board and Chief Executive Officer from the time AMCON was originally founded, beneficially owns 29% of the outstanding common stock without giving effect to shares owned by his adult children at the end of fiscal 2005. There is an identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Series A Preferred Stock is owned by Mr. Wright and a private equity firm of which Mr. Petersen, one of our long-standing directors, is an owner of a significant portion of the equity and Mr. Jeremy Hobbs, a recently appointed director of the Company, is an executive officer. In addition, the Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, now AMCON's Vice Chairman and Chief Corporate Officer, to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series A and Series B Preferred Stock is thus in friendly hands with no expectation that there would be any effort by the holders of such preferred stock to seek optional redemption without the Board being supportive of the events that may trigger that right. Additionally, the Company's credit facility prohibits the redemption of the Series A and B Preferred Stock and only allows the redemption of Series C Preferred Stock so long as no event of default is in existence at the time of, or would occur after giving effect to, any such redemption, and the Company has excess availability under the credit facility of not less than $2.0 million after giving effect to any such redemption. In view of the foregoing, the Company believes that it is not probable under Rule 5-02.28 of Regulation S-X that either Series A or Series B Preferred Stock will become redeemable in the future as a result of redemption features described above.

As described further in Note 19, the Company issued 80,000 shares, or $2.0 million, of Series C Convertible Preferred Stock in March 2006 to Draupnir Capital, LLC. Mr. Chris Atayan provides consulting services to Draupnir, LLC the parent of Draupnir Capital, LLC from time to time. The Company continues to believe that it is not probable that the preferred stock will become redeemable in the future as a result of the redemption features.

                               90
4.    EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements and loss from discontinued operations by the weighted average common shares outstanding for each period. Diluted earning (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements (when anti-dilutive) and loss from discontinued operations by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Stock options and potential common stock outstanding at fiscal year end 2005, 2004 and 2003 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 198,620, 113,921, and 29,773 with average exercise prices of $29.13, $32.92 and $40.47, respectively.

                                                 For Fiscal Years
                                     ---------------------------------------
                                          2005         2004          2003
                                     ---------------------------------------
                                          Basic        Basic         Basic
                                     ---------------------------------------
Weighted average number of
   shares outstanding                     527,062      527,774       527,699
                                     =======================================
(Loss) income from continuing
   operations                        $(11,257,296) $   (43,088)   $2,891,773

Deduct: preferred stock dividend
   requirements                          (294,640)     (49,474)            -
                                     ---------------------------------------
                                     $(11,551,936) $   (92,562)   $2,891,773
                                     =======================================
Loss from discontinued operations    $ (1,484,683) $(4,095,459)  $(1,865,300)
                                     =======================================
Net (loss) income available to
   common shareholders               $(13,036,619) $(4,188,021)   $1,026,473
                                     =======================================
Earnings (loss) per share from
   continuing operations             $     (21.91) $     (0.18)   $     5.48

Loss per share from discontinued
   operations                               (2.82)       (7.76)        (3.53)
                                     ---------------------------------------
(Loss) income per share available
   to common shareholders            $     (24.73) $     (7.94)   $     1.95
                                     =======================================

                                        Diluted       Diluted      Diluted
                                     ---------------------------------------
Weighted average common
   shares outstanding                     527,062      527,774       527,699
Weighted average of net
   additional shares outstanding
   assuming dilutive options
   exercised and proceeds used
   to purchase treasury stock                   -            -         9,343
                                     ---------------------------------------
Weighted average number of
   shares outstanding                     527,062      527,774       537,042
                                     =======================================
(Loss) income from continuing
   operations                        $(11,257,296) $   (43,088)   $2,891,773


                                   91


Deduct: preferred stock dividend
   requirements /1/                      (294,640)     (49,474)            -
                                     ---------------------------------------
                                     $(11,551,936) $   (92,562)   $2,891,773
                                     =======================================

Loss from discontinued operations    $ (1,484,683) $(4,095,459)  $(1,865,300)
                                     =======================================
Net (loss) income available to
   common shareholders               $(13,036,619) $(4,188,021)  $ 1,026,473
                                     =======================================
(Loss) earnings per share from
   continuing operations             $     (21.91) $     (0.18)  $      5.38

Loss per share from discontinued
   operations                               (2.82)       (7.76)        (3.47)
                                     ---------------------------------------
(Loss) income per share available
   to common shareholders            $     (24.73) $     (7.94)   $     1.91
                                     =======================================

/1/ Convertible preferred stock is anti-dilutive in fiscal 2005 and fiscal 2004 because the dividends accumulated per common share obtainable on conversion exceeds basic earning (loss)
per share.  There was no convertible preferred stock outstanding in fiscal 2003.

5.    OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) were as follows:

                                                       2005       2004         2003
                                                   -----------------------------------
Unrealized holding gains during the period:
   Unrealized gains                                $        -   $    6,800   $ 255,975
   Related tax (expense)                                    -       (2,584)    (97,271)
                                                   -----------------------------------
     Net                                                    -        4,216     158,704
                                                   -----------------------------------
Less reclassification adjustments
  for gains which were included in
  comprehensive income in prior periods:
    Realized net gains                             $    2,638   $  465,008   $ 268,948
    Related tax (expense)                                   -     (176,703)   (102,200)
                                                   -----------------------------------
     Net                                                2,638      288,305     166,748
                                                   -----------------------------------

Interest rate swap valuation adjustment
  during the period:
   Unrealized gains (losses)                       $   71,018   $  199,354   $(106,995)
   Related tax (expense) benefit                      (26,986)     (76,097)     41,000
                                                   -----------------------------------
     Net                                               44,032      123,257     (65,995)
                                                   -----------------------------------
Total other comprehensive income (loss)            $   41,394   $ (160,832)  $ (74,039)
                                                   ===================================


                               92








The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

                                 Unrealized       Interest       Accumulated
                                  gains on        rate swap           Other
                                 securities        mark-to      Comprehensive
                                                   -market         Income
                                 -------------------------------------------

Balance, September 27, 2002      $ 294,771        $       -       $  294,771
Current period change               (8,044)         (65,995)         (74,039)
                                 ---------        ---------       ----------
Balance, September 26, 2003        286,727          (65,995)         220,732
Current period change             (284,089)         123,257         (160,832)
                                 ---------        ---------       ----------
Balance, September 24, 2004          2,638           57,262           59,900
Current period change               (2,638)          44,032           41,394
                                 ---------        ---------       ----------
Balance, September 30, 2005      $       -        $ 101,294       $  101,294
                                 =========        =========       ==========

6.    FIXED ASSETS, NET:

Fixed assets at fiscal year ends 2005 and 2004 consisted of the following:

                                             2005          2004
                                        ---------------------------
     Land                               $  1,206,818   $    849,460
     Buildings                            10,763,494      9,550,121
     Warehouse equipment                   6,729,994      7,410,235
     Furniture, fixtures and
        leasehold improvements             7,863,182      9,163,138
     Vehicles                              1,229,619      1,370,695
     Capital equipment leases              2,081,145      1,924,005
                                        ---------------------------
                                          29,874,252     30,267,654
     Less accumulated depreciation
        and amortization:
     Owned buildings and equipment       (11,594,251)    (9,860,174)
     Capital equipment leases               (642,191)      (455,816)
                                        ---------------------------
                                        $ 17,637,810   $ 19,951,664
                                        ===========================

7.    GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at fiscal year ends 2005 and 2004 was as follows:

                                                     2005            2004
                                                ------------    ------------
Wholesale                                       $  3,935,931    $  3,935,931
Retail                                             1,912,877       2,155,465
Beverage                                                   -         358,345
                                                ------------    ------------
                                                $  5,848,808    $  6,449,741
                                                ============    ============
                                    93

Other intangible assets at fiscal year ends 2005 and 2004 consisted of the following:

                                                       2005           2004
                                                 ---------------------------
     Trademarks and tradenames                    $  3,358,269   $  9,680,521
     Water source                                            -      2,807,000
     Covenants not to compete (less
       accumulated amortization of
       $920,225 and $843,527)                                -         76,698
     Favorable leases (less accumulated
       amortization of $379,735 and $340,003)          106,265        145,997
     Customer lists (less accumulated
       amortization of $151,417 and $26,285)                 -        560,995
                                                  ---------------------------
                                                  $  3,464,534   $ 13,271,211
                                                  ===========================
The Company performs its annual impairment test for goodwill and other intangible assets after the completion of the fiscal third quarter. During this evaluation in fiscal 2005 and 2004, management concluded that there had been an impairment of certain goodwill and identifiable intangible assets.

Fiscal 2005 impairment
----------------------
During fiscal 2005, based on valuations obtained from an independent valuation specialist, management determined that a portion of the tradenames and goodwill were impaired at both of the retail and beverage segments. The impairments recorded in the beverage and retail segments were the result of projected shortfalls in operating cash flows necessary to support the reporting units carrying value. The fair values of the reporting units were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows and consideration of net recoverable values.

A summary of the impairment charges by entity for fiscal year 2005 are as follows (in millions):

                             Retail       TSI         HNWC     Total
Long-lived assets             $   -      $ 0.4       $ 2.5     $ 2.9
Goodwill                        0.3        0.4         0.4       1.1
Water source                      -        3.7           -       3.7
Customer list                     -        0.3         0.1       0.4
Tradename                       3.9        0.9         0.2       5.0
                              -----      -----       -----     -----
                              $ 4.2      $ 5.7       $ 3.2     $13.1
                              =====      =====       =====     =====

The impairment charges are recorded in the Company's statement of operations as a component of (loss) income from continuing operations.

Fiscal 2004 impairment
----------------------
Due to competitive pressures in the natural spring water bottling business, operating profits and cash flows were lower than expected. Based on this trend, the future cash flow forecasts have been revised for this reporting unit and an impairment of $3.6 million to the HNWC tradename has been recorded in the Company's statement of operations as a component of income (loss) from

                               94

operations. The fair values of the reporting units were estimated with the assistance of an independent valuation firm using the expected present value of the discounted future cash flows. The $3.6 million reduction of the intangible assets for the impairment of the HNWC tradename was offset by the acquisition of $5.5 million of intangible asset additions associated with the acquisition of Trinity Springs, Inc.

Tradenames and the water source are considered to have indefinite useful lives and no amortization of these assets was taken during fiscal 2005 or 2004 in accordance with SFAS No. 142. However, as discussed above certain tradenames and the water source were impaired in fiscal 2005 and 2004.

The covenants not to compete arose from business acquisitions and are amortized using the straight-line method over their terms which range from two to five years. Amortization expense of $76,698, $118,902, and $205,370 was recorded for these assets for the fiscal years ended 2005, 2004 and 2003, respectively.

Favorable leases represent the amount by which the lease rates of acquired leases were below fair market lease rates for the leased properties on the acquisition date. The favorable variances between the contract lease rates and the fair market lease rates on the acquisition date are recorded as assets which are then amortized over the remaining terms of the leases which ranged from three to seven years. Amortization expense was $39,732, $59,730, and $69,068, for the fiscal years ended 2005, 2004 and 2003, respectively.

The customer lists were purchased as part of the TSI and Nesco Hawaii acquisitions and are amortized over a five year period from the date of acquisition. Amortization expense recorded in fiscal 2005 prior to the impairment of the remaining customer list at September 30, 2005 was $125,132. In fiscal 2004 amortization expense was $26,285.

Amortization expense related to the amortizing intangible assets held at September 2005 for each of the five subsequent years is estimated to be as follows:

                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2006        2007        2008       2009       2010
                               ---------   ---------   --------   --------   --------
Favorable leases               $  40,000   $  40,000   $ 26,000   $      -   $      -
                               =========   =========   ========   ========   ========

8.    OTHER ASSETS:

Other assets at fiscal year ends 2005 and 2004 consisted of the following:

                                                   2005         2004
                                              -------------------------
     Cash surrender value of life
       insurance policies                     $   795,830   $   743,933
     Debt issuance costs                          332,406             -
     Equipment held for sale                            -       177,680
     Other                                        130,663        88,690
                                              -------------------------
                                              $ 1,258,899   $ 1,010,303
                                              =========================
                               95
Debt issuance costs represent fees incurred to obtain the ADC revolving credit facility and real estate loan and are amortized over the terms of the respective loan agreements. Amortization expense was $410,764, $90,422 and $109,307 for the fiscal years ended 2005, 2004 and 2003, respectively.

Included in other assets in fiscal 2004 is certain bottling equipment held for sale that was acquired in prior years as part of the HNWC acquisition that occurred in fiscal 2002. HNWC is a reporting unit within our beverage segment. The equipment was not in use at the time of the acquisition and was therefore recorded in other assets as assets held for sale at its estimated fair value, less the estimated cost to sell, in accordance with APB 16 (the applicable purchase accounting guidance at that time). In fiscal 2003, after having difficulty selling the equipment due to saturation of the bottling equipment market, we determined that the carrying value of this equipment was too high based on prices for similar equipment in the market place.

Therefore, we recorded an impairment of $0.4 million related to this equipment in operating expenses under the title "Impairment charges." We continued our efforts to sell the equipment in fiscal 2004, with limited success, but based on potential prospects, expected a sale to occur in fiscal 2005 at an amount that would recover its carrying value. The sale did not materialize and management believes that the equipment is unlikely to be sold at this time. As a result, we have recorded an impairment charge of $0.2 million (the remaining carrying value of the equipment) as part of the "Impairment charges" line item in the statement of operations.

9.    DEBT:

The Company finances certain obligations and, in the case of its beverages segment, its operations, through the credit agreement (the "Facility"), long-term debt arrangements with banks and third parties and related party debt arrangements.

CREDIT FACILITY
---------------

The Facility consisted of the following at fiscal year end 2005 and 2004:

                                                                2005           2004
                                                            ---------------------------
Revolving portion of the Facility, interest payable
 at the bank's base rate (6.75% at fiscal year end 2005),
 principal due April 2007                                   $44,563,654     $44,809,814

Term Note A, payable in monthly installments of $19,333
 plus interest at the bank's base rate (6.75% at fiscal
 year end 2005), remaining principal due April 2007             973,734               -

Term Note B, payable in monthly installments of $275,000
 plus interest at the bank's base rate plus 2.0% (8.75%
 at fiscal year end 2005) through November 2006
 (subsequently amended to monthly installments of $100,000
 through April 2007)                                          3,625,000               -
                                                            ---------------------------
                                                             49,162,388      44,809,814
Less current portion                                          1,432,000      44,809,814
                                                            ---------------------------
                                                            $47,730,388     $         -
                                                            ===========================

                               96
The Facility was refinanced in October 2004 and provides for a $55.0 million credit limit consisting of a $53.8 million revolving credit line and a $1.2 million term note ("Term Note A"). As monthly payments are made on Term Note A, the revolving credit limit increases accordingly to a maximum of $55.0 million. At September 30, 2005, the credit limit on the revolving portion of the Facility was $54.0 million. In addition, the Facility provides for a separate term loan in the initial amount of $5.0 million ("Term Note B").

The Facility expires in April 2007 and retains many of the previous facility's terms including lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month and financial covenants. The significant provisions on the Facility are as follows:

   - Inclusion of the subsidiaries as part of the Facility, including TSI, as of April 2005.

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

   - Inclusion of a prepayment penalty of $0.3 million should the loans be paid off prior to September 30, 2006.

The Facility contains covenants that (i) restrict permitted investments, (ii) restrict intercompany advances to certain subsidiaries , (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) require the maintenance of certain financial ratios and net worth levels including an average annual fixed charge ratio of 0.7 to 1.0, and a minimum tangible net worth of $1.5 million through September 2005 and $2.5 million thereafter. The Facility also provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

Because the Company was unable to comply with the fixed charge ratio and minimum tangible net worth financial covenants, as amended, at various times throughout the year, the participating lenders agreed to suspend such covenants through the end of fiscal 2005. Further, as described in Note 19, subsequent to September 30, 2005, the Company and the participating lenders further amended the Credit Facility to replace all existing financial covenants with only a financial covenant that requires minimum levels of earnings before interest, taxes, depreciation and amortization as well as certain other requirements.

The Facility also provides for a "springing" lock-box arrangement, under which, the Company maintains a lock-box from which it may apply cash receipts to any corporate purpose so long as it is not in default under the Facility. The bank maintains a security interest in the Company's lock-box and, upon the occurrence of the foregoing triggering events, may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and apply the funds against the revolving loan balance.

                               97
As of September 2005, the outstanding balance on the Facility was $45.5 million, including Term Note A. The Facility bears interest at the bank's base rate, which was 6.75% as of September 30, 2005 and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.

The outstanding balance on Term Note B was $3.6 million at September 2005. It bears interest at the bank's base rate, plus 2.0%, which was 8.75% as of September 30, 2005 and is payable in equal monthly installments of $0.3 million (subsequently amended in March 2006 to be repaid in monthly installments of $0.1 million).

The Company's Chairman has personally guaranteed repayment of up to an original amount of $10.0 million ($8.6 million as of September 30, 2005) of the combined amount of the Facility and the term loans. AMCON pays the Company's Chairman a fee equal to 2% per annum of the guaranteed principal then outstanding in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

The Company hedges its variable rate risk on $10.0 million of its borrowings under the Facility by utilizing an interest rate swap agreement. The variable interest payable on this amount is subject to an interest rate swap agreement which has the effect of converting this amount to a fixed rate of 4.87%.

During fiscal 2005 a $5.0 million interest rate swap agreement, which had the effect of converting $5.0 million of variable rate debt to a fixed rate of 4.38%, expired.

LONG-TERM DEBT:
---------------
In addition to the Facility, the Company also has other long-term obligations at fiscal year end 2005 and 2004 that consisted of the following:

                               98

























                                                                2005           2004
                                                            ---------------------------
Note payable to a bank ("Real Estate Loan"), interest
 payable at a fixed rate of 7.5% with monthly
 installments of principal and interest of $56,531 per
 month through October 2006; remaining principal due October
 2006, collateralized by two owned distribution facilities
 (subsequently extended to April 2007 and the interest
 rate increased to 8%)                                      $ 6,203,543     $ 6,392,911

Note payable, interest payable at a fixed rate of 5%
 with monthly installments of principal and interest of
 $30,000 per month through June 2009 and the remaining
 balance due June  2009, collateralized by
 substantially all of the assets of TSI                       2,527,716       2,773,568

Note payable, interest payable quarterly at a fixed rate
 of 5% with interest due quarterly commencing in September
 2004.  The principal along with any unpaid interest is due
 in June 2007, collateralized by substantially all of the
 assets of TSI                                                  500,000         500,000

Note payable, interest payable at a fixed rate of 5% with
 annual installments of principal and interest of $49,655
 through June 2007, collateralized by the equipment of TSI       92,328         135,222

Note payable, interest payable at a fixed rate of 5%, due
 currently with accrued interest                                 49,042         700,000

Note payable to a bank, interest payable monthly at a
 fixed rate of 6.33% plus monthly principal payments of
 $4,100 through December 2009 at which time the remaining
 principal is due, collateralized by the Rapid City building
 and equipment                                                  967,600               -

Note payable to a bank, interest payable monthly at a
 fixed rate of 6.33% plus monthly principal payments of
 $8,000 through July 2009 collateralized by the Rapid City
 building and equipment                                         359,429               -

Obligations under capital leases, payable in monthly
 installments with interest rates from 4.91% to 16.3%
 through January 2010                                           997,753       1,422,461

Revolving credit facility with a bank ("Beverage Facility"), interest payable monthly at the bank's base rate plus
 1% (6.75% at fiscal year end 2004); principal due October
 2004                                                                 -       2,750,000

Revolving credit facility with a bank ("Retail Facility"),
 interest payable monthly at the bank's base rate plus
 1% (6.75 % at fiscal year end 2004); principal due
 October 2004                                                         -       1,988,403

Notes payable on equipment, payable in monthly installments
 with interest rates from 9.4% to 10% through October 2004,
 collateralized by HNWC equipment                                     -             426
                                                            ---------------------------
                                                             11,697,411      16,662,991
Less current portion                                          1,219,295       5,574,397
Less amount attributable to discontinued operations                   -         838,440
                                                            ---------------------------
                                                            $10,478,116    $ 10,250,154
                                                            ===========================

Real Estate Loan
----------------
The Company has a note due to a bank with an original face amount of $6.9 million, bearing interest at a fixed rate of 7.5%, that was used to purchase the distribution facility in Quincy, Illinois in fiscal 2001 (referred to herein as the "Real Estate Loan") and to retire term debt. The Real Estate Loan is amortized on a 20 year basis with a balloon payment due on April 30, 2007 as extended (originally due June 1, 2006). The Real Estate Loan is collateralized by two of the Company's owned distribution facilities (Quincy and Bismarck). As of September 2005, the outstanding balance on the Real Estate Loan was approximately $6.2 million. In connection with the extension of this loan, the interest rate was increased to 8%.

TSI and Nesco Acquisition Financing
-----------------------------------
In connection with the acquisition of TSI in fiscal 2004, as discussed in Note 2, the Company financed the acquisition in part through notes to the former owner totaling approximately $3.3 million. The Company borrowed $2.8 million at a fixed rate of 5.0%, payable in monthly installments over a 5 year period with the remainder due on June 1, 2009. Because of the litigation and subsequent to September 30, 2005, TSI stopped making payments until the litigation/mediation has ceased and has accordingly classified the notes based
on their contractual terms.   As of September 2005, the outstanding balance
was approximately $2.5 million. In addition, the Company borrowed $0.5 million at a fixed rate of 5.0% with interest due quarterly commencing in September 2004. The principal, along with unpaid interest, is due in June 2007. As of September 2005 the outstanding balance was approximately $0.5 million. The Company also assumed a note from the former owners totaling $0.1 million that has a fixed rate of 5.0% and is payable in annual installments through June 2007. As of September 2005, the outstanding balance was approximately $0.1 million. The notes are collateralized by substantially all of TSI's assets.

In connection with the acquisition of the Nesco assets completed by HNWC in fiscal 2004, as discussed in Note 2, HNWC issued a $0.7 million note to the sellers at a fixed rate of 5% and payable in two installments due in fiscal 2005. In fiscal 2005, HNWC paid all but $49,042 which remains due at the end of fiscal 2005, plus accrued interest.

Construction Financing
----------------------
In December 2004, the Company purchased a building in order to relocate its distribution center in Rapid City, South Dakota and began construction of an addition to the building. The lease on the existing Rapid City building was extended through April 2005 to coincide with the completion of construction.

At September 2005, the Company had $1.0 million outstanding on a loan from a bank used to finance the purchase of the building and the construction of the addition to the building. The terms of repayment are interest only through July 2005 and then payable in 54 equal monthly installments of principal of $4,100 based on a twenty year amortization schedule plus interest with the entire remaining principal due and payable on December 31, 2009. The interest rate is 6.33%.

The Company also arranged the financing with the same bank of certain equipment expenditures totaling $0.5 million, of which the Company had borrowed $0.4 million at September 2005. The remaining funds are expected to be borrowed in the first quarter of fiscal 2006 as the Company completes the
                              100

equipment expenditures for the new distribution center. Payments are due in 60 equal monthly installments of principal of $8,000, plus interest which began in April 2005. The interest rate is 6.33%.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with M&I Bank (formerly known as Gold Bank) (the "M&I Loans"), who is also a participant lender on the Company's revolving line of credit. The M&I Loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility is in default. Since M&I approved waivers of the covenant violations in the Facility, the M&I Loans are not in default.

In addition, the M&I Loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Capital leases
--------------
The Company has several capital leases for office equipment, warehouse and water bottling and packaging equipment. As of September 2005, the outstanding balances on the capital leases totaled approximately $1.0 million.

Other
-----
During fiscal 2005, the Beverage and Retail Facilities matured. As a result, the Beverage and Retail Facilities, which were comprised of separate $2.8 million and $2.0 million credit facilities with a bank, were paid off.

RELATED PARTY DEBT
------------------
Related party debt is due to a director, the Company's Chairman, the Company's President and their affiliates and consisted of the following at fiscal year end 2005 and 2004:

                                                                2005           2004
                                                            ---------------------------
Revolving credit facility due to a related party, principal
 and interest due December 2005, bearing interest at 8%
 per annum, collateralized by a second mortgage on an
 equal basis with the Company's existing second mortgage
 on TSI's real property                                     $ 1,000,000     $         -

Notes due to related parties, principal and interest
 due December 2005, interest at 7%                            1,000,000               -
                                                            ---------------------------
                                                              2,000,000               -
Less current portion                                          2,000,000               -
                                                            ---------------------------
                                                            $         -     $         -
                                                            ===========================


The above long-term obligations, excluding obligations under the Facility, have contractual maturities as follows:

     Fiscal Year Ending
     ------------------
     2006                                                   $  3,219,295
     2007                                                      7,316,609
     2008                                                        447,700
     2009                                                      1,936,195
     2010                                                        777,612
     Thereafter                                                        -
                                                            ------------
                                                            $ 13,697,411
                                                            ============

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on discounted cash flows using current market rates for similar agreements, the fair value of the Company's long-term debt obligations approximated carrying value at fiscal year end 2005.

In connection with the Company's self-insured loss control program, AMCON has issued a letter of credit in the amount of $0.8 million to its workers' compensation insurance carrier. In October 2005, the amount was increased to $1.0 million.

10.    SUBORDINATED DEBT:

Subordinated debt at fiscal year end 2005 and 2004 consisted of the following:

                                                                2005           2004
                                                            ---------------------------

Note payable, interest (imputed at 6%) and principal
 payable annually through June 2005                         $         -     $   996,219

Convertible subordinated note payable, interest payable
 quarterly at 8% per annum; principal due at maturity
 of the note on September 2004, (the due date of
 the note was extended to October 2004),convertible
 into The Healthy Edge, Inc. stock                                    -       2,000,000

Collateralized subordinated promissory note payable,
 interest payable quarterly at 8% per annum; annual
 principal payments of $800,000 due annually through
 September 2004 with balance of $4,000,000 due
 September 2004, (the due date of the note was
 extended to  October 2004), collateralized by
 Health Food Associates, Inc. stock                                   -       4,800,000

Collateralized subordinated promissory note payable,
 interest payable monthly at 7.0%  per annum; annual
 principal payments ranging from $40,000 to $80,000
 due annually from August 2001 through August 2005                    -          80,000
                                                            ---------------------------
                                                                      -       7,876,219
Less current portion                                                  -       7,876,219
                                                            ---------------------------
                                                            $         -     $         -
                                                            ===========================


11.    OTHER INCOME, NET:

Other income, net consisted of the following for fiscal years 2005, 2004 and 2003:

                                         2005         2004         2003
                                 ------------------------------------------
Interest income                  $   (45,831)  $     (37,372)  $    (94,704)
Dividends                                  -          (4,250)       (18,900)
Rent income                           (4,289)         (4,135)        (5,272)
Gain from sale of investments              -        (507,418)      (266,690)
Settlement proceeds on former
  leased facility                          -               -       (131,558)
Royalty                              (15,211)              -              -
Other                                (14,776)        (23,364)        26,655
                                 ------------------------------------------
                                 $   (80,107)   $   (576,539)   $  (490,469)
                                 ==========================================



12.    INCOME TAXES:

Components of income tax expense (benefit) from continuing operations for the fiscal years ended 2005, 2004 and 2003 consisted of the following:

                                        2005         2004         2003
                                  ----------------------------------------
Current:
   Federal                        $          -   $   595,434   $ 2,149,999
   State                               127,131       149,640       281,143
                                  ----------------------------------------
                                       127,131       745,074     2,431,142
                                  ----------------------------------------
Deferred:
   Federal                          (5,675,878)     (610,348)     (673,880)
   State                               639,747       (98,726)       13,738
                                  ----------------------------------------
                                    (5,036,131)     (709,074)     (660,142)
                                  ----------------------------------------
Income tax (benefit) expense      $ (4,909,000)  $    36,000   $ 1,771,000
                                  ========================================
















The difference between the Company's income tax expense (benefit) in the accompanying financial statements and that which would be calculated using the statutory income tax rate of 34% on income (loss) before taxes is as follows for the fiscal years ended 2005, 2004 and 2003:

                                        2005          2004         2003
                                  -----------------------------------------
Tax at statutory rate             $ (5,529,554)  $   (33,350)   $ 1,585,343
Amortization of goodwill and
  other intangibles                     (4,777)       (4,777)        (4,777)
Nondeductible business expenses         23,217        25,148        (21,635)
Minority interest in subsidiary        (53,074)            -              -
State income taxes, net of
  federal tax benefit                  127,990       206,800        129,691
Valuation allowance, state net
  operating losses                     635,338             -              -
Net operating loss                           -      (435,000)             -
Impairment of non-deductible
  intangibles                                -       308,389              -
Other                                 (108,140)      (31,210)        82,378
                                  -----------------------------------------
                                  $ (4,909,000)  $    36,000    $ 1,771,000
                                  =========================================

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities giving rise to the net deferred tax asset at fiscal year ends 2005 and 2004 relate to the following:

                                                    2005            2004
                                               ---------------------------
Deferred tax assets:
   Current:
     Allowance for doubtful accounts           $   418,294     $   258,808
     Allowance for impairment of assets
      held for sale                                      -         160,237
     Accrued expenses                              528,811         534,035
     Inventory                                     593,110         648,311
     Net operating loss carry forwards                   -         681,904
     AMT credit carry forwards                     285,333         380,356
     Other                                          81,545         132,530
                                               ---------------------------
                                                 1,907,093       2,796,181
   Noncurrent:
     Fixed assets                              $ 1,705,661     $         -
     Intangible assets                           2,530,848               -
     Net operating loss carry forwards           4,214,883       1,102,268
     Other                                               -             179
                                               ---------------------------
                                                 8,451,392       1,102,447
                                               ---------------------------
        Total deferred tax assets               10,358,485       3,898,628


   Valuation allowance                            (635,338)              -
                                               ---------------------------
        Net deferred tax assets                $ 9,723,147     $ 3,898,628
                                               ===========================
                                   104

Deferred tax liabilities:
   Current:
     Trade discounts                           $   205,570     $   222,373
     Inventory                                      35,880               -
     Unrealized gains on interest
       rate swap contracts                          23,431          25,417
                                               ---------------------------
                                                   264,881         247,790
   Noncurrent:
     Fixed assets                                1,204,800         528,753
     Tradenames                                          -         887,144
     Goodwill                                      310,751         279,568
                                               ---------------------------
                                                 1,515,551       1,695,465
                                               ---------------------------
        Total deferred tax liabilities         $ 1,780,432     $ 1,943,255
                                               ===========================
Net deferred tax assets (liabilities):
   Current                                     $ 1,642,212     $ 2,548,391

   Noncurrent                                    6,300,503        (593,018)
                                               ---------------------------
                                               $ 7,942,715     $ 1,955,373
                                               ===========================

During fiscal 2005, the Company recorded a valuation allowance of $0.6 million against deferred tax assets, consisting primarily of state net operating losses of Hawaiian Water, Trinity Springs and Chamberlin's Natural Foods for which realization of the deferred tax asset is no longer more likely than not.

No valuation allowance was recorded against the remaining federal and state net operating losses as of September 30, 2005 and no valuation allowance was recorded at fiscal year end 2004, as management believes future taxable income would more likely than not be sufficient to realize such net operating losses prior to the expiration dates.

The Company's deferred tax asset related to the net operating loss carryforward at fiscal year end 2005 was $4.2 million and includes the net operating losses of TSI and HNWC. If the Company chooses to sell the stock of these companies, as opposed to an asset transaction, the net operating losses would be part of the contemplated purchase price and be available to the successor stockholders. Of this amount, $0.6 million expires in 2024 and $2.3 expires in 2025. The remaining $1.3 million was acquired in connection with the acquisition of HNWC in fiscal 2002. The utilization of the HNWC deferred tax asset related to the net operating loss of $1.3 million at fiscal year end 2005 is limited (by Internal Revenue Code Section 382) to approximately $0.5 million in fiscal year 2006, $0.1 million in fiscal 2007 and $0.1 million per year thereafter through 2022.

13.    PROFIT SHARING PLAN:

AMCON maintains a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation.

The Company contributed $0.6 million, $0.5 million and $0.4 million (net of employee forfeitures) to the profit sharing plans during each of the fiscal years ended 2005, 2004 and 2003, respectively.

14.    RELATED PARTY TRANSACTIONS:

For the fiscal years ended 2005, 2004 and 2003, the Company was charged $72,000, $66,000 and $60,000, respectively, by AMCON Corporation, the former parent of the Company, as consideration for office rent and management services, which is included in selling, general and administrative expenses. The Company also contracted with one of its outside directors for consulting services in connection with its retail health food operations during part of fiscal year 2004 and all of fiscal year 2003. The amount paid for consulting services was $37,500 and $90,000, respectively, plus reimbursement of expenses. The outside director was hired by the Company during the second quarter of 2004 to manage the retail and beverage operations.

The Company's Chairman has personally guaranteed repayment of up to an original amount of $10.0 million ($8.6 million as of September 30, 2005) of the combined amount of the Facility and the term loans. AMCON pays the Company's Chairman a fee equal to 2% per annum of the guaranteed principal then outstanding in return for the personal guarantee. In addition, a director of the Company has extended a $1.0 million revolving line of credit to TSI, and a Company that is wholly-owned by the three directors of the Company (including the Chairman and President) and another significant shareholder lent TSI $0.5 million. Both of the loans are currently in default.

TSI has also obtained unsecured, subordinated loans of $500,000 on August 8, 2005, with a maturity of December 8, 2005, of which $250,000 was from Aristide Investments, L.P., a California limited partnership (of which, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, is a partner). The other $250,000 was from Draupnir, LLC, a Delaware limited partnership (of which, Allen D. Petersen and Jeremy W. Hobbs, two of the Company's directors, are members). The loans bear interest at seven percent per annum and are currently in default.

In connection with the acquisition of TSI in fiscal 2004, the Company's Chairman has guaranteed the Company in connection with certain of the Company's obligations as more fully described in Note 2 but is not being paid a fee in connection with this guarantee.

15.    COMMITMENTS AND CONTINGENCIES:

Future Lease Obligations
------------------------
The Company leases certain office and warehouse equipment under capital leases. The carrying value of these assets was approximately $1.4 million and $1.5 million as of fiscal year ends 2005 and 2004, respectively, net of accumulated amortization of $0.6 million and $0.5 million, respectively.

The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rent charged to expense during fiscal years 2005, 2004 and 2003 under such lease agreements was $5.1 million, $5.2 million and $5.3 million, respectively.



As of fiscal year end 2005, minimum future lease commitments are as follows:

                                                  Capital       Operating
     Fiscal Year Ending                            Leases         Leases
     ------------------                         --------------------------
     2006                                       $   608,052   $  4,951,903
     2007                                           402,813      2,776,185
     2008                                            41,714      2,089,955
     2009                                            20,640      1,469,903
     2010                                             6,879      1,252,559
     Thereafter                                           -      2,914,913
                                                --------------------------
     Total minimum lease payments               $ 1,080,098   $ 15,455,418
                                                              ============
     Less amount representing interest               82,345
                                                -----------
     Present value of net minimum
       lease payments                           $   997,753
                                                ===========

The Company also has future lease obligations for facilities and equipment related to the discontinued operations of its former health food distribution business. The Company estimated its ultimate liabilities related to these leases and recorded a charge to earnings during fiscal 2001. The Company terminated the lease on one facility during fiscal 2002 for a termination fee of $1.5 million and as of September 30, 2005 was subleasing the Florida facility at an amount greater than the Company's lease rate which is approximately $0.1 million per year. Subsequent to September 30, 2005, the Company successfully terminated the lease arrangement at no cost and the sub-tenant is now leasing the facility directly from the lessor.


Liability Insurance
-------------------
The Company carries property, general liability, vehicle liability, directors and officers liability and workers' compensation, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies.

The Company's insurance programs for worker's compensation, general liability and employee related health care benefits are provided through high deductible or self-insured programs. Claims in excess of self-insurance levels are fully insured. Accruals are based on claims filed and estimates of claims incurred but not reported.

The Company's liabilities for unpaid and incurred but not reported claims for workers' compensation and health insurance at fiscal year end 2005 and 2004 was $1.1 million and $0.9 million, respectively, under its current risk management program and are included in other current liabilities in the accompanying consolidated balance sheets. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to estimates recorded resulting from the ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.
                                   107

Trinity Springs, Inc. Litigation
--------------------------------
As discussed in Note 19, the Company is involved in litigation regarding the ownership of TSI. Based on a legal opinion obtained by management from legal counsel not previously involved in the asset sale transaction or the litigation, to the extent that TSI owned the assets immediately prior to the issuance of the Idaho District Court order and has not otherwise transferred the assets, TSI continues to own the assets. Accordingly, AMCON has continued to account for the operations of TSI as a consolidated subsidiary because the District Court has not taken any action to divest TSI of its ownership of the assets.

16.    STOCK OPTION PLAN:

In June 1994, the Company adopted the 1994 Stock Option Plan (the "Stock Option Plan") which was subsequently amended to increase the maximum number of shares of common stock which may be issued pursuant to the Stock Option Plan from 300,000 to 550,000. The Stock Option Plan expired on June 1, 2004. The Compensation Committee evaluated various equity based compensation programs and chose not to implement a new plan in fiscal 2005. Option shares and prices are adjusted for common stock splits and dividends. Options are generally granted at the stock's fair market value at date of grant. Options issued to shareholders holding 10% or more of the Company's stock are generally issued at 110% of the stock's fair market value at date of grant.
At fiscal year end 2005, there were 33,066 options fully vested and exercisable under the Stock Option Plan. Options issued and outstanding to management employees pursuant to the Stock Option Plan are summarized below:


                                           Number of           Number
         Date        Exercise Price   Options Outstanding   Exercisable
     ------------------------------------------------------------------
     Fiscal  1998       $ 15.68              14,672           14,672
     Fiscal  1999   $ 36.82 - $ 51.14        12,093           12,093
     Fiscal  2000       $ 34.50               4,416            4,416
     Fiscal  2003       $ 28.80               4,713            1,885
                                             ------           ------
                                             35,894           33,066
                                             ======           ======

At fiscal year end 2005, there were 8,188 options fully vested and exercisable issued to outside directors outside the Stock Option Plan as summarized as follows:

                                           Number of           Number
         Date        Exercise Price   Options Outstanding   Exercisable
     ------------------------------------------------------------------
     Fiscal  1998       $ 15.68               1,834            1,834
     Fiscal  1999   $ 36.82 - $ 49.09         3,852            3,852
     Fiscal  2002       $ 26.94               1,668            1,668
     Fiscal  2003       $ 28.26                 834              834
                                             ------           ------
                                              8,188            8,188
                                             ======           ======

The stock options have varying vesting schedules ranging up to five years and expire ten years after the date of grant.

The table below summarizes information about stock options outstanding as of the following fiscal years:

                                            2005               2004               2003
                                      ------------------------------------------------------
                                          Weighted           Weighted           Weighted
                                      Average Exercise   Average Exercise   Average Exercise
                                        Shares  Price      Shares  Price      Shares  Price
                                      ------------------------------------------------------
Outstanding at beginning of period      50,753  $29.75     52,475  $30.21     49,125  $29.64
   Granted                                   -       -          -       -      6,667   28.74
   Exercised                                 -       -        (33)  15.68     (2,000)  10.26
   Forfeited/Expired                    (6,671)  25.22     (1,689)  44.86     (1,317)  32.10
                                      ------------------------------------------------------
Outstanding at end of period            44,082  $30.43     50,753  $29.75     52,475  $30.21
                                      ======================================================


Options exercisable at end of period    41,254             45,979             43,549
                                      ========           ========           ========
Shares available for options
   that may be granted                       -                  -            464,523
                                      ========           ========           ========
Weighted-average grant date fair
   value of options granted during
   the period - exercise price equals
   stock market price at grant                  $    -             $    -             $11.64
                                                ======             ======             ======
Weighted-average grant date fair
   value of options granted during
   the period - exercise price exceeds
   stock market price at grant                  $    -             $    -             $    -
                                                ======             ======             ======


The following summarizes all stock options outstanding at fiscal year end
2005:


                                                                                       Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1998 Options     $15.68        16,506        2.1 years          $15.68          16,506         $15.68
1999 Options  $36.82-$51.14    15,945        3.6 years          $45.53          15,945         $45.53
2000 Options     $34.50         4,416        4.7 years          $34.50           4,416         $34.50
2002 Options     $26.94         1,668        6.9 years          $26.94           1,668         $26.94
2003 Options  $28.26-$28.80     5,547        7.2 years          $28.72           2,719         $28.63
                               ------                           ------          ------         ------
                               44,082                           $30.43          41,254         $30.54
                               ======                           ======          ======         ======





17.  DERIVATIVE INSTRUMENTS:

The Company borrows money at variable interest rates which exposes it to risk that interest expense will increase if the benchmark interest rate used to set the variable rates increases. In order to reduce its exposure to this risk, the Company may use derivative instruments (i.e. interest rate swaps agreements) pursuant to established Company policies. As of September 2005 and 2004, the Company had interest rate swap agreements outstanding with notional amounts totaling $10.0 million and $15.0 million, respectively, related to borrowings on the Facility. These interest rate swaps were used to effectively convert certain of the Company's floating rate debt to fixed rate debt. The interest rate swaps outstanding at September 2005 and 2004 are accounted for as cash flow hedges with gains and losses deferred in accumulated other comprehensive income, to the extent the hedge is effective. Any ineffectiveness associated with the interest rate swaps is immediately recognized in earnings within interest expense.

18.  BUSINESS SEGMENTS:

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling and distribution of bottled water products. The retail health food stores' operations are aggregated to comprise the retail segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products, and the methods used to sell the products. The operations of HNWC and TSI (which was acquired in June 2004 ) are aggregated in the beverage segment because such operations have similar economic characteristics and the nature of the products, as well as the methods used to sell and distribute the products. As discussed in Note 2, TBG, a business component of the beverage segment ceased operations on March 31, 2005 and its assets accordingly are included in the "Other" column below. The segments are evaluated on revenues, gross margins, operating income (loss) and income before taxes.



                                  Wholesale
                                 Distribution      Retail       Beverage       Other/2/    Consolidated
                                -----------------------------------------------------------------------
FISCAL YEAR ENDED 2005:
External revenues:
  Cigarettes                    $ 607,263,715   $          -   $         -   $        -   $ 607,263,715
  Health food                               -     34,617,325             -            -      34,617,325
  Confectionery                    56,057,063              -             -            -      56,057,063
  Tobacco, beverage & other       136,725,439              -    11,371,251     (112,094)    147,984,596
                                -----------------------------------------------------------------------
    Total external revenues       800,046,217     34,617,325    11,371,251     (112,094)    845,922,699

Depreciation /1/                    1,254,540        784,353       544,533            -       2,583,426
Amortization                           57,752         58,678       125,128            -         241,558
Operating income (loss)             6,545,206     (3,490,836)  (14,902,691)      13,710     (11,834,611)
Interest expense                      970,275      1,580,033     1,180,843      777,741       4,508,892
Income (loss) from continuing
 operations before taxes            5,616,368     (5,032,199)  (16,083,534)    (764,031)    (16,263,396)
Total assets                       68,484,980     13,012,051    12,417,286    1,394,480      95,308,797
Capital expenditures                2,349,690        115,004       563,882            -       3,028,576







FISCAL YEAR ENDED 2004:
External revenues:
  Cigarettes                    $ 597,310,736   $          -   $         -   $        -   $ 597,310,736
  Health food                               -     32,431,573             -            -      32,431,573
  Confectionery                    55,641,415              -             -            -      55,641,415
  Tobacco, beverage & other       131,901,800              -     4,480,065            -     136,381,865
                                -----------------------------------------------------------------------
    Total external revenues       784,853,951     32,431,573     4,480,065            -     821,765,589

Depreciation /1/                    1,121,873        765,371       303,801            -       2,191,045
Amortization                          177,050         92,004        28,265            -         297,319
Operating income (loss)             8,340,023         90,133    (5,519,647)    (256,664)      2,653,845
Interest expense                    1,118,014      1,213,098       670,412      326,948       3,328,472
Income (loss) from continuing
 operations before taxes            7,754,389     (1,099,671)   (6,182,796)    (570,010)        (98,088)
Total assets                       71,794,523     17,426,436    20,256,937    2,251,967     111,729,863
Capital expenditures                  318,988        591,330       790,455       83,232       1,784,005

FISCAL YEAR ENDED 2003:
External revenues:
   Cigarettes                   $ 564,804,865   $          -   $         -   $         -  $ 564,804,865
   Health food                              -     33,110,706             -             -     33,110,706
   Confectionery                   51,400,977              -             -             -     51,400,977
   Tobacco, beverage & other      119,310,355              -     3,166,353             -    122,476,708
                                -----------------------------------------------------------------------
     Total external revenues      735,516,197     33,110,706     3,166,353             -    771,793,256

Depreciation /1/                    1,192,146        750,071       186,191             -      2,128,408
Amortization                          195,935        187,809             -             -        383,744
Operating income (loss)             8,538,065        503,799    (1,597,662)      (77,659)     7,366,543
Interest expense                    1,397,631      1,384,295       412,313             -      3,194,239
Income (loss) from continuing
 operations before taxes            7,645,028       (847,604)   (2,056,992)      (77,659)     4,662,773
Total assets                       72,589,504     16,778,236     8,192,120     1,939,570     99,499,430
Capital expenditures                  732,411        475,775     1,906,409       114,116      3,228,711


   /1/ Includes depreciation reported in cost of sales for beverage segment. /2/ Includes interest expense previously allocated to TBG (TBG is now included in discontinued operations (see Note 20)), intercompany eliminations and assets related to discontinued operations.

19.  SUBSEQUENT EVENTS:

Disposition of Beverage Business and Related Bank Amendments
------------------------------------------------------------
During fiscal 2005, the Company entered into an amendment to the loan agreement for the Company's revolving credit facility requiring the beverage businesses to be sold or liquidated by December 10, 2005. This timing generally coincided with the original repayment date of December 8, 2005 for two unsecured, subordinate loans, bearing interest at seven percent per annum, made to Trinity Springs, Inc., on August 8, 2005. One of these loans was for the amount of $250,000 from Aristide Investments, L.P., a California limited partnership ("Aristide"). William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder is a partner of Aristide. The other loan was for the amount of $250,000 from Draupnir, LLC, a Delaware limited liability company ("Draupnir"). Allen D. Petersen and Jeremy
W. Hobbs, two of the Company's directors, are members of Draupnir.

In October 2005, the Company entered into a letter of intent ("LOI") with Mr. Wright for the proposed acquisition of 80% of the outstanding common stock of The Healthy Edge, Inc. ("THE") which is currently a direct wholly-owned subsidiary of AMCON. The LOI contemplated that THE would own, at the time of closing of the proposed acquisition, 100% of the equity of Health Food Associates, Inc. (d/b/a Akin's Natural Food Market), Chamberlin's Natural Foods, Inc. (d/b/a Chamberlin's Market and Cafe), and Hawaiian Natural Water

                                   111
Company, Inc. ("HNWC"), as well as the Company's 85% interest in the equity of Trinity Springs, Inc. ("TSI"), each of which are currently direct or indirect subsidiaries of AMCON.

The closing for the purchase of THE stock was expected to occur by December 12, 2005 in order to generally coincide with an amendment to the loan agreement for the Company's revolving credit facility with its bank lenders requiring the bottled water businesses of HNWC and TSI to be sold or liquidated by December 10, 2005.

The negotiations related to this transaction were significantly complicated by, among other things, a ruling in December 2005 by the District Court of the Fifth Judicial District of the State of Idaho which granted the plaintiff's motion for partial summary judgment declaring that the stockholders of Trinity Springs Ltd. (which subsequently changed its name to Crystal Paradise Holdings, Inc.) did not validly approve the sale of its business and assets to TSI (Note 2), AMCON's subsidiary, because the vote of certain shares issued as a dividend should not have been counted. Ultimately, the uncertainty surrounding this matter led to the termination of the LOI in January 2006.

Immediately after the termination of the LOI, the Company's bank lenders granted a waiver of any event of default as a result of the failure to agree to the sale or liquidation of TSI and HNWC. This waiver also encompasses any event of default that would occur if (a) any proceedings in bankruptcy by or against TSI or HNWC commenced, or (b) in the event of the liquidation or reorganization of TSI or HNWC, or (c) in the event of allegations that TSI or HNWC is insolvent or unable to pay its debts as they mature, or (d) the readjustment or arrangement of TSI's or HNWC's debts.

As a result of the litigation and subsequent to September 30, 2005, TSI has not made the originally scheduled installment payments of principal and interest with respect to the two notes (aggregate balance of $3.0 million at September 30, 2005) issued by TSI as part of the purchase price for the asset sale by Crystal Paradise Holdings, Inc. as discussed in Note 2 which was the subject of the failed stockholder vote described above.

The temporary restraining order granted by the Idaho District Court prevents the minority shareholder plaintiff's of CPH from pursuing remedies which they may have under the asset purchase agreement until the litigation discussed below is resolved.

The loan agreement with the bank lenders was amended again on January 9, 2006 to replace all prior financial covenants, which had previously been suspended, with a covenant requiring that consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (excluding TSI, HNWC and The Beverage Group, Inc.) not be less than: (i) $100,000 as of the last day of each month for the one-month period then ending, except for the month ending February 28, 2006 which is permitted to be zero, (ii) $1,100,000 as of March 31, 2006 for the three-month period then ending, (iii) $3,200,000 as of June 30, 2006 for the six-month period then ending, and (iv) $5,500,000 as of September 30, 2006 for the ninth-month period then ending, and (v) $6,500,000 as of December 31, 2006 for the twelve-month period then ending. The amendment also required AMCON and its subsidiaries to hire a turn-around consultant for the beverage businesses acceptable to the agent for the bank lenders by January 31, 2006 and to pay to the agent its customary fees and expenses in exercising its rights under the loan agreement. In addition, the amendment creates a new event of default if AMCON or its subsidiaries makes any payment (in cash or other property) or a judgment is entered against AMCON or its subsidiaries
                                   112
requiring a payment (in cash or other property) to be made under or in connection with the guaranty by AMCON of the TSI acquisition notes or the water royalty under the Asset Purchase Agreement for the sale of TSI assets. The amendment also reduced the monthly payment on Term Note B from $275,000 per month to $100,000 per month until paid in full.

As of June 30, 2006, the Company is in compliance with all such covenants, and based on operating forecasts currently expects to remain in compliance with such covenants with the possible exception of the December 2006 and February 2007 monthly covenants. Further, management is in preliminary negotiations to obtain covenant modifications and to extend the current maturity date of April 2007, on similar terms, and management believes it will be successful in obtaining an extension and covenant modifications.

TSI Litigation Status
---------------------
In December 2005, the District Court of the Fifth Judicial District of the State of Idaho issued a ruling granting the minority shareholder plaintiffs' motion for partial summary judgment declaring that the stockholders of Trinity Spring, Ltd. (which subsequently changed its name to CPH Holdings, Inc. ("CPH"), did not validly approve the sale of its business and assets to AMCON because the vote of certain shares issued as a dividend should not have been counted in the vote. The District Court has not yet ruled on whether monetary damages or rescission of the sale transaction will be ordered as the relief for the lack of shareholder approval for the asset sale transaction, nor has it ruled on the appropriate remedy for any other claim asserted by the parties in this case. However, based on a legal opinion obtained by management from independent legal counsel, to the extent that TSI owned the assets immediately prior to the ruling by the District Court discussed above, and has not otherwise transferred the assets, TSI continues to own the assets. Accordingly, AMCON has continued to account for the operations of TSI as a consolidated subsidiary because the District Court has not taken any action to divest TSI of its ownership of the assets.

Since the District Court's December ruling, the minority shareholder plaintiffs have filed notice with the District Court that they agree that rescission is not feasible. However, the District Court has made no determination as to the appropriate remedy for the lack of shareholder approval of the asset sale transaction or for any other claim asserted by the parties in this matter. Because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed, AMCON'S management, after consulting with the trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and therefore cannot estimate the amount or range of any potential loss.

Series C Convertible Preferred Stock Offering
---------------------------------------------
On March 7, 2006, the Company issued and sold 80,000 shares of its Series C Convertible Preferred Stock to Draupnir Capital, LLC ("Draupnir") the proceeds of which were approximately $2.0 million. The Series C Convertible Preferred Stock is convertible at any time into 146,842 shares of our common stock, subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and certain other events with respect to our common stock. The Certificate of Designations, Preferences and Rights for the Series C

Convertible Preferred Stock provides that the holder of the Series C Preferred Stock, voting separately as a single class, would be entitled to elect one additional director to our Company's Board of Directors. Draupnir designated Jeremy W. Hobbs to serve as such director. On March 29, 2006, Mr. Hobbs was appointed to serve as a Class III director of our Company for an initial term expiring at the annual meeting of stockholders in 2006 or until his earlier resignation, removal from office, death or disability. To accommodate this appointment, the size of our Board of Directors was increased from nine to ten members.


20.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the September 30, 2004 financial statements, Management and the Company's Audit Committee determined that the Company had incorrectly allocated interest expense to one of its wholly-owned subsidiaries that had ceased operations on March 31, 2005 (The Beverage Group, Inc.). Emerging Issues Task Force ("EITF") 87-24 "Allocation of Interest to Discontinued Operations", requires that (a) interest on debt that is to be assumed by the buyer or is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations and (b) the allocation to discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the enterprise is permitted but not required. Any interest allocated to discontinued operations should be determined by a ratio of net assets to total net assets after adjusting for all interest and debt directly attributable to other aspects of the business. The Company allocated interest to its discontinued operation in fiscal 2004 and its quarterly reporting in fiscal 2005 using an invested capital calculation which resulted in higher interest being allocated to discontinued operations than permitted by EITF 87-24. Although indirect interest of $0.1 million would be permitted under EITF 87-24 to be allocated to discontinued operations, the Company has concluded that only direct interest of $0.1 million resulting from debt required to be repaid as part of the discontinuation of the business should be allocated to discontinued operations. Accordingly, the fiscal 2004 financial statements have been restated as shown below. The fiscal 2005 impact of this restatement was corrected in the fourth quarter of fiscal 2005 with the reclassification of $0.5 million of interest expense, net of income tax benefit of $0.3 million from discontinued operations to income (loss) from continuing operations.

A summary of the impact of the interest restatement on fiscal 2004 financial information is set forth in the following table:


Consolidated Statement of Operations
-----------------------------------------------

                                                    As previously
                                                      reported      Corrections     As restated
                                                    -------------   ------------    ------------
Interest expense                                    $   3,001,525   $    326,947    $  3,328,472
Income tax (benefit) expense                              147,000       (111,000)         36,000
(Loss) income from continuing operations                  172,859       (215,947)        (43,088)
Loss from discontinued operations, net of tax          (4,311,406)       215,947      (4,095,459)

Basic (loss) earning per share available to common
 shareholders:
Continuing operations                                        0.23          (0.41)         (0.18)
Discontinued operations                                     (8.17)          0.41          (7.76)
Basic (loss) earnings per share available to
 common shareholders                                        (7.94)             -          (7.94)

Diluted (loss) earnings per share available to
 common shareholders:
Continuing operations                                        0.23          (0.41)         (0.18)
Discontinued operations                                     (7.99)          0.41          (7.76)/1/
Diluted (loss) earnings per share available to
 common shareholders                                        (7.76)             -          (7.94)

/1/ Before this restatement, the impact of the conversion of stock options was dilutive to earnings per share because there was income from continuing operations.  After making the corrections for the restatement, there will now be a loss from continuing operations which makes the impact of the conversion of the stock options antidilutive.  This antidilutive impact results in loss per diluted share of ($7.76).

Consolidated Statement of Cash Flows
----------------------------------------------
Income (loss) from continuing operations            $     172,859   $   (215,947)  $    (43,088)
Net cash flows from operating activities -
 discontinued operations                               (4,260,491)       215,947     (4,044,544)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to ensure that information required to be disclosed in the Company's reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act related rules and forms of the SEC. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, as a result of the material weaknesses described below, the CEO and CFO concluded that our disclosure controls and procedures were not effective, as of September 30, 2005. The Company's management conducted similar evaluations for each fiscal quarter of 2005. While the CEO and CFO had concluded that our disclosure controls and procedures were effective at the time, they now conclude, as a result of the material weaknesses described below, that our disclosure controls and procedures were not effective, as of each of December 31, 2004, March 31, 2005 and June 30, 2005.

To mitigate the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements as of and for the fiscal year ended September 30, 2005, included in this Annual Report on Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In connection with the Company's September 30, 2005 year end audit and physical inventory count at its subsidiary, Hawaiian Natural Water Co., Inc. ("HNWC"), the Company discovered that incorrect accounting entries had been made. The recording of such incorrect entries represent material weaknesses in internal control over financial reporting.

In addition, the Company incorrectly allocated interest expense to one of its wholly-owned subsidiaries that had ceased operations on March 31, 2005 (The Beverage Group, Inc.). Emerging Issues Task Force ("EITF") 87-24 "Allocation of Interest to Discontinued Operations", requires that (a) interest on debt that is to be assumed by the buyer or is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations and
(b) the allocation to discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the enterprise is permitted but not required. Any interest to be allocated to discontinued operations should be determined by a ratio of net assets to total net assets after adjusting for all interest and debt directly attributable to other aspects of the business. The Company allocated interest to its discontinued operation in fiscal 2004 and its quarterly reporting in fiscal 2005 using an invested capital calculation which resulted in higher interest being allocated to discontinued operations than permitted by EITF 87-24.

A material weakness is a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management and the Company's independent registered public accountants identified the following material weaknesses:

     a) The Company did not maintain sufficient levels of appropriately qualified and trained personnel in the accounting office of HNWC, specifically as they related to the integration of new business operations and the application of certain aspects of inventory and manufacturing accounting;

     b) The Company did not maintain sufficient oversight and review of the disclosure controls and procedures of its subsidiaries during fiscal year 2005 to identify the material weaknesses in the internal control over financial reporting at HNWC in a timely manner; and

     c) The Company did not correctly apply the accounting guidance contained in certain Emerging Issues Task Force Applications ("EITF's") relating to the allocation of interest expense to the Company's discontinued operation (TBG).

The following changes in our internal control over financial reporting were made to correct the deficiencies noted above. These changes occurred during fiscal year 2006 and have strengthened our internal control over financial reporting:

     1) AMCON's corporate management terminated the employment of HNWC's then current President and Chief Financial Officer.

     2) AMCON's corporate management hired a new acting president and a qualified accounting consultant at HNWC to investigate the irregularities and guide internal accounting personnel in the application of generally accepted accounting principles related to inventory and production cost accounting.

     3) HNWC management hired accounting staff at HNWC with more experience.

     4) HNWC management is now reviewing all product cost summaries and all inventory cost changes as part of its ongoing internal controls.

     5) AMCON's corporate management implemented procedures to ensure proper review and approval of all adjusting journal entries posted at HNWC, as well as, increasing monthly review of subsidiary financial statements as part of its ongoing internal controls.

     6) The Company has enhanced the training of our accounting staff and required periodic review of a wider variety of current technical accounting literature to obtain a reasonable level of assurance that all appropriate accounting guidance is applied to transactions such as discontinued operations and will retain financial expertise as deemed necessary.



ITEM 9B.  OTHER INFORMATION
None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

The table below sets forth certain information regarding the directors of the Company. The Board of Directors has determined that Messrs. Bentele, Hobbs, Loyack, Mayer, Pestotnik and Petersen, are independent directors of the Company under the listing standards adopted by the American Stock Exchange. All members of the Board of Directors have held their positions with the companies (or their predecessors) set forth under "Principal Occupation" for at least five years, unless otherwise indicated.



                                    Principal                            Director    Term To
Name                  Age           Occupation                            Since      Expires
------------------      -  ----------------------------------------      --------    -------
                                  NOMINEES

Kathleen M. Evans     59    President of the Company                        1986        2006

Jeremy W. Hobbs       45    President and Chief Executive Officer
                             of Draupnir, LLC /1/                           2006        2006

John R. Loyack        43    President and Chief Operating Officer
                             of Compression Polymers Holdings, Inc./2/      2003        2006

Timothy R. Pestotnik  45    Attorney, Partner in the law firm Luce,
                             Forward, Hamilton & Scripps, LLP               1998        2006

                           DIRECTORS CONTINUING IN OFFICE

William F. Wright     64    Chairman and Principal Executive Officer
                             of the Company                                 1986        2007

Christopher H. Atayan 46    Vice Chairman of the Company;
                             Senior Managing Director of Slusser
                             Associates, Inc. /3/                           2004        2008

Allen D. Petersen     65    Chairman of Draupnir LLC /4/                    1993        2008

Raymond F. Bentele    69    Retired, Former Chairman, President and
                             Chief Executive Officer of
                             Mallinckrodt, Inc. /5/                         2002        2008

Stanley Mayer         60    Consultant /6/                                  2002        2007

William R. Hoppner    56    Consultant /7/                                  1994        2007

/1/ Prior to serving in his current position, Mr. Hobbs served as a founding member and executive officer for Draupnir, LLC from 2002 through December 2005. From 1987 to 2002, Mr. Hobbs was an attorney in the law firm of Krasnow, Cornbath and Hobbs in Chicago, IL where he served as managing partner from 1997 to 2002. Mr. Hobbs was appointed to the Board of Directors in March 2006.

/2/ Prior to serving in his current position, Mr. Loyack served as Senior Vice President and Chief Financial Officer and Vice President and Chief Accounting Officer at PNM Resources and Director of Financial Accounting and Reporting for Union Pacific Corporation. Mr. Loyack was appointed to the Board of Directors in September 2003.

/3/ Mr. Atayan has served as Senior Managing Director of Slusser Associates, a New York investment banking firm since 1988. Mr. Atayan was appointed to the Company's Board of Directors in October 2004 and became Vice Chairman of the Company in March 2006.

/4/ Mr. Petersen became Chairman of Draupnir, LLC in June 2002. For over 10 years prior to that time, Mr. Petersen was Chairman and Chief Executive Officer of American Tool Companies, Inc.

/5/ Mr. Bentele served as President and Chief Executive Officer of Mallinckrodt, Inc. from 1981 until his retirement in 1992. He currently serves as a director of The Mosaic Company and Leggett & Platt, Inc.

                                   118
/6/ Since 2002, Mr. Mayer has been a consultant to various companies regarding financial and strategic planning matters. Mr. Mayer served as Chief Financial Officer for Donruss Playoff, Inc. from 2001 to 2002 and as Vice President of Southern Union Company from 1998 through 2001.

/7/ Mr. Hoppner recently served the Company as its Sr. Vice President from February 2004 through April 2006. Prior to that time he was engaged in the private practice of law. From 1999 to 2003, he served in an Of Counsel position to the law firm Rehm and Bennett, P.C. From 1997 through 1998, Mr. Hoppner pursued a political career during which he resigned from our Board of Directors.

The Board of Directors has established and assigned certain responsibilities to an Audit Committee. The members of the Audit Committee are John R. Loyack (Chairman), Timothy R. Pestotnik, and Stanley Mayer. The Board of Directors has determined that all members of the Audit Committee are independent directors under the rules of the Securities and Exchange Commission and under the listing standards of the American Stock Exchange. In addition, the Board of Directors has determined that Mr. Loyack and Mr. Mayer qualify as "audit committee financial experts" under the rules of the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE COMPANY

The Company's day-to-day affairs are managed by its executive officers, who are appointed by the Board of Directors for terms of one year. The Company has entered into employment agreements with Mr. Wright and Ms. Evans each with a term expiring on December 31, 2006. These executive officers are as follows:

    Name             Age                    Position
    ----             ---                    --------
William F. Wright     64                    Chairman of the Board, Director
Christopher H. Atayan 46                    Vice Chairman, Director
Kathleen M. Evans     59                    President, Director
Eric J. Hinkefent     44                    President of CNF and HFA
Andrew C. Plummer     31                    Vice President, Acting Chief
                                            Financial Officer and Assistant
                                             Secretary

WILLIAM F. WRIGHT has served as the Chairman and Chief Executive Officer of AMCON Corporation (the former parent of AMCON) since 1976 and as Chairman of the Company since 1981. From 1968 to 1984, Mr. Wright practiced corporate and securities law in Lincoln, Nebraska. Mr. Wright is a graduate of the University of Nebraska and Duke University School of Law and is a certified public accountant.

CHRISTOPHER H. ATAYAN became the Vice Chairman and Chief Corporate Officer for the Company in March 2006. Mr. Atayan has served the Company as a director since 2004. Mr. Atayan is also a consultant to Draupnir, LLC, the parent of Draupnir Capital, LLC.

KATHLEEN M. EVANS became President of the Company in February 1991. Prior to that time she served as Vice President of AMCON Corporation from 1985 to 1991. From 1978 until 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.

ERIC J. HINKEFENT has served as President of both Chamberlin's Natural Foods, Inc. and Health Food Associates, Inc. since October 2001. Prior to that time he served as President of Health Food Associates, Inc. beginning in 1993. He has also served on the board of The Healthy Edge, Inc. from 1999 through 2003. Mr. Hinkefent is a graduate of Oklahoma State University.

ANDREW C. PLUMMER became Acting Chief Financial Officer of the Company in March 2006. Prior to his appointment as Acting Chief Financial Officer, he served the Company as its Corporate Controller and Manager of SEC Compliance. Prior to joining AMCON in 2004, Mr. Plummer practiced public accounting for approximately 7 years primarily with Deloitte and Touche, LLP and attained the position of Audit Manager. Mr. Plummer is a graduate of Peru State College.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company Common Stock. Officers, directors and greater-than-ten-percent shareowners are required by SEC regulation to furnish the Company with copies of such Section 16(a) reports they file. Based solely upon review of the copies of such reports received by the Company and written representations from each such person who did not file an annual report with the SEC (Form 5) that no other reports were required, the Company believes that there was compliance for the fiscal year ended 2005 with all Section 16(a) filing requirements applicable to the Company officers, directors and greater-than-ten-percent beneficial owners.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Chairman, Vice Chairman, President, Chief Financial Officer, Controller and directors of the Company. In addition, the Company has adopted a Code of Business Conduct and Ethics which includes more extensive requirements than those required by
Section 406 of the Sarbanes Oxley Act of 2002. The Company's Code of Business Conduct and Ethics applies to all of its directors, officers and employees of the Company while section 406 of the Sarbanes Oxley Act of 2002 applies its more limited ethical requirements only to the Company's principal executive officers and controller or senior accounting officer (or persons performing similar functions). A copy of the Code of Ethics is incorporated by reference in this Form 10-K as Exhibit 14.1.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company are paid according to the following annual scale with no payment of meeting fees:

        Audit Committee - Chair         $40,000
        Audit Committee - Member        $35,000
        Nominating Committee - Chair    $35,000
        All Other Outside Directors     $30,000

In addition, all directors are reimbursed for out of pocket expenses related to attending board and committee meetings. Prior to June 2004, the Company had a stock option plan and non-employee directors were eligible to receive awards of nonqualified stock options which entitled them to purchase shares of our common stock at an exercise price equal to the fair market value of the stock on the date of grant. Such option grants were recommended on an annual basis by the Compensation Committee, subject to approval by the Board of Directors. These stock options have varying vesting schedules ranging up to five years and expire ten years after the date of grant. During fiscal year 2005, no stock options were issued to directors.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information regarding the annual and long-term compensation awarded to, earned by or paid by the Company and its subsidiaries to the Company's Chairman and the other four highest paid executive officers of the Company ("Named Executive Officers") for services rendered during fiscal years 2005, 2004 and 2003. No other executive officers of the Company earned salary and bonus in fiscal year 2004 in excess of the disclosure threshold established by federal securities laws.

                       SUMMARY COMPENSATION TABLE


                                                                    Long-Term Compensation
                                                              ---------------------------------
                              Annual Compensation                      Awards           Payouts
                     ---------------------------------------  ------------------------  -------
   (a)               (b)      (c)       (d)       (e)            (f)          (g)         (h)         (i)

                                                              Restricted   Securities
Name and                                        Other Annual    Stock      Underlying    LTIP      All Other
Principal                   Salary     Bonus    Compensation   Award(s)   Options/SARs  Payouts   Compensation
Position             Year     ($)       ($)          ($)  /1/    ($)          (#)        ($) /2/     ($) /3/
------------         ----   -------   -------   ------------  ----------  ------------  -------   ------------
William F. Wright,   2005   435,000      -          63,645        -            -           -         10,428
Chairman             2004   421,730    25,000       63,645        -            -           -          9,933
                     2003   409,450   102,400       63,645        -            -           -          9,095

Kathleen M. Evans,   2005   354,000    25,000         -           -            -           -         10,240
President            2004   331,430   104,430         -           -            -           -          9,417
                     2003   321,710   160,900         -           -            -           -          8,907

William R. Hoppner,  2005   210,000    26,260         -           -            -           -          8,346
Former Sr. Vice      2004   116,667      -            -           -            -           -            -
President /4/

Michael D. James,    2005   172,500    38,000         -           -            -           -          8,424
Former Secretary     2004   167,500    40,000         -           -            -           -          8,285
Treasurer and Chief  2003   162,500    40,000         -           -            -           -          7,379
Financial Officer/5/

Eric J. Hinkefent,   2005   150,000    25,000         -           -            -           -          6,400
President of Health  2004   150,000     5,000         -           -            -           -          6,000
Food Associates,     2003   125,000      -            -           -            -           -          5,103
Inc. and Chamberlin
Natural Foods, Inc.

-------------------------

/1/ Amount for fiscal 2005 consists of (i) the value of split dollar life insurance of $39,645 and (ii) auto allowance of $24,000 for Mr. Wright. No disclosure is required in this column for any other Named Executive Officer pursuant to applicable Securities and Exchange Commission regulations, as the aggregate value of items covered by this column does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown for each respective executive officer named.

/2/ The Company does not have a long-term incentive plan as defined in Item 402 of Regulation S-K under the Securities Exchange Act of 1933, as amended.

/3/ These amounts for fiscal year 2005 consist of (i) contributions to the Company's Profit Sharing Plan of $9,333, $9,333, $8,346, $8,424 and $6,400 for
Mr. Wright, Ms. Evans, Mr. Hoppner, Mr. James and Mr. Hinkefent, respectively, and (ii) the values of term life insurance of $1,095 and $907 for Mr. Wright and Ms. Evans, respectively.

/4/ Mr. Hoppner is now a director of the Company. From February 2004 through April 2006 he served the Company as its Sr. Vice President. His annualized salary during the 2004 was $175,000. Prior to February 2004, Mr. Hoppner provided consulting services to the Company and received consulting fees of $30,000 during fiscal 2004.

/5/ Mr. James resigned his position as Vice President, Chief Financial Officer and Secretary effective March 2006.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

No options were granted during fiscal year 2005 to the Named Executive Officers listed in the Summary Compensation Table.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth certain information concerning options exercised during fiscal year 2005, the number of unexercised options and the value of unexercised options at the end of fiscal year 2005 for the Named Officers listed in the Summary Compensation Table.


      (a)              (b)            (c)              (d)                  (e)
                                                     Number of            Value of
                                                    Securities          Unexercised
                                                    Underlying         In-the-Money
                                                    Unexercised       Options/SARs at
                                                  Options/SARs at       Fiscal Year
                      Shares                     Fiscal Year End(#)      End($)/1/
                     Acquired
                        on            Value          Exercisable/        Exercisable/
Name                Exercise(#)   Realized ($)      Unexercisable       Unexercisable
-----------------   -----------   ------------   ------------------   ------------------
William F. Wright       -0-           -0-                 -                    -
Kathleen M. Evans       -0-           -0-          6,417  /     0        $31,450 /  0
William R. Hoppner      -0-           -0-          1,284  /     0              0 /  0
Michael D. James        -0-           -0-          3,201  /   100        $ 7,342 /  0
Eric J. Hinkefent       -0-           -0-            917  /     0              0 /  0

-------------------

/1/ Based on the difference between the closing sale price of the Company's common stock on September 30, 2005 and the exercise price of the options.

LONG-TERM INCENTIVE PLANS AND OTHER MATTERS

The Company does not maintain a long-term incentive plan or pension plan (as defined in Item 402 of SEC Regulation S-K) for the Named Officers and has not repriced any options or SARs for any Named Officer during the last fiscal year.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with William F. Wright, the Chairman of the Board, and Kathleen M. Evans, President of the Company. Each such agreement has a term expiring on December 31, 2006 and is automatically extended each December 31 for one additional year unless either the Company or the executive delivers a notice of non-extension at least 90 days prior to the scheduled automatic renewal date. Each agreement provides for the payment of a base salary in each year during the term thereof and provides that the executive shall be eligible to receive a bonus based upon performance in an amount determined by the Compensation Committee. As of September 30, 2005, Mr. Wright's base salary is $435,000. Ms. Evans' base salary is $354,000.

The Company has entered into an employment agreement with Eric J. Hinkefent, the President of Health Food Associates, Inc. and Chamberlin Natural Foods, Inc.
                                 123
The agreement has a term expiring on September 30, 2006 and is automatically extended each September 30 for one additional year unless either the Company or the Mr. Hinkefent delivers a notice of non-extension at least 90 days prior to the scheduled automatic renewal date. As of September 30, 2005, Mr. Hinkefent's base salary was $150,000 and the agreement provides that Mr. Hinkefent shall be eligible to receive a bonus of up to a maximum of 75% of his base salary based upon performance as determined by the Compensation Committee.

If an employment agreement terminates due to an executive's disability or death, the executive or his or her personal representative are entitled to receive the executive's base salary for a period of six months following the termination. If an employment agreement is terminated for reasons other than serious misconduct (as defined in the agreements), the terminated executive is entitled to receive a severance package equal to such executive's current base salary plus his or her previous year's bonus. Each executive was also eligible to participate in the Company's 1994 Stock Option Plan, prior to its expiration on June 1, 2004, and in other employee benefit plans maintained by the Company, including health and life insurance plans. Each agreement contains provisions under which the executive has agreed to maintain the confidentiality of information concerning the Company and its affairs and a covenant not to compete with the Company for a period of one year after such executive's employment with the Company terminates.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There were no compensation committee interlocks and no insider participation in compensation decisions during fiscal 2005 that are required to be reported under the rules and regulations of the Securities Exchange Act of 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF OUR COMMON STOCK BY OUR DIRECTORS AND EXECUTIVE OFFICERS AND OTHER PRINCIPAL STOCKHOLDERS

The following table sets forth, as of July 31, 2006, the shares of common stock beneficially owned by each director, each nominee for director, each of the executive officers named in the Summary Compensation Table in this proxy statement, and all present executive officers and directors as a group. The shares beneficially owned by our executive officers and directors, excluding options, account for approximately 40.6% of the total shares outstanding. We believe that all of these shares will be voted "FOR" each nominee for director.

In addition to outstanding shares, executive officers and directors are deemed to beneficially own shares that they may acquire by exercising vested stock options or options that will vest within 60 days of July 31, 2006. While these additional shares are included in the following table, none of these additional shares will be eligible to vote at the Annual Meeting unless the options are exercised prior to the Record Date. The following table also sets forth the beneficial ownership of our common stock by each other person believed by us to beneficially own 5% or more of our outstanding common stock as of July 31, 2006.

                                                         Number of
                                                          Shares                    Percent
                                                        Beneficially                  of
Name of Beneficial Owner                                  Owned                     Class/1/
------------------------                                ------------                -------

DIRECTORS AND EXECUTIVE OFFICERS
----------------------------------
William F. Wright, Director, Chairman of the Board        165,455 /2/                  29.54

Christopher H. Atayan, Director, Vice Chairman and
 and Chief Corporate Officer                                8,169 /3/                   1.55

Kathleen M. Evans, Director, President                     30,839 /4/                   5.78

Eric J. Hinkefent, President of Health Food
  Associates, Inc. and Chamberlin Natural Foods, Inc.         917 /5/                      *

Allen D. Petersen, Director                               239,537 /6/                  32.97

Jeremy W. Hobbs, Director                                 234,307 /7/                  32.39

John R. Loyack, Director                                      834 /8/                      *

Raymond F. Bentele, Director                                  834 /9/                      *

Stanley Mayer, Director                                       834 /10/                     *

Timothy R. Pestotnik, Director                             40,049 /11/                  7.58

William R. Hoppner, Director                               16,961 /12/                  3.21

All executive officers and directors
  as a group (11 persons)                                 466,706                      59.83



OTHER PRINCIPAL STOCKHOLDERS
--------------------------------
Alexander Dawson Foundation                                81,135 /13/                 15.39

Wendy M. Wiseman                                           34,569 /14/                  6.56

Ane Patterson Shields                                      26,797 /15/                  5.08

--------------------------

* Less than 1% of class.

/1/ Unless otherwise noted, each director and executive officer owned his or her shares directly and has sole voting and investment power over his or her shares.

/2/ Includes 10,291 shares of common stock held by AMCON Corporation, over which Mr. Wright has voting and dispositive powers and convertible preferred stock held by Aristide Investments, LP, a family limited partnership controlled by Mr. Wright, which can be converted at any time into 32,992 shares of common stock.

/3/ Consists of 55 shares held directly and shares of convertible preferred stock which can be converted at any time into 8,114 shares of common stock at the option of the holder.

/4/ Includes options to purchase 6,417 shares of common stock at an average exercise price of $20.46 per share which may be exercised currently.

/5/ Consists of options to purchase 917 shares of common stock at an exercise price of $45.68 per share which may be exercised currently.

/6/ Includes 37,849 shares of common stock held by the Lifeboat Foundation, over which Mr. Petersen shares voting power as a director, 2,240 shares held by the 2003 Allen D. Petersen Irrevocable Trust, over which Mr. Petersen has sole voting power as sole trustee and options to purchase 3,118 shares of common stock at an average exercise price of $25.83 per share which may be exercised currently. Also includes convertible preferred stock held by Draupnir, LLC and Draupnir Capital, LLC, over which Mr. Petersen shares voting power as an officer and director, which can be converted at any time into 196,330 shares of common stock at the option of the holder.

/7/ Includes 37,849 shares of common stock held by the Lifeboat Foundation, over which Mr. Hobbs shares voting power as a director. Also includes convertible preferred stock held by Draupnir, LLC and Draupnir Capital, LLC, over which Mr. Hobbs shares voting power as an officer and director, which can be converted at any time into 196,330 shares of common stock at the option of the holder.

/8/ Consists of options to purchase 834 shares of common stock at an exercise price of $28.26 per share which may be exercised currently.

/9/ Consists of options to purchase 834 shares of common stock at an exercise price of $27.00 per share which may be exercised currently.

/10/ Consists of options to purchase 834 shares of common stock at an exercise price of $26.88 per share which may be exercised currently.

/11/ Includes 37,849 shares of common stock held by the Lifeboat Foundation, over which Mr. Pestotnik shares voting power as a director, and options to purchase 1,284 shares of common stock at an average exercise price of $40.33 per share which may be exercised currently.

/12/ Includes options to purchase 1,284 shares of common stock at an average exercise price of $40.33 per share which may be exercised currently.

/13/ The information provided in this table is based on the Schedule 13D filed with the Securities and Exchange Commission on November 12, 2004. Consists of convertible preferred stock which can be converted at any time into 81,135 shares of common stock at the option of the holder. 4045 South Spencer Street, Suite 312, Las Vegas, NV 89119.

/14/ 9489 North 135th Way, Scottsdale, AZ  85259.

/15/ 3055 St. Thomas Drive, Missoula, Montana 59803.

EQUITY COMPENSATION PLAN INFORMATION. The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of September 30, 2005:

                                      (a)                     (b)                        (c)

                                                                                 Number of securities
                              Number of securities                               remaining available
                               to be issued upon       Weighted-average          for future issuance
                            exercise of outstanding     exercise price of     under equity compensation
                               options, warrants      outstanding options,   plans (excluding securities
Plan category                      and rights          warrants and rights     reflected in column (a))
-------------------------   -----------------------   --------------------   ---------------------------
Equity compensation plans
 approved by security
 holders/1/                         35,894                   $ 30.33                     -

Equity compensation plans
 not approved by security
 holders/2/                          8,188                   $ 30.85                     -
                             ----------------------   --------------------   ---------------------------
Total....................           44,082                   $ 30.43                     -
                             ======================   ====================   ===========================

-----------------------

/1/ The Company's 1994 Stock Option Plan allowed for the issuance of up to 550,000 shares of common stock. On June 1, 2004, the 1994 Stock Option Plan expired. The Compensation Committee is evaluating various equity based compensation programs to be implemented in the future.

/2/ Represents stock options to purchase 8,188 shares of common stock issued to non-employee directors as described in Item 11 "Compensation of Directors" of this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William F. Wright, Kathleen M. Evans, Allen D. Petersen and Jeremy W. Hobbs are officers, directors or stockholders of AMCON Corporation which is engaged in the beer distribution business in eastern Nebraska through a wholly owned subsidiary. AMCON Corporation provides the Company with offices and administrative services and the Company reimburses AMCON Corporation for a proportionate share of the costs of these offices and services based upon our respective usages. The Company paid AMCON Corporation $72,000 during fiscal 2005 under this arrangement and plans to continue to pay $72,000 during fiscal 2006. The Company believes the terms on which AMCON Corporation supplies these offices and services to the Company are no less favorable than would otherwise be available from unaffiliated parties.

On December 14, 2004, Mr. Petersen extended a revolving credit facility to Trinity Springs, Inc., a subsidiary of the Company ("Trinity"), in a principal amount of up to $1,000,000 at an interest rate of 8% per annum with an initial advance of $500,000. The credit facility matured on December 14, 2005. The Company owns 85% of the issued and outstanding common stock of Trinity.

Concurrent with executing this credit facility and to induce Mr. Petersen to extend this loan to Trinity, the Company, Mr. Petersen and Trinity entered into an Intercreditor Agreement, dated as of December 14, 2004, pursuant to which the Company agreed to allow Mr. Petersen to receive a second mortgage on Trinity's real property on an equal basis with the Company's existing second mortgage on Trinity's real property. The loan is currently in default.

                                     127
On March 30, 2005, AMCON Corporation, a company controlled by Mr. Wright, Mr. Petersen and Ms. Evans, loaned Trinity $500,000 under an unsecured, subordinated promissory note that was due in June 2005 and extended to December 2005. The loan is currently in default.

On August 8, 2005, Aristide Investments, LP, a family partnership controlled by Mr. Wright, loaned Trinity $250,000 under an unsecured, subordinated promissory note that was due in December 2005. At the same time, Draupnir, LLC, a company controlled by Mr. Petersen and Mr. Hobbs, loaned Trinity $250,000 under an unsecured, subordinated promissory note that was due in December 2005. In addition, during October and November 2005, Draupnir, LLC loaned Trinity an additional $750,000 under unsecured promissory notes that were due in December 2005. The Aristide Investments, LP and Draupnir, LLP loans are currently in default.

On March 7, 2006, the Company issued and sold 80,000 shares of Series C Convertible Preferred Stock, par value $0.01 per share, at $25 per share in a private placement under Section 4(2) of the Securities Act of 1933, as amended, to Draupnir Capital, LLC, a company controlled by Mr. Petersen and Mr. Hobbs, members of the Company's Board of Directors. The proceeds from the sale of the Series C Convertible Preferred Stock was used to pay down debt associated with the Company's existing revolving credit facility. In accordance with the Securities Purchase Agreement related to the issuance of the Series C Convertible Preferred Stock, the Company agreed that Draupnir Capital, LLC could appoint one director to the Board. Draupnir Capital, LLC selected Jeremy
W. Hobbs who is President and Chief Executive Officer of Draupnir Capital, LLC. Mr. Atayan, Vice Chairman of AMCON provides consulting services to Draupnir, LLC the parent company of Draupnir Capital, LLC.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were billed to the Company by Deloitte and Touche LLP ("D&T") for professional services for fiscal 2005 and 2004, respectively.

AUDIT FEES. D&T billed the Company a total $842,944 and $235,185 in fiscal 2005 and 2004, respectively, for professional services rendered for the audit of the Company's annual financial statements for those fiscal years, to review the Company's interim financial statements included in its Quarterly Reports on Form 10-Q filed with the SEC during those years and to amend the Annual Report on Form 10-K for 2004 during fiscal 2005.

AUDIT-RELATED FEES. D&T billed the Company $14,982 and $65,731 in fiscal 2005 and 2004, respectively, for audit-related services. Audit-related services generally include fees for the audits of the Company's employee benefit plans and fees incurred in connection with business acquisitions and compliance with the Sarbanes-Oxley Act and related regulatory matters.

TAX FEES. In fiscal 2005 and 2004, D&T billed the Company $135,151 and $26,850, respectively, for tax services. Tax services consisted primarily of preparation of tax returns, research and general advice relating to tax issues and compliance.

ALL OTHER FEES. D&T billed the Company $39,510 and $0 in fiscal 2005 and 2004, respectively, for services rendered to the Company, other than the services described under the above captions. These services consisted primarily of advice relating to internal control documentation.

The Audit Committee approved all services provided by D&T during fiscal year 2005 and 2004 and has determined that the provision of these services did not adversely affect D&T's independence. It is currently the policy of the Audit Committee to review and approve all services provided by D&T to the Company.

                            PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits

    (1) Financial Statements

        The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, page 69.

    (2) Financial Statement Schedules
        Schedule II - Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements,
        Item 8, or notes thereto.

    (3) Exhibits

2.1 Asset Purchase Agreement, dated April 24, 2004, between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.
     (incorporated by reference to Exhibit 2.8 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

2.2 First Amendment to Asset Purchase Agreement dated June 17, 2004 between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 2.9 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.1 Restated Certificate of Incorporation of the Company, as amended May 11, 2004 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.2  Amended and Restated Bylaws of the Company dated April 5, 2006

3.3 Second Corrected Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Securities of AMCON Distributing Company dated August 5, 2004 (incorporated by reference to Exhibit 3.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Securities of AMCON Distributing Company dated October 8, 2004 (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

3.5 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock dated March 6, 2006 (incorporated by reference to Exhibit 4.1 of AMCON's Current Report on Form 8-K filed on March 13,
     2006)


                                 129
4.1  Specimen Common Stock Certificate (incorporated by reference to Exhibit
     4.1 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

4.2 Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.3 Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.4 Specimen Series C Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Current Report on Form 8-K filed on March 13, 2006)

4.5 Securities Purchase Agreement dated June 17, 2004 between AMCON Distributing Company, William F. Wright and Draupnir, LLC (incorporated by reference to Exhibit 4.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.6 Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.7 Securities Purchase Agreement dated March 3, 2006 between AMCON Distributing Company and Draupnir Capital, LLC. (incorporated by reference to Exhibit 4.3 of AMCON's Current Report on Form 8-K filed on March 13, 2006)

10.1 Amended and Restated Loan and Security Agreement, dated September 30, 2004, between the Company and LaSalle National Bank, as agent (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.2 Revised First Amendment To Amended and Restated Loan and Security Agreement, dated April 14, 2005 (incorporated by reference to Exhibit
      10.2 of AMCON's Form 10-Q filed on May 27, 2005)

10.3 Revised Second Amendment to Amended and Restated Loan and Security Agreement, dated May 23, 2005 (incorporated by reference to Exhibit
      10.3 of AMCON's Quarterly Report on Form 10-Q filed on May 27, 2005)

10.4 Third Amendment to Amended and Restated Loan and Security Agreement, dated August 12, 2005 (incorporated by reference to Exhibit 10.4 of AMCON's Quarterly Report on Form 10-Q filed on August 22, 2005)

10.5 Fourth Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated January 9, 2006

10.6 Fifth Amendment to Amended and Restated Loan and Security Agreement, dated February 8, 2006

10.7 Sixth Amendment to Amended and Restated Loan and Security Agreement, dated March 3, 2006 (incorporated by reference to Exhibit
      10.1 of AMCON's Current Report on Form 8-K filed on March 13, 2006)

                                 130
10.8 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)*

10.9 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

10.10 Employment Agreement, dated May 22, 1998, between the Company and William F. Wright (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)*

10.11 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)*

10.12 Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.13 Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.14 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit
      10.13 of AMCON's Quarterly Report on Form 10-Q filed on August 11,
      2003)

10.15 Swap Transaction Confirmation ($10,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.16 Promissory Note ($2,828,440), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit
      10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.17 Promissory Note ($500,000), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit
      10.16 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.18 Security Agreement, dated June 17, 2004 by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.(incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.19 Shareholders Agreement, dated June 17,2004, by and between TSL Acquisition Corp, AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.18 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)


                                 131


10.20 Guaranty and Suretyship Agreement, dated June 17, 2004, by and between AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.19 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.21 Mortgage, dated June 17, 2004, by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.(incorporated by reference to Exhibit 10.20 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.22 Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.23 Unconditional Guaranty, dated as of September 30, 2004 between William
      F. Wright and LaSalle Bank, N.A.(incorporated by reference to Exhibit
      3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.24 Secured Promissory Note ($1,000,000), dated December 14, 2004, issued by Trinity Springs, Inc. to Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.25 Modification and Extension of Second Lien Commercial Mortgage, Assignment of Leases and Rents, and Fixture Filing, dated as of December 14, 2004 between Trinity Springs, Inc. and Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.26 Term Real Estate Promissory Note, dated December 21, 2004, issued by AMCON Distributing Company to M&I (formerly Gold Bank) (incorporated by reference to Exhibit 10.21 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.27 Term Equipment Promissory Note, dated December 21, 2004 issued by AMCON Distributing Company to M&I (incorporated by reference to Exhibit 10.22 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.28 One Hundred Eighty Day Redemption Mortgage and Security Agreement by and between AMCON Distributing Company and M&I (incorporated by reference to Exhibit 10.23 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.29 Security Agreement by and between AMCON Distributing Company and M&I (incorporated by reference to Exhibit 10.24 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.30 Promissory Note, dated March 30, 2005 issued by Trinity Springs, Inc. to Nebraska Distributing Company (incorporated by reference to Exhibit
      10.28 of AMCON's quarterly report on Form 10-Q filed on August 22,
      2005)

10.31 Subordinated Promissory Note, dated August 8, 2005 issued by Trinity Springs, Inc. to Draupnir, LLC (incorporated by reference to
      Exhibit 10.29 of AMCON's quarterly report on Form 10-Q filed on August 22, 2005)
                                     132
10.32 Subordinated Promissory Note, dated August 8, 2005 issued by Trinity Springs, Inc. to Aristide Investments, L.P.(incorporated by reference to Exhibit 10.30 of AMCON's quarterly report on Form 10-Q filed on August 22, 2005)

10.33 Subordination Agreement, dated as of August 8, 2005, among Trinity Springs, Inc., Artiside Investment L.P., and Draupnir, LLC
      (incorporated by reference to Exhibit 10.31 of AMCON's quarterly report on Form 10-Q filed on August 22, 2005)

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

23.1  Consent of Independent Registered Public Accounting Firm

31.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2 Certification by Andrew C. Plummer, Vice President and Acting Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by William F. Wright, Chairman and Principal Executive Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Andrew C. Plummer, Vice President and Acting Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

* Represents management contract or compensation plan or arrangement.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 21st day of August 2006.


                                       AMCON DISTRIBUTING COMPANY



                                       By: /s/ William F. Wright
                                       -------------------------
                                       William F. Wright, Chairman


                                     133




Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 21st day of August 2006.

       Signature                                Title
       ---------                                -----


/s/ William F. Wright             Chairman of the Board (Principal Executive
------------------------            Officer) and Director
William F. Wright


/s/ Christopher H. Atayan         Vice Chairman, Chief Corporate Officer
------------------------            and Director
Christopher H. Atayan


/s/ Kathleen M. Evans             President and Director
------------------------
Kathleen M. Evans


/s/ Andrew C. Plummer             Vice President and Acting Chief Financial
------------------------            Officer (Principal Financial and
Andrew C. Plummer                   Accounting Officer)


/s/ Allen D. Petersen             Director
------------------------
Allen D. Petersen


/s/ Jeremy W. Hobbs               Director
------------------------
Jeremy W. Hobbs


/s/ John R. Loyack                Director
------------------------
John R. Loyack


/s/ Raymond F. Bentele            Director
------------------------
Raymond F. Bentele


/s/ Stanley Mayer                 Director
------------------------
Stanley Mayer

                                    134








/s/ Timothy R. Pestotnik          Director
------------------------
Timothy R. Pestotnik


/s/ William R. Hoppner            Director
------------------------
William R. Hoppner



                                    135













































REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AMCON Distributing Company:

We have audited the consolidated financial statements of AMCON Distributing Company and its subsidiaries (the "Company") as of September 30, 2005 and September 24, 2004, and for each of the three fiscal years ended September 30, 2005, September 24, 2004 and September 26, 2003, and have issued our report thereon dated August 21, 2006, which report expresses an unqualified opinion and includes explanatory paragraphs relating to the uncertainty surrounding the TSI litigation and the restatement of the Company's 2004 consolidated statements of operations and cash flows; such consolidated financial statements are included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note (A), the 2004 consolidated financial statement schedule has been restated.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 21, 2006


                                   S-1































                         AMCON Distributing Company
                  Consolidated Financial Statement Schedule



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                 Net
                                                               Amounts
                           Balance at           Provision    (Written Off)         Balance at
   Description         Beginning of Period      (Benefit)      Recovered          End of Period
------------------    ----------------------    ---------    -------------    -----------------------
Allowance for
 doubtful accounts    Sep 27, 2002   641,474      166,417        27,725       Sep 26, 2003    835,616
                      Sep 26, 2003   835,616     (115,084)     (126,256)      Sep 24, 2004    594,276 (A)
                      Sep 24, 2004   594,276      448,731      (464,577)      Sep 30, 2005    578,430
Allowance for
 inventory
 obsolescence         Sep 27, 2002   262,215        71,035      (21,000)      Sep 26, 2003    312,250
                      Sep 26, 2003   312,250        99,474            -       Sep 24, 2004    411,724
                      Sep 24, 2004   411,724       247,516      (33,520)      Sep 30, 2005    625,720




Note:
(A) Subsequent to the issuance of the consolidated financial schedule, management identified that the allowance for doubtful accounts at September 30, 2004 incorrectly included TBG's allowance for doubtful accounts. TBG is a former component of the beverage segment which discontinued its operations in March 2005. Management previously reported an incorrect provision (benefit) and fiscal year 2004 ending balance of ($12,757) and $696,603, respectively. Accordingly, the 2004 amounts have been restated from the amounts previously reported.






                                   S-2