Form 10-Q
period 2005-12-31
AMCON DISTRIBUTING CO
filed 2006-10-02
CIK 928465

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2005

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

                        Yes            No     X
                             -------       -------
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer      Non-accelerated filer  X
                       ----                  ----                        ----

The Registrant had 527,062 shares of its $.01 par value common stock outstanding as of September 25, 2006.




                                                                Form 10-Q
                                                               1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          December 31, 2005 (unaudited)and September 30, 2005             3

          Condensed consolidated unaudited statements of operations
          for the three months ended December 31, 2005 and
          2004 (as restated)                                              4

          Condensed consolidated unaudited statements of cash flows
          for the three months ended December 31, 2005 and
          2004 (as restated)                                              5

          Notes to condensed consolidated unaudited
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  26

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     37

Item 4.   Controls and Procedures                                        38

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              40

Item 1A.  Risk Factors                                                   40

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    40

Item 3.   Defaults Upon Senior Securities                                40

Item 4.   Submission of Matters to a Vote of Security Holders            40

Item 5.   Other Information                                              40

Item 6.   Exhibits                                                       41






                                     2




PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                December 31, 2005 and September 30, 2005
-------------------------------------------------------------------------------------------------------
                                                                    December 2005     September 2005
                                                                     (Unaudited)
                                                                     ------------     --------------
                  ASSETS
Current assets:
  Cash                                                               $  1,531,932       $    546,273
  Accounts receivable, less allowance for doubtful
    accounts of $0.6 million and $0.6 million, respectively            26,542,129         28,650,183
  Inventories                                                          29,084,580         24,640,522
  Deferred income taxes                                                 1,642,212          1,642,212
  Current assets of discontinued operations                                   379              2,988
  Prepaid and other current assets                                      4,728,658          5,316,065
                                                                     ------------       ------------
       Total current assets                                            63,529,890         60,798,243

Property and equipment                                                 17,200,258         17,637,810
Deferred income taxes                                                   6,843,926          6,300,503
Goodwill                                                                5,848,808          5,848,808
Other intangible assets                                                 3,454,601          3,464,534
Other assets                                                            1,266,735          1,258,899
                                                                     ------------       ------------
                                                                     $ 98,144,218       $ 95,308,797
                                                                     ============       ============
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                   $ 19,614,014       $ 17,701,544
  Accrued expenses                                                      4,992,323          5,510,371
  Accrued wages, salaries and bonuses                                     877,201          1,707,687
  Income taxes payable                                                          -            118,798
  Current liabilities of discontinued operations                          526,397            536,026
  Current portion of revolving credit facility                          1,432,000          1,432,000
  Current portion of long-term debt                                     1,259,013          1,219,295
  Current portion of long-term debt due related party                   2,750,000          2,000,000
                                                                     ------------       ------------
       Total current liabilities                                       31,450,948         30,225,721
                                                                     ------------       ------------

Revolving credit facility, less current portion                        50,925,182         47,730,388
Water royalty, in perpetuity                                            2,807,000          2,807,000
Long-term debt, less current portion                                   10,158,446         10,478,116
Minority interest                                                               -                  -

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645          1,857,645

Commitments and contingencies (Note 12)

Shareholders' equity (deficiency):
  Preferred stock, $.01 par, 1,000,000 shares authorized,
    none outstanding                                                            -                  -
  Common stock, $.01 par value, 3,000,000
    shares authorized, 527,062 shares outstanding                           5,271              5,271
  Additional paid-in capital                                            6,233,476          6,218,476
  Accumulated other comprehensive income,
    net of tax of $0.1 million in 2005 and 2004                            83,165            101,294
  Accumulated deficit                                                  (7,815,270)        (6,553,469)
                                                                     ------------       ------------
          Total shareholders' deficiency                               (1,493,358)          (228,428)
                                                                     ------------       ------------
                                                                     $ 98,144,218       $ 95,308,797
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                   3

                                AMCON Distributing Company and Subsidiaries
                          Condensed Consolidated Unaudited Statements of Operations
                            for the three months ended December 31, 2005 and 2004
----------------------------------------------------------------------------------------------------------
                                                                               2005             2004
                                                                                            (As restated
                                                                                             see notes
                                                                                             1 and 13)
                                                                           -------------    -------------
Sales (including excise taxes of
 $48.2 million and $49.6 million,
 respectively)                                                             $ 200,652,786    $ 214,386,628

Cost of sales                                                                186,897,247      199,033,405
                                                                           -------------    -------------
Gross profit                                                                  13,755,539       15,353,223
                                                                           -------------    -------------

Selling, general and administrative expenses                                  13,737,567       13,933,125
Depreciation and amortization                                                    542,030          662,766
                                                                           -------------    -------------
                                                                              14,279,597       14,595,891
                                                                           -------------    -------------
Operating (loss) income                                                         (524,058)         757,332
                                                                           -------------    -------------
Other expense (income):
   Interest expense                                                            1,239,481        1,076,082
   Other income, net                                                             (20,781)         (59,389)
                                                                           -------------    -------------
                                                                               1,218,700        1,016,693
                                                                           -------------    -------------
Loss from continuing operations
  before income taxes                                                         (1,742,758)        (259,361)

Income tax benefit                                                              (635,000)         (65,000)

Minority interest                                                                      -          (97,100)
                                                                           -------------    -------------
Loss from continuing operations                                               (1,107,758)         (97,261)

Loss from discontinued operations, net of
 income tax benefit of $0.2 million in 2004                                      (79,176)        (366,782)
                                                                           -------------    -------------
Net loss                                                                      (1,186,934)        (464,043)

Preferred stock dividend requirements                                            (74,867)         (72,481)
                                                                           -------------    -------------
Net loss available to common shareholders                                  $  (1,261,801)   $    (536,524)
                                                                           =============    =============
   Basic (loss) earnings per share
     available to common shareholders:
      Continuing operations                                                $       (2.24)   $       (0.32)
      Discontinued operations                                                      (0.15)           (0.70)
                                                                           -------------    -------------
      Net basic (loss) earnings per share
       available to common shareholders                                    $       (2.39)   $       (1.02)
                                                                           =============    =============
   Diluted (loss) earnings per share
     available to common shareholders:
      Continuing operations                                                $       (2.24)   $       (0.32)
      Discontinued operations                                                      (0.15)           (0.70)
                                                                           -------------    -------------
      Net diluted (loss) earnings per share
        available to common shareholders                                   $       (2.39)   $       (1.02)
                                                                           =============    =============

Weighted average shares outstanding:
  Basic                                                                          527,062          527,062
  Diluted                                                                        527,062          527,062


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.


                                4


                                AMCON Distributing Company and Subsidiaries
                         Condensed Consolidated Unaudited Statements of Cash Flows
                             for the three months ended December 31, 2005 and 2004
----------------------------------------------------------------------------------------------------------
                                                                                2005            2004
                                                                                            As restated
                                                                                            See Notes 1
                                                                                               And 13
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (1,186,934)   $   (464,043)
  Deduct: Loss from discontinued operations, net of tax                          (79,176)       (366,782)
                                                                            ------------    ------------
 Loss from continuing operations                                              (1,107,758)        (97,261)

  Adjustments to reconcile loss from
   continuing operations to net cash flows
   from operating activities:
     Depreciation                                                                586,559         656,294
     Stock based compensation                                                     15,000               -
     Amortization                                                                  9,933          60,936
    (Gain) loss on sale of property and equipment                                  3,036          (7,082)
     Deferred income taxes                                                      (543,423)       (277,224)
     Provision for losses on doubtful accounts                                         -          51,537
     Provision for losses on inventory obsolescence                               89,521          99,111
     Minority interest                                                                 -         (97,100)

  Changes in assets and liabilities,
   net of effect of acquisitions:
     Accounts receivable                                                       2,108,054       2,618,764
     Inventories                                                              (4,533,579)        109,203
     Other current assets                                                        569,278        (456,528)
     Other assets                                                                 (7,836)         80,247
     Accounts payable                                                          1,912,470      (5,593,757)
     Accrued expenses and accrued wages, salaries and bonuses                 (1,378,534)      1,062,542
     Income taxes payable and receivable                                        (118,798)        206,786
                                                                            ------------    ------------
Net cash flows from operating activities - continuing operations              (2,396,077)     (1,583,532)
Net cash flows from operating activities - discontinued operations               (86,196)       (645,880)
                                                                            ------------    ------------
Net cash flows from operating activities                                      (2,482,273)     (2,229,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (151,642)     (1,520,843)
  Proceeds from sales of property and equipment                                   29,599          16,500
  Other                                                                                -          (6,476)
                                                                            ------------    ------------
  Net cash flows from investing activities - continuing operations              (122,043)     (1,510,819)
  Net cash flows from investing activities - discontinued operations                   -         (21,569)
                                                                            ------------    ------------
  Net cash flows from investing activities                                      (122,043)     (1,532,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on revolving credit facility                                  3,194,794      13,621,209
  Net proceeds from preferred stock issuance                                           -       1,857,645
  Proceeds from borrowings of long-term debt                                     750,000       1,272,667
  Dividends paid on preferred stock                                              (74,867)        (72,481)
  Principal payments on long-term debt and subordinated debt                    (279,952)    (11,146,920)
  Debt issue costs                                                                     -        (446,643)
                                                                            ------------    ------------
  Net cash flows from financing activities - continuing operations             3,589,975       5,085,477
  Net cash flows from financing activities - discontinued operations                   -        (835,080)
                                                                            ------------    ------------
  Net cash flows from financing activities                                     3,589,975       4,250,397

Net change in cash                                                               985,659         488,597

Cash, beginning of period                                                        546,273         416,073
                                                                            ------------    ------------
Cash, end of period                                                         $  1,531,932    $    904,670
                                                                            ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                  $  1,162,291    $  1,012,476
  Cash (refunded) paid during the period
    for income taxes                                                             (26,890)       (206,786)

The accompanying notes are an integral part of these condensed consolidated unaudited financial
statements.                           5

                  AMCON Distributing Company and Subsidiaries
         Notes to Condensed Consolidated Unaudited Financial Statements
                          December 31, 2005 and 2004
----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

AMCON Distributing Company and Subsidiaries ("AMCON" and "the Company") is primarily engaged in the wholesale distribution of consumer products in the Great Plains and Rocky Mountain regions. In addition, the Company operates thirteen retail health food stores in Florida and the Midwest and a non-alcoholic beverage business that includes a natural artesian water bottling operation in the State of Hawaii and a geothermal water and natural mineral supplement bottler in Idaho.

AMCON's wholesale distribution business ("ADC") includes five distribution centers that sell approximately 13,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

AMCON also operates six retail health food stores in Florida under the name Chamberlin's Market & Cafe (Chamberlin's) and seven in the Midwest under the name Akin's Natural Foods Market (Akin's). These stores carry natural supplements, groceries, health and beauty care products and other food items.

In addition, AMCON operates a non-alcoholic beverage business which, at December 31, 2005, consisted of Hawaiian Natural Water Company, Inc. ("HNWC") and Trinity Springs, Inc. ("TSI"). HNWC bottles natural artesian water from an exclusive source located on the Big Island of Hawaii and bottles purified drinking water on the island of Oahu. HNWC currently markets its products primarily in the State of Hawaii, but has expanded marketing to the mainland United States and certain international markets. TSI bottled geothermal water and a natural mineral supplement and distributed HNWC water products and other premium beverages in the health food distribution channel.
As described further in Notes 2 and 14, TSI ceased on-going operations in March 2006.

As previously disclosed in the Company's Fiscal 2005 Annual Report on
Form 10-K and described in Note 13 to the Condensed Consolidated Unaudited Financial Statements, the financial statements for the three month fiscal period ended December 31, 2004, included within this quarterly report, have been restated. The restatement reflects the impact of errors made in certain interest expense allocations to The Beverage Group, Inc. ("TBG"), which ceased operations in March 2005, and inventory production accounting errors made at HNWC during, both of which occurred in fiscal 2005.

Results for the interim period are not necessarily indicative of results to be expected for the entire year.

The accompanying condensed consolidated unaudited financial statements include the accounts of AMCON. As a result of its 85% ownership in TSI, the Company has included its operating results in the accompanying consolidated financial statements and has presented the 15% non-owned interest in this subsidiary as a minority interest. However, the Company suspended the allocation of TSI's losses to minority shareholders once their basis was reduced to zero because the minority shareholders have not guaranteed TSI's debt or committed additional capital to TSI. As described further in Note 12, the Company is currently involved in litigation regarding its ownership of the assets acquired by TSI. Given the uncertainty surrounding the potential rescission alternatives and the relative accounting ramifications, the Company engaged independent legal counsel to review the case documents and to provide Management an opinion regarding the ownership of TSI's assets as of September 30, 2005. Independent legal counsel concluded that the court has not taken any action to divest TSI of its ownership of the acquired assets and accordingly, to the extent that TSI owned the assets immediately prior to the issuance of the court order as discussed in Note 12, and has not otherwise transferred the assets, TSI continues to own the assets. As a result, the Company continues to account for TSI as a consolidated subsidiary.

All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
In the opinion of Management, the accompanying condensed consolidated unaudited financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. The Company believes that although the disclosures are adequate to prevent the information presented from being misleading, these condensed consolidated unaudited financial statements should be read in conjunction with the Company's annual audited consolidated financial statements for the year ended September 30, 2005, as filed with the Securities and Exchange Commission on Form 10-K ("2005 Annual Report").

For convenience, the first fiscal quarters of 2006 and 2005 have been referred to throughout this quarterly report as December 2005 and 2004, respectively. During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.
As a result of this change, the first quarter of fiscal 2005 includes
14 weeks of operations compared to 13 weeks of operations in the first quarter of fiscal 2006. The additional week of operations in fiscal 2005 increased sales, gross profit and net income by approximately $14.3 million, $0.8 million and $0.1 million, respectively.

Stock-based Compensation
------------------------
Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan which provided that the Compensation Committee of the Board of Directors granted incentive stock options and non-qualified stock options.

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (SFAS
123R), Shared Based Payment. The Company chose to apply the modified prospective transition method as permitted by SFAS 123(R)and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the quarter ended December 31, 2005 includes amortization related to the remaining unvested portion of stock option awards granted prior to September 30, 2005. Accordingly, the Company recorded $15,000 of compensation expense (included in selling, general and administrative expenses) in the quarter ended December 31, 2005 related to stock options. Prior to the adoption of SFAS 123(R), the Company accounted for these plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion 25, no compensation cost associated with stock options was reflected in net (loss) income available to common shareholders, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share for the quarter ended December 31, 2004, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   For the three months
                                                      ended December
                                                        -----------
                                                            2004
                                                        -----------
Net (loss) earnings available to
common shareholders
===============================

Net loss available to
 common shareholders, as reported                       $  (536,524)

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                               (22,594)
                                                        -----------
Pro forma net (loss)                                    $  (559,118)
                                                        ===========

Net (loss) earnings per share available to
common shareholders
=========================================

As reported: Basic                                      $     (1.02)
                                                        ===========
             Diluted                                    $     (1.02)
                                                        ===========

Pro forma:   Basic                                      $     (1.06)
                                                        ===========
             Diluted                                    $     (1.06)
                                                        ===========

2.  DISPOSITIONS

The Beverage Group, Inc.
------------------------
Effective March 31, 2005, the Company's subsidiary, The Beverage Group, Inc. ("TBG") which represented the beverage marketing and distribution component of the beverage segment, ceased on-going operations due to recurring losses since its inception in December 2002. At that time all TBG employees were terminated and the Company outsourced various responsibilities in order to maximize the value of the assets by collecting receivables and evaluating its payables. Our water bottling manufacturing subsidiaries in Hawaii (HNWC) and Idaho (TSI) are also part of the Company's beverage segment. HNWC and TSI were not affected by the closure of TBG's operations. However, TSI also ceased on-going operations in March 2006 for reasons unrelated to the closure of TBG as discussed in Note 14. TSI has been included in continuing operations for the fiscal period ended December 31, 2005 as its business operations were in active production during this period.

The TBG transaction has been reflected in discontinued operations in the condensed consolidated unaudited financial statements in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", as it represents a component of an entity in which the operations and cash flows have (or will be) eliminated from the ongoing operations and the Company will not have any significant continuing involvement in the operations of TBG.

Sales from the discontinued operations, which have been excluded from income
(loss) from continuing operations in the accompanying condensed consolidated unaudited statements of operations for the three month periods ended
December 31, 2005 and 2004, are presented as follows. The effects of the discontinued operations on net (loss) income available to common shareholders and per share data are reflected within the accompanying condensed consolidated unaudited statements of operations.

                                            Three months
                                           ended December
                                     --------------------------
                                        2005          2004
                                     -----------   ------------
Sales                                $    30,412   $    791,839
Income tax benefit                       (43,000)      (247,000)
Loss from discontinued operations        (79,176)      (366,782)


The carrying amount of the major classes of assets and liabilities that are included in the disposal group are as follows (in millions):

                                                           December              September
                                                             2005                  2005
                                                          ----------            ----------
Total assets of discontinued operations                   $        -            $        -
                                                          ==========            ==========

Accounts payable                                          $      0.4            $      0.4
Accrued expenses                                                 0.1                   0.1
                                                          ----------            ----------
Total liabilities of discontinued operations              $      0.5            $      0.5
                                                          ==========            ==========

3.  CONVERTIBLE PREFERRED STOCK

The Company has Series A and Series B Convertible Preferred Stock (collectively, "The Preferred Stock") outstanding as of December 2005 that was issued in June 2004 and October 2004, respectively. The Series A Convertible Preferred Stock ("Series A Preferred") was issued at $2.5 million and the Series B Convertible Preferred Stock ("Series B Preferred") was issued at $2.0 million. A summary of the significant terms is as follows:


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

The Preferred Stock are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of Preferred Shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion price is subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends on the Series A and Series B Preferred are payable in arrears, when, as and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year.

In the event of a liquidation of the Company, the holders of the The Preferred Stock are entitled to receive the Liquidation Preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The Preferred Stock also contain redemption features in certain circumstances such as a change of control, minimum thresholds of ownership by the Chairman and his family in AMCON, or bankruptcy. The Preferred Stock are optionally redeemable by the Company beginning on the second anniversary of the issuance date at a redemption price equal to 112% of the Liquidation Preference. The redemption price decreases 1% annually thereafter until the redemption price equals the


                                   10
Liquidation Preference after which date it remains the Liquidation
Preference.

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group own approximately 60% of the outstanding common stock as of December 31, 2005. Mr. William Wright, who has been AMCON's Chairman of the Board and Chief Executive Officer from the time AMCON was originally founded, beneficially owns 29% of the outstanding common stock without giving effect to shares owned by his adult children at the end of fiscal 2005.
There is an identity of interest among AMCON, its officers, and directors for purposes of determining whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Series A Preferred Stock is owned by Mr. Wright and a private equity firm of which Mr. Petersen, one of our long-standing directors, is a significant shareholder and Mr. Jeremy Hobbs, a recently appointed director of the Company, is its Chief Executive Officer.

Additionally, the Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, now AMCON's Vice Chairman and Chief Corporate Officer, to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Preferred Stock is thus in friendly hands with no expectation that there would be any effort by the holders of such preferred stock to seek optional redemption without the Board being supportive of the events that may trigger that right. Additionally, the Company's credit facility prohibits the redemption of the Series A and B Preferred Stock.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that The Preferred Stock will become redeemable in the future.

As described further in Note 14, in March 2006 the Company also issued 80,000 shares, or $2.0 million, of Series C Convertible Preferred Stock to Draupnir Capital, LLC. The Company's credit facility only permits the redemption of the Series C Preferred Stock so long as no event of default is in existence at the time of, or would occur after giving effect to, any such redemption, and the Company has excess availability under the credit facility of not less than $2.0 million after giving effect to any such redemption.

4.  INVENTORIES:

Inventories consisted of the following at December 2005 and September 2005:

                                December        September
                                  2005            2005
                              ------------    ------------
      Finished goods          $ 33,106,090    $ 28,748,061
      Raw materials                947,256         740,762
      LIFO reserve              (4,968,766)     (4,848,301)
                              ------------    ------------
                              $ 29,084,580    $ 24,640,522
                              ============    ============



The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution operations inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market and consist of the cost of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (LIFO) or market and consists of the costs of finished goods. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods.
The beverage operation's finished goods inventory includes raw materials, related plant labor and manufacturing overhead costs to convert raw materials to finished goods. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. The LIFO reserves at December 2005 and September 2005 represent the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. The allowance for obsolete inventory of $0.8 million and $0.6 million at December 2005 and September
2005, respectively, reflects estimated unsaleable or   non-refundable
inventory based upon an evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at December 2005 and September 2005 was as follows:


                                                         December       September
                                                           2005            2005
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    1,912,877       1,912,877
                                                       ------------    ------------
                                                       $  5,848,808     $ 5,848,808
                                                       ============    ============

Other intangible assets at December 2005 and September 2005 consisted of the following:

                                                         December       September
                                                           2005            2005
                                                       ------------    ------------
Trademarks and tradenames                              $  3,358,269    $  3,358,269
Favorable leases (less accumulated
  amortization of $389,668 and $379,735)                     96,332         106,265
                                                       ------------    ------------
                                                       $  3,454,601    $  3,464,534
                                                       ============    ============





Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs an annual impairment testing of goodwill and other intangible assets after the completion of its third fiscal quarter.

Amortization expense for intangible assets that are considered to have finite lives was $9,933 and $60,936 for the fiscal quarters ended December 2005 and December 2004, respectively.

Amortization expense related to intangible assets held at December 2005 for each of the five years subsequent to September 2005 is estimated to be as follows:

                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2006 /1/    2007        2008       2009       2010
                               ---------   ---------   --------   --------   --------

Favorable leases                  30,000      40,000     26,000          -          -
                               =========   =========   ========   ========   ========

/1/ Fiscal 2006 amortization represents amortization of amortizable intangible assets for the remaining nine months of Fiscal 2006.

6.  EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements and loss from discontinued operations by the weighted average common shares outstanding for each period. Diluted earnings (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements (when anti-dilutive) and loss from discontinued operations by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.

Stock options and potential common stock outstanding at December 2005 and 2004 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 193,742 with an average exercise price of $29.09 and 31,440 with an average exercise price of $39.75, respectively.



                                               For the three months ended December
                                      -------------------------------------------------------
                                                2005                           2004
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         527,062      527,062
2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock                                      -             -               -            -
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   527,062       527,062         527,062      527,062
                                      ===========   ===========     ===========  ===========

4.  Loss from continuing operations   $(1,107,758)  $(1,107,758)    $   (97,261)  $  (97,261)

    Deduct: preferred stock
     dividend requirements                (74,867)      (74,867)        (72,481)     (72,481)
                                      -----------   -----------     -----------  -----------
                                       (1,182,625)   (1,182,625)       (169,742)    (169,742)
                                      ===========   ===========     ===========  ===========
5.  Loss from discontinued
     operations                       $   (79,176)  $   (79,176)    $  (366,782) $  (366,782)
                                      ===========   ===========     ===========  ===========

6.  Net loss available
     to common shareholders           $(1,261,801)  $(1,261,801)    $  (536,524) $  (536,524)
                                      ===========   ===========     ===========  ===========
7.  Loss per share from
     continuing operations            $     (2.24)  $     (2.24)    $     (0.32) $     (0.32)
                                      ===========   ===========     ===========  ===========
8.  Loss per share from
     discontinued operations          $     (0.15)  $     (0.15)    $     (0.70) $     (0.70)
                                      ===========   ===========     ===========  ===========
9.  Loss per share available
     to common shareholders           $     (2.39)  $     (2.39)    $     (1.02) $     (1.02)
                                      ===========   ===========     ===========  ===========











7.  COMPREHENSIVE INCOME (LOSS):

The following is a reconciliation of net loss per the accompanying condensed consolidated unaudited statements of operations to comprehensive loss for the periods indicated:

                                                  For the three months
                                                     ended December
                                               -------------------------
                                                   2005          2004
                                               -----------   -----------
Net loss                                       $(1,186,934)  $  (464,043)

Other comprehensive income:
 Interest rate swap valuation
  adjustment, net of income tax
  benefit (expense) of $11,000 and
   ($25,000), respectively                         (18,129)       40,423
                                               -----------   -----------
Comprehensive loss                             $(1,205,063)  $  (423,620)
                                               ===========   ===========


The accumulated balances for each classification of accumulated comprehensive income (loss) is as follows:

                                        Interest
                                        rate swap
                                         mark-to
                                         -market
                                        ---------
Balance, September 30, 2005             $ 101,294
Current period change                     (18,129)
                                        ---------
Balance, December 31, 2005              $  83,165
                                        =========


8.  DEBT

Credit Agreement
----------------
The Company's credit agreement (the "Facility") provides for a $55.0 million credit limit consisting of a $53.8 million revolving credit line and a $1.2 million term note ("Term Note A"). As payments are made on Term Note A, the revolving credit limit increases accordingly to a maximum of $55.0 million.
At December 31, 2005, the credit limit on the revolving portion of the Facility was $54.1 million. In addition, the Facility provides for a separate term loan in the initial amount of $5.0 million ("Term Note B").

The Facility, which expires in April 2007, includes lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month and financial covenants.

The significant provisions on the Facility are as follows:

   - Inclusion of the subsidiaries as part of the Facility.

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

Because the Company was unable to comply with the fixed charge ratio and minimum tangible net worth financial covenants, as amended, at various times throughout the year, the participating lenders agreed to suspend such covenants through December 31, 2005. Further, as described in Note 14, the Company and the participating lenders further amended the Credit Facility in January 2006 to replace all existing financial covenants with only a financial covenant that requires minimum levels of earnings before interest, taxes, depreciation and amortization as well as certain other requirements.

The Facility also provides for a "springing" lock-box arrangement, under which, the Company maintains a lock-box from which it may apply cash receipts to any corporate purpose so long as it is not in default under the Facility. The bank maintains a security interest in the Company's lock-box and, upon the occurrence of default may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and apply the funds against the revolving loan balance.

As of December 31, 2005, the outstanding balance on the Facility was $49.6 million, including Term Note A. The Facility bears interest at the bank's base rate, which was 7.25% as of December 31, 2005, and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.

The outstanding balance on Term Note B was $2.8 million at December 2005.
It bears interest at the bank's base rate, plus 2.0%, which was 9.25% as of December 31, 2005, and was originally payable in equal monthly installments of $0.3 million. As described in Note 14, the monthly payments on Term Note B have subsequently been reduced to $0.1 million per month until paid in full.


The Company's Chairman has personally guaranteed repayment of up to $10.0 million ($7.8 million as of December 31, 2005) of the combined amount of the Facility and the term loans. AMCON pays the Company's Chairman a fee equal to 2% per annum of the guaranteed principal then outstanding in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

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

Self-Insured Loss Control Program
---------------------------------
In connection with the Company's self-insured loss control program, AMCON has issued a letter of credit in the amount of $1.0 million to its workers' compensation insurance carrier.

Interest Rate Swap
------------------
The Company hedges its variable rate risk on $10.0 million of its borrowings under the Facility by utilizing an interest rate swap agreement. The variable interest payable on this amount is subject to an interest rate swap agreement which has the effect of converting this amount to a fixed rate of 4.87%.

Related Party Debt
------------------
As of December 2005, the Company's subsidiary, TSI, has the following debt obligations payable to related parties:

  - TSI owes a director of the Company, $1.0 million on a revolving credit facility extended to TSI in December 2004 with an interest rate of 8% per annum. The director is secured by a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property. The revolving credit line matured on December 14, 2005 at which time principal and accrued interest were due.

   - TSI owes $0.5 million as of December 2005 for a loan from a related party which is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder. The note bears interest at 7% per annum. The note was originally due June 15, 2005, and was subsequently extended to December 2005.


   - TSI obtained unsecured, subordinated loans totaling $500,000 in August 2005, with a maturity of December 8, 2005. Of the $500,000 in loan proceeds, $250,000 was from Aristide Investments, L.P., a California limited partnership (of which, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, is a partner). The other $250,000 in loan proceeds was from Draupnir, LLC, a Delaware limited partnership (of which, Allen D. Petersen and Jeremy
      W. Hobbs, two of the Company's directors, are members). The loans bear interest at seven percent per annum.

   - TSI also borrowed an additional $750,000 from Draupnir, LLC during the first fiscal quarter of 2006, bearing interest at a floating rate of 300 basis points above the yield on ten year treasury notes, compounded annually and adjusted concurrently with any adjustments to the yield on ten year treasury notes. The notes were due December 13, 2005.

All of the aforementioned notes payable to related parties from TSI are in default as of December 31, 2005.

9.  WATER ROYALTY

In connection with the assets purchased by the Company to form its subsidiary TSI, the Company entered into an agreement with the former owners of those assets, Crystal Paradise Holdings, Inc. (CPH). The agreement calls for TSI to pay CPH, in perpetuity, an amount equal to the greater of $0.03 per liter of water extracted from the source or 4% of water revenues (as defined by the purchase agreement) which is guaranteed by AMCON up to a maximum of $5.0 million, subject to a floor of $288,000 annually thereafter. The Company has recorded a $2.8 million liability for the present value of future minimum water royalty payments and related brokers fees to be paid in perpetuity.

The water royalty is secured by a first priority security and mortgage on the acquired assets, other than inventory and accounts receivable. CPH retains the right to receive any water royalty payment for the first five years in shares of AMCON common stock up to a maximum of 41,666 shares. The water royalty can be cancelled after ten years have elapsed and the business of TSI is sold to an unaffiliated third party, in which case the Seller would be entitled to receive the appraised fair market value of the water royalty but not less than $5.0 million. The Company's Chairman has, in turn, guaranteed AMCON in connection with AMCON's obligation for these payments.

10.  STOCK PLANS

Prior its expiration in June 2004, AMCON maintained a stock-based compensation plan which provided that the Compensation Committee of the Board of Directors granted incentive stock options and non-qualified stock options pursuant to the Stock Option Plan of up to 550,000 shares. In fiscal 2005, the Compensation Committee evaluated various equity based compensation programs and chose not to implement a new plan.


The Company accounted for the stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method under which compensation cost was measured by the excess, if any, of the fair market value of its common stock on the date of grant over the exercise price of the stock option using the Black-Scholes option pricing model. Accordingly, stock-based compensation cost related to stock option grants was not reflected in income or loss as all options granted under the plan had an exercise price equal to or above the market value of the underlying stock on the date of grant. Options are generally granted at the stock's fair market value at date of grant. Options issued to shareholders holding 10% or more of the Company's stock are generally issued at 110% of the stock's fair market value at date of grant.

On October 1, 2005, the Company adopted SFAS No. 123R, Shared Based Payment (SFAS 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in the quarter ended December 31, 2005 includes amortization related to the remaining unvested portion of stock options granted prior to September 30, 2005. At December 31, 2005, the amount of unrecognized stock option compensation cost, to be recognized over a weighted average period of 1.1 years, was approximately $59,000.

As a result of adopting SFAS 123R, net income before taxes included $15,000 of share-based compensation expense for the quarter ended December 31, 2005.
At December 31, 2005, there were 33,066 options fully vested and exercisable under the Stock Option Plan. Options issued and outstanding to management employees pursuant to the Stock Option Plan are summarized below:


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
                                             ======           ======

At December 31, 2005, there were 8,188 options fully vested and exercisable issued to outside directors outside the Stock Option Plan as summarized as follows:

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

Following is a summary of the activity of the stock plans during the quarter ended December 31, 2005.

                                            2005
                                      -----------------
                                               Weighted
                                       Number  Average
                                         of    Exercise
                                       Shares   Price
                                      -----------------
Outstanding at beginning of period      44,082   $30.43
   Granted                                   -        -
   Exercised                                 -        -
   Forfeited/Expired                         -        -
                                      -----------------
Outstanding at end of period            44,082   $30.43
                                      =================


Options exercisable at end of period    41,254
                                      ========
Shares available for options
   that may be granted                       -
                                      ========
Weighted-average grant date fair
   value of options granted during
   the period - exercise price equals
   stock market price at grant        $      -
                                      ========
Weighted-average grant date fair
   value of options granted during
   the period - exercise price exceeds
   stock market price at grant        $      -
                                      ========


The following summarizes all stock options outstanding at December 31, 2005:


                                                                                       Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1998 Options     $15.68        16,506        2.1 years          $15.68          16,506         $15.68
1999 Options  $36.82-$51.14    15,945        3.6 years          $45.53          15,945         $45.53
2000 Options     $34.50         4,416        4.7 years          $34.50           4,416         $34.50
2002 Options     $26.94         1,668        6.9 years          $26.94           1,668         $26.94
2003 Options  $28.26-$28.80     5,547        7.2 years          $28.72           2,719         $28.63
                               ------                           ------          ------         ------
                               44,082                           $30.43          41,254         $30.54
                               ======                           ======          ======         ======







11.  BUSINESS SEGMENTS

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling and distribution of bottled water products. The retail health food stores' operations are aggregated to comprise the retail segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products, and the methods used to sell the products. The operations of HNWC and TSI are aggregated in the beverage segment because such operations have similar economic characteristics and the nature of the products, as well as the methods used to sell and distribute the products. As discussed in Note 2, TBG, a business component of the beverage segment ceased operations on March 31, 2005 and its assets have accordingly been included in the "Other" column. Also included in the "Other" column are the charges incurred by the AMCON's Holding Company (The Holding Company).
The segments are evaluated on revenues, gross margins, operating income (loss) and income before taxes.

                                 Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------   ------------   -------------
QUARTER ENDED DECEMBER 2005:
External revenue:
 Cigarettes                    $ 144,438,366    $         -    $         -    $        -    $ 144,438,366
 Confectionery                    12,205,743              -              -             -       12,205,743
 Health food                               -      9,014,559              -             -        9,014,559
 Tobacco, beverage & other        32,558,413              -      2,435,705             -       34,994,118
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         189,202,522      9,014,559      2,435,705             -      200,652,786

Depreciation /1/                     304,536        164,256        117,767             -          586,559
Amortization                               -          9,933              -             -            9,933
Operating income (loss)            1,213,141        501,311     (1,422,447)     (816,063)        (524,058)
Interest expense                     374,244        408,687        356,612        99,938        1,239,481
Income (loss) from continuing
 operations before taxes             850,680        101,623     (1,779,059)     (916,002)      (1,742,758)
Total assets                      67,678,831     13,721,007     13,632,734     3,111,646       98,144,218
Capital expenditures                 102,755         31,116         17,771             -          151,642


QUARTER ENDED DECEMBER 2004:
External revenue:
 Cigarettes                    $ 155,561,138    $         -    $         -    $        -    $ 155,561,138
 Confectionery                    14,038,345              -              -             -       14,038,345
 Health food                               -      8,574,131              -             -        8,574,131
 Tobacco, beverage & other        34,240,324              -      2,013,796       (41,106)      36,213,014
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         203,839,807      8,574,131      2,013,796       (41,106)     214,386,628

Depreciation /1/                     291,298        194,531        170,465             -          656,294
Amortization                          21,657         17,583         21,696             -           60,936
Operating income (loss)            2,877,563        137,997     (1,636,846)     (621,382)         757,332
Interest expense                     155,848        401,501        243,440       275,293        1,076,082
Income (loss) from continuing
 operations before taxes           2,767,465       (249,865)    (1,880,286)     (896,675)        (259,361)
Total assets                      69,257,097     17,287,930     21,066,818     3,513,836      111,125,681
Capital expenditures               1,404,329          6,656        109,858        21,569        1,542,412


/1/ Includes depreciation reported in cost of sales for the beverage segment.

/2/ Includes interest expense previously allocated to TBG (TBG is now included in discontinued operations (see Note 2)), intercompany eliminations, assets related to discontinued operations and charges incurred by The Holding Company.
                                   21
12.  CONTINGENCIES

The Company is involved in litigation regarding the ownership of TSI.
In December 2005, the District Court of the Fifth Judicial District of the State of Idaho issued a ruling granting the minority shareholder plaintiffs' motion for partial summary judgment declaring that the stockholders of Trinity Spring, Ltd. (which subsequently changed its name to CPH Holdings, Inc. ("CPH"), did not validly approve the sale of its business and assets to AMCON because the vote of certain shares issued as a dividend should not have been counted in the vote. The District Court has not yet ruled on whether monetary damages or rescission of the sale transaction will be ordered as the relief for the lack of shareholder approval for the asset sale transaction, nor has it ruled on the appropriate remedy for any other claim asserted by the parties in this case.

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

13.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously disclosed in the Company's Fiscal 2005 Annual Report on Form 10-K, the unaudited condensed consolidated financial statements for the three month fiscal period ended December 31, 2004, included within this quarterly report, have been restated.

As discussed in Item 4 - Controls and Procedures, in performing year end audit procedures as of and for the period ended September 30, 2005 of the Company's wholly-owned subsidiary, HNWC, the auditors noted discrepancies in the inventory records. These discrepancies led the Company's Audit Committee to initiate an internal investigation which resulted in the identification of several areas where journal entries were recorded incorrectly including inventory production accounting errors; the overstatement of inventory when integrating fiscal 2005 production systems and records of an operation acquired in fiscal 2004; capitalization of certain fixed overhead costs as inventory which should have been expensed; failure to reserve an appropriate amount for inventory that became obsolete; and capitalization of certain product development costs that should have been expensed as incurred.

In addition, Management and the Company's Audit Committee determined that the Company had incorrectly allocated interest expense to one of its wholly-owned subsidiaries that had ceased operations on March 31, 2005 (The Beverage Group, Inc.). Emerging Issues Task Force ("EITF") 87-24 "Allocation of Interest to Discontinued Operations", requires that (a) interest on debt that is to be assumed by the buyer or is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations and (b) the allocation of discontinued operations of other consolidated interest that is not directly attributable to or related to other operations of the enterprise is permitted but not required. If interest is allocated to discontinued operations it should be determined by a ratio of net assets to total net assets after adjusting for all interest and debt directly attributable to other aspects of the business.

The Company allocated interest to its discontinued operation in its quarterly reporting in fiscal 2005 using an invested capital calculation which resulted in higher interest expense being allocated to discontinued operations than permitted by EITF 87-24. Accordingly, the Company concluded that only direct interest expense, which totaled $0.1 million should have been allocated to discontinued operations. The fiscal 2005 impact of this restatement was corrected in the fourth quarter of fiscal 2005 with the reclassification of $0.5 million of interest expense, net of income tax benefit of $0.3 million from discontinued operations to income (loss) from continuing operations.

The table set forth below gives effect to the restatements that have been reflected in the December 31, 2004 balance sheet, statement of operations and statement of cash flows for the three months then ended.


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





Condensed Consolidated Unaudited Statement of Operations
--------------------------------------------------------

                                                    As previously
                                                       reported      Corrections     As restated
                                                    -------------    ------------    ------------
Cost of sales                                       $ 198,459,240    $   574,165     $199,033,405
Selling, general and administrative expenses           13,824,366        108,759       13,933,125
Interest expense                                          906,201        169,881        1,076,082
Income tax (benefit) expense                              224,000       (289,000)         (65,000)
Loss from discontinued operations, net of tax            (479,663)       112,881         (366,782)
Net (loss) income                                         (13,119)      (450,924)        (464,043)

Basic (loss) earnings per share available to common
 shareholders:
Continuing operations                                        0.75          (1.07)           (0.32)
Discontinued operations                                     (0.91)          0.21            (0.70)
Basic (loss) earnings per share available to
 common shareholders                                        (0.16)         (0.86)           (1.02)

Diluted (loss) earnings per share available to
 common shareholders:
Continuing operations                                        0.66          (1.07)           (0.32) /1/
Discontinued operations                                     (0.68)          0.21            (0.70) /1/
Diluted (loss) earnings per share available to
 common shareholders                                        (0.02)         (0.86)           (1.02) /1/


Condensed Consolidated Unaudited Statement of Cash Flows
--------------------------------------------------------
Income (loss) from continuing operations            $     466,544    $  (563,805)    $    (97,261)
Deferred income taxes                                     (45,224)      (232,000)        (277,224)
Inventory                                                (464,962)       574,165          109,203
Other assets                                              (28,512)       108,759           80,247
Net cash flows from operating activities -
 discontinued operations                                 (758,761)       112,881         (645,880)

/1/ Before this restatement, the impact of the conversion of the stock options was dilutive to earnings per share because there was income from continuing operations. After making the corrections for the restatements, there will now be a loss from continuing operations which makes the impact of the conversion of the stock options antidilutive.


14.  SUBSEQUENT EVENTS

Contemplated Disposition of Beverage Business
---------------------------------------------
As discussed in detail in the Company's Fiscal 2005 Annual Report on Form 10-K, the Company entered into an amendment to the loan agreement for the Company's revolving credit facility requiring the beverage businesses to be sold or liquidated by December 10, 2005.

In October 2005, the Company entered into a letter of intent ("LOI") with Mr. Wright for the proposed acquisition of 80% of the outstanding common stock of The Healthy Edge, Inc. ("THE") which is currently a direct wholly-owned subsidiary of AMCON. The LOI contemplated that THE would own, at the time of closing of the proposed acquisition, 100% of the equity of Health Food Associates, Inc. (d/b/a Akin's Natural Food Market), Chamberlin's Natural Foods, Inc. (d/b/a Chamberlin's Market and Cafe), and Hawaiian Natural Water Company, Inc. ("HNWC"), as well as the Company's 85% interest in the equity of Trinity Springs, Inc. ("TSI"), each of which are currently direct or indirect subsidiaries of AMCON.

The closing for the purchase of THE stock was expected to occur by December 12, 2005 in order to generally coincide with an amendment to the loan agreement for the Company's revolving credit facility with its bank lenders requiring the bottled water businesses of HNWC and TSI to be sold or liquidated by December 10, 2005.

                                   24
The negotiations related to this transaction were significantly complicated by, among other things, a ruling in December 2005 by the District Court of the Fifth Judicial District of the State of Idaho which granted the plaintiff's motion for partial summary judgment declaring that the stockholders of Trinity Springs Ltd. (which subsequently changed its name to Crystal Paradise Holdings, Inc.) did not validly approve the sale of its business and assets to TSI (Note 2), AMCON's subsidiary, because the vote of certain shares issued as a dividend should not have been counted. Ultimately, the uncertainty surrounding this matter led to the termination of the LOI in January 2006.

Immediately after the termination of the LOI, the Company's bank lenders granted a waiver of any event of default as a result of the failure to agree to the sale or liquidation of TSI and HNWC. This waiver also encompasses any event of default that would occur if (a) any proceedings in bankruptcy by or against TSI or HNWC commenced, or (b) in the event of the liquidation or reorganization of TSI or HNWC, or (c)in the event of allegations that TSI or HNWC is insolvent or unable to pay its debts as they mature, or (d) the readjustment or arrangement of TSI's or HNWC's debts.

As a result of this litigation, TSI has not made the originally scheduled installment payments of principal and interest with respect to the two notes (aggregate balance of $3.0 million at December 31, 2005) issued by TSI as part of the purchase price for the asset sale by Crystal Paradise Holdings, Inc., which was the subject of the failed stockholder vote described above. The temporary restraining order granted by the Idaho District Court prevents the minority shareholder plaintiff's of CPH from pursuing remedies which they may have under the asset purchase agreement until the litigation is resolved.

Amendments to the Credit Facility
---------------------------------
The loan agreement with the bank lenders was amended on January 9, 2006 to replace all prior financial covenants, which had previously been suspended, with a covenant requiring that consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") (excluding TSI, HNWC and The Beverage Group, Inc.) not be less than: (i) $100,000 as of the last day of each month for the one-month period then ending, except for the month ending February 28, 2006 which is permitted to be zero, (ii) $1,100,000 as of March 31, 2006 for the three-month period then ending, (iii) $3,200,000 as of June 30, 2006 for the six-month period then ending, and (iv) $5,500,000 as of September 30, 2006 for the ninth-month period then ending, and (v) $6,500,000 as of December 31, 2006 for the twelve-month period then ending.

The amendment also required AMCON and its subsidiaries to hire a turn-around consultant for the beverage businesses acceptable to the agent for the bank lenders by January 31, 2006 and to pay to the agent its customary fees and expenses. In addition, the amendment created a new event of default if AMCON or its subsidiaries makes any payment (in cash or other property) or a judgment is entered against AMCON or its subsidiaries requiring a payment (in cash or other property) to be made under or in connection with the guaranty by AMCON of the TSI acquisition notes or the water royalty under the Asset Purchase Agreement for the sale of TSI assets. The amendment also reduced the monthly payment on Term Note B from $275,000 per month to $100,000 per month until paid in full.

As previously discussed, the Company's covenants under the Facility were suspended as of December 31, 2005 and subsequently amended in January 2006.
As of June 30, 2006, the Company is in compliance with all such covenants, and based on operating forecasts currently expects to remain in compliance with such covenants with the possible exception of the December 2006 and February 2007 monthly covenants. Further, Management is in preliminary negotiations to obtain covenant modifications and to extend the current maturity date of April 2007 on similar terms. Management believes it will be successful in obtaining an extension and covenant modifications.

Discontinuance of TSI's Operations
----------------------------------
In March 2006, the Company's subsidiary, TSI, the water bottling subsidiary in Idaho and a component of the Company's Beverage segment, discontinued operations due to recurring losses and a lack of capital resources to sustain its operations. Management is working to sell TSI's remaining assets to unrelated companies, distributors or liquidators.

Issuance of Series C Convertible Preferred Stock
------------------------------------------------
On March 7, 2006, the Company issued and sold 80,000 shares of its Series C Convertible Preferred Stock to Draupnir Capital, LLC. The Series C Convertible Preferred Stock is convertible at any time into 146,842 shares of our common stock, subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and certain other events with respect to our common stock. The Certificate of Designations, Preferences and Rights for the Series C Convertible Preferred Stock provides that the holder of the Series C Preferred Stock, voting separately as a single class, would be entitled to elect one director to our Company's Board of Directors. Draupnir Capital, LLC, designated Jeremy W. Hobbs to serve as such director. On March 29, 2006, Mr. Hobbs was appointed to serve as a Class III director of our Company for an initial term expiring at the annual meeting of stockholders in 2006 or until his earlier resignation, removal from office, death or disability. To accommodate this appointment, the size of our Board of Directors was increased from nine to ten members.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect Management's current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause

                                   26
those results to differ materially from those expressed in our forward looking statements:

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our 2005 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the first quarter of fiscal 2006.

RESTATEMENT

As previously disclosed in the Company's Annual Report on Form 10-K and as discussed in Note 13 to the unaudited condensed consolidated financial statements, the Company's December 31, 2004 Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows have been restated from the amounts previously reported. The accompanying Management's discussion and analysis and results of operations gives effect to the restatement.

DISCONTINUED OPERATIONS

Effective March 31, 2005, the Company's subsidiary, The Beverage Group, Inc.
(TBG), ceased on-going operations due to recurring losses since its December 2002 inception. As a result, the balance sheets as of December 31, 2005 and September 30, 2005 and the statements of operations and statements of cash flows for the fiscal quarters ended December 31, 2005 and December 31, 2004 have been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

Additionally, in Management's discussion and analysis of the results of operations for the three months ended December 31, 2005 and December 31, 2004, TBG's sales, gross profit (loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit have been aggregated and reported as a loss from discontinued operations in accordance with SFAS No. 144 are therefore not a component of the discussion of the aforementioned items.

COMPANY OVERVIEW - FIRST FISCAL QUARTER 2006

AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates thirteen retail health food stores and a non-alcoholic beverage business. Until March 2006, the Company operated a geothermal water bottling operation in Idaho. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries.

During the first quarter of fiscal 2006, the Company:

   - entered into a Letter of Intent ("LOI") with the Company's Chairman to sell him the beverage and retail businesses. This LOI was subsequently terminated in January 2006 due to complications related to the TSI litigation.

   - experienced a slight increase in sales compared to the first quarter of fiscal 2005 (excluding the extra week of operations in fiscal 2005 resulting from a change in our reporting periods from a fiscal to a calendar month).

   - recognized a loss from continuing operations per diluted share of $2.24 in Q1 2006 compared to loss from continuing operations per diluted share of $0.32 in Q1 2005.

   - recognized a loss from discontinued operations per diluted share of $0.15 in Q1 2006 compared to a loss from discontinued operations per diluted share of $0.70 in Q1 2005.

   - obtained a waiver for all defaults on the Credit Facility through December 31, 2005.

INDUSTRY SEGMENT OVERVIEWS

Wholesale Distribution Segment
------------------------------
The wholesale distribution business represents approximately 94% of our consolidated sales. ADC places significant importance on an alliance with the major cigarette manufacturers that comprise over 90% of the cigarette industry volume. These manufacturers obligation to their shareholders, the importance of their branding, growing their share in a declining category and price gap management strategies are exactly why we believe that if our marketing programs are not aligned to support their success, then we are competing against them. While some of our competitors have focused on the lower priced cigarette brands, ADC has made a conscious decision to support and grow our


                                   28
national brand segment and align our business with the major players in the industry. We believe that the consumer's preference for premium brands drives the category volume today.

ADC is ranked as a top ten convenience store supplier and our retailers are provided a broad selection of merchandise in all product categories. We continue to increase our food service product line selections to our customer base to respond to current market trends.

We have worked to improve ADC's operating efficiency by investing in newer information technology systems to help automate our buying and financial control functions. We have also sought to minimize inventory costs by maximizing the number of times inventory is renewed during a given period. By managing operating costs, ADC is better positioned to compete with both smaller and larger competitors who offer less service than ADC.

The increases in fuel prices across the United States are having a significant impact on all distributors without any indications that they will return to past levels. Therefore, we expect that competition and pressure on profit margins will continue to affect both large and small distributors and demand that distributors continue to consolidate in order to become more efficient.

Retail Health Food Segment
--------------------------
The retail health food industry is experiencing an increase in sales and gross profit driven primarily by the demand for natural products and more health conscious consumers. Our retail health food segment has benefitted from this trend, experiencing sales growth in many product categories including grocery and supplements. Management continues to closely review all store locations for opportunities to close or relocate marginally performing stores, remodel and expand strong performing stores, and identify locations for additional stores.

AMCON's retail health food stores are managed collectively through a main office in Tulsa, Oklahoma. The Company strives to maintain the local identity of each store while leveraging the operating synergies of centralized management operations.

Beverage Segment
----------------
AMCON's beverage business consists of Hawaiian Natural Water Company, Inc. ("HNWC") and until March 2006 Trinity Springs, Inc. ("TSI"). HNWC, which is headquartered in Pearl City, Hawaii, was formed in 1994 for the purpose of bottling, marketing and distributing Hawaiian natural artesian water in Hawaii, the mainland and foreign markets. HNWC's Hawaiian Springs/R/ brand is the only bottled natural artesian water available from Hawaii.

All other bottled waters produced in Hawaii contain purified water, from which chemicals and minerals have been removed by means of reverse osmosis filtration.


HNWC draws its Hawaiian Springs water from an artesian well located at the base of the Mauna Loa mountain in Kea'au (near Hilo) on the big island of Hawaii. The water is filtered and "bottled at the source" in polyethylene terepthalate ("PET") plastic bottles, which are produced from pre-forms at HNWC's bottling facility. All of HNWC's retail PET products are bottled at its facility in Kea'au, Hawaii. These products consist of the Hawaiian Springs natural artesian water line and various limited production co-packaged products.

In addition to its premium water brands, HNWC also competes in the purified water bottling niche by means of the acquisition of Nesco Hawaii in July 2004. We believe that competing in this market space enables HNWC to more effectively differentiate the premium natural artesian water from purified bottled water products in the market place and provides a more competitive price point in which to provide private label water to the island of Oahu.

TSI, purchased in June 2004 and closed in March 2006, produced and sold a bottled natural mineral supplement and geothermal bottled water under the Trinity/R/ label and a line of enhanced and organic fruit based beverage products made with Trinity Springs water. The Trinity brands were bottled at the source from one of the world's deepest and purest sources at the base of the Trinity Mountains in Idaho at a place called Paradise. TSI was headquartered in Boise, Idaho and marketed and distributed the Trinity products on a national level primarily in retail health food stores where they represented the number two packaged non-carbonated water brand in the United States. TSI's operations were closed in March 2006.

RESULTS OF OPERATIONS

AMCON's fiscal first quarters ended on December 31, 2005 and December 31, 2004. For ease of discussion, these fiscal quarters are referred to herein as December 2005 and 2004, respectively or Q1 2006 and Q1 2005, respectively.

Comparison of the three months ended December 2005 and 2004
-----------------------------------------------------------

SALES

Changes in sales are driven by two primary components as follows:

      (i) a change in the selling price of our products, which is driven in large part by the manufacturers of our products and the states because of the excise taxes imposed on cigarettes and tobacco; and

      (ii) a change in the volume of products sold to our customers, either due to a change in purchasing patterns resulting from consumer preferences or the fluctuation in the comparable number of business days in our reporting period.

Sales for Q1 2006 decreased 6.4%, or $13.7 million, compared to Q1 2005. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.9 million and $3.7 million, for Q1 2006 and Q1 2005, respectively.

Sales by business segment for the three month periods ended December 2005 and December 2004 are as follows (dollars in millions):

                                                  Three months
                                                 ended December
                                       ------------------------------------------
                                                        Extra    Reported   Incr
                                       2005    2004/1/  week/2/    2004    (Decr)
                                       ------  -------  -------  --------- ------
Wholesale distribution segment         $189.2  $ 190.2  $  13.6  $   203.8 $(14.6)
Retail health food stores segment         9.0      8.2      0.4        8.6    0.4
Beverage segment                          2.4      1.9      0.1        2.0    0.4
Intersegment eliminations                 0.1        -        -          -    0.1
                                       ------  -------  -------  --------- ------
                                       $200.7  $ 200.3  $  14.1  $   214.4 $(13.7)
                                       ======  =======  =======  ========= ======

/1/ Excludes extra week discussed in /2/ below

/2/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.
As a result of this change, the first three months of fiscal 2005 comprises 14 weeks of operations as compared to 13 weeks of operations in the first quarter of fiscal 2006.


Cigarette sales in the wholesale distribution business decreased by $11.1 million and the sales of tobacco, confectionary and other products decreased an additional $3.5 million in Q1 2006 compared to Q1 2005. During Q1 2006, the Company's cigarette sales benefitted approximately $2.3 million as compared to Q1 2005 because of price increases implemented by major cigarette manufacturers near the end of Q1 2005. Additionally, $4.3 million of the increase in cigarette sales was attributable to higher excise taxes imposed by certain states subsequent to Q1 2005.

The above increases in cigarette sales were offset by a decrease of $10.4 million resulting from a change in our monthly reporting period which added an extra week of sales in Q1 2005 as compared to Q1 2006. The remaining $7.3 million decrease in cigarette sales was primarily attributable to a 5.1% decrease in the volume of cigarette carton sales (excluding the extra week). Of the decrease in tobacco, confectionary and other products, $3.2 million was due to the extra week of sales included in Q1 2005 resulting from a change in our monthly reporting period and $0.3 million was due to decreased volume during Q1 2006 as compared to Q1 2005.

Sales from the retail health food segment during Q1 2006 increased by $0.4 million when compared to Q1 2005. Of this increase, $0.8 million was attributable to volume growth in same store sales, partially offset by $0.4 million due to the extra week of sales included in Q1 2005, which resulted from the change in the Company's monthly reporting period. The retail health food segment has experienced robust growth during the first fiscal quarter of 2006 largely because of the general upturn in the natural products industry combined with the Company's continued marketing efforts.

The beverage segment accounted for $2.4 million in sales for Q1 2006 compared to $2.0 million in Q1 2005. The increase in sales was primarily attributable to a $0.6 million increase in bottled water sales at the Company's HNWC and TSI subsidiaries. This increase was offset by $0.2 million due to the extra week of sales included in Q1 2005, which resulted from the change in the Company's monthly reporting period.

                                   31
GROSS PROFIT

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

Gross profit decreased 10.4%, or $1.6 million, in Q1 2006 as compared to Q1 2005. Gross profit as a percent of sales decreased to 6.9% in Q1 2006 compared to 7.2% in Q1 2005.

Gross profit by business segment for the three month periods ended December 2005 and December 2004 are as follows (dollars in millions):

                                                Three months
                                                ended December
                                     ------------------------------------------
                                                      Extra    Reported   Incr
                                      2005   2004/1/  week/2/    2004    (Decr)
                                     ------  -------  -------  --------- ------
Wholesale distribution segment      $  10.5  $  11.6  $   0.6  $    12.2 $ (1.7)
Retail health food stores segment       3.5      3.2      0.2        3.4    0.1
Beverage segment                       (0.2)    (0.2)       -       (0.2)     -
                                     ------  -------  -------  --------- ------
                                     $ 13.8  $  14.6  $   0.8  $    15.4 $ (1.6)
                                     ======  =======  =======  ========= ======

/1/ Excludes extra week discussed in /2/ below

/2/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.
As a result of this change, the first three months of fiscal 2005 comprises 14 weeks of operations as compared to 13 weeks of operations in the first quarter of fiscal 2006.


Gross profit from our wholesale distribution segment for Q1 2006 decreased $1.7 million in Q1 2006 compared to Q1 2005. This decrease was primarily attributable to $0.8 million in lower gross profit realized on cigarette and non-cigarette products, primarily resulting from reduced volume and continued competitive pricing pressures. Additional items decreasing gross profit during Q1 2006 included, $0.6 million related to an extra week of operations included in Q1 2005, which resulted from a change in the Company's monthly reporting period, and $0.3 million related to a reduction in manufacturers' incentive payments less incentive payments made to customers.

Gross profit for the retail food segment increased $0.1 million in Q1 2006 as compared to Q1 2005. Of this increase, $0.1 million related to improved management of scrap and throw-out expense and $0.2 million related to additional gross profit generated from increased sales. These increases were offset by $0.2 million related to an extra week of operations included in Q1 2005, which resulted from a change in the Company's monthly reporting period.

Gross profit for the beverage segment was flat in Q1 2006 as compared to Q1
2005.

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

In Q1 2006, operating expense decreased 2.2% or approximately $0.3 million compared to Q1 2005. The decrease is primarily related to the extra week of operations in Q1 2005 which increased the amount of payroll and certain other expenses in Q1 2005 as compared to Q1 2006. In addition, the retail health food and beverage segments reduced lease, advertising and other selling expenses by $0.4 million. These decreases were partially offset by higher health care costs and professional fees.

INTEREST EXPENSE

Interest expense for Q1 2006 increased 15.2%, or $0.2 million as compared to Q1 2005. This increase was primarily due to increases in the prime interest rate, which is the rate at which the Company primarily borrows, under its amended credit facility and a $4.6 million increase in average variable rate borrowings in Q1 2006 as compared to Q1 2005. The Company's average borrowing rate on variable rate debt increased 2.02% in Q1 2006 compared to Q1 2005.

OTHER

Minority interest in loss, net of tax, decreased in Q1 2006 (which decreased the net loss) by $0.1 million in Q1 2005 due to the 15% ownership in TSI that is not owned by AMCON. Losses were not allocated due to the reduction of the third parties investment to zero as a result of the cumulative losses.

DISCONTINUED OPERATIONS

Effective March 31, 2005, the Company's beverage marketing and distribution business, TBG, ceased on-going operations due to recurring losses since its inception in December 2002. In Q1 2006, TBG incurred a net loss, net of tax, of $0.1 million as compared to a net loss, net of tax, of $0.4 million for the comparable period in fiscal 2005.

The balance sheets as of December 31, 2005 and September 30, 2005 and the statements of operations and statements of cash flows for the fiscal quarters ended December 31, 2005 and December 31, 2004 have been prepared reflecting this disposition as discontinued operations in accordance with Statement of Financial Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."


LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities. The Company requires cash to pay its operating expenses, purchase inventory and make capital investments and acquisitions of businesses. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings, as necessary. During the three months ended December 31, 2005 the Company used $2.5 million of cash from operating activities, primarily the result of quicker accounts receivable turns offset by increases in inventory purchases. Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, in the circumstance where we are "buying-in" to obtain favorable terms on particular product or to maintain our LIFO layers, we may have to retain the inventory for a period longer than the payment terms. This generates cash outflows from operating activities that we expect to reverse in a later period. Additionally, during the warm weather months, which is our busiest time of the year, we generally carry larger inventory back-stock to ensure high fill rates and maintain customer satisfaction.

Investing Activities. Cash of $0.1 million was utilized in investing activities during Q1 2006 for capital expenditures.

Financing Activities. The Company generated net cash of $3.6 million from financing activities in Q1 2006 primarily from borrowings of $3.2 million on bank credit agreements and other long-term debt arrangements. Cash of $0.3 million was used in financing activities in Q1 2006 to pay down long term debt. The Company also generated cash of $0.8 million from long-term debt issued by TSI. During Q1 2006, $0.1 million was used to pay dividends on preferred stock.

Cash on Hand/Working Capital. As of December 2005, the Company had cash on hand of $1.5 million and working capital (current assets less current liabilities) of $32.1 million. That compares to cash on hand of $0.5 million and working capital of $30.5 million as of September 2005.

The Company's maximum revolving credit limit on the Facility was $54.1 million at December 31, 2005, however the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. At December 31, 2005, the balance on the facility was $49.6 million, including Term Note A. Based on our collateral and the loan limits, the Company was over the borrowing base credit limits on the Facility by $0.3 million at December 31, 2005 but was under the over-advance provision of $1.5 million provided by the Facility. During the three months ended December 31, 2005 our peak borrowings, excluding Term Note A, were $52.5 million and our average availability was $2.2 million. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of borrowing limitations placed on collateralized assets.


Additional Demands for Capital. Funds generated from operations, supplemented as necessary with funds available under the Facility, have historically provided sufficient liquidity for operation of the wholesale and retail businesses. The Company's beverage businesses, which include HNWC and TSI as of December 31, 2005 have contributed significant operating losses. These losses have consumed significant cash resources and placed the Company in a restricted liquidity situation.

However, during fiscal 2006, management has taken steps to limit these operating losses and cash requirements going forward. As previously discussed, the TSI bottled water business has been closed as of March 31, 2006; management is currently seeking to resolve pending litigation matters related to TSI (see discussion of TSI litigation in Note 12 to the condensed consolidated unaudited financial statements) to enable the ultimate sale of that business. Should the resolution of the TSI litigation require the Company to fund certain of the TSI obligations, the Company may call upon the guaranty of the Company's CEO and Chairman, Mr. William Wright. The HNWC bottled water business has been reorganized and operational improvements have been made, including cost reductions and sales price increases. HNWC is currently operating without requiring additional cash investments by AMCON. The Company is also considering alternatives for the infusion of outside capital and/or the possible sale of the HNWC business. If successful, any proceeds from the sale of those businesses would be utilized to reduce related debt obligations and/or the Company's outstanding balance under the credit facility.

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

Recent Developments
-------------------
On March 7, 2006, the Company issued and sold 80,000 shares of its Series C Convertible Preferred Stock at $25 per share in a private placement under
Section 4(2) of the Securities Act of 1933. The Series C Convertible Preferred Stock was issued and sold for the purpose of generating $2.0 million to be applied as a repayment of principal under the Company's secured credit facilities with LaSalle Bank National Association.

Cumulative cash dividends on the Series C Convertible Preferred Stock are payable in arrears at a rate of 6% per annum when, as and if declared by our Board of Directors, on March 31, June 30, September 30 and December 31 of
each year. The Series C Convertible Preferred Stock is convertible by the holder at any time into shares of our Company's common stock. The Series C Convertible Preferred Stock currently is convertible into 146,842 shares of our Company's common stock, subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and certain other events with respect to our common stock.
                                    35
Contractual Obligations
-----------------------
There have been no significant changes to the company's contracted obligations as set forth in the Company's Annual Report on Form 10-K.

Credit Agreement
-------------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). As of December 2005, the outstanding balance on the Facility was $49.6 million, including Term Note A. The Facility, which was amended in October 2004, transferred $1.2 million of revolving debt to term debt and added the subsidiaries, except TSI, as borrowers. TSI was subsequently added as a borrower in April 2005. The Facility bears interest at a variable rate equal to the bank's base rate, which was 7.25% at December 2005. The Company may, however, select a rate equal to LIBOR plus 2.50%, for an amount of the Facility up to $10.0 million which relates to our swap agreement. The Facility restricts borrowings for intercompany advances to TBG and TSI to $1.0 million in the aggregate and to the retail health food subsidiaries and HNWC to $0.9 million in the aggregate in fiscal 2005 and $0.1 million in the aggregate in subsequent years.

The amended Facility requires the Company to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month. The Facility is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable and expires in April 2007.

The Facility also contains covenants that (i) restrict permitted investments,
(ii) restrict intercompany advances to certain subsidiaries as described above, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) required the maintenance of certain financial ratios and net worth levels including an average annual fixed charge ratio of 0.7 to 1.0, and a minimum tangible net worth of $1.5 million through September 2005 and $2.5 million thereafter. The Facility also provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

Because the Company was unable to comply with the fixed charge ratio and minimum tangible net worth financial covenants, as amended, at various times throughout the year, the participating lenders agreed to suspend such covenants through the end of the calendar 2005. As described in Note 14, the Company and the participating lenders further amended the Facility to replace all existing financial covenants with only a financial covenant that requires minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") as well as certain other requirements.

In connection with the amendment to the Facility in October 2004, the Company obtained the $5.0 million Term Note B from LaSalle Bank, which had an outstanding balance of $2.8 million at December 2005. Term Note B bears interest at the bank's base rate plus 2.00%, which was 9.25% at December 2005 and is required to be repaid in eighteen monthly installments of $0.3 million (subsequently amended in March 2006 to be repaid in monthly installments of $0.1 million).

The Company's Chairman personally guaranteed repayment of up to $10.0 million of the combined amount of the Facility and the term loans. The amount of the guarantee at December 31, 2005 was $7.8 million. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

The Company hedges its variable rate risk on a notional $10.0 million of its borrowings under the Facility by use of an interest rate swap agreement. This swap agreement, which expires in June 2006, has the effect of converting the interest on this amount of debt to a fixed rate of 4.87% per annum.

TSI Financing
-------------
TSI borrowed an additional $750,000 from Draupnir, LLC during the first fiscal quarter of 2006, bearing interest at a floating rate of 300 basis points above the yield on ten year treasury notes, compounded annually and adjusted concurrently with any adjustments to the yield on ten year treasury notes in order to fund the operations until the contemplated sale of the business to the Company's Chairman could be consummated. As a result of the termination of the Letter of Intent for the Company's Chairman, TSI was closed in March 2006. The notes were due December 13, 2005 and are in default.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt.
At December 2005, we had $42.4 million of variable rate debt outstanding (excluding $10.0 million variable rate debt which is fixed through the swap described below), with maturities through April 2007. The interest rate on this debt was 7.25% at December 2005. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.3 million for each 1% change in our lender's prime interest rate.

As discussed in Note 8 to the condensed consolidated unaudited financial statements, the LIBOR interest rate borrowing option was removed, except for the portion of the loan that is related to the swap agreement as part of the revolving credit facility.

At December 2005, the Company had an interest rate swap agreement with a bank in order to mitigate the Company's exposure to interest rate risk on variable rate debt. Under the agreement, the Company agreed to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to agreed-upon notional principal amounts of $10.0 million. The interest rate swap effectively converts $10.0 million of variable-rate senior debt to fixed-rate debt at a rate of 4.87% on the $10.0 million notional amount through the maturity of the swap agreement on June 2, 2006. This interest rate swap agreement has been designated as a hedge and is accounted for as such for financial accounting purposes.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our Management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, as a result of the material weaknesses described below, the CEO and CFO concluded that our disclosure controls and procedures were not effective, as of December 31, 2005. The Company's management conducted a similar evaluation for the comparable period in fiscal 2005. While the CEO and CFO had concluded that our disclosure controls and procedures were effective at the time, they now conclude, as a result of the material weaknesses described below, that our disclosure controls and procedures were not effective, as of December 31, 2004.

As more fully described under Item 9A, Controls and Procedures, of the Company's Fiscal 2005 Annual Report on Form 10-K, in connection with the Company's September 30, 2005 year end audit the Company's discovered (i) through a physical inventory count at its subsidiary, Hawaiian Natural Water Co., Inc. ("HNWC"), that incorrect accounting entries had been made and (ii) that the Company had incorrectly allocated interest expense to one of its wholly-owned subsidiaries that had ceased operations on March 31, 2005 (The Beverage Group, Inc.). The recording of such incorrect entries represent material weaknesses in internal control over financial reporting.

To mitigate the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, Management believes that the condensed consolidated unaudited financial statements as of and for the quarter ended December 31, 2005, as included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

Changes in our internal control over financial reporting were made in the first three quarters of fiscal 2006 to correct the deficiencies noted above. However, these changes were not fully operational at December 31, 2005. The following changes have materially affected or are reasonably likely to affect our internal control over financial reporting:

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

     3) HNWC management hired additional accounting staff at HNWC with more experience.

     4) HNWC management is now reviewing all product cost summaries and all inventory cost changes as part of its ongoing internal controls.
                                   39



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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments to the Company's legal proceedings as previously disclosed in Item 1 "Legal Proceedings" in our 2005 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2005.

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A - Risk Factors - in our 2005 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

There have been no defaults in the payment of principal and interest with respect to any indebtedness of the Company or any of it subsidiaries exceeding five percent of total assets of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submission of matters to a vote of security holders to be reported during the first quarter ended December 31, 2005.

Item 5.  Other Information

Not applicable.


Item 6.   Exhibits

(a) EXHIBITS

10.34 $400,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated October 20, 2005

10.35 $200,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated November 7, 2005

10.36 $150,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated December 1, 2005

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

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     September 29, 2006       /s/ William F. Wright
          -----------------        -----------------------------
                                   William F. Wright
                                   Chairman of the Board and
                                     Principal Executive Officer


Date:     September 29, 2006       /s/ Andrew C. Plummer
          -----------------        -----------------------------
                                   Andrew C. Plummer
                                   Acting CFO and Principal
                                     Financial and Accounting Officer




