Form 10-Q
period 2006-03-31
AMCON DISTRIBUTING CO
filed 2006-10-02
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2006

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

                                                                Form 10-Q
                                                               2nd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          March 31, 2006 (unaudited) and September 30, 2005               3


          Condensed consolidated unaudited statements of operations
          for the three and six months ended March 31, 2006 and
          2005 (as restated)                                              4

          Condensed consolidated unaudited statements of cash flows
          for the six months ended March 31, 2006 and
          2005 (as restated)                                              5

          Notes to condensed consolidated unaudited
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  27

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     39

Item 4.   Controls and Procedures                                        40

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              42

Item 1A.  Risk Factors                                                   42

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    42

Item 3.   Defaults Upon Senior Securities                                42

Item 4.   Submission of Matters to a Vote of Security Holders            42

Item 5.   Other Information                                              43

Item 6.   Exhibits                                                       43








                                     2

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                  March 31, 2006 and September 30, 2005
-------------------------------------------------------------------------------------------------------
                                                                       March 2006      September 2005
                                                                       (Unaudited)
                                                                      ------------     --------------
                      ASSETS
Current assets:
  Cash                                                               $    605,801       $    546,273
  Accounts receivable, less allowance for doubtful
    accounts of $1.0 million and $0.6 million, respectively            25,736,271         28,202,857
  Inventories                                                          24,711,252         23,977,889
  Deferred income taxes                                                 1,642,212          1,642,212
  Current assets of discontinued operations                                89,747          1,159,228
  Prepaid and other current assets                                      4,666,230          5,269,784
                                                                     ------------       ------------
     Total current assets                                              57,451,513         60,798,243

Property and equipment                                                 14,425,882         15,162,007
Deferred income taxes                                                   7,130,729          6,300,503
Noncurrent assets from discontinued operations                          2,414,795          2,475,803
Goodwill                                                                5,848,808          5,848,808
Other intangible assets                                                 3,459,669          3,464,534
Other assets                                                            1,165,879          1,258,899
                                                                     ------------       ------------
                                                                     $ 91,897,275       $ 95,308,797
                                                                     ============       ============
           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                   $ 15,713,441       $ 17,047,833
  Accrued expenses                                                      4,409,843          4,990,814
  Accrued wages, salaries and bonuses                                   1,322,565          1,601,666
  Income taxes payable                                                          -            118,798
  Current liabilities of discontinued operations                        5,096,627          4,098,412
  Current portion of revolving credit facility                          1,432,000          1,432,000
  Current portion of long-term debt                                       879,437            936,198
                                                                     ------------       ------------
     Total current liabilities                                         28,853,913         30,225,721
                                                                     ------------       ------------
Revolving credit facility, less current portion                        46,110,160         47,730,388
Long-term debt, less current portion                                    7,319,558          7,636,468
Noncurrent liabilities of discontinued operations                       5,424,032          5,648,648

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645          1,857,645

Series C cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,982,372                  -

Commitments and contingencies (Note 12)

Shareholders' equity (deficiency):
  Preferred stock, $0.01 par, 1,000,000 shares authorized,
    none outstanding                                                            -                  -
  Common stock, $.01 par value, 3,000,000
    shares authorized, 527,062 shares issued                                5,271              5,271
  Additional paid-in capital                                            6,248,476          6,218,476
  Accumulated other comprehensive income,
    net of tax of $0.1 million in 2006 and 2005                            53,814            101,294
  Accumulated deficit                                                  (8,396,321)        (6,553,469)
                                                                     ------------       ------------
     Total shareholders' deficiency                                    (2,088,760)          (228,428)
                                                                     ------------       ------------
                                                                     $ 91,897,275       $ 95,308,797
                                                                     ============       ============
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.
                                   3

                                    AMCON Distributing Company and Subsidiaries
                              Condensed Consolidated Unaudited Statements of Operations
                           for the three and six month periods ended March 31, 2006 and 2005
---------------------------------------------------------------------------------------------------------
                                                  For the three months            For the six months
                                                     ended March                    ended March
                                            -----------------------------   -----------------------------
                                                2006            2005            2006            2005
                                        (As restated                    (As restated
                                                              see notes                       see notes
                                                                1 & 13)                         1 & 13)
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of
  $46.9 million and $45.4 million,
  and $95.1 million and $95.0 million,
  respectively)                             $ 197,372,151   $ 193,058,021   $ 397,018,642   $ 406,735,741

Cost of sales                                 182,725,769     179,443,803     368,454,419     377,862,039
                                            -------------   -------------   -------------   -------------
Gross profit                                   14,646,382      13,614,218      28,564,223      28,873,702
                                            -------------   -------------   -------------   -------------
Selling, general and administrative
  expenses                                     12,986,065      12,774,757      25,892,724      25,784,749
Depreciation and amortization                     494,867         553,928         985,597       1,146,270
                                            -------------   -------------   -------------   -------------
                                               13,480,932      13,328,685      26,878,321      26,931,019
                                            -------------   -------------   -------------   -------------
Operating income                                1,165,450         285,533       1,685,902       1,942,683
                                            -------------   -------------   -------------   -------------
Other expense (income):
  Interest expense                              1,112,440       1,015,348       2,277,969       2,051,435
  Other (income) expense, net                     (28,809)         43,538         (49,591)        (15,852)
                                            -------------   -------------   -------------   -------------
                                                1,083,631       1,058,886       2,228,378       2,035,583
                                            -------------   -------------   -------------   -------------
Income (loss) from continuing operations
 before income taxes                               81,819        (773,353)       (542,476)        (92,900)

Income tax expense (benefit)                       65,000        (281,000)       (146,000)         11,000

Minority interest                                       -               -               -         (97,100)
                                            -------------   -------------    ------------   -------------
Income (loss) from continuing operations           16,819        (492,353)       (396,476)         (6,800)

Loss from discontinued operations,
 net of income tax benefit
 of $0.3 million and $0.9 million,
 $0.8 million and $1.5 million, respectively     (516,631)     (1,412,055)     (1,290,270)     (2,361,650)
                                            -------------   -------------   -------------   -------------
Net loss                                         (499,812)     (1,904,408)     (1,686,746)     (2,368,450)

Preferred stock dividend requirements             (81,239)        (73,239)       (156,106)       (145,720)
                                            -------------   -------------   -------------   -------------
Net loss available to common shareholders   $    (581,051)  $  (1,977,647)  $  (1,842,852)  $  (2,514,170)
                                            =============   =============   =============   =============
   Basic loss per share
     available to common shareholders:
      Continuing operations                 $       (0.12)  $       (1.07)  $       (1.05)  $       (0.29)
      Discontinued operations                       (0.98)          (2.68)          (2.45)          (4.48)
                                            -------------   -------------   -------------   -------------
      Net basic loss per share
       available to common shareholders     $       (1.10)  $       (3.75)  $       (3.50)  $       (4.77)
                                            =============   =============   =============   =============
   Diluted loss per share
     available to common shareholders:
      Continuing operations                 $       (0.12)  $       (1.07)  $       (1.05)  $       (0.29)
      Discontinued operations                       (0.98)          (2.68)          (2.45)          (4.48)
                                            -------------   -------------   -------------   -------------
      Net diluted loss per share
       available to common shareholders     $       (1.10)  $       (3.75)  $       (3.50)  $       (4.77)
                                            =============   =============   =============   =============
Weighted average shares outstanding:
  Basic                                           527,062         527,062         527,062         527,062
  Diluted                                         527,062         527,062         527,062         527,062

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.
                                                4

                     AMCON Distributing Company and Subsidiaries
              Condensed Consolidated Unaudited Statements of Cash Flows
                 for the six month periods ended March 31, 2006 and 2005
-------------------------------------------------------------------------------
                                                                           2006            2005
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (1,686,746)   $ (2,368,450)
  Deduct: Loss from discontinued operations, net of tax                   1,290,270       2,361,650
                                                                       ------------    ------------
  Loss from continuing operations                                          (396,476)         (6,800)

  Adjustments to reconcile loss from
   continuing operations to net cash flows
    from operating activities:
     Depreciation                                                         1,074,655       1,147,762
     Amortization                                                            19,865         107,432
     (Gain) loss on sale of property and equipment                            5,171          (5,006)
     Stock based compensation                                                30,000               -
     Deferred income taxes                                                 (830,226)     (1,416,076)
     Provision for losses on doubtful accounts                              394,792         230,447
     Provision for losses on inventory obsolescence                          16,313         139,852
     Minority interest                                                            -         (97,100)

  Changes in assets and liabilities,
    net of effect of acquisitions:
     Accounts receivable                                                  2,071,794        (630,591)
     Inventories                                                           (749,676)      5,732,428
     Other current assets                                                   556,074        (490,474)
     Other assets                                                            93,020          92,095
     Accounts payable                                                    (1,334,392)     (4,238,611)
     Accrued expenses and accrued wages, salaries and bonuses              (860,072)        163,232
     Income taxes payable and receivable                                   (118,798)        205,241
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations            (27,956)        933,831
Net cash flows from operating activities - discontinued operations          (91,164)     (1,401,642)
                                                                       ------------    ------------
Net cash flows from operating activities                                   (119,120)       (467,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (392,349)     (2,244,584)
     Proceeds from sales of property and equipment                           48,648          77,447
     Purchase of trademark                                                  (15,000)              -
                                                                       ------------    ------------
Net cash flows from investing activities - continuing operations           (358,701)     (2,167,137)
Net cash flows from investing activities - discontinued operations           (2,671)        (67,568)
                                                                       ------------    ------------
Net cash flows from investing activities                                   (361,372)     (2,234,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings on revolving credit facility              (1,620,228)     11,231,412
     Net proceeds from preferred stock issuance                           1,982,372       1,857,645
     Proceeds from borrowings of long-term debt                             109,811       1,295,988
     Dividends paid on preferred stock                                     (156,106)       (145,720)
     Principal payments on long-term debt and subordinated debt            (483,482)    (11,396,176)
     Debt issue costs                                                             -        (446,641)
                                                                       ------------    ------------
Net cash flows from financing activities - continuing operations           (167,633)      2,396,508
Net cash flows from financing activities - discontinued operations          707,653         465,237
                                                                       ------------    ------------
Net cash flows from financing activities                                    540,020       2,861,745
                                                                       ------------    ------------
Net change in cash                                                           59,528         159,229

Cash, beginning of period                                                   546,273         416,073
                                                                       ------------    ------------
Cash, end of period                                                    $    605,801    $    575,302
                                                                       ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $  2,130,593    $  1,748,264
  Cash paid (refunded) during the period for income taxes                     1,024        (197,425)


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.
                                                5
                AMCON Distributing Company and Subsidiaries
         Notes to Condensed Consolidated Unaudited Financial Statements
                           March 31, 2006 and 2005
----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION:

AMCON Distributing Company and Subsidiaries ("AMCON" and "the Company") is primarily engaged in the wholesale distribution of consumer products in the Great Plains and Rocky Mountain regions. In addition, the Company operates thirteen retail health food stores in Florida and the Midwest and a non-alcoholic beverage business that includes a natural artesian water bottling operation in the State of Hawaii.

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

In addition, AMCON operates a non-alcoholic beverage business which, at March 31, 2006, consisted of Hawaiian Natural Water Company, Inc. ("HNWC").
HNWC bottles natural artesian water from an exclusive source located on the Big Island of Hawaii and bottles purified drinking water on the island of Oahu. HNWC currently markets its products primarily in the State of Hawaii, but has expanded marketing to the mainland United States and certain international markets.

In March 2006, Trinity Springs, Inc. (TSI), which was formerly part of the Company's beverage segment, ceased on-going operations because of recurring losses as discussed further in Note 2. TSI bottled and distributed geothermal water, natural mineral supplements and other premium beverages. As a result, the balance sheets as of March 31, 2006 and September 30, 2005, and the statements of operations for the three and six month fiscal periods ended March 31, 2006 and March 31, 2005 and cash flows for the six month fiscal periods ended March 31, 2006 and March 31, 2005 have been prepared reflecting TSI in discontinued operations in accordance with Statement of Financial Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."



                                   6






As previously disclosed in the Company's Fiscal 2005 Annual Report on
Form 10-K and described in Note 13 to the Condensed Consolidated Unaudited Financial Statements, the financial statements for the three and six month fiscal periods ended March 31, 2005, included within this quarterly report, have been restated. The restatement reflects the impact of errors made in certain interest expense allocations to The Beverage Group, Inc. ("TBG"), which ceased operations in March 2005, and inventory production accounting errors made at Hawaiian Natural Water Company, Inc., both of which occurred during fiscal 2005.

Results for the interim period are not necessarily indicative of results to be expected for the entire year.

The accompanying condensed consolidated unaudited financial statements include the accounts of AMCON Distributing Company and its subsidiaries.
As a result of its 85% ownership in TSI, the Company has included its operating results in the accompanying consolidated financial statements and has presented the 15% non-owned interest in this subsidiary as a minority interest. Further, the Company has suspended the allocation of TSI's losses to minority shareholders as their equity basis has been reduced to zero and the minority shareholders have not guaranteed TSI's debt or committed additional capital to TSI. As described further in Note 12, the Company is currently involved in litigation regarding the ownership of TSI's assets. Based on independent legal counsel's opinion, the Company continues to account for TSI as a consolidated subsidiary of AMCON.

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









                                   7










For convenience, the second fiscal quarters of 2006 and 2005 have been referred to throughout this quarterly report as March 2006 and March 2005, respectively. During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.
As a result of this change, the first six months of fiscal 2005 include one additional week of operations compared to the first six months of fiscal 2006.

Stock-based Compensation
------------------------
Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan under which the Compensation Committee of the Board of Directors could grant incentive stock options and non-qualified stock options.

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (SFAS
123R), Share Based Payment. The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under the transition method, compensation cost associated with employee stock options has been recognized for the three and six month fiscal periods ended March 31, 2006 totaling $15,000 and $30,000, respectively. This expense represents the amortization of unvested stock option awards granted prior to September 30, 2005 and has been reflected in the consolidated statement of operations under "selling, general and administrative expenses." Prior to the adoption of SFAS 123R, the Company accounted for these plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion 25, no compensation cost associated with stock options was reflected in net loss available to common shareholders, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss available to common shareholders and loss per share for the three and six month fiscal periods ended March 2005, had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based
Compensation, to stock-based employee compensation.

                                          For the three months         For the six months
                                              ended March                  ended March
                                       -------------------------    -------------------------
                                                2005                         2005
                                             -----------                  -----------
Net loss available to common shareholders
-------------------------

Loss available to common
  shareholders, as reported                  $(1,977,647)                $(2,514,170)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of
  related tax effects                            (22,594)                    (45,188)
                                             -----------                 -----------
Pro forma net loss available to
 common shareholders                         $(2,000,241)                $(2,559,358)
                                             ===========                 ===========

                                   8


Net loss per share available to
common shareholders
-------------------------

As reported: Basic                           $     (3.75)                $     (4.77)
                                             ===========                 ===========
             Diluted                         $     (3.75)                $     (4.77)
                                             ===========                 ===========
Pro forma:   Basic                           $     (3.80)                $     (4.86)
                                             ===========                 ===========
             Diluted                         $     (3.80)                $     (4.86)
                                             ===========                 ===========

Recently Issued Accounting Pronouncements
-----------------------------------------
On July 13, 2006, the FASB issued Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective at the beginning of the Company's 2007 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements.


2.  DISPOSITIONS

The Company currently has two subsidiaries (TSI and TBG) classified as discontinued operations in the accompanying condensed consolidated unaudited financial statements in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

Trinity Springs, Inc.
---------------------
In March 2006, the Company's subsidiary, TSI, discontinued operations due to recurring losses and a lack of capital resources to sustain operations.
TSI operated a water bottling facility in Idaho and was a component of the Company's beverage segment.

Management is currently working to sell TSI's remaining assets to unrelated companies, distributors or liquidators. During the second fiscal quarter of 2006, the Company recorded charges, included in loss from discontinued operations before taxes, of $0.2 million related to the closure of TSI's operations. These charges were incurred primarily to adjust inventory to its net realizable value.

The Beverage Group, Inc.
-------------------------
Effective March 31, 2005, the Company's subsidiary, TBG which represented the beverage marketing and distribution component of the beverage segment, ceased on-going operations due to recurring losses since its December 2002 inception. All TBG employees were terminated effective March 31, 2005 and the Company outsourced various responsibilities in order to maximize the value of the assets by collecting receivables and evaluating its payables.
In March 2005, a charge included in loss from discontinued operations totaling $0.8 million was incurred to adjust the allowance for bad debts and inventory reserve to their net realizable values and to write off fixed assets. In addition, in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" management accrued one-time termination benefits and rent expenses associated with the remaining lease commitment on the office lease totaling less than $0.1 million. This lease will provide no future economic benefit to the Company.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for TBG and TSI have been reflected in "discontinued operations" in the condensed consolidated unaudited financial statements included in this Quarterly Report as they represent a component of an entity in which the operations and cash flows have (or will be) eliminated from the ongoing operations and for which the Company will not have any significant continuing involvement.

Sales from discontinued operations, which have been excluded from income
(loss) from continuing operations in the accompanying condensed consolidated unaudited statements of operations for the three and six month periods ended March 31, 2006 and March 31, 2005, are presented as follows. Discontinued operations include our TBG and TSI subsidiaries. The effects of the discontinued operations, on net loss available to common shareholders and per share data are reflected within the accompanying condensed consolidated unaudited statements of operations.

                                      Three months ended               Six months ended
                                            March 31,                      March 31,
                                    --------------------------     ---------------------------
                                        2006          2005            2006            2005
                                    -----------   ------------     ------------   ------------
Sales                               $   615,535   $  1,430,977     $  1,652,242   $  2,931,724
Income tax benefit                     (305,000)      (934,000)        (772,000)    (1,468,000)
Loss from discontinued operations      (516,631)    (1,412,055)      (1,290,270)    (2,361,650)



The carrying amounts (net of allowances) of the major classes of assets and liabilities that are included in the disposal groups are as follows (in millions):

                                                            March               September
                                                             2006                  2005
                                                          ----------            ----------
Accounts receivable                                       $      0.1            $      0.5
Inventories                                                        -                   0.7
                                                          ----------            ----------
Total current assets of discontinued operations           $      0.1            $      1.2
                                                          ==========            ==========

Fixed assets                                              $      2.4            $      2.5
                                                          ==========            ==========

Accounts payable                                          $      1.3            $      1.0
Accrued expenses                                                 0.4                   0.7
Accrued wages, salaries and bonuses                              0.1                   0.1
Current portion of long-term debt                                0.5                   0.3
Current portion of long-term debt due related party              2.8                   2.0
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      5.1            $      4.1
                                                          ==========            ==========

Water royalty, in perpetuity                              $      2.8            $      2.8
Long-term debt, less current portion                             2.6                   2.8
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      5.4            $      5.6
                                                          ==========            ==========


Included in the disposal groups above are debt obligations payable to related parties from TSI as follows:

   - TSI owes a director of the Company $1.0 million on a revolving credit facility extended to TSI in December 2004 with an interest rate of 8% per annum. The director is secured by a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property. The revolving credit line matured on December 14, 2005 at which time principal and accrued interest were due.

   - TSI owes $0.5 million as of June 2005 for a loan from a related party that is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder. The note bears interest at 7% per annum. The note was originally due June 15, 2005, and was subsequently extended to December 2005.

   - TSI obtained unsecured, subordinated loans totaling $0.5 million in August 2005, from unaffiliated businesses of two the Company's directors, including a company of which the Chairman of the Board is a partner. The maturity of this loan was December 8, 2005 and bears interest at seven percent per annum.

   - TSI borrowed an additional $750,000 from Draupnir, LLC during the first fiscal quarter of 2006, bearing interest at a floating rate of 300 basis points above the yield on ten year treasury notes, compounded annually and adjusted concurrently with any adjustments to the yield on ten year treasury notes. The notes were due December 13, 2005.

All of the aforementioned notes payable to related parties from TSI are in default as of March 31, 2006 and are classified in current liabilities of discontinued operations.

3.  CONVERTIBLE PREFERRED STOCK

The Company has the following Convertible Preferred Stock outstanding as of March 2006:

                                     Series A          Series B            Series C
                                  -------------     ---------------     ---------------
Date of issuance:                 June 17, 2004     October 8, 2004       March 6, 2006
Optionally redeemable beginning   June 18, 2006     October 9, 2006       March 4, 2008
Par value (gross proceeds):          $2,500,000          $2,000,000          $2,000,000
Number of shares:                       100,000              80,000              80,000
Liquidation preference per share:        $25.00              $25.00              $25.00
Conversion price per share:              $30.31              $24.65              $13.62
Number of common shares in
 which to be converted:                  82,481              81,136             146,842
Dividend rate:                           6.785%              6.370%               6.00%

The Series A Convertible Preferred Stock ("Series A"), Series B Convertible Preferred Stock ("Series B") and Series C Convertible Preferred Stock ("Series C"), collectively (the "Preferred Stock"), are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of preferred shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion prices for the Preferred Stock are subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends for the Preferred Stock are payable in arrears, when, as and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year.

In the event of a liquidation of the Company, the holders of the Preferred Stock, are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The Preferred Stock also contain redemption features which trigger based on certain circumstances such as a change of control, minimum thresholds of ownership by the Chairman and his family in AMCON, or bankruptcy. The Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed above, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference after which date it remains the liquidation preference. The Company's credit facility also prohibits the redemption of the Series A and Series B. Series C is only redeemable so long as no event of default is in existence at the time of, or would occur after giving effect to, any such redemption, and the Company has excess availability under the credit facility of not less than $2.0 million after giving effect to any such redemption.

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group own approximately 60% of the outstanding common stock as of March 31, 2006. Mr. William Wright, who has been AMCON's Chairman of the Board and Chief Executive Officer since AMCON's founding, beneficially owns 29% of the outstanding common stock without giving effect to shares owned by his adult children at the end of fiscal 2005. There is an identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to see optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright, the Company's CEO and Chairman, and a private equity firm (Draupnir, LLC) of which Mr. Petersen, one of our long-standing directors, and Mr. Jeremy Hobbs, a recently appointed director of the Company, are members. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, now AMCON's Vice Chairman and Chief Corporate Officer, to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is the parent company of Draupnir, LLC (the owner of Series A). Mr. Petersen and Mr. Hobbs are also Members of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that either the Series A, Series B or Series C Preferred Stock will become redeemable in the future.

4.  INVENTORIES

Inventories consisted of the following at March 2006 and September 2005:

                                 March         September
                                  2006            2005
                              ------------    ------------
      Finished goods          $ 29,145,247    $ 28,270,556
      Raw materials                489,870         540,773
      LIFO reserve              (4,923,865)     (4,833,440)
                              ------------    ------------
                              $ 24,711,252    $ 23,977,889
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market and consist of the cost of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (LIFO) or market and consists of the costs of finished goods. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods.

The beverage operation's finished goods inventory includes raw materials, related plant labor and manufacturing overhead costs to convert raw materials to finished goods. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. The LIFO reserves at March 2006 and September 2005 represent the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. The allowance for obsolete inventory of $0.3 million and $0.4 million at March 2006 and September 2005, respectively, reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment for continuing operations of the Company was as follows:

                                                           March        September
                                                            2006           2005
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    1,912,877       1,912,877
                                                       ------------    ------------
                                                       $  5,848,808    $  5,848,808
                                                       ============    ============

Other intangible assets for continuing operations of the Company at March 2006 and September 2005 consisted of the following:

                                                          March         September
                                                           2006            2005
                                                       ------------    ------------
Trademarks and tradenames                              $  3,373,269    $  3,358,269
Favorable leases (less accumulated
  amortization of $399,600 and $379,735)                     86,400         106,265
                                                       ------------    ------------
                                                       $  3,459,669    $  3,464,534
                                                       ============    ============

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs an annual impairment testing of goodwill and other intangible assets after the completion of its third fiscal quarter.

Amortization expense for intangible assets that are considered to have finite lives was $9,933 and $19,865 and $68,192 and $107,433 for the three and six months ended March 2006 and 2005, respectively.

Amortization expense related to intangible assets held at March 2006 for each of the five years subsequent to September 30, 2005 is estimated to be as follows:

                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2006 /1/    2007        2008       2009       2010
                               ---------   ---------   --------   --------   --------

Favorable leases                  20,000      40,000     26,000          -          -
                               =========   =========   ========   ========   ========


/1/ Represents the amortization of amortizable intangible assets for the remaining six months of Fiscal 2006.


6.  EARNINGS (LOSS) PER SHARE

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

Stock options and potential common stock outstanding at March 2006 and March 2005 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 356,308 with an average exercise price of $22.09 for the three and six months ended March 2006 and 31,440 with an average exercise price of $39.75 for the three and six months ended March 2005.

                                                 For the three months ended March
                                      -------------------------------------------------------
                                                2006                           2005
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock                                      -             -               -            -
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   527,062       527,062         527,062      527,062
                                      ===========   ===========     ===========  ===========

4.  Income (loss) from
     continuing operations            $    16,819   $    16,819    $   (492,353) $  (492,353)


                                   15


     Deduct: preferred stock
     dividend requirements                (81,239)      (81,239)        (73,239)     (73,239)
                                      -----------   -----------     -----------  -----------
                                          (64,420)      (64,420)       (565,592)    (565,592)
                                      ===========   ===========     ===========  ===========
5.  Loss from discontinued
     operations                       $  (516,631)  $  (516,631)    $(1,412,055) $(1,412,055)
                                      ===========   ===========     ===========  ===========

6.  Net loss available
     to common shareholders           $  (581,051)  $  (581,051)    $(1,977,647) $(1,977,647)
                                      ===========   ===========     ===========  ===========
7.  Loss per share from
     continuing operations            $     (0.12)  $     (0.12)    $     (1.07) $     (1.07)
                                      ===========   ===========     ===========  ===========
8.  Loss per share from
     discontinued operations          $     (0.98)  $     (0.98)    $     (2.68) $     (2.68)
                                      ===========   ===========     ===========  ===========
9.  Loss per share available
     to common shareholders           $     (1.10)  $     (1.10)    $     (3.75) $     (3.75)
                                      ===========   ===========     ===========  ===========

                                                  For the six months ended March
                                      -------------------------------------------------------
                                                2006                           2005
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock                                      -             -               -            -
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   527,062       527,062         527,062      527,062
                                      ===========   ===========     ===========  ===========

4.  Loss from continuing operations   $  (396,476)     (396,476)    $   (6,800)  $   (6,800)

    Deduct: preferred stock
     dividend requirements               (156,106)     (156,106)       (145,720)    (145,720)
                                      -----------   -----------     -----------  -----------

                                         (552,582)     (552,582)       (152,520)    (152,520)
                                      ===========   ===========     ===========  ===========
 5. Loss from discontinued
     operations                       $(1,290,270)  $(1,290,270)    $(2,361,650) $(2,361,650)
                                      ===========   ===========     ===========  ===========

6.  Net loss available
     to common shareholders           $(1,842,852)  $(1,842,852)    $(2,514,170) $(2,514,170)
                                      ===========   ===========     ===========  ===========
7.  Loss per share from
     continuing operations            $     (1.05)  $     (1.05)    $     (0.29) $     (0.29)
                                      ===========   ===========     ===========  ===========
8.  Loss per share from
     discontinued operations          $     (2.45)  $     (2.45)    $     (4.48) $     (4.48)
                                      ===========   ===========     ===========  ===========
9.  Loss per share available
     to common shareholders           $     (3.50)  $     (3.50)    $     (4.77) $     (4.77)
                                      ===========   ===========     ===========  ===========

                                   16

7.  COMPREHENSIVE INCOME (LOSS)

The following is a reconciliation of net loss per the accompanying condensed consolidated unaudited statements operations to comprehensive loss for the periods indicated:

                                          For the three months         For the six months
                                             ended March                  ended March
                                       -------------------------    -------------------------
                                          2006          2005           2006          2005
                                       -----------   -----------    -----------   -----------
Net loss                               $  (499,812)  $(1,904,408)   $(1,686,746)  $(2,368,450)

 Interest rate swap valuation
   adjustment, net of income tax
   benefit (expense) of $18,000
   and ($19,000) for the three months
   ended March 2006 and 2005 and
   $29,000 and ($44,000) for six months
   ended March 31, 2006 and 2005,
   respectively                           (29,351)       31,243        (47,480)       71,666
                                       -----------   -----------    -----------   -----------
Comprehensive loss                     $  (529,163)  $(1,873,165)   $(1,734,226)  $(2,296,784)
                                       ===========   ===========    ===========   ===========

The accumulated balances for each classification of accumulated comprehensive income (loss) is as follows:

                                        Interest
                                        rate swap
                                         mark-to
                                         -market
                                        ---------
Balance, September 30, 2005             $ 101,294
Current period change                     (47,480)
                                        ---------
Balance, March 31, 2006                 $  53,814
                                        =========

8.  DEBT

Credit Agreement
----------------
The Company's credit agreement (the "Facility") provides for a $55.0 million credit limit consisting of a $53.8 million revolving credit line and a $1.2 million term note ("Term Note A"). As payments are made on Term Note A, the revolving credit limit increases accordingly to a maximum of $55.0 million. At March 31, 2006, the credit limit on the revolving portion of the Facility was $54.1 million. In addition, the Facility provides for a separate term loan in the initial amount of $5.0 million ("Term Note B").

The Facility, which expires in April 2007, includes lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month and financial covenants.

                                   17
The significant provisions on the Facility are as follows:

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

The Facility contains covenants (as amended in 2006) that (i) restrict permitted investments, (ii) restrict intercompany advances to certain subsidiaries, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and
(v) requires that consolidated EBITDA (excluding TSI, TBG and HNWC) not be less than: (a) $100,000 as of the last day of each month for the one-month period then ending, except for the month ending February 28, 2006 which is permitted to be zero, (b) $1,100,000 as of March 31, 2006 for the three-month period then ending, (c) $3,200,000 as of June 30, 2006 for the six-month period then ending, and (d) $5,500,000 as of September 30, 2006 for the ninth-month period then ending, and (e) $6,500,000 as of December 31, 2006 for the twelve-month period then ending. The Facility also provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

The January 2006 amendment also required AMCON and its subsidiaries to hire a turn-around consultant for the beverage businesses acceptable to the agent for the bank lenders by January 31, 2006 and to pay to the agent its customary fees and expenses in exercising its rights under the loan agreement. In addition, the amendment creates a new event of default if AMCON or its subsidiaries makes any payment (in cash or other property) or a judgment is entered against AMCON or its subsidiaries requiring a payment (in cash or other property) to be made under or in connection with the guaranty by AMCON of the TSI acquisition notes or the water royalty under the Asset Purchase Agreement for the purported sale of TSI assets. The amendment also reduced the monthly payment on Term Note B from $275,000 per month to $100,000 per month until paid in full.

The Facility also provides for a "springing" lock-box arrangement, under which, the Company maintains a lock-box from which it may apply cash receipts to any corporate purpose so long as it is not in default under the Facility. The bank maintains a security interest in the Company's lock-box and upon the occurrence of default may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and apply the funds against the revolving loan balance.

As of March 31, 2006, the outstanding balance on the revolving portion of the Facility was $45.4 million, including Term Note A. The Facility bears interest at the bank's base rate, which was 7.75% as of March 31, 2006 and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.
                                   18


The outstanding balance on Term Note B was $2.2 million at March 31, 2006. It bears interest at the bank's base rate, plus 2.0%, which was 9.75% as of March 31, 2006 and is payable in equal monthly installments of $0.1 million (as amended).

The Company's Chairman has personally guaranteed repayment of up to $10.0 million ($7.2 million at March 31, 2006) of the combined amount of the Facility and the term loans. AMCON pays the Company's Chairman a fee equal to 2% per annum of the guaranteed principal then outstanding in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with M&I Bank (formerly known as Gold Bank) (the "M&I Loans"), who is also a participant lender on the Company's revolving line of credit. The M&I Loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default.

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

9.  WATER ROYALTY

In connection with the assets purchased by the Company to form its subsidiary, TSI, the Company entered into an agreement with the former owners of those assets, Crystal Paradise Holdings, Inc. (CPH). The agreement calls for TSI to pay CPH, in perpetuity, an amount equal to the greater of, $0.03 per liter of water extracted from the source, or 4% of water revenues (as defined by the purchase agreement). The agreement is guaranteed by AMCON up to a maximum of $5.0 million, subject to a floor of $288,000 annually. Accordingly, the Company has recorded a $2.8 million liability related to the present value of the future minimum water royalty payments and related broker fees to be paid in perpetuity.

The water royalty is secured by a first priority security and mortgage on the acquired assets, other than inventory and accounts receivable. CPH retains the right to receive any water royalty payment for the first five years in shares of AMCON common stock up to maximum of 41,666 shares. The water royalty can be cancelled after ten years have elapsed and the business of TSI is sold to an unaffiliated third party, in which case CPH would be entitled to receive the appraised fair market value of the water royalty but not less than $5.0 million. The Company's Chairman has in turn guaranteed AMCON in connection with AMCON's obligation for these payments.

10.  STOCK PLANS

Prior its expiration in June 2004, AMCON maintained a stock-based compensation plan under which the Compensation Committee of the Board of Directors could granted incentive stock options and non-qualified stock options pursuant to the Stock Option Plan up to 550,000 shares. In fiscal 2005, the Compensation Committee evaluated various equity based compensation programs and chose not to implement a new plan.

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

On October 1, 2005, the Company adopted SFAS No. 123R, Shared Based Payment (SFAS 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized for the three and six months ended March 31, 2006, includes amortization related to the remaining unvested portion of stock options granted prior to September 30, 2005. At March 31, 2006 the amount of unrecognized stock option compensation expense related to non-vested share awards was approximately $44,000. This expense will be recognized over a weighted average period of 1.1 years.

As a result of adopting SFAS 123R, net income before taxes included share-based compensation expense of $15,000 and $30,000 for the three and six months ended March 31, 2006, related to the amortization of non-vested shares and share units. At March 31, 2006, there were 33,066 options fully vested and exercisable under the Stock Option Plan. Options issued and outstanding to management employees pursuant to the Stock Option Plan are summarized below:




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
                                             ======           ======

At March 31, 2006, there were 8,188 options fully vested and exercisable issued to outside directors outside the Stock Option Plan as summarized as follows:

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

The following is a summary of the activity of the stock plans during the quarter ended March 31, 2006.

                                            2006
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

The following summarizes all stock options outstanding at March 31, 2006:


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
                               ======                           ======          ======         ======


11. BUSINESS SEGMENTS

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling and distribution of bottled water products. The retail health food stores' operations are aggregated to comprise the retail segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products, and the methods used to sell the products. The beverage segment is comprised of HNWC's operations.
As discussed in Note 2, TBG and TSI, formerly part of the beverage segment, ceased operations on March 2005 and March 2006, respectively, and as such, the assets have accordingly been included in the "Other" column. Also included in the "Other" column are the charges incurred by AMCON's holding company (The Holding Company). The segments are evaluated on revenues, gross margins, operating income (loss) and income before taxes.

                                Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------    ----------    -------------
QUARTER ENDED MARCH 2006:
External revenue:
 Cigarettes                    $ 141,811,011    $         -    $         -    $        -    $ 141,811,011
 Confectionery                    13,038,041              -              -             -       13,038,041
 Health food                               -      9,711,316              -             -        9,711,316
 Tobacco, beverage & other        31,243,423              -      1,568,360             -       32,811,783
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         186,092,475      9,711,316      1,568,360             -      197,372,151
Depreciation /1/                     312,657        160,272         66,467             -          539,396
Amortization                               -          9,932              -             -            9,932
Operating income (loss)            1,640,706        944,798       (409,879)   (1,010,175)       1,165,450
Interest expense                     328,612        397,520        219,873       166,435        1,112,440
Income (loss) from continuing
 operations before taxes           1,331,140        557,042       (629,752)   (1,176,611)          81,819
Total assets                      63,188,858     12,642,701      6,263,467     9,802,249       91,897,275
Capital expenditures, net            238,212         24,495              -             -          262,707





                                Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------    ----------    -------------
QUARTER ENDED MARCH 2005:
External revenue:
Cigarettes                     $ 139,373,746    $         -    $         -    $        -    $ 139,373,746
 Confectionery                    12,860,855              -              -             -       12,860,855
 Health food                               -      8,815,057              -             -        8,815,057
 Tobacco, beverage & other        30,655,044              -      1,384,861        (31,542)     32,008,363
                               -------------    -----------    -----------     ----------   -------------
  Total external revenue         182,889,645      8,815,057      1,384,861        (31,542)    193,058,021
Depreciation /1/                     297,448        192,718         50,033              -         540,199
Amortization                          21,657         17,583         28,952              -          68,192
Operating income (loss)            1,001,288        285,769       (256,063)      (745,461)        285,533
Interest expense                     136,395        374,101        182,978        321,874       1,015,348
Income (loss) from continuing
 operations before taxes             811,909       (78,886)       (439,041)    (1,067,335)       (773,353)
Total assets                      70,878,239     16,404,341      8,523,555     12,994,250     108,800,385
Capital expenditures, net            598,474          7,471        172,484         14,777         793,206

SIX MONTHS ENDED MARCH 2006:

External revenue:
 Cigarettes                    $ 286,249,377    $         -    $         -    $        -    $ 286,249,377
 Confectionery                    25,243,784              -              -             -       25,243,784
 Health food                               -     18,725,875              -             -       18,725,875
 Tobacco, beverage & other        63,801,836              -      2,997,770             -       66,799,606
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         375,294,997     18,725,875      2,997,770             -      397,018,642
Depreciation /1/                     617,192        324,529        132,934             -        1,074,655
Amortization                               -         19,865              -             -           19,865
Operating income (loss)            2,838,846      1,446,110       (787,816)   (1,811,238)       1,685,902
Interest expense                     702,855        806,207        437,989        330,918        2,277,969
Income (loss) from continuing
 operations before taxes           2,166,819        658,667     (1,225,805)   (2,142,157)        (542,476)
Total assets                      63,188,858     12,642,701      6,263,467     9,802,249       91,897,275
Capital expenditures, net            321,638         55,611         15,100         2,671          395,020

SIX MONTHS ENDED MARCH 2005:

External revenue:

 Cigarettes                    $ 294,934,884    $         -    $         -    $        -    $ 294,934,884
 Confectionery                    26,899,200              -              -             -       26,899,200
 Health food                               -     17,389,189              -             -       17,389,189
 Tobacco, beverage & other        64,895,369              -      2,689,747       (72,648)      67,512,468
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         386,729,453     17,389,189      2,689,747       (72,648)     406,735,741
Depreciation /1/                     588,746        387,249        171,767             -        1,147,762
Amortization                          43,314         35,166         28,952             -          107,432
Operating income (loss)            3,878,850        423,766       (993,091)   (1,366,842)       1,942,683
Interest expense                     292,243        775,602        344,490        639,100        2,051,435
Income (loss) from continuing
 operations before taxes           3,579,372       (328,750)    (1,337,581)   (2,005,941)         (92,900)
Total assets                      70,878,239     16,404,341      8,523,555    12,994,250      108,800,385
Capital expenditures, net          1,979,336         14,127        251,121        67,568        2,312,152


/1/ Includes depreciation reported in cost of sales for the beverage segment.

/2/ Includes interest expense previously allocated to TBG and TSI which are now included in discontinued operations (see Note 2), intercompany eliminations, assets related to discontinued operations and charges incurred by The Holding Company.



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

Since the District Court's December ruling, the minority shareholder plaintiffs have filed notice with the District Court that they agree that rescission is not feasible. However, the District Court has made no determination as to the appropriate remedy for the lack of shareholder approval of the asset sale transaction or for any other claim asserted by the parties in this matter. Because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed, AMCON'S management, after consulting with the trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and therefore cannot estimate the amount or range of the potential loss, if any.

13.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously disclosed in the Company's Fiscal 2005 Annual Report on Form 10-K, the unaudited condensed consolidated financial statements for the three and six month fiscal periods ended March 31, 2005, included within this quarterly report, have been restated.

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

The table set forth below gives effect to the restatements that have been reflected in the March 31, 2005 balance sheet, statement of operations, and statement of cash flows for the three and six months ended March 2005.


SECOND FISCAL QUARTER ENDED MARCH 31, 2005
------------------------------------------

Condensed Consolidated Unaudited Balance Sheet
----------------------------------------------

                                         As previously                 Discontinued
                                           reported      Corrections   operations/1/   As restated
                                         -------------   ------------  ------------    ------------
Inventory                                $  30,304,173   $   (689,993) $   (859,780)   $ 28,754,400
Deferred income taxes                        3,729,391        279,000             -       4,008,391
Other assets                                 1,494,754       (129,904)            -       1,364,850
Retained earnings                            4,509,877       (540,897)            -       3,968,980




Condensed Consolidated Unaudited Statement of Operations
--------------------------------------------------------

                                                      Three months ended March 31, 2005
                                          ---------------------------------------------------------

                                          As previously                Discontinued
                                            reported     Corrections   operations/1/   As restated
                                          -------------  -----------   -------------   ------------

Cost of sales                             $ 180,236,017  $   115,828   $    (908,042)  $179,443,803
Selling, general and administrative
  expenses                                   13,727,633       21,145        (974,021)    12,774,757
Interest expense                                897,542      175,735         (57,929)     1,015,348
Income tax (benefit) expense                   (565,000)    (107,000)        391,000       (281,000)
Loss from discontinued operations              (889,619)     115,735        (638,171)    (1,412,055)
Net (loss) income                            (1,814,435)     (89,973)              -     (1,904,408)

Basic (loss) earnings per share
Continuing operations                             (1.89)       (0.39)           1.21          (1.07)
Discontinued operations                           (1.69)        0.22           (1.21)         (2.68)
Basic (loss) earnings per share                   (3.58)       (0.17)              -          (3.75)


Diluted (loss) earnings per share
Continuing operations                             (1.89)       (0.39)           1.21          (1.07)
Discontinued operations                           (1.69)        0.22           (1.21)         (2.68)
Diluted (loss) earnings per share                 (3.58)       (0.17)              -          (3.75)

Condensed Consolidated Unaudited Statement of Operations
--------------------------------------------------------

                                                      Six months ended March 31, 2005
                                          ---------------------------------------------------------

                                          As previously                Discontinued
                                            reported     Corrections   operations/1/   As restated
                                          -------------  -----------   -------------   ------------

Cost of sales                             $ 378,695,256  $   689,993   $  (1,523,210)  $377,862,039
Selling, general and administrative
  expenses                                   27,551,999      129,904      (1,897,154)    25,784,749
Interest expense                              1,803,743      345,616         (97,924)     2,051,435
Income tax (benefit) expense                   (341,000)    (396,000)        748,000         11,000
Loss from discontinued operations            (1,369,282)     228,616      (1,220,984)    (2,361,650)
Net (loss) income                            (1,827,553)    (540,897)              -     (2,368,450)

Basic (loss) earnings per share
Continuing operations                             (1.14)       (1.46)           2.31          (0.29)
Discontinued operations                           (2.60)        0.43           (2.31)         (4.48)
Basic (loss) earnings per share                   (3.74)       (1.03)              -          (4.77)


Diluted (loss) earnings per share
Continuing operations                             (1.14)       (1.46)           2.31          (0.29)
Discontinued operations                           (2.60)        0.43           (2.31)         (4.48)
Diluted (loss) earnings per share                 (3.74)       (1.03)              -          (4.77)

Condensed Consolidated Unaudited Statement of Cash Flows
--------------------------------------------------------

                                                As previously                 Discontinued
                                                  reported      Corrections   operations/1/  As restated
                                                -------------   ------------  ------------  ------------
Net income (loss) from continuing operations    $    (458,271)  $   (769,513) $  1,220,984  $     (6,800)
Deferred income taxes                              (1,137,076)      (279,000)            -    (1,416,076)

Inventory                                           4,639,543        689,993       402,892     5,732,428
Other assets                                          (37,810)       129,905             -        92,095
Net cash flows from operating activities -
 discontinued operations                             (347,156)       228,616    (1,283,102)   (1,401,642)


/1/ As of March 31, 2006, TSI ceased operations and is included in discontinued operations.  This presentation is intended to link the previously reported restatement amounts to the amount presented in the unaudited condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements:

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our 2005 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.
There have been no significant changes with respect to these policies during the first six months of fiscal 2006.

RESTATEMENT

As previously disclosed in the Company's fiscal 2005 Annual Report on Form 10-K and as discussed in Note 13 to the unaudited condensed consolidated financial statements, the Company's March 31, 2005 Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows have been restated from the amounts previously reported. The accompanying management's discussion and analysis and results of operations gives effect to the restatement.

DISCONTINUED OPERATIONS

Effective March 31, 2005, The Beverage Group, Inc. ("TBG"), which represented the marketing and distribution component of the Company's beverage segment, discontinued its operations. In March 2006 the operations for Trinity Springs, Inc. ("TSI"), a component of the beverage segment, were also discontinued. As a result, the balance sheets as of March 31, 2006 and September 30, 2005 and the statements of operations and statements of cash flows for the three and six months ended March 31, 2006 and March 31, 2005 have been prepared reflecting this disposition in discontinued operations in accordance with Statement of Financial Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

Additionally, management's discussion and analysis of the results of operations for the three and six months ended March 31, 2006 and March 31, 2005, TBG's and TSI's sales, gross profit (loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit have been aggregated and reported as a loss from discontinued operations and are therefore not a component of the discussion of the aforementioned items.

COMPANY OVERVIEW - SECOND FISCAL QUARTER 2006

AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates thirteen retail health food stores and a non-alcoholic beverage business that consists of a natural artesian water bottling operation in the state of Hawaii. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries. AMCON's fiscal second quarters ended on March 31, 2006 and March 31, 2005. For ease of discussion, these fiscal quarters are referred to herein as March 2006 and 2005, respectively or Q2 2006 and Q2 2005, respectively.

During the second quarter of fiscal 2006, the Company:

 - discontinued the operations of TSI in March 2006, due to recurring losses and a lack of capital resources to fund operations.

 - Amended its financial covenants with participating lenders to replace all minimum tangible net worth covenants and fixed charge coverage ratios with covenants requiring certain determined amounts of consolidated EBITDA, (excluding TSI, TBG and HNWC).

 - experienced a 2.2% increase in sales compared to the second quarter of fiscal 2005.

 - recognized a loss from continuing operations per diluted share of ($0.12) and ($1.05) for the three and six months ended March 2006, respectively, compared to loss from continuing operations per diluted share of ($1.07) and ($0.29) for the same periods in the prior year.

 - recognized loss from discontinued operations per diluted share of ($0.98) and ($2.45) for the three and six months ended March 2006, respectively, compared to a loss from discontinued operations per diluted share of ($2.68) and ($4.48) for the same periods in the prior year.

INDUSTRY SEGMENT OVERVIEWS

Wholesale Distribution Segment
-----------------------------
The wholesale distribution business represents approximately 94% of our consolidated sales. ADC places significant importance on an alliance with the major cigarette manufacturers that comprise over 90% of the cigarette industry volume. These manufacturers obligation to their shareholders, the importance of their branding, growing their share in a declining category and price gap management strategies are exactly why we believe that if our marketing programs are not aligned to support their success, then we are competing against them. While some of our competitors have focused on the lower priced cigarette brands, ADC has made a conscious decision to support and grow our national brand segment and align our business with the major players in the industry. We believe that the consumer's preference for premium brands currently drives the category volume.

ADC is ranked as a top ten convenience store supplier and our retailers are provided a broad selection of merchandise in all product categories. We continue to increase our food service product line selections to our customer base to respond to current market trends.

We have worked to improve ADC's operating efficiency by investing in newer information technology systems to help automate our buying and financial control functions. We have also sought to minimize inventory costs by maximizing the number of times inventory is renewed during a given period. By managing operating costs, management believes ADC is better positioned to compete with both smaller and larger competitors who offer less service than ADC.

The increases in fuel prices across the United States are having a significant impact on all distributors without any indications that fuel prices will return to past levels. Therefore, we expect that competition and pressure on profit margins will continue to affect both large and small distributors and demand that distributors continue to consolidate in order to become more efficient.

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

Beverage Segment
----------------
At March 31, 2006, AMCON's beverage business consists of Hawaiian Natural Water Company, Inc. ("HNWC"). HNWC, which is headquartered in Pearl City, Hawaii, was formed in 1994 for the purpose of bottling, marketing and distributing Hawaiian natural artesian water in Hawaii, the mainland and foreign markets. HNWC's Hawaiian Springs/R/ brand is the only bottled natural artesian water available from Hawaii. All other bottled waters produced in Hawaii contain purified water, from which chemicals and minerals have been removed by means of reverse osmosis filtration.

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

In addition to its premium water brands, HNWC also competes in the purified water bottling niche. We believe that competing in this market enables HNWC to more effectively differentiate the premium natural artesian water from purified bottled water products in the market place and provides a more competitive price point in which to provide private label water to the island of Oahu.

Trinity Springs, Inc. ("TSI"), a component of the Company's beverage segment until March 31, 2006, ceased on-going operations in March 2006 and is accounted for as a component of discontinued operations as discussed in Note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

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

Sales by business segment for the three and six month periods ended March 2006 and March 2005 are as follows (dollars in millions):

                                   Three months                         Six months
                                   ended March                      ended March
                                  ---------------             -----------------------------------
                                                    Incr                       Extra    Reported   Incr
                                   2006     2005   (Decr)      2006   2005/1/  week/2/    2005    (Decr)
                                  ------   ------  ------     ------  -------  -------  --------- ------
Wholesale distribution segment    $186.1   $182.9  $  3.2     $375.3  $ 373.1  $  13.6  $   386.7 $(11.4)
Retail health food stores segment    9.7      8.8     0.9       18.7     17.0      0.4       17.4    1.3
Beverage segment                     1.6      1.4     0.2        3.0      2.6      0.1        2.7    0.3
Intersegment eliminations              -        -       -          -     (0.1)       -       (0.1)   0.1
                                  ------   ------  ------     ------  -------  -------  --------- ------
                                  $197.4   $193.1  $  4.3     $397.0  $ 392.6  $  14.1  $   406.7 $ (9.7)
                                  ======   ======  ======     ======  =======  =======  ========= ======

/1/ Excludes extra week discussed in /2/ below

/2/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.
As a result of this change, the first six months of fiscal 2005 comprises 27 weeks of operations as compared to 26 weeks of operations in fiscal 2006.


Three months ended March 2006 comparison
----------------------------------------
Sales for Q2 2006 increased 2.2%, or $4.3 million, compared to Q2 2005. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.7 million and $3.6 million, for Q2 2006 and Q2 2005, respectively.

The sales of cigarettes in the wholesale distribution segment increased by $2.4 million and the sales of tobacco, confectionary and other products in our wholesale distribution segment increased $0.8 million in Q2 2006 compared to Q2 2005. Of the increase in cigarette sales, $2.1 million related to higher excise taxes imposed by certain states subsequent to Q2 2005 and $1.1 million related to a $0.50 price increase on certain brands of a major manufacturer's cigarettes that occurred in December 2005. The above increases in cigarette sales were offset by a $0.8 million decrease in sales primarily attributable to a 1.8% decrease in the volume of cigarette carton sales. The $0.8 million increase in tobacco, confectionary and other product sales was primarily attributable to increased volumes in Q2 2006 compared to Q2 2005.

Sales from the retail health food segment increased $0.9 million during Q2 2006 compared to Q2 2005. This increase was primarily attributable to volume growth in same store sales. The retail health food segment has experienced robust growth during fiscal 2006, largely due to the general upturn in the natural products industry combined with the Company's continued marketing efforts.

The beverage segment accounted for $1.6 million in sales in Q2 2006 compared to $1.4 million in Q2 2005. The increase in sales was primarily the result of efforts by HNWC's management to expand the market penetration of its bottle water products and grow brand awareness.

Six months ended March 2006 comparison
--------------------------------------
Sales for the six months ended March 2006 decreased to $397.0 million, compared to $406.7 million for the same period in the prior fiscal year.

Sales from the wholesale distribution segment decreased by $11.4 million for the six months ended March 2006 as compared to the same period in the prior year. Of this decrease, $8.7 million was attributable to a decrease in cigarette sales and $2.7 million was attributable to a decrease in tobacco, confectionary and other product sales.

During the first half of fiscal 2006, cigarette sales benefitted approximately $3.4 million as compared to the same period in the prior year, because of price increases implemented by major cigarette manufacturers. Additionally, cigarette sales benefitted $6.4 million during the first half of fiscal 2006 as a result of higher excise taxes imposed by certain states subsequent to Q2 2005. These increases in cigarette sales were offset by a
10.4 million decrease in sales resulting from a change in our monthly reporting period which added an extra week of sales in the first half of fiscal 2005. The remaining $8.1 million decrease in cigarette sales was primarily attributable to a 3.5% decrease in the volume of cigarette carton sales (excluding the extra week of sales).

Of the decrease in tobacco, confectionary and other products, $3.2 million was attributable to the impact of the change in our monthly reporting period which added an extra week of sales in the first six months of fiscal 2005. This decrease in sales was partially offset by a $0.5 million increase in sales due to higher sales volumes compared to the first half of fiscal 2005.

During the first six months of fiscal 2006, sales from the retail health food segment increased by $1.3 million compared to the same period in 2005. Of this increase, $1.7 million was attributable to volume growth in same store sales. This volume increase was partially offset by $0.4 million due to the extra week of sales included in the first six months of fiscal 2005, which resulted from the Company's change in monthly reporting periods. The retail health food segment has experienced robust growth during the first half of fiscal 2006 largely because of the general upturn in the natural products industry combined with the Company's continued marketing efforts.

The beverage segment accounted for $3.0 million in sales for first six months of fiscal 2006, compared to $2.7 million for the same period in 2005. The increase in sales was primarily attributable to a $0.4 million increase in bottled water sales. This increase was partially offset by a $0.1 million decrease in sales due to the extra week of sales included in the first six months of fiscal 2005, which resulted from the change in the Company's monthly reporting period.
                                   32
GROSS PROFIT

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

Gross profit by business segment for the three and six month periods ended March 2006 and March 2005 are as follows (dollars in millions):

                                   Quarter ended                         Year to date
                                       March                             March
                                  ---------------             -----------------------------------
                                                    Incr                       Extra    Reported   Incr
                                   2006     2005   (Decr)      2006   2005/1/  week/2/    2005    (Decr)
                                  ------   ------  ------     ------  -------  -------  --------- ------
Wholesale distribution segment    $ 10.6   $ 10.1  $  0.5     $ 21.1  $  21.7  $   0.6  $    22.3 $ (1.2)
Retail health food stores segment    4.0      3.4     0.6        7.6      6.6      0.2        6.8    0.8
Beverage segment                     0.0      0.1    (0.1)      (0.1)    (0.2)       -       (0.2)   0.1
                                  ------   ------  ------     ------  -------  -------  --------- ------
                                  $ 14.6   $ 13.6  $  1.0     $ 28.6  $  28.1  $   0.8  $    28.9 $ (0.3)
                                  ======   ======  ======     ======  =======  =======  ========= ======

/1/ Excludes extra week discussed in /2/ below

/2/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.
As a result of this change, the first six months of fiscal 2005 comprises 27 weeks of operations as compared to 26 weeks of operations in fiscal 2006.


Three months ended March 2006 comparison
----------------------------------------
During Q2 2006, gross profit increased $1.0 million to $14.6 million compared to $13.6 million in Q2 2005. This represents a 7.58% increase in gross profit compared to the same period in the prior year. Gross profit as a percent of sales increased slightly to 7.42% in Q2 2006 compared to 7.10% in Q2 2005.

Gross profit from our wholesale distribution segment for Q2 2006 increased $0.5 million compared to Q2 2005 primarily due to a smaller quarterly LIFO charge of $0.9 million in Q2 2006 as compared to Q2 2005. Partially, offsetting this increase was $0.4 million related to lower gross margins realized on cigarette and non-cigarette product sales, primarily the result of continued pricing pressures industry-wide.

Gross profit for the retail health food segment increased $0.6 million in Q2 2006 as compared to Q2 2005. Of this increase, $0.1 million related to improved management of inventory scrap and throw-out costs, $0.1 million related to a smaller LIFO charge in Q2 2006 compared to Q2 2005, and $0.4 million related to the overall growth in sales volume and product line gross margins.

Gross profit for the beverage segment decreased $0.1 million in Q2 2006 compared to Q2 2005. This decrease was primarily the result of higher production costs.

Six months ended March 2006 comparison
--------------------------------------
For the six months ended March 2006, gross profit decreased $0.3 million, or 1.10% compared to the same period in the prior fiscal year. Gross profit as a percent of sales increased to 7.19% from 7.10% for the six month period ended March 2006 compared to the same period in 2005.

Gross profit from our wholesale distribution segment for the six months ended March 2006, decreased approximately $1.2 million as compared to the same period in the prior year. Increasing gross profit during the first six months of fiscal 2006 was a $0.9 million smaller quarterly LIFO charge as compared to the same period in the prior year. This increase was partially offset by a decrease of $0.6 million related to a reduction in manufacturers' promotional allowances net of payments made to our customers. Additionally, $0.6 million of the decrease in gross profit resulted from the change in our monthly reporting period which added an extra week of sales in the first six months of fiscal 2005. The remaining decrease in gross profit of $0.9 million is primarily attributable to lower sales volume and reduced gross margins realized on customer accounts because of continued pricing pressures industry-wide.

Gross profit for the retail health food segment for the first six months of fiscal 2006 increased $0.8 million compared with the same period in fiscal 2005. Of this increase, $0.2 million related to improved management of inventory scrap and throw-out costs, $0.1 million related to a smaller LIFO charge in Q2 2006 compared to Q2 2005, and $0.5 million related to the overall growth in sales volume and product line gross margins.

Gross profit for the beverage segment increased $0.1 million for the first six months of fiscal 2006 compared to the same period in 2005. This change is primarily the result of additional sales volume and higher gross margins realized on customer sales.

OPERATING EXPENSE - three and six months ended March 31, 2006 comparison

Operating expense includes selling, general and administrative expenses and depreciation and amortization and impairment charges. Selling, general and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, inspection costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance and professional fees.

In Q2 2006, operating expenses were generally flat, increasing 1.14% or approximately $0.2 million, as compared to Q2 2005. This increase was primarily related to higher bad debt expense and professional fees incurred by the Company's beverage segment.

For the six month period ended March 2006, total operating expenses decreased approximately $0.1 million or 0.20% as compared to the same period in the prior year. Items increasing operating expense for the six month period were fuel costs and professional fees, offset by decreases in compensation costs.

INTEREST EXPENSE - three and six months ended March 31, 2006 comparison

Interest expense for Q2 2006 and for the six months ended March 2006 increased $0.1 million and $0.2 million, respectively as compared to the same periods in 2005. These increases were primarily related to increases in the prime interest rate, which is the rate at which the Company primarily borrows under its amended credit facility, and an increase in the Company's average variable rate borrowings. On average, the Company's borrowing rates on variable rate debt was 1.96% higher and the average borrowings on variable rate debt was $0.6 million lower in Q2 2006 as compared to Q2 2005. For the six months ended March 2006, interest rates were on average 1.99% higher and the average borrowings on variable rate debt was $4.0 million higher as compared to the same period in 2005.

OTHER - three and six months ended March 31, 2006 comparison

During the first six months of 2006, the "Minority interest in loss, net of tax", was $0.0 million compared to $0.1 million for the same period in the prior year. The 15% minority ownership interest in TSI by independent third parties has been reduced to zero because of cumulative losses. No further allocations of losses to minority shareholders will be made by the Company.

DISCONTINUED OPERATIONS - three and six months ended March 31, 2006 comparison

For the periods presented, discontinued operations consists of the Company's former beverage marketing and distribution business, TBG, and former water bottling operation in Idaho, TSI. For the three and six months ended March 31, 2006, the operations incurred a net loss, net of tax, of $0.5 million and $1.3 million, respectively as compared to a net loss, net of tax, of $1.4 million and $2.4 million for the comparable period in the prior year.

Net loss from discontinued operations for the three and six months ended March 31, 2006, decreased $0.9 million and $1.1 million, respectively, from the same periods in the prior year. These decreases were primarily the result of charges incurred in March 2005 to adjust the accounts receivable, inventory and fixed assets to their net realizable values at TBG in addition to the closure of on-going operations at both TBG and TSI.

LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities. The Company requires cash to pay its operating expenses, purchase inventory and make capital investments and acquisitions of businesses. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings and preferred stock issuances, as necessary. During the six months ended March 31, 2006 the Company used $0.1 million of cash from operating activities, primarily the result of quicker accounts receivable turns offset by pay down of accounts payable and accrued expenses. Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, in the circumstance where we are "buying-in" to obtain favorable terms on particular product or to maintain our LIFO layers, we may have to retain the inventory for a period longer than the payment terms. This generates cash outflow from operating activities that we expect to reverse in a later period. Additionally, during the warm weather months, which is our busiest time of the year, we generally carry larger inventory back stock to ensure high fill rates to maintain customer satisfaction.

Investing Activities. Cash of $0.4 million was utilized in investing activities during the first six months of fiscal 2006 for capital expenditures.

Financing Activities. The Company generated net cash of $0.5 million from financing activities during the first six months of 2006 primarily from the issuance of $2.0 million of preferred stock in Q2 2006. Cash of $2.1 million was used in financing activities during the first six months of 2006 to pay down long term debt and bank credit agreements. The Company also generated cash of $0.8 million from long-term debt issued by TSI prior to its closure. During the first six months of 2006, $0.2 million was used to pay dividends on preferred stock.

Cash on Hand/Working Capital. As of March 2006, the Company had cash on hand of $0.6 million and working capital (current assets less current liabilities) of $28.6 million. This compares to cash on hand of $0.5 million and working capital of $30.6 million as of September 2005.

The Company's maximum revolving credit limit on the Facility was $54.1 million at March 31, 2006, however the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. On March 31, 2006, the balance on the revolving portion of the facility was $45.4 million.
Based on our collateral and the loan limits, there was approximately $5.2 million of availability at March 31, 2006. During the six months ended March 31, 2006 our peak borrowing was $52.5 million, our average borrowings were

$47.7 million and our average availability was $1.7 million. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on the collateralized assets.

Additional Demands for Capital. Funds generated from operations, supplemented as necessary with funds available under the Facility, have historically provided sufficient liquidity for operation of the wholesale and retail businesses. The Company's beverage businesses, which included HNWC and TSI (prior to the discontinuance of its operations on March 31, 2006) have contributed significant operating losses. These losses have consumed significant cash resources and placed the Company in a restricted liquidity situation.

However, during the first six months of fiscal 2006, management took steps to limit these operating losses and cash requirements going forward. As previously discussed, the TSI bottled water business has been closed; management is currently seeking to resolve pending litigation matters related to TSI (see discussion of TSI litigation in Note 12 to the condensed consolidated unaudited financial statements) to enable the ultimate sale of that business. Should the resolution of the TSI litigation require the Company to fund certain of the TSI obligations, the Company may call upon the guaranty of the Company's CEO and Chairman, Mr. William Wright. The HNWC bottled water business has been reorganized and operational improvements have been made, including cost reductions and sales price increases. HNWC is currently operating without requiring additional cash investments by AMCON. The Company is also considering alternatives for the infusion of outside capital and/or the possible sale of the HNWC business. If successful, any proceeds from the sale of those businesses would be utilized to reduce related debt obligations and/or the Company's outstanding balance under the credit facility.

The Company renegotiated and amended its credit facility in January 2006, and all prior covenants were replaced with monthly and cumulative year to date earnings before interest, taxes, depreciation and amortization (EBITDA) covenants (excluding all the beverage operations) that are measured at the end of each month and quarter, respectively. The Company is in compliance with all such covenants, and based on operating forecasts currently expects to remain in compliance with such covenants with the possible exception of the December 2006 and February 2007 monthly covenants. Further, management is in preliminary negotiations to modify the covenants and to extend the current maturity date of April 2007, on similar terms. Although no assurances can be given, management believes it will be successful in obtaining an extension and covenant modifications.

Based on its operating forecasts and projected cash requirements, management believes the Company has adequate cash resources to fund its operations and capital expenditure needs as well to meet its debt obligations as they mature through fiscal 2006 and fiscal 2007 with the extension of the maturity date for the credit facility and its covenant modifications.

Contractual Obligations
-----------------------
There have been no significant changes to the Company's contractual obligations as set forth in the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 2005.

Credit Agreement
-------------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). As of March 2006, the outstanding balance on the Facility was $45.4 million, including Term Note A and the portion of the revolver attributable to TSI. The Facility, which was amended in October 2004, transferred $1.2 million of revolving debt to term debt and added the subsidiaries, except TSI, as borrowers. TSI was subsequently added as a borrower in April 2005. The Facility bears interest at a variable rate equal to the bank's base rate, which was 7.75% at March 2006. The Company may, however, select a rate equal to LIBOR plus 2.50%, for an amount of the Facility up to $10.0 million which relates to our swap agreement. The Facility restricted borrowings for intercompany advances to TBG and TSI to $1.0 million in the aggregate and to the retail health food subsidiaries and HNWC to $0.9 million in the aggregate in fiscal 2005 and $0.1 million in the aggregate in subsequent years.

The amended Facility requires the Company to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month. The Facility is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable and expires in April 2007.

The Facility contains covenants (as amended in January 2006) that (i) restrict permitted investments, (ii) restrict intercompany advances to certain subsidiaries, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) requires that consolidated EBITDA (excluding TSI, HNWC and The Beverage Group, Inc.) not be less than: (a) $100,000 as of the last day of each month for the one-month period then ending, except for the month ending February 28, 2006 which is permitted to be zero, (b) $1,100,000 as of March 31, 2006 for the three-month period then ending, (c) $3,200,000 as of June 30, 2006 for the six-month period then ending, and (d) $5,500,000 as of September 30, 2006 for the ninth-month period then ending, and (e) $6,500,000 as of December 31, 2006 for the twelve-month period then ending. The Facility also provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

The Company has a $5.0 million (face amount) Term Note B from LaSalle Bank, which had an outstanding balance of $2.2 million at March 2005. Term Note B bears interest at the bank's base rate plus 2.00%, which was 9.75% at March 2006 and is required to be repaid in eighteen monthly installments of $0.3 million (subsequently amended in March 2006 to be repaid in monthly installments of $0.1 million).

The Company's Chairman personally guaranteed repayment of up to $10.0 million of the combined amount of the Facility and the term loans. The amount of the guarantee at March 31, 2006 was $7.2 million. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

The Company hedges its variable rate risk on a notional $10.0 million of its borrowings under the Facility by use of an interest rate swap agreement.
This swap agreement, which expires in June 2006, has the effect of converting the interest on this amount of debt to a fixed rate of 4.87% per annum.

Preferred Stock
---------------
In March 2006, the Company completed a $2.0 million private placement of Series C Convertible Preferred Stock representing 80,000 shares at $25 per share. The proceeds of the issuance were used to reduce the Company's outstanding balance on its revolving credit facility. The Series C Convertible Preferred Stock was purchased by a related party of the Company as more fully discussed in Note 3.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley (the "M & I Loans"), formerly Gold Bank, which is also a participant lender on the Company's revolving line of credit. The M & I Loans contain cross default provisions which cause all loans with M & I to be considered in default if any one of the loans where M & I is a lender, including the revolving credit facility, is in default.

In addition, the M & I Loans contain co-terminus provisions which require all loans with M & I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt.
At March 2006, the Company had $37.5 million of variable rate debt outstanding (excluding $10.0 million variable rate debt which is fixed through the swaps described below), with maturities through April 2007.
The interest rate on this debt was 7.75% at March 2006. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.2 million for each 1% change in our lender's prime interest rate.

As discussed in Note 8 to the consolidated financial statements, the LIBOR interest rate borrowing option was removed, except for the portion of the loan that is related to the swap agreement as part of the revolving credit facility restructuring in October 2004.

At March 2006, the Company has an interest rate swap agreement with a bank in order to mitigate the Company's exposure to interest rate risk on this variable rate debt. Under the agreement, the Company agreed to exchange, at specified intervals, fixed interest amounts for variable interest amounts calculated by reference to agreed-upon notional principal amounts of $10.0 million. The interest rate swap effectively converts $10.0 million of variable-rate senior debt to fixed-rate debt at a rate of 4.87% on the $10.0 million notional amount through the maturity of the swap agreements on June 2, 2006. This interest rate swap agreement has been designated as a hedge and is accounted for as such for financial accounting purposes.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, as a result of the material weaknesses described below, the CEO and CFO concluded that our disclosure controls and procedures were not effective, as of March 31, 2006. The Company's management conducted a similar evaluation for each of the comparable periods in fiscal 2005. While the CEO and CFO had concluded that our disclosure controls and procedures were effective at the time, they now conclude, as a result of the material weaknesses described below, that our disclosure controls and procedures were not effective, as of March 31, 2005.

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

To mitigate the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the condensed consolidated unaudited financial statements as of and for the quarter ended March 31, 2006, as included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

Changes in our internal control over financial reporting were made in the first three quarters of fiscal 2006 to correct the deficiencies noted above. However, these changes were not fully operational at March 31, 2006. The following changes have materially affected or are reasonably likely to affect our internal control over financial reporting:

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments to the Company's risk legal proceeding as previously disclosed in Item 1 "Legal Proceedings" in our 2005 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2005.

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" in our 2005 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2006, the Company issued and sold 80,000 shares, or $2.0 million, of its Series C Convertible Preferred Stock ("Series C") to Draupnir Capital, LLC, a related party. The proceeds of the Series C issuance were used to reduce the Company's outstanding balance on its revolving credit facility. The Series C are convertible at any time by the holders into shares of AMCON common stock based on a predetermined conversion formula as discussed in Note 3.

The Series C is also optionally redeemable by the Company beginning on March 3, 2008 at a redemption price equal to 112% of the liquidation preference. The redemption price decreases 1% annually thereafter until the redemption price equals the liquidation preference (as that term is defined in the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of AMCON Distributing Company) after which date it remains the liquidation preference.

This transaction was effected in reliance upon exemption for securities registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder.

Item 3.  Defaults Upon Senior Securities

There have been no defaults in the payment of principal and interest with respect to any indebtedness of the Company or any of it subsidiaries exceeding five percent of total assets of the Company.




                                   42
Item 4.  Submission of Matters to a Vote of Security Holders

There were no submission of matters to a vote of security holders to be reported during the three and six month fiscal periods ended March 31, 2006.


Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

(a) Exhibits

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

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     September 29, 2006       /s/ William F. Wright
          ------------------       -----------------------------
                                   William F. Wright
                                   Chairman of the Board and
                                     Principal Executive Officer


Date:     September 29, 2006       /s/ Andrew C. Plummer
          ------------------       -----------------------------
                                   Andrew C. Plummer
                                   Acting CFO and Principal
                                     Financial and Accounting Officer


                                   43