Form 10-Q
period 2006-06-30
AMCON DISTRIBUTING CO
filed 2006-11-27
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2006

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

The Registrant had 527,062 shares of its $.01 par value common stock outstanding as of November 20, 2006.

                                                                Form 10-Q
                                                               3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          June 30, 2006 (unaudited)and September 30, 2005                 3

          Condensed consolidated unaudited statements of operations
          for the three and nine months ended June 30, 2006 and
          2005 (as restated)                                              4

          Condensed consolidated unaudited statements of cash flows
          for the nine months ended June 30, 2006 and
          2005 (as restated)                                              5

          Notes to condensed consolidated unaudited
          financial statements                                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  28

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     40

Item 4.   Controls and Procedures                                        40

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              42

Item 1A.  Risk Factors                                                   42

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    42

Item 3.   Defaults Upon Senior Securities                                42

Item 4.   Submission of Matters to a Vote of Security Holders            42

Item 5.   Other Information                                              42

Item 6.   Exhibits                                                       43









                                     2

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                Condensed Consolidated Balance Sheets
                                 June 30, 2006 and September 30, 2005
-------------------------------------------------------------------------------------------------------
                                                                       June 2006       September 2005
                                                                      (Unaudited)
                                                                      ------------     --------------
                      ASSETS
Current assets:
  Cash                                                               $     84,020       $    546,273
  Accounts receivable, less allowance for doubtful
    accounts of $1.0 million and $0.6 million, respectively            30,134,256         28,202,857
  Inventories                                                          30,492,996         23,977,889
  Deferred income taxes                                                 1,642,212          1,642,212
  Current assets of discontinued operations                                37,544          1,159,228
  Prepaid and other current assets                                      4,843,534          5,269,784
                                                                     ------------       ------------
     Total current assets                                              67,234,562         60,798,243

Property and equipment                                                 14,102,301         15,162,007
Deferred income taxes                                                   6,863,737          6,300,503
Noncurrent assets from discontinued operations                          2,382,801          2,475,803
Goodwill                                                                5,848,808          5,848,808
Other intangible assets                                                 3,449,736          3,464,534
Other assets                                                            1,084,769          1,258,899
                                                                     ------------       ------------
                                                                     $100,966,714       $ 95,308,797
                                                                     ============       ============
           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                   $ 15,550,519       $ 17,047,833
  Accrued expenses                                                      4,837,193          4,990,814
  Accrued wages, salaries and bonuses                                   1,171,914          1,601,666
  Income taxes payable                                                          -            118,798
  Current liabilities of discontinued operations                        4,339,022          4,098,412
  Current maturities of revolving credit facility                       3,932,000          1,432,000
  Current maturities of long-term debt                                    815,005            936,198
                                                                     ------------       ------------
     Total current liabilities                                         30,645,653         30,225,721
                                                                     ------------       ------------
Revolving credit facility, less current maturities                     52,768,394         47,730,388
Long-term debt, less current maturities                                 7,508,260          7,636,468
Noncurrent liabilities of discontinued operations                       5,651,744          5,648,648

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645          1,857,645

Series C cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,982,372                  -

Commitments and contingencies (Note 12)

Shareholders' equity (deficiency):
  Preferred stock, $0.01 par, 1,000,000 shares authorized,
    none outstanding                                                            -                  -
  Common stock, $.01 par value, 3,000,000
    shares authorized, 527,062 shares issued                                5,271              5,271
  Additional paid-in capital                                            6,263,476          6,218,476
  Accumulated other comprehensive income,
    net of tax of $0.1 million in 2005                                          -            101,294
  Accumulated deficit                                                  (8,154,456)        (6,553,469)
                                                                     ------------       ------------
     Total shareholders' deficiency                                    (1,885,709)          (228,428)
                                                                     ------------       ------------
                                                                     $100,966,714       $ 95,308,797
                                                                     ============       ============
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.
                                   3

                                    AMCON Distributing Company and Subsidiaries
                              Condensed Consolidated Unaudited Statements of Operations
                          for the three and nine month periods ended June 30, 2006 and 2005
---------------------------------------------------------------------------------------------------------
                                                  For the three months            For the nine months
                                                       ended June                      ended June
                                            -----------------------------   -----------------------------
                                                2006            2005            2006            2005
                                        (As restated                    (As restated
                                                              see notes                       see notes
                                                                1 & 13)                         1 & 13)
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of
  $52.5 million and $50.1 million,
  and $147.7 million and $145.2
  million, respectively)                    $ 223,954,710   $ 215,124,070   $ 620,973,352   $ 621,859,811

Cost of sales                                 208,168,019     199,928,910     576,622,438     577,790,948
                                            -------------   -------------   -------------   -------------
Gross profit                                   15,786,691      15,195,160      44,350,914      44,068,863
                                            -------------   -------------   -------------   -------------
Selling, general and administrative
  expenses                                     13,096,950      12,720,659      38,989,674      38,533,701
Depreciation and amortization                     525,170         571,940       1,510,767       1,718,209
                                            -------------   -------------   -------------   -------------
                                               13,622,120      13,292,599      40,500,441      40,251,910
                                            -------------   -------------   -------------   -------------
Operating income                                2,164,571       1,902,561       3,850,473       3,816,953
                                            -------------   -------------   -------------   -------------
Other (income) expense:
  Interest expense                              1,227,561       1,063,338       3,505,530       3,114,773
  Other (income) expense, net                     (44,424)        (32,827)        (94,015)        (48,679)
                                            -------------   -------------   -------------   -------------
                                                1,183,137       1,030,511       3,411,515       3,066,094
                                            -------------   -------------   -------------   -------------
Income from continuing operations
 before income taxes                              981,434         872,050         438,958         750,859

Income tax expense                                392,000         347,000         246,000         358,000
Minority interest                                       -               -               -         (97,100)
                                            -------------   -------------    ------------   -------------
Income from continuing operations                 589,434         525,050         192,958         489,959

Loss from discontinued operations,
 net of income tax benefit
 of $0.1 million and $0.5 million,
 $0.9 million and $1.9 million, respectively     (243,183)       (751,473)     (1,533,453)     (3,084,832)
                                            -------------   -------------   -------------   -------------
Net income (loss)                                 346,251        (226,423)     (1,340,495)     (2,594,873)

Preferred stock dividend requirements            (104,386)        (74,053)       (260,492)       (219,773)
                                            -------------   -------------   -------------   -------------
Net income (loss) available to
 common shareholders                        $     241,865   $    (300,476)  $  (1,600,987)  $  (2,814,646)
                                            =============   =============   =============   =============
   Basic earnings (loss) per share
     available to common shareholders:
      Continuing operations                 $        0.92   $        0.86   $       (0.13)  $        0.51
      Discontinued operations                       (0.46)          (1.43)          (2.91)          (5.85)
                                            -------------   -------------   -------------   -------------
      Net basic earnings (loss) per share
       available to common shareholders     $        0.46   $       (0.57)  $       (3.04)  $       (5.34)
                                            =============   =============   =============   =============
   Diluted earnings (loss) per share
     available to common shareholders:
      Continuing operations                 $        0.69   $        0.73   $       (0.13)  $        0.49
      Discontinued operations                       (0.28)          (1.05)          (2.91)          (5.63)
                                            -------------   -------------   -------------   -------------
      Net diluted earnings (loss) per share
       available to common shareholders     $        0.41   $       (0.32)  $       (3.04)  $       (5.14)
                                            =============   =============   =============   =============
Weighted average shares outstanding:
  Basic                                           527,062         527,062         527,062         527,062
  Diluted                                         854,187         712,881         527,062         547,774

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.
                                      4

                     AMCON Distributing Company and Subsidiaries
              Condensed Consolidated Unaudited Statements of Cash Flows
                 for the nine month periods ended June 30, 2006 and 2005
-------------------------------------------------------------------------------
                                                                           2006            2005
                                                                                       (As restated
                                                                                         see notes
                                                                                           1 & 13)
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                           $ (1,340,495)   $ (2,594,873)
  Deduct: (loss) from discontinued operations, net of tax                 1,533,453       3,084,832
                                                                       ------------    ------------
 Income from continuing operations                                          192,958         489,959

  Adjustments to reconcile net (loss) income from
   continuing operations to net cash flows
    from operating activities:
     Depreciation                                                         1,606,824       1,735,404
     Amortization                                                            29,798         146,196
     (Gain) loss on sale of property and equipment                           11,570         (20,361)
     Stock based compensation                                                45,000               -
     Deferred income taxes                                                 (563,234)     (1,558,608)
     Provision for losses on doubtful accounts                              505,295         259,080
     Provision for losses on inventory obsolescence                          46,204         237,167
     Impairment on assets held for sale                                           -          77,680
     Minority interest                                                            -         (97,100)

  Changes in assets and liabilities,
    net of effect of acquisitions:
     Accounts receivable                                                 (2,436,694)     (3,698,445)
     Inventories                                                         (6,561,311)      7,338,879
     Other current assets                                                   324,956        (494,133)
     Other assets                                                           174,130         (42,286)
     Accounts payable                                                    (1,134,598)     (2,391,119)
     Accrued expenses and accrued wages, salaries and bonuses              (583,373)        935,587
     Income tax payable and receivable                                     (118,798)        190,445
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations         (8,461,273)      3,108,345
Net cash flows from operating activities - discontinued operations         (779,463)     (1,761,749)
                                                                       ------------    ------------
Net cash flows from operating activities                                 (9,240,736)      1,346,596

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (609,637)     (2,469,156)
     Proceeds from sales of property and equipment                           50,949          85,265
     Purchase of trademark                                                  (15,000)              -
                                                                       ------------    ------------
Net cash flows from investing activities - continuing operations           (573,688)     (2,383,891)
Net cash flows from investing activities - discontinued operations           (2,671)        (92,872)
                                                                       ------------    ------------
Net cash flows from investing activities                                   (576,359)     (2,476,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on revolving credit facility               7,538,006      10,977,882
     Net proceeds from preferred stock issuance                           1,982,372       1,857,645
     Proceeds from borrowings of long-term debt                             125,988       1,399,636
     Dividends paid on preferred stock                                     (260,492)       (219,773)
     Principal payments on long-term debt and subordinated debt            (738,105)    (12,907,705)
     Debt issue costs                                                             -        (446,641)
                                                                       ------------    ------------
Net cash flows from financing activities - continuing operations          8,647,769         661,044
Net cash flows from financing activities - discontinued operations          707,073         421,489
                                                                       ------------    ------------
Net cash flows from financing activities                                  9,354,842       1,082,533
                                                                       ------------    ------------
Net change in cash                                                         (462,253)        (47,634)

Cash, beginning of period                                                   546,273         416,073
                                                                       ------------    ------------
Cash, end of period                                                    $     84,020    $    368,439
                                                                       ============    ============





                                              5

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $  3,488,161    $  2,661,734
  Cash refunded during the period for income taxes                           (1,577)       (185,630)

Supplemental disclosure of non-cash information:
  Issuance of note payable in exchange for accounts payable            $    362,716    $          -
  Acquisition of equipment through capital leases                                 -          91,343


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.


                                   6
















































               AMCON Distributing Company and Subsidiaries
         Notes to Condensed Consolidated Unaudited Financial Statements
                           June 30, 2006 and 2005
----------------------------------------------------------------------------

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

AMCON also operates six retail health food stores in Florida under the name Chamberlin's Market & Cafe ("Chamberlin's") and seven in the Midwest under the name Akin's Natural Foods Market ("Akin's"). These stores carry natural supplements, groceries, health and beauty care products and other food items.

In addition, AMCON operates a non-alcoholic beverage business which, consists of Hawaiian Natural Water Company, Inc. ("HNWC"). HNWC bottles natural artesian water from an exclusive source located on the Big Island of Hawaii and bottles purified drinking water on the island of Oahu. HNWC currently markets its products primarily in the State of Hawaii, but has expanded marketing to the mainland United States and certain international markets.

In March 2006, Trinity Springs, Inc. ("TSI"), which was formerly part of the Company's beverage segment, ceased on-going operations because of recurring losses as discussed further in Note 2. TSI bottled and distributed geothermal water, natural mineral supplements and other premium beverages. As a result, the balance sheets as of June 30, 2006 and September 30, 2005, and the statements of operations for the three and nine month fiscal periods ended June 30, 2006 and June 30, 2005 and cash flows for the nine month fiscal periods ended June 30, 2006 and June 30, 2005 have been prepared reflecting TSI in discontinued operations in accordance with Statement of Financial Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

As previously disclosed in the Company's Fiscal 2005 Annual Report on Form 10-K and described in Note 13 to the Condensed Consolidated Unaudited Financial Statements, the financial statements for the three and nine month fiscal periods ended June 30, 2005, included within this quarterly report, have been restated. The restatement reflects the impact of errors made in certain interest expense allocations to The Beverage Group, Inc. ("TBG"), which ceased operations in March 2005, and inventory production accounting errors made at HNWC, both of which occurred during fiscal 2005.

                                   7
Results for the interim period are not necessarily indicative of results to be expected for the entire year.

The accompanying condensed consolidated unaudited financial statements include the accounts of AMCON Distributing Company and its subsidiaries.
As a result of its 85% ownership in TSI, the Company has included its operating results in the accompanying consolidated financial statements and has presented the 15% non-owned interest in this subsidiary as a minority interest. Further, the Company has suspended the allocation of TSI's losses to minority shareholders as their equity basis has been reduced to zero and the minority shareholders have not guaranteed TSI's debt or committed additional capital to TSI. As described further in Note 12, the Company is currently involved in litigation regarding the ownership of TSI's assets. Based on independent legal counsel's opinion as described in Note 2, the Company continues to account for TSI as a consolidated subsidiary of AMCON.

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

For convenience, the third fiscal quarters of 2006 and 2005 have been referred to throughout this quarterly report as June 2006 and June 2005, respectively. During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30 of each year. As a result of this change, the first nine months of fiscal 2005 include one additional week of operations compared to the first nine months of fiscal 2006.

Stock-based Compensation
------------------------
Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan under which the Compensation Committee of the Board of Directors could grant incentive stock options and non-qualified stock options.

On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (SFAS
123R), Share Based Payment. The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under the transition method, compensation cost associated with employee stock options has been recognized for the three and nine month fiscal periods ended June 30, 2006 totaling $15,000 and $45,000, respectively. This expense represents the amortization of unvested stock option awards granted prior to September 30, 2005 and has been reflected in the consolidated statement of operations under "selling, general and administrative expenses." Prior to the adoption of SFAS 123R, the Company accounted for these plans under APB Opinion 25, Accounting for Stock Issued

                                   8
to Employees, and related Interpretations. Under APB Opinion 25, no compensation cost associated with stock options was reflected in net income
(loss) available to common shareholders, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) available to common shareholders and income (loss) per share for the three and nine month fiscal periods ended June 2005, had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                          For the three months          For the nine months
                                              ended June                     ended June
                                       -------------------------    -------------------------
                                                 2005                          2005
                                             -----------                    -----------
Net loss available to common shareholders
---------------------------------------

Loss available to common
  shareholders, as reported                  $  (300,476)                   $(2,814,646)

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of
  related tax effects                            (22,594)                       (67,782)
                                              -----------                   -----------
Pro forma net loss available
 to common shareholders                      $  (323,070)                   $(2,882,428)
                                             ===========                    ===========

Net loss per share available
 to common shareholders
-------------------------------------

As reported: Basic                           $     (0.57)                   $     (5.34)
                                             ===========                    ===========
             Diluted                         $     (0.32)                   $     (5.14)
                                             ===========                    ===========
Pro forma:   Basic                           $     (0.61)                   $     (5.47)
                                             ===========                    ===========
             Diluted                         $     (0.35)                   $     (5.26)
                                             ===========                    ===========


Recently Issued Accounting Pronouncements
-----------------------------------------
On July 13, 2006, the FASB issued Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective at the beginning of the Company's 2007 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements.


                                   9
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company's fiscal year beginning October 1, 2008, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

2.  DISPOSITIONS

In March 2006 the Company's subsidiary, TSI, ceased operations and was classified as a component of discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and has been reflected as such in the accompanying condensed consolidated unaudited financial statements as of June 30, 2006 and 2005.

In first two fiscal quarters of 2006 the Company's subsidiary, The Beverage Group, Inc. ("TBG"), was also classified as a component of discontinued operations. In April 2006 the Company successfully concluded its wind-down plan of TBG's operations. In accordance with SFAS No. 144, the Company has reclassified the residual asset and liability balances for TBG's disposal group to continuing operations and have been reflected as such throughout this Quarterly Report on Form 10-Q.

Trinity Springs, Inc.
---------------------
In March 2006 TSI discontinued operations due to recurring losses and a lack of capital resources to sustain operations. TSI operated a water bottling facility in Idaho and was a component of the Company's beverage segment. Management is currently working to sell TSI's remaining assets to unrelated companies, distributors or liquidators.

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", TSI has been reflected in the accompanying condensed consolidated unaudited financial statements as of June 30, 2006 and 2005 as a component of discontinued operations. During the second fiscal quarter of 2006, the Company recorded charges, included in loss from discontinued operations before taxes, of $0.2 million related to the closure of TSI's operations. These charges were incurred primarily to adjust inventory to its net realizable value. There have been no additional charges related to TSI closure.

The Beverage Group, Inc.
-------------------------
In March 2005, the Company's subsidiary, TBG, which represented the beverage marketing and distribution component of the beverage segment, also ceased on-going operations due to recurring losses since its inception in December 2002. During the second fiscal quarter of fiscal 2005, the Company recorded a charge, included in loss from discontinued operations, of $0.8 million to adjust TBG's accounts receivable, inventory and fixed assets to their net realizable values. Additionally, in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", the Company recorded a one-time charge of $0.1 million related to the termination of an office lease.


                                   10
In the first two quarters of fiscal 2006 TBG was classified as a component of discontinued operations because it ceased operations on March 31, 2005.
In April 2006 the Company successfully concluded its wind-down plan of TBG's operations and accordingly has classified its residual liabilities with continuing operations and has been reflected as such throughout this Quarterly Report on Form 10-Q.

Sales from discontinued operations, which have been excluded from income from continuing operations in the accompanying condensed consolidated unaudited statements of operations, are presented as follows. Discontinued operations include TSI's results from operations for the three and nine months ended June 30, 2006 and 2005. Discontinued operations also include TBG's results from operations for the first six fiscal months of 2006 and first nine fiscal months of 2005. As previously discussed, any residual expenses related to TBG (primarily professional fees) have been accounted for as a component of continuing operations effective April 1, 2006. The effects of the discontinued operations on net income (loss) available to common shareholders and per share data are reflected within the accompanying condensed consolidated unaudited statements of operations.

                                        Three months ended              Nine months ended
                                              June                            June
                                    --------------------------     ---------------------------
                                        2006          2005             2006            2005
                                    -----------   ------------     ------------   ------------
Sales                               $    32,994   $  2,172,791     $  1,685,204   $  5,104,515
Income tax benefit                     (139,000)      (475,000)        (876,000)    (1,943,000)
Loss from discontinued operations      (243,183)      (761,783)      (1,533,453)    (3,084,832)

The carrying amounts (net of allowances) of the major classes of assets and liabilities that are included in the disposal groups are as follows (in millions):

                                                             June               September
                                                             2006                  2005
                                                          ----------            ----------
Accounts receivable                                       $        -            $      0.5
Inventories                                                        -                   0.7
                                                          ----------            ----------
Total current assets of discontinued operations           $        -            $      1.2
                                                          ==========            ==========

Fixed assets                                              $      2.4            $      2.5
                                                          ==========            ==========

Accounts payable                                          $      0.8            $      1.0
Accrued expenses                                                 0.5                   0.7
Accrued wages, salaries and bonuses                                -                   0.1
Current portion of long-term debt                                0.2                   0.3
Current portion of long-term debt due related party              2.8                   2.0
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      4.3            $      4.1
                                                          ==========            ==========

Water royalty, in perpetuity                              $      2.8            $      2.8
Long-term debt, less current portion                             2.9                   2.8
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      5.7            $      5.6
                                                          ==========            ==========

Included in the disposal groups are debt obligations payable to related parties from TSI as follows:

   - TSI owes a director of the Company $1.0 million on a revolving credit facility with an interest rate of 8.0% per annum. The loan is secured by a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property. The revolving credit line matured on December 14, 2005 at which time principal and accrued interest were due.

   - TSI owes $0.5 million on a loan due to a related party which is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder. The note bears interest at 7.0% per annum and matured in December 2005.

   - TSI obtained unsecured, subordinated loans totaling $0.5 million from unaffiliated businesses of two of the Company's directors, including a Company of which the Chairman of the Board is a partner. The loan matured on December 8, 2005 and bears interest of 7.0% per annum.

   - TSI owes $750,000 to Draupnir, LLC on a note bearing interest at a floating rate of 300 basis points above the ten year treasury note yield, compounded annually and adjusted concurrently with any adjustments to the yield on the ten year treasury note. The notes matured on December 13, 2005.

All of the aforementioned notes payable to related parties from TSI are in default as of June 30, 2006 and are classified in current liabilities of discontinued operations.

3.  CONVERTIBLE PREFERRED STOCK

The Company has the following Convertible Preferred Stock outstanding as of June 2006:

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

The Series A Convertible Preferred Stock ("Series A"), Series B Convertible Preferred Stock ("Series B") and Series C Convertible Preferred Stock ("Series C"), collectively (the "Preferred Stock"), are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of preferred shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion prices for the

                                   12
Preferred Stock are subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends for the Preferred Stock are payable in arrears, when, as and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year.

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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group own approximately 60% of the outstanding common stock as of June 30, 2006. Mr. William Wright, who has been AMCON's Chairman of the Board since AMCON's founding, beneficially owns 29% of the outstanding common stock without giving effect to shares owned by his adult children. There is an identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to see optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright, the Company's Chairman, and a private equity firm (Draupnir, LLC) of which Mr. Petersen and Mr. Jeremy Hobbs, both of whom are directors of the Company, are Members. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, now AMCON's Vice Chairman and Chief Executive Officer, to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is the parent company of Draupnir, LLC (the owner of Series A). Mr. Petersen and Mr. Hobbs are also Members of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that the Series A, Series B or Series C Preferred Stock will become redeemable in the future.





4.  INVENTORIES

Inventories consisted of the following at June 2006 and September 2005:

                                  June          September
                                  2006            2005
                              ------------    ------------
      Finished goods          $ 34,840,643    $ 28,270,556
      Raw materials                561,909         540,773
      LIFO reserve              (4,909,556)     (4,833,440)
                              ------------    ------------
                              $ 30,492,996    $ 23,977,889
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market and consist of the cost of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (LIFO) or market and consists of the costs of finished goods. The beverage operation's inventories are stated at the lower of cost (LIFO) or market and consist of raw materials and finished goods.
The beverage operation's finished goods inventory includes raw materials, related plant labor and manufacturing overhead costs to convert raw materials to finished goods. Raw materials inventory consists of pre-forms used to make bottles, caps, labels and various packaging and shipping materials. The LIFO reserves at June 2006 and September 2005 represent the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. The allowance for obsolete inventory of $0.3 million and $0.4 million at June 2006 and September 2005, respectively, reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment for continuing operations of the Company was as follows:

                                                           June         September
                                                           2006           2005
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    1,912,877       1,912,877
                                                       ------------    ------------
                                                       $  5,848,808    $  5,848,808
                                                       ============    ============

Other intangible assets for continuing operations of the Company at June 2006 and September 2005 consisted of the following:





                                                           June          September
                                                           2006            2005
                                                       ------------    ------------
Trademarks and tradenames                              $  3,373,269    $  3,358,269
Favorable leases (less accumulated
  amortization of $409,534 and $379,736)                     76,467         106,265
                                                       ------------    ------------
                                                       $  3,449,736    $  3,464,534
                                                       ============    ============

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs an annual impairment testing of goodwill and other intangible assets after the completion of its third fiscal quarter.

Amortization expense for intangible assets that are considered to have finite lives was $9,933 and $29,798 and $38,762 and $146,196 for the three and nine months ended June 2006 and 2005, respectively.

Amortization expense related to intangible assets held at June 2006 for each of the five years subsequent to September 30, 2005 is estimated to be as follows:


                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2006 /1/    2007        2008       2009       2010
                               ---------   ---------   --------   --------   --------

Favorable leases                  10,000      40,000     26,000          -          -
                               =========   =========   ========   ========   ========


/1/ Represents amortization expense of finite life intangible assets for the remaining three months of Fiscal 2006.


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

Stock options and potential common stock outstanding at June 2006 and June 2005 that were anti-dilutive were not included in the computations of

                                   15
diluted earnings per share. Such potential common shares totaled 354,537 with an average exercise price of $22.12 for the nine months ended June 2006 and 197,199 with an average exercise price of $29.20 for the nine months ended June 2005.

                                                  For the three months ended June
                                      -------------------------------------------------------
                                                2006                           2005
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock                            -       327,125               -      185,819
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   527,062       854,187         527,062      712,881
                                      ===========   ===========     ===========  ===========

4.  Income from continuing
     operations                       $   589,434   $   589,434     $   525,050  $   525,050

     Deduct: preferred stock
     dividend requirements               (104,386)            -         (74,053)           -
                                      -----------   -----------     -----------  -----------
                                          485,048       589,434         450,997      525,050
                                      ===========   ===========     ===========  ===========
5.  Loss from discontinued
     operations                       $  (243,183)  $  (243,183)    $  (751,473) $  (751,473)
                                      ===========   ===========     ===========  ===========

6.  Net income (loss) available
     to common shareholders           $   241,865   $   346,251     $  (300,476) $  (226,423)
                                      ===========   ===========     ===========  ===========
7.  Earnings per share from
     continuing operations            $      0.92   $      0.69     $      0.86  $      0.73
                                      ===========   ===========     ===========  ===========
8.  Loss per share from
     discontinued operations          $     (0.46)  $     (0.28)    $     (1.43) $     (1.05)
                                      ===========   ===========     ===========  ===========
9.  Net earnings (loss) per share
     available to common shareholders $      0.46   $      0.41     $     (0.57) $     (0.32)
                                      ===========   ===========     ===========  ===========









                                                   For the nine months ended June
                                      -------------------------------------------------------
                                                2006                           2005
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock                                      -             -               -       20,712
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   527,062       527,062         527,062      547,774
                                      ===========   ===========     ===========  ===========

4.  Income from continuing operations $   192,958   $   192,958     $   489,959  $   489,959

    Deduct: preferred stock
     dividend requirements               (260,492)     (260,492)       (219,773)    (219,773)
                                      -----------   -----------     -----------  -----------

                                          (67,534)      (67,534)        270,186      270,186
                                      ===========   ===========     ===========  ===========
 5. Loss from discontinued
     operations                       $(1,533,453)  $(1,533,453)    $(3,084,832) $(3,084,832)
                                      ===========   ===========     ===========  ===========

6.  Net loss available
     to common shareholders           $(1,600,987)  $(1,600,987)    $(2,814,646) $(2,814,646)
                                      ===========   ===========     ===========  ===========
7.  (Loss) earnings per share
     from continuing operations       $     (0.13)  $     (0.13)    $      0.51  $      0.49
                                      ===========   ===========     ===========  ===========
8.  Loss per share from
     discontinued operations          $     (2.91)  $     (2.91)    $     (5.85) $     (5.63)
                                      ===========   ===========     ===========  ===========
9.  Loss per share available
     to common shareholders           $     (3.04)  $     (3.04)    $     (5.34) $     (5.14)
                                      ===========   ===========     ===========  ===========



7.  COMPREHENSIVE INCOME (LOSS)

The following is a reconciliation of net income (loss) per the accompanying condensed consolidated unaudited statements operations to comprehensive income (loss) for the periods indicated:










                                          For the three months         For the nine months
                                               ended June                   ended June
                                       -------------------------    -------------------------
                                          2006          2005           2006          2005
                                       -----------   -----------    -----------   -----------
Net income (loss)                      $   346,251   $  (226,423)   $(1,340,495)  $(2,594,873)

 Interest rate swap valuation
   adjustment, net of income tax
   benefit (expense) of $39,000
   and $18,000 for the three months
   ended June 30, 2006 and 2005 and
   $53,000 and ($26,000) for nine
   months ended June 30, 2006 and
   2005, respectively                      (53,814)      (28,604)      (101,294)       43,062
                                       -----------   -----------    -----------   -----------
Comprehensive income (loss)            $   292,437   $  (255,027)   $(1,441,789)  $(2,551,811)
                                       ===========   ===========    ===========   ===========

The accumulated balances for each classification of accumulated comprehensive income (loss) is as follows:

                                        Interest
                                        rate swap
                                         mark-to
                                         -market
                                        ---------
Balance, September 30, 2005             $ 101,294
Current period change                    (101,294)
                                        ---------
Balance, June 30, 2006                  $       -
                                        =========

8.  DEBT

Credit Agreement
----------------
The Company's credit agreement with LaSalle Bank (the "Facility") provides for a $55.0 million credit limit consisting of a $53.8 million revolving credit line and a $1.2 million term note ("Term Note A"). As payments are made on Term Note A, the revolving credit limit increases accordingly to a maximum of $55.0 million. At June 30, 2006, the credit limit on the revolving portion of the Facility was $54.2 million. In addition, the Facility provides for a separate term loan in the initial amount of $5.0 million ("Term Note B").

The Facility, which expires in July 2007 (as amended in November 2006), includes lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month and financial covenants. Additionally, management is in negotiations to execute an early renewal of the Facility agreement under terms similar to those currently in place including certain financial covenant modifications.
                                  18

The significant provisions of the Facility at June 2006 are as follows:

   - Inclusion of the subsidiaries as part of the Facility.

   - Inclusion of Term Note A within the $55.0 million revolving limit that is amortized in equal monthly installments over 60 months.

   - The Company borrows at the bank's base interest rate.

   - Inclusion of a prepayment penalty of $0.3 million should the loans be paid off prior to September 30, 2006.

The Facility contains covenants (as amended in January 2006) that (i) restrict permitted investments, (ii) restrict intercompany advances to certain subsidiaries, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) requires that consolidated EBITDA (excluding TSI, TBG and HNWC) not be less than: (a) $100,000 as of the last day of each month for the one-month period then ending, except for the month ending February 28, 2006 which was permitted to be zero, (b) $1,100,000 as of March 31, 2006 for the three-month period then ending, (c) $3,200,000 as of June 30, 2006 for the six-month period then ending, and (d) $5,500,000 as of September 30, 2006 for the ninth-month period then ending, and (e) $6,500,000 as of December 31, 2006 for the twelve-month period then ending. The Facility also provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

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

In November 2006 the Company and Lasalle Bank amended the Credit Facility to extend the maturity date of the credit agreement to July 2007.

As of June 30, 2006, the outstanding balance on the Facility was $54.8 million, including Term Note A. The Facility bears interest at the bank's base rate, which was 8.0% as of June 30, 2006 and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable. Based on our collateral and loan limits, the Company was over the borrowing base credit limits on the Facility by $0.3 million at June 30, 2006 but was under the over-advance provision of $1.5 million provided by the facility.
                                   19

The outstanding balance on Term Note B was $1.9 million at June 30, 2006. It bears interest at the bank's base rate, plus 2.0%, which was 10.0% as of June 30, 2006 and, as amended, is payable in equal monthly installments of $0.1 million.

The Company's Chairman has personally guaranteed repayment of up to $10.0 million ($6.9 million at June 30, 2006) of the combined amount of the Facility and the term loans. AMCON pays the Company's Chairman a fee equal to 2.0% per annum of the guaranteed principal then outstanding in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with M&I Bank (formerly known as Gold Bank), who is also a participant lender on the Company's revolving line of credit. The M&I owned real estate term loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default.

In addition, the M&I owned real estate loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Self-Insured Loss Control Program
---------------------------------
In connection with the Company's self-insured loss control program, AMCON has issued a letter of credit in the amount of $1.0 million to its workers' compensation insurance carrier.


9.  WATER ROYALTY

In connection with the assets purchased by the Company to form its subsidiary, TSI, the Company entered into an agreement with the former owners of those assets, Crystal Paradise Holdings, Inc. (CPH). The agreement calls for TSI to pay CPH, in perpetuity, an amount equal to the greater of $0.03 per liter of water extracted from the source or 4.0% of water revenues (as defined by the purchase agreement). The agreement is guaranteed by AMCON up to a maximum of $5.0 million, subject to a floor of $288,000 annually. Accordingly, the Company has recorded a $2.8 million liability related to the present value of the future minimum water royalty payments and related broker fees to be paid in perpetuity.

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

On October 1, 2005, the Company adopted SFAS No. 123R, Shared Based Payment (SFAS 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized for the three and nine months ended June 30, 2006, includes amortization related to the remaining unvested portion of stock options granted prior to September 30, 2005. At June 30, 2006, the amount of unrecognized stock option compensation cost, to be recognized over a weighted average period of 1.1 years, was approximately $29,000.

As a result of adopting SFAS 123R, net income (loss) before taxes included share-based compensation expense of $15,000 and $45,000 for the three and nine months ended June 30, 2006. At June 30, 2006, there were 33,066 options fully vested and exercisable under the Stock Option Plan. Options issued and outstanding to management employees pursuant to the Stock Option Plan are summarized below:


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
                                             ======           ======





At June 30, 2006, there were 8,188 options fully vested and exercisable issued to outside directors outside the Stock Option Plan as summarized as follows:

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

The following is a summary of the activity of the stock plans during the quarter ended June 30, 2006.

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



The following summarizes all stock options outstanding at June 30, 2006:


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
                               ======                           ======          ======         ======


11. BUSINESS SEGMENTS

AMCON has three reportable business segments: the wholesale distribution of consumer products, the retail sale of health and natural food products, and the bottling and distribution of bottled water products. The retail health food stores' operations are aggregated to comprise the retail segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products, and the methods used to sell the products. The beverage segment is comprised of HNWC's operations.
As discussed in Note 2, TBG and TSI, formerly part of the beverage segment, ceased operations on March 2005 and March 2006, respectively, and have accordingly been included in the "Other" column. Also included in the "Other" column are the charges incurred by the AMCON's holding company (The Holding Company). The segments are evaluated on revenues, gross margins, operating income (loss) and income before taxes.

                                Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------    ----------    -------------
QUARTER ENDED JUNE 2006:
External revenue:
 Cigarettes                    $ 159,182,489    $         -    $         -    $        -    $ 159,182,489
 Confectionery                    15,236,546              -              -             -       15,236,546
 Health food                               -      9,046,326              -             -        9,046,326
 Tobacco, beverage & other        38,724,884              -      1,764,465             -       40,489,349
                               -------------    -----------    -----------    ----------    -------------
  Total external revenue         213,143,919      9,046,326      1,764,465             -      223,954,710
Depreciation /1/                     317,828        141,590         72,751             -          532,169
Amortization                               -          9,933              -             -            9,933
Operating income (loss)            2,803,727        447,693       (113,166)     (973,683)       2,164,571
Interest expense                     456,854        382,080        218,532       170,095        1,227,561
Income (loss) from continuing
 operations before taxes           2,381,877         75,009       (331,698)   (1,143,754)         981,434
Total assets                      78,906,392     12,357,226      6,172,599     3,530,497      100,966,714
Capital expenditures, net            122,503         94,786              -             -          217,289






                                Wholesale
                               Distribution       Retail         Beverage      Other /2/    Consolidated
                               -------------    -----------    -----------    ----------    -------------
QUARTER ENDED JUNE 2005:
External revenue:
Cigarettes                     $ 154,059,881    $         -    $         -    $        -    $ 154,059,881
 Confectionery                    15,048,473              -              -             -       15,048,473
 Health food                               -      8,483,253              -             -        8,483,253
 Tobacco, beverage & other        35,959,648              -      1,612,261        (39,446)     37,532,463
                               -------------    -----------    -----------     ----------   -------------
  Total external revenue         205,068,002      8,483,253      1,612,261        (39,446)    215,124,070
Depreciation /1/                     321,872        179,225         76,234              -         577,331
Amortization                          14,438         14,674          9,650              -          38,762
Operating income (loss)            2,177,436        174,347       (440,815)        (8,407)      1,902,561
Interest expense                     117,836        393,701        209,356        342,445       1,063,338
Income (loss) from continuing
 operations before taxes           2,084,544       (211,471)      (650,171)      (350,852)        872,050
Total assets                      72,505,484     16,248,674      8,937,477     11,543,109     109,234,744
Capital expenditures, net             94,988              -        124,083         30,805         249,876

NINE MONTHS ENDED JUNE 2006:

External revenue:
 Cigarettes                    $ 445,431,863    $         -    $         -    $        -    $ 445,431,863
 Confectionery                    40,480,330              -              -             -       40,480,330
 Health food                               -     27,772,201              -             -       27,772,201
 Tobacco, beverage & other       102,526,723              -      4,762,235             -      107,288,958
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         588,438,916     27,772,201      4,762,235             -      620,973,352
Depreciation /1/                     935,021        466,119        205,684             -        1,606,824
Amortization                               -         29,798              -             -           29,798
Operating income (loss)            5,672,572      1,893,803       (900,982)   (2,814,920)       3,850,473
Interest expense                   1,159,707      1,188,287        656,521       501,015        3,505,530
Income (loss) from continuing
 operations before taxes           4,578,696        733,676     (1,557,503)   (3,315,911)         438,958
Total assets                      78,906,392     12,357,226      6,172,599     3,530,497      100,966,714
Capital expenditures, net            445,093        150,397         14,147         2,671          612,308

NINE MONTHS ENDED JUNE 2005:

External revenue:

 Cigarettes                    $ 448,994,765    $         -    $         -    $        -    $ 448,994,765
 Confectionery                    41,947,673              -              -             -       41,947,673
 Health food                               -     25,872,441              -             -       25,872,441
 Tobacco, beverage & other       100,855,016              -      4,302,010      (112,094)     105,044,932
                               -------------   ------------    -----------    ----------    -------------
  Total external revenue         591,797,454     25,872,441      4,302,010      (112,094)     621,859,811
Depreciation /1/                     910,618        566,474        258,312             -        1,735,404
Amortization                          57,752         49,840         38,604             -          146,196
Operating income (loss)            4,672,086        598,113     (1,462,197)        8,951        3,816,953
Interest expense                     415,214      1,169,303        566,845       963,411        3,114,773
Income (loss) from continuing
 operations before taxes           4,274,583       (540,222)    (2,029,042)     (954,460)         750,859
Total assets                      72,505,484     16,248,674      8,937,477    11,543,109      109,234,744
Capital expenditures, net          2,074,324         14,127        380,705        92,872        2,562,028


/1/ Includes depreciation reported in cost of sales for the beverage segment.

/2/ Includes interest expense previously allocated to TBG and TSI while classified as a component of discontinued operations as discussed in Note 2, intercompany eliminations, assets related to discontinued operations and charges incurred by AMCON's holding company.



12.  CONTINGENCIES

As described in the Company's 2005 Annual Report on Form 10-K, the Company is involved in litigation regarding the ownership of the assets of Trinity Springs, Inc. ("TSI"), which is a consolidated subsidiary of AMCON. The dispute, which began in June 2004, arose over the sale of substantially all of the assets of Trinity Springs, Ltd. (which later changed its name to Crystal Paradise Holdings, Inc. ("CPH"). The Plaintiffs in the lawsuit are a group of minority shareholders, and the Defendants are AMCON, TSL Acquisition Corp (which later became TSI), CPH, and the former directors of CPH.

In December 2005, the District Court of the Fifth Judicial District of the State of Idaho ("the Court") issued a ruling granting the minority shareholder plaintiffs' motion for partial summary judgment declaring that the stockholders of CPH did not validly approve the sale of its business and assets to TSI (AMCON's consolidated subsidiary) because the vote of certain shares issued as a dividend should not have been counted in the vote. The Court did not rule on the appropriate relief to be granted as a result of the lack of shareholder approval for the asset sale transaction, nor did it rule on the appropriate remedy for any other claim asserted by the parties in this case.

However, based on a legal opinion obtained by management from independent legal counsel, to the extent that TSI owned the assets immediately prior to the ruling by the Court discussed above, and has not otherwise transferred the assets, TSI continues to own the assets. Accordingly, AMCON has continued to account for the operations of TSI as a consolidated subsidiary because the Court has not taken any action to divest TSI of its ownership of the assets.

Since the Court's December 2005 ruling, several events have taken place. The minority shareholder plaintiffs have filed notice with the District Court that they agree that rescission is not feasible. During approximately the same time frame, the entire CPH Board of Directors resigned. Upon their resignation, the Court appointed a custodian to manage and direct the affairs of CPH. Additionally, the custodian was designated by the Court as CPH's investigative panel to determine whether the maintenance of a derivative proceeding is in the best interest of CPH.

During the last several months, the parties have been engaged in settlement discussions. Recently, a settlement agreement was reached between the parties. The settlement resolved all disputes between the shareholders plaintiffs, CPH, AMCON, TSI and the Defendant Directors, with two exceptions that relate to AMCON. The settlement did not resolve claims that CPH may have against AMCON and TSI or that AMCON and TSI may have against CPH. The settlement also did not resolve the claims of a single shareholder plaintiff, who declined to agree to the settlement. On October 16, 2006, the Court approved the parties' settlement and ordered the dismissal with prejudice of the lawsuit, except for the claims of the single shareholder plaintiff whose claims remain pending in the lawsuit and the claims that may exist as between AMCON/TSI and CPH.

With respect to the remaining claims, AMCON's management, after consulting with the trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and therefore cannot estimate the amount or range of any potential loss, if any because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed.
                                   25

13.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As previously disclosed in the Company's Fiscal 2005 Annual Report on Form 10-K, the unaudited condensed consolidated financial statements for the three and nine month fiscal periods ended June 30, 2005, included within this quarterly report, have been restated.

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

The table set forth below gives effect to the restatements that have been reflected in the June 30, 2005 balance sheet, statement of operations, and statement of cash flows for the three and nine months ended June 2005.





THIRD FISCAL QUARTER ENDED JUNE 30, 2005
------------------------------------------

Condensed Consolidated Unaudited Balance Sheet
----------------------------------------------

                                         As previously                 Discontinued
                                           reported      Corrections   operations/1/   As restated
                                         -------------   ------------  ------------    ------------
Inventory                                $  28,939,608   $   (889,612) $   (999,362)   $ 27,050,634
Deferred income taxes                        3,780,391        353,000             -       4,133,391
Other assets                                 1,570,434       (148,884)            -       1,421,550
Retained earnings                            4,354,000       (685,496)            -       3,668,504


Condensed Consolidated Unaudited Statement of Operations
--------------------------------------------------------

                                                        Three months ended June 30, 2005
                                          ---------------------------------------------------------

                                          As previously                Discontinued
                                            reported     Corrections   operations/1/   As restated
                                          -------------  -----------   -------------   ------------

Cost of sales                             $ 201,251,586  $   199,619   $  (1,522,295)  $199,928,910
Selling, general and administrative
  expenses                                   13,693,711       18,980        (992,032)    12,720,659
Interest expense                                942,585      189,964         (69,211)     1,063,338
Income tax expense (benefit)                    138,000     (139,000)        348,000        347,000
Loss from discontinued operations              (318,257)     124,964        (558,180)      (751,473)
Net income (loss)                               (81,824)    (144,599)              -       (226,423)

Basic income (loss) per share
Continuing operations                              0.30        (0.51)           1.07           0.86
Discontinued operations                           (0.60)        0.24           (1.07)         (1.43)
Basic income (loss) per share                     (0.30)       (0.27)              -          (0.57)


Diluted income (loss) per share
Continuing operations                              0.30        (0.51)           0.94           0.73
Discontinued operations                           (0.60)        0.24           (0.69)         (1.05)
Diluted income (loss) per share                   (0.30)       (0.27)           0.25          (0.32)



Condensed Consolidated Unaudited Statement of Operations
--------------------------------------------------------

                                                        Nine months ended June 30, 2005
                                          ---------------------------------------------------------

                                          As previously                Discontinued
                                            reported     Corrections   operations/1/   As restated
                                          -------------  -----------   -------------   ------------

Cost of sales                             $ 579,946,842  $   889,612   $  (3,045,506)  $577,790,948
Selling, general and administrative
  expenses                                   41,245,710      148,884      (2,860,893)    38,533,701
Interest expense                              2,746,328      535,580        (167,135)     3,114,773
Income tax (benefit) expense                   (203,000)    (535,000)      1,096,000        358,000
Loss from discontinued operations            (1,687,541)     353,580      (1,750,871)    (3,084,832)
Net income (loss)                            (1,909,377)    (685,496)              -     (2,594,873)

Basic income (loss) per share
Continuing operations                             (0.84)       (1.97)           3.32           0.51
Discontinued operations                           (3.20)        0.67           (3.32)         (5.85)
Basic income (loss) per share                     (4.04)       (1.30)              -          (5.34)


Diluted income (loss) per share
Continuing operations                             (0.84)       (1.97)           3.30           0.49
Discontinued operations                           (3.20)        0.67           (3.10)         (5.63)
Diluted income (loss) per share                   (4.04)       (1.30)           0.20          (5.14)


Condensed Consolidated Unaudited Statement of Cash Flows
--------------------------------------------------------

                                                              Nine months ended June 30, 2005
                                                --------------------------------------------------------

                                                As previously                 Discontinued
                                                  reported      Corrections   operations/1/  As restated
                                                -------------   ------------  ------------  ------------
Net income from continuing operations           $    (221,836)  $ (1,039,076) $  1,750,871  $    489,959
Deferred income taxes                              (1,205,608)      (353,000)            -    (1,558,608)
Inventory                                           5,911,793        889,612       537,474     7,338,879
Other assets                                         (191,170)       148,884             -       (42,286)
Net cash flows from operating activities -
 discontinued operations                             (327,211)       353,580    (1,788,118)   (1,761,749)


/1/ Effective March 31, 2006, TSI ceased operations and was classified as a component of discontinued
operations.  This presentation is intended to link the previously reported restatement amounts to the amounts presented in the unaudited condensed consolidated financial statements as of June 30, 2005.



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

Changes in these factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable

                                   28
indicator of future performance. Any forward looking statement contained herein is made as of the date of this document. Except as required by law, the Company undertakes no obligation to publicly update or correct any of these forward looking statements in the future to reflect changed assumptions, the occurrence of material events or changes in future operating results, financial conditions or business over time.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our 2005 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.
There have been no significant changes with respect to these policies during the first nine months of fiscal 2006.

RESTATEMENT

As previously disclosed in the Company's fiscal 2005 Annual Report on Form 10-K and as discussed in Note 13 to the unaudited condensed consolidated financial statements, the Company's June 30, 2005 Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows have been restated from the amounts previously reported. The accompanying management's discussion and analysis and results of operations gives effect to the restatement.

DISCONTINUED OPERATIONS

In March 2006, the Company's subsidiary, TSI, ceased operations and was classified as a component of discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and has been reflected as such in the accompanying condensed consolidated unaudited financial statements as of June 30, 2006 and 2005.

During the last two fiscal quarters of 2005, and the first two fiscal quarters of 2006, the Company's subsidiary, The Beverage Group, Inc. ("TBG"), was also classified as a component of discontinued operations. In April 2006 the Company successfully concluded its wind-down plan of TBG's operations.
In accordance with SFAS No. 144, the Company has reclassified the residual asset and liability balances for TBG's disposal group to continuing operations and has been reflected as such throughout this Quarterly Report on Form 10-Q.

Additionally, management's discussion and analysis of the results of operations for the three and nine months ended June 30, 2006 and June 30, 2005, excludes TBG's and TSI's sales, gross profit (loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit which have been aggregated and reported as a loss from discontinued operations and are therefore not a component of the discussion of the aforementioned items.



COMPANY OVERVIEW - THIRD FISCAL QUARTER 2006

AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates thirteen retail health food stores and a non-alcoholic beverage business that consists of a natural artesian water bottling operation in the state of Hawaii. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries. AMCON's fiscal third quarters ended on June 30, 2006 and June 30, 2005. For ease of discussion, these fiscal quarters are referred to herein as June 2006 and 2005, respectively or Q3 2006 and Q3 2005, respectively.

During the third quarter of fiscal 2006, the Company:

 - experienced a 4.1% increase in sales compared to the third quarter of fiscal 2005.

 - recognized earnings (loss) from continuing operations per diluted share of $0.69 and ($0.13) for the three and nine months ended June 2006, respectively, compared to earnings (loss) from continuing operations per diluted share of $0.73 and $0.49 for the same periods in the prior year.

 - recognized loss from discontinued operations per diluted share of ($0.28) and ($2.91) for the three and nine months ended June 2006, respectively, compared to a loss from discontinued operations per diluted share of ($1.05) and ($5.63) for the same periods in the prior year.

- Successfully concluded its wind-down plan of its TBG subsidiary which was classified in discontinued operations in the Company's unaudited condensed consolidated financial statements.

INDUSTRY SEGMENT OVERVIEWS

Wholesale Distribution Segment
-----------------------------
The wholesale distribution business represents approximately 95% of our consolidated sales. ADC places significant importance on an alliance with the major cigarette manufacturers that comprise over 90% of the cigarette industry volume. While some of our competitors have focused on the lower priced cigarette brands, ADC has made a conscious decision to support and grow our national brand segment and align our business with the major players in the industry. We believe that it is important not to compete against the major cigarette manufacturers because of their obligation to their shareholders, the importance they place on branding, their commitment to growing their market share in a declining category and their price gap management strategies. We believe that the consumer's preference for premium brands currently drives the category volume.

ADC is ranked as a top ten convenience store supplier and our retailers are provided a broad selection of merchandise in all product categories. We continue to increase our food service product line selections to our customer base to respond to current market trends.

                                   30
We have worked to improve ADC's operating efficiency by investing in newer information technology systems to help automate our buying and financial control functions. We have also sought to minimize inventory costs by maximizing the number of times inventory is renewed during a given period. By managing operating costs, management believes ADC is better positioned to compete with both smaller and larger competitors who offer less service than ADC.

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

                                   31
RESULTS OF OPERATIONS

SALES

Changes in sales are driven by two primary components as follows:

      (i) changes to selling prices largely controlled by the manufacturers of the products that we sell, and, excise taxes imposed on cigarettes and tobacco products by various states; and

      (ii) changes in the volume of products sold to our customers, either due to a change in purchasing patterns resulting from consumer preferences or the fluctuation in the comparable number of business days in our reporting period.

Sales by business segment for the three and nine month periods ended June 2006 and June 2005 are as follows (dollars in millions):

                                   Three months                         Nine months
                                    ended June                     ended June
                                  ---------------             ------------------------------------------
                                                    Incr                       Extra    Reported   Incr
                                   2006     2005   (Decr)      2006   2005/1/  week/2/    2005    (Decr)
                                  ------   ------  ------     ------  -------  -------  --------- ------
Wholesale distribution segment    $213.1   $205.0  $  8.1     $588.4  $ 578.2  $  13.6  $   591.8 $ (3.4)
Retail health food stores segment    9.0      8.5     0.5       27.8     25.5      0.4       25.9    1.9
Beverage segment                     1.8      1.6     0.2        4.8      4.2      0.1        4.3    0.5
Intersegment eliminations              -        -       -          -     (0.1)       -       (0.1)   0.1
                                  ------   ------  ------     ------  -------  -------  --------- ------
                                  $223.9   $215.1  $  8.8     $621.0  $ 607.8  $  14.1  $   621.9 $ (0.9)
                                  ======   ======  ======     ======  =======  =======  ========= ======

/1/ Excludes extra week discussed in /2/ below

/2/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.
As a result of this change, the first nine months of fiscal 2005 comprises 40 weeks of operations as compared to 39 weeks of operations in the first nine months of fiscal 2006.


Three months ended June 2006 comparison
----------------------------------------
Sales for Q3 2006 increased 4.1%, or $8.8 million, compared to Q3 2005. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $4.2 million and $4.0 million, for Q3 2006 and Q3 2005, respectively.

The sales of cigarettes in the wholesale distribution segment increased by $5.1 million and the sales of tobacco, confectionary and other products in our wholesale distribution segment increased $3.0 million in Q3 2006 compared to Q3 2005. Of the increase in cigarette sales, $2.3 million related to higher excise taxes imposed by certain states, $1.1 million related to a price increase on certain brands of cigarettes in December 2005, and $1.7 million was attributable to a 1.6% increase in the volume of cigarette carton sales. Additionally, tobacco, confectionary and other product sales increased $3.0 million primarily due to increased volumes in Q3 2006 compared to Q3 2005.

                                   32



Sales from the retail health food segment increased $0.5 million during Q3 2006 compared to Q3 2005. This increase was primarily attributable to volume growth in same store sales. The retail health food segment has experienced robust growth during fiscal 2006, largely, because of the general upturn in the natural products industry combined with the Company's continued marketing efforts.

The beverage segment accounted for $1.8 million in sales in Q3 2006 compared to $1.6 million in Q3 2005. The increase in sales was primarily the result of efforts by HNWC's management to expand the market penetration of its bottled water products and grow brand awareness.

Nine months ended June 2006 comparison
--------------------------------------
Sales for the nine months ended June 2006 decreased to $621.0 million, compared to $621.9 million for the same period in the prior fiscal year.

Sales from the wholesale distribution segment decreased by $3.4 million for the nine months ended June 2006 as compared to the same period in the prior year. Cigarette sales decreased $3.6 million for the first nine months of fiscal 2006 offset by a $0.2 million increase in the sales of tobacco, confectionary and other products during the period. Cigarette sales benefitted approximately $4.5 million during the first nine months of fiscal 2006, as compared to the same period in the prior year, because of price increases implemented by major cigarette manufacturers. Additionally, $8.7 million of the increase in cigarette sales was attributable to higher excise taxes imposed by certain states.

The above increases in cigarette sales were offset by a net decrease of $10.4 million resulting from a change in our monthly reporting period which added an extra week of sales in the first nine months of fiscal 2005. Additionally, there was a $6.4 million decrease in cigarette sales primarily attributable to a 1.7% decrease in the volume of cigarette carton sales (excluding the extra week of sales).

Of the increase in tobacco, confectionary and other products, $3.4 million was attributable to increased volume compared to the same period in the prior year, offset by a $3.2 million decrease in sales due to the net impact of the change in our monthly reporting period which added an extra week of sales in the first nine months of fiscal 2005.

During the first nine months of fiscal 2006, sales from the retail health food segment increased by $1.9 million compared to the same period in 2005. Of this increase, $2.3 million was attributable to volume growth in same store sales. This volume increase was partially offset by $0.4 million due to the extra week of sales included in the first nine months of fiscal 2005, which resulted from the Company's change in monthly reporting periods. The retail health food segment has experienced robust growth during the first nine months of fiscal 2006 largely because of the general upturn in the natural products industry combined with the Company's continued marketing efforts.

The beverage segment accounted for $4.8 million in sales for first nine months of fiscal 2006, compared to $4.2 million for the same period in 2005. The increase in sales was primarily attributable to a $0.7 million increase in bottled water sales at the Company's HNWC subsidiary offset by


                                   33
$0.1 million due to the extra week of sales included in the first nine months of fiscal 2005, which resulted from the change in the Company's monthly reporting period.

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

Gross profit by business segment for the three and nine month periods ended June 2006 and June 2005 are as follows (dollars in millions):

                                   Quarter ended                         Year to date
                                       June                             June
                                  ---------------             ------------------------------------------
                                                    Incr                       Extra    Reported   Incr
                                   2006     2005   (Decr)      2006   2005/1/  week/2/    2005    (Decr)
                                  ------   ------  ------     ------  -------  -------  --------- ------
Wholesale distribution segment    $ 12.1   $ 12.0  $  0.1     $ 33.3  $ 33.7   $   0.6  $    34.3 $ (1.0)
Retail health food stores segment    3.5      3.2     0.3       11.0     9.9       0.2       10.1    0.9
Beverage segment                     0.2      0.0     0.2        0.1    (0.3)        -       (0.3)   0.4
                                  ------   ------  ------     ------  -------  -------  --------- ------
                                  $ 15.8   $ 15.2  $  0.6     $ 44.4  $ 43.3   $   0.8   $   44.1 $  0.3
                                  ======   ======  ======     ======  =======  =======  ========= ======

/1/ Excludes extra week discussed in /2/ below

/2/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.
As a result of this change, the first nine months of fiscal 2005 comprises 40 weeks of operations as compared to 39 weeks of operations in the first nine months of fiscal 2006.


Three months ended June 2006 comparison
----------------------------------------
During Q3 2006, gross profit increased $0.6 million to $15.8 million compared to $15.2 million in Q3 2005. This represents a 3.9% increase in gross profit compared to the same period in the prior year. Gross profit as a percent of sales decreased slightly to 7.05% in Q3 2006 compared to 7.06% in Q3 2005.

Gross profit from our wholesale distribution segment for Q3 2006 increased $0.1 million compared to Q3 2005 primarily due to a smaller quarterly LIFO charge of $0.1 million in Q3 2006 as compared to Q2 2005.

Gross profit for the retail health food segment increased $0.3 million in Q3 2006 as compared to Q3 2005. Of this increase, $0.2 million related to improved management of inventory and throw-out costs and $0.1 million related to a smaller LIFO charge in Q3 2006 compared to Q3 2005.



                               34

Gross profit for the beverage segment increased $0.2 million in Q3 2006 compared to Q3 2005. This increase was primarily the result of higher sales volumes and lower production costs.

Nine months ended June 2006 comparison
--------------------------------------
For the nine months ended June 2006, gross profit decreased $0.3 million compared to the same period in the prior fiscal year. Gross profit as a percent of sales increased slightly to 7.14% from 7.09% for the nine month period ended June 2006 compared to the same period in 2005.

Gross profit from our wholesale distribution segment for the nine months ended June 2006, decreased $1.0 million as compared to the same period in the prior year. Increasing gross profit during the first nine months of fiscal 2006 was a $1.0 million smaller LIFO charge as compared to the same period in the prior year. This increase was offset by a decrease of $0.4 million related to a reduction in manufacturers' promotional allowances net of payments made to our customers. Additionally, $0.6 million of the decrease resulted from the change in our monthly reporting period which added an extra week of sales in the first nine months of fiscal 2005. The remaining decrease in gross profit of $1.0 million is primarily attributable to lower sales volume and reduced gross margins realized on customer accounts because of continued pricing pressures industry-wide.

Gross profit for the retail health food segment for the first nine months of fiscal 2006 increased $0.9 million compared with the same period in fiscal 2005. Of this increase, $0.2 million related to improved management of inventory and throw-out costs, $0.2 million related to a smaller LIFO charge in the first three quarters of fiscal 2006 compared to the same period in 2005 and $0.5 million related to the overall growth in sales volume (net of the impact of the extra week in fiscal 2005).

Gross profit for the beverage segment increased $0.4 million for the first nine months of fiscal 2006 compared to the same period in 2005. This change is primarily the result of additional sales volume and lower production costs.

OPERATING EXPENSE - three and nine months ended June 2006 comparison

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








                                    35



In Q3 2006, operating expenses increased 2.48% or approximately $0.3 million, as compared to Q3 2005. This increase was primarily related to higher transportation costs and professional fees incurred by our wholesale segment.

For the nine month period ended June 2006, total operating expenses increased approximately $0.2 million or 0.62% as compared to the same period in 2005. This was primarily the result of higher fuel, transportation and professional costs incurred by our wholesale segment offset by lower lease, compensation and professional expenses incurred by our retail segment.


INTEREST EXPENSE - three and nine months ended June 2006 comparison

Interest expense for Q3 2006 and for the nine months ended June 2006 increased $0.2 million and $0.4 million, respectively, as compared to the same periods in 2005. This increase was primarily related to increases in the prime interest rate, which is the rate at which the Company primarily borrows under its amended credit facility, and an increase in the Company's average variable rate borrowings. On average, the Company's borrowing rates on variable rate debt was 1.90% higher and the average borrowings on variable rate debt was $0.9 million lower in Q3 2006 as compared to Q3 2005. For the nine months ended June 2006, interest rates were on average 1.97% higher and the average borrowings on variable rate debt was $0.9 million higher as compared to the same period in 2005.

OTHER - three and nine months ended June 2006 comparison

During the first nine months of 2006, the "Minority interest in loss, net of tax", was $0.0 million compared to $0.1 million for the same period in the prior year. The 15% minority ownership interest in TSI has been reduced to zero because of cumulative losses. No future allocations of losses to minority shareholders will be made by the Company.

DISCONTINUED OPERATIONS - three and nine months ended June 2006 comparison

For the periods presented, discontinued operations consist of the Company's former beverage marketing and distribution business, TBG, and TSI, the former water bottling operation in Idaho. In April 2006, the Company concluded its disposal plan for TBG and accordingly has classified TBG's
Q3 2006 results of operations to continuing operations.

For the three and nine months ended June 30, 2006, discontinued operations incurred a net loss, net of tax, of $0.2 million and $1.5 million, respectively as compared to a net loss, net of tax, of $0.8 million and $3.1 million for the comparable periods in the prior year.

Losses incurred by discontinued operations decreased year-over-year primarily because of charges incurred in the prior fiscal year to adjust TBG's accounts receivable, inventory and fixed assets to their net realizable values.


                                   36






LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities. The Company requires cash to pay its operating expenses, purchase inventory and make capital investments and acquisitions of businesses. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings and preferred stock issuances, as necessary. During the nine months ended June 30, 2006 the Company used approximately $9.2 million of cash from operating activities, primarily related to inventory purchases. Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, in the circumstance where we are "buying-in" to obtain favorable terms on particular product or to maintain our LIFO layers, we may have to retain the inventory for a period longer than the payment terms. This generates cash outflow from operating activities that we expect to reverse in a later period. Additionally, during the warm weather months, which is our busiest time of the year, we generally carry larger inventory back stock to ensure high fill rates to maintain customer satisfaction.

Investing Activities. Cash of $0.6 million was utilized in investing activities during the first nine months of fiscal 2006 for capital expenditures.

Financing Activities. The Company generated net cash of $9.4 million from financing activities during the first nine months of 2006 primarily from borrowing on the Company's revolving credit facility and the issuance of $2.0 million of preferred stock. Cash of $0.7 million was used in financing activities during the first nine months of 2006 to pay down long term debt and bank credit agreements. The Company also generated cash of $0.8 million from long-term debt issued by TSI prior to its closure. During the first nine months of 2006, $0.3 million was used to pay dividends on preferred stock.

Cash on Hand/Working Capital. As of June 2006, the Company had cash on hand of $0.1 million and working capital (current assets less current liabilities) of $36.6 million. This compares to cash on hand of $0.5 million and working capital of $30.6 million as of September 2005.

The Company's maximum revolving credit limit on the Facility was $54.2 million at June 30, 2006, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. On June 30, 2006 the balance on the revolving portion of the facility was $54.8 million. Based on our collateral and the loan limits, the Company was over the borrowing base credit limit on the Facility by $0.3 million at June 30, 2006 but was under the over-advance provision of $1.5 million provided by the Facility. During the nine months ended June 30, 2006 our peak borrowing was $54.6 million, our average borrowings were $47.9 million and our average availability was $1.5 million. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on the collateralized assets.

Additional Demands for Capital. Funds generated from operations, supplemented as necessary with funds available under the Facility, have


                                   37
historically provided sufficient liquidity for operation of the wholesale and retail businesses. The Company's beverage businesses, which included HNWC and TSI (prior to the discontinuance of its operations on March 31, 2006) have contributed significant operating losses. These losses have consumed significant cash resources and placed the Company in a restricted liquidity situation.

However, during the first nine months of fiscal 2006, management took steps to limit these operating losses and cash requirements going forward.
As previously discussed, the TSI bottled water business has been closed; management is currently seeking to resolve pending litigation matters related to TSI (see discussion of TSI litigation in Note 12 to the condensed consolidated unaudited financial statements) to enable the ultimate sale of that business. Should the resolution of the TSI litigation require the Company to fund certain of the TSI obligations, the Company may call upon the guaranty of the Company's Chairman, Mr. William Wright. The HNWC bottled water business has been reorganized and operational improvements have been made, including cost reductions and sales price increases. HNWC is currently operating without requiring additional cash investments by AMCON. The Company is also considering alternatives for the infusion of outside capital and/or the possible sale of the HNWC business. If successful, any proceeds from the sale of those businesses would be utilized to reduce related debt obligations and/or the Company's outstanding balance under the Facility.

The Company renegotiated and amended the Facility in January 2006, and all prior covenants were replaced with monthly and cumulative year to date earnings before interest, taxes, depreciation and amortization (EBITDA) covenants (excluding all the beverage operations) that are measured at the end of each month and quarter, respectively. The Company is in compliance with all such covenants, and based on operating forecasts currently expects to remain in compliance with such covenants with the possible exception of the December 2006 and February 2007 monthly covenants. Further, management is in negotiations to execute an early renewal of the Facility agreement under terms similar to those currently in place including certain financial covenant modifications. Although no assurances can be given, management believes it will be successful in obtaining a renewal of the Facility agreement including any financial covenant modifications.

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

Credit Agreement
-------------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). As of June 2006, the outstanding balance on the Facility was $54.8 million, including Term Note A and the portion of the revolver attributable to TSI. The Facility, which was amended in October 2004, transferred $1.2 million of

                                   38
revolving debt to term debt and added the subsidiaries, except TSI, as borrowers. TSI was subsequently added as a borrower in April 2005. The Facility bears interest at a variable rate equal to the bank's base rate, which was 8.0% at June 2006. The Facility restricted borrowings for intercompany advances to TBG and TSI to $1.0 million in the aggregate and to the retail health food subsidiaries and HNWC to $0.9 million in the aggregate in fiscal 2005 and $0.1 million in the aggregate in subsequent years.

The amended Facility requires the Company to pay an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month. The Facility is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable and expires in July 2007 (as amended in November 2006).

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

The Company has a $5.0 million (face amount) Term Note B from LaSalle Bank, which had an outstanding balance of $1.9 million at June 2006. Term Note B bears interest at the bank's base rate plus 2.00%, which was 10.00% at June 2006 and is required to be repaid in monthly installments of $0.1 million as amended in January 2006.

The Company's Chairman personally guaranteed repayment of up to $10.0 million of the combined amount of the Facility and the term loans. The amount of the guarantee at June 30, 2006 was $6.9 million. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods, Inc., Health Food Associates, Inc., HNWC and TSI.

In November 2006 the Company and Lasalle Bank amended the Credit Facility to extend the maturity date of the credit agreement to July 2007.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (the "M & I Loans"), formerly Gold Bank, which is also a participant lender on the Company's revolving line of credit. The M & I Loans contain cross default provisions which cause all loans with M & I to be considered in default if any one of the loans where M & I is a lender, including the revolving credit facility, is in default.

                                   39

In addition, the M & I Loans contain co-terminus provisions which require all loans with M & I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt.
At June 30, 2006, the Company had $54.8 million of variable rate debt outstanding with maturities through July 2007. The interest rate on this debt was 8.0% at June 2006. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.3 million for each 1% change in our lender's prime interest rate.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, as a result of the material weaknesses described below, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of the third fiscal quarter ended June 30, 2006. The Company's management conducted a similar evaluation for each of the comparable periods in fiscal 2005. While the CEO and CFO had concluded that our disclosure controls and procedures were effective at the time, they now conclude, as a result of the material weaknesses described below, that our disclosure controls and procedures were not effective, as of June 30, 2005.

As more fully described under Item 9A, Controls and Procedures, of the Company's Fiscal 2005 Annual Report on Form 10-K, in connection with the Company's September 30, 2005 year end audit the Company's discovered (i) through a physical inventory count at its subsidiary, Hawaiian Natural Water Co., Inc. ("HNWC"), that incorrect accounting entries had been made and (ii)

                                   40
that the Company had incorrectly allocated interest expense to one of its wholly-owned subsidiaries, The Beverage Group, Inc., that had ceased operations on March 31, 2005. The recording of such incorrect entries represent material weaknesses in internal control over financial reporting.

To mitigate the control weaknesses described below, the Company performed additional analysis and other post-closing procedures in order to prepare the condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, our management believes that the condensed consolidated unaudited financial statements of and for the quarter ended June 30, 2006, as included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

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

Changes in our internal control over financial reporting were made during the first three quarters of fiscal 2006 to correct the deficiencies noted above. The following changes have materially affected or are reasonably likely to affect our internal control over financial reporting:

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

                                   41
     5) AMCON's corporate management implemented procedures to ensure proper review and approval of all adjusting journal entries posted at HNWC, as well as, increasing monthly review of subsidiary financial statements as part of its ongoing internal controls.

     6) The Company has enhanced the training of our accounting staff and required periodic review of a wider variety of current technical accounting literature to obtain a reasonable level of assurance that all appropriate accounting guidance is applied to transactions such as discontinued operations and will retain financial expertise as deemed necessary.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in Item 1 "Legal Proceedings" in our 2005 Annual Report on Form 10-K, the Company is involved in litigation regarding TSI. During the last several months, the parties to the TSI litigation have been engaged in settlement discussions. Recently, a settlement agreement was reached between the parties. The settlement resolved all disputes between the shareholders plaintiffs, CPH, AMCON, TSI and the Defendant Directors, with two exceptions that relate to AMCON. The settlement did not resolve claims that CPH may have against AMCON and TSI or that AMCON and TSI may have against CPH. The settlement also did not resolve the claims of a single shareholder plaintiff, who declined to agree to the settlement. On October 16, 2006, the Court approved the parties' settlement and ordered the dismissal with prejudice of the lawsuit, except for the claims of the single shareholder plaintiff whose claims remain pending in the lawsuit and the claims that may exist as between AMCON/TSI and CPH.

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" in our 2005 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

There have been no defaults in the payment of principal and interest with respect to any indebtedness of the Company or any of it subsidiaries exceeding five percent of total asset of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders to be reported during the three and nine month fiscal periods ended June 30, 2006.


Item 5.  Other Information

Not applicable.

                                   42


Item 6.   Exhibits

(a) Exhibits

10.37 Seventh Amendment to Amended and Restated Loan and Security Agreement, dated November 6, 2006


31.1 Certification by Christopher H. Atayan, Chief Executive Officer and Vice Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2 Certification by Andrew C. Plummer, Vice President and Acting Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by Christopher H. Atayan, Chief Executive Officer and Vice Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Andrew C. Plummer, Vice President and Acting Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     November 20, 2006        /s/ Christopher H. Atayan
          ------------------       -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer and
                                     Vice Chairman


Date:     November 20, 2006        /s/ Andrew C. Plummer
          ------------------       -----------------------------
                                   Andrew C. Plummer,
                                   Acting CFO and Principal
                                    Financial and Accounting Officer



                                   43