Form 10-K
period 2006-09-30
AMCON DISTRIBUTING CO
filed 2006-12-29
CIK 928465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 30, 2006
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
Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes        No  X
                                                          ------    ------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No
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

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                        ----                   ----                      ----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                        ----    ----

The aggregate market value of equity securities held by non-affiliates of the Registrant on March 31, 2006 was approximately $3.7 million.

As of December 25, 2006 there were 527,062 shares of common stock outstanding.


                                   2


































                          AMCON DISTRIBUTING COMPANY
                         ----------------------------
                              Table of Contents
                         ----------------------------
                                                                        Page
                                                                        ----
                                PART I
Item 1.    Business......................................................   4

Item 1A.   Risk Factors..................................................  10

Item 1B.   Unresolved Staff Comments.....................................  21

Item 2.    Properties....................................................  21

Item 3.    Legal Proceedings.............................................  22

Item 4.    Submission of Matters to a Vote of Security Holders...........  23

                                PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters...........................................  24

Item 6.    Selected Financial Data.......................................  24

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  26

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....  47

Item 8.    Financial Statements and Supplementary Data...................  48

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  90

Item 9A.   Controls and Procedures.......................................  90

Item 9B.   Other Information.............................................  90

                                PART III
Item 10.   Directors and Executive Officers of the Registrant............  91

Item 11.   Executive Compensation........................................  93

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters ...............  93

Item 13.   Certain Relationships and Related Transactions................  93

Item 14.   Principal Accountant Fees and Services........................  93

                                PART IV
Item 15.   Exhibits and Financial Statement Schedules....................  93


                                   3



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

As of September 30, 2006, AMCON operates in two business segments:

      - Wholesale Distribution Segment - The Company is primarily engaged in the wholesale distribution of consumer products including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products and health and beauty care products.

      - Retail Health Foods Segment - The Company operates thirteen retail health food stores in Florida and the Midwest.

For purposes of this report, unless the context indicates otherwise, all references to "we", "us", "our", "Company", and "AMCON" shall mean AMCON Distributing Company and its subsidiaries including the wholesale distribution segment which will be separately referred to as "ADC".

WHOLESALE DISTRIBUTION BUSINESS

ADC serves approximately 5,000 retail outlets in the Great Plains and Rocky Mountain regions, the largest of which accounted for approximately 7.6% of ADC's total revenues during fiscal 2006. In November 2006, Convenience Store News, a trade periodical, ranked ADC as the eighth (8th) largest distributor in its industry out of approximately 1,000 distributors in the United States based upon fiscal 2005 sales volume. The Company has historically grown by acquisitions into contiguous regions. This external growth has been complemented by the introduction of new product lines.

ADC distributes approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. While cigarettes accounted for approximately 72% of the Company's sales volume during fiscal 2006, we continue to evaluate new product lines in an attempt to lessen ADC's dependence upon cigarette sales. ADC's principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Proctor & Gamble, Hershey, Mars, William Wrigley and Nabisco. ADC also markets private label lines of tobacco, snuff, water, candy products, batteries and film.

The Company has sought to increase sales to convenience stores and petroleum marketers. To achieve this, the Company has adopted a number of operating strategies which management believes provide the Company with distinctive competitive advantages within this customer segment. One key operating strategy is our commitment to provide market leading customer service. In a continuing effort to provide superior customer service, ADC offers a complete point-of-sale (POS) program to assist customers with image management,
                                 4
product promotions, private label and custom food service programs and overall profit maximization. Additionally, ADC has a policy of next-day delivery and employs a concept of selling products in cut-case quantities or "by the each" (i.e. individual units). The Company also offers planograms to convenience store customers to assist in the design of their store and display of products within the store. In addition, customers are able to use our web site to manage their inventory and retail prices, as well as obtain periodic velocity management reports.

The wholesale distribution of cigarettes and convenience store products is significantly affected by cigarette pricing decisions and promotional programs offered by cigarette manufacturers. Over the past several years, the industry has experienced the discontinuance and subsequent reinstatement of certain promotional programs. Based on these activities, it is difficult to predict how future changes in cigarette pricing and promotional programs will impact both the Company and industry. Fluctuations in manufacturer pricing and promotional programs, in combination with rising fuel costs, have pressured profit margins industry-wide.

Management has worked to improve ADC's operating efficiency by investing in information technology systems to help automate our buying and financial control functions. We have also sought to minimize inventory costs by maximizing the number of times inventory is renewed ("inventory turns") during a given period. By managing operating costs, management believes ADC is better positioned to compete with both smaller and larger competitors who offer less service than ADC. Inventory turns for the past five years are as follows:


                          Fiscal         Times
                           Year      Inventory Turned
                          ------     ----------------
                           2006            28.7
                           2005            27.0
                           2004            27.8
                           2003            27.5
                           2002            28.5

The increase in inventory turns in 2006, as compared to fiscal 2005, is primarily related to an increased focus on overall inventory management in addition to fewer inventory buy-in opportunities available from major product manufactures throughout fiscal 2006. By managing operating costs, ADC is better able to price its products in such a manner to achieve an advantage over less efficient distributors in its market areas, yet remain competitively priced with larger distributors who offer less service than ADC.

ADC's main office is in Omaha, Nebraska and operates five distribution centers located in Illinois, Missouri, Nebraska, North Dakota and South Dakota. These distribution centers, combined with two cross-dock facilities, contain a total of approximately 487,000 square feet of floor space and employ modern equipment for the efficient distribution of our large and diverse product mix. ADC also operates a fleet of approximately 224 delivery vehicles, including straight trucks and over-the-road vehicles with refrigerated trailers.

                                   5


RETAIL HEALTH FOOD BUSINESS

AMCON's retail health food stores, which are operated as Chamberlin's Market & Cafe ("Chamberlin's" or "CNF") and Akin's Natural Foods Market ("Akin's" or "ANF"), offer over 34,000 different product selections to their customers. Chamberlin's, which was first established in 1935, is an award-winning and highly-acclaimed chain of six health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, delicatessen items and organic produce. Chamberlin's operates all of its stores in and around Orlando, Florida.

Akin's, established in 1935, is also an award winning chain of seven health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, delicatessen items and organic produce. Akin's has locations in Tulsa (2 stores) and Oklahoma City (2 stores), Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka, Kansas.

The retail health food industry has experienced robust growth in recent years driven primarily by the demand for natural products and more health conscious consumers. Our retail health food segment has benefited from this trend, experiencing sales growth in many product categories including grocery and supplements. This growth in consumer demand has also prompted other large national food chains to increase their organic and natural food products offerings. Management continues to closely monitor the performance of all store locations for opportunities to expand or identify new locations for additional stores.

AMCON's retail health food stores are managed collectively from a central office in Tulsa, Oklahoma, but utilize the name recognition of the established health food retail chains. The Company strives to maintain the local identity of each chain while providing a means to achieve operating synergies leading to cost savings through centralized management of operations.

RECENT EVENTS

Extension of Credit Facility
----------------------------
In December 2006, the Company extended its existing credit facility with LaSalle Bank (the "Facility") which extends the maturity date of the Facility through April 2009 and includes a $57.1 million maximum credit limit and bears interest at the bank's prime rate. The amendment to extend the Facility includes certain financial covenants such as quarterly cumulative earnings before interest, taxes, depreciation and amortization and minimum debt service ratio.

American Stock Exchange Accepted AMCON's Comprehensive Compliance Plan
----------------------------------------------------------------------
On November 21, 2006, the Company received a notice from the American Stock Exchange ("AMEX") that they accepted the Company's comprehensive compliance plan that was submitted by the Company on October 11, 2006 which outlined the Company's plan to regain compliance with Section 1003(a)(i) of the AMEX Company Guide ("Company Guide") relating to shareholders' equity and losses from continuing operations. Under the plan, the Company expects to regain compliance with Section 1003(a)(i)of the Company Guide by March 11, 2008.
See Item 1A "Risks Relating To Our Common Stock" of this Annual Report on

                                    6
Form 10-K for further discussion regarding the Company's compliance with AMEX listing standards.

Dispositions
-------------
On November 20, 2006, the Company sold substantially all of the operating assets of Hawaiian Natural Water Company, Inc. ("HNWC"), a wholly owned subsidiary, for approximately $3.8 million in cash and assumption of certain leases. HNWC's significant operating assets consisted of accounts receivable, inventory, furniture and fixtures, intellectual property and all of its bottling equipment. As part of the sale agreement the buyers also assumed all capital and operating leases from HNWC.

HNWC, which was headquartered in Pearl City, Hawaii, was a component of the Company's beverage segment. HNWC bottled, marketed and distributed Hawaiian natural artesian water, purified water and other limited production co-packaged products, in Hawaii, the mainland and foreign markets.
HNWC was a fully operational subsidiary of the Company through November 19, 2006.

Chief Executive Officer
-----------------------
On October 4, 2006, the Board of Directors of the Company appointed Christopher H. Atayan as its Chief Executive Officer. William F. Wright resigned as Chief Executive Officer effective October 4, 2006. Mr. Wright, the long-time Chief Executive Officer and founder of the Company, will continue as Chairman of the Board of the Company until December 31, 2007 and as Vice Chairman through December 31, 2009.

Mr. Atayan is 46 years old, has served as a director of the Company since 2004, and became the Vice Chairman and Chief Corporate Officer in March 2006. Mr. Atayan is also a consultant to Draupnir, LLC, the parent of Draupnir Capital, LLC. Mr. Atayan has served as Senior Managing Director of Slusser Associates, a New York investment banking firm since 1988, he is also Chairman of Hotlink Incorporated.

DISCONTINUED OPERATIONS

At September 30, 2006, the Company had two subsidiaries, Trinity Springs, Inc. ("TSI") and HNWC, which were components of the Company's beverage segment, classified as components of discontinued operations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

Hawaiian Natural Water Company, Inc. (HNWC)
-------------------------------------------
Effective September 30, 2006, HNWC was classified as a component of discontinued operations. HNWC bottled, marketed and distributed Hawaiian natural artesian water, purified water and other limited production co-packaged products in Hawaii and the mainland.

On November 20, 2006, HNWC signed and completed an agreement to sell substantially all of its operating assets to a newly formed group of investors, Hawaiian Springs, LLC for approximately $3.8 million in cash and the assumption of all operating and capital leases. The significant operating assets consisted of accounts receivable, inventory, furniture and

                                    7
fixtures, intellectual property and all of its bottling equipment. HNWC remained a fully operational subsidiary of the Company through November 19, 2006.

Trinity Springs, Inc. (TSI)
---------------------------
In March 2006, TSI discontinued operations due to recurring losses and a lack of capital resources to sustain operations. TSI, which was purchased in June 2004, produced and sold a bottled natural mineral supplement and geothermal bottled water under the Trinity/R/ label. TSI was headquartered in Boise, Idaho and marketed and distributed the Trinity products on a national level primarily in retail health food stores.

The Beverage Group, Inc. (TBG)
------------------------------
In March 2005, the Company's subsidiary, TBG, which represented the beverage marketing and distribution component of the beverage segment, also ceased on-going operations due to recurring losses since its inception in December 2002, and as such, was classified as a component of discontinued operations.

In the first two quarters of fiscal 2006 TBG was classified as a component of discontinued operations. In April 2006 the Company successfully concluded its wind-down plan of TBG's operations and accordingly reclassified its residual liabilities to continuing operations. This reclassification has been reflected as such throughout this Annual Report on Form 10-K.

In our Financial Statements set forth in Item 8 of this Annual Report on Form 10-K and our Management Discussion and Analysis of the Results of Operations set forth under Item 7 of this Annual Report on Form 10-K for all periods presented the sales, gross profit (loss), selling, general and administrative, depreciation and amortization, other expenses, and income tax benefit for HNWC, TSI and TBG (through March 31, 2006) have been aggregated and reported as a loss from discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

PRINCIPAL PRODUCTS

Cigarette sales represented approximately 72% - 73% of the Company's total sales for the fiscal years ending 2004 through 2006.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 17 to the Consolidated Financial Statements.

COMPETITION

The distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as ADC.
ADC is one of the largest distribution companies of its kind operating in its market area. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core-Mark International (San Francisco, California) and regional wholesalers such as Eby-Brown LLP (Chicago, Illinois) and Farner-Bocken (Carroll, Iowa), along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to ADC's. ADC seeks to distinguish itself from its competitors by offering a higher level of

                                    8
technology to retailers than its smaller competitors and a higher level of customer service than its larger competitors.

The natural food retail industry is highly fragmented, with more than 9,000 stores operating independently or as part of small chains. The two leading natural food chains, Whole Foods Market and Wild Oats, continue to expand their geographic markets by opening stores in new markets, including markets in which they may compete directly with our stores. In addition, conventional supermarkets and mass market outlets are also increasing their emphasis on the sale of natural products.

SEASONALITY

Sales in the wholesale distribution industry are somewhat seasonal by nature and tend to be higher in warm weather months as our convenience store customers experience increased customer traffic. The warm weather months generally fall within the Company's third and fourth fiscal quarters.

GOVERNMENT REGULATION

Various state government agencies regulate the distribution of cigarettes and tobacco products in several ways, including the imposition of excise taxes, licensing and bonding requirements. Complying with these regulations is a very expensive and a labor-intensive undertaking. For example, each state (as well as certain cities and counties) require the Company to collect excise taxes on each carton of cigarettes sold in its jurisdiction.
Such excise taxes must be paid in advance and, in most states, is evidenced by a stamp which must be affixed to each package of cigarettes. A number of states increased their excise tax on cigarettes in recent years and more are expected to do so in the future.

The Company is also subject to regulation by state and local health departments, the U.S. Department of Agriculture, the Food and Drug Administration and U.S. Department of Transportation. These agencies generally impose standards for product quality and sanitation, as well as, security and distribution policies.

At September 30, 2006, the Company's only active water bottling facilities were those operated by HNWC, which was classified as a component of discontinued operations. Prior to its sale in November 2006, HNWC was subject to various state and federal regulations, designed to ensure (but not guarantee) the quality of the product and the truthfulness of its marketing claims and required our beverage businesses to monitor each aspect of its bottled water production process, including its water source, bottling operations and packaging and labeling practices. The Environmental Protection Agency also required a yearly analysis of the water sources by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals).
In addition, the State Department of Health for Hawaii required weekly microbiological testing of the source water.

To comply with regulatory guidelines and ensure quality control, HNWC employed an on-site laboratory where samples of finished product were both visually and chemically tested each day. HNWC also utilized independent state certified laboratories to test samples from each of its production runs. Additionally, the production lines were subject to constant inspection to ensure quality standards were being met. Based on these controls, the

                                    9
Company believes it met or exceeded all applicable regulatory standards concerning the quality of its bottled water.

In addition to U.S. regulations, HNWC had to meet the requirements of foreign regulatory agencies in order to export and sell its product into other countries. These requirements were generally similar to, and in certain respects were more stringent than, U.S. regulations. HNWC believes that it was in compliance with applicable regulations in all foreign territories where it marketed its product. Failure to meet the applicable regulations in the U.S. or foreign markets can lead to costly recalls or loss of certification to market products.

ENVIRONMENTAL MATTERS

All the facilities and operations of the Company are subject to state and federal environmental regulations. The Company believes all of its real property is in compliance with regulations regarding the discharge of toxic substances into the environment and is not aware of any condition at its properties that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties.

EMPLOYEES

At September 30, 2006, the Company, including HNWC, had 901 full-time and part-time employees in the following areas:

                   Managerial            33
                   Administrative        79
                   Delivery             119
                   Sales & Marketing    318
                   Warehouse            352
                                      -----
                   Total Employees      901
                                      =====

All of ADC's delivery employees in the Quincy, Illinois distribution center, representing approximately 3% of employees company-wide, are represented by the International Association of Machinists and Aerospace Workers. The labor agreement with the union was renegotiated in December 2005 and a new agreement was executed that is effective through December 2008. Management believes its relations with its employees are good.

ITEM 1A.  RISK FACTORS

IN GENERAL
----------
You should carefully consider the risks described below before making an investment decision. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually materializes, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Annual Report also contains forward-looking statements that involve

                                    10
risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Annual Report.

RISKS AFFECTING THE WHOLESALE BUSINESS
--------------------------------------

- The Wholesale Distribution of Cigarettes and Convenience Store Products Is Significantly Affected by Cigarette Pricing Decisions and Promotional Programs Offered by Cigarette Manufacturers.

We receive payments from the manufacturers of the products we distribute for, allowances, discounts, volume rebates, and other merchandising incentives in connection with various incentive programs. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the manufacturers or states change or discontinue these programs or we are unable to maintain the volume of our sales, our results of operations, business, cash flow and financial condition could be negatively affected.

- Increases in Fuel Prices Are Reducing Profit Margins and Affecting Our
  Business.

Increases in fuel prices have had a negative impact on profits over the past year. If fuel prices remain high, and we are not able to pass on these costs to customers, it will have a material adverse impact on our results of operations, business, cash flow and financial condition.

- Increases in Wholesale Distribution Business Competition May Have an Adverse Effect on Our Business.

The distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as ADC. ADC's principal competitors are national wholesalers and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to ADC's. Some of our competitors, have substantial financial resources and long-standing customer relationships. In addition, heightened competition may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations, business, cash flow, and financial condition could suffer.

- Due to the Low-margins on the Products We Distribute, Changes in General Economic Conditions Could Materially Adversely Affect Our Operating Results.

We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise and health and beauty care products. The wholesale distribution industry is characterized by a high volume of sales with relatively low profit margins. Our non-cigarette sales are at prices that are based on the cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation for these products. Gross profit on cigarette sales are generally fixed on a cents per carton basis. If the cost of the cigarettes that we purchase increases due to manufacturer price or excise tax rate increases, our inventory costs and accounts receivable could rise. To the extent that product cost increases are not passed on to our customers due to their resistance to higher prices, our results from operations, business, cash flow and financial condition could be negatively impacted.

- Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Sales of Which Are Declining.

The distribution of cigarettes is currently a significant portion of our business. For the year ended September 30, 2006, approximately 72% of our revenues came from the distribution of cigarettes. During the same period, approximately 27% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the U.S. cigarette market has generally been declining, and is expected to continue to decline. If this trend continues our results from operations, business, cash flow and financial condition will be negatively impacted.

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

As a result of purchasing premium and discount cigarettes exclusively from manufacturers that are parties to the master settlement agreement, we are adversely impacted by sales of brands from non-master settlement agreement manufacturers and deep-discount brand growth. The premium and discount cigarettes subject to the master settlement agreement that we sell have been negatively impacted by widening price gaps in the prices between those brands and the deep-discount brands for the past several years. As a result, our results of operations, business, cash flow and financial condition may be negatively impacted as sales volumes of premium cigarettes erode.

- We Also Face Competition from Illicit and Other Low Priced Sales of
  Cigarettes.

We also face competition from the diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes in non-taxable jurisdictions, inter-state and international smuggling of cigarettes, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and taxed cigarettes manufactured by parties to the master settlement agreement. Increased sales of counterfeit cigarettes, sales by third parties over the Internet, or sales by means to avoid the collection of applicable taxes, could have an adverse effect on our results of operations, business, cash flow and financial condition.

- If the Tobacco Industry's Master Settlement Agreement Is Invalidated, or Tobacco Manufacturers Cannot Meet Their Obligations to Indemnify Us, We Could Be Subject to Substantial Litigation Liability.

In connection with the master settlement agreement, we are indemnified by the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from our sale of the tobacco products that they supply to us. However, if litigation challenging the validity of the master settlement agreement were to be successful and the master settlement agreement is invalidated, we could be subject to substantial litigation due to our sales of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we continue to be indemnified by cigarette manufacturers that are parties to the master settlement agreement, future litigation awards against such cigarette manufacturers could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations. Our results of operations, business, cash flow and financial condition could be negatively impacted due to increased litigation costs and potential adverse rulings against us.

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

Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. We also need to be able to open new stores timely and operate them successfully. In addition, our success is dependant on our ability to hire, train and integrate new qualified team members. Our success is also dependent on our ability to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. If we are not able to find and open new store locations and to close poor performing stores this will have a material adverse impact on our results of operations, business, cash flow and financial condition.

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

- Compliance with the USDA's Organic Rules may Prove Burdensome for Our Suppliers Resulting in a Disruption in Our Business.

Compliance with the USDA's Organic Rule, implemented into federal law on October 21, 2002, might pose a significant burden on some of our suppliers, which may cause a disruption in some of our product offerings.

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

Under our credit facility, we are required to meet certain financial ratios and tests. Our ability to comply with these covenants may be affected by factors beyond our control. If we breach any of these covenants or restrictions, it could result in an event of default under our revolving credit facility, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facility could terminate their commitments to make further extensions of credit under our revolving credit facility.

- Downturns in Economic Conditions Negatively Impacts Consumer Spending Resulting in a Reduction of Discretionary Spending for Items such as Snack Food, Cigarettes, Bottled Water and Health Foods.

Our results of operations and financial condition are particularly sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates and tax rates could reduce consumer spending or cause consumers to shift their spending to our competitors. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

- Legal Proceedings Could Materially Impact Our Results.

As described under Item 3 - Legal Proceedings of this Annual Report on Form 10-K, the Company is involved in litigation regarding the ownership of the assets of TSI, which is a consolidated subsidiary of AMCON and classified as a component of discontinued operations. The dispute, which began in June 2004, arose over the sale of substantially all of the assets of Trinity Springs, Ltd. (which later changed its name to Crystal Paradise Holdings, Inc. ("CPH"). The Plaintiffs in the lawsuit are a group of minority shareholders, and the Defendants are AMCON, TSL Acquisition Corp (which later became TSI), CPH, and the former directors of CPH.

On October 16, 2006, the Court approved a settlement in the case which resolved all disputes between the shareholders plaintiffs, CPH, AMCON, TSI and the Defendant Directors, with two exceptions that relate to AMCON. The settlement did not resolve claims that CPH may have against AMCON and TSI or that AMCON and TSI may have against CPH. The settlement also did not resolve the claims of a single shareholder plaintiff, who declined to agree to the settlement. The claims of the single minority shareholder remain pending. With respect to the remaining claims, AMCON's management, after consulting with trial counsel, is unable to state that any outcome to AMCON is either probable or remote and therefore cannot estimate the amount or range of any potential loss. If these claims are decided against AMCON, it could have a material adverse impact on AMCON's results of operations, business, cash flow and financial condition.

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

We do not have any long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we distribute in the quantities we request or on favorable terms. Because we do not control the actual production of the products we distribute, we are also subject to delays caused by interruption in production based on conditions outside our control. These conditions include job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, and natural disasters or other catastrophic events. Our inability to obtain

                                    16
adequate supplies of the products we distribute as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

- We May Be Subject to Product Liability Claims Which Could Materially Adversely Affect Our Business.

AMCON, as with other distributors of food and consumer products, faces the risk of exposure to product liability claims in the event that the use of products sold by us causes injury or illness. With respect to product liability claims, we believe that we have sufficient liability insurance coverage and indemnities from manufacturers. However, product liability insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying the products we distribute, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or if contractual indemnification is not available or if the counterparty can not fulfill its indemnification obligation, product liability relating to defective products could materially adversely impact our results of operations, business, cash flow and financial condition.

- We Depend on Our Senior Management and Key Personnel.

We substantially depend on the continued services and performance of our senior management and other key personnel, particularly William F. Wright, Chairman of the Board, Christopher H. Atayan, AMCON's Chief Executive Officer and Vice Chairman, Kathleen M. Evans, the Company's President, and Eric J. Hinkefent, the President of Health Food Associates, Inc. and Chamberlin's Natural Foods, Inc. While we maintain key person life insurance policies and have employment agreements with certain of these individuals, the loss of the services of any of our executive officers or key employees could harm our business.

- We Operate in a Competitive Labor Market and a Number of Our
  Employees Are Covered by Collective Bargaining Agreements.

We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees.

In addition, at September 30, 2006 approximately 3%, or approximately 31, of our employees are covered by a collective bargaining agreement with a labor organization, which expires December 2008. We may not be able to renew our respective collective bargaining agreement on favorable terms. Employees at other facilities may try to unionize. We may not be able to recover labor cost increases through increased prices charged to customers or suffer business interruptions as a result of strikes or other work stoppages.


- We Are Subject to substantial Governmental Regulation and If We Are Unable to Comply with Regulations That Affect Our Business or If There Are Substantial Changes in These Regulations, Our Business Could Be Adversely Affected.

As a distributor of food products, we are subject to the regulation by the U.S. Food and Drug Administration ("FDA"). Our operations are also subject to regulation by the Occupational Safety and Health Administration ("OSHA"), the Department of Transportation and other federal, state and local agencies. Each of these regulatory authorities have broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations, business, cash flow and financial condition would be adversely affected.

We cannot predict the impact that future laws, regulations, interpretations or applications, the effect of additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our results of operations, business, cash flow and financial condition.

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

If the number of record owners (including direct participants in the Depository Trust Company) of our common stock is less than 300, our obligations to file reports under the Securities Exchange Act of 1934 is suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company will not be available to investors. In addition, the common stock of the Company would be removed from listing on the American Stock Exchange. This would likely impact an investors' ability to trade in our common stock.

- In Relation to the Size of Our Company We Incur Significant Costs as a Result of Being a Public Company.

As a public company, we incur significant accounting, legal, governance, compliance and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and the American Stock Exchange, have required changes in corporate governance practices of public companies. These rules and regulations increase our legal, audit and financial compliance costs and make some activities more time-consuming and costly. For example, as a result of being a public company, we are required to maintain additional board committees and formalize our internal control over financial reporting and disclosure controls and procedures. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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


                                    19
Any failure to complete our assessment of our internal control over financial reporting, to remediate the material weaknesses we have identified or any other material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

- Weaknesses in Our Internal Controls over Financial Reporting
  Could Result in Material Misstatements in Our Financial Statements, Cause Investors to Lose Confidence in Our Reported Financial Information and Have a Negative Effect on the Trading Price of Our Common Stock.

A material weakness is defined in standards established by the Public Company Accounting Oversight Board as a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During fiscal 2006, the Company identified certain material weaknesses that existed in our internal controls over fiscal 2005 financial reporting. During fiscal 2006, we took steps to remedy these weaknesses, however, if we failed to implement these remedies properly, such failure could result in a material misstatement in our financial reporting.

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

- Failure to Regain Compliance with American Stock Exchange Listing Standards Could Have a Negative Effect on the Trading Price of Our Stock and Would likely Adversely Impact Our Investors' Ability to Trade in Our Common Stock

In September 2006, the Company was notified by the American Stock Exchange
(AMEX) that it was not in compliance with Section 1003(a)(i) of the AMEX Company Guide regarding shareholders' equity of less than $2,000,000, and losses from continuing operations and/or net losses in two of its three most recent fiscal years. In order to maintain its AMEX listing, the Company submitted a plan outlining steps to regain compliance with the AMEX continued listing standards by March 11, 2008. On November 21, 2006, the Company received notice from the American Stock accepting the Company's plan to regain compliance with Section 1003(a)(i) of the AMEX Company Guide. If the Company's fails to achieve AMEX compliance by March 11, 2008, the Company could face delisting proceeding which would likely impact investors' ability to trade in our common stock and adversely affect its trading price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

The state location and approximate square footage of the five distribution centers, thirteen retail stores and beverage facilities (including a warehouse in Idaho, water bottling and packaging plants, and sales and marketing offices) operated by AMCON as of fiscal year end 2006 are set forth below:

          Location                              Square Feet
          --------                              -----------
    Distribution - IL, MO, ND, NE & SD            487,000
    Retail - FL, KS, MO, NE & OK                  132,600
    Beverage - HI & ID /1/                         68,000
                                                  -------
    Total Square Footage                          687,600
                                                  =======

/1/ As of March 2006, our water bottling and distribution business headquarter in Idaho, TSI, was closed. As discussed in Item 1 - "Business", our HNWC subsidiary in Hawaii was sold on November 20, 2006.

AMCON owns its distribution facilities in Quincy, Illinois, Bismarck, North Dakota and Rapid City, South Dakota. The Quincy, Bismarck and Rapid City distribution centers are subject to first mortgages with M&I Bank. The Company's subsidiary, TSI, also owns a water bottling plant, real estate and a lodge in Paradise, Idaho that are subject to the mortgage between AMCON and Crystal Paradise Holdings, Ltd. (formerly Trinity Springs, Ltd.) which is shared on an equal basis with Allen Petersen, one of the Company's directors who extended loans to TSI in December 2004. Additionally, TSI owns a warehouse in Hammett, Idaho which is subject to a mortgage. See further discussion of the Company real estate obligations in Item 7 - Liquidity and Capital Resources of this Annual Report on Form 10-K.


AMCON leases its remaining distribution, warehouse and cross-dock facilities, retail stores, water bottling plant, offices, and certain equipment under noncancellable operating and capital leases. Leases for the two distribution facilities, thirteen retail stores and a water bottling and packaging plant in Hawaii leased by the Company have base terms expiring through 2052. Minimum future lease commitments for these properties and equipment total approximately $19.4 million as of fiscal year end 2006. As discussed in Item 1 - Business, HNWC sold substantially all of its assets in November 2006. In conjunction with that sale, the buyer agreed to assume certain capital and operating leases from HNWC.

Management believes that its existing facilities are adequate for the Company's present level of operations; however, larger facilities and additional cross-dock facilities and retail stores may be required to accommodate the Company's anticipated growth in certain market areas.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in litigation regarding the ownership of the assets of TSI, which is a consolidated subsidiary of AMCON. The dispute, which began in June 2004, arose over the sale of substantially all of the assets of Trinity Springs, Ltd. (which later changed its name to Crystal Paradise Holdings, Inc. ("CPH"). The Plaintiffs in the lawsuit are a group of minority shareholders, and the Defendants are AMCON, TSL Acquisition Corp (which later became TSI), CPH, and the former directors of CPH.

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

During the last several months, the parties have been engaged in settlement discussions. Recently, a settlement agreement was reached between the parties. The settlement resolved all disputes between the shareholders

                                    22
plaintiffs, CPH, AMCON, TSI and the Defendant Directors, with two exceptions that relate to AMCON. The settlement did not resolve claims that CPH may have against AMCON and TSI or that AMCON and TSI may have against CPH. The settlement also did not resolve the claims of a single shareholder plaintiff, who declined to agree to the settlement. On October 16, 2006, the Court approved the parties' settlement and ordered the dismissal with prejudice of the lawsuit, except for the claims of the single shareholder plaintiff whose claims remain pending in the lawsuit and the claims that may exist as between AMCON/TSI and CPH.

On December 21, 2006, CPH filed a first amended complaint in the Fourth Judicial District of the State of Idaho (Elmore County) against AMCON and TSI and other defendants relating to AMCON and TSI's purchase of the assets of CPH and operation of the business. In its amended complaint, CPH re-asserts claims of foreclosure; breach of the asset purchase agreement, promissory notes and water royalty obligations; quantum meruit; unjust enrichment; and collection and enforcement of its security interest. In addition, CPH again seeks a declaratory judgement that: (i) AMCON and TSI are obligated to perform under the asset purchase agreement and other agreements related to the asset purchase transaction; (ii) the actions AMCON and TSI constitute events of default; (iii) TSI has not cured the events of default; (iv) TSI's obligations are accelerated under certain promissory notes; and (v) AMCON is liable to CPH under a guaranty and suretyship agreement for all amounts owing to CPH under the asset purchase agreement and related agreements. Finally, CPH seeks its costs and attorney fees. CPH has not served its amended complaint on AMCON or TSI.

AMCON disagrees with the assertions made by CPH and intends to vigorously defend against CPH's claims and to pursue its own claims against CPH.

With respect to the remaining claims in the original lawsuit and the claims asserted by CPH in its recently filed complaint, AMCON's management, after consulting with the trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and therefore cannot estimate the amount or range of any potential loss, if any because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed.

The Company is in settlement discussions with respect to this litigation, pursuant to which the Company is undertaking to divest substantially all of the assets of TSI as part of a complete settlement of any and all claims by CPH against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2006.





                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock trades on the American Stock Exchange ("AMEX") under the trading symbol "DIT". The following table reflects the range of the high and low closing prices per share of the Company's common stock reported by AMEX for fiscal years 2006 and 2005. As of December 11, 2006, the closing stock price was $18.00 and there were 527,062 common shares outstanding. The Company has approximately 360 common shareholders of record (including direct participants in the Depository Trust Company) and the Company believes that approximately 960 additional persons hold shares beneficially.

                  Fiscal Year 2006      Fiscal Year 2005
                  ----------------      ----------------
                    High     Low          High     Low
                  -------  -------      -------  -------
    4th Quarter   $ 13.80  $  9.15      $ 22.68  $ 20.39
    3rd Quarter     12.10     9.15        24.65    17.30
    2nd Quarter     16.55    10.80        18.80    16.50
    1st Quarter     21.40    16.55        20.70    18.55

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

During fiscal 2004, 2005 and 2006, the Company issued Series A, B and C Convertible Preferred Stock, respectively, that were not registered under the Securities Act. Information regarding the issuance of these securities is set forth in Note 3 to the Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA

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

Results may not be comparable due to acquisitions and/or dispositions that have occurred in the periods presented. As previously discussed, our subsidiaries HNWC and TSI, are classified as a component of discontinued operations at September 30, 2006. As a result, the selected financial data for all periods presented below has been prepared reflecting discontinued operations in accordance with Statement of Financial Accounting Standard


("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, all revenues and expenses associated with discontinued operations have been excluded from income from continuing operations in the selected financial data.

                                (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------------------
Fiscal Year                            2006       2005 /6/    2004        2003        2002
--------------------------------------------------------------------------------------------
Sales/1/.......................... $  839,540   $834,551    $817,286    $768,627    $844,879
Cost of sales.....................    779,406    774,060     757,938     708,780     783,303
                                   ---------------------------------------------------------
Gross profit......................     60,134     60,491      59,348      59,847      61,576
Operating expenses................     53,658     53,188      50,975      50,854      53,225
Impairment charges/2/.............          -      4,235           -           -           -
                                   ---------------------------------------------------------
Operating income..................      6,476      3,068       8,373       8,993       8,351
Interest expense..................      4,858      4,211       3,243       2,900       4,159
Other (income) expense, net.......       (137)       (80)       (569)       (936)       (329)
                                   ---------------------------------------------------------
Income (loss) from continuing
 operations before income taxes...      1,755     (1,063)      5,699       7,029       4,521

Income tax expense (benefit)......        432       (196)      2,286       2,519       1,726

Equity in loss of unconsolidated
 affiliate........................          -          -           -           -          95

Minority interest.................          -        (97)        (91)          -           -
                                   ---------------------------------------------------------
Income (loss) from continuing
 operations.......................      1,323       (770)      3,504       4,510       2,700

Loss from discontinued operations,
 net of income tax benefit of
 $(1,132) $(5,543), $(4,409),
 $(1,890) and $(439) respectively.     (2,434)   (11,972)     (7,643)     (3,483)       (728)
                                   ---------------------------------------------------------
Net (loss) income.................     (1,111)   (12,742)     (4,139)      1,027       1,972

Preferred stock dividend
 requirements.....................       (366)      (295)        (49)          -           -
                                   ---------------------------------------------------------
Net loss available to
 common shareholders.............. $   (1,477)  $(13,037)   $ (4,188)   $  1,027    $  1,972
                                   =========================================================
Basic earnings (loss) per share
available to common shareholders:
  Continuing operations........... $     1.81   $  (2.02)   $   6.54    $   8.55    $   5.34
  Discontinued operations.........      (4.61)    (22.71)     (14.48)      (6.60)      (1.44)
                                   ---------------------------------------------------------
  Net basic (loss) earnings per
   share available to common
   shareholders................... $    (2.80)  $ (24.73)   $  (7.94)   $   1.95    $   3.90
                                   =========================================================





                                           25









--------------------------------------------------------------------------------------------
Fiscal Year                            2006       2005 /6/    2004        2003        2002
--------------------------------------------------------------------------------------------
Diluted earnings (loss) per share
available to common shareholders:
  Continuing operations........... $     1.63  $   (2.02)   $   6.23    $   8.40    $   5.21
  Discontinued operations.........      (3.87)    (22.71)     (13.59)      (6.49)      (1.40)
                                   ---------------------------------------------------------
  Net diluted (loss) earnings
   per share available to common
   shareholders................... $    (2.24) $  (24.73)   $  (7.36)   $   1.91    $   3.81
                                   =========================================================

Weighted average shares outstanding:
  Basic...........................    527,062    527,062     527,774     527,699     505,414
  Diluted.........................    627,810    527,062     562,559     537,042     518,197

Working capital (deficit) /3/..... $   28,004  $  30,573    $(11,871)   $ (8,030)   $ (1,989)
Total assets .....................     94,867     95,309     111,730      99,499     104,586
Long-term obligations and
  subordinated debt /4/...........     16,841     16,504      27,104      22,453      21,601
Shareholders' (deficit) equity /5/     (1,747)      (228)     12,767      17,301      16,699
Cash dividends declared
  per common share................          -          -        0.72        0.72        0.72


   /1/ In accordance with Emerging Issues Task Force (EITF) No. 01-9
       "Accounting For Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" sales incentives paid to customers have been recorded as a reduction of sales.

   /2/ In fiscal year 2005 certain identifiable intangible assets in the retail segment were impaired.

   /3/ Current assets minus current liabilities.

   /4/ Includes deferred taxes, noncurrent liabilities of discontinued operations, current and long-term portions of subordinated debt and long-term debt and TSI's water royalty in perpetuity. Excludes the Company's revolving credit facility.

   /5/ Net of dividends declared of $0.4 million in each of the fiscal years of 2002-2004. The Company declared no dividends in fiscal 2005 or fiscal 2006.

   /6/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30. As a result of this change, fiscal 2005 was comprised of 53 weeks of operations as compared to fiscal 2006 and fiscal 2004 which were comprised of to 52 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements,

Item 8, and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7.
The following discussion and analysis includes the results of operations for our continuing operations at September 30, 2006, which is comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations, which includes TSI & HNWC at September 30, 2006, has been presented following our fiscal 2006 versus fiscal 2005 operating results analysis. Accordingly, the sales, gross profit (loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit for TSI and HNWC have been aggregated and reported as a loss from discontinued operations and are not a component of the aforementioned continuing operations items.

Actual year ends for fiscal 2006, 2005 and fiscal 2004 were September 30, 2006, September 30, 2005, and September 24, 2004, respectively. Years cited herein refer to AMCON's fiscal years. During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week ending on the last Friday in September to a calendar month period ending on September
30. As a result of this change, fiscal 2005 consisted of 53 weeks of operations compared to 52 weeks of operations in fiscal 2006.

For more information regarding our businesses, see Item 1 - Business on this Annual Report on Form 10-K.

Strategic initiatives
---------------------
During 2006, the Company implemented an internal holding company structure which resulted in several strategic initiatives, including the evaluation of the Company's investment in its beverage businesses because of the significant operating losses which had been incurred over the prior several years. This evaluation yielded a number of new strategic initiatives which the Company began executing during fiscal 2006 in an effort to improve profitability and build long-term shareholder value. The primary elements of these strategic initiatives include:

     - focus on the Company's past success. This entails focusing on the core wholesale and retail health food business segments;
     -  close or sell unprofitable business units;
     -  improve the Company's liquidity position through debt reduction; and
     -  aggressive management of the Company's cost structure

To achieve these strategic goals, the Company took steps to exit the beverage businesses (Hawaiian Natural Water Company ("HNWC") and Trinity Springs, Inc. ("TSI")) which had incurred losses before income taxes of $3.6 million, $17.4 million, and $12.4 million in fiscal 2006, 2005 and 2004, respectively. In March 2006, the Company closed the water bottling operations of TSI and is pursuing the sale of its remaining assets. Additionally, in November 2006, the Company sold substantially all the operating assets of HNWC.

While management can give no assurances, the Company believes the successful completion of these actions, in addition to it ongoing strategic initiatives, will position the Company to improve profitability, enhance its liquidity position and strengthen its ability to compete and grow its two core businesses on a long-term basis.


Significant Events For Fiscal 2006
----------------------------------
During fiscal 2006, the Company:

Financing

   - in December 2006, the Company amended the Facility further extending the maturity date to April 2009 with a $57.1 million maximum credit limit and bearing interest at the bank's prime rate. See further discussion in Item 7 - Liquidity and Capital Resources.

   - completed a $2.0 million private placement of Series C
     Convertible Preferred Stock representing 80,000 shares at $25 per share. The proceeds of the issuance were used to reduce the Company's outstanding balance on its revolving credit facility with LaSalle Bank.

Operational

   - discontinued and closed the operations of its TSI subsidiary in March 2006 and is actively working to resolve the litigation matter and ultimately sell the assets of TSI. See further discussion in Item 1 - Business.

   - engaged in active negotiations to sell the assets of HNWC which culminated in the successful sale of the assets after September 30, 2006.

   - experienced a $5.0 million increase in sales and a $2.8 million increase in income from continuing operations before income taxes as compared to fiscal 2005.

   - recognized income from continuing operations per diluted share of $1.63 in fiscal 2006 compared to a loss from continuing operations per diluted share of $(2.02)in fiscal 2005.

   - recognized loss from discontinued operations per diluted share of ($3.87) in fiscal 2006 as compared to a loss from discontinued operations per diluted share of ($22.71) in fiscal 2005.

Results of Operations
---------------------
The following table sets forth an analysis of various components of the Statements of Operations as a percentage of sales for fiscal years 2006, 2005 and 2004:

                                       Fiscal Years
                                  -----------------------
                                   2006     2005     2004
                                  -----------------------
Sales............................ 100.0%   100.0%   100.0%
Cost of sales....................  92.8     92.7     92.7
                                  -----------------------
Gross profit.....................   7.2      7.3      7.3
Selling, general and
 administrative expenses.........   6.2      6.1      6.0


                                           28

                                  -----------------------
                                   2006     2005     2004
                                  -----------------------
Depreciation and amortization....   0.2      0.3      0.3
Impairment charges...............   0.0      0.5      0.0
Operating income ...............    0.8      0.4      1.0
Interest expense.................   0.6      0.5      0.4
Other income, net................     -        -      0.1
                                  -----------------------
Income (loss) from continuing
 operations before income taxes..   0.2     (0.1)     0.7
Income tax (expense) benefit.....  (0.1)     0.0     (0.3)
                                  -----------------------
Income (loss) from continuing
 operations ....................    0.1     (0.1)     0.4
Loss from discontinued
 operations, net of tax..........  (0.3)    (1.4)    (0.9)
                                  -----------------------
Net loss ........................  (0.2)    (1.5)    (0.5)
Preferred stock dividend
 requirements....................     -        -        -
                                  -----------------------
Net loss available to
 common shareholders.............  (0.2)%   (1.5)%   (0.5)%
                                  =======================

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

SALES:

Changes in sales are driven by two primary factors:

      (i) changes to selling prices largely controlled by the manufacturers of the products that we sell, and excise taxes imposed on cigarettes and tobacco products by various states; and

      (ii) changes in the volume of products sold to our customers, either due to a change in purchasing patterns resulting from consumer preferences or the fluctuation in the comparable number of business days in our reporting period.

Sales by business segment for the years ended September 2006 and September 2005 are as follows (dollars in millions):

                                                Sales
                                     -----------------------------------------
                                                       Extra    Reported  Incr
                                      2006   2005/1/  week/2/    2005    (Decr)
                                     ------  -------  -------  --------- ------
Wholesale distribution segment       $802.7  $ 786.4  $  13.6  $   800.0 $  2.7
Retail health food stores segment      36.8     34.2      0.4       34.6    2.2
                                     ------  -------  -------  --------- ------
                                     $839.5  $ 820.6  $  14.0  $   834.6 $  4.9
                                      ======  =======  =======  ========= ======

/1/ Excludes extra week discussed in /2/ below

/2/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.  As a result of this change, fiscal 2005 was comprised of 53 weeks of operations as compared to fiscal 2006 and fiscal 2004 which were comprised of to 52 weeks.

                                   29
FISCAL YEAR 2006 VERSUS FISCAL YEAR 2005 - Continuing Operations
----------------------------------------------------------------

Overall sales for fiscal year 2006 increased by approximately 0.6% to $839.5 million, compared to $834.6 million in fiscal year 2005. Sales are reported net of costs associated with sales incentives provided to customers, totaling $15.5 million and $14.7 million for fiscal 2006 and 2005, respectively.

Sales from the wholesale distribution segment increased $2.7 million during fiscal 2006 as compared to fiscal 2005. Cigarette sales decreased $1.5 million during fiscal 2006 while sales of tobacco, confectionary and other products increased $4.2 million during the period. Of the decrease in cigarette sales, $10.4 million was a result of the change in our monthly reporting period which added an extra week of sales in fiscal 2005 as compared to fiscal 2006 and $5.6 million was a result of a 1.3% decrease in the volume of carton shipments (excluding the extra week). These decreases in cigarette sales were offset by a $8.5 million increase in sales due to higher excise taxes imposed by certain states. Additionally, cigarette sales benefitted approximately $6.0 million during fiscal 2006 due to price increases implemented by major cigarette manufacturers.

Sales from the retail health food segment increased $2.2 million, or 6.4%, during fiscal 2006 when compared to fiscal 2005. Of this sales increase, $2.6 million was attributable to sales growth in same store sales, with particular strength in our grocery and supplements product categories. This sales volume increase was partially offset by a $0.4 million sales reduction due to the extra week of sales which was included in the fiscal 2005 resulting from the Company's change in monthly reporting periods. The retail health food segment experienced strong growth during fiscal 2006 largely because of the general upturn in the natural products industry combined with the Company's continued marketing efforts.

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

Gross profit by business segment for the fiscal years ended September 2006 and September 2005 are as follows (dollars in millions):

                                                 Gross Profit
                                     ------------------------------------------
                                                       Extra    Reported  Incr
                                      2006   2005/1/  week/2/    2005    (Decr)
                                     ------  -------  -------  --------- ------

Wholesale distribution segment       $ 45.5  $  46.3  $   0.6  $   46.9 $ (1.4)
Retail health food stores segment      14.6     13.4      0.2      13.6    1.0
                                     ------  -------  ------- --------- ------
                                     $ 60.1  $  59.7  $   0.8  $   60.5 $ (0.4)
                                     ======  =======  ======= ========= ======

/1/ Excludes extra week discussed in /2/ below

/2/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.  As a result of this change, fiscal 2005 comprised of 53 weeks of operations as compared to 52 weeks of operations in the fiscal 2006.


Overall gross profit decreased slightly by approximately 0.6% to $60.1 million in fiscal 2006 compared to $60.5 million in fiscal 2005. Gross profit as a percentage of sales also decreased slightly from 7.3% in fiscal 2005 to 7.2% in fiscal 2006.

Gross profit from our wholesale distribution segment decreased approximately $1.4 million from fiscal 2005 to fiscal 2006. Items increasing gross profit during fiscal 2006 was a $0.5 million smaller LIFO charge in fiscal 2006 as compared to fiscal 2005, and $1.4 million resulting from higher sales volumes in our other products categories. These increases were offset by a $0.6 million decrease in gross profit attributable to an extra week of operations in fiscal 2005 compared to fiscal 2006 resulting from a change in our reporting period, a $0.5 million reduction in incentive payments received from cigarette and non-cigarette vendors based on the Company's buying volumes, and $2.2 million related to a decrease in cigarette carton shipments volumes.

Gross profit for the retail health food segment increased approximately $1.0 million in fiscal 2006 compared with fiscal 2005. Of this increase, $0.1 million related to improved management of inventory and throw-out costs, $0.1 million related to a smaller LIFO charge in fiscal 2006 compared to fiscal 2005, $0.2 million was due to the extra week of operations in fiscal 2005 and $0.6 million was related to the overall sales mix and volume growth.

OPERATING EXPENSE

Operating expense includes selling, general and administrative expenses and depreciation and amortization and impairment charges. Selling, general and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and cost of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, insurance and professional fees.

Total operating expenses decreased approximately $3.8 million in fiscal 2006, or 6.6%, from fiscal 2005. As a percentage of sales, total operating expenses decreased from 6.9% in fiscal 2005 to 6.4% in fiscal 2006. The decrease in operating expense from prior year was primarily attributable to a $4.2 reduction in intangible impairment charges from fiscal 2005 to fiscal 2006. The Company incurred no such impairment charges in 2006. Also decreasing operating expenses in fiscal 2006 compared to fiscal 2005 was a $0.6 million reduction in lower workers compensation claims expense. These decreases were partially offset by $0.7 million in higher fuel costs and $0.3 million related to higher professional services expense.

INTEREST EXPENSE

Interest expense for fiscal year 2006 increased 15.3% to $4.9 million compared to $4.2 million in fiscal 2005. This increase was primarily related to increases in the prime interest rate which is the rate at which the Company primarily borrows, an increase in the Company's average variable rate borrowings and the impact of the expiration of an interest rate swap in fiscal 2006 that had the effect of converting $10.0 million of borrowings under the Facility to 4.87%. On average, the Company's borrowing rates on variable rate debt were 1.71% higher and the average borrowings on variable rate debt were $3.5 million higher in fiscal 2006 as compared to fiscal 2005.

OTHER

During fiscal 2005 the Company allocated $0.1 million in losses, net of tax, to "Minority interest", which was related to a 15% minority ownership interest in the Company's TSI subsidiary. After this allocation, the 15% minority ownership interest in TSI had been reduced to zero resulting from cumulative TSI loss allocations. The minority shareholders have no future funding obligations to TSI. Accordingly, no further allocations of losses to minority shareholders were made by the Company in fiscal 2006, or will be in the future.

The Company's effective income tax rate was 24.6% in fiscal 2006 compared to 18.4% in fiscal 2005. The increase in the effective tax rate was primarily attributable to valuation allowances placed on state net operating losses in fiscal 2005 which reduced the income tax benefit and related effective tax rate.

During fiscal 2006, the Company paid preferred dividends of $0.4 million on its Series A, B and C Cumulative, Convertible Preferred Stock, compared to $0.3 million in fiscal 2005. The increase in preferred dividend payments over fiscal 2005 is primarily attributable to the issuance of the Series C Cumulative Preferred Stock in March 2006.

DISCONTINUED OPERATIONS (Fiscal 2004 - 2006)

At September 30, 2006, and for all fiscal periods presented throughout this Annual Report on Form 10-K, discontinued operations consist of our HNWC and

TSI subsidiaries. In March 2005 the operations of TBG were discontinued and in April 2006 the Company successfully completed the wind-down of TBG's operations, at which time TBG's residual liability balances were reclassified to continuing operations. Accordingly, TBG's results from operations are included below for the fiscal years 2004, 2005 and through March of 2006.

Losses from discontinued operations decreased approximately $9.6 million from fiscal 2005 to fiscal 2006. This change was primarily the result of impairment charges incurred during fiscal 2005 which totaled $8.9 million. There were no impairment charges incurred in discontinued operations in fiscal 2006. Additionally, TSI's closure in March 2006 stemmed further operating losses.

Losses from discontinued operations increased approximately $4.3 million from fiscal 2004 to fiscal 2005. This change was primarily the result of an additional $5.3 million in impairment charges incurred in fiscal 2005 as compared to fiscal 2004.

HNWC remained fully operational throughout fiscal 2006 and reported a net loss from operations before income taxes of approximately $0.9 million compared to a net loss from operations before taxes of approximately $5.5 million in fiscal 2005. As discussed further in Item 1 Part 1 - Recent Events, and Note 18 of this Annual Report on Form 10-K, HNWC sold substantially all of its operating assets on November 20, 2006.

A summary of discontinued operations is as follows:

                                                    Year ended
                                                     September
                                     -----------------------------------------
                                        2006           2005          2004
                                     -----------   ------------   -----------
Sales                                $ 8,635,869   $ 13,185,114   $ 6,519,777
Impairment charges                             -     (8,852,406)   (3,578,256)
Operating loss                        (3,187,117)   (17,118,287)  (12,126,297)
Income tax benefit                    (1,132,000)    (5,453,000)   (4,709,000)
Loss from discontinued operations     (2,433,767)   (11,971,580)   (7,642,472)

FISCAL YEAR 2005 VERSUS FISCAL YEAR 2004 - Continuing Operations
----------------------------------------------------------------
SALES

Sales for fiscal year 2005 increased 2.1% to $834.6 million, compared to $817.3 million in fiscal 2004. Sales are reported net of costs associated with sales incentives provided to customers, totaling $14.7 million and $13.6 million for fiscal 2005 and 2004, respectively. Sales increases (decreases) by business segment are as follows (dollars in millions):

                                                   Sales
                                       ------------------------------------------
                                                Extra    Reported            Incr
                                       2005/1/  week/2/     2005    2004    (Decr)
                                       -------  -------  ---------  ------   -----

Wholesale distribution segment         $ 786.4  $  13.6  $   800.0  $ 784.9  $ 15.1
Retail health food stores segment         34.2      0.4       34.6     32.4     2.2
                                       -------  -------  ---------  -------   -----
                                       $ 820.6  $  14.0  $   834.6  $ 817.3  $ 17.3
                                       =======  =======  =========  =======  ======

/1/ Excludes extra week discussed in /2/ below

/2/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.  As a result of this change, fiscal 2005 comprises 53 weeks of operations as compared to 52 weeks of operations in fiscal
2004.

Sales from the wholesale distribution segment increased by $15.1 million for the fiscal 2005 as compared to fiscal 2004. Cigarette sales increased $10.0 million for fiscal 2005 and sales of tobacco, confectionary and other products contributed an additional $5.1 million during the period. Of the increase in cigarette sales, $10.4 million was a result of the change in our monthly reporting period which added an extra week of sales in fiscal 2005 as compared to fiscal 2004, $9.7 million was attributable to price increases implemented by major cigarette manufacturers in December 2004 and $6.5 million was due to increased excise taxes implemented in certain states during fiscal 2005. These increases were offset by a $16.6 million decrease in cigarette sales due to a 3.7% decrease in carton volume (excluding the extra week). Of the increase in tobacco, confectionary and other products, $3.2 million was due to the extra week and $1.9 million was attributable primarily to new business obtained during fiscal 2005 through expansion of our market area.

Sales from the retail health food segment during fiscal 2005 increased by $2.2 million when compared to fiscal 2004. The extra week of operations during fiscal 2005 resulted from the change in the Company's monthly reporting period contributed approximately $0.4 million. In addition, a net sales increase of $0.9 million resulted from sales generated from the opening of a new store in Oklahoma City in April 2004. General growth in same store sales driven largely from increases in vitamins and health and beauty added an additional $1.9 million in sales. These increases were offset by the closure of a non-contributing store in Florida in October 2004 which decreased sales by $0.8 million, and a $0.5 million reduction in sales due to lower sales of grocery and low carb products during fiscal 2005 compared to fiscal 2004.

Additionally, in 2004 a hurricane forced the temporary closure of several of our stores in Florida. The impact on those temporary store closures in 2004 increased fiscal 2005 sales by $0.3 million on a year-over-year comparison.

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

Gross profit increased 1.9% to $60.5 million for fiscal year 2005 compared to $59.3 million for the prior fiscal year. Gross profit as a percentage of sales in fiscal 2005 stayed consistent at 7.3% compared to fiscal 2004.
Gross profit by business segment is as follows (dollars in millions):

                                                 Gross Profit
                                        ------------------------------------------
                                                 Extra    Reported           Incr
                                        2005/1/  week/2/    2005     2004    (Decr)
                                        -------  -------  ---------  ------  ------
Wholesale distribution segment         $  46.3  $   0.6  $    46.9  $  46.3  $  0.6
Retail health food stores segment         13.4      0.2       13.6     13.0     0.6
                                       -------  -------  ---------  -------  ------
                                       $  59.7  $   0.8  $    60.5  $  59.3  $  1.2
                                       =======  =======  =========  =======  ======

/1/ Excludes extra week discussed in /2/ below

/2/ During the first quarter of fiscal 2005, the Company changed its reporting period from a 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30.  As a result of this change, fiscal 2005 comprises 53 weeks of operations as compared to 52 weeks of operations in fiscal
2004.


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

Total operating expense, which included an extra week of operations in fiscal 2005, increased 12.6%, or $6.4 million, to $57.4 million compared to fiscal 2004. As a percentage of sales, total operating expenses increased to 6.9% from 6.2% as compared to the prior year.

The increase in operating expenses during fiscal 2005 as compared to fiscal 2004 was primarily related to goodwill and identifiable intangible asset impairment charges totaling $4.2 million in our retail segment during fiscal 2005. The retail segment did not incur similar impairment charges in fiscal 2004. The fiscal 2005 impairment charges were based on valuations obtained from an independent valuation specialist working in conjunction with management determined that a portion of the tradenames and goodwill at our retail segment were impaired. The impairment charges resulted from shortfalls in operating cash flow necessary to support the carrying value of the retail segment. The fair values utilized to calculate the impairment charges were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows and consideration of the net recoverable values.

In addition to the impairment charges, our wholesale segment experienced a $1.1 million increase in professional fees in fiscal 2005 exploring strategic alternatives for the Company's retail and beverage segments, Sarbanes-Oxley compliance, and restatement of the Company's 2004 financial statements. In addition, the wholesale segment had a net increase in operating expenses of $1.1 million related primarily to higher fuel costs, workers' compensation claims expense, healthcare insurance, bad debt expense, administrative salaries, as well as, the extra week of operations previous mentioned. The Company did not incur similar expenses during fiscal 2004.

INTEREST EXPENSE

Interest expense for fiscal year 2005 increased 30% to $4.2 million compared to $3.2 million during fiscal 2004. The increase in interest expense year-over-year was primarily due to higher prime lending rates. The prime lending rate is the rate at which the Company primarily borrows under its credit facility. On average, the Company's borrowing rates on its variable rate debt were 1.46% higher and average borrowings were $10.7 million higher in fiscal 2005 as compared to fiscal 2004.

OTHER

During fiscal 2005, other income decreased $0.5 million as compared to fiscal 2004 because of the sale of available-for-sale securities in fiscal 2004.
The Company did not have similar sales in fiscal 2005.

During fiscal 2005 and fiscal 2004, the Company allocated $0.1 million in losses, net of tax, to "Minority interest", related to a 15% minority ownership interest in the Company's TSI subsidiary. During fiscal 2005, the 15% minority ownership interest in TSI was reduced to zero resulting from cumulative TSI loss allocations. Accordingly, the Company made no further loss allocations, or will in the future.

The Company's effective income tax rate was 18.4% in fiscal 2005 compared to 40.1% in fiscal 2004. The decrease in the effective tax rate was primarily attributable to valuation allowances placed on state net operating losses and impairment of non-deductible intangible assets in fiscal 2005 which reduced the income tax benefit and related effective tax rate. In fiscal 2004, impairment of non-deductible intangible assets increased the effective income tax rate.

During fiscal 2005, the Company paid preferred dividends of $0.3 million on its Series A and B, Cumulative, Convertible Preferred Stock, compared to $0.1 million in fiscal 2004.

Liquidity and Capital Resources
--------------------------------

OVERVIEW
--------

Operating Activities. The Company requires cash to pay its operating expenses, purchase inventory and make capital investments. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings and preferred stock issuances, as necessary. During fiscal 2006, the Company used approximately $0.3 million of cash from operating activities, primarily related to operating losses incurred by our beverage businesses, which are included in discontinued operations. Cash used by our discontinued operations was partially offset by reductions in accounts receivable and inventory levels in our continuing operations. Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, in the circumstance where we are "buying-in" to obtain favorable terms on particular product or to maintain our LIFO layers, we may have to retain the inventory for a period longer than the payment terms. This generates cash outflow from operating activities that we expect to reverse in a later period. Additionally, during the warm weather months, which is our busiest time of the year, we generally carry larger inventory back stock to ensure high fill rates to maintain customer satisfaction.

Investing Activities. Approximately $1.0 million in cash was used for capital expenditures for property, plant and equipment during fiscal 2006.

Financing Activities. The Company generated net cash of $1.3 million from financing activities during fiscal 2006. Of the net cash generated, $2.0 million was received from the proceeds of a private placement (Series C


                                  37
Convertible Preferred Stock) and $0.8 million was generated from additional borrowings by our TSI subsidiary before its closure in March 2006. The Company also used cash of $0.8 million for net payments on its credit facility and its continuing operations long-term debt, $0.3 million for discontinued operations long-term debt payments and cash of $0.4 million for preferred stock dividend payments.

Cash on Hand/Working Capital. As of September 30, 2006, the Company had cash on hand of $0.5 million and working capital (current assets less current liabilities) of $28.0 million. This compares to cash on hand of $0.5 million and a working capital of $30.6 million as of September 30, 2005.

CONTRACTUAL OBLIGATIONS
-----------------------
The following table summarizes our outstanding contractual obligations and commitments as of fiscal year end 2006:

                                                 Payments Due By Period
                        ---------------------------------------------------------------------
Contractual                              Fiscal        Fiscal         Fiscal
Obligations               Total           2007       2008-2009      2010-2011      Thereafter
----------------------  ---------------------------------------------------------------------

Credit Facility         $ 48,823        $ 3,896      $ 44,927       $      -       $        -
Long-term debt -
 continuing
  operations/1/            7,594            524         6,204            866                -
Long-term debt -
 discontinued
  operations/2/            3,690          1,410         2,280              -                -
Related party debt         2,750          2,750             -              -                -
Interest on long-term
 debt/3/                  10,132          5,004         5,108             20                -
Operating leases          18,965          3,965         6,342          4,567            4,091
Minimum water royalty/4/   4,247            288           576            576            2,807
                        ---------------------------------------------------------------------
Total                   $ 96,201        $17,837      $ 65,437       $  6,029       $    6,898
                        =====================================================================

Other Commercial                         Fiscal        Fiscal         Fiscal
Commitments               Total           2007       2008-2009      2010-2011      Thereafter
---------------------   ---------------------------------------------------------------------
Lines of credit         $ 55,000        $    -       $ 55,000       $      -       $        -
Lines of credit in use   (48,823)            -        (48,823)             -                -
                        ---------------------------------------------------------------------
Lines of credit
 available                 6,177             -          6,177              -                -
Water source /5/           5,000             -              -              -            5,000
Letters of credit          1,450           450          1,000              -                -
                        ---------------------------------------------------------------------
Total                   $ 12,627        $  450       $  7,177       $      -       $    5,000
                        =====================================================================

     /1/ Includes capital leases of $0.2 million with maturities through 2010.

     /2/ Includes capital leases of $0.3 million with maturities through 2008.

                                  38


     /3/ Represents estimated interest payments on long-term debt, including capital leases. Certain obligations contain variable interest rates. For illustrative purposes, the Company has projected future interest payments assuming that interest rates will remain unchanged.

     /4/ Fiscal 2006 - 2010 represents the annual minimum water royalty and the balance thereafter represents the minimum water royalty in perpetuity. Both amounts are representative of the present value of the obligation reflected in our balance sheet together with the imputed interest portions of required payments.

     /5/ The Company is in settlement discussions with respect to the TSI litigation discussed in Items 3 pursuant to which it is undertaking to divest substantially all of the assets and liabilities of TSI as part of a complete settlement of any and all claims against the Company by CPH. As required by SFAS 144, management believes that the recorded balance of the subject assets and liabilities have been recognized at their respective fair values.

CREDIT AGREEMENT
----------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). As of September 30, 2006, the outstanding balance on the Facility was $47.2 million, including Term Note A. The Facility bears interest at a variable rate equal to the bank's base rate, which was 8.25% at September 30, 2006.

In December 2006, the Company executed a new amendment to the Facility with LaSalle Bank. The significant terms of the new amendment include a $57.1 million credit limit, a April 2009 maturity date and an interest rate at bank's prime rate. The Facility is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable. The amendment also includes quarterly cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") and a quarterly minimum debt service ratio financial covenant of one to one beginning with the fiscal quarter ending September 30, 2007 for the twelve month period then ended.

The cumulative minimum EBITDA requirements are as follows (a) $1,000,000 for the three months ending December 31, 2006, December 31, 2007 and December 31, 2008 (b) $2,000,000 for the six months ending March 31, 2007, March 31, 2008, and March 31, 2009, (c) $4,500,000 for the nine months ending June 30, 2007, June 30, 2008 and $7,000,000 for the twelve months ending September 30, 2007 and September 30, 2008.

The Company has a $5.0 million (face amount) Term Note B from LaSalle Bank, which had an outstanding balance of $1.6 million at September 30, 2006. Term Note B bears interest at the bank's base rate plus 2.00%, which was 10.25% at September 30, 2006 and is required to be repaid in monthly installments of $0.1 million.

The Company's maximum revolving credit limit on the Facility was $54.2 million at September 30, 2006, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. On September 30, 2006, the balance on the revolving portion of the Facility, including Note A, was $47.3 million. Based on our collateral and loan limits, the Company's

                                  39
excess availability under the Facility at September 30, 2006 was approximately $5.5 million. During fiscal 2006 our peak borrowings under the Facility were $54.7 million and our average borrowings and average availability were $48.5 and $1.8 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on the collateralized assets. At September 30, 2006 the Company was in violation of the revolving credit facility's financial covenant requiring minimum monthly EBITDA of $100,000. This covenant violation was subsequently waived in connection with the eighth amendment to the Restated Loan and Security Agreement with LaSalle Bank in December 2006.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Loan B and certain other deductions, which resulted in the guaranteed principal outstanding being reduced to $6.6 million as of September 30, 2006. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee.

Real Estate Loan
----------------
The Company has a note due to a bank with an original face amount of $6.9 million, bearing interest at a fixed rate of 8.0%, that was used to purchase the distribution facility in Quincy, Illinois in fiscal 2001 (referred to herein as the "Real Estate Loan") and to retire term debt. The Real Estate Loan is amortized on a 20 year basis with a balloon payment due in July 2007 (as amended). The Real Estate Loan is collateralized by two of the Company's owned distribution facilities (Quincy and Bismarck). As of September 2006, the outstanding balance on the Real Estate Loan was approximately $6.0 million. In connection with the early renewal of the credit facility discussed above, this note was also extended to April 2009.

TSI Financing
-------------
In March 2006, the Company's subsidiary, TSI, which is classified as a component of discontinued operations at September 30, 2006, borrowed $750,000 from Draupnir, LLC to help sustain its current operating needs. Draupnir, LLC is a private equity firm, whose Members include Allen Petersen and Jeremy Hobbs, both of whom are directors of the Company. The note bears a floating rate of 300 basis points above the yield on ten year treasury notes and was due December 12, 2005. The note was in default at September 30, 2006.

Preferred Stock
---------------
In March 2006, the Company completed a $2.0 million private placement of Series C Convertible Preferred Stock representing 80,000 shares at $25 per share under Section 4(2) of the Securities Act of 1933. The proceeds of the issuance were used to reduce the Company's outstanding balance on its revolving credit facility with LaSalle Bank. The Series C Convertible Preferred Stock is convertible into shares of the Company's common stock based upon a predetermined conversion formula and is subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and certain other events with respect to our common stock. As discussed more fully in Note 3 to the Consolidated Financial Statements, the Series C Convertible Preferred Stock was purchased by a related party of the Company.

                                 40
Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley (the "M & I Loans"), which is also a participant lender on the Company's revolving line of credit. The M & I Loans contain cross default provisions which cause all loans with M & I to be considered in default if any one of the loans where M & I is a lender, including the revolving credit facility, is in default.

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

OTHER
-----
The Company has several capital leases for office, warehouse and water bottling equipment. As of September 30, 2006, the outstanding balances on the capital leases totaled approximately $0.5 million.

AMCON has issued a letter of credit for approximately $1.0 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.

Other Matters
-------------
Certain Accounting Considerations

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes

                                    41
the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company's fiscal year beginning October 1, 2008, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth below and have not changed during fiscal 2006.

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

SENSITIVITY ANALYSIS. We believe that our current level of allowance for doubtful accounts is adequate at the balance sheet date and that our credit exposure is very low compared with the high volume of sales and the nature of our industry in which collections are generally made quickly. However, for every 1% percent of receivables deemed to require an additional reserve at September 30, 2006, the impact on the statement of operations would be to increase selling, general and administrative expenses by approximately $288,000.

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


                                    42

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

A summary of the impairment charges by entity for fiscal year 2005 are as follows (in millions):

                          Continuing        Discontinued       Total
                          Operations         Operations
                          ----------       ----------------    -----

                             Retail         TSI       HNWC     Total
Long-lived assets             $   -        $ 0.4     $ 2.5     $ 2.9
Goodwill                        0.3          0.4       0.4       1.1
Water source                      -          3.7         -       3.7
Customer list                     -          0.3       0.1       0.4
Tradename                       3.9          0.9       0.2       5.0
                              -----        -----     -----     -----
                              $ 4.2        $ 5.7     $ 3.2     $13.1
                              =====        =====     =====     =====


                                    43
The impairment charges for our Retail segment are recorded in the Company's statement of operations as a component of (loss) income from continuing operations. The impairment charges for TSI and HNWC have been included in the loss from discontinued operations in the statement of operations.

Fiscal 2004 impairment
----------------------
Due to operating profit and cash flows shortfalls during fiscal 2004, our HNWC subsidiary recorded an impairment charge of $3.6 million related to the the HNWC tradename. The fair values of tradenames was estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows. The 2004 HNWC impairment charges are included in the Company's statement of operations as a component of loss from discontinued operations.

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

SENSITIVITY ANALYSIS. We believe that the estimated useful lives of our fixed assets and amortizable intangibles are appropriate. If we shortened the estimated useful lives of our fixed assets by one year, the impact on the statement of operations for the current period would be to increase depreciation expense by approximately $565,000.

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

                                    44
ASSUMPTIONS AND APPROACH USED. In order to estimate our reserve for incurred but unreported claims we consider the following key factors:

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

SENSITIVITY ANALYSIS. We believe that our current reserve for incurred but unreported insurance claims is adequate at the balance sheet date.
However, for every 5% percent increase in claims, an additional reserve of approximately $57,000 would be required at September 30, 2006, the impact of which would increase selling, general and administrative expenses by that amount in the same period.

INCOME TAXES

The Company accounts for its income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. As required by SFAS No. 109, "Accounting for Income Taxes", these expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. During fiscal 2006, we recorded a valuation allowance of $0.5 million against state net operating loss carryforwards for the beverage and retail health companies in the consolidated group who have historically incurred losses and file separate state tax returns.

ASSUMPTIONS AND APPROACH USED. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management's judgments regarding future events.



In making that estimate we consider the following key factors:

  - our current financial position;
  - historical financial information;
  - future reversals of existing taxable temporary differences;
  - future taxable income exclusive of reversing temporary differences and carryforwards;
  - taxable income in prior carryback years; and
  - tax planning strategies.

SENSITIVITY ANALYSIS. Based on our analysis, we have determined that a valuation allowance of $0.5 million was required at September 30, 2006. The valuation allowance reduced the deferred tax asset to the amount that is more likely than not to be realized and a corresponding reduction to net income resulted.

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

FORWARD LOOKING STATEMENTS
---------------------------
This Annual Report, including the Letter to Shareholders, Management's Discussion and Analysis, and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect

                                    46
management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, including Item 1A-Risk Factors of this Annual Report on Form 10-K, could adversely affect our results of operations, business, cash flow and financial condition and could cause our results of operations to differ materially from those expressed in our forward looking statements:

    - treatment of TSI transaction and litigation,
    - changing market conditions with regard to cigarettes,
    - changes in promotional and incentive programs offered by cigarette manufacturers,
    - the demand for the Company's products,
    - new business ventures,
    - domestic regulatory risks,
    - competition,
    - collection of guaranteed amounts,
    - poor weather conditions,
    - increases in fuel prices,
    - other risks over which the Company has little or no control, and
    - any other factors not identified herein could also have such an effect.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable rate debt.
At September 30, 2006, the Company had $48.8 million of variable rate debt outstanding with maturities through April 2009. The interest rate on this debt was 8.25% at September 30, 2006. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.3 million for each 1% change in our lender's prime interest rate.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to 2006 Consolidated Financial Statements


        Report of Independent Registered Public
           Accounting Firms......................................... 49

        Consolidated Financial Statements .......................... 51

        Notes to Consolidated Financial Statements.................. 56








                                    48





































REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the consolidated balance sheet of AMCON Distributing Company and subsidiaries as of September 30, 2006, and the related consolidated statements of operations, shareholders' equity (deficiency) and comprehensive income (loss) and cash flows for the year then ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCON Distributing Company and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the year ended September 30, 2006 in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 14 to the consolidated financial statements, the Company is a defendant in litigation relating to the Company's June 2004 purchase of Trinity Springs, Inc. (TSI) and the operation of the business. The plaintiff seeks to compel the Company to perform under the June 2004 purchase agreement and other agreements related to the purchase and to recover damages alleged due to the Company's failure to perform under these agreements. A prior complaint related to the same purchase involving the same parties was addressed by action of the court in October of 2006.

McGLADREY & PULLEN
Omaha, Nebraska
December 28, 2006


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AMCON Distributing Company:

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and subsidiaries (the "Company") as of September 30, 2005, and the related consolidated statements of operations, shareholders' equity (deficiency) and comprehensive income (loss) and cash flows for each of the fiscal years ended September 30, 2005 and September 24, 2004. Our audits also included the financial statement schedule for each of the fiscal years ended September 30, 2005 and September 24, 2004 listed in the Index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AMCON Distributing Company and subsidiaries as of September 30, 2005, and the results of their operations and their cash flows for each of the fiscal years ended September 30, 2005 and September 24, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the fiscal years ended September 30, 2005 and September 24, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company is a defendant in litigation relating to the Company's June 2004 purchase of Trinity Springs, Inc. ("TSI"). The Company is being challenged in the District Courts by the former shareholders of TSI regarding the validity of the Company's purchase of TSI. The plaintiffs seek rescissory damages and other remedies against the Company.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 21, 2006 (December 28, 2006 as to Notes 2 and 17)



CONSOLIDATED BALANCE SHEETS
AMCON Distributing Company and Subsidiaries
--------------------------------------------------------------------------------------------------
September 30,                                                             2006             2005
--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                             $     481,138    $     546,273
   Accounts receivable, less allowance
    for doubtful accounts of $0.9 million
    and $0.4 million in 2006 and 2005, respectively                    27,815,751       27,180,031
   Inventories, net                                                    24,443,063       23,341,289
   Deferred income taxes                                                1,972,988        1,642,212
   Current assets of discontinued operations                            1,172,805        2,823,809
   Prepaid and other current assets                                     5,369,154        5,264,629
                                                                    ------------------------------
      Total current assets                                             61,254,899       60,798,243

Property and equipment, net                                            12,528,539       13,514,942
Goodwill                                                                5,848,808        5,848,808
Other intangible assets                                                 3,439,803        3,464,534
Deferred income taxes                                                   6,772,927        6,300,503
Non-current assets of discontinued operations                           3,774,106        4,145,194
Other assets                                                            1,247,464        1,236,573
                                                                    ------------------------------
                                                                    $  94,866,546    $  95,308,797
                                                                    ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                                 $  14,633,124    $  15,438,359
   Accrued expenses                                                     4,687,789        4,456,421
   Accrued wages, salaries and bonuses                                  1,879,699        1,469,204
   Income taxes payable                                                   168,936          118,798
   Current liabilities of discontinued operations                       7,461,549        6,655,272
   Current maturities of credit facility                                3,896,000        1,432,000
   Current maturities of long-term debt                                   524,130          655,667
                                                                    ------------------------------
      Total current liabilities                                        33,251,227       30,225,721

Credit facility, less current maturities                               44,927,429       47,730,388
Long-term debt, less current maturities                                 7,069,357        7,371,520
Noncurrent liabilities of discontinued operations                       5,087,230        5,913,596

Series A cumulative, convertible preferred stock, $.01 par value
  100,000 authorized and issued, liquidation preference
  $25.00 per share                                                      2,438,355        2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
  80,000 authorized and issued, liquidation preference
  $25.00 per share                                                      1,857,645        1,857,645

Series C cumulative, convertible preferred stock, $.01 par value
  80,000 authorized and issued, liquidation preference
  $25.00 per share                                                      1,982,372                -

Commitments and contingencies (Note 14)

Shareholders' equity (deficiency):
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none outstanding                                                 -                -
  Common stock, $.01 par value, 3,000,000 shares
   authorized, 527,062 outstanding                                          5,271            5,271
  Additional paid-in capital                                            6,278,476        6,218,476
  Accumulated other comprehensive income, net of tax
   of $0.05 million in 2005                                                     -          101,294
  Accumulated deficit                                                  (8,030,816)      (6,553,469)
                                                                    ------------------------------
       Total shareholders' deficiency                                  (1,747,069)        (228,428)
                                                                    ------------------------------
                                                                    $  94,866,546    $  95,308,797
                                                                    ==============================

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

AMCON Distributing Company and Subsidiaries
---------------------------------------------------------------------------------------------
Fiscal Years Ended September                           2006           2005           2004
---------------------------------------------------------------------------------------------

Sales (including excise taxes of $200.6 million,
 $197.7 million and $191.6 million in 2006, 2005
 and 2004, respectively)                          $ 839,539,780  $ 834,551,448  $ 817,285,523

Cost of sales                                       779,406,125    774,060,331    757,937,989
                                                  -------------------------------------------
Gross profit                                         60,133,655     60,491,117     59,347,534
                                                  -------------------------------------------

Selling, general and administrative expenses         51,721,525     51,032,197     48,908,769
Depreciation and amortization                         1,936,897      2,155,983      2,065,876
Impairment charges                                            -      4,234,856              -
                                                  -------------------------------------------
                                                     53,658,422     57,423,036     50,974,645
                                                  -------------------------------------------
Operating income                                      6,475,233      3,068,081      8,372,889

Other expense (income):
   Interest expense                                   4,858,012      4,211,685      3,243,238
   Other (income), net                                 (137,241)       (80,105)      (569,274)
                                                  -------------------------------------------
                                                      4,720,771      4,131,580      2,673,964
                                                  -------------------------------------------
Income (loss) from continuing operations
  before income taxes                                 1,754,462     (1,063,499)     5,698,925

Income tax expense (benefit)                            432,000       (196,000)     2,286,000

Minority interest in loss, net of tax                         -        (97,100)       (91,000)
                                                  -------------------------------------------
Income (loss) from continuing operations              1,322,462       (770,399)     3,503,925

Loss from discontinued operations, net of
 income tax benefit of $1.1 million,
 $5.5 million and $4.7 million, respectively         (2,433,767)   (11,971,580)    (7,642,472)
                                                  -------------------------------------------
Net loss                                             (1,111,305)   (12,741,979)    (4,138,547)

Preferred stock dividend requirements                  (366,042)      (294,640)       (49,474)
                                                  -------------------------------------------
Net loss available to common shareholders         $  (1,477,347) $ (13,036,619) $  (4,188,021)
                                                  ===========================================
   Basic earnings (loss) per share
     available to common shareholders:
      Continuing operations                       $        1.81  $       (2.02) $       6.54
      Discontinued operations                             (4.61)        (22.71)       (14.48)
                                                  -------------------------------------------
   Net loss earnings per share
     available to common shareholders             $       (2.80) $      (24.73) $      (7.94)
                                                  ===========================================

   Diluted earnings (loss) per share
     available to common shareholders:
      Continuing operations                       $        1.63  $       (2.02) $       6.23
      Discontinued operations                             (3.87)        (22.71)       (13.59)
                                                  -------------------------------------------
   Net diluted loss per share
     available to common shareholders             $       (2.24) $      (24.73) $      (7.36)
                                                  ===========================================

Weighted average shares outstanding:
   Basic                                                527,062        527,062       527,774
   Diluted                                              627,810        527,062       562,559

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
 AND COMPREHENSIVE INCOME (LOSS)

AMCON Distributing Company and Subsidiaries
----------------------------------------------------------------------------------------------------------

                                                                 Accumulated
                                    Common Stock    Additional       Other          Retained
                                 -----------------    Paid in    Comprehensive     Earnings
                                  Shares   Amount     Capital       Income         (Deficit)       Total
----------------------------------------------------------------------------------------------------------


BALANCE, SEPTEMBER 26, 2003        528,159  $ 31,690  $ 5,997,977   $ 220,732    $11,050,998  $17,301,397

Exercise of options                     33         2          520           -              -          522
Options issued in connection
  with TSI acquisition                   -         -      219,886           -              -      219,886
Reverse stock split                 (1,130)  (26,421)          93           -              -      (26,328)
Dividends on common stock                -         -            -           -       (379,827)    (379,827)
Dividends on preferred stock             -         -            -           -        (49,474)     (49,474)
Net loss                                 -         -            -           -     (4,138,547)  (4,138,547)
Change in fair value of
  interest rate swap, net of
  tax of $0.1 million                    -         -            -     123,257              -      123,257
Unrealized loss on investments
  available-for-sale, net of
  tax of $0.2 million                    -         -            -    (284,089)             -     (284,089)
                                                                                               -----------
Total comprehensive loss                                                                       (4,299,379)
                                --------------------------------------------------------------------------

Balance, September 24, 2004        527,062     5,271    6,218,476      59,900      6,483,150   12,766,797

Dividends on preferred stock             -         -            -           -       (294,640)    (294,640)
Net loss                                 -         -            -           -    (12,741,979) (12,741,979)
Change in fair value of
  interest rate swap, net of
  tax of $0.03 million                   -         -            -      41,394              -       41,394
                                                                                               -----------
Total comprehensive loss                                                                      (12,700,585)
                                --------------------------------------------------------------------------
Balance, September 30, 2005        527,062     5,271    6,218,476     101,294     (6,553,469)    (228,428)

Dividends on preferred stock             -         -            -           -       (366,042)    (366,042)
Stock option plan compensation                             60,000                                  60,000
Net loss                                 -         -            -           -     (1,111,305)  (1,111,305)
Change in fair value of
  interest rate swap, net of
  tax of $0.05 million                   -         -            -    (101,294)             -     (101,294)
                                                                                               -----------
Total comprehensive loss                                                                       (1,212,599)
                                --------------------------------------------------------------------------
Balance, September 30, 2006        527,062  $  5,271  $ 6,278,476   $       -    $(8,030,816) $(1,747,069)
                                ==========================================================================

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
AMCON Distributing Company and Subsidiaries
----------------------------------------------------------------------------------------------------------
Fiscal Years                                                      2006           2005            2004
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           $(1,111,305)   $(12,741,979)    $(4,138,547)
  Deduct: Loss from discontinued operations, net of tax         2,433,767      11,971,580       7,642,472
                                                              -----------     -----------     -----------
(Loss) income from continuing operations                        1,322,462        (770,399)      3,503,925
Adjustments to reconcile (loss) income from
  continuing operations to net cash flows
   from operating activities:
    Depreciation                                                1,897,166       2,039,553       1,887,244
    Amortization                                                   39,731         116,430         178,632
    Impairment charges                                                  -       4,234,856               -
    (Gain) loss on sale of property and equipment                  30,082         (13,116)         (7,774)
    Stock based compensation                                       60,000               -               -
    Deferred income taxes                                        (803,200)     (5,987,341)     (1,754,264)
    Provision for losses on doubtful accounts                     179,196        (189,604)       (338,928)
    Provision for losses on inventory obsolescence                 77,940         (33,520)        206,925
    Gain on sale of securities                                          -               -        (507,418)
    Minority interest                                                   -         (97,100)        (91,000)

  Changes in assets and liabilities,
   net of effect of acquisitions:
    Accounts receivable                                          (814,916)      1,383,923        (530,149)
    Inventories                                                (1,179,714)     10,056,784      (3,241,622)
    Other current assets                                         (205,819)     (4,848,246)        223,901
    Other assets                                                  (10,891)       (160,509)        282,100
    Accounts payable                                             (805,235)       (670,130)      1,804,427
    Accrued expenses and accrued wages, salaries and bonuses      641,863       1,280,966         211,343
    Income taxes payable and receivable                            50,138       1,281,423      (1,703,039)
                                                              -----------     -----------     -----------
Net cash flows from operating activities
      - continuing operations                                     478,803       7,623,970         124,303
Net cash flows from operating activities
      - discontinued operations                                  (822,124)        903,906      (3,786,719)
                                                              -----------     -----------     -----------
Net cash flows from operating activities                         (343,321)      8,527,876      (3,662,416)
                                                              -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (980,510)     (2,464,694)       (910,318)
  Proceeds from sales of property and equipment                    39,665         116,597          84,652
  Acquisitions, net of cash acquired                                    -               -         407,986
  Purchase of trademark                                           (15,000)              -               -
  Proceeds from sales of available-for-sale securities                  -               -         561,910
                                                              -----------     -----------     -----------
Net cash flows from investing activities
     - continuing operations                                     (955,845)     (2,348,097)        144,230
Net cash flows from investing activities
     - discontinued operations                                    (16,818)       (585,451)     (4,035,108)
                                                              -----------     -----------     -----------
Net cash flows from investing activities                         (972,663)     (2,933,548)     (3,890,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on bank credit agreements            (338,959)      4,352,573       6,828,533
  Net proceeds from preferred stock issuance                    1,982,372       1,857,645       2,438,355
  Proceeds from borrowings of long-term debt                      237,266       1,399,638               -
  Payments on long-term and subordinated debt                    (670,966)     (8,413,374)     (1,270,528)
  Debt issuance costs                                                   -        (446,641)              -
  Dividends paid on common stock                                        -               -        (379,827)
  Dividends paid on preferred stock                              (366,042)       (294,640)        (49,474)
  Purchase of common stock, retired                                     -               -         (26,328)
  Proceeds from exercise of stock options                               -               -             522
                                                              -----------     -----------     -----------
Net cash flows from financing activities
     - continuing operations                                      843,671      (1,544,799)      7,541,253



                                                 54







----------------------------------------------------------------------------------------------------------
Fiscal Years                                                       2006           2005            2004
----------------------------------------------------------------------------------------------------------

Net cash flows from financing activities
     - discontinued operations                                    407,178      (3,919,329)       (239,959)
                                                              -----------     -----------     -----------
Net cash flow from financing activities                         1,250,849      (5,464,128)      7,301,294
                                                              -----------     -----------     -----------
Net change in cash                                                (65,135)        130,200        (252,000)

Cash, beginning of year                                           546,273         416,073         668,073
                                                              -----------     -----------     -----------
Cash, end of year                                              $  481,138     $   546,273     $   416,073
                                                              ===========     ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                       $4,858,960     $ 4,376,251     $ 3,632,384
  Cash (refunded) paid during the year for
    income taxes                                                     (647)       (911,278)      1,253,768

Supplemental disclosure of non-cash information:
   Issuance of note payable in exchange for
     accounts payable - discontinued operations                $  362,716     $         -     $         -
   Acquisition of equipment through capital leases                      -          91,343         125,840
  Business combinations:
    Fair value of assets acquired                                       -               -      10,307,042
    Subordinated debt assumed and notes payable issued                  -               -       4,028,440
    Present value of future water royalty payments                      -               -       2,807,000
    Other liabilities assumed                                           -               -         289,336
    Issuance of common stock, stock options and
      minority interest                                                 -               -         407,986



The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:
AMCON Distributing Company and Subsidiaries ("AMCON" and "the Company") is primarily engaged in the wholesale distribution of consumer products in the Great Plains and Rocky Mountain regions. In addition, the Company operates thirteen retail health food stores in Florida and the Midwest.

AMCON's wholesale distribution business ("ADC") includes five distribution centers that sell approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.

AMCON also operates six retail health food stores in Florida under the name Chamberlin's Market & Cafe (Chamberlin's) and seven in the Midwest under the name Akin's Natural Foods Market (Akin's). These stores carry natural supplements, groceries, health and beauty care products and other food items.

The Company's operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing, state excise tax increases or competing retail stores opening in close proximity to the Company's retail stores. While the Company sells a diversified product line, it remains dependent upon cigarette sales which represented approximately 72% of its revenue and 27% of its gross profit in fiscal 2006 compared to 73% of its revenue and 32% of its gross profit in fiscal 2005 and 73% of its revenue and 33% of its gross profit in fiscal 2004.

(b) Accounting Period:
During the first quarter of fiscal 2005, the Company changed its reporting period from 52-53 week year ending on the last Friday in September to a calendar month reporting period ending on September 30. As a result of this change, fiscal 2005 consisted of 53 weeks of operations compared to 52 weeks of operations in fiscal 2006 and 2004. Actual year ends for fiscal 2006, 2005 and 2004 were September 30, 2006, September 30, 2005 and September 24, 2004, respectively. Years cited herein refer to AMCON's fiscal years.

(c) Principles of Consolidation:
The consolidated financial statements include the accounts of AMCON and its wholly-owned subsidiaries. As a result of the Company's 85% ownership in Trinity Springs, Inc ("TSI"), the Company has included the operating results of TSI in the accompanying consolidated financial statements since the date of acquisition (June 17, 2004) and has presented the 15% non-owned interest in this subsidiary as a minority interest. As described further in Note 14, the Company is currently involved in litigation regarding its ownership of the assets acquired by TSI. Given the uncertainty surrounding the potential recession alternatives and the related accounting ramifications, the Company engaged independent legal counsel to review the case documents and to provide management an opinion regarding the ownership of the TSI assets as of the

                                    56
date of the financial statements. Independent legal counsel concluded that the court has not taken any action to divest TSI of its ownership of the acquired assets and accordingly, to the extent that TSI owned the assets immediately prior to the issuance of the court order discussed in Note 14, and has not otherwise transferred the assets, TSI continues to own the assets. As a result, the Company continues to account for TSI as a consolidated subsidiary. Additionally, as discussed in Note 2, TSI has been classified as a component of discontinued operations at September 30, 2006.

During the first quarter of fiscal 2005, the Company suspended the allocation of TSI's losses to minority shareholders once their basis was reduced to zero because the minority shareholders have not guaranteed TSI debt or committed additional capital to TSI.

All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:
AMCON uses a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. The overdrafts included in accounts payable of $3.2 million and $3.8 million at fiscal year end 2006 and 2005, respectively, reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company's policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 9). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:
Accounts receivable consist primarily of amounts due to the Company from its normal business activities. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio.

(f) Inventories:
Inventories consisted of the following at September 30, 2006 and 2005 (in millions):

                       September   September
                           2006        2005
                         ---------   ---------
     Finished Goods      $  29.4     $  28.0
     LIFO Reserve           (5.0)       (4.7)
                         ---------   ---------
                         $  24.4     $  23.3
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




The LIFO reserve at September 2006 and 2005 represents the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis. The liquidation of certain LIFO layers decreased cost of goods sold by $0.5 million and $0.1 million during fiscal 2005 and 2004, respectively. There were no LIFO layers liquidated during fiscal 2006. An allowance for obsolete inventory of $0.4 million and $0.3 million at September 2006 and 2005, respectively, is maintained to reflect the expected unsaleable or non-refundable inventory based on evaluation of slow moving products and discontinued products.

(g) Prepaid Expenses and Other Current Assets:
A summary of prepaid expenses and other current assets is as follows (in millions):
                             September   September
                               2006        2005
                             ---------   ---------
     Prepaid expenses        $   1.2     $   0.7
     Prepaid inventory           4.2         4.5
     Interest rate swap            -         0.1
                             ---------   ---------
                             $   5.4     $   5.3
                             =========   =========

Prepaid inventory represents inventory in transit that has been paid for but has not yet been received.

(h) Fixed Assets:
Fixed assets are stated at cost less accumulated depreciation or amortization. Major renewals and improvements are capitalized and charged to expense over their useful lives through depreciation or amortization charges. Repairs and maintenance are charged to expense in the period incurred. The straight-line method of depreciation is used to depreciate assets over the estimated useful lives as follows:

                                      Years
                                     -------
     Buildings                        40
     Warehouse equipment              5 -  7
     Furniture, fixtures and
       leasehold improvements         5 - 18
     Vehicles                         5

Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and the resulting gains or losses are reported as a component of operating income.

(i) Long-Lived Assets:
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Long-lived assets are reviewed annually for impairment and are reported at the lower of the carrying amount or fair value less the cost to sell. During fiscal 2005 the Company recorded a $2.5 million and $0.4 million impairment on long-lived assets at our Hawaiian Natural Water Company ("HNWC") and TSI subsidiaries, respectively, which as of September 30, 2006, are reported as a component of discontinued operations as discussed in Note 2. The impairments were due to the shortfall of expected future cash flows to support the assets as well as a need for additional capital to sustain the same level of operations. The Company did not incur similar impairment charges during fiscal 2006.

(j) Goodwill, Intangible and Other Assets:
Goodwill consists of the excess purchase price paid in business acquisitions over the fair value of assets acquired. At September 30, 2006, intangible assets consist primarily of tradenames and favorable leases assumed in acquisitions. These assets are initially recorded at an amount equal to the purchase price paid or allocated to them. Other assets consist primarily of the cash surrender value of life insurance policies and debt issuance costs.

The Company employs the nonamortization approach to account for purchased goodwill and intangible assets having indefinite useful lives. Under a nonamortization approach, goodwill and intangible assets having indefinite useful lives are not amortized into results of operations, but instead are reviewed at least annually for impairment. Subsequent to the third fiscal quarter of each year, the Company engages an external consulting firm to assist in performing this valuation. If the recorded value of goodwill and intangible assets having indefinite useful lives is determined to exceed their fair value, the asset is written down to fair value and a charge taken against results of operations in the period. AMCON considers its tradenames to have indefinite lives.

As discussed in Note 7, during fiscal 2005 the Company determined, based on a valuation report provided by the independent valuation specialist, that certain goodwill and intangible assets at TSI and HNWC, both components of the beverage segment reporting unit, were impaired. Additionally, the Company determined that a portion of the tradenames and goodwill carried by the Company's retail segment were impaired. The total amount of the impairment of goodwill and identifiable intangible assets before tax was $10.2 million. In fiscal 2004, the Company also determined that the tradenames at HNWC, part of the Company's beverage segment, were impaired and accordingly recorded an impairment charge of $3.6 million. At September 30, 2006, both HNWC and TSI were classified as components of discontinued operations. The Company did not incur an impairment charge during fiscal 2006 upon the completion of its annual review.

The Company's only intangible assets that are considered to have definite useful lives are favorable leases which continue to be charged to expense through amortization on the straight-line method over their estimated useful lives of three to seven years.

The benefit related to increases in the cash surrender value of split dollar life insurance policies are recorded as a reduction to insurance expense. The cash surrender value of life insurance policies is limited to the lesser of the cash value or premiums paid in accordance with regulatory guidance.

(k) Water Royalty in Perpetuity:
Water royalty in perpetuity consists of a balance representing the present value of the future minimum water royalty payments and related brokers fees to be paid in perpetuity incurred in connection with the TSI acquisition that occurred in June 2004. TSI and the water royalty associated with its purchase, are classified as a component of discontinued operations at September 30, 2006 as discussed in Note 2.


(l) Debt Issuance Costs:
The costs related to the issuance of debt are capitalized in other assets and amortized on an effective interest method to interest expense over the terms of the related debt agreements.

(m) Revenue Recognition:
AMCON recognizes revenue in its wholesale distribution division when products are delivered to customers (which generally is the same day products are shipped) and in its retail health food business when products are sold to consumers. Sales are shown net of returns and discounts.

(n) Insurance:
The Company's workers' compensation, general liability and employee-related health care benefits are provided through high-deductible or self-insurance programs. As a result, the Company accrues for its workers' compensation and general liability based upon the claim reserves established with the assistance of a third-party administrator which are trended and developed. The Company has issued a letter of credit in the amount of $1.0 million to its workers' compensation insurance carrier as part of its loss control program. The reserve for incurred but not reported employee health care benefits is based on one month of average claims using the Company's historical claims experience rate plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

(o) Income Taxes:
Deferred income taxes are determined based on temporary differences between the financial reporting and tax bases of the Company's assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse.

(p) Comprehensive Income (Loss):
Comprehensive income (loss) for the Company includes net income or loss and changes in the valuation of interest rate swap contracts treated as hedging instruments that are charged or credited to shareholders' equity.
This interest rate swap expired in fiscal 2006.

(q) Stock-Based Compensation:
Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan under which the Compensation Committee of the Board of Directors could grant incentive stock options and non-qualified stock options. On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (SFAS 123R), Share Based Payment. The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under the transition method, compensation cost associated with employee stock options has been recognized in the statement of operations for fiscal 2006. This expense represents the amortization of unvested stock option awards granted prior to September 30, 2005 and has been reflected in the consolidated statement of operations under "selling, general and administrative expenses." Prior to the adoption of SFAS 123R, the Company accounted for these plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion 25, no compensation cost associated with stock options was reflected in net income
(loss) available to common shareholders, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.


                                    60
The following table illustrates the effect on the net loss available to common shareholders had the Company applied the fair value recognition provisions of FASB Statement No. 123R, Accounting for Stock-Based
Compensation, to stock-based employee compensation for fiscal 2005 and fiscal 2004.

                                                         2005            2004
                                                    -----------------------------
Loss available to common shareholders
------------------------------------------------
  Net loss available to common
   shareholders, as reported                        $(13,036,619)     $(4,188,021)

  Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                          (53,108)         (60,273)
                                                    -----------------------------
  Pro forma loss                                    $(13,089,727)     $(4,248,294)
                                                    =============================

Loss per share available to common shareholders
------------------------------------------------
  As reported: Basic                                $     (24.73)     $     (7.94)
               Diluted                              $     (24.73)     $     (7.36)

  Pro forma:   Basic                                $     (24.84)     $     (8.05)
               Diluted                              $     (24.84)     $     (7.46)

The fair value of the weighted average of each year's option grants was estimated as of the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: dividend yield of 3.0% for 2003 grants; expected volatility of 50.68% for 2003 grants; risk free interest rate based on U.S. Treasury strip yield at the date of grant of 3.68% - 4.12% for 2003 grants; and expected lives of 5 to 10 years.
The Company did not grant any stock options in fiscal 2006, 2005 or 2004.

(r) Per-share results:
Basic earnings or loss per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings or loss per share data are based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including stock options and conversion features of the Company's preferred stock issuances.

(s) Use of Estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



(t) Recently Issued Accounting Standards:
On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

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

2.  ACQUISITIONS AND DISPOSITIONS OF BUSINESSES:

ACQUISITIONS

Trinity Springs, Inc.
---------------------
On June 17, 2004, a newly formed subsidiary of AMCON, TSL Acquisition Corp., acquired the tradename, water source, customer list and substantially all of the operating assets of Trinity Springs, Ltd. (the "Seller," which subsequently changed its name to Crystal Paradise Holdings, Inc.), a bottler of geothermal bottled water and a natural mineral supplement. TSL Acquisition Corp. subsequently changed its name to TSI. As discussed more fully below, TSI's operations were closed in March 2006. Further, there is on-going litigation regarding the ownership of TSI's assets as discussed in
Note 14.

The total TSI purchase price of $8.8 million was paid through a combination of $2.3 million in cash, $3.3 million in notes issued by TSI and guaranteed by AMCON; the assumption of approximately $0.2 million of liabilities and the issuance of TSI common stock representing 15% ownership of TSI which had an estimated fair value of $0.4 million and is convertible into 16,666 shares of AMCON common stock at the option of the Seller. Included in the $2.3 million paid in cash were transaction costs totaling approximately $0.8 million that were incurred to complete the acquisition and consisted primarily of fees and expenses for attorneys and investment bankers. In addition, TSI was obligated to pay an annual water royalty to the Seller, in perpetuity, in an amount equal to the greater of $0.03 per liter of water extracted from the source or 4% of water revenues (as defined by the purchase agreement) which is guaranteed by AMCON up to a maximum of $5.0 million, subject to a floor of $206,400 for the first year and $288,000 annually thereafter. The
Company has recorded a $2.8 million liability for the present value of future minimum water royalty payments and related brokers fees to be paid in perpetuity. The discount rate utilized by the Company to determine the present value of the future minimum water royalty was based on a weighted

                                    62
average cost of capital which incorporated the Company's equity discount rate, dividend rate on the Series A Convertible Preferred Stock and the Company's average borrowing rate for all outstanding debt.

The promissory notes referred to above and the water royalty are secured by a first priority security and mortgage on the acquired assets, other than inventory and accounts receivable. The Seller retains the right to receive any water royalty payment for the first five years in shares of AMCON common stock up to a maximum of 41,666 shares. The water royalty can be cancelled after ten years have elapsed following the closing of the sale of assets of TSI, or if the business of TSI is sold to an unaffiliated third party, in which case the Seller would be entitled to receive the appraised fair market value of the water royalty but not less than $5.0 million. The Company's Chairman has, in turn, guaranteed AMCON in connection with AMCON's obligation for these payments as well as for the payments of the promissory notes
referred to above.   The Company is in settlement discussions with respect to
the TSI litigation discussed in Note 14 to the Consolidated Financial Statements, pursuant to which it is undertaking to divest substantially all of the assets and liabilities of TSI as part of a complete settlement of any and all claims against the Company by CPH. As required by SFAS 144, management believes that the recorded balances of the subject assets and liabilities have been recognized at their respective fair values.

The acquisition was recorded on the Company's books using the purchase method of accounting. The purchase price was initially allocated to the assets acquired and liabilities during fiscal 2004 based on estimated fair values. This allocation, however, was subsequently revised during fiscal 2005 based upon a valuation report received from independent valuation specialist. Additionally, during the Company's fiscal 2005 intangible asset valuation testing as discussed in Note 7, management determined that certain TSI intangible assets were impaired.

DISPOSITIONS AND DISCONTINUED OPERATIONS

Discontinued operations includes the disposal groups of TSI and HNWC at September 30, 2006 and TBG for all periods prior to March 31, 2006. TBG ceased on-going operations effective March 31, 2005 at which time it was classified as discontinued operations. The wind down of TBG was completed as of March 31, 2006 and no additional expenses have been recorded as a component of discontinued operations since that time. The accompanying consolidated financial statements for all periods presented have been prepared reflecting this classification.

Prior to the classification of these businesses as discontinued operations, the Company allocated interest expense to its wholly-owned subsidiaries using an invested capital calculation. As part of the application of discontinued operations to the disposal groups, the Company classified the interest expense previously allocated to the disposal groups as part of continuing operations in accordance with Emerging Issues Task Force ("EITF") 87-24 "Allocation of Interest to Discontinued Operations."

Hawaiian Natural Water Company, Inc.
-------------------------------------
Effective September 30, 2006, HNWC was classified as a component of discontinued operations. In conjunction with management's on-going strategic initiative to refocus on its core wholesale and retail operations, the Company has been actively pursuing the sale of HNWC's assets. As discussed

                                    63
in Note 18, on November 20, 2006, substantially all of HNWC's operating assets were sold. HNWC, which is headquartered in Pearl City, Hawaii, is part of the Company's former beverage segment. HNWC bottles, markets and distributes Hawaiian natural artesian water, purified water and other limited production co-packaged products, in Hawaii, the mainland and foreign markets.

Trinity Springs, Inc.
---------------------
In March 2006 TSI discontinued operations due to recurring losses and a lack of capital resources to sustain operations. TSI operated a water bottling facility in Idaho and was a component of the Company's former beverage segment.

TSI has been reflected in the accompanying consolidated financial statements as of September 30, 2006 and 2005 as a component of discontinued operations. During the second fiscal quarter of 2006, the Company recorded charges, included in loss from discontinued operations before taxes, of $0.2 million related to the closure of TSI's operations. These charges were incurred primarily to adjust inventory to its net realizable value. There have been no additional charges related to TSI closure.

The Beverage Group, Inc. ("TBG")
--------------------------------
In March 2005, the Company's subsidiary, TBG, which represented the beverage marketing and distribution component of the Company's former beverage segment, also ceased on-going operations due to recurring losses since its inception in December 2002, and as such was classified as a component of discontinued operations. During the second fiscal quarter of fiscal 2005, the Company recorded a charge, included in loss from discontinued operations, of $0.8 million to adjust TBG's accounts receivable, inventory and fixed assets to their net realizable values. Additionally, in accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", the Company recorded a one-time charge of $0.1 million related to the termination of an office lease.

In the first two quarters of fiscal 2006 TBG was classified as a component of discontinued operations. In April 2006 the Company successfully concluded its wind-down plan of TBG's operations and accordingly reclassified its residual liabilities to continuing operations. This reclassification has been reflected as such throughout this Annual Report on Form 10-K.

Sales from discontinued operations, which have been excluded from income from continuing operations in the accompanying condensed consolidated audited statements of operations, are presented as follows. Discontinued operations include the results from operations for HNWC, TSI and TBG (through March 31, 2006) for the fiscal years 2006, 2005 and 2004. The effects of the discontinued operations on net loss available to common shareholders and per share data are reflected within the consolidated financial statements.

                                                      Year ended
                                                       September
                                     --------------------------------------------
                                         2006            2005           2004
                                     -----------     ------------    ------------
Sales                                $ 8,635,869     $ 13,185,114    $ 6,519,777
Impairment charges                             -       (8,852,406)    (3,578,255)
Operating loss                        (3,187,117)     (17,118,287)   (12,126,297)
Income tax benefit                    (1,132,000)      (5,453,000)    (4,709,000)
Loss from discontinued operations     (2,433,767)     (11,971,580)    (7,642,472)

                                 64
The carrying amounts (net of allowances) of the major classes of assets and liabilities included in discontinued operations are as follows (in millions):

                                                          September             September
                                                             2006                  2005
                                                          ----------            ----------
Accounts receivable                                       $      0.7            $      1.5
Inventories                                                      0.5                   1.3
                                                          ----------            ----------
Total current assets of discontinued operations           $      1.2            $      2.8
                                                          ==========            ==========
Fixed assets - Total noncurrent assets of
 discontinued operations                                  $      3.8            $      4.1
                                                          ==========            ==========

Accounts payable                                          $      2.0            $      2.7
Accrued expenses                                                 1.0                   1.2
Accrued wages, salaries and bonuses                              0.3                   0.2
Current portion of long-term debt                                1.4                   0.6
Current portion of long-term debt due related party              2.8                   2.0
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      7.5            $      6.7
                                                          ==========            ==========

Water royalty, in perpetuity                              $      2.8            $      2.8
Long-term debt, less current portion                             2.3                   3.1
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      5.1            $      5.9
                                                          ==========            ==========

Included in discontinued operations are debt obligations payable to related parties from TSI as follows:

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

All of the aforementioned notes payable to related parties from TSI are in default as of September 30, 2006 and are classified in current liabilities of discontinued operations.

                                    65
3.  CONVERTIBLE PREFERRED STOCK:

The Company has the following Convertible Preferred Stock outstanding as of September 2006:

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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group own approximately 60% of the outstanding common stock as of September 30, 2006. Mr. William Wright, who has been AMCON's Chairman of the Board since AMCON's founding, beneficially owns 29% of the outstanding common stock without giving effect to shares owned by his adult children. There is an identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make


                                    66
decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to see optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright, the Company's Chairman, and a private equity firm (Draupnir, LLC) of which Mr. Petersen and Mr. Jeremy Hobbs, both of whom are directors of the Company, are Members. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, now AMCON's Vice Chairman and Chief Executive Officer, to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is a subsidiary of Draupnir, LLC (the owner of Series A). Mr. Petersen and Mr. Hobbs are also Members of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that the Series A, Series B or Series C Preferred Stock will become redeemable in the future.

4.    EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements and loss from discontinued operations by the weighted average common shares outstanding for each period. Diluted earning (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements (when anti-dilutive) and loss from discontinued operations by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.
Stock options and potential common stock outstanding at fiscal year end 2006, 2005 and 2004 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 356,308, 198,620 and 113,921 with average exercise prices of $22.09, $29.13 and $32.92, respectively.

                                                 For Fiscal Years
                                     -----------------------------------------
                                          2006          2005            2004
                                     -----------------------------------------
                                          Basic         Basic           Basic
                                     -----------------------------------------
Weighted average number of
   shares outstanding                     527,062       527,062        527,774
                                     =========================================
Income (loss) from continuing
   operations                        $  1,322,462  $   (770,399)   $ 3,503,925

Deduct: preferred stock dividend
   requirements                          (366,042)     (294,640)       (49,474)
                                     -----------------------------------------
                                     $    956,420  $ (1,065,039)   $ 3,454,451
                                     =========================================
Loss from discontinued operations    $ (2,433,767) $(11,971,580)   $(7,642,472)
                                     =========================================
Net loss income available to
   common shareholders               $ (1,477,347) $(13,036,619)   $(4,188,021)
                                     =========================================



                                            67

                                          2006          2005            2004
                                     -----------------------------------------
                                          Basic         Basic           Basic
                                     -----------------------------------------
Earnings (loss) per share from
   continuing operations             $       1.81  $      (2.02)   $      6.54


Loss per share from discontinued
   operations                               (4.61)       (22.71)        (14.48)
                                     -----------------------------------------
Loss per share available
   to common shareholders            $      (2.80) $     (24.73)   $     (7.94)
                                     =========================================


                                          Diluted       Diluted       Diluted
                                     -----------------------------------------
Weighted average common
   shares outstanding                     527,062       527,062        527,774

Weighted average of net
   additional shares outstanding
   assuming dilutive options
   exercised and proceeds used
   to purchase treasury stock /1/         100,748             -         34,785
                                     -----------------------------------------
Weighted average number of
   shares outstanding                     627,810       527,062        562,559
                                     =========================================
Income (loss) from continuing
   operations                        $  1,322,462  $   (770,399)   $ 3,503,925

Deduct: preferred stock dividend
   requirements /2/                      (297,042)     (294,640)             -
                                     -----------------------------------------
                                     $  1,025,420  $ (1,065,039)   $ 3,503,925
                                     =========================================

Loss from discontinued operations    $ (2,433,767) $(11,971,580)   $(7,642,472)
                                     =========================================
Net loss available to
   common shareholders               $ (1,408,347) $(13,036,619)   $(4,138,547)
                                     =========================================
Earnings (loss) per share
   from continuing operations        $       1.63  $      (2.02)   $      6.23

Loss per share from discontinued
   operations                               (3.87)       (22.71)        (13.59)
                                     -----------------------------------------
Loss per share available
   to common shareholders            $      (2.24) $     (24.73)   $     (7.36)
                                     =========================================


/1/ Includes stock option plus the weighted-average of Series C Convertible Preferred Stock outstanding in fiscal 2006.  Includes stock option plus the weighted average of Series A
Convertible Preferred Stock outstanding in fiscal 2004.

/2/ Series A and Series B Convertible Preferred Stock is anti-dilutive in fiscal 2006 and fiscal 2005 because the dividends accumulated per common share obtainable on conversion exceeds basic earning (loss) per share.  The Series C Convertible preferred stock is dilutive in fiscal
2006.



                                    68




5.    OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) were as follows:

                                                        2006        2005       2004
                                                   -----------------------------------
Unrealized holding gains during the period:
   Unrealized gains                                $        -    $      -   $    6,800
   Related tax (expense)                                    -           -       (2,584)
                                                   -----------------------------------
     Net                                                    -           -        4,216
                                                   -----------------------------------
Less reclassification adjustments
  for gains which were included in
  comprehensive income in prior periods:
    Realized net gains                                      -       2,638      465,008
    Related tax (expense)                                   -           -     (176,703)
                                                   -----------------------------------
     Net                                                    -       2,638      288,305
                                                   -----------------------------------

Interest rate swap valuation adjustment
  during the period:
   Unrealized gains (losses)                         (154,002)     71,018      199,354
   Related tax (expense) benefit                       52,708     (26,986)     (76,097)
                                                   -----------------------------------
     Net                                             (101,294)     44,032      123,257
                                                   -----------------------------------
Total other comprehensive income (loss)            $ (101,294)   $ 41,394   $ (160,832)
                                                   ===================================

The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

                                 Unrealized       Interest       Accumulated
                                  gains on        rate swap        Other
                                 securities        mark-to      Comprehensive
                                                   -market         Income
                                 -------------------------------------------

Balance, September 26, 2003      $ 286,727        $ (65,995)      $  220,732
Current period change             (284,089)         123,257         (160,832)
                                 ---------        ---------       ----------
Balance, September 24, 2004          2,638           57,262           59,900
Current period change               (2,638)          44,032           41,394
                                 ---------        ---------       ----------
Balance, September 30, 2005              -          101,294          101,294
Current period change                    -         (101,294)        (101,294)
                                 ---------        ---------       ----------
Balance, September 30, 2006      $       -        $       -       $        -
                                 =========        =========       ==========




                                    69







6.    PROPERTY AND EQUIPMENT, NET:

Property and equipment at fiscal year ends 2006 and 2005 consisted of the following:

                                             2006          2005
                                        ---------------------------
     Land                               $    648,818   $    648,818
     Buildings and improvements            9,048,798      9,040,496
     Warehouse equipment                   5,358,310      5,075,605
     Furniture, fixtures and
        leasehold improvements             7,107,293      7,146,563
     Vehicles                              1,554,553      1,106,911
     Capital equipment leases              1,158,657      1,158,657
                                        ---------------------------
                                          24,876,429     24,177,050
    Less accumulated depreciation
        and amortization:
    Owned buildings and equipment        (11,512,799)   (10,019,917)
    Capital equipment leases                (835,091)      (642,191)
                                        ---------------------------
                                        $ 12,528,539   $ 13,514,942
                                        ===========================

7.    GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at fiscal year ends 2006 and 2005 was as follows:

                                                     2006            2005
                                                ------------    ------------
     Wholesale                                  $  3,935,931    $  3,935,931
     Retail                                        1,912,877       1,912,877
                                                ------------    ------------
                                                $  5,848,808    $  5,848,808
                                                ============    ============

Other intangible assets at fiscal year ends 2006 and 2005 consisted of the following:

                                                     2006           2005
                                                 ---------------------------
     Trademarks and tradenames                   $ 3,373,269    $  3,358,269
     Favorable leases (less accumulated
       amortization of $419,466 and $379,735)         66,534         106,265
                                                 ---------------------------
                                                 $ 3,439,803    $  3,464,534
                                                 ===========================

The Company performs its annual impairment test for goodwill and other intangible assets after the completion of the fiscal third quarter. During fiscal 2006, management concluded that no impairment was required. During this evaluation in fiscal 2005, management concluded that there had been an impairment of certain goodwill and identifiable intangible assets.


                                   70
Fiscal 2005 impairment
----------------------
During fiscal 2005, based on valuations obtained from an independent valuation specialist, management determined that a portion of the tradenames and goodwill were impaired at both the retail and the beverage segments.
The impairments recorded in the beverage and retail segments were the result of projected shortfalls in operating cash flows necessary to support the reporting units carrying value. The fair values of the reporting units were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows and consideration of the net recoverable values.

A summary of the impairment charges by entity for fiscal year 2005 are as follows (in millions):

                          Continuing        Discontinued       Total
                          Operations         Operations
                          ----------       ----------------    -----

                             Retail         TSI       HNWC     Total
Long-lived assets             $   -        $ 0.4     $ 2.5     $ 2.9
Goodwill                        0.3          0.4       0.4       1.1
Water source                      -          3.7         -       3.7
Customer list                     -          0.3       0.1       0.4
Tradename                       3.9          0.9       0.2       5.0
                              -----        -----     -----     -----
                              $ 4.2        $ 5.7     $ 3.2     $13.1
                              =====        =====     =====     =====

The impairment charges for our Retail segment were recorded in the Company's statement of operations as a component of (loss) income from continuing operations. The impairment charges for TSI and HNWC have been included in the loss from discontinued operations in the statement of operations.

Fiscal 2004 impairment
----------------------
Due to operating profit and cash flows shortfalls during fiscal 2004, our HNWC subsidiary recorded an impairment charge of $3.6 million related to the HNWC tradename. The fair values of tradenames was estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows. The 2004 HNWC impairment charges have been in the Company's statement of operations as a component of loss from discontinued operations.

Tradenames are considered to have indefinite useful lives and no amortization was taken during fiscal 2006, 2005, or 2004. However, as discussed above, certain tradenames and the water source were impaired in fiscal 2005 and 2004.

In fiscal 2005 the Company's covenants not to compete became fully amortized. Amortization expense related to covenants not to compete was $76,698 and $118,902 for fiscal 2005 and fiscal 2004, respectively.

Favorable leases represent the amount by which the lease rates of acquired leases were below fair market lease rates for the leased properties on the acquisition date. The favorable variances between the contract lease rates and the fair market lease rates on the acquisition date are recorded as assets which are then amortized over the remaining terms of the leases which ranged from three to seven years. Amortization expense was $39,731, $39,732 and $59,730, for the fiscal years ended 2006, 2005 and 2004, respectively.

                                 71
Amortization expense related to the amortizing intangible assets held at September 2006 for each of the five subsequent years is estimated to be as follows:

                                Fiscal      Fiscal     Fiscal     Fiscal      Fiscal
                                 2007        2008       2009       2010        2011
                               ---------   ---------   --------   --------   --------
Favorable leases               $  40,000   $  27,000   $      -   $      -   $      -
                               =========   =========   ========   ========   ========

8.    OTHER ASSETS:

Other assets at fiscal year ends 2006 and 2005 consisted of the following:

                                                   2006         2005
                                              -------------------------
     Cash surrender value of life
       insurance policies                     $  801,238     $  795,830
     Debt issuance costs                          97,880        332,406
     Other                                       348,346        108,337
                                              -------------------------
                                              $1,247,464     $1,236,573
                                              =========================

Debt issuance costs represent fees incurred to obtain the revolving credit facility and real estate loan and are amortized over the terms of the respective loan agreements. Amortization expense was $385,487, $410,764, and $90,422 for the fiscal years ended 2006, 2005 and 2004, respectively.

9.    DEBT:

The Company finances certain obligations and, in the case of its former beverages segment, its operations, through the credit agreement (the "Facility"), long-term debt arrangements with banks and third parties and related party debt arrangements.

CREDIT FACILITY
---------------

The Facility consisted of the following at fiscal year end 2006 and 2005:

                                                                2006           2005
                                                            ---------------------------
Revolving portion of the Facility, interest payable
 at the bank's base rate (8.25% at fiscal year end 2006),
 principal due April 2009 (as renewed in December 2006)     $46,502,896     $44,563,654

Term Note A, payable in monthly installments of $16,333
 plus interest at the bank's base rate (8.25% at fiscal
 year end 2006), remaining principal due April 2009
 (as renewed in December 2006)                                  770,533         973,734



                                            72



                                                                2006           2005
                                                            ---------------------------
Term Note B, payable in monthly installments of $100,000
 plus interest at the bank's base rate plus 2%
 (10.25% at fiscal year end 2006) through March 2008
 (as renewed in December 2006)                                1,550,000       3,625,000
                                                            ---------------------------
                                                             48,823,429      49,162,388
Less current maturities                                       3,896,000       1,432,000
                                                            ---------------------------
                                                            $44,927,429     $47,730,388
                                                            ===========================

The Facility provides for a $55.0 million credit limit consisting of a $53.8 million revolving credit line and a $1.2 million term note ("Term Note A"). As monthly payments are made on Term Note A, the revolving credit limit increases accordingly to a maximum of $55.0 million. At September 30, 2006, the credit limit on the revolving portion of the Facility was $54.2 million. In addition, the Facility provides for a separate term loan in the initial amount of $5.0 million ("Term Note B").

The Facility, which was set to expire in July 2007 based on the November 2006 amendment, will now expire in April 2009 as discussed in Note 18. The Facility includes lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowing for the month and financial covenants.

The significant provisions of the Facility at September 30, 2006 are as follows:

   - Inclusion of the subsidiaries as part of the Facility.

   - Inclusion of Term Note A within the $55.0 million revolving limit that is amortized in equal monthly installments over 60 months.

   - The Company borrows at the bank's base interest rate.

   - Inclusion of a prepayment penalty of $0.3 million should the loans be paid off prior to September 30, 2006.

The Facility contains covenants that (i) restrict permitted investments, (ii) restrict intercompany advances to certain subsidiaries, (iii) restrict incurrence of additional debt, (iv) restrict mergers and acquisitions and changes in business or conduct of business and (v) requires that consolidated EBITDA (excluding TSI, TBG and HNWC) not be less than: (a) $100,000 as of the last day of each month for the one-month period then ending, except for the month ending February 28, 2006 which was permitted to be zero, (b) $1,100,000 as of March 31, 2006 for the three-month period then ending, (c) $3,200,000 as of June 30, 2006 for the six-month period then ending, and (d) $5,500,000 as of September 30, 2006 for the ninth-month period then ending, and (e) $6,500,000 as of December 31, 2006 for the twelve-month period then ending. The Facility also provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

The facility also contains an event of default if AMCON or its subsidiaries makes any payment (in cash or other property) or a judgment is entered against AMCON or its subsidiaries requiring a payment (in cash or other property) to be made under or in connection with the guaranty by AMCON of the

                                    73
TSI acquisition notes or the water royalty under the asset purchase agreement for the purported sale of TSI assets.

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

As of September 30, 2006, the outstanding balance on the Facility was $47.3 million, including Term Note A. The Facility bears interest at the bank's base rate, which was 8.25% as of September 30, 2006 and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.

The outstanding balance on Term Note B was $1.6 million at September 2006. It bears interest at the bank's base rate, plus 2.0%, which was 10.25% as of September 30, 2006 and, as amended, is payable in equal monthly installments of $0.1 million.

At September 30, 2006 the Company was in violation of the revolving credit facility's financial covenant requiring minimum monthly EBITDA of $100,000. As discussed in Note 18, in December 2006, the Company executed a new amendment to the Facility with LaSalle Bank which extended the maturity date of the Facility to April 2009. In connection with the new amendment, the minimum monthly EBITDA covenant violation at September 30, 2006 was waived.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Loan B and certain other deductions, which resulted in the guaranteed principal outstanding being reduced to $6.6 million as of September 30, 2006. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee.

LONG-TERM DEBT:
---------------
In addition to the Facility, the Company also has other long-term obligations at fiscal year end 2006 and 2005 that consisted of the following:

                                                                2006           2005
                                                            ---------------------------
Continuing operations
---------------------
Note payable to a bank ("Real Estate Loan"),
 interest payable at a fixed rate of 8.0% with
 monthly installments of principal and interest
 of $56,531 per month through April 2009 (as amended);
 remaining principal due April 2009 (as amended),
 collateralized by two owned distribution facilities        $6,005,175      $ 6,203,543


Note payable to a bank, interest payable monthly at a
 fixed rate of 6.33% plus monthly principal payments of
 $4,100 through December 2009 at which time the remaining
 principal is due, collateralized by the Rapid City
 building and equipment                                        918,400          967,600

                                            74

                                                                2006           2005
                                                            ---------------------------
Note payable to a bank, interest payable monthly at a
 fixed rate of 6.33% plus monthly principal payments of
 $8,000 through July 2009 collateralized by the Rapid City
 building and equipment                                        263,429          359,429

Obligations under capital leases, payable in monthly
 installments with interest rates from 4.91% to 16.4%
 through January 2010                                          184,811          496,615

Notes payable, interest payable at a fixed rates between
 8.0% - 9.5% with monthly installments of principal and
 interest of $2,226 - $2,677 per month through July 2011
 collateralized by delivery vehicles                           221,672                -
                                                            ---------------------------
                                                             7,593,487        8,027,187
Less current maturities - continuing operations                524,130          655,667
                                                            ---------------------------
                                                            $7,069,357       $7,371,520
Discontinued operations                                     ===========================
-----------------------
Note payable, interest payable at a fixed rate of 5%
 with monthly installments of principal and interest of
 $30,000 per month through June 2009 and the remaining
 balance due June 2009, collateralized by
 substantially all of the assets of TSI                      2,488,700        2,527,716

Note payable, interest payable quarterly at a fixed rate
 of 5% with interest due quarterly commencing in September
 2004.  The principal along with any unpaid interest is due
 in June 2007, collateralized by substantially all of the
 assets of TSI                                                 500,000          500,000

Note payable, interest payable at a fixed rate of 5% with
 annual installments of principal and interest of $49,655
 through June 2007, collateralized a warehouse owned by TSI     92,328           92,328

Note payable, interest payable at a fixed rate of 5%, due
 currently with accrued interest                                14,042           49,042

Obligations under capital leases, payable in monthly
 installments an interest rate of 5.55% through October 2007   265,287          501,138

Note payable, interest payable at a fixed rate of 10.0%
 with weekly installments of principal and interest of
 $3,000 per week through Sept 2008; remaining principal
 due Oct 2008                                                  329,763                -

Revolving credit facility due to a related party, principal
 and interest due December 2005, bearing interest at 8%
 per annum, collateralized by a second mortgage on an
 equal basis with the Company's existing second mortgage
 on TSI's real property                                      1,000,000        1,000,000

Notes due to related parties, principal and interest
 due December 2005, interest at 7%                           1,000,000        1,000,000

Notes due to related party, principal and interest
 due December 2005, bearing interest at 300 basis
 points above the yield on 10-year treasury notes
 (7.72% at September 2006)                                     750,000                -
                                                            ---------------------------
                                                             6,440,120        5,670,224
Less current maturities - discontinued operations            4,159,890        2,563,628
                                                            ---------------------------
                                                            $2,280,230       $3,106,596
                                                            ===========================


                                            75
Long-term obligations, excluding obligations under the Facility and related party debt, have contractual maturities as follows:

     Fiscal Year Ending
     ------------------
     2007                                                   $  1,934,021
     2008                                                        907,142
     2009                                                      7,577,311
     2010                                                        830,740
     2011                                                         34,393
     Thereafter                                                        -
                                                            ------------
                                                            $ 11,283,607
                                                            ============

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on discounted cash flows using current market rates for similar agreements, the fair value of the Company's long-term debt obligations approximated carrying value at fiscal year end 2006.

TSI loans
---------
In connection with the acquisition of TSI in fiscal 2004, the Company financed a portion of the acquisition through notes payable to the former owner totaling approximately $3.3 million. The Company borrowed $2.8 million at a fixed rate of 5.0%, payable in monthly installments over a 5 year period with the remainder due on June 1, 2009. Because of the pending TSI litigation as discussed in Note 14, TSI has stopped making principal and interest payments on this debt until such litigation/mediation has been settled. Accordingly, the notes have been classified based on their contractual terms. At September 30, 2006, the outstanding balance on the note was approximately $2.5 million and is included with TSI as a component of discontinued operations as discussed in Note 2.

In addition to the note above, TSI assumed $0.1 million as part of the purchase of the assets in 2004 in connection with a warehouse that TSI owns. The note had a fixed rate of 5.0% with quarterly interest payments due beginning in July 2004 and a maturity date in January 2007. The note and the unpaid interest are in default at September 30, 2006 and in November 2006 the Company received notice of foreclosure from the lender. At September 30, 2006, the outstanding balance on the note was approximately $0.1 million and is included with TSI as a component of discontinued operations as discussed in Note 2.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with M&I Bank (the "M&I Loans"), who is also a participant lender on the Company's revolving line of credit. The M&I Loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility is in default.

In addition, the M&I Loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

                                    76

Capital leases
--------------
The Company has several capital leases for office equipment, warehouse and water bottling and packaging equipment. As of September 2006, the outstanding balances on the capital leases totaled approximately $0.5 million.

OTHER
-----
AMCON has issued a letter of credit in the amount of approximately $1.0 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

10.    OTHER INCOME, NET:

Other income, net consisted of the following for fiscal years 2006, 2005 and
2004:
                                       2006           2005           2004
                                 ------------------------------------------
Interest income                  $    (51,865)   $   (45,831)  $    (37,372)
Dividends                                   -              -         (4,250)
Rent income                            (3,503)        (4,289)        (4,135)

Gain from sale of investments               -              -       (507,418)
Royalty                               (72,771)       (15,211)             -

 Other                                 (9,102)       (14,774)       (16,100)

                                 ------------------------------------------
                                 $   (137,241)   $   (80,105)  $   (569,275)
                                 ==========================================

11.    INCOME TAXES:

Components of income tax expense (benefit) from continuing operations for the fiscal years ended 2006, 2005 and 2004 consisted of the following:

                                        2006         2005          2004
                                  ----------------------------------------
Current:
   Federal                        $          -   $ 1,181,938   $ 1,964,103
   State                               113,489       129,409       175,591
                                  ----------------------------------------
                                       113,489     1,311,347     2,139,694
                                  ----------------------------------------
Deferred:
   Federal                             634,501    (1,709,836)       82,070
   State                              (315,990)      202,489        64,236
                                  ----------------------------------------
                                       318,511    (1,507,347)      146,306
                                  ----------------------------------------
Income tax expense (benefit)      $    432,000   $  (196,000)  $ 2,286,000
                                  ========================================



                                    77


The difference between the Company's income tax expense (benefit) in the accompanying financial statements and that which would be calculated using the statutory income tax rate of 34% on income (loss) before taxes is as follows for the fiscal years ended 2006, 2005 and 2004:

                                        2006          2005           2004
                                  -----------------------------------------
Tax at statutory rate             $    596,517   $  (361,590) $   1,937,635
Amortization of goodwill and
  other intangibles                     (5,302)       (4,777)        (4,777)
Nondeductible business expenses         34,675        12,224         20,826
Minority interest in subsidiary              -       (53,074)             -
State income taxes, net of
  federal tax benefit                   74,903       369,912        206,800
Valuation allowance, state net
  operating losses                           -        52,297              -
State net operating loss              (257,965)            -              -
Other                                  (10,828)     (210,992)       125,516
                                  -----------------------------------------
                                  $    432,000   $  (196,000)   $ 2,286,000
                                  =========================================

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities giving rise to the net deferred tax asset at fiscal year ends 2006 and 2005 relate to the following:

                                                     2006           2005
                                               ---------------------------
Deferred tax assets:
   Current:
     Allowance for doubtful accounts           $    492,796   $    418,294
     Accrued expenses                               526,685        528,811
     Inventory                                      844,894        593,110
     AMT credit carry forwards                      285,333        285,333
     Other                                           75,272         81,545
                                               ---------------------------
                                                  2,224,980      1,907,093
   Noncurrent:
     Fixed assets                              $  1,842,605   $  1,705,661
     Intangible assets                            2,167,630      2,530,848
     Net operating loss carry
       forwards - federal                         4,582,108      4,214,883
     Net operating loss carry
       forwards - state                           1,290,904              -
     Other                                           88,815              -
                                                ---------------------------
                                                  9,972,062      8,451,392
                                               ---------------------------
        Total deferred tax assets                12,197,042     10,358,485
   Valuation allowance                           (1,139,585)      (635,338)
                                               ---------------------------
        Net deferred tax assets                $ 11,057,457   $  9,723,147
                                               ===========================


                                    78



                                                     2006           2005
                                               ---------------------------

Deferred tax liabilities:
   Current:
     Trade discounts                           $    251,992   $    205,570
     Inventory                                            -         35,880
     Unrealized gains on interest
       rate swap contracts                                -         23,431
                                               ---------------------------
                                                    251,992        264,881
   Noncurrent:
     Fixed assets                                 1,629,454      1,204,800
     Goodwill                                       430,096        310,751
                                               ---------------------------
                                                  2,059,550      1,515,551
                                               ---------------------------
        Total deferred tax liabilities         $  2,311,542   $  1,780,432
                                               ===========================
Net deferred tax assets (liabilities):
   Current                                     $  1,972,988   $  1,642,212
   Noncurrent                                     6,772,927      6,300,503
                                               ---------------------------
                                               $  8,745,915   $  7,942,715
                                               ===========================

During fiscal 2006 and 2005, the Company recorded a valuation allowance of $0.5 million and $0.6 million, respectively, against deferred tax assets, consisting primarily of state net operating losses of Hawaiian Water and Trinity Springs for which realization of the deferred tax asset is no longer more likely than not.

No additional valuation allowance was recorded against the remaining federal and state net operating losses as of September 30, 2006 and 2005, as management believes future taxable income would more likely than not be sufficient to realize such net operating losses prior to the expiration dates.

The Company's deferred tax asset related to the net operating loss carryforward at fiscal year end 2006 was $4.6 million and includes the net operating losses of TSI and HNWC. If the Company chooses to sell the stock of these companies, as opposed to an asset transaction, the net operating losses would be part of the contemplated purchase price and be available to the successor stockholders. Of this amount, $0.6 million expires in 2024, $2.3 expires in 2025 and $0.6 million in 2026. The remaining $1.1 million was acquired in connection with the acquisition of HNWC in fiscal 2002. The utilization of the HNWC deferred tax asset related to the net operating loss of $1.1 million at fiscal year end 2006 is limited (by Internal Revenue Code
Section 382) to approximately $0.8 million in fiscal year 2007 and $0.1 million per year thereafter through 2022.

12.    PROFIT SHARING PLAN:

AMCON maintains a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100%

                                    79
of the next 2% contributed for a maximum match of 4% of employee compensation. The Company contributed $0.6 million, $0.6 million and $0.5 million (net of employee forfeitures) to the profit sharing plans during each of the fiscal years ended 2006, 2005 and 2004, respectively.

13.    RELATED PARTY TRANSACTIONS:

For the fiscal years ended 2006, 2005 and 2004, the Company was charged $72,000, $72,000 and $66,000, respectively, by AMCON Corporation, the former parent of the Company, as consideration for office rent and management services, which is included in selling, general and administrative expenses. The Company also contracted with one of its outside directors for consulting services in connection with its retail health food operations during part of fiscal year 2004. The amount paid for consulting services during fiscal 2004 was $37,500, plus reimbursement of expenses.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is
capped at      $10.0 million and is automatically reduced by the amount
of the repayment on Term Loan B and certain other deductions, which resulted in the guaranteed principal outstanding being reduced to $6.6 million as of September 30, 2006. AMCON will pay the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee.

In addition, a director of the Company has extended a $1.0 million revolving line of credit to TSI, and a Company that is wholly-owned by the three directors of the Company (including the Chairman and President) and another significant shareholder lent TSI $0.5 million. Both of the loans are currently in default.

TSI has also obtained unsecured, subordinated loans of $500,000 on August 8, 2005, with a maturity of December 8, 2005, of which $250,000 was from Aristide Investments, L.P., a California limited partnership (of which, William F. Wright, the Company's Chairman of the Board, Chief Executive Officer and largest stockholder, is a partner). The other $250,000 was from Draupnir, LLC, a Delaware limited company (of which, Allen D. Petersen and Jeremy W. Hobbs, two of the Company's directors, are members). The loans bear interest at seven percent per annum and are currently in default.

During the first quarter of fiscal 2006, Draupnir, LLC, a private equity firm whose Members include two of the Company's directors, extended an additional $750,000 note to TSI. The note bears a floating rate of 300 basis points above the yield on ten year treasury notes and was due December 12, 2005.
The note was in default at September 30, 2006.

In connection with the acquisition of TSI in fiscal 2004, the Company's Chairman has guaranteed the Company in connection with certain of the Company's obligations as more fully described in Note 2 but is not being paid a fee in connection with this guarantee.


                                    80


14.    COMMITMENTS AND CONTINGENCIES:

Future Lease Obligations
------------------------
The Company leases certain office and warehouse equipment under capital leases. The carrying value of these assets was approximately $0.3 million and $0.5 million as of fiscal year ends 2006 and 2005, respectively, net of accumulated amortization of $0.8 million and $0.6 million, respectively.
The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rent charged to expense during fiscal years 2006, 2005 and 2004 under such lease agreements was $5.0 million, $5.1 million and $5.2 million, respectively.

At September 30, 2006, minimum future lease commitments for continuing and discontinued operations were as follows:

                                                  Capital       Operating
     Fiscal Year Ending                            Leases         Leases
     ------------------                         --------------------------
     2007                                       $   402,813   $  3,965,435
     2008                                            41,714      3,246,935
     2009                                            20,640      3,094,780
     2010                                             6,879      2,521,601
     2011                                                 -      2,045,089
     Thereafter                                           -      4,091,299
                                                --------------------------
     Total minimum lease payments               $   472,046   $ 18,965,139
                                                              ============
     Less amount representing interest               21,948
                                                -----------
     Present value of net minimum
       lease payments                           $   450,098
                                                ===========

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

The Company's liabilities for unpaid and incurred but not reported claims for workers' compensation and health insurance at fiscal year end 2006 and 2005 was $1.1 million and $1.1 million, respectively, under its current risk management program and are included in other current liabilities in the accompanying consolidated balance sheets. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims.


                                    81
Adjustments, if any, to estimates recorded resulting from the ultimate claim payments will be reflected in operations in the periods in which such adjustments are known.

Trinity Springs, Inc. Litigation
--------------------------------
The Company is involved in litigation regarding the ownership of the assets of Trinity Springs, Inc. ("TSI"), which is a consolidated subsidiary of AMCON. The dispute, which began in June 2004, arose over the sale of substantially all of the assets of Trinity Springs, Ltd. (which later changed its name to Crystal Paradise Holdings, Inc. ("CPH"). The Plaintiffs in the lawsuit are a group of minority shareholders, and the Defendants are AMCON, TSL Acquisition Corp (which later became TSI), CPH, and the former directors of CPH.

In December 2005, the District Court of the Fifth Judicial District of the State of Idaho ("the Court") issued a ruling granting the minority shareholder plaintiffs' motion for partial summary judgment declaring that the stockholders CPH did not validly approve the sale of its assets to TSI (AMCON's consolidated subsidiary) because the vote of certain shares issued as a dividend should not have been counted in the vote. The Court did not rule on the appropriate relief to be granted as a result of the lack of shareholder approval for the asset sale transaction, nor did it rule on the appropriate remedy for any other claim asserted by the parties in this case.

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

Since the Court's December ruling, several events have taken place. The minority shareholder plaintiffs have filed notice with the District Court that they agree that rescission is not feasible. During approximately the same time frame, the entire CPH Board of Directors resigned. Upon their resignation, the Court appointed a custodian to manage and direct the affairs of CPH. Additionally, the custodian was designated by the Court as CPH's investigative panel to determine whether the maintenance of a derivative proceeding is in the best interest of CPH.

During the last several months, the parties have been engaged in settlement discussions. Recently, a settlement agreement was reached between the parties. The settlement, resolved all disputes between the minority shareholders plaintiffs, CPH, AMCON, TSI and the Defendant Directors, with two exceptions. The settlement did not resolve claims that CPH may have against AMCON and TSI or that AMCON and TSI may have against CPH. The settlement also did not resolve the claims of a single minority shareholder plaintiff, who did decline to sign on to the settlement. On October 16, 2006, the Court approved the parties' settlement and ordered the dismissal with prejudice of the lawsuit, except for the claims of the single minority shareholder plaintiff. Those claims remain pending in the lawsuit.

On December 21, 2006, CPH filed a first amended complaint in the Fourth Judicial District of the State of Idaho (Elmore County) against AMCON and TSI and other defendants relating to AMCON and TSI's purchase of the assets of CPH and operation of the business. In its amended complaint, CPH re-asserts claims of foreclosure; breach of the asset purchase agreement, promissory notes and water royalty obligations; quantum meruit; unjust enrichment; and collection and enforcement of its security interest. In addition, CPH again seeks a declaratory judgement that: (i) AMCON and TSI are obligated to perform under the asset purchase agreement and other agreements related to the asset purchase transaction; (ii) the actions AMCON and TSI constitute events of default; (iii) TSI has not cured the events of default; (iv) TSI's obligations are accelerated under certain promissory notes; and (v) AMCON is liable to CPH under a guaranty and suretyship agreement for all amounts owing to CPH under the asset purchase agreement and related agreements. Finally, CPH seeks its costs and attorney fees. CPH has not served its amended complaint on AMCON or TSI.

AMCON disagrees with the assertions made by CPH and intends to vigorously defend against CPH's claims and to pursue its own claims against CPH.

With respect to the remaining claims in the original lawsuit and the claims asserted by CPH in its recently filed complaint, AMCON's management, after consulting with the trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and therefore cannot estimate the amount or range of any potential loss, if any because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed.

The Company is in settlement discussions with respect to this litigation, pursuant to which the Company is undertaking to divest substantially all of the assets of TSI as part of a complete settlement of any and all claims by CPH against the Company. As required by SFAS 144, management believes that the recorded balance of the subject assets and liabilities have been recognized at their respective fair values.

15.    STOCK OPTION PLAN:

Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan ("the Plan") which provided that the Compensation Committee of the Board of Directors granted incentive stock options and non-qualified stock options pursuant to the Stock Option Plan of up to 550,000 shares. In fiscal 2005, the Compensation Committee evaluated various equity based compensation programs and chose not to implement a new plan.

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

On October 1, 2005, the Company adopted SFAS No. 123R, Shared Based Payment (SFAS 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized for fiscal 2006, includes amortization related to the remaining unvested portion of stock options granted prior to September 30, 2005. The Company did not grant any stock options in fiscal 2006, 2005 or 2004.

As a result of adopting SFAS 123R, net income (loss) before taxes included share-based compensation expense of $60,000 for fiscal 2006. At September 30, 2006, there were 29,635 options fully vested and exercisable under the Stock Option Plan and unamortized compensation expense totaled approximately $12,000. Options issued and outstanding to management employees pursuant to the Stock Option Plan are summarized below:


                                           Number of           Number
         Date        Exercise Price   Options Outstanding   Exercisable
     ------------------------------------------------------------------
     Fiscal  1998       $ 15.68               9,171            9,171
     Fiscal  1999   $ 45.68 - $ 51.14         6,683            6,683
     Fiscal  2000       $ 34.50               3,165            3,165
     Fiscal  2003       $ 28.80               4,046            2,428
                                             ------           ------
                                             23,065           21,447


At September 30, 2006, there were 8,188 options fully vested and exercisable issued to outside directors outside the Stock Option Plan as summarized as follows:

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
                                             ======           ======

The stock options have varying vesting schedules ranging up to five years, and expire ten years after the date of grant. The Plan expired in June 2004 and therefore there were no new stock options were granted in fiscal 2004, 2005 and 2006. The table below summarizes information about stock options outstanding as of the following fiscal years:

                                            2006               2005               2004
                                      ------------------------------------------------------
                                          Weighted           Weighted           Weighted
                                      Average Exercise   Average Exercise   Average Exercise
                                        Shares  Price      Shares  Price      Shares  Price
                                      ------------------------------------------------------
Outstanding at beginning of period      44,082  $30.43     50,753  $29.75     52,475  $30.21
   Granted                                   -       -          -       -          -       -
   Exercised                                 -       -          -       -        (33)  15.68
   Forfeited/Expired                   (12,829)  29.96     (6,671)  25.22     (1,689)  44.86
                                      ------------------------------------------------------
Outstanding at end of period            31,253  $30.62     44,082  $30.43     50,753  $29.75
                                      ======================================================


Options exercisable at end of period    29,635             41,254             45,979
                                      ========           ========           ========

The following summarizes all stock options outstanding at the end of fiscal
2006:


                                                                                        Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1998 Options     $15.68        11,005        1.1 years          $15.68          11,005         $15.68
1999 Options  $36.82-$51.14    10,535        2.6 years          $46.53          10,535         $46.53
2000 Options     $34.50         3,165        3.7 years          $34.50           3,165         $34.50
2002 Options     $26.94         1,668        5.9 years          $26.94           1,668         $26.94
2003 Options  $28.26-$28.80     4,880        6.2 years          $28.71           3,262         $28.66
                               ------                           ------          ------         ------
                               31,253                           $30.62          29,635         $30.72
                               ======                           ======          ======         ======

16.  DERIVATIVE INSTRUMENTS:

The Company borrows money at variable interest rates which exposes it to risk that interest expense will increase if the benchmark interest rate used to set the variable rates increases. In order to reduce its exposure to this risk, the Company may use derivative instruments (i.e. interest rate swaps agreements) pursuant to established Company policies. As of September 2005 and 2004, the Company had interest rate swap agreements outstanding with notional amounts totaling $10.0 million and $15.0 million, respectively, related to borrowings on the Facility. The Company had no derivative instruments at September 30, 2006.

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

17.  BUSINESS SEGMENTS:

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores' operations are aggregated to comprise the retail segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products, and the methods used to sell the products. Also included in the "Other" column are the charges incurred by the AMCON's holding company. The segments are evaluated on revenues, gross margins, operating income (loss) and income before taxes.

                                   Wholesale
                                  Distribution         Retail           Other/1/         Consolidated
                                ---------------------------------------------------------------------
FISCAL YEAR ENDED 2006:
External revenues:
  Cigarettes                    $ 605,798,030       $          -     $          -       $ 605,798,030
  Health food                               -         36,848,392                -          36,848,392
  Confectionery                    55,427,905                  -                -          55,427,905
  Tobacco, beverage & other       141,465,453                  -                -         141,465,453
                                ---------------------------------------------------------------------
    Total external revenues       802,691,388         36,848,392                -         839,539,780

Depreciation                        1,287,994            609,172                -           1,897,166
Amortization                                -             39,731                -              39,731
Operating income (loss)             8,001,265          2,369,070       (3,895,102)          6,475,233
Interest expense                    1,700,935          1,611,619        1,545,458           4,858,012
Income (loss) from continuing
 operations before taxes            6,400,162            794,835       (5,440,535)          1,754,462
Total assets                       66,533,513         12,139,370       16,193,663          94,866,546
Capital expenditures                  803,179            177,331                -             980,510

FISCAL YEAR ENDED 2005:
External revenues:
  Cigarettes                    $ 607,263,715       $          -     $          -       $ 607,263,715
  Health food                               -         34,617,325                -          34,617,325
  Confectionery                    56,057,063                  -                -          56,057,063
  Tobacco, beverage & other       136,725,439                  -         (112,094)        136,613,345
                                ---------------------------------------------------------------------
    Total external revenues       800,046,217         34,617,325         (112,094)        834,551,448
Depreciation                        1,255,200            784,353                -           2,039,553
Amortization                           57,752             58,678                -             116,430
Operating income (loss)             9,671,475         (3,490,836)      (3,112,558)          3,068,081
Interest expense                    1,042,685          1,580,033        1,588,967           4,211,685
Income (loss) from continuing
 operations before taxes            8,670,227         (5,032,199)      (4,701,527)         (1,063,499)
Total assets                       67,586,067         13,012,051       14,710,679          95,308,797
Capital expenditures                2,349,690            115,004                -           2,464,694

FISCAL YEAR ENDED 2004:
External revenues:
  Cigarettes                    $ 597,310,736       $          -     $          -       $ 597,310,736
  Health food                               -         32,431,573                -          32,431,573
  Confectionery                    55,641,414                  -                -          55,641,414
  Tobacco, beverage & other       131,901,800                  -                -         131,901,800
                                ---------------------------------------------------------------------
    Total external revenues       784,853,950         32,431,573                -         817,285,523

Depreciation                        1,121,873            765,371                -           1,887,244
Amortization                           86,628             92,004                -             178,632
Operating income (loss)             8,430,445             90,133         (147,689)          8,372,889
Interest expense                    1,208,436          1,213,098          821,704           3,243,238
Income (loss) from continuing
 operations before taxes            7,754,389         (1,099,671)        (955,793)          5,698,925
Total assets                       71,794,523         17,426,436       22,508,904         111,729,863
Capital expenditures                  318,988            591,330                -             910,318


                                 86
/1/ Includes interest expense previously allocated to TBG, TSI and HNWC which are classified as components of discontinued operations. Also includes intercompany eliminations, assets related to discontinued operations and charges incurred by the holding company.

18.  SUBSEQUENT EVENTS:

Renewal of Credit Facility Agreement
------------------------------------
In December 2006, the Company executed a new amendment to the Facility with LaSalle Bank. The significant terms of the new amendment include a $57.1 million credit limit, a April 2009 maturity date and an interest rate at bank's prime rate.

The amendment also includes quarterly cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") and a quarterly minimum debt service ratio financial covenant of one to one beginning with the fiscal quarter ending September 30, 2007 for the twelve month period then ended.
The cumulative minimum EBITDA requirements are as follows (a) $1,000,000 for the three months ending December 31, 2006, December 31, 2007 and December 31, 2008 (b) $2,000,000 for the six months ending March 31, 2007, March 31, 2008, and March 31, 2009, (c) $4,500,000 for the nine months ending June 30, 2007, June 30, 2008 and $7,000,000 for the twelve months ending September 30, 2007 and September 30, 2008.

Stock Option Grant
------------------
A non-qualified option to purchase 25,000 shares of the Company's common stock was granted on December 12, 2006 to Christopher Atayan, Chief Executive Officer, Vice Chairman and Director. The exercise price is $18.00, the closing price on the American Stock Exchange on December 11, 2006. Because the Company's stock option plan terminated in 2004, the option is subject to approval by the stockholders of the Company at the next annual meeting. If such stockholder approval is not obtained at the meeting, the option will be automatically terminated.

Sale of HNWC
------------
On November 20, 2006, HNWC signed and completed an agreement to sell substantially all of its assets for approximately $3.8 million in cash plus the assumption of operating and capital leases.

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth selected financial information for each of the eight quarters in the two fiscal years ended September 30, 2006 and September 30, 2005. This information has been prepared by the Company on the same basis as the consolidated financial statements and includes all normal and recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in this Annual Report.

The Company's quarterly earnings or loss per share are based on weighted average shares outstanding for the quarter, therefore, the sum of the quarters may not equal the full year earnings or loss per share amount.


                                    87



                               (Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------
Fiscal Year 2006                                First      Second      Third       Fourth
------------------------------------------------------------------------------------------
Sales......................................  $  198,217   $ 195,803  $ 222,190   $ 223,330

Gross profit ..............................      14,027      14,640     15,603      15,864

(Loss) income from continuing operations     ---------------------------------------------
  before income taxes .....................        (238)        494      1,108         390

(Loss) income from continuing operations...        (159)        289        673         519

Loss from discontinued operations..........      (1,028)       (789)      (327)       (289)
                                             ---------------------------------------------
Net (loss) income .........................      (1,187)       (500)       346         230

Preferred stock dividend requirements......         (75)        (81)      (104)       (106)

Net (loss) income available to common        ---------------------------------------------
 shareholders .............................  $   (1,262)  $    (581) $     242   $     124
                                             =============================================
Basic earnings (loss) per share available
 to common shareholders:
  Continuing operations ...................  $    (0.42)  $    0.39  $    1.08   $    0.78
  Discontinued operations .................       (1.97)      (1.49)     (0.62)      (0.55)
                                             ---------------------------------------------
  Net basic loss per share available
   to common shareholders .................  $    (2.39)  $   (1.10) $    0.46   $    0.23
                                             =============================================
Diluted earnings (loss) per share available
 to common shareholders:
  Continuing operations ...................  $    (0.42)  $    0.37  $    0.79   $    0.61
  Discontinued operations .................       (1.97)      (1.35)     (0.38)      (0.34)
                                             ---------------------------------------------
  Net diluted (loss) earnings per share
   available to common shareholders .......  $    (2.39)  $   (0.98) $    0.41   $    0.27
                                             =============================================

                                (Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------
Fiscal Year 2005                               First      Second       Third      Fourth
------------------------------------------------------------------------------------------
Sales......................................  $ 212,373   $ 191,673   $ 213,512   $ 216,993

Gross profit ..............................     15,564      13,563      15,206      16,158

Impairment charges ........................          -           -           -       4,235

Income (loss) from continuing operations     ---------------------------------------------
 before income taxes ......................      1,401        (506)      1,313      (3,271)

Income (loss) from continuing operations...        956        (327)        800      (2,199)

Loss from discontinued operations               (1,420)     (1,578)     (1,026)     (7,948)
                                             ---------------------------------------------
Net loss...................................       (464)     (1,905)       (226)    (10,147)

Preferred stock dividend requirements......        (73)        (73)        (74)        (75)
                                             ---------------------------------------------
Net loss available to common shareholders    $    (537)  $  (1,978)  $    (300)  $ (10,222)
                                             =============================================

                                            88

------------------------------------------------------------------------------------------
Fiscal Year 2005                               First      Second       Third      Fourth
------------------------------------------------------------------------------------------

Basic earnings (loss) per share available
to common shareholders:
  Continuing operations ...................  $    1.68   $   (0.76)  $    1.38   $   (4.31)
  Discontinued operations .................      (2.70)      (2.99)      (1.95)     (15.08)
                                             ---------------------------------------------
Net basic loss per share available to
 common shareholders............... .......  $   (1.02)  $   (3.75)  $   (0.57)  $  (19.39)
                                             =============================================
Diluted earnings (loss) per share available
 to common shareholders:
  Continuing operations ...................  $    1.36   $   (0.76)  $    1.12   $   (4.31)
  Discontinued operations .................      (2.02)      (2.99)      (1.44)     (15.08)
                                             ---------------------------------------------
  Net diluted loss per share available
   to common shareholders.......... .......  $   (0.66)  $   (3.75)  $   (0.32)  $  (19.39)
                                             =============================================

Based upon valuations obtained from an independent valuation specialist in fiscal 2005, management determined that a portion of the tradenames and goodwill at the Company's retail and beverage segments were impaired. The entities comprising our beverage segment, HNWC and TSI, are classified as a component of discontinued operations at September 30, 2006 in accordance Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

The impairments recorded in the retail and beverage segments were the result of projected shortfalls in operating cash flows necessary to support the reporting units carrying values. The fair values of the reporting units were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows and consideration of net recoverable values. The impairment charges for our retail segment are reflected in the Company's statement of operations as a component of income (loss) from continuing operations before income taxes. Impairment charges incurred by our beverage segment are reflected in the Company's statement of operations as a component of loss from discontinued operations, net of income tax benefit. The Company incurred no impairment charges in fiscal 2006.

A summary of the impairment charges by entity for fiscal 2005 are as follows (in millions):

                            Continuing       Discontinued      Total
                            Operations       Operations
                            ----------   -------------------   -----

                             Retail         TSI       HNWC     Total
Long-lived assets             $   -        $ 0.4     $ 2.5     $ 2.9
Goodwill                        0.3          0.4       0.4       1.1
Water source                      -          3.7         -       3.7
Customer list                     -          0.3       0.1       0.4
Tradename                       3.9          0.9       0.2       5.0
                              -----        -----     -----     -----
                              $ 4.2        $ 5.7     $ 3.2     $13.1
                              =====        =====     =====     =====

In addition to the impairment charges incurred during fiscal 2005, our HNWC subsidiary also incurred $3.6 million impairment charge in fiscal 2004 related to the HNWC tradename. Based on competitive pressures in the natural


                                    89
spring water bottling business, operating profits and cash flows were lower than expected in fiscal 2004. The impairment charges were calculated based on fair value estimates provided with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows. The resulting $3.6 million impairment charge is reflected in the Company's statement of operations as a component of loss from discontinued operations.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

NONE

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to ensure that information required to be disclosed in the Company's reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act related rules and forms of the SEC. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. As previously disclosed, in the connection with the Company's fiscal year 2005 audit, and the Company's evaluation of disclosure and controls procedures, management determined that material weaknesses existed at September 30, 2005 related to incorrect accounting entries made at the Company's HNWC subsidiary, and interest expense allocations made by the Company to its one of its wholly-owned subsidiaries (The Beverage Group, Inc.) which was a component of discontinued operations. During fiscal 2006, the Company implemented a plan which resulted in the successful remediation and elimination of our material weaknesses in internal control over financial reporting as disclosed in Form 10-K for the fiscal year ended September 30, 2005.

Except for the changes related to the remediated material weaknesses described above, there has been no change during the Company's fiscal year ended September 30, 2006, in the Company's internal controls over financial reporting (as such term is defined in Rules 13(a)-15(f) under the Exchange
Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant's Proxy Statement to be used in connection with the 2007 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the caption "Election of Directors", "Employment Agreements" and "Compensation of Executive Officer" certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. Executive officers are as follows:


    Name             Age                    Position
    ----             ---                    --------
William F. Wright     64                    Chairman of the Board, Director
Christopher H. Atayan 46                    Chief Executive Officer,
                                             Vice Chairman, Director
Kathleen M. Evans     59                    President, Director
Eric J. Hinkefent     45                    President of CNF and HFA
Andrew C. Plummer     32                    Vice President, Acting Chief
                                             Financial Officer and Assistant
                                             Secretary

WILLIAM F. WRIGHT has served as the Chairman and Chief Executive Officer of AMCON Corporation (the former parent of AMCON) since 1976 and as Chairman of the Company since 1981. From 1968 to 1984, Mr. Wright practiced corporate and securities law in Lincoln, Nebraska. Mr. Wright is a graduate of the University of Nebraska and Duke University School of Law.

CHRISTOPHER H. ATAYAN became Chief Executive Officer of the Company effective October 4, 2006. During fiscal 2006, Mr. Atayan served as the Company's Vice Chairman and Chief Corporate Officer and has been a director of the Company since 2004. Mr. Atayan is also Chairman of Hotlink Incorporated and a consultant to Draupnir, LLC, the parent of Draupnir Capital, LLC. Mr. Atayan has served as the Senior Managing Director of Slusser Associates, a New York investment banking firm since 1988.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and certain persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") reports of their ownership of Company Common Stock. Officers, directors and greater-than-ten-percent shareowners are required by SEC regulation to furnish the Company with copies of such Section 16(a) reports they file. To the Company's knowledge, based solely upon review of the copies of Forms 3,4 and 5 furnished to the Company between October 1, 2005 and September 30, 2006, the Company's officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements except as follows: Jeremy W. Hobbs and Allen D. Petersen will file a late Form 3 and Form 4, respectively, for a transaction that occurred on March 6, 2006 and Jeremy W. Hobbs, Allen D. Petersen and William F. Wright will file a late Form 4 for a transaction that occurred on August 31, 2006.

CHANGE OF CONTROL AGREEMENTS

On December 29, 2006, we entered into a change of control agreement with each of Christopher H. Atayan, our Chief Executive Officer, and Kathleen M. Evans, our President (each an "Agreement"). The initial term of the Agreement extends for two years until December 31, 2008. Beginning on December 31, 2007 and each December 31 following, the Agreement term will be automatically extended for one additional year unless we give the applicable officer notice by September 30 of that year. In addition, if a Change in Control (as defined in the Agreement) occurs during the term of the Agreement, the term of this Agreement shall continue for a period of 24 months after the month in which such Change in Control occurred.

The Agreement requires Mr. Atayan or Ms. Evans, as applicable, to remain in our employ for a period of six months after a Change in Control, unless involuntarily terminated by us other than for Cause (as defined in the Agreement) or terminated by the officer for Good Reason (as defined in the Agreement).

If a Change of Control occurs and the term of the Agreement has not expired, we will owe the applicable officer the following:

  - During any period prior to termination of employment that the officer fails to perform full-time duties as a result of disability, total compensation, including base salary, bonus and any benefits, will continue unaffected until either the officer returns to the full-time performance of duties or employment is terminated.

  -  If the officer is terminated for Cause or by   other than for Good
Reason, we shall pay the officer his or her full base salary through the date of termination plus all other amounts to which the officer is then entitled to under any of our compensation or benefit plans.

  - If employment terminates by reason of death, benefits shall be determined in accordance with our retirement, survivor's benefits, insurance and other applicable programs and plans then in effect.

  - If employment is either terminated (other than for Cause or disability) or terminated by the officer for Good Reason, the officer shall be entitled to the following benefits.

                                    92
  -  All accrued compensation and benefits.

  - Subject to adjustment, a severance payment in the form of a cash lump sum distribution equal to Current Annual Compensation (as defined in the Agreement) multiplied by two.

  - Subject to adjustment, life and health insurance benefits (for 24 months after termination or until the officer turns 65 if earlier) that are substantially similar to those received immediately prior to the date of termination. These benefits will be provided at a cost that is no greater than the amount paid for such benefits by active employees who participate in such Corporation-sponsored welfare benefit plan or, if less, the amount paid for such benefits by the officer immediately prior to the event date.

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

                               PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits

    (1) Financial Statements

        The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, page 58.


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

2.2 First Amendment to Asset Purchase Agreement dated June 17, 2004 between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 2.9 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.1 Restated Certificate of Incorporation of the Company, as amended May 11, 2004 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.2  Amended and Restated Bylaws of the Company dated December 27, 2006

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

4.2 Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.3 Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.4 Specimen Series C Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Current Report on Form 8-K filed on March 13, 2006)


                                    94
4.5 Securities Purchase Agreement dated June 17, 2004 between AMCON Distributing Company, William F. Wright and Draupnir, LLC (incorporated by reference to Exhibit 4.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.6 Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.7 Securities Purchase Agreement dated March 3, 2006 between AMCON Distributing Company and Draupnir Capital, LLC. (incorporated by reference to Exhibit 4.3 of AMCON's Current Report on Form 8-K filed on March 13, 2006)

10.1 Amended and Restated Loan and Security Agreement, dated September 30, 2004, between the Company and LaSalle National Bank, as agent (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.2 Revised First Amendment To Amended and Restated Loan and Security Agreement, dated April 14, 2005 (incorporated by reference to Exhibit
      10.2 of AMCON's Form 10-Q filed on May 27, 2005)

10.3 Revised Second Amendment to Amended and Restated Loan and Security Agreement, dated May 23, 2005 (incorporated by reference to Exhibit
      10.3 of AMCON's Quarterly Report on Form 10-Q filed on May 27, 2005)

10.4 Third Amendment to Amended and Restated Loan and Security Agreement, dated August 12, 2005 (incorporated by reference to Exhibit 10.4 of AMCON's Quarterly Report on Form 10-Q filed on August 22, 2005)

10.5 Fourth Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated January 9, 2006 (incorporated by reference to Exhibit
      10.5 of AMCON's annual report on Form 10-K filed on August 23, 2006)

10.6 Fifth Amendment to Amended and Restated Loan and Security Agreement, dated February 8, 2006 (incorporated by reference to Exhibit 10.6 of AMCON's annual report on Form 10-K filed on August 23, 2006)

10.7 Sixth Amendment to Amended and Restated Loan and Security Agreement, dated March 3, 2006 (incorporated by reference to Exhibit
      10.1 of AMCON's Current Report on Form 8-K filed on March 13, 2006)

10.8 Seventh Amendment to Amended and Restated Loan and Security Agreement, dated November 6, 2006 (incorporated by reference to Exhibit 10.37 of AMCON's quarterly report on Form 10-Q filed on November 20, 2006)

10.9 Eighth Amendment to Amended and Restated Loan and Security Agreement, dated December 28, 2006

10.10 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)*


10.11 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

10.12 Agreement, dated September 26, 2006, between the Company and
      William F. Wright regarding Mr. Wright's services to the Company (incorporated by reference to Exhibit 10.1 of AMCON's Interim Report on Form 8-K filed on October 10, 2006)*

10.13 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)*

10.14 Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.15 Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.16 ISDA Master Agreement, dated as of May 12, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit
      10.13 of AMCON's Quarterly Report on Form 10-Q filed on August 11,
      2003)

10.17 Swap Transaction Confirmation ($10,000,000) dated as of May 23, 2003 between the Company and LaSalle Bank National Association (incorporated by reference to Exhibit 10.14 of AMCON's Quarterly Report on Form 10-Q filed on August 11, 2003)

10.18 Promissory Note ($2,828,440), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit
      10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.19 Promissory Note ($500,000), dated as of June 17, 2004 between the Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit
      10.16 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.20 Security Agreement, dated June 17, 2004 by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs,
      Ltd.(incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.21 Shareholders Agreement, dated June 17, 2004, by and between TSL Acquisition Corp, AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.18 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.22 Guaranty and Suretyship Agreement, dated June 17, 2004, by and between AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.19 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)


                                    96
10.23 Mortgage, dated June 17, 2004, by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.(incorporated by reference to Exhibit 10.20 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.24 Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.25 Unconditional Guaranty, dated as of September 30, 2004 between William
      F. Wright and LaSalle Bank, N.A.(incorporated by reference to Exhibit
      3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.26 Guaranty and Suretyship Agreement between William F. Wright and the Company, dated June 17, 2004, regarding the guaranty of the Company's indebtedness to Trinity Springs, Ltd. (now Crystal Paradise Holdings) under the Three Year Note, the Ten Year Note and the Water Royalty (subject to a $5.0 million cap on the Water Royalty).

10.27 Secured Promissory Note ($1,000,000), dated December 14, 2004, issued by Trinity Springs, Inc. to Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.28 Modification and Extension of Second Lien Commercial Mortgage, Assignment of Leases and Rents, and Fixture Filing, dated as of December 14, 2004 between Trinity Springs, Inc. and Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.29 Term Real Estate Promissory Note, dated December 21, 2004, issued by AMCON Distributing Company to M&I (incorporated by reference to
      Exhibit 10.21 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.30 Term Equipment Promissory Note, dated December 21, 2004 issued by AMCON Distributing Company to M&I (incorporated by reference to Exhibit 10.22 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.31 One Hundred Eighty Day Redemption Mortgage and Security Agreement by and between AMCON Distributing Company and M&I (incorporated by reference to Exhibit 10.23 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.32 Security Agreement by and between AMCON Distributing Company and M&I (incorporated by reference to Exhibit 10.24 of AMCON's quarterly report on Form 10-Q filed on February 14, 2005)

10.33 Promissory Note, dated March 30, 2005 issued by Trinity Springs, Inc. to Nebraska Distributing Company (incorporated by reference to Exhibit
      10.28 of AMCON's quarterly report on Form 10-Q filed on August 22,
      2005)



10.34 Subordinated Promissory Note, dated August 8, 2005 issued by Trinity Springs, Inc. to Draupnir, LLC (incorporated by reference to
      Exhibit 10.29 of AMCON's quarterly report on Form 10-Q filed on August 22, 2005)

10.35 Subordinated Promissory Note, dated August 8, 2005 issued by Trinity Springs, Inc. to Aristide Investments, L.P.(incorporated by reference to Exhibit 10.30 of AMCON's quarterly report on Form 10-Q filed on August 22, 2005)

10.36 Subordination Agreement, dated as of August 8, 2005, among Trinity Springs, Inc., Artiside Investment L.P., and Draupnir, LLC
      (incorporated by reference to Exhibit 10.31 of AMCON's quarterly report on Form 10-Q filed on August 22, 2005)

10.37 $400,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated October 20, 2005 (incorporated by reference to Exhibit 10.34 of AMCON's quarterly report on Form 10-Q filed on September 29, 2006)

10.38 $200,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated November 7, 2005 (incorporated by reference to Exhibit 10.35 of AMCON's quarterly report on Form 10-Q filed on September 29, 2006)

10.39 $150,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated December 1, 2005 (incorporated by reference to Exhibit 10.36 of AMCON's quarterly report on Form 10-Q filed on September 29, 2006)

10.40 Change of Control Agreement between the Company and Christopher H. Atayan, dated December 29, 2006

10.41 Change of Control Agreement between the Company and Kathleen M. Evans, dated December 29, 2006

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

23.1  Consent of Independent Registered Public Accounting Firm (McGladery &
      Pullen)

23.2 Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

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



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 28th day of December 2006.


                                   AMCON DISTRIBUTING COMPANY
                                        (registrant)


                                   By: /s/ Christopher H. Atayan
                                   -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer
                                    and Vice Chairman


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 28th day of December 2006.


       Signature                                Title
       ---------                                -----


/s/ William F. Wright             Chairman of the Board and Director
------------------------
William F. Wright


/s/ Christopher H. Atayan         Chief Executive Officer
------------------------            and Vice Chairman
Christopher H. Atayan


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


/s/ Raymond F. Bentele            Director
------------------------
Raymond F. Bentele


/s/ Stanley Mayer                 Director
------------------------
Stanley Mayer


/s/ Timothy R. Pestotnik          Director
------------------------
Timothy R. Pestotnik


/s/ William R. Hoppner            Director
------------------------
William R. Hoppner



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing company
Omaha, Nebraska

We have audited the consolidated financial statements of AMCON Distributing Company and its subsidiaries (the "Company") as of September 30, 2006 and for the year then ended and have issued our report thereon dated December 28, 2006, which report expresses an unqualified opinion. Our audits also included the 2006 information in the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

McGLADREY & PULLEN
Omaha, Nebraska
December 28, 2006




                                   S-1
































                         AMCON Distributing Company
                    Consolidated Financial Statement Schedule


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                Net
                                                               Amounts
                           Balance at           Provision    (Written Off)         Balance at
   Description         Beginning of Period      (Benefit)      Recovered          End of Period
------------------    ----------------------    ---------    -------------    -----------------------
Allowance for
 doubtful accounts    Sep 26, 2003   833,532     (167,920)     (126,008)      Sep 24, 2004    539,604
                      Sep 24, 2004   539,604      220,233      (409,837)      Sep 30, 2005    350,000
                      Sep 30, 2005   350,000      780,247/1/   (195,790)      Sep 30, 2006    934,457
Allowance for
 inventory
 obsolescence         Sep 26, 2003   312,250       77,473             -       Sep 24, 2004    389,723
                      Sep 24, 2004   389,723            -       (33,519)      Sep 30, 2005    356,204
                      Sep 30, 2005   356,204       77,939             -       Sep 30, 2006    434,143



/1/ Includes $405,261 allowance for doubtful accounts for TBG which was reclassified from discontinued operations to continuing operations during fiscal 2006.










                                   S-2