Form 10-K/A
period 2006-09-30
AMCON DISTRIBUTING CO
filed 2007-01-29
CIK 928465

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2006
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________________ to _________________.

                         Commission file number: 1-15589

                           AMCON Distributing Company
             (Exact name of registrant as specified in its charter)

                  Delaware                               47-0702918
      (State or other jurisdiction of        (I.R.S.Employer Identification No.)
       incorporation or organization)

                       7405 Irvington Road, Omaha NE 68122
               (Address of principal executive offices) (Zip Code)

                                 (402) 331-3727
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Each Class Name of Each Exchange on Which Registered
          ------------------- -----------------------------------------
                  None                         N/A

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

The aggregate market value of equity securities held by non-affiliates of the Registrant on March 31, 2006 was approximately $3.7 million.
As of December 25, 2006 there were 527,062 shares of common stock outstanding.

                                EXPLANATORY NOTE

     AMCON Distributing Company ("AMCON" or the "Company") is amending its annual report on Form 10-K for the fiscal year ended September 30, 2006 ("Form 10-K") to include the information required by Part III of the Form 10-K and to supplement the exhibits filed in Part IV of the Form 10-K. Our company filed its Form 10-K on December 29, 2006 and incorporated many sections of Part III by reference to our company's proxy statement to be used in connection with the 2007 annual meeting of shareholders (the "Proxy Statement"). It no longer appears that the Proxy Statement will be filed with the Commission within 120 days of the end of our company's fiscal year ended September 30, 2006. As a result, the Part III information of our company's Form 10-K no longer may be incorporated by reference to the Proxy Statement. Therefore, our company is filing this amended Form 10-K/A to include such Part III information, to remove references to the Proxy Statement and to supplement the exhibits filed in
Part IV. Except as so indicated, our company has made no other changes to its Form 10-K for the year ended September 30, 2006.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

      Directors. Our board of directors currently consists of ten directors. Our articles of incorporation divides the board into three classes of directors, with directors serving staggered terms of three years and until their respective successors are duly elected and qualified or until their respective earlier resignation or removal. Our board of directors has determined that Messrs. Bentele, Hobbs, Loyack, Mayer, Pestotnik and Petersen each satisfies the independence requirements of the Securities and Exchange Commission ("SEC"), and the American Stock Exchange ("AMEX"). The following table sets forth certain information with respect to each member of our board of directors.

                                                                    Director
                  Name             Age  Position With our Company     Since
   Class I:
     William R. Hoppner             57   Director                    1994
     Stanley Mayer                  61   Director                    2002
     William F. Wright              64   Chairman, Director          1986
   Class II:
     Christopher H. Atayan          46   Chief Executive Officer,    2004
                                         Vice Chairman, Director
     Raymond F. Bentele             70   Director                    2002
     Allen D. Petersen              65   Director                    1993
   Class III:
     Kathleen M. Evans              60   President, Director         1986
     Jeremy W. Hobbs                45   Director                    2006
     John R. Loyack                 43   Director                    2003
     Timothy R. Pestotnik           46   Director                    1998

      There is no arrangement or understanding between any director and any other person pursuant to which such director was selected as a director except that the respective holders of our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock each are entitled to vote separately as a single class in electing one member of our board of directors. Spencer Street Investments, Inc., the representative of the holder of our Series B Convertible Preferred Stock, has designated Christopher H. Atayan as the person elected by the holders of our Series B Convertible Preferred Stock to serve on our board of directors.

Draupnir Capital, LLC, the holder of our Series C Convertible Preferred Stock, has designated Jeremy W.Hobbs as the person elected by the holders of our Series C Convertible Preferred Stock to serve on our board of directors.

      Executive Officers. Executive officers of our company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of our company.

            Name              Age        Position

      William F. Wright       64        Chairman of the Board, Director
      Christopher H. Atayan   46        Chief Executive Officer, Vice Chairman,
                                        Director
      Kathleen M. Evans       60        President, Director
      Philip E. Campbell      45        Senior Vice President of Planning and
                                        Compliance
      Andrew C. Plummer       32        Vice President, Chief Financial Officer
                                        and Secretary

      There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer except that under our Securities Purchase Agreement dated as of March 3, 2006 with Draupnir Capital, LLC relating to our sale of 80,000 shares of Series C Convertible Preferred Stock we agreed to reorganize the management of our company. In this regard, the Securities Purchase Agreement provided for the creation of a holding company Office of the Chairman under which William F. Wright was designated as Chairman, Christopher H. Atayan was designated as Vice Chairman and the Chief Financial Officer was to be designated by the holder of the Series C Convertible Preferred Stock. However, the Securities Purchase Agreement acknowledged that there is no limitation of our board's discretion to elect or remove officers or otherwise manage the business and affairs of our company.

      Business Experience of Directors and Executive Officers. The business experience during the last five years of each member of our board of directors, and each executive officer of our company, is as follows:

      Christopher H. Atayan became Chief Executive Officer of our company effective October 4, 2006. During fiscal 2006, Mr. Atayan served as our company's Vice Chairman and Chief Corporate Officer and has been a director of our company since 2004. Mr. Atayan also is Chairman of Hotlink Incorporated and an executive consultant to Draupnir, LLC, the parent of Draupnir Capital, LLC. Mr. Atayan has served as the Senior Managing Director of Slusser Associates, a New York investment banking firm since 1988.

      Raymond F. Bentele served as President and Chief Executive Officer of Mallincrodt, Inc. from 1981 until his retirement in 1992. He currently serves as a director of The Mosaic Company and Leggett & Platt, Incorporated.

      Philip E. Campbell became the Senior Vice President of Planning and Compliance in January 2007. Mr. Campbell has provided consulting services to our company since 2004. Mr. Campbell was most recently the Chief Financial Officer of Franchise Concepts, Inc., a leading franchisor in the retail industry from 2001 to 2004. He has 23 years of accounting, finance and senior management experience in a number of industries and is an officer and director of Hotlink Incorporated.

      Kathleen M. Evans became President of our company in February 1991. Prior to that time she served as Vice President of AMCON Corporation (the former parent of our company) from 1985 to 1991. From 1978 until 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.

      Jeremy W. Hobbs is the President and Chief Executive Officer of Draupnir, LLC, and has served as a founding member and executive officer of Draupnir, LLC from 2002 through December 2005. From 1987 to 2002, Mr. Hobbs was an attorney in the law firm of Krasnow, Cornbath and Hobbs in Chicago, Illinois where he served as managing partner from 1997 to 2002.

      William R. Hoppner served as Senior Vice President of our company from February 2004 to April 2006. Prior to February 2004, he was engaged in the private practice of law. Most recently, from 1999 to 2003, he served in an Of Counsel position to the law firm Rehm and Bennett, P.C. From 1997 through 1998, Mr. Hoppner pursued a political career during which he resigned from our board of directors.

      John R. Loyack currently is President and Chief Executive Officer of CPG International, Inc. Prior to serving in his current position, Mr. Loyack served as Senior Vice President and Chief Financial Officer and Vice President and Chief Accounting Officer at PNM Resources and Director of Financial Accounting and Reporting for Union Pacific Corporation.

      Stanley Mayer has served as a consultant to various companies regarding financial and strategic planning matters since 2002. Mr. Mayer served as Chief Financial Officer for Donruss Playoff, Inc. from 2001 to 2002 and as Vice President of Southern Union Company from 1998 through 2001.

      Timothy R. Pestotnik is an attorney, and a partner in the law firm of Pestotnik + Gold, LLP. Prior to this, he was a partner and chair of the business litigation department at the law firm of Luce, Forward, Hamilton & Scripps, LLP.

      Allen D. Petersen became Chairman of Draupnir LLC in June 2002. For over 10 years prior to that time, Mr. Petersen was Chairman and Chief Executive Officer of American Tool Companies, Inc.

      Andrew C. Plummer became Acting Chief Financial Officer of our company in March 2006 and Chief Financial Officer in January 2007. Prior to his appointment as Acting Chief Financial Officer, he served our company as its Corporate Controller and Manager of SEC Compliance. Prior to joining our company in 2004, Mr. Plummer practiced public accounting for approximately seven years primarily with Deloitte and Touche, LLP. Mr. Plummer is a graduate of Peru State College.

      William F. Wright has served as the Chairman and Chief Executive Officer of AMCON Corporation (the former parent of our company) since 1976 and as Chairman of our company since 1981. From 1968 to 1984, Mr. Wright practiced corporate and securities law in Lincoln, Nebraska. Mr. Wright is a graduate of the University of Nebraska and Duke University School of Law.

      Although not an executive officer of our company, Eric J. Hinkefent is an executive officer of two of our subsidiaries. His business experience during the last five years is as follows:

     Eric J. Hinkefent has served as President of both Chamberlin's Natural Foods, Inc. and Health Food Associates, Inc. since October 2001. Prior to that time he served as President of Health Food Associates, Inc. beginning in 1993. He has also served on the board of The Healthy Edge, Inc. from 1999 through 2003. Mr. Hinkefent is a graduate of Oklahoma State University.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of any class of equity securities of our company registered pursuant to Section 12 of the Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership in such securities and other equity securities of our company. SEC regulations require directors, executive officers and greater than 10% stockholders to furnish our company with copies of all Section 16(a) reports they file.

     To our knowledge, based solely on review of the copies of such reports furnished to our company and written representations that no other reports were required, during our 2006 fiscal year, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% stockholders were complied with on a timely basis, except as follows: Jeremy W. Hobbs and Allen D. Petersen each will file a late Form 3 and Form 4, respectively, for a transaction that occurred on March 6, 2006, and Jeremy W. Hobbs, Allen D. Petersen and William F. Wright each will file a late Form 4 for a transaction that occurred on August 31, 2006.

     Code of Ethics. Our board of directors has adopted a code of ethical conduct that applies to principal executive officers and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002. This code of ethical conduct is available to any stockholder who requests it by writing to our corporate secretary. It also is available on our internet website (www.amcon.com).

Item 11.  Executive Compensation.

     Compensation of Directors. Directors who are not employees of our company are paid according to the following annual scale with no payment of meeting fees:

             Audit Committee - Chair      $40,000
             Audit Committee - Member     $35,000
             Nominating and Corporate
                Governance Committee -
                Chair                     $35,000
             All Other Outside Directors  $30,000

      In addition, all directors are reimbursed for out of pocket expenses related to attending board and committee meetings. During fiscal 2006, Messrs. Loyack, Bentele and Mayer served on a special committee to the board of directors in connection with the contemplated sale of certain assets of our company to William F. Wright, our Chairman. As compensation for the additional services, each member of the special committee received $20,000.

      Non-employee directors are eligible to receive awards of nonqualified stock options which entitle them to purchase shares of our common stock at an exercise price equal to the fair market value of the stock on the date of grant. Such option grants are recommended on an annual basis by our compensation committee, subject to approval by our board of directors. These stock options also have varying vesting schedules ranging up to five years and expire ten years after the date of grant. During fiscal year 2006, no stock options were issued to directors.

      Executive Compensation. The following summary compensation table summarizes compensation information with respect to our chief executive officer and our four other most highly compensated executive officers for our most recent fiscal year. In this report, these individuals are referred to as our "named executive officers." No other executive officers of our company earned salary and bonus in fiscal year 2006 in excess of the disclosure threshold established by federal securities laws.

                                                      Other Annual   All Other
     Name and Principal                               Compensation Compensation
          Position        Year  Salary ($) Bonus ($)    ($) (1)      ($) (2)
     ------------------   ----  ---------- ---------  ------------ ------------
Christopher H. Atayan (3) 2006  138,462      95,000          --           --
     CEO and Vice         2005       --          --          --           --
     Chairman             2004       --          --          --           --

William F. Wright         2006  447,500      25,000      63,645       11,095
     Chairman and         2005  435,000          --      63,645       10,428
     former CEO           2004  421,730      25,000      63,645        9,933

Kathleen M. Evans         2006  364,000      60,000          --       17,907
     President            2005  354,000      25,000          --       10,240
                          2004  331,430     104,430          --        9,417

Andrew Plummer (4)        2006  119,096      25,000          --       11,742
     V.P., Secretary      2005       --          --          --           --
     and CFO              2004       --          --          --           --

Eric J. Hinkefent         2006  150,000      40,000          --        6,480
     President of HFA     2005  150,000      25,000          --        6,400
     and CNF              2004  150,000       5,000          --        6,000

William R. Hoppner (5)    2006  141,346          --      12,500        6,704
     Former Senior        2005  210,000      26,260          --        8,346
     Vice President       2004  116,667          --          --           --

    (1) Amount for fiscal 2006 consists of (i) the value of split dollar life insurance of $39,645 and (ii) auto allowance of $24,000 for Mr. Wright, and director fees of $12,500 for Mr. Hoppner. No disclosure is required in this column for any other named executive officer pursuant to applicable SEC regulations, as the aggregate value of items covered by this column does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus shown for the respective named executive officer.
    (2) These amounts for fiscal year 2006 consist of (i) contributions to our company's Profit Sharing Plan of $10,000, $5,336, $10,000 and $6,480 for Mr. Wright, Mr. Plummer, Ms. Evans and Mr. Hinkefent, respectively, (ii) the values of term life insurance of $1,095 and $907 for Mr. Wright and Ms. Evans, respectively, and (iii) payout of accrued but unused vacation of $6,406 and $7,000 for Mr. Plummer and Ms. Evans, respectively.
    (3) In March 2006, Mr. Atayan was elected as our Vice Chairman and Chief Corporate Officer at an annualized base salary of $300,000. Effective October 4, 2006, Mr. Atayan was elected as our Chief Executive Officer at an annual salary of $385,000.
    (4) Mr. Plummer became a named executive officer in March 2006 with his appointment as the acting Chief Financial Officer at an annualized base salary of $130,000. He was elected as our Chief Financial Officer in January 2007 and currently has an annualized salary of $135,000.
    (5) Mr. Hoppner is now a director of our company. From February 2004 through April 2006 he served as our Senior Vice President. Prior to February 2004, Mr. Hoppner provided consulting services to our company and received consulting fees of $30,000 during fiscal 2004 (which are included in the reported salary).

     During fiscal 2006, Mr. Campbell served as a consultant to our company and was paid $69,062 for those services, in addition to being reimbursed for $11,198 of expenses.

     Stock Option Grants in Our 2006 Fiscal Year. Our company did not grant stock options to any of the named executive officers during fiscal year 2006.

      Option Exercises and Holdings. The following table sets forth information with respect to each named executive officer concerning the exercise of options during fiscal year 2006 and unexercised options held as of September 30, 2006.


                 Aggregated Option/SAR Exercises in last Fiscal Year and September 30, 2006 Option/SAR Values

                                                     Number of Securities
                                                     Underlying Unexercised   Value of Unexercised In-the-
                          Shares                        Options/SARs at          Money Options/SARs at
                          Acquired                     September 30, 2006        September 30, 2006(1)
                          on        Value       --------------------------------------------------------
Name                      Exercise  Realized      Exercisable Unexercisable    Exercisable Unexercisable
--------------------------------------------------------------------------------------------------------
Christopher H. Atayan       --       --                 --          --                  --          --
William F. Wright           --       --                 --          --                  --          --
Kathleen M. Evans           --       --              6,417          --                  --          --
Andrew C. Plummer           --       --                 --          --                  --          --
Eric J. Hinkefent           --       --                917          --                  --          --
William R. Hoppner          --       --              1,284          --                  --          --

-------------------
(1) Based on the difference between the closing sale price of our common stock on September 30, 2006 and the exercise price of the options, the options reported had no value as of that date.

      Long Term Incentive Plans and Other Matters. Our company does not maintain a long term incentive plan or pension plan (as defined in Item 402 of SEC Regulation S-K) for the named executive officers and has not repriced any options or stock appreciation rights for any named executive officers during the last fiscal year.

      Wright Agreement. On September 26, 2006, our company entered into an agreement with William F. Wright in replacement of his January 1, 1998 employment agreement with our company. This new agreement provides that Mr. Wright would cease to be our Chief Executive Officer at the earlier of December 31, 2006 or the appointment of a new Chief Executive Officer (which occurred on October 4, 2006 with the appointment of Christopher H. Atayan as our Chief Executive Officer). The new agreement provides that Mr. Wright will continue as Chairman of the Board through December 31, 2007, and as Vice Chairman thereafter through December 31, 2009. The new agreement supersedes and replaces the employment agreement dated January 1, 1998 between Mr. Wright and our company. However, Mr. Wright continued to receive his compensation and other benefits under the 1998 employment agreement until December 31, 2006. Beginning January 1, 2007, under the new agreement, our company will pay to Mr. Wright the same salary and benefits (including health insurance and auto allowance) which were paid to Mr. Wright on an annual basis as of the date of the new agreement. Mr. Wright's salary for 2007, 2008 and 2009 will be increased to take into account increases (but not decreases) in the cost of living from January 1, 2006 by increasing his salary as of the first day of 2007, 2008 and 2009 to an amount equal to $448,000 multiplied by the ratio of (a) the Consumer Price Index Seasonally Adjusted U.S. City Average For All Items For All Urban Consumers (1982-1984 = 100), which we refer to as the "CPI", for the month ending before such first day to (b) the CPI as in effect on January 1, 2006. The CPI is published in the "Monthly Labor Review" of the Bureau of Labor Statistics of the United States Department of Labor.

     Hinkefent Agreement. Our company has entered into an employment agreement with Eric J. Hinkefent, the President of Health Food Associates, Inc. and Chamberlin Natural Foods, Inc. The agreement has a term which automatically is extended for one year each September 30th unless either our company or the Mr. Hinkefent delivers a notice of non-extension at least 90 days prior to the scheduled automatic renewal date. The agreement provides for a base salary in each year of the term thereof and provides that Mr. Hinkefent shall be eligible to receive a bonus of up to 75% of his base salary based upon performance as determined by the compensation committee. If the employment agreement terminates due to Mr. Hinkefent's disability or death, he or his personal representative is entitled to receive his base salary for a period of six months following the termination. If the employment agreement is terminated for reasons other than serious misconduct (as defined in the agreement), Mr. Hinkefent is entitled to receive a severance package equal to his current base salary plus his previous year's bonus. Mr. Hinkefent was also eligible to participate in our company's 1994 Stock Option Plan, prior to its expiration on June 1, 2004, and in other employee benefit plans maintained by our company, including health and life insurance plans. The agreement contains provisions under which Mr. Hinkefent has agreed to maintain the confidentiality of information concerning our company and its affairs and a covenant not to compete with our company for a period of one year after his employment with our company terminates.

     Change of Control Agreements. On December 29, 2006, we entered into a change of control agreement with each of Christopher H. Atayan, our Chief Executive Officer, and Kathleen M. Evans, our President. Each such agreement is referred to in this section as an "Agreement." The initial term of the Agreement extends for two years until December 31, 2008. Beginning on December 31, 2007 and each December 31 following, the Agreement term automatically will be extended for one additional year unless we give the applicable officer notice by September 30 of that year. In addition, if a change in control (as that term is defined in the Agreement) occurs during the term of the Agreement, the term of the Agreement will continue for a period of 24 months after the month in which such change in control occurred.

     The Agreement requires Mr. Atayan or Ms. Evans, as applicable, to remain in our employ for a period of six months after a change in control, unless involuntarily terminated by us other than for cause (as that term is defined in the Agreement) or terminated by the officer for good reason (as that term is defined in the Agreement).

     If a change of control occurs and the term of the Agreement has not expired, we will owe the applicable officer the following:

     o During any period prior to termination of employment that the officer fails to perform full-time duties as a result of disability, total compensation, including base salary, bonus and any benefits, will continue unaffected until either the officer returns to the full-time performance of duties or employment is terminated.

     o If the officer is terminated for cause or other than for good reason, we will pay the officer his or her full base salary through the date of termination plus all other amounts to which the officer is then entitled under any of our compensation or benefit plans.

     o If employment terminates by reason of death, benefits will be determined in accordance with our retirement, survivor's benefits, insurance and other applicable programs and plans then in effect.

     o If employment is either terminated by our company (other than for cause or disability) or terminated by the officer for good reason, the officer will be entitled to the following benefits:

          o    All accrued compensation and benefits.

          o Subject to adjustment, a severance payment in the form of a cash lump sum distribution equal to current annual compensation (as that term is defined in the Agreement) multiplied by two.

          o Subject to adjustment, life and health insurance benefits (for 24 months after termination or until the officer turns 65 if earlier) that are substantially similar to those received immediately prior to the date of termination. These benefits will be provided at a cost that is no greater than the amount paid for such benefits by active employees who participate in such company-sponsored welfare benefit plan or, if less, the amount paid for such benefits by the officer immediately prior to the event date.

      Compensation Committee Interlocks and Insider Participation. None of the members of our compensation committee is currently or was formerly a company officer or employee. There are no compensation committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Securities Exchange Act of 1934.

      Report of Compensation Committee on Executive Compensation. Notwithstanding anything to the contrary set forth in any of our company's filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the following report of the compensation committee of our board of directors shall not be incorporated by reference into any such filings and shall not otherwise be deemed to be soliciting material or filed under such Acts.

      Compensation Philosophy and Objectives. The compensation committee endeavors to establish total compensation packages for each executive officer that (i) fairly reflects the value of that executive officer's services to our company and (ii) that will permit our company to attract, retain and motivate high quality individuals in its key executive positions. The committee's specific objectives are to: (i) provide annual compensation that takes into account our company's performance relative to its financial goals and objectives; (ii) align the financial interests of the executive officers with those of stockholders by providing equity-based long-term incentives; and (iii) offer a total compensation program for executive officers based on the level of responsibility of the executive's position and necessary skills and experience relative to the other senior management positions and comparative compensation of similarly positioned executives and senior managers of peer companies.

      Compensation Components and Process. Executive officer compensation generally contains three principal components: (i) a base salary; (ii) a cash bonus; and (iii) grants of options to purchase common stock. Mr. Wright's and Mr. Hinkefent's base salaries are also set forth in their employment agreements. The base salaries of other officers are determined as a function of their prior base salaries and the compensation committee's view of base salary levels for executive officers with comparable positions and responsibilities in other companies and are not a function of any specific performance criteria. The compensation committee periodically compares base salaries paid to our company's executive officers with those paid by other public companies engaged in similar industries and that generate revenues in the same range as our company. These companies are not necessarily the same companies that are included in the peer group index (Standard & Poor's 600 Food Distributors Index) used in the Performance Graph included in this report. In general, the compensation committee determined that the base salaries paid to our company's executive officers for fiscal year 2006 fell within the median range of base salaries paid by such comparable companies.

      The process utilized by the committee in determining executive officer compensation levels for all of these components is based upon the committee's judgment and takes into account objective qualitative and quantitative factors. The compensation committee has adopted an executive compensation plan which established performance goals and criteria relating to the amounts of cash bonuses paid to its executive officers in future years. In past years, under the 1994 Stock Option Plan, the compensation committee has granted stock options to executives who meet performance criteria on a discretionary basis. The 1994 Stock Option Plan expired on June 1, 2004, and our company has not yet adopted a replacement plan.

      The bonus portion of Mr. Wright's, Mr. Atayan's and Ms. Evans's compensation is paid based upon the performance goals established by the compensation committee and approved by the board of directors. In addition to bonuses paid in accordance with the executive compensation plan, the compensation committee may award additional bonus amounts on a discretionary basis if the compensation committee deems it to be appropriate. The bonus portion of Mr. Plummer's, Mr. Hinkefent's and Mr. Campbell's compensation is paid on a discretionary basis based upon the Chief Executive Officer's assessment of his individual performance and the overall performance of our company during the most recently completed fiscal year with respect tostockholder value, stock price, sales growth and net income. In general, the compensation committee's practice has been to award cash bonuses to the executive officers with respect to a particular fiscal year in amounts consistent with cash bonuses awarded in prior fiscal years as long as our company achieves established financial and performance goals.

      Compensation of Chairman and Former CEO. As discussed above, Mr. Wright's base salary in fiscal 2006 was set by his prior employment agreement. It is the view of the compensation committee, based upon its periodic review of base salaries paid to chief executive officers of similarly situated companies, that Mr. Wright's base salary is reasonable and within the median range paid by such other companies. Based on the performance criteria set forth in the executive compensation plan, Mr. Wright was awarded a cash bonus of $25,000, which was equal to 5.6% of his base salary for fiscal year 2006. No stock option grants were awarded to Mr. Wright in fiscal year 2006.

                             Compensation Committee

                 Stanley Mayer Raymond F. Bentele John R. Loyack

      Company Performance. The following stock performance graph and table provide a comparison over the five-year period ending September 30, 2006 of the cumulative total return from a $100 investment in our company's common stock with the stocks listed on the American Stock Exchange Composite Total Return Index and the Standard & Poor's 600 Food Distributors Index.

      [GRAPHIC OMITTED]




The comparison of cumulative total returns presented in the above graph was plotted using the following index values and common stock price values:

                                   9/28/01 9/27/02 9/26/03  9/24/04 9/30/05  9/30/06
                                   ------- ------- -------  ------- -------  -------
AMCON Distributing Company         $100.00 $118.55 $106.33   $78.28  $80.69   $49.96
AMEX Total Return Index            $100.00  $87.99 $112.81  $130.70 $154.58  $167.59
S&P 600 Food Distributors Index    $100.00  $66.44  $75.29   $71.95  $95.30   $79.09
Index

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Ownership of Common Stock. The table below sets forth information, as of December 31, 2006 (unless otherwise indicated below), with respect to the beneficial ownership of shares of all series of our common stock by:

          o each person known to our company to own beneficially more than 5% of the aggregate number of the outstanding shares of our common stock;

          o our chief executive officer and each of the other named executive officers;

          o    each of our directors; and

          o    our executive officers and directors as a group.

Each of the persons, or group of persons, in the table below has sole voting power and sole dispositive power as to all of the shares of our common stock shown as beneficially owned by them, except as otherwise indicated.

                                           Number of Shares
                                            and Nature of
                                              Beneficial     Percent of Shares
    Name of Beneficial Owner                   Ownership        Outstanding
    ------------------------               ----------------  -----------------
    Directors and Executive Officers:
      William F. Wright (1)                     148,958            27.4%
      Christopher H. Atayan (2)                   8,169             1.5%
      Kathleen M. Evans (3)                      30,839             5.8%
      Philip E. Campbell                             --               --
      Andrew C. Plummer                              --               --
      Eric J. Hinkefent (4)                         917                *
      Raymond F. Bentele (5)                        834                *
      Jeremy W. Hobbs (6)                       250,803            33.9%
      William R. Hoppner (7)                     16,961             3.2%
      John R. Loyack (8)                            834                *
      Stanley Mayer (9)                             834                *
      Timothy R. Pestotnik (10)                  40,049             7.1%
      Allen D. Petersen (11)                    266,323            35.8%
      All directors and executive officers
      as a group (13 persons)                   466,706            59.8%
    Other Principal Stockholders:
      Alexander Dawson Foundation (12)           81,135            13.3%
      Wendy M. Wiseman (13)                      34,569             6.6%
      Ane Patterson Shields (14)                 26,797             5.1%
      Draupnir, LLC/ Draupnir Capital, LLC (15) 212,826            28.8%
      The Lifeboat Foundation (16)               37,849             7.2%
--------------------
      *   Signifies less than 1%

     1. The shares reported include 16,496 shares of common stock issuable upon conversion of 20,000 shares of our Series A Convertible Preferred Stock at a price of $30.31 per share, which are held in the name of Aristide Investments, L.P. Also includes 10,291 shares of common stock held by AMCON Corporation, as to which Mr. Wright shares voting and dispositive power. The information provided is based on the Schedule 13D filed with the SEC on September 20, 2006. Mr. Wright's address is 7405 Irvington Road, Omaha, NE 68122.

     2. The shares reported include 8,114 shares of common stock issuable upon conversion of shares of shares of convertible preferred stock at the option of the holder.

     3. The shares reported include options to purchase 6,417 shares of common stock at an average exercise price of $20.46 per share which may be exercised currently.

     4. The shares reported include options to purchase 917 shares of common stock at an exercise price of $45.68 per share which may be exercised currently.

     5. The shares reported include options to purchase 834 shares of common stock at an exercise price of $27.00 per share which may be exercised currently.

     6. The shares reported include 37,849 shares of common stock held by the Lifeboat Foundation, over which Mr. Hobbs may be deemed to share voting power as a director. Also includes include 146,842 shares of common stock issuable upon conversion of 80,000 shares of Series C Convertible Preferred Stock at a price of $13.62 per share and 16,496 shares of common stock issuable upon conversion of 20,000 shares of Series A Convertible Preferred Stock at a price of $30.31 per share, each held by Draupnir Capital, LLC, and 49,488 shares of common stock that would be issued upon conversion of 60,000 shares of Series A Convertible Preferred Stock held by Draupnir, LLC, for which the Mr. Hobbs has shared dispositive and voting power.

     7. The shares reported include options to purchase 1,284 shares of common stock at an average exercise price of $40.33 per share which may be exercised currently.

     8. The shares reported include options to purchase 834 shares of common stock at an exercise price of $28.26 per share which may be exercised currently.

     9. The shares reported include options to purchase 834 shares of common stock at an exercise price of $26.88 per share which may be exercised currently.

     10. The shares reported include 37,849 shares of common stock held by the Lifeboat Foundation, over which Mr. Pestotnik may be deemed to share voting power as a director, and options to purchase 1,284 shares of common stock at an average exercise price of $40.33 per share which may be exercised currently.

     11. The shares reported include 146,842 shares of common stock issuable upon conversion of 80,000 shares of Series C Convertible Preferred Stock at a price of $13.62 per share and 16,496 shares of common stock issuable upon conversion of 20,000 shares of Series A Convertible Preferred Stock at a price of $30.31 per share, each held by Draupnir Capital, LLC, and 49,488 shares of common stock that would be issued upon conversion of 60,000 shares of Series A Convertible Preferred Stock held by Draupnir, LLC, for which the Mr. Petersen has shared dispositive and voting power, 3,118 shares of common stock issuable upon the exercise of all options held by Mr. Petersen and 2,240 shares of common stock held by the 2003 Allen D. Petersen Irrevocable Trust, over which Mr. Petersen has sole voting power as sole trustee. Also includes 10,291 shares of common stock held by AMCON Corporation, as to which Mr. Petersen shares voting and dispositive power. In addition, the shares reported include 37,849 shares of common stock held by the Lifeboat Foundation, over which Mr. Petersen may be deemed to share voting power as a director, but as to which Mr. Petersen disclaims beneficial ownership. Mr. Petersen's address is 515 North State Street, Suite 2650, Chicago, IL 60610.

     12. The shares reported are issuable upon conversion of shares of our Series B Convertible Preferred Stock, held by Spencer Street Investments, Inc. (a wholly-owned subsidiary of Alexander Dawson, Inc., which is wholly-owned by Alexander Dawson Foundation). The information provided is based on the Schedule 13D filed with the SEC on November 12, 2004. The holder's address is 4045 South Spencer Street, Suite 312, Las Vegas, NV 89119.

     13. The information provided is based on the Schedule 13G filed with the SEC on February 7, 2006. The holder's address is 9489 North 135th Way, Scottsdale, AZ 85259.

     14. The information provided is based on the Schedule 13G filed with the SEC on February 14, 2001. The holder's address is 3055 St. Thomas Drive, Missoula, MT 59803.

     15. The shares reported include 146,842 shares of common stock issuable upon conversion of 80,000 shares of our Series C Convertible Preferred Stock at a price of $13.62 per share and 49,488 shares of common stock issuable upon conversion of 60,000 shares of Series A Convertible Preferred Stock at a price of $30.31 per share, in each case, held by Draupnir, LLC, and 16,496 shares of common stock issuable upon conversion of 20,000 shares of Series A Convertible Preferred Stock at a price of $30.31 per share, held by Draupnir, LLC's subsidiary, Draupnir Capital LLC. The information provided is based on the
          Schedule 13D filed with the SEC on September 20, 2006. The address of each holder is 515 North State Street, Suite 2650, Chicago, IL 60610.

     16. The information provided is based on the Schedule 13D filed with the SEC on September 20, 2006. Mr. Petersen, Mr. Hobbs and Mr. Pestotnik each are members of Lifeboat's Board of Directors. The holder's address is 515 North State Street, Suite 2650, Chicago, IL 60610.

      Securities Authorized For Issuance Under Equity Compensation Plans. The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of September 30, 2006.


                                                                              Number of securities
                        Number securities                              remaining available for future
                        to be issued upon         Weighted-average           issuance under equity
                          exercise of            exercise price of            compensation plans
                       outstanding options,     outstanding options,   (excluding securities reflected
Plan category          warrants and rights       warrants and rights            in column (a))
------------------------------------------------------------------------------------------------------
                              (a)                       (b)                          (c)
Equity compensation
plans approved by
security holders (1)        23,065                    $30.54                         --

Equity compensation
plans not approved by
security holders (2)         8,188                    $30.85                         --

        Total               31,253                    $30.62                         --
------------------

(1) Our 1994 Stock Option Plan allowed for the issuance of up to 550,000 shares of common stock. On June 1, 2004, the 1994 Stock Option Plan expired. The compensation committee is evaluating various equity based compensation programs to be implemented in the future.

(2) Represents stock options to purchase 8,188 shares of common stock issued to non-employee directors as described under "Compensation of Directors" in
     Item 11 of this report.

Item 13.  Certain Relationships and Related Transactions.

      AMCON Corporation. William F. Wright, Kathleen M. Evans, Jeremy W. Hobbs and Allen D. Petersen are officers, directors or stockholders of AMCON Corporation, which is engaged in the beer distribution business in eastern Nebraska through a wholly owned subsidiary. AMCON Corporation provides our company with offices and administrative services and our company reimburses AMCON Corporation for a proportionate share of the costs of these offices and services based upon our respective usages. Our company paid AMCON Corporation $72,000 during fiscal 2006 under this arrangement. In fiscal 2007, it is anticipated that our company will pay AMCON Corporation $72,000 under this arrangement. Our company believes the terms on which AMCON Corporation supplies these offices and services to our company are no less favorable than would otherwise be available from unaffiliated parties.

      Sale of Series C Convertible Preferred Stock to Draupnir Capital. On March 7, 2006, our company entered into a Securities Purchase Agreement dated as of March 3, 2006 with Draupnir Capital, LLC relating to our sale of 80,000 shares of Series C Convertible Preferred Stock in a private placement under Section 4(2) of the Securities Act of 1933, as amended. The Securities Purchase Agreement provided for a total cash purchase price of $2,000,000, or $25 per share. The proceeds from the sale of the Series C Convertible Preferred Stock was used to pay down our company's existing secured credit facilities from LaSalle Bank National Association. As a part of the Series C Convertible Preferred Stock transaction, our company agreed to increase the size of the board and to cause Draupnir Capital's nominee, Jeremy W. Hobbs, to be elected to fill the resulting vacancy. In connection with any vote or meeting of our stockholders at which directors are to be elected, our company has agreed that it will nominate Draupnir Capital's nominee and will use its reasonable best efforts to cause such nominee to be elected to our board. Draupnir Capital is a wholly owned subsidiary of Draupnir, LLC. Allen D. Petersen and Jeremy W. Hobbs are members and managers of Draupnir, LLC, and Mr. Hobbs serves as its Chief Executive Officer. Christopher H. Atayan is an executive consultant to Draupnir, LLC.

      Lending Arrangements. Our company's Chairman, William F. Wright, has personally guaranteed repayment of the facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Loan B and certain other deductions, which resulted in the guaranteed principal outstanding being reduced to $6.2 million as of January 25, 2007. AMCON will pay our company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee.

      During fiscal 2006, Draupnir, LLC, a private equity firm whose members include Allen D. Petersen and Jeremy W. Hobbs, both directors of our company, extended a $750,000 loan to our company's subsidiary, Trinity Springs, Inc. ("TSI"). During fiscal 2005, Allen D. Petersen extended a $1,000,000 revolving line of credit to TSI. Additionally, AMCON Corporation, Aristide Investments, L.P. and Draupnir, LLC lent TSI $500,000, $250,000 and $250,000, respectively during fiscal 2005. Aristide Investments, L.P. is a California limited partnership of which our Chairman, William F. Wright, is a partner.

      Our company's Chairman, William F. Wright, has also guaranteed certain payments in connection with our company's acquisition of TSI in fiscal 2004, but is not being paid a fee in connection with this guarantee.

Item 14.  Principal Accountant Fees and Services.

      Independent Auditor Fees and Services. The following table presents fees for professional audit services rendered by our independent registered public accounting firms for the audit of our annual financial statements for our 2005 and 2006 fiscal years, and fees billed for other services rendered by our independent registered public accounting firms during such fiscal years. All audit and non-audit services provided to our company by our independent registered public accounting firms were approved by our audit committee.

      Type of Fee                             2005            2006
      -----------                             ----            ----
      Audit Fees (1)                        $989,685        $459,000
      Audit-Related Fees (2)                 $14,675         $34,200
      Tax Fees (3)                          $125,621         $55,786
      All Other Fees                         $39,510          $6,030
                                             -------          ------
      Total                               $1,169,491        $555,016
                                          ==========        ========

      -------------------
      (1) Audit Fees, including those for statutory audits, include the aggregate fees paid by us during our 2005 and 2006 fiscal years for professional services rendered for the audit of our annual financial statements and the audit of internal control over financial reporting, as well as the review of financial statements included in our quarterly reports on Form 10-Q and the audit of our annual financial statements included in our amendment of our fiscal 2004 annual report on Form 10-K that occurred in fiscal 2005.
      (2) Audit Related Fees include the aggregate fees paid by us during our 2005 and 2006 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees, including services provided with respect to the audit of our company's employee benefit plans and with respect to business acquisitions and compliance with Sarbanes-Oxley Act and related regulatory matters.
      (3) Tax Fees include the aggregate fees paid by us during our 2005 and 2006 fiscal years for professional services rendered for preparation of tax returns, research and general advice relating to tax issues and compliance.

      In making its determination regarding the independence of Deloitte & Touche, LLP and McGladrey and Pullen, LLP, respectively, our audit committee considered whether the provision of the services for which we incurred the "Audit-Related Fees," "Tax Fees," and "All Other Fees" was compatible with maintaining such independence.

      Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services. Pursuant to its charter, the audit committee of our board of directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between our company and its independent auditors. Our engagement of McGladrey and Pullen, LLP to conduct the audit of our company for our 2006 fiscal year was approved by the audit committee on August 30, 2006. Additionally, each permissible non-audit engagement or relationship between our company and our independent registered public accounting firms entered into since September 30, 2005 has been reviewed and approved by the audit committee. All audit-related, tax and all other fees were pre-approved by the audit committee. We have been advised by McGladrey and Pullen, LLP that substantially all of the work done in conjunction with its audit of our financial statements for the most recently completed fiscal year was performed by permanent full time employees and partners of McGladrey and Pullen, LLP.

      The audit committee of our board of directors has adopted the following guidelines regarding the engagement of our independent registered public accounting firm to perform services for our company:

      The audit committee will pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for our company by its independent registered public accounting firm, subject to the exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 which must be approved by the audit committee prior to the completion of the audit.

      Change in our Independent Auditor. On August 30, 2006, our audit committee appointed McGladrey and Pullen, LLP as our independent registered public accounting firm to audit our financial statements as of and for the year ended September 30, 2006.

      On August 28, 2006, our independent registered public accounting firm, Deloitte & Touche, LLP provided the chairman of our audit committee with the oral communication that it would decline to stand for re-election as our independent registered accounting firm if asked to do so by our company.

      Deloitte & Touche's reports on our company's financial statements for our 2004 and 2005 fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Deloitte & Touche's report, dated August 21, 2006, on our company's September 30, 2005, September 24, 2004 and September 26, 2003 financial statements included an explanatory paragraph regarding litigation relating to our June 2004 purchase of Trinity Springs, Inc. and an explanatory paragraph relating to the restatement of our company's 2004 financial statements. Additionally, Deloitte & Touche's report dated January 7, 2005, (August 19, 2005 as to the effects of a subsequent event and as to the effects of restatements of our company's 2004 and 2003 financial statements) on our company's September 24, 2004, September 26, 2003 and September 27, 2002 financial statements included an explanatory paragraph related to the restatements of our company's 2004 and 2003 financial statements.

      During our 2004 and 2005 fiscal years and the subsequent interim period to August 28, 2006, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

      During our 2004 and 2005 fiscal years and the subsequent interim period to August 28, 2006, there have been no events of the type required to be reported pursuant to Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended, except that Deloitte & Touche and our company identified material weaknesses in our company's internal control over financial reporting related to (i) inventory accounting errors that occurred at one of our subsidiaries, (ii) the application of accounting literature for discontinued operations, (iii) insufficient levels of appropriately qualified and trained personnel in the accounting office of a subsidiary, (iv) insufficient oversight and review of disclosure controls and procedures of our subsidiaries and (v) our company's disclosure controls and procedures with respect to the application of accounting guidance in certain Emerging Issues Task Force applications and other accounting standards relating to financing transactions, including the transaction's impact on diluted earnings per share. The material weaknesses have previously been disclosed in our periodic filings on Forms 10-K and Forms 10-Q, and amendments thereto, filed with the SEC. The material weaknesses resulted in the restatement of our company's financial statements.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

In addition to the exhibits filed on December 29, 2006 with our annual report on Form 10-K for the fiscal year ended September 30, 2006 ("Form 10-K"), and the exhibits incorporated by reference in our Form 10-K, all of which are incorporated herein by reference, the following exhibits are filed herewith:

Exhibit No.                               Description

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMCON DISTRIBUTING COMPANY


Dated:  January 29, 2007         By  /s/ Christopher H. Atayan
                                     -------------------------------------------
                                     Christopher H. Atayan, Chief Executive
                                     Officer and Vice Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                           Signature and Title

January 29, 2007                     /s/ Christopher H. Atayan
                                     -------------------------------------------
                                     Chief Executive Officer, Vice Chairman and
                                     Director (Principal Executive Officer)

January 29, 2007                     /s/ William F. Wright
                                     -------------------------------------------
                                     William F. Wright, Chairman of the Board
                                     and Director

January 29, 2007                     /s/ Andrew C. Plummer
                                     -------------------------------------------
                                     Andrew C. Plummer, Vice President and Chief
                                     Financial Officer (Principal Financial
                                     Officer and Principal Accounting Officer)

January 29, 2007                     /s/ Kathleen M. Evans
                                     -------------------------------------------
                                     Kathleen M. Evans, President and Director

January 29, 2007                     /s/ Allen D. Petersen
                                     -------------------------------------------
                                     Allen D. Petersen, Director

January 29, 2007                     /s/ Jeremy W. Hobbs
                                     -------------------------------------------
                                     Jeremy W. Hobbs, Director

January 29, 2007                     /s/ John R. Loyack
                                     -------------------------------------------
                                     John R. Loyack, Director

January 29, 2007                     /s/ Raymond F. Bentele
                                     -------------------------------------------
                                     Raymond F. Bentele, Director

January 29, 2007                     /s/ Stanley Mayer
                                     -------------------------------------------
                                     Stanley Mayer, Director

January 29, 2007                     /s/ Timothy R. Pestotnik
                                     -------------------------------------------
                                     Timothy R. Pestotnik, Director

January 29, 2007                     /s/ William R. Hoppner
                                     -------------------------------------------
                                     William R. Hoppner, Director

                                  EXHIBIT INDEX

Exhibit No.                   Description                               Page No.
-----------                   -----------                               --------

31.1        Certification of Chief Executive Officer pursuant to
            Rule 13a-14(a) and Rule 15d-14(a) of the Securities
            Exchange Act, as amended.

31.2        Certification of Chief Financial Officer pursuant to
            Rule 13a-14(a) and Rule 15d-14(a) of the Securities
            Exchange Act, as amended.

32.1        Certification of Chief Executive Officer pursuant to
            18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer pursuant to
            18 U.S.C. 1350, as adopted pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002.
-----------------------