Form 10-Q
period 2006-12-31
AMCON DISTRIBUTING CO
filed 2007-01-29
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2006

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

The Registrant had 527,062 shares of its $.01 par value common stock outstanding as of January 22, 2007.

                                                                Form 10-Q
                                                               1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          December 31, 2006 (unaudited) and September 30, 2006            3

          Condensed consolidated unaudited statements of operations
          for the three months ended December 31, 2006 and
          2005                                                            4

          Condensed consolidated unaudited statements of cash flows
          for three months ended December 31, 2006 and
          2005                                                            5

          Notes to condensed consolidated unaudited
          financial statements                                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     31

Item 4.   Controls and Procedures                                        31

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              32

Item 1A.  Risk Factors                                                   34

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    34

Item 3.   Defaults Upon Senior Securities                                34

Item 4.   Submission of Matters to a Vote of Security Holders            34

Item 5.   Other Information                                              34

Item 6.   Exhibits                                                       34




PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                 Condensed Consolidated Balance Sheets
                               December 31, 2006 and September 30, 2006
-----------------------------------------------------------------------------------------------------
                                                                     December 2006     September 2006
                                                                      (Unaudited)
                                                                      ------------     --------------
                      ASSETS
Current assets:
  Cash                                                               $    433,565       $    481,138
  Accounts receivable, less allowance for doubtful
    accounts of $0.9 million and $0.9 million, respectively            28,207,328         27,815,751
  Inventories, net                                                     26,291,459         24,443,063
  Deferred income taxes                                                 1,972,988          1,972,988
  Current assets of discontinued operations                                13,744          1,172,805
  Prepaid and other current assets                                      5,054,447          5,369,154
                                                                     ------------       ------------
     Total current assets                                              61,973,531         61,254,899

Property and equipment, net                                            12,248,355         12,528,539
Goodwill                                                                5,848,808          5,848,808
Other intangible assets                                                 3,429,869          3,439,803
Deferred income taxes                                                   5,857,028          6,772,927
Noncurrent assets from discontinued operations                          2,382,648          3,774,106
Other assets                                                            1,313,750          1,247,464
                                                                     ------------       ------------
                                                                     $ 93,053,989       $ 94,866,546
                                                                     ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                   $ 13,830,334       $ 14,633,124
  Accrued expenses                                                      4,483,797          4,687,789
  Accrued wages, salaries and bonuses                                   1,362,488          1,879,699
  Income taxes payable                                                     69,987            168,936
  Current liabilities of discontinued operations                        5,747,896          7,461,549
  Current maturities of credit facility                                 3,896,000          3,896,000
  Current maturities of long-term debt                                    492,816            524,130
                                                                     ------------       ------------
     Total current liabilities                                         29,883,318         33,251,227
                                                                     ------------       ------------
Credit facility, less current maturities                               45,661,073         44,927,429
Long-term debt, less current maturities                                 6,939,204          7,069,357
Noncurrent liabilities of discontinued operations                       4,865,822          5,087,230

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645          1,857,645

Series C cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,982,372          1,982,372

Commitments and contingencies (Note 11)

Shareholders' equity (deficiency):
  Preferred stock, $0.01 par, 1,000,000 shares authorized,
    none outstanding                                                            -                  -
  Common stock, $.01 par value, 3,000,000
    shares authorized, 527,062 outstanding                                  5,271              5,271
  Additional paid-in capital                                            6,281,476          6,278,476
  Accumulated deficit                                                  (6,860,547)        (8,030,816)
                                                                     ------------       ------------
     Total shareholders' deficiency                                      (573,800)        (1,747,069)
                                                                     ------------       ------------
                                                                     $ 93,053,989       $ 94,866,546
                                                                     ============       ============
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                 AMCON Distributing Company and Subsidiaries
                          Condensed Consolidated Unaudited Statements of Operations
                            for the three months ended December 31, 2006 and 2005
---------------------------------------------------------------------------------------------------------
                                                                               2006             2005
                                                                           -------------    -------------
Sales (including excise taxes of
 $49.5 million and $48.2 million,
 respectively)                                                             $ 209,366,149    $ 198,217,081

Cost of sales                                                                194,325,018      184,189,751
                                                                           -------------    -------------
Gross profit                                                                  15,041,131       14,027,330
                                                                           -------------    -------------

Selling, general and administrative expenses                                  12,405,083       12,650,217
Depreciation and amortization                                                    457,843          478,725
                                                                           -------------    -------------
                                                                              12,862,926       13,128,942
                                                                           -------------    -------------
Operating income                                                               2,178,205          898,388
                                                                           -------------    -------------
Other expense (income):
   Interest expense                                                            1,268,662        1,157,466
   Other (income), net                                                           (31,081)         (20,782)
                                                                           -------------    -------------
                                                                               1,237,581        1,136,684
                                                                           -------------    -------------
Income (loss) from continuing operations
  before income taxes                                                            940,624         (238,296)

Income tax expense (benefit)                                                     363,000          (79,000)
                                                                           -------------    -------------
Income (loss) from continuing operations                                         577,624         (159,296)
                                                                           -------------    -------------
Discontinued operations (Note 2)

 Gain on disposal of discontinued operations,
  net of income tax expense of $0.7 million                                      895,588                -

 (Loss) from discontinued operations,
  net of income tax (benefit) of ($0.1) million
  and ($0.6) million, respectively                                              (197,410)      (1,027,638)
                                                                           -------------    -------------
Income (loss) on discontinued operations                                         698,178       (1,027,638)
                                                                           -------------    -------------
Net income (loss)                                                              1,275,802       (1,186,934)

Preferred stock dividend requirements                                           (105,533)         (74,867)
                                                                           -------------    -------------
Net income (loss) available to common shareholders                         $   1,170,269    $  (1,261,801)
                                                                           =============    =============
   Basic earnings (loss) per share
     available to common shareholders:
      Continuing operations                                                $        0.90    $       (0.44)
      Discontinued operations                                                       1.32            (1.95)
                                                                           -------------    -------------
   Net basic earnings (loss) per share
     available to common shareholders                                      $        2.22    $       (2.39)
                                                                           =============    =============
   Diluted earnings (loss) per share
     available to common shareholders:
      Continuing operations                                                $        0.68    $       (0.44)
      Discontinued operations                                                       0.81            (1.95)
                                                                           -------------    -------------
   Net diluted earnings (loss) per share
     available to common shareholders                                      $        1.49    $       (2.39)
                                                                           =============    =============

Weighted average shares outstanding:
  Basic                                                                          527,062          527,062
  Diluted                                                                        854,427          527,062


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                    AMCON Distributing Company and Subsidiaries
                             Condensed Consolidated Unaudited Statements of Cash Flows
                            for the three month periods ended December 31, 2006 and 2005
----------------------------------------------------------------------------------------------------
                                                                            2006            2005
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $  1,275,802    $  (1,186,934)
  Deduct: income (loss) from discontinued operations, net of tax            698,178       (1,027,638)
                                                                       ------------     ------------
 Income (loss) from continuing operations                                   577,624         (159,296)

  Adjustments to reconcile net income (loss) from
   continuing operations to net cash flows
    from operating activities:
     Depreciation                                                           447,909          468,792
     Amortization                                                             9,934            9,933
     (Gain) loss on sale of property and equipment                          (11,116)           2,035
     Stock based compensation                                                 3,000           15,000
     Deferred income taxes                                                  915,899         (543,423)
     Provision for losses on doubtful accounts                              (76,196)               -
     Provision for losses on inventory obsolescence                         172,503           88,132

  Changes in assets and liabilities:
     Accounts receivable                                                   (315,381)       1,686,986
     Inventories                                                         (2,020,899)      (4,710,930)
     Other current assets                                                   314,707          579,042
     Other assets                                                           (66,286)          (7,836)
     Accounts payable                                                      (802,790)       1,672,707
     Accrued expenses and accrued wages, salaries and bonuses              (721,203)        (935,357)
     Income tax payable and receivable                                      (98,949)        (118,798)
                                                                       ------------     ------------
Net cash flows from operating activities - continuing operations         (1,671,244)      (1,953,013)
Net cash flows from operating activities - discontinued operations       (1,844,710)        (529,260)
                                                                       ------------     ------------
Net cash flows from operating activities                                 (3,515,954)      (2,482,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (170,809)        (133,871)
     Proceeds from sales of property and equipment                           14,200           29,599
                                                                       ------------     ------------
Net cash flows from investing activities - continuing operations           (156,609)        (104,272)
Net cash flows from investing activities - discontinued operations        3,753,394          (17,771)
                                                                       ------------     ------------
Net cash flows from investing activities                                  3,596,785         (122,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on bank credit agreements                               733,644        3,194,790
     Dividends paid on preferred stock                                     (105,533)         (74,867)
     Principal payments on long-term debt                                  (161,467)        (163,491)
                                                                       ------------     ------------
Net cash flows from financing activities - continuing operations            466,644        2,956,432
Net cash flows from financing activities - discontinued operations         (595,048)         633,543
                                                                       ------------     ------------
Net cash flows from financing activities                                   (128,404)       3,589,975
                                                                       ------------     ------------
Net change in cash                                                          (47,573)         985,659

Cash, beginning of period                                                   481,138          546,273
                                                                       ------------     ------------
Cash, end of period                                                    $    433,565     $  1,531,932
                                                                       ============     ============










Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $  1,262,202     $  1,162,291
  Cash paid (refunded) during the period for income taxes                    98,949          (26,890)

Supplemental disclosure of non-cash information:
  Buyer's assumption of HNWC lease in connection with
  the sale of HNWC's assets - discontinued operations                       225,502                -


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.



               AMCON Distributing Company and Subsidiaries
         Notes to Condensed Consolidated Unaudited Financial Statements
----------------------------------------------------------------------------

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

The accompanying condensed consolidated unaudited financial statements include the accounts of AMCON Distributing Company and its subsidiaries.
The Company continues to consolidate all of Trinity Springs, Inc. ("TSI") losses in discontinued operations even though it owns 85% of the stock of TSI because the minority shareholders have not guaranteed any of the debt or committed additional capital to TSI. See Note 11 related to ongoing TSI litigation.

All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. The Company believes that although the disclosures are adequate to prevent the information presented from being misleading, these condensed consolidated unaudited financial statements should be read in conjunction with the Company's annual audited consolidated financial statements for the year ended September 30, 2006, as filed with the Securities and Exchange Commission on Form 10-K ("2006 Annual Report").

For convenience, the first fiscal quarters of 2007 and 2006 have been referred to throughout this quarterly report as December 2006 and December 2005, respectively.

Stock-based Compensation
------------------------
Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan under which the Compensation Committee of the Board of Directors could grant incentive stock options and non-qualified stock options. The Company adopted SFAS No. 123 (revised 2004) (SFAS 123R), Share Based Payment, on October 1, 2005 whereby compensation costs associated with the unvested portion of previously granted employee stock options have been recognized in the statement of operations since adoption. This expense has been reflected in the consolidated statement of operations under "selling, general and administrative expenses." Accordingly, the Company has recorded compensation expense of $3,000 and $15,000 for three month periods ended December 2006 and December 2005, respectively.

Recently Issued Accounting Pronouncements
-----------------------------------------
On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

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

2.  DISPOSITIONS

Discontinued operations includes the assets and liabilities of TSI and HNWC at December 31, 2006 and TBG as of December 2005. TBG ceased on-going operations effective March 31, 2005 at which time it was classified as discontinued operations. In April 2006, the Company successfully concluded its wind-down plan of TBG's operations at which time its residual liabilities were reclassified to continuing operations. This reclassification has been reflected throughout this Quarterly Report on Form 10-Q.

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

Hawaiian Natural Water Company, Inc. (HNWC)
-------------------------------------------
In September 2006, all of the criteria of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" were met and the Company classified HNWC as a component of discontinued operations. On November 20, 2006, all of the operating assets of HNWC were sold for approximately $3.8 million in cash plus the buyer's assumption of all operating and capital leases. The significant operating assets consisted of accounts receivable, inventory, furniture and fixtures, intellectual property and all of its bottling equipment. In connection with the sale, the Company has recorded a $1.6 million pretax gain on disposal of discontinued operations in the first quarter of fiscal 2007. HNWC, which was headquartered in Pearl City, Hawaii, was part of the Company's former beverage segment. HNWC bottled, marketed and distributed Hawaiian natural artesian water, purified water and other limited production co-packaged products in Hawaii and the mainland.

Trinity Springs, Inc. (TSI)
---------------------------
In March 2006, the Company discontinued the operations of TSI due to recurring losses and a lack of capital resources to sustain operations. TSI operated a water bottling facility in Idaho and was a component of the Company's former beverage segment. TSI has been reflected in the accompanying condensed consolidated financial statements as a component of discontinued operations.

The Beverage Group, Inc. (TBG)
--------------------------------
In March 2005, the Company's subsidiary, TBG, which represented the beverage marketing and distribution component of the Company's former beverage segment, also ceased on-going operations due to recurring losses and accordingly was classified as a component of discontinued operations. In April 2006, the Company successfully concluded its wind-down plan of TBG's operations at which time its residual liabilities were reclassified to continuing operations.

Summary of Financial Information
--------------------------------
Discontinued operations include the results from operations for HNWC and TSI for the three months ended December 2006 and HNWC, TSI and TBG for the three months ended December 2005. The effects of the discontinued operations on net income (loss) available to common shareholders and per share data are reflected within the consolidated financial statements. Sales from discontinued operations, which have been excluded from income from continuing operations in the accompanying condensed consolidated unaudited statements of operations, are presented as follows.






                                                   Three months ended     Three months ended
                                                      December 2006          December 2005
                                                   ------------------     ------------------
Sales                                                 $  862,647             $ 2,466,117
Operating loss                                          (215,980)             (1,554,157)
Gain on disposal of discontinued operations,
 before income taxes                                   1,562,588                       -
Income tax expense (benefit)                             553,000                (599,000)
Income (loss) from discontinued operations               698,178              (1,027,638)


The carrying amounts (net of allowances) of the major classes of assets and liabilities are as follows (in millions):

                                                           December              September
                                                             2006                   2006
                                                          ----------            ----------
Accounts receivable                                       $        -            $      0.7
Inventories                                                        -                   0.5
                                                          ----------            ----------
Total current assets of discontinued operations           $        -            $      1.2
                                                          ==========            ==========

Fixed assets                                              $      2.4            $      3.8
                                                          ==========            ==========

Accounts payable                                          $      0.9            $      2.0
Accrued expenses                                                 1.0                   1.0
Accrued wages, salaries and bonuses                                -                   0.3
Current portion of long-term debt                                1.0                   1.4
Current portion of long-term debt due related party              2.8                   2.8
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      5.7            $      7.5
                                                          ==========            ==========

Water royalty, in perpetuity                              $      2.8            $      2.8
Long-term debt, less current portion                             2.1                   2.3
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      4.9            $      5.1
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

   - TSI owes $0.5 million on a loan due to a related party which is wholly-owned by three of the Company's directors (including the Chairman and the President) and another significant shareholder. The note bears interest at 7.0% per annum.

   - TSI obtained unsecured, subordinated loans totaling $0.5 million from unaffiliated businesses of two of the Company's directors, including a Company of which the Chairman of the Board is a partner. The loan bears interest of 7.0% per annum.

   - TSI owes Draupnir, LLC, a private equity firm of which two of the Company's directors are Members, $750,000 on a note bearing interest at a floating rate of 300 basis points above the ten year treasury note yield, compounded annually and adjusted concurrently with any adjustments to the yield on the ten year treasury note.

All of the aforementioned notes payable to related parties from TSI are in default as of December 31, 2006 and are classified in current liabilities of discontinued operations.

TSI Water Royalty
------------------
As part of June 17, 2004 asset purchase agreement in which the Company purchased the assets to form TSI, TSI became obligated to pay Crystal Paradise Holdings, Inc. ("CPH"), in perpetuity, an amount equal to the greater of $0.03 per liter of water extracted from the source or 4.0% of water revenues (as defined by the purchase agreement). The agreement is guaranteed by AMCON up to a maximum of $5.0 million, subject to a floor of
$288,000 annually.   Accordingly, the Company has recorded a $2.8 million
liability related to the present value of the future minimum water royalty payments and related broker fees to be paid in perpetuity. This liability is classified as noncurrent liability of discontinued operations.

The water royalty is secured by a first priority security and mortgage on the acquired assets, other than inventory and accounts receivable. CPH retains the right to receive any water royalty payment for the first five years in shares of AMCON common stock up to maximum of 41,666 shares. The water royalty can be cancelled after ten years have elapsed and the business of TSI is sold to an unaffiliated third party, in which case CPH would be entitled to receive the appraised fair market value of the water royalty but not less than $5.0 million. The Company's Chairman has in turn guaranteed AMCON in connection with AMCON's obligation for these payments. The Company is in settlement discussions with respect to the TSI litigation discussed in Note 11 to the Condensed Consolidated Unaudited Financial Statements, pursuant to which it is undertaking to divest substantially all of the assets and liabilities of TSI as part of a complete settlement of any and all claims against the Company by CPH. Management believes that the recorded balances of the subject assets and liabilities have been recognized at their respective fair values.

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

                                   11
The Series A Convertible Preferred Stock ("Series A"), Series B Convertible Preferred Stock ("Series B") and Series C Convertible Preferred Stock ("Series C"), collectively (the "Preferred Stock"), are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of preferred shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion prices for the Preferred Stock are subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends for the Preferred Stock are payable in arrears, when, as and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year.

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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group own approximately 60% of the outstanding common stock as of December 31, 2006. Mr. William Wright, who has been AMCON's Chairman of the Board since AMCON's founding, beneficially owns 29% of the outstanding common stock without giving effect to shares owned by his adult children. There is an identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to see optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright, the Company's Chairman, and a private equity firm (Draupnir, LLC) of which Mr. Petersen and Mr. Hobbs, both of whom are directors of the Company, are Members. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, now AMCON's Vice Chairman and Chief Executive Officer, to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is a subsidiary of Draupnir, LLC (the owner of Series A). Mr. Petersen and Mr. Hobbs are also Members of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that the Series A, Series B or Series C Preferred Stock will become redeemable in the future.


4.  INVENTORIES

Inventories consisted of the following at December 2006 and September 2006:

                                December       September
                                  2006            2006
                              ------------    ------------
      Finished goods          $ 31,308,878    $ 29,407,201
      LIFO reserve              (5,017,419)     (4,964,138)
                              ------------    ------------
                              $ 26,291,459    $ 24,443,063
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market and consist of the cost of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (LIFO) or market and consists of the costs of finished goods. The LIFO reserves at December 2006 and September 2006 represent the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. Inventory also includes an allowance for obsolescence of $0.4 million at December 2006 and September 2006. The Company's obsolescence allowance reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment for continuing operations of the Company consisted of the following:

                                                         December        September
                                                           2006            2006
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    1,912,877       1,912,877
                                                       ------------    ------------
                                                       $  5,848,808    $  5,848,808
                                                       ============    ============

Other intangible assets for continuing operations of the Company at December 2006 and September 2006 consisted of the following:

                                                         December        September
                                                           2006            2006
                                                       ------------    ------------
Trademarks and tradenames                              $  3,373,269    $  3,373,269
Favorable leases (less accumulated
  amortization of $429,400 and $419,466)                     56,600          66,534
                                                       ------------    ------------
                                                       $  3,429,869    $  3,439,803
                                                       ============    ============

                                   13
Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs an annual impairment testing of goodwill and other intangible assets after the completion of its third fiscal quarter.

Amortization expense for intangible assets that are considered to have finite lives was $9,934 and $9,933 for the three months ended December 2006 and 2005, respectively.

Amortization expense related to intangible assets held at December 2006 for each of the five years subsequent to September 30, 2006 is estimated to be as follows:

                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2007 /1/    2008        2009       2010       2011
                               ---------   ---------   --------   --------   --------

Favorable leases                  30,000      27,000          -          -          -
                               =========   =========   ========   ========   ========

/1/ Represents amortization expense of finite life intangible assets for the remaining nine months of Fiscal 2007.


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

Stock options and potential common stock outstanding at December 2006 and December 2005 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 20,245 with an average exercise price of $38.74 for the three months ended December 2006 and 193,742 with an average exercise price of $29.09 for the three months ended December 2005.





                                                  For the three months ended December
                                      ------------------------------------------------------
                                                2006                           2005
                                      -------------------------     ------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   ----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock /1/                        -       327,365               -            -
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   527,062       854,427         527,062      527,062
                                      ===========   ===========     ===========  ===========
4.  Income (loss) from continuing
     operations                       $   577,624   $   577,624     $  (159,296)  $ (159,296)
     Deduct: preferred stock
     dividend requirements /2/           (105,533)            -         (74,867)     (74,867)
                                      -----------   -----------     -----------  -----------
                                          472,091       577,624        (234,163)    (234,163)
                                      ===========   ===========     ===========  ===========
5.  Income (loss) from discontinued
     operations                       $   698,178   $   698,178     $(1,027,638) $(1,027,638)
                                      ===========   ===========     ===========  ===========

6.  Net income (loss) available
     to common shareholders           $ 1,170,269   $ 1,275,802     $(1,261,801) $(1,261,801)
                                      ===========   ===========     ===========  ===========
7.  Earnings (loss) per share
     from continuing operations       $      0.90   $      0.68     $     (0.44) $     (0.44)
                                      ===========   ===========     ===========  ===========
8.  Earning (loss) per share from
     discontinued operations          $      1.32   $      0.81     $     (1.95) $     (1.95)
                                      ===========   ===========     ===========  ===========
9.  Net earnings (loss) per share
     available to common shareholders $      2.22   $      1.49     $     (2.39) $     (2.39)
                                      ===========   ===========     ===========  ===========


/1/ Dilutive shares includes stock options and Series A, B and C Convertible
    Preferred Stock outstanding at December 2006.  All stock options and convertible securities were anti-dilutive and are accordingly not a component of the diluted weighted average number of shares outstanding at December 2005.

/2/ Series A, B & C Convertible Preferred Stock were dilutive at December 2006.  Accordingly, the December 2006 dilutive earnings calculation includes no convertible securities dividend payments as all convertible securities were assumed to have been converted to common stock of the Company.  All stock options and convertible securities were anti-dilutive at
    December 2005.


7.  COMPREHENSIVE INCOME (LOSS)

The following is a reconciliation of net income (loss) per the accompanying condensed consolidated unaudited statements of operations to comprehensive income (loss) for first three months of fiscal 2006. There were no such reconciling items to net income, or accumulated other comprehensive income
(loss) balances, during the first three months of fiscal 2007.

                                                   December 2005
                                                   -------------

Net loss                                            $(1,186,934)

 Interest rate swap valuation
   adjustment, net of income tax
   benefit (expense) of $11,000
   for the three months ended
   December 31, 2005                                    (18,129)
                                                    -----------
Comprehensive loss                                  $(1,205,063)
                                                    ===========


8.  DEBT

Credit Agreement
----------------

In December 2006, the Company amended its credit agreement with LaSalle Bank (the "Facility"). The significant terms of the Facility at December 31, 2006 include:

   - A $55.0 million revolving credit limit, plus the outstanding balances on two term notes ("Term Note A" and "Term Note B") which totaled approximately $2.0 million at December 31, 2006 for a total credit facility limit of $57.0 million at December 31, 2006.

   - Bears interest at the bank's prime interest rate.

   - Maturity and expiration dates for the Facility and Term Note A of April 2009 and March 2008 for Term Note B.

   - Lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowings and financial covenants.

   - Includes a prepayment penalty of two percent (2%) and one percent
     (1%) of the prepayment loan limit of $55.0 million if prepayment occurs on or before April 30, 2007 and April 30, 2008, respectively.

The December 2006 Facility amendment replaced all prior financial covenants with quarterly cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") covenants in addition to a quarterly minimum debt service ratio financial covenant of 1.0 to 1.0 beginning with the fiscal quarter ending September 30, 2007 for the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows (a) $1,000,000 for the three months ending December 31, 2006, December 31, 2007 and December 31, 2008 (b) $2,000,000 for the six months ending March 31, 2007, March 31, 2008, and March 31, 2009, (c) $4,500,000 for the nine months ending June 30, 2007, June 30, 2008 and $7,000,000 for the twelve months ending September 30, 2007 and September 30, 2008. The Company is in compliance with the covenants at December 31, 2006.

Additionally, the Facility provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis. The Facility also contains an event of default if AMCON or its subsidiaries makes any payment (in cash or other property) or a judgment is entered against AMCON or its subsidiaries requiring a payment (in cash or other property) to be made under or in connection with the guaranty by AMCON of the TSI acquisition notes or the water royalty under the asset purchase agreement for the purported sale of TSI assets.

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

At December 31, 2006, the available credit on the revolving portion of the Facility, including accounts receivable and inventory limitations, was $50.7 million and the outstanding balance was $47.6 million. The Facility bears interest at the bank's prime rate, which was 8.25% as of December 31, 2006 and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.

As a component of the credit agreement, the Company also has two term notes, Term Note A and Term Note B, with LaSalle Bank. Term Note A bears interest at the bank's prime rate (8.25% at December 31, 2006) and is payable in monthly installments of $16,333. Term Note B bears interest at the bank's prime rate plus 2% (10.25% at December 31, 2006) and is payable in monthly installments of $100,000. The outstanding balances on Term Note A and Term Note B were $0.7 million and $1.3 million, respectively, as of December 31, 2006.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Loan B, which resulted in the guaranteed principal outstanding being reduced to $6.3 million as of December 31, 2006. AMCON pays the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods Inc., Health Food Associates Inc., HNWC and TSI.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank ("M&I"), who is also a participant lender on the Company's revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility is in default. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.


OTHER
-----
AMCON has issued a letter of credit in the amount of approximately $1.0 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

9.  STOCK PLANS

Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan ("the Plan") which provided that the Compensation Committee of the Board of Directors granted incentive stock options and non-qualified stock options pursuant to the Stock Option Plan of up to 550,000 shares.

The Company accounted for the stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method under which compensation cost was measured by the excess, if any, of the fair market value of its common stock on the date of grant over the exercise price of the stock option using the Black-Scholes option pricing model. Accordingly, stock-based compensation costs related to stock option grants was not reflected in income or loss as all options granted under the plan had an exercise price equal to or above the market value of the underlying stock on the date of grant. Options are generally granted at the stock's fair market value at date of grant. Options issued to shareholders holding 10% or more of the Company's stock are generally issued at 110% of the stock's fair market value at date of grant.

On October 1, 2005, the Company adopted SFAS No. 123R, Shared Based Payment (SFAS 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized for the three months ended December 31, 2006, includes amortization related to the remaining unvested portion of stock options granted prior to September 30, 2005. The Company's only stock option grant since fiscal 2003 was a non-qualified option to purchase 25,000 shares of the Company's common stock awarded to the Company's Chief Executive Officer. Because the Company's stock option plan terminated in 2004, the option is subject to approval by the stockholders of the Company at the next annual meeting. If such stockholder approval is not obtained at the meeting, the option will be automatically terminated.

As a result of adopting SFAS 123R, net income (loss) before taxes included share-based compensation expense of $3,000 for the three months ended December 31, 2006. At December 31, 2006, there were 29,635 options fully vested and exercisable under the Stock Option Plan and unamortized compensation expense totaled approximately $10,000. Options issued and outstanding to management employees pursuant to the Stock Option Plan are summarized below:




                                       Number of         Number
         Date        Exercise Price   Options Outstanding   Exercisable
     ------------------------------------------------------------------
     Fiscal  1998       $ 15.68               9,171            9,171
     Fiscal  1999   $ 36.82 - $ 51.14         6,683            6,683
     Fiscal  2000       $ 34.50               3,165            3,165
     Fiscal  2003       $ 28.80               4,046            2,428
                                             ------           ------
                                             23,065           21,447
                                             ======           ======

At December 31, 2006, there were 8,188 options fully vested and exercisable issued to outside directors outside the Stock Option Plan as summarized as follows:

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

The following is a summary of stock option activity during the three months ended December 31, 2006.

                                         December 2006
                                      -----------------
                                               Weighted
                                       Number  Average
                                         of    Exercise
                                       Shares   Price
                                      -----------------
Outstanding at beginning of period      31,253   $30.62
   Granted                                   -        -
   Exercised                                 -        -
   Forfeited/Expired                         -        -
                                      -----------------
Outstanding at end of period            31,253   $30.62
                                      =================


Options exercisable at end of period    29,635
                                      ========







The following summarizes all stock options outstanding at December 31, 2006:

                                                                                        Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1998 Options     $15.68        11,005        1.1 years          $15.68          11,005         $15.68
1999 Options  $36.82-$51.14    10,535        2.6 years          $46.53          10,535         $46.53
2000 Options     $34.50         3,165        3.7 years          $34.50           3,165         $34.50
2002 Options     $26.94         1,668        5.9 years          $26.94           1,668         $26.94
2003 Options  $28.26-$28.80     4,880        6.2 years          $28.71           3,262         $28.66
                               ------                           ------          ------         ------
                               31,253                           $30.62          29,635         $30.72
                               ======                           ======          ======         ======

10. BUSINESS SEGMENTS

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

                                Wholesale
                               Distribution       Retail        Other /1/    Consolidated
                               -------------    -----------    ----------    -------------
QUARTER ENDED DECEMBER 2006:
External revenue:
 Cigarettes                    $ 150,858,196    $         -    $        -    $ 150,858,196
 Confectionery                    13,438,708              -             -       13,438,708
 Health food                               -      9,078,710             -        9,078,710
 Tobacco, food service & other    35,990,535              -             -       35,990,535
                               -------------    -----------    ----------    -------------
Total external revenue           200,287,439      9,078,710             -      209,366,149
Depreciation                         306,072        141,837             -          447,909
Amortization                               -          9,934             -            9,934
Operating income (loss)            2,589,566        501,568      (912,929)       2,178,205
Interest expense                     299,080        386,555       583,027        1,268,662
Income (loss) from continuing
 operations before taxes           1,925,950         77,237    (1,425,563)         577,624
Total assets                      72,061,055     12,093,238     8,899,696       93,053,989
Capital expenditures                  90,505         80,304             -          170,809

QUARTER ENDED DECEMBER 2005:
External revenue:
 Cigarettes                    $ 144,438,366    $         -    $        -    $ 144,438,366
 Confectionery                    12,205,743              -             -       12,205,743
 Health food                               -      9,014,559             -        9,014,559
 Tobacco, food service & other    32,558,413              -             -       32,558,413
                               -------------    -----------    ----------    -------------
  Total external revenue         189,202,522      9,014,559             -      198,217,081
Depreciation                         304,536        164,256             -          468,792
Amortization                               -          9,933             -            9,933
Operating income (loss)            1,213,141        501,311      (816,064)         898,388
Interest expense                     374,244        408,687       374,535        1,157,466
1ncome (loss) from continuing
 operations before taxes             850,680        101,623    (1,190,599)        (238,296)
Total assets                      67,678,831     13,721,007    16,744,380       98,144,218
Capital expenditures                 102,755         31,116             -          133,871

/1/ Includes interest expense previously allocated to TBG, TSI and HNWC which are classified as components of discontinued operations. Also includes intercompany eliminations, assets related to discontinued operations and charges incurred by the holding company.

11.  CONTINGENCIES

As described in the Company's 2006 Annual Report on Form 10-K, the Company is involved in litigation regarding the ownership of the assets of TSI, which is a discontinued consolidated subsidiary of AMCON. The dispute, which began in June 2004, arose over the sale of substantially all of the assets of Trinity Springs, Ltd. (which later changed its name to Crystal Paradise Holdings, Inc. ("CPH"). The Plaintiffs in the lawsuit are a group of minority shareholders, and the Defendants are AMCON, TSL Acquisition Corp (which later became TSI), CPH, and the former directors of CPH.

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

During the last several months, the parties have been engaged in settlement discussions. Recently, a settlement agreement was reached between the parties. The settlement, resolved all disputes between the minority shareholders plaintiffs, CPH, AMCON, TSI and the Defendant Directors, with two exceptions. The settlement did not resolve claims that CPH may have against AMCON and TSI or that AMCON and TSI may have against CPH. The settlement also did not initially resolve the claims of a single minority shareholder plaintiff, who, at the time, declined to sign on to the settlement. On October 16, 2006, the Court approved the parties' settlement and ordered the dismissal with prejudice of the lawsuit, except for the claims of the single minority shareholder plaintiff which were subsequently settled.

In December 21, 2006, CPH filed a first amended complaint in the Fourth Judicial District of the State of Idaho (Elmore County) against AMCON and TSI and other defendants relating to AMCON and TSI's purchase of the assets of CPH and operation of the business. In its amended complaint, CPH re-asserts claims of foreclosure; breach of the asset purchase agreement, promissory notes and water royalty obligations; quantum meruit; unjust enrichment; and collection and enforcement of its security interest. In addition, CPH again seeks a declaratory judgement that: (i) AMCON and TSI are obligated to perform under the asset purchase agreement and other agreements related to the asset purchase transaction; (ii) the actions of AMCON and TSI constitute events of default; (iii) TSI has not cured the events of default; (iv) TSI's obligations are accelerated under certain promissory notes; and (v) AMCON is liable to CPH under a guaranty and suretyship agreement for all amounts owing to CPH under the asset purchase agreement and related agreements. Finally, CPH seeks its costs and attorney fees. CPH has not served its amended complaint on AMCON or TSI.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements:

   - treatment of TSI transaction and litigation,
   - changing market conditions with regard to cigarettes,
   - changes in promotional and incentive programs offered by cigarette manufacturers,
   - the demand for the Company's products,
   - new business ventures,
   - domestic regulatory risks,
   - competition,
   - poor weather conditions,
   - increases in fuel prices,
   - collection of guaranteed amounts,
   - other risks over which the Company has little or no control, and
   - any other factors not identified herein could also have such an effect.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our 2006 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the first three months of fiscal 2007.

DISCONTINUED OPERATIONS

Discontinued operations included the disposal groups of HNWC and TSI as of December 2006 and HNWC, TSI and TBG as of December 2005. TBG ceased on-going operations effective March 31, 2005 at which time it was classified as discontinued operations. In April 2006, the Company successfully concluded its wind-down plan of TBG's operations at which time its residual liabilities were reclassified to continuing operations. This reclassification has been reflected throughout this Quarterly Report on Form 10-Q.

COMPANY OVERVIEW - FIRST FISCAL QUARTER 2007

The following discussion and analysis includes the results of operations for the three months ended December 2006 and December 2005, which is comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit
(loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit from our discontinued operations have been aggregated and reported as income (loss) from discontinued operations and are not a component of the aforementioned continuing operations discussion.

                                   23
AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates thirteen retail health food stores in Florida and the Midwest. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries. AMCON's fiscal first quarters ended on December 31, 2006 and December 31, 2005. For ease of discussion, these fiscal quarters are referred to herein as December 2006 and 2005, respectively or Q1 2007 and Q1 2006, respectively.

During the first quarter of fiscal 2007, the Company:

- amended its credit facility agreement ("Facility"). The amendment was completed in December 2006 and extended the Facility's maturity date to April 2009. The amended Facility bears interest at the bank's prime interest rate and includes a $55.0 million revolving credit limit plus the outstanding balance on two term notes which totaled approximately $2.0 million for a total credit facility of $57.0 million at December 31, 2006. See further discussion in Item 7 "Liquidity and Capital Resources."

- sold all the operating assets of HNWC for approximately $3.8 million in cash plus the buyer's assumption of all operating and capital leases, which resulted in a gain on sale before income taxes of approximately $1.6 million.

- experienced a 5.6% increase in sales compared to the first quarter of fiscal 2006.

- recognized income from continuing operations of $0.90 per basic share for Q1 2007 compared to a loss from continuing operations per basic share of $(0.44) in Q1 2006.

- recognized income from discontinued operations of $1.32 per basic share for Q1 2007 compared to a loss from discontinued operations per basic share of $(1.95) in Q1 2006.

INDUSTRY SEGMENT OVERVIEWS

Wholesale Distribution Segment
-----------------------------
The wholesale distribution business represents approximately 96% of our consolidated sales. ADC has significant alliances with the major cigarette manufacturers that comprise over 90% of the cigarette industry volume. While some of our competitors have focused on the lower priced cigarette brands, ADC has made a conscious decision to support and grow our national brand segment and align our business with the major players in the industry. We believe that it is important not to compete against the major cigarette manufacturers because of their commitment to growing their market share in a declining category. Additionally, we believe that the consumer's preference for premium brands currently drives the category volume.


ADC is ranked as a top ten convenience store supplier. We provide our retailers with a broad selection of merchandise in all product categories. Non cigarette categories grew by approximately 9% in the first quarter of fiscal 2007 as compared to fiscal 2006.

The Company has adopted a number of operating strategies which management believes provide the Company with distinctive competitive advantages within this customer segment. One key operating strategy is our commitment to provide market leading customer service. In a continuing effort to provide superior customer service, ADC offers a complete point-of-sale (POS) program to assist customers with image management, product promotions, private label and custom food service programs and overall profit maximization. Additionally, ADC has a policy of next-day delivery and sells products in cut-case quantities or "by the each" (i.e. individual units). The Company also offers planograms to convenience store customers to assist in the design of stores and the display of products within the store. In addition, customers are able to use our web site to order products and promotions, manage inventory and retail prices, as well as obtain periodic velocity management reports.

Management has also worked to improve ADC's operating efficiency by investing in information technology systems to help automate our buying and financial control functions as well as minimize inventory costs. By offering superior customer service and aggressively managing operating costs, management believes ADC is better positioned to compete with both smaller and larger distributors.

Increases in fuel prices, in addition to increases in other operating costs, are having a significant impact on all distributors in the United States.
We expect that competition and the pressure on profit margins will continue to affect both large and small distributors resulting in additional industry consolidation in order to become more efficient.

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



RESULTS OF OPERATIONS - Continuing Operations

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

Sales by business segment for the three month periods ended December 2006 and December 2005 are as follows (dollars in millions):

                                                Three months
                                               ended December
                                            -----------------------
                                             2006     2005    Incr
                                            ------   ------  ------
Wholesale distribution segment              $200.3   $189.2  $ 11.1
Retail health food stores segment              9.1      9.0     0.1
                                            ------   ------  ------
                                            $209.4   $198.2  $ 11.2
                                            ======   ======  ======

Three months ended December 2006 comparison - Continuing Operations
-------------------------------------------------------------------
Sales for Q1 2007 increased 5.6%, or $11.2 million, compared to the same period in the prior year. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.9 million and $3.6 million, for Q1 2007 and Q1 2006, respectively.

The sales of cigarettes in the wholesale distribution segment increased by $6.4 million and the sales of tobacco, confectionary, food service and other products in our wholesale distribution segment increased $4.7 million in Q1 2007 compared to Q1 2006. Of the increase in cigarette sales, $0.6 million related to price increases on certain brands of cigarettes in December 2006 and $5.8 million was attributable to a 2.8% increase in the volume of cigarette carton sales. The increase in tobacco, confectionary, food service and other product sales was primarily due to higher sales volumes.

Sales from our retail health food segment increased slightly to $9.1 million in Q1 2007 compared to $9.0 million in Q1 2006. Sales in this segment continue to remain strong, benefitting from the overall growth in the natural foods industry and the Company's continued marketing efforts.


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

Gross profit by business segment for the three month periods ended December 2006 and December 2005 are as follows (dollars in millions):

                                     Three Months ended
                                          December
                                  -----------------------

                                   2006     2005   Incr
                                  ------   ------  ------
Wholesale distribution segment    $ 11.5   $ 10.5  $  1.0
Retail health food stores segment    3.5      3.5       -
                                  ------   ------  ------
                                  $ 15.0   $ 14.0  $  1.0
                                  ======   ======  ======

Three months ended December 2006 comparison - Continuing Operations
-------------------------------------------------------------------
During Q1 2007, gross profit increased $1.0 million to $15.0 million compared to $14.0 million in Q1 2006. This represents a 7.2% increase in gross profit compared to the same period in the prior year. Gross profit as a percent of sales increased slightly to 7.2% in Q1 2007 compared to 7.1% in Q1 2006.

Gross profit from our wholesale distribution segment increased $1.0 million in Q1 2007 as compared to Q1 2006. Of this increase, $0.4 million was related to additional promotional activity, $0.4 million was due to higher sales volumes, $0.1 million was attributable to a smaller quarterly LIFO charge in Q1 2007 as compared to Q1 2006, and $0.1 million was attributable to the benefit of a cigarette price increase in December 2006.

Gross profit for the retail health food segment remained flat in Q1 2007 at $3.5 million, or 39.0% of sales as compared to the same period in the prior year.

OPERATING EXPENSE

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance and professional fees.

                                   27
In Q1 2007, operating expenses decreased 2.0% or approximately $0.3 million, as compared to Q1 2006. This decrease was primarily related to a reduction in professional fees, partially offset by higher compensation costs in our wholesale segment.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2006 increased 9.6% or $0.1 million compared to the same period in fiscal 2006. This increase was primarily related to increases in the prime interest rate, as compared to Q1 2006, which is the rate at which the Company primarily borrows, and the expiration of an interest rate swap in fiscal 2006 which had the effect of converting $10.0 million of Facility borrowings to a fixed interest rate of 4.87%. On average, the Company's borrowing rates on variable rate debt were 1.28% higher and the average borrowings on variable rate debt were $2.3 million lower in Q1 2007 as compared to Q1 2006.

DISCONTINUED OPERATIONS

Discontinued operations consist of our TSI and HNWC subsidiaries for the three month periods ended December 2006 and December 2005, and TBG for three months ended December 2005. As previously discussed, TBG's residual balances were reclassified to continuing operations in April 2006 and the assets of HNWC were sold in November 2006.

Income from discontinued operations increased approximately $1.7 million during Q1 2007 as compared to the same period in the prior year. This change was primarily the result a $1.6 million gain before income taxes recorded on the sale of HNWC. Additionally, TSI's operations were closed in March 2006 which stemmed further operating losses.

A summary of discontinued operations is as follows:

                                                   Three months ended     Three months ended
                                                      December 2006          December 2005
                                                   ------------------     ------------------
Sales                                                 $  862,647             $ 2,466,117
Operating loss                                          (215,980)             (1,554,157)
Gain on disposal of discontinued operations,
 before income taxes                                   1,562,588                       -
Income tax expense (benefit)                             553,000                (599,000)
Income (loss) from discontinued operations               698,178              (1,027,638)





LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities. The Company requires cash to pay its operating expenses, purchase inventory and make capital investments. In general, the Company finances these cash needs from the cash flow generated by its operating activities and from borrowings and preferred stock issuances, as necessary. During Q1 2007, the Company used approximately $3.5 million of cash from operating activities, primarily related to inventory purchases by our wholesale distribution segment and the pay down of accounts payable and accrued expenses in both our continuing and discontinued operations.
Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, in the circumstance where we are "buying-in" to obtain favorable terms on particular product or to maintain our LIFO layers, we may have to retain the inventory for a period longer than the payment terms. This generates cash outflow from operating activities that we expect to reverse in a later period. Additionally, during the warm weather months, which is our peak time of the year operationally, we generally carry larger inventory back stock to ensure high fill rates to maintain customer satisfaction.

Investing Activities. The Company generated approximately $3.6 million in cash from investing activities during the first three months of fiscal 2007. Of the cash generated, approximately $3.8 million resulted from the sale of HNWC's assets, which was partially offset by $0.2 million in capital expenditures for property, plant and equipment.

Financing Activities. The Company used net cash of $0.1 million for financing activities during the first quarter of fiscal 2007. Of the net change in cash, the Company used cash of $0.7 million for continuing and discontinued operations long-term debt payments and $0.1 million for the payment of preferred stock dividend payments. These uses of cash were offset by $0.7 million generated from additional borrowings on the Company's credit facility.

Cash on Hand/Working Capital. As of December 31, 2006, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of $32.1 million. This compares to cash on hand of $0.5 million and a working capital of $28.0 million as of September 30, 2006.

Contractual Obligations
-----------------------
There have been no significant changes to the Company's contractual obligations as set forth in the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 2006.

CREDIT AGREEMENT
----------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility. In December 2006, the Company amended its credit agreement (the "Facility") with LaSalle Bank. The significant terms of the Facility at December 31, 2006 include:



   - A $55.0 million revolving credit limit plus the outstanding balances on two term notes ("Term Note A" and "Term Note B"), which totaled approximately $2.0 million, for a total credit facility limit of $57.0 million as of December 31, 2006.

   - Extension of credit to the Company at the bank's prime interest rate.

   - Maturity and expiration dates for the Facility and Term Note A of April 2009 and March 2008 for Term Note B.

   - Lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowings for the month and financial covenants.

   - Includes a prepayment penalty of two percent (2%) and one percent
     (1%) of the prepayment loan limit of $55.0 million if prepayment occurs on or before April 30, 2007 and April 30, 2008, respectively.

The December 2006 Facility amendment replaced all prior financial covenants with quarterly cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") covenants in addition to a quarterly minimum debt service ratio financial covenant of one to one beginning with the fiscal quarter ending September 30, 2007 for the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows (a) $1,000,000 for the three months ending December 31, 2006, December 31, 2007 and December 31, 2008 (b) $2,000,000 for the six months ending March 31, 2007, March 31, 2008, and March 31, 2009, (c) $4,500,000 for the nine months ending June 30, 2007, June 30, 2008 and $7,000,000 for the twelve months ending September 30, 2007 and September 30, 2008. The Company is in compliance with the covenants at December 31, 2006.

The Company's maximum available credit limit under the Facility was $50.7 million at December 31, 2006, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. On December 31, 2006, the outstanding balance on the revolving portion of the Facility was $47.6 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 8.25% at December 31, 2006. Based on our collateral and loan limits, the Company's excess availability under the Facility at December 31, 2006 was approximately $3.1 million.

During Q1 2007, our peak borrowings under the Facility were $52.4 million and our average borrowings and average availability were $47.7 and $2.6 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on the collateralized assets.

As a component of the credit agreement, the Company also has two term notes, Term Note A and Term Note B, with LaSalle Bank. Term Note A bears interest at the bank's prime rate (8.25% at December 31, 2006) and is payable in monthly installments of $16,333. Term Note B bears interest at the bank's prime rate plus 2% (10.25% at December 31, 2006) and is payable in monthly installments of $100,000. The outstanding balances on Term Note A and Term Note B were $0.7 million and $1.3 million, respectively, as of December 31, 2006.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Loan B, which resulted in the guaranteed principal outstanding being reduced to $6.3 million as of December 31, 2006. AMCON pays the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods Inc., Health Food Associates Inc., HNWC and TSI.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank ("M&I"), which is also a participant lender on the Company's revolving line of credit. The
M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

OTHER
-----
AMCON has issued a letter of credit for approximately $1.0 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt.
At December 31, 2006, the Company had $49.6 million of variable rate debt outstanding with maturities through April 2009. The interest rate on this debt ranged from 8.25% to 10.25% at December 2006. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.3 million for each 1% change in our lender's prime interest rate.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

During the last several months, the parties have been engaged in settlement discussions. Recently, a settlement agreement was reached between the parties. The settlement resolved all disputes between the shareholders plaintiffs, CPH, AMCON, TSI and the Defendant Directors, with two exceptions
that relate to AMCON.   The settlement did not resolve claims that CPH may
have against AMCON and TSI or that AMCON and TSI may have against CPH. The settlement also did not initially resolve the claims of a single minority shareholder plaintiff, who, at the time, declined to sign on to the settlement. On October 16, 2006, the Court approved the parties' settlement and ordered the dismissal with prejudice of the lawsuit, except for the claims of the single minority shareholder plaintiff which were subsequently settled.

On December 21, 2006, CPH filed a first amended complaint in the Fourth Judicial District of the State of Idaho (Elmore County) against AMCON and TSI and other defendants relating to AMCON and TSI's purchase of the assets of CPH and operation of the business. In its amended complaint, CPH re-asserts claims of foreclosure; breach of the asset purchase agreement, promissory notes and water royalty obligations; quantum merit; unjust enrichment; and collection and enforcement of its security interest. In addition, CPH again seeks a declaratory judgement that: (i) AMCON and TSI are obligated to perform under the asset purchase agreement and other agreements related to the asset purchase transaction; (ii) the actions of AMCON and TSI constituted events of default; (iii) TSI has not cured the events of default; (iv) TSI's obligations are accelerated under certain promissory notes; and (v) AMCON is liable to CPH under a guaranty and suretyship agreement for all amounts owing to CPH under the asset purchase agreement and related agreements. Finally, CPH seeks its costs and attorney fees. CPH has not served its amended complaint on AMCON or TSI.

AMCON disagrees with the assertions made by CPH and intends to vigorously defend against CPH's claims and to pursue its own claims against CPH.

With respect to the remaining claims in the original lawsuit and the claims asserted by CPH in its recently filed complaint, AMCON's management, after consulting with the trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and therefore cannot estimate the amount or range of any potential loss, if any, because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed.

The Company is in settlement discussions with respect to this litigation, pursuant to which the Company is undertaking to divest substantially all of the assets of TSI as part of a complete settlement of any and all claims by CPH against the Company.

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" in our 2006 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The LaSalle Bank credit facility provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

Item 3.  Defaults Upon Senior Securities

There have been no defaults in the payment of principal and interest with respect to any indebtedness of the Company or any of it subsidiaries exceeding five percent of total asset of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders to be reported during the three month fiscal period ended December 31, 2006.

Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

(a) Exhibits

10.42 Asset Purchase Agreement - Hawaiian Natural Water Company, Inc. dated November 20, 2006.

31.1 Certification by Christopher H. Atayan, Chief Executive Officer and Vice Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2 Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by Christopher H. Atayan, Chief Executive Officer and Vice Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     January 23, 2007         /s/ Christopher H. Atayan
          ------------------       -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer and
                                    Vice Chairman


Date:     January 23, 2007         /s/ Andrew C. Plummer
          ------------------       -----------------------------
                                   Andrew C. Plummer,
                                   Chief Financial Officer and Principal
                                    Financial and Accounting Officer



