Form 10-Q
period 2007-03-31
AMCON DISTRIBUTING CO
filed 2007-04-19
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2007

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

Large accelerated filer     Accelerated filer      Non-accelerated filer  X
                       ----                  ----                        ----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                        Yes              No    X
                             -------        ------
The Registrant had 527,062 shares of its $.01 par value common stock outstanding as of April 16, 2007.

                                                                Form 10-Q
                                                               2nd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          March 31, 2007 (unaudited) and September 30, 2006               3

          Condensed consolidated unaudited statements of operations
          for the three and six months ended March 31, 2007 and
          2006                                                            4

          Condensed consolidated unaudited statements of cash flows
          for the six months ended March 31, 2007 and
          2006                                                            5

          Notes to condensed consolidated unaudited
          financial statements                                            6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     32

Item 4.   Controls and Procedures                                        33

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              33

Item 1A.  Risk Factors                                                   34

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    34

Item 3.   Defaults Upon Senior Securities                                34

Item 4.   Submission of Matters to a Vote of Security Holders            34

Item 5.   Other Information                                              34

Item 6.   Exhibits                                                       35





PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                  March 31, 2007 and September 30, 2006
----------------------------------------------------------------------------------------------------
                                                                      March 2007      September 2006
                                                                     (Unaudited)
                                                                     ------------     --------------
ASSETS
Current assets:
  Cash                                                               $    561,851       $    481,138
  Accounts receivable, less allowance for doubtful
    accounts of $0.9 million and $0.9 million, respectively            26,579,473         27,815,751
  Inventories, net                                                     22,018,639         24,443,063
  Deferred income taxes                                                 1,847,894          1,972,988
  Current assets of discontinued operations                                 4,332          1,172,805
  Prepaid and other current assets                                      5,365,424          5,369,154
                                                                     ------------       ------------
     Total current assets                                              56,377,613         61,254,899

Property and equipment, net                                            11,836,153         12,528,539
Goodwill                                                                5,848,808          5,848,808
Other intangible assets                                                 3,419,936          3,439,803
Deferred income taxes                                                   6,306,489          6,772,927
Noncurrent assets from discontinued operations                          2,063,393          3,774,106
Other assets                                                            1,281,938          1,247,464
                                                                     ------------       ------------
                                                                     $ 87,134,330       $ 94,866,546
                                                                     ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                   $ 11,682,815       $ 14,633,124
  Accrued expenses                                                      4,710,970          4,687,789
  Accrued wages, salaries and bonuses                                   1,784,919          1,879,699
  Income taxes payable                                                    149,354            168,936
  Current liabilities of discontinued operations                        7,531,674          7,461,549
  Current maturities of credit facility                                 3,646,000          3,896,000
  Current maturities of long-term debt                                    477,190            524,130
                                                                     ------------       ------------
     Total current liabilities                                         29,982,922         33,251,227
                                                                     ------------       ------------
Credit facility, less current maturities                               42,319,352         44,927,429
Long-term debt, less current maturities                                 6,827,727          7,069,357
Noncurrent liabilities of discontinued operations                       2,807,000          5,087,230

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645          1,857,645

Series C cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,982,372          1,982,372

Commitments and contingencies (Note 11)

Shareholders' equity (deficiency):
  Preferred stock, $0.01 par, 1,000,000 shares authorized,
    none outstanding                                                            -                  -
  Common stock, $.01 par value, 3,000,000
    shares authorized, 527,062 shares outstanding                           5,271              5,271
  Additional paid-in capital                                            6,284,476          6,278,476
  Accumulated deficit                                                  (7,370,790)        (8,030,816)
                                                                     ------------       ------------
     Total shareholders' deficiency                                    (1,081,043)        (1,747,069)
                                                                     ------------       ------------
                                                                     $ 87,134,330       $ 94,866,546
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                     AMCON Distributing Company and Subsidiaries
                              Condensed Consolidated Unaudited Statements of Operations
                             for the three and six months ended March 31, 2007 and 2006
---------------------------------------------------------------------------------------------------------
                                                   For the three months            For the six months
                                                       ended March                     ended March
                                            -----------------------------   -----------------------------
                                                 2007            2006            2007            2006
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of $48.4
 million and $46.9 million, and $98.0
 million and $95.1 million, respectively)   $ 201,176,501   $ 195,803,790   $ 410,542,650   $ 394,020,871

Cost of sales                                 186,809,844     181,164,019     381,134,862     365,353,770
                                            -------------   -------------   -------------   -------------
Gross profit                                   14,366,657      14,639,771      29,407,788      28,667,101
                                            -------------   -------------   -------------   -------------
Selling, general and administrative expenses   13,045,926      12,581,580      25,451,009      25,231,796
Depreciation and amortization                     456,204         482,861         914,047         961,587
                                            -------------   -------------   -------------   -------------
                                               13,502,130      13,064,441      26,365,056      26,193,383
                                            -------------   -------------   -------------   -------------
Operating income                                  864,527       1,575,330       3,042,732       2,473,718
                                            -------------   -------------   -------------   -------------
Other expense (income):
 Interest expense                               1,237,976       1,109,885       2,506,638       2,267,350
 Other (income), net                              (32,225)        (28,810)        (63,307)        (49,591)
                                            -------------   -------------   -------------   -------------
                                                1,205,751       1,081,075       2,443,331       2,217,759
                                            -------------   -------------   -------------   -------------
(Loss) income from continuing operations
 before income tax (benefit) expense             (341,224)        494,255         599,401         255,959
Income tax (benefit) expense                     (125,000)        205,000         238,000         126,000
                                            -------------   -------------   -------------   -------------
(Loss) income from continuing operations         (216,224)        289,255         361,401         129,959

Discontinued operations (Note 2)
 (Loss) gain on disposal of discontinued
  operations, net of income tax (benefit)
  expense of ($0.04) million and $0.6
  million, respectively                           (66,498)              -         829,090               -

 Loss from discontinued operations,
  net of income tax (benefit) of ($0.1)
  million and ($0.4) million, and ($0.2)
  million and ($1.0) million, respectively       (124,283)       (789,067)       (321,693)     (1,816,705)
                                            -------------   -------------   -------------   -------------
(Loss) income on discontinued operations         (190,781)       (789,067)        507,397      (1,816,705)
                                            -------------   -------------   -------------   -------------
Net (loss) income                                (407,005)       (499,812)        868,798      (1,686,746)
Preferred stock dividend requirements            (103,239)        (81,239)       (208,772)       (156,106)
                                            -------------   -------------   -------------   -------------
Net (loss) income available to common
 shareholders                               $    (510,244)  $    (581,051)  $     660,026   $  (1,842,852)
                                            =============   =============   =============   =============
  Basic (loss) earnings per share
   available to common shareholders:
    Continuing operations                   $       (0.61)  $        0.39   $        0.29   $       (0.05)
    Discontinued operations                         (0.36)          (1.49)           0.96           (3.45)
                                            -------------   -------------   -------------   -------------
  Net basic (loss) earnings per share
   available to common shareholders         $       (0.97)  $       (1.10)  $        1.25   $       (3.50)
                                            =============   =============   =============   =============
  Diluted (loss) earnings per share
   available to common shareholders:
    Continuing operations                   $       (0.61)  $        0.37   $        0.28   $       (0.05)
    Discontinued operations                         (0.36)          (1.35)           0.93           (3.45)
                                            -------------   -------------   -------------   -------------
  Net diluted (loss) earnings per share
   available to common shareholders         $       (0.97)  $       (0.98)  $        1.21   $       (3.50)
                                            =============   =============   =============   =============
Weighted average shares outstanding:
  Basic                                           527,062         527,062         527,062         527,062
  Diluted                                         527,062         584,517         546,131         527,062

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                            AMCON Distributing Company and Subsidiaries
                           Condensed Consolidated Unaudited Statements of Cash Flows
                            for the six months ended March 31, 2007 and 2006
---------------------------------------------------------------------------------------------------
                                                                           2007            2006
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $    868,798    $ (1,686,746)
  Deduct: income (loss) from discontinued operations, net of tax            507,397      (1,816,705)
                                                                        ------------    ------------
  Income from continuing operations                                         361,401         129,959

  Adjustments to reconcile net income from
   continuing operations to net cash flows
    from operating activities:
     Depreciation                                                           894,180         941,722
     Amortization                                                            19,867          19,865
     (Gain) loss on sale of property and equipment                           (8,129)          5,171
     Stock based compensation                                                 6,000          30,000
     Deferred income taxes                                                  591,532        (830,226)
     Provision for losses on doubtful accounts                              (50,195)        319,987
     Provision for losses on inventory obsolescence                          11,650         136,762

  Changes in assets and liabilities:
     Accounts receivable                                                  1,286,473       1,673,877
     Inventories                                                          2,412,774        (965,064)
     Prepaid and other current assets                                         3,730         550,967
     Other assets                                                           (34,474)         90,840
     Accounts payable                                                    (2,950,309)     (1,553,341)
     Accrued expenses and accrued wages, salaries and bonuses               (71,599)       (446,058)
     Income taxes payable and receivable                                    (19,582)       (118,798)
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations          2,453,319         (14,337)
Net cash flows from operating activities - discontinued operations       (1,999,042)       (104,783)
                                                                       ------------    ------------
Net cash flows from operating activities                                    454,277        (119,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (211,340)       (377,249)
     Proceeds from sales of property and equipment                           17,675          31,898
     Purchase of trademark                                                        -         (15,000)
                                                                       ------------    ------------
Net cash flows from investing activities - continuing operations           (193,665)       (360,351)
Net cash flows from investing activities - discontinued operations        3,965,394          (1,021)
                                                                       ------------    ------------
Net cash flows from investing activities                                  3,771,729        (361,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net principal payments on bank credit agreements                    (2,858,077)     (1,620,228)
     Net proceeds from preferred stock issuance                                   -       1,982,372
     Proceeds from borrowings of long-term debt                                   -         109,811
     Dividends paid on preferred stock                                     (208,772)       (156,106)
     Principal payments on long-term debt                                  (288,570)       (334,508)
                                                                       ------------    ------------
Net cash flows from financing activities - continuing operations         (3,355,419)        (18,659)
Net cash flows from financing activities - discontinued operations         (789,874)        558,679
                                                                       ------------    ------------
Net cash flows from financing activities                                 (4,145,293)        540,020
                                                                       ------------    ------------
Net change in cash                                                           80,713          59,528

Cash, beginning of period                                                   481,138         546,273
                                                                       ------------    ------------
Cash, end of period                                                    $    561,851    $    605,801
                                                                       ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $  2,530,779    $  2,130,593
  Cash paid during the period for income taxes                               99,050           1,024

Supplemental disclosure of non-cash information:
  Buyer's assumption of HNWC lease in connection with
  the sale of HNWC's assets - discontinued operations                       225,502               -


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

The accompanying condensed consolidated unaudited financial statements include the accounts of AMCON Distributing Company and its subsidiaries.
The Company continues to consolidate all of the assets, liabilities and results of operations of its 85% owned subsidiary, Trinity Springs, Inc. ("TSI"), because minority shareholders have not guaranteed any of TSI's debt or committed additional capital to TSI. TSI is classified as a component of discontinued operations at March 31, 2007. See Note 11 related to ongoing TSI litigation.

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

For convenience, the second fiscal quarters of 2007 and 2006 have been referred to throughout this quarterly report as March 2007 and March 2006, respectively.

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

Recently Issued Accounting Pronouncements
-----------------------------------------
The Company is currently evaluating the impact of implementing the following new accounting standards:

On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company's fiscal year beginning October 1, 2008, with early adoption permitted.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the consideration of the effects of the carryover or reversal of prior year misstatements in quantifying a current year misstatement. The SEC recommends quantifying errors using both a balance sheet and income statement approach for purposes of materiality assessments. The guidance is effective for fiscal years ending after November 15, 2006.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

                                  7
2.  DISPOSITIONS

Discontinued operations include the residual assets, liabilities and results of operations of Hawaiian Natural Water Company, Inc. ("HNWC") and TSI for the three and six months ended March 2007 and HNWC, TSI and The Beverage Group, Inc. ("TBG") for the three and six months ended March 2006.

Prior to the classification of these businesses as discontinued operations, the Company allocated interest expense to its subsidiaries using an invested capital calculation. In accordance with Emerging Issues Task Force ("EITF") 87-24 "Allocation of Interest to Discontinued Operations", the Company has reclassified interest expense previously allocated to discontinued operations to continuing operations.

Hawaiian Natural Water Company, Inc. (HNWC)
-------------------------------------------
In September 2006, the Company classified HNWC as a component of discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". On November 20, 2006, all of the operating assets of HNWC were sold for approximately $3.8 million in cash plus the buyer's assumption of all operating and capital leases. The significant operating assets consisted of accounts receivable, inventory, furniture and fixtures, intellectual property and all of its bottling equipment. In connection with the sale, the Company has recorded a $1.6 million pretax gain on disposal of discontinued operations.

Trinity Springs, Inc. (TSI)
---------------------------
During fiscal 2006, the Company discontinued the operations of TSI due to recurring losses, a lack of capital resources to sustain operations, and the litigation discussed in Part II Item I of this quarterly report on Form 10-Q.

TSI operated a water bottling facility in Idaho and was a component of the Company's former beverage segment. TSI has been reflected in the accompanying condensed consolidated financial statements as a component of discontinued operations. As discussed more fully in Note 11, the Company continues to vigorously work towards the final settlement of the pending litigation.

The Beverage Group, Inc. (TBG)
--------------------------------
At March 2006, TBG, which represented the beverage marketing and distribution component of the Company's former beverage segment, was classified as a component of discontinued operations. In April 2006, the Company successfully concluded its wind-down plan of TBG's operations at which time its residual liabilities were classified in continuing operations.




Summary of Financial Information
--------------------------------
Discontinued operations includes the results from operations for HNWC and TSI for the three and six months ended March 2007 and HNWC, TSI and TBG for the three and six months ended March 2006. The effects of the discontinued operations on net income (loss) available to common shareholders and per share data are reflected within the consolidated financial statements. Operating results from discontinued operations, which have been excluded from income from continuing operations in the accompanying condensed consolidated unaudited statements of operations, are presented as follows:

                                             Three months ended               Six months ended
                                                   March                            March
                                         -------------------------      ---------------------------
                                             2007          2006             2007            2006
                                         -----------   -----------      ------------   ------------
Sales                                    $         -   $ 2,183,896      $    862,647   $  4,650,013
Operating loss                              (112,305)   (1,128,218)         (328,286)    (2,672,375)
(Loss) gain on disposal of discontinued
 operations, before income taxes            (107,255)            -         1,455,333              -
Income tax (benefit) expense                (120,000)     (445,000)          433,000     (1,044,000)
(Loss) income from
 discontinued operations                    (190,781)     (789,067)          507,397     (1,816,705)

The carrying amounts (net of allowances) of the major classes of assets and liabilities are as follows (in millions):

                                                            March                September
                                                             2007                   2006
                                                          ----------            ----------
Accounts receivable                                       $        -            $      0.7
Inventories                                                        -                   0.5
                                                          ----------            ----------
Total current assets of discontinued operations           $        -            $      1.2
                                                          ==========            ==========

Fixed assets                                              $      2.1            $      3.8
                                                          ==========            ==========

Accounts payable                                          $      0.8            $      2.0
Accrued expenses                                                 1.1                   1.0
Accrued wages, salaries and bonuses                                -                   0.3
Current portion of long-term debt                                2.8                   1.4
Current portion of long-term debt due related party              2.8                   2.8
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      7.5            $      7.5
                                                          ==========            ==========

Water royalty, in perpetuity                              $      2.8            $      2.8
Long-term debt, less current portion                               -                   2.3
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      2.8            $      5.1
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

All of the aforementioned related party notes payable, in addition to all other TSI long-term debt, were in default at March 2007. TSI has not obtained default waivers for its debt obligations and the stay on the litigation as described in Note 11, was removed during the quarter. Accordingly, all TSI debt obligations are classified in current liabilities of discontinued operations at March 2007.

TSI Water Royalty
------------------
As part of the June 17, 2004 asset purchase agreement in which the Company purchased the assets to form TSI, TSI became obligated to pay Crystal Paradise Holdings, Inc. ("CPH"), in perpetuity, an amount equal to the greater of $0.03 per liter of water extracted from the source or 4.0% of water revenues (as defined by the purchase agreement). The agreement is guaranteed by AMCON up to a maximum of $5.0 million, subject to a floor of
$288,000 annually.   Accordingly, the Company has recorded a $2.8 million
liability related to the present value of the future minimum water royalty payments and related broker fees to be paid in perpetuity. This liability is classified in noncurrent liabilities of discontinued operations.

The water royalty is secured by a first priority security and mortgage on the acquired assets, other than inventory and accounts receivable. CPH retains the right to receive any water royalty payment for the first five years in shares of AMCON common stock up to maximum of 41,666 shares. The water royalty can be cancelled after ten years have elapsed and the business of TSI is sold to an unaffiliated third party, in which case CPH would be entitled to receive the appraised fair market value of the water royalty but not less than $5.0 million. The Company's Chairman has in turn guaranteed AMCON in connection with AMCON's obligation for these payments. The Company is in settlement discussions with respect to the TSI litigation discussed in Note 11, pursuant to which it is undertaking to divest substantially all of the assets and liabilities of TSI as part of a complete settlement of any and all claims against the Company by CPH. Management believes that the recorded balances of the subject assets and liabilities have been recognized at their respective fair values.


3.  CONVERTIBLE PREFERRED STOCK

The Company has the following Convertible Preferred Stock outstanding as of March 2007:

                                   Series A            Series B             Series C
                                  -------------     ---------------     ---------------
Date of issuance:                 June 17, 2004     October 8, 2004       March 6, 2006
Optionally redeemable beginning   June 18, 2006     October 9, 2006       March 4, 2008
Par value (gross proceeds):          $2,500,000          $2,000,000          $2,000,000
Number of shares:                       100,000              80,000              80,000
Liquidation preference per share:        $25.00              $25.00              $25.00
Conversion price per share:              $30.31              $24.65              $13.62
Number of common shares in
 which to be converted:                  82,481              81,136             146,842
Dividend rate:                           6.785%               6.37%               6.00%


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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group beneficially own approximately 60% of the outstanding common stock as of March 31, 2007. Mr. William Wright, who has been AMCON's Chairman of the Board since AMCON's founding, beneficially owns 27% of the outstanding common stock without giving effect to shares owned by his adult children. There is an identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON

                                  11
can only make decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to seek optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright, the Company's Chairman, and a private equity firm (Draupnir, LLC) of which Mr. Petersen and Mr. Hobbs, both of whom are directors of the Company, are Members. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, now AMCON's Chief Executive Officer and Vice Chairman, to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is a subsidiary of Draupnir, LLC (the owner of Series A). Mr. Petersen and Mr. Hobbs are also Members of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that the Series A, Series B or Series C Preferred Stock will become redeemable in the future.

4.  INVENTORIES

Inventories consisted of the following at March 2007 and September 2006:

                                 March         September
                                  2007            2006
                              ------------    ------------
      Finished goods          $ 27,916,834    $ 29,407,201
      LIFO reserve              (5,898,195)     (4,964,138)
                              ------------    ------------
                              $ 22,018,639    $ 24,443,063
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market and consist of the cost of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (LIFO) or market and consists of the costs of finished goods. The LIFO reserves at March 2007 and September 2006 represent the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. Inventory also includes an allowance for obsolescence of $0.4 million at March 2007 and September 2006. The Company's obsolescence allowance reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.



5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:


                                                          March         September
                                                           2007            2006
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    1,912,877       1,912,877
                                                       ------------    ------------
                                                       $  5,848,808    $  5,848,808
                                                       ============    ============

Other intangible assets of the Company consisted of the following:

                                                          March         September
                                                           2007            2006
                                                       ------------    ------------
Trademarks and tradenames                              $  3,373,269    $  3,373,269
Favorable leases (less accumulated
  amortization of $439,333 and $419,466)                     46,667          66,534
                                                       ------------    ------------
                                                       $  3,419,936    $  3,439,803
                                                       ============    ============

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs an annual impairment testing of goodwill and other intangible assets after the completion of its third fiscal quarter.

Amortization expense for intangible assets that are considered to have finite lives was $9,933 and $19,867 and $9,932 and $19,865 for the three and six months ended March 2007 and 2006, respectively.

Amortization expense related to intangible assets held at March 2007 for each of the five years subsequent to September 30, 2006 is estimated to be as follows:

                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2007 /1/    2008        2009       2010       2011
                               ---------   ---------   --------   --------   --------

Favorable leases                  20,000      27,000          -          -          -
                               =========   =========   ========   ========   ========

/1/ Represents amortization expense of intangible assets with finite lives for the remaining six months of Fiscal 2007.



6.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements and income (loss) from discontinued operations by the weighted average common shares outstanding for each period. Diluted earnings (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements (when anti-dilutive) and income (loss) from discontinued operations by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.

Stock options and potential common stock outstanding at March 2007 and March 2006 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 330,704 for the three and six months ended March 2007, and 209,466 and 230,443 for the three and six months ended March 2006, respectively. The average exercise prices of these anti-dilutive options and potential common stock were $22.03 for the three and six months ended March 2007, and $28.03 and $26.72 for the three and six months ended March 2006, respectively.

                                                 For the three months ended March
                                      -------------------------------------------------------
                                                2007                           2006
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------  -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock /1/                        -             -               -       57,455
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   527,062       527,062         527,062      584,517
                                      ===========   ===========     ===========  ===========
4. (Loss) income from
     continuing operations            $  (216,224)  $  (216,224)    $   289,255  $   289,255
     Deduct: preferred stock
     dividend requirements /2/           (103,239)     (103,239)        (81,239)     (73,239)
                                      -----------   -----------     -----------  -----------
                                         (319,463)     (319,463)        208,016      216,016
                                      ===========   ===========     ===========  ===========
5.  Loss from discontinued
     operations                       $  (190,781)  $  (190,781)    $  (789,067) $  (789,067)
                                      ===========   ===========     ===========  ===========
6.  Net loss available
     to common shareholders           $  (510,244)  $  (510,244)    $  (581,051) $  (573,051)
                                      ===========   ===========     ===========  ===========
7. (Loss) income per share from
     continuing operations            $     (0.61)  $     (0.61)    $      0.39  $      0.37
                                      ===========   ===========     ===========  ===========
8.  Loss per share from
     discontinued operations          $     (0.36)  $     (0.36)    $     (1.49) $     (1.35)
                                      ===========   ===========     ===========  ===========
9.  Net loss earnings per share
     available to common shareholders $     (0.97)  $     (0.97)    $     (1.10) $     (0.98)
                                      ===========   ===========     ===========  ===========

                                               14
/1/ For the three months ended March 2007, all stock options and Convertible
    Preferred Stock Series were anti-dilutive and therefore excluded from the diluted weighted average number of shares outstanding calculation.  For the three months ended
    March 2006, dilutive shares included stock options and Series C Convertible Preferred
    Stock.  All other preferred stock series at March 2006 were anti-dilutive and were not included as a component of the diluted weighted average number of shares outstanding calculation.

/2/ For the three months ended March 2006, the Series C Convertible Preferred Stock was
    dilutive.  Accordingly, the dilutive earnings calculation excludes the Series C
    Convertible Preferred stock dividend payments, as this preferred stock series was assumed to have been converted to common stock of the Company.


                                                  For the six months ended March
                                      -------------------------------------------------------
                                                2007                           2006
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock /1/                        -        19,069               -            -
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   527,062       546,131         527,062      527,062
                                      ===========   ===========     ===========  ===========
4.  Income from continuing
     operations                       $   361,401       361,401     $   129,959  $   129,959
     Deduct: preferred stock
     dividend requirements               (208,772)     (208,772)       (156,106)    (156,106)
                                      -----------   -----------     -----------  -----------
                                          152,629       152,629         (26,147)     (26,147)
                                      ===========   ===========     ===========  ===========
5.  Income (loss) from discontinued
     operations                       $   507,397   $   507,397     $(1,816,705) $(1,816,705)
                                      ===========   ===========     ===========  ===========
6.  Net income (loss) available
     to common shareholders           $   660,026   $   660,026     $(1,842,852) $(1,842,852)
                                      ===========   ===========     ===========  ===========
7.  Earnings (loss) per share
     from continuing operations       $      0.29   $      0.28     $     (0.05) $     (0.05)
                                      ===========   ===========     ===========  ===========
8.  Earnings (loss) per share from
     discontinued operations          $      0.96   $      0.93     $     (3.45) $     (3.45)
                                      ===========   ===========     ===========  ===========
9.  Net earnings (loss) per share
     available to common shareholders $      1.25   $      1.21     $     (3.50) $     (3.50)
                                      ===========   ===========     ===========  ===========


/1/ For the six months ended March 2007, in the money stock options were dilutive, while all the Preferred Stock Series were anti-dilutive.  Accordingly, the preferred stock series have been excluded as a component of the diluted weighted average number of shares outstanding calculation for the six months ended March 2007.  For the six months ended
    March 2006, stock options and Series A, B and C Convertible Preferred Stock were anti-dilutive and have not been included as a component of the diluted weighted average number of shares outstanding calculation.

7.  COMPREHENSIVE INCOME (LOSS)

The following is a reconciliation of net income (loss) per the accompanying condensed consolidated unaudited statements of operations to comprehensive income (loss) for the three and six months ended March 2006. There were no such reconciling items to net income or accumulated other comprehensive income (loss) balances, during the three and six months ended March 2007.

                                          For the three months         For the six months
                                           ended March 2006             ended March 2006
                                          --------------------         ------------------
Net loss                                      $  (499,812)                 $(1,686,746)

 Interest rate swap valuation
   adjustment, net of income tax
   benefit of $18,000 and $29,000
   for the three and six months
   ended March 2006                               (29,351)                     (47,480)
                                              -----------                  -----------
Comprehensive loss                            $  (529,163)                 $(1,734,226)
                                              ===========                  ===========

8.  DEBT

Credit Agreement
----------------
The Company has a credit agreement with LaSalle Bank (the "Facility"), which includes the following significant terms:

   - A $55.0 million revolving credit limit, plus the outstanding balances on two term notes ("Term Note A" and "Term Note B") which totaled approximately $1.7 million at March 31, 2007 for a total credit facility limit of $56.7 million at March 31, 2007.

   - Bears interest at the bank's prime interest rate.

   - Maturity and expiration dates for the Facility and Term Note A of April 2009 and March 2008 for Term Note B.

   - Lending limits subject to accounts receivable and inventory limitations, and an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowings.

   - A prepayment penalty of two percent (2%) and one percent (1%) of the prepayment loan limit of $55.0 million if prepayment occurs on or before April 30, 2007 and April 30, 2008, respectively.

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 is required beginning with the fiscal quarter ending September 30, 2007 for the twelve month period then ended.


The cumulative minimum EBITDA requirements are as follows: (a) $1,000,000 for the three months ending December 31, 2006, December 31, 2007 and December 31, 2008 (b) $2,000,000 for the six months ending March 31, 2007, March 31, 2008, and March 31, 2009,(c) $4,500,000 for the nine months ending June 30, 2007, June 30, 2008 and $7,000,000 for the twelve months ending September 30, 2007 and September 30, 2008. The Company was in compliance with all the aforementioned covenants at March 31, 2007.

The Facility provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis. Additionally, the Facility contains an event of default if AMCON or its subsidiaries make any payment (in cash or other property) or a judgment is entered against AMCON or its subsidiaries requiring a payment (in cash or other property) to be made under or in connection with the guaranty by AMCON of the TSI acquisition notes or the water royalty under the asset purchase agreement for the purported sale of TSI assets.

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

At March 31, 2007, the available credit on the revolving portion of the Facility, including accounts receivable and inventory limitations, was $51.3 million and the outstanding balance was $44.3 million. The Facility bears interest at the bank's prime rate, which was 8.25% as of March 31, 2007 and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.

As a component of the credit agreement, the Company has two term notes, Term Note A and Term Note B, with LaSalle Bank. Term Note A bears interest at the bank's prime rate (8.25% at March 31, 2007) and is payable in monthly installments of $16,333. Term Note B bears interest at the bank's prime rate plus 2% (10.25% at March 31, 2007) and is payable in monthly installments of $100,000. The outstanding balances on Term Note A and Term Note B were
$0.7 million and $1.0 million, respectively, as of March 31, 2007.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Note B, which resulted in the guaranteed principal outstanding being reduced to approximately $6.0 million as of March 31, 2007. AMCON pays the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods Inc., Health Food Associates Inc. ("Akin's Natural Foods Inc."), HNWC and TSI.

Cross Default and Co-Terminus Provisions
-----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank ("M&I"), who is also a participant lender on the Company's revolving line of credit.


                                  17
The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

OTHER
-----
AMCON has issued a letter of credit in the amount of approximately
$1.0 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

9.  STOCK PLANS

Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan ("the Plan") which provided the Compensation Committee of the Board of Directors authorization to grant incentive stock options and non-qualified stock options, pursuant to the Stock Option Plan, of up to 550,000 shares.

The Company accounted for the stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method under which compensation cost was measured by the excess, if any, of the fair market value of its common stock on the date of grant over the exercise price of the stock option using the Black-Scholes option pricing model. Accordingly, stock-based compensation costs related to stock option grants was not reflected in income or loss as all options granted under the plan had an exercise price equal to or above the market value of the underlying stock on the date of grant. Options under the expired Plan were generally granted at the stock's fair market value at date of grant. Options issued to shareholders holding 10% or more of the Company's stock were generally issued at 110% of the stock's fair market value at date of grant.

On October 1, 2005, the Company adopted SFAS No. 123R, Shared Based Payment (SFAS 123R). The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized for the three and six months ended March 2007, includes amortization related to the remaining unvested portion of stock options granted prior to September 30, 2005. The Company's only stock option grant since fiscal 2003 was a non-qualified option to purchase 25,000 shares of the Company's common stock awarded to the Company's Chief Executive Officer in April 2007 as discussed in Note 12.

As a result of adopting SFAS 123R, net income (loss) before incomes taxes included share-based compensation expense of $3,000 and $6,000 and $15,000 and $30,000 for the three and six months ended March 2007 and March 2006, respectively. At March 2007, there were 29,635 options fully vested and exercisable under the Stock Option Plan and unamortized compensation expense totaled approximately $7,000.


Options issued and outstanding to management employees pursuant to the Stock Option Plan are summarized below:

                                        Number of       Number       Aggregate
        Date         Exercise Price      Options      Exercisable  Intrinsic Value
                                       Outstanding                   March 2007
     ------------------------------------------------------------------------------
     Fiscal  1998       $ 15.68             9,171         9,171        $ 74,469
     Fiscal  1999   $ 45.68 - $ 51.14       6,683         6,683               -
     Fiscal  2000       $ 34.50             3,165         3,165               -
     Fiscal  2003       $ 28.80             4,046         2,428               -
                                           ------        ------        --------
                                           23,065        21,447        $ 74,469
                                           ======        ======        ========

At March 2007, there were 8,188 options fully vested and exercisable issued to outside directors outside the Stock Option Plan as summarized as follows:

                                         Number of       Number       Aggregate
         Date         Exercise Price      Options      Exercisable  Intrinsic Value
                                        Outstanding                   March 2007
     ------------------------------------------------------------------------------
     Fiscal  1998       $ 15.68             1,834         1,834        $ 14,892
     Fiscal  1999   $ 36.82 - $ 49.09       3,852         3,852               -
     Fiscal  2002       $ 26.94             1,668         1,668               -
     Fiscal  2003       $ 28.26               834           834               -
                                           ------        ------        --------
                                            8,188         8,188        $ 14,892
                                           ======        ======        ========

The stock options have varying vesting schedules ranging up to five years and expire ten years after the date of grant.

The following is a summary of stock option activity during the six months ended March 2007.

                                          March 2007
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

The following summarizes all stock options outstanding at March 2007:

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
                               ======                           ======          ======         ======

10. BUSINESS SEGMENTS

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores' operations are aggregated to comprise the retail segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the "Other" column is interest expense previously allocated to HNWC and TSI, intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

                                  Wholesale
                                  Distribution       Retail         Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
QUARTER ENDED MARCH 2007:
External revenue:
 Cigarettes                       $ 143,291,673    $         -    $        -    $ 143,291,673
 Confectionery                       13,485,184              -             -       13,485,184
 Health food                                  -      9,812,607             -        9,812,607
 Tobacco, food service & other       34,587,037              -             -       34,587,037
                                  -------------    -----------    ----------    -------------
Total external revenue              191,363,894      9,812,607             -      201,176,501
Depreciation                            307,568        138,703             -          446,271
Amortization                                  -          9,933             -            9,933
Operating income (loss)               1,489,830        849,053    (1,474,356)         864,527
Interest expense                        282,711        373,975       581,290        1,237,976
Income (loss) from continuing
 operations before taxes              1,217,567        485,740    (2,044,531)        (341,224)
Total assets                         65,221,350     11,591,894    10,321,086       87,134,330
Capital expenditures                     33,251          7,280             -           40,531

QUARTER ENDED MARCH 2006:
External revenue:
 Cigarettes                       $ 141,811,011    $         -    $        -    $ 141,811,011
 Confectionery                       13,038,041              -             -       13,038,041
 Health food                                  -      9,711,316             -        9,711,316
 Tobacco, food service & other       31,243,422              -             -       31,243,422
                                  -------------    -----------    ----------    -------------
Total external revenue              186,092,474      9,711,316             -      195,803,790
Depreciation                            312,657        160,272             -          472,929
Amortization                                  -          9,932             -            9,932
Operating income (loss)               1,640,706        944,798    (1,010,174)       1,575,330
Interest expense                        328,612        397,520       383,753        1,109,885
Income (loss) from continuing
 operations before taxes              1,331,140        557,042    (1,393,927)         494,255
Total assets                         63,188,858     12,642,701    16,065,716       91,897,275
Capital expenditures                    238,212         24,495             -          262,707

                                  Wholesale
                                  Distribution       Retail        Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
SIX MONTHS ENDED MARCH 2007:
External revenue:
 Cigarettes                       $ 294,149,869    $         -    $        -    $ 294,149,869
 Confectionery                       26,923,892              -             -       26,923,892
 Health food                                  -     18,891,317             -       18,891,317
 Tobacco, food service & other       70,577,572              -             -       70,577,572
                                  -------------    -----------    ----------    -------------
Total external revenue              391,651,333     18,891,317             -      410,542,650
Depreciation                            613,640        280,540             -          894,180
Amortization                                  -         19,867             -           19,867
Operating income (loss)               4,079,396      1,350,621    (2,387,285)       3,042,732
Interest expense                        581,791        760,530     1,164,317        2,506,638
Income (loss) from continuing
 operations before taxes              3,512,517        609,977    (3,523,093)         599,401
Total assets                         65,221,350     11,591,894    10,321,086       87,134,330
Capital expenditures                    123,756         87,584             -          211,340

SIX MONTHS ENDED MARCH 2006:
External revenue:
 Cigarettes                       $ 286,249,377    $         -     $       -    $ 286,249,377
 Confectionery                       25,243,784              -             -       25,243,784
 Health food                                  -     18,725,875             -       18,725,875
 Tobacco, food service & other       63,801,835              -             -       63,801,835
                                  -------------    -----------    ----------    -------------
Total external revenue              375,294,996     18,725,875             -      394,020,871
Depreciation                            617,193        324,529             -          941,722
Amortization                                  -         19,865             -           19,865
Operating income (loss)               2,838,846      1,446,110    (1,811,238)       2,473,718
Interest expense                        702,855        806,207       758,288        2,267,350
Income (loss) from continuing
 operations before taxes              2,166,819        658,667    (2,569,527)         255,959
Total assets                         63,188,858     12,642,701    16,065,716       91,897,275
Capital expenditures                    321,638         55,611             -          377,249


/1/ Includes interest expense previously allocated to HNWC and TSI, intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations.


11.  CONTINGENCIES

The Company and its consolidated subsidiary, TSI, were involved in litigation regarding shareholder approval of the purchase of substantially all of the assets of Trinity Springs, Ltd. (which later changed its name to Crystal Paradise Holdings, Inc. ("CPH")). That litigation has been settled and the presiding Court has approved the settlement and dismissed the lawsuit with prejudice.

The settlement resolved all disputes between the minority shareholder plaintiffs, CPH, AMCON, TSI and the Defendant Directors. The Company faces no further known liability from that lawsuit or settlement. However, the settlement did not resolve claims that AMCON and TSI may have against CPH, or that CPH may have against AMCON and TSI.

On December 21, 2006, CPH filed a first amended complaint in the Fourth Judicial District of the State of Idaho (Elmore County) against AMCON and TSI and other defendants relating to the transfer of the assets of CPH to TSI and TSI's operation of the business thereafter. In this lawsuit, CPH asserts claims of foreclosure; breach of the asset purchase agreement, promissory notes and water royalty obligations; quantum meruit; unjust enrichment; and collection and enforcement of its security interest. In addition, CPH seeks a declaratory judgement that: (i) AMCON and TSI are obligated to perform under the asset purchase agreement and other agreements related to the asset

                                  21
purchase transaction; (ii) the actions of AMCON and TSI constituted events of default; (iii) TSI has not cured the events of default; (iv) TSI's obligations are accelerated under certain promissory notes; and (v) AMCON is liable to CPH under a guaranty and suretyship agreement for all amounts owing to CPH under the asset purchase agreement and related agreements. Finally, CPH seeks its costs and attorney fees.

AMCON disagrees with the assertions made by CPH and intends to vigorously defend against CPH's claims and to pursue its own claims against CPH.

With respect to the claims asserted by CPH in its recently filed complaint, AMCON's management, after consulting with the trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and therefore cannot estimate the amount or range of any potential loss, if any, because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed.

12.  SUBSEQUENT EVENT

Stock Option Grant
------------------
On December 11, 2006, the Compensation Committee of the Board of Directors awarded Christopher Atayan, Chief Executive Officer, Vice Chairman and a Director of the Company, a non-qualified option to purchase 25,000 shares of the Company's common stock, subject to shareholder approval. On April 17, 2007, the Company's shareholders approved the stock option grant, which vests over a three year period and has an exercise price of $18.00 per share, the December 11, 2006 closing price of the Company's common stock on the American Stock Exchange. The amount of compensation expense to be recorded in the Company's financial statements in connection with this grant, in accordance with SFAS 123R, was measured as of April 17, 2007, the date of shareholder approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements:

   - treatment of TSI transaction and litigation,

                                  22
   - changing market conditions with regard to cigarettes,
   - changes in promotional and incentive programs offered by manufacturers,
   - the demand for the Company's products,
   - new business ventures,
   - domestic regulatory risks,
   - competition,
   - poor weather conditions,
   - increases in fuel prices,
   - collection of guaranteed amounts,
   - other risks over which the Company has little or no control, and
   - any other factors not identified herein could also have such an effect.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our 2006 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the first six months of fiscal 2007.

COMPANY OVERVIEW - SECOND FISCAL QUARTER 2007

The following discussion and analysis includes the Company's results of operations from continuing operations for the three and six months ended March 2007 and March 2006. Continuing operations is comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit
(loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit from our discontinued operations have been aggregated and reported as income (loss) from discontinued operations and are not a component of the aforementioned continuing operations discussion.

AMCON Distributing Company ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates thirteen retail health food stores in Florida and the Midwest. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries. AMCON's second fiscal quarters ended on March
31, 2007 and March 31, 2006. For ease of discussion, AMCON's second fiscal quarters, which ended on March 31, 2007 and March 31, 2006, are referred to herein as March 2007 and 2006, respectively or Q2 2007 and Q2 2006, respectively.
                                  23
During the second quarter of fiscal 2007, the Company:

-  experienced a $5.4 million or 2.7%, increase in sales compared to Q2 2006.

- reduced total continuing operations debt by $3.1 million compared to such debt as of September 2006.

- recognized (loss) income from continuing operations per basic share of ($0.61)and $0.39 for the three months ended March 2007 and March
   2006, respectively, and $0.29 and ($0.05) for the six months ended March 2007 and March 2006, respectively.

- recognized (loss) income from discontinued operations per basic share of ($0.36) and ($1.49) for the three months ended March 2007 and March 2006, respectively, and $0.96 and ($3.45) for the six months ended March 2007 and March 2006, respectively.

Wholesale Distribution Segment
------------------------------
The wholesale distribution business represents approximately 95% of our consolidated sales. ADC serves approximately 5,000 retail outlets in the Great Plains and Rocky Mountain regions and is ranked as a top ten convenience store supplier by Convenience Store News.

ADC has significant alliances with the major cigarette manufacturers which we believe control over 90% of the cigarette industry volume. While some of our competitors have focused on the lower priced cigarette brands, ADC has made a conscious decision to support and grow our national brand segment and align our business with the major players in the industry. We believe that it is important not to compete against the major cigarette manufacturers because of their commitment to growing and maintaining their market share in a declining category. Additionally, we believe that consumers' preference for premium brands currently drives the category volume.

We provide our retailers with a broad selection of merchandise in all product categories and continue to focus on growing our non-cigarette categories, which represented approximately 25% of our total wholesale distribution segment sales for the six months ended March 2007 as compared to 24% for the same period in the prior year.

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


                                  24
Management has worked to improve ADC's operating efficiency by investing in information technology systems to automate our buying and financial control functions, as well as minimizing inventory costs. By offering superior customer service and aggressively managing operating costs, management believes ADC is better positioned to compete with both smaller and larger distributors.

Increases in fuel prices, in addition to increases in other operating costs, are having a significant impact on all distributors in the United States.
We expect that competition and the pressure on profit margins will continue to affect both large and small distributors resulting in additional industry consolidation.

Retail Health Food Segment
--------------------------
The retail health food industry is experiencing growth primarily because of the demand for natural products and more health conscious consumers. Our retail health food segment has benefitted from this trend, experiencing sales growth in many product categories including grocery and supplements. Management continues to evaluate locations for new stores and closely reviews existing locations for opportunities to close, relocate or expand strong performing stores.

AMCON's retail health food stores are managed collectively through a main office in Tulsa, Oklahoma. The Company strives to maintain the local identity of each store while leveraging the operating synergies of centralized management operations.

RESULTS OF OPERATIONS - Continuing Operations

SALES

Changes in sales are driven by two primary components as follows:

      (i) changes to selling prices, which is largely controlled by our product suppliers and excise taxes imposed on cigarettes and tobacco products by various states; and

      (ii) changes in the volume of products sold to our customers, either due to a change in purchasing patterns resulting from consumer preferences or the fluctuation in the comparable number of business days in our reporting period.

Sales by business segment for the three and six month periods ended March 2007 and March 2006 are as follows (dollars in millions):

                                          Three months                  Six months
                                          ended March                   ended March
                                     -----------------------      ------------------------

                                      2007     2006    Incr       2007     2006     Incr
                                     ------   ------  ------     ------   -------  ------
Wholesale distribution segment       $191.4   $186.1  $  5.3     $391.6   $ 375.3  $ 16.3
Retail health food segment              9.8      9.7     0.1       18.9      18.7     0.2
                                     ------   ------  ------     ------   -------  ------
                                     $201.2   $195.8  $  5.4     $410.5   $ 394.0  $ 16.5
                                     ======   ======  ======     ======   =======  ======


                                  25

Three months ended March 2007 comparison - continuing operations
----------------------------------------------------------------
Sales for Q2 2007 increased $5.4 million, or 2.7% as compared to Q2 2006. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $4.0 million and $3.6 million, for Q2 2007 and Q2 2006, respectively.

Sales from our wholesale distribution segment increased $5.3 million for the three months ended March 2007 as compared to the same period in the prior year. This increase was comprised of a $1.5 million increase in cigarette sales and a $3.8 million increase in tobacco, confectionary, food service and other product sales in Q2 2007 as compared to Q2 2006.

Significant items impacting sales during Q2 2007 were price increases implemented by major cigarette manufacturers and increases in cigarette excise taxes imposed by certain states during Q2 2007. These items had the impact of increasing cigarette sales by approximately $3.1 million and $2.5 million, respectively, during Q2 2007 as compared to Q2 2006. The remaining change in cigarette sales during Q2 2007 is due to changes in product mix and a 3.3% decrease in carton volume as compared to Q2 2006. The increase in tobacco, confectionary, food service and other product sales is primarily the result of fluctuations in the product mix sold, price increases and changes in sales volumes.

Sales from our retail health food segment increased slightly to $9.8 million in Q2 2007 as compared to $9.7 million in Q2 2006.

Six months ended March 2007 comparison - continuing operations
--------------------------------------------------------------
Sales for the six month period ended March 2007 increased $16.5 million, or 4.2% compared to the same period in the prior fiscal year. Sales for the six months ended March 2007 and 2006, were net of costs associated with sales incentives provided to retailers, totaling $7.9 million and $7.2 million, respectively.

Sales from our wholesale distribution segment increased $16.3 million for the six months ended March 2007 as compared to the same period in the prior year. Of this increase, cigarette sales increased $7.9 million and sales of tobacco, confectionary and other products increased $8.4 million. Significant items impacting sales in this segment during the first six months of fiscal 2007 were price increases implemented by major cigarette manufacturers and increases in cigarette excise taxes imposed by certain states during the first six months of fiscal 2007. These items had the impact of increasing cigarette sales by approximately $5.0 million and $2.5 million, respectively, during the first six months of fiscal 2007 as compared to the same period in the prior year. The remaining change in our wholesale distribution segment sales is primarily the result of fluctuations in the product mix sold, price increases within the tobacco, confectionary, food service and other product categories and changes in sales volumes.

Sales from our retail health food segment increased $0.2 million or 1.0%, during the first six months of fiscal 2007 as compared to the same period in 2006.



                                  26


GROSS PROFIT

Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities.

Some entities may classify such costs as a component of cost of sales. Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives that we receive which are netted against such costs.

Gross profit by business segment for the three and six month periods ended March 2007 and March 2006 are as follows (dollars in millions):

                                           Three Months                 Six Months
                                           ended March                  ended March
                                     -----------------------     -----------------------
                                                       Incr                        Incr
                                      2007     2006   (Decr)      2007     2006   (Decr)
                                     ------   ------  ------     ------  -------  ------
Wholesale distribution segment       $ 10.4   $ 10.6  $ (0.2)     $21.9  $  21.1  $  0.8
Retail health food segment              3.9      4.0    (0.1)       7.5      7.6    (0.1)
                                     ------   ------  ------     ------  -------  ------
                                     $ 14.3   $ 14.6  $ (0.3)     $29.4  $  28.7  $  0.7
                                     ======   ======  ======     ======  =======  ======

Three months ended March 2007 comparison - continuing operations
----------------------------------------------------------------
Gross profit for the three month period ended March 2007 decreased $0.3 million, or 1.9% as compared to Q2 2006 and gross profit as a percent of sales decreased to 7.1% as compared to 7.5% in Q2 2006.

During Q2 2007, gross profit in our wholesale distribution segment decreased $0.2 million or 1.9%, compared to Q2 2006. Decreasing gross profit in this segment during the three month period was a $0.7 million higher inventory LIFO reserve charge as compared to the same period in the prior year, partially offset by a $0.6 million benefit resulting from excise tax increases during Q2 2007. The remaining change in our wholesale distribution segment gross margin was primarily the result of fluctuations in the product mix sold, promotional allowances received from manufacturers, price increases within our non-cigarette product categories and changes in unit volumes sold.

Gross profit for the retail health segment decreased slightly in Q2 2007 to $3.9 million from $4.0 million in Q2 2006. Decreasing gross profit during Q2 2007 was attributable to a $0.2 million higher inventory LIFO reserve charge as compared to the same period in the prior year. This higher LIFO reserve charge was partially offset by the impact of an improved sales mix of higher margin products.

Six months ended March 2007 comparison - continuing operations
--------------------------------------------------------------
For the six months ended March 2007, gross profit increased $0.7 million, or 2.6% compared to the same period in the prior fiscal year. Gross profit as a percent of sales decreased slightly to 7.2% from 7.3% for the six month period ended March 2007, as compared to the same period in 2006.


                                  27


Gross profit from our wholesale distribution segment increased approximately $0.8 million or 3.8%, for the six months ended March 2007 as compared to the same period in the prior year. Increasing gross profit during the six month period was approximately a $0.6 million benefit resulting from excise tax increases during the first six months of fiscal 2007. This increase was offset by a $0.6 million higher inventory LIFO reserve charge incurred during the first six months of 2007 as compared to the same period in the prior year. The remaining change in our wholesale distribution segment gross margin was primarily the result of fluctuations in the product mix sold, promotional allowances received from manufacturers, price increases within our non-cigarette product categories and changes in unit volumes sold.

Gross profit in our retail health food segment decreased approximately $0.1 million in the first six months of fiscal 2007 as compared to the same period in fiscal 2006. Decreasing gross profit during the first six months of fiscal 2007 was a $0.2 million higher inventory LIFO reserve charge as compared to the same period in the prior year. This higher LIFO reserve charge was partially offset by the impact of an improved sales mix of higher margin products.

OPERATING EXPENSE - three and six months ended March 2007 comparison

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

In Q2 2007, operating expenses increased approximately $0.4 million, or 3.4% as compared to Q2 2006. This increase was primarily related to higher insurance, compensation and professional expenses incurred during Q2 2007, partially offset by a decrease in bad debt expense as compared to Q2 2006.

For the six month period ended March 2007, total operating expenses increased by approximately $0.2 million, or 0.7% as compared to the same period in the prior year. This increase was primarily related to higher compensation costs, partially offset by a decrease in bad debt expense, during the first six months of fiscal 2007 as compared to the same period in the prior year.

INTEREST EXPENSE - three and six months ended March 31, 2007 comparison

Interest expense for the three and six months ended March 2007, increased $0.1 million and $0.2 million, respectively as compared to the same periods in 2006. These changes were principally related to increases in the prime interest rate, which is the rate at which the Company primarily borrows, and the maturity of an interest rate swap which expired in fiscal 2006. The interest rate swap had the effect of converting $10.0 million of the Company's credit facility borrowings to a fixed interest rate of 4.87%.

On average, the Company's borrowing rates on variable rate debt were 0.87% higher and the average borrowings on variable rate debt were $1.5 million lower in Q2 2007 as compared to Q2 2006. For the six months ended March 2007, variable interest rates were on average 1.14% higher and average

                                  28
borrowings on variable rate debt were $1.9 million higher as compared to the same period in 2006.

DISCONTINUED OPERATIONS - three and six months ended March 2007

Discontinued operations include the residual assets, liabilities and results of operations of Hawaiian Natural Water Company, Inc. ("HNWC") and Trinity Springs, Inc. ("TSI") for the three and six months ended March 2007 and HNWC, TSI and The Beverage Group, Inc. ("TBG") for the three and six months ended March 2006. In April 2006, the Company successfully concluded its wind-down plan of TBG's operations at which time its residual liabilities were classified in continuing operations.

(Loss) income from discontinued operations totaled ($0.2) million and $0.5 million for the three and six months ended March 2007 compared to ($0.8) million and ($1.8) million for the same periods in the prior year. The change in (loss) income compared to the same periods in the prior fiscal year, is primarily attributable to the November 2006 sale of HNWC's assets for pretax gain of $1.6 million. Additionally, TSI's operations were closed in March 2006, which has stemmed further operating losses in the current fiscal year. Also, during Q2 2007 the former distribution warehouse for TSI was sold at a foreclosure sale for approximately $0.2 million. The proceeds of this sale were used to reduce TSI's outstanding debt and resulted in a pretax loss of approximately $0.1 million for the three months ended March 2007.

A summary of discontinued operations is as follows:

                                             Three months ended               Six months ended
                                                   March                            March
                                         -------------------------      ---------------------------
                                             2007          2006             2007            2006
                                         -----------   -----------      ------------   ------------
Sales                                    $         -   $ 2,183,896      $    862,647   $  4,650,013
Operating loss                              (112,305)   (1,128,218)         (328,286)    (2,672,375)
(Loss) gain on disposal of discontinued
 operations, before income taxes            (107,255)            -         1,455,333              -
Income tax (benefit) expense                (120,000)     (445,000)          433,000     (1,044,000)
(Loss) income from
 discontinued operations                    (190,781)     (789,067)          507,397     (1,816,705)

LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory and make capital investments. In general, the Company finances these cash needs from the cash flow generated by its operating activities, credit facility borrowings and preferred stock issuances, as necessary. During the six months ended March 2007, the Company generated cash of approximately $0.5 million from operating activities. This change in cash was primarily related to a reduction in inventory and accounts receivable levels in our wholesale distribution segment, partially offset by the pay down of accounts payable and accrued expenses in both our continuing and discontinued operations.

Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, in the circumstance where we are "buying-in" to obtain favorable terms on particular product or to maintain our LIFO layers, we may have to retain the inventory for a period longer than the payment terms. This generates a cash outflow from operating activities that we expect to reverse in later periods. Additionally, during the warm weather months, which is our peak time of the year operationally, we generally carry larger inventory back stock to ensure high fill rates to maintain customer satisfaction.

Investing Activities. The Company generated approximately $3.8 million in cash from investing activities during the first six months of fiscal 2007.
Of the cash generated, approximately $3.8 million resulted from the sale of HNWC's assets in November 2006 and $0.2 million related to the sale of TSI's distribution warehouse included as part of our discontinued operations. These cash proceeds were partially offset by $0.2 million in capital expenditures for property, plant and equipment.

Financing Activities. The Company used net cash of $4.1 million for financing activities during the first six months of fiscal 2007. Of this net change in cash, the Company used cash of $2.9 million for principal payments on its bank credit facility, $1.0 million for principal payments on long-term debt for both continuing and discontinued operations, and $0.2 million for the payment of preferred stock dividend payments.

Cash on Hand/Working Capital. As of March 2007, the Company had cash on hand of $0.6 million and working capital (current assets less current liabilities) of $26.4 million. This compares to cash on hand of $0.5 million and working capital of $28.0 million as of September 2006.

TSI Litigation
--------------
As discussed in Note 2 to the Condensed Consolidated Unaudited Financial Statements included within this Quarterly Report on Form 10-Q, in fiscal 2006 Company management decided to cease operations of TSI due to recurring losses, lack of capital resources, and the litigation discussed in Part II,
Item 1, Legal Proceedings regarding the ownership of the assets of TSI. As a result of this decision, there are no revenues and only minimal expenses at TSI. Management is working to divest substantially all of the assets of TSI in an attempt to achieve a complete resolution of any and all claims by CPH against the Company and that the Company has against CPH. The impact of this decision on our future cash flows is that only minimal expenses are funded at TSI.

Contractual Obligations
-----------------------
There have been no significant changes to the Company's contractual obligations as set forth in the Company's Annual Report on Form 10-K for the fiscal period ended September 30, 2006.

CREDIT AGREEMENT
----------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). The significant terms of the Facility at March 31, 2007 include:

   - A $55.0 million revolving credit limit, plus the outstanding balances on two term notes ("Term Note A" and "Term Note B") which totaled approximately $1.7 million at March 31, 2007 for a total credit facility limit of $56.7 million at March 31, 2007.

   - Bears interest at the bank's prime interest rate.

   - Maturity and expiration dates for the Facility and Term Note A of April 2009 and March 2008 for Term Note B.

   - Lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowings.

   - A prepayment penalty of two percent (2%) and one percent (1%) of the prepayment loan limit of $55.0 million if prepayment occurs on or before April 30, 2007 and April 30, 2008, respectively.

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 is required beginning with the fiscal quarter ending September 30, 2007 for the twelve month period then ended.

The cumulative minimum EBITDA requirements are as follows: (a) $1,000,000 for the three months ending December 31, 2006, December 31, 2007 and December 31, 2008 (b) $2,000,000 for the six months ending March 31, 2007, March 31, 2008, and March 31, 2009, (c) $4,500,000 for the nine months ending June 30, 2007, and June 30, 2008 and $7,000,000 for the twelve months ending September 30, 2007 and September 30, 2008. The Company was in compliance with all the aforementioned covenants at March 31, 2007.

The Company's maximum available credit limit under the Facility was $51.3 million at March 31, 2007, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. On March 31, 2007, the outstanding balance on the revolving portion of the Facility was $44.3 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 8.25% at March 31, 2007. Based on our collateral and loan limits, the Company's excess availability under the Facility at March 31, 2007 was approximately $7.0 million.

During the first six months of fiscal 2007, our peak borrowings under the Facility were $52.6 million and our average borrowings and average availability were $47.6 and $2.7 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on the collateralized assets.

As a component of the credit agreement, the Company has two term notes, Term Note A and Term Note B, with LaSalle Bank. Term Note A bears interest at the bank's prime rate (8.25% at March 31, 2007) and is payable in monthly installments of $16,333. Term Note B bears interest at the bank's prime rate plus 2% (10.25% at March 31, 2007) and is payable in monthly installments of $100,000. The outstanding balances on Term Note A and Term Note B were
$0.7 million and $1.0 million, respectively, as of March 31, 2007.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Note B, which resulted in the guaranteed principal outstanding being reduced to approximately $6.0 million as of March 31, 2007. AMCON pays the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods Inc., Health Food Associates Inc., HNWC and TSI.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt.
At March 31, 2007, the Company had $46.0 million of variable rate debt outstanding with maturities through April 2009. The interest rate on this debt ranged from 8.25% to 10.25% at March 2007. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.3 million for each 1% change in our lender's prime interest rate.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its consolidated subsidiary, TSI, were involved in litigation regarding shareholder approval of the purchase of substantially all of the assets of Trinity Springs, Ltd. (which later changed its name to Crystal Paradise Holdings, Inc. ("CPH")). That litigation has been settled and the presiding Court has approved the settlement and dismissed the lawsuit with prejudice.

The settlement resolved all disputes between the minority shareholder plaintiffs, CPH, AMCON, TSI and the Defendant Directors. The Company faces no further known liability from that lawsuit or settlement. However, the settlement did not resolve claims that AMCON and TSI may have against CPH, or that CPH may have against AMCON and TSI.

On December 21, 2006, CPH filed a first amended complaint in the Fourth Judicial District of the State of Idaho (Elmore County) against AMCON and TSI and other defendants relating to the transfer of the assets of CPH to TSI and TSI's operation of the business thereafter. In this lawsuit, CPH asserts claims of foreclosure; breach of the asset purchase agreement, promissory

                                  33
notes and water royalty obligations; quantum meruit; unjust enrichment; and collection and enforcement of its security interest. In addition, CPH seeks a declaratory judgement that: (i) AMCON and TSI are obligated to perform under the asset purchase agreement and other agreements related to the asset purchase transaction; (ii) the actions of AMCON and TSI constituted events of default; (iii) TSI has not cured the events of default; (iv) TSI's obligations are accelerated under certain promissory notes; and (v) AMCON is liable to CPH under a guaranty and suretyship agreement for all amounts owing to CPH under the asset purchase agreement and related agreements. Finally, CPH seeks its costs and attorney fees.

AMCON disagrees with the assertions made by CPH and intends to vigorously defend against CPH's claims and to pursue its own claims against CPH.

With respect to the claims asserted by CPH in its recently filed complaint, AMCON's management, after consulting with the trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and therefore cannot estimate the amount or range of any potential loss, if any, because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed.

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" in our 2006 Annual Report to Shareholders on Form 10-K for the fiscal year ended September 30, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submission of matters to a vote of security holders to be reported during the three month fiscal period ended March 31, 2007.

Item 5.  Other Information

Not applicable.


                                  34













Item 6.   Exhibits

(a) Exhibits

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


Date:     April 17, 2007           /s/ Christopher H. Atayan
          ------------------       -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer and
                                    Vice Chairman


Date:     April 17, 2007           /s/ Andrew C. Plummer
          ------------------       -----------------------------
                                   Andrew C. Plummer,
                                   Chief Financial Officer and Principal
                                    Financial and Accounting Officer




                                  35