Form 10-K/A
period 2006-09-30
AMCON DISTRIBUTING CO
filed 2007-05-25
CIK 928465

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
                        -------

                       AMCON Distributing Company
-----------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

             Delaware                              47-0702918
------------------------------                --------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

              7405 Irvington Road, Omaha NE          68122
-----------------------------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)

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


                             EXPLANATORY NOTE

AMCON Distributing Company (the "Company") is filing this amendment No. 2 on Form 10-K/A (the "Amendment") in response to a comment letter received from the Staff of the Securities and Exchange Commissions (the "Staff"). This Amendment amends and replaces in its entirety the Company's disclosure in
Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2006, filed on December 29, 2006 (the "Report").

Except to the extent modified, this Amendment is as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comment letter received from the Staff. This Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.




ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to ensure that information required to be disclosed in the Company's reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and the related rules and forms of the SEC. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

The Company carried out the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the design and operation of the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously disclosed, in connection with the Company's fiscal year 2005 audit, and the Company's evaluation of disclosure and controls procedures, management determined that material weaknesses existed at September 30, 2005 related to incorrect accounting entries made at the Company's HNWC subsidiary, and interest expense allocations made by the Company to one of its wholly-owned subsidiaries (The Beverage Group, Inc.) which was a component of discontinued operations. During fiscal 2006, the Company implemented a plan which resulted in the successful remediation and elimination of our material weaknesses in internal control over financial reporting as disclosed in Form 10-K for the fiscal year ended September 30, 2005.

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



                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant, AMCON Distributing Company, a Delaware corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Omaha, State of Nebraska, on the 23rd day of May 2007.


                                   AMCON DISTRIBUTING COMPANY
                                        (registrant)


                                   By: /s/ Christopher H. Atayan
                                   -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer
                                    and Vice Chairman


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 23rd day of May 2007.


       Signature                                Title
       ---------                                -----


/s/ William F. Wright             Chairman of the Board and Director
------------------------
William F. Wright


/s/ Christopher H. Atayan         Chief Executive Officer
------------------------            and Vice Chairman
Christopher H. Atayan


/s/ Kathleen M. Evans             President and Director
------------------------
Kathleen M. Evans


/s/ Andrew C. Plummer             Vice President and Chief Financial
------------------------            Officer (Principal Financial and
Andrew C. Plummer                   Accounting Officer)


/s/ Allen D. Petersen             Director
------------------------
Allen D. Petersen



                                   5




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




