Form 10-Q
period 2007-06-30
AMCON DISTRIBUTING CO
filed 2007-07-19
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2007

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
The Registrant had 527,062 shares of its $.01 par value common stock outstanding as of July 16, 2007.

                                                                Form 10-Q
                                                               3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          June 30, 2007 (unaudited) and September 30, 2006                3

          Condensed consolidated unaudited statements of operations
          for the three and nine months ended June 30, 2007 and
          2006                                                            4

          Condensed consolidated unaudited statements of cash flows
          for the nine months ended June 30, 2007 and
          2006                                                            5

          Notes to condensed consolidated unaudited
          financial statements                                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  25

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     35

Item 4.   Controls and Procedures                                        36

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              36

Item 1A.  Risk Factors                                                   38

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    38

Item 3.   Defaults Upon Senior Securities                                38

Item 4.   Submission of Matters to a Vote of Security Holders            38

Item 5.   Other Information                                              39

Item 6.   Exhibits                                                       40





PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                  June 30, 2007 and September 30, 2006
----------------------------------------------------------------------------------------------------
                                                                       June 2007          September
                                                                      (Unaudited)           2006
                                                                     ------------       ------------
ASSETS
Current assets:
  Cash                                                               $    588,135       $    481,138
  Accounts receivable, less allowance for doubtful
    accounts of $0.4 million and $0.9 million, respectively            26,653,708         27,815,751
  Inventories, net                                                     24,369,429         24,443,063
  Deferred income taxes                                                 2,045,006          1,972,988
  Current assets of discontinued operations                                 3,435          1,172,805
  Prepaid and other current assets                                      6,371,027          5,369,154
                                                                     ------------       ------------
     Total current assets                                              60,030,740         61,254,899

Property and equipment, net                                            11,521,419         12,528,539
Goodwill                                                                5,848,808          5,848,808
Other intangible assets                                                 3,410,003          3,439,803
Deferred income taxes                                                   5,386,739          6,772,927
Noncurrent assets from discontinued operations                          2,057,033          3,774,106
Other assets                                                            1,151,044          1,247,464
                                                                     ------------       ------------
                                                                     $ 89,405,786       $ 94,866,546
                                                                     ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                   $ 12,323,037       $ 14,633,124
  Accrued expenses                                                      5,660,479          4,687,789
  Accrued wages, salaries and bonuses                                   1,470,837          1,879,699
  Income taxes payable                                                    155,716            168,936
  Current liabilities of discontinued operations                        7,703,401          7,461,549
  Current maturities of credit facility                                 3,346,000          3,896,000
  Current maturities of long-term debt                                    462,198            524,130
                                                                     ------------       ------------
     Total current liabilities                                         31,121,668         33,251,227
                                                                     ------------       ------------
Credit facility, less current maturities                               42,521,181         44,927,429
Long-term debt, less current maturities                                 6,716,001          7,069,357
Noncurrent liabilities of discontinued operations                       2,807,000          5,087,230

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares outstanding, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares outstanding, liquidation preference
   $25.00 per share                                                     1,857,645          1,857,645

Series C cumulative, convertible preferred stock, $.01 par value
   80,000 shares outstanding, liquidation preference
   $25.00 per share                                                     1,982,372          1,982,372

Commitments and contingencies (Note 11)

Shareholders' equity (deficiency):
  Preferred stock, $0.01 par, 1,000,000 shares authorized,
    260,000 shares outstanding and issued in Series A, B and C
    referred to above                                                           -                  -
  Common stock, $.01 par value, 3,000,000
    shares authorized, 527,062 shares outstanding                           5,271              5,271
  Additional paid-in capital                                            6,316,276          6,278,476
  Accumulated deficit                                                  (6,359,983)        (8,030,816)
                                                                     ------------       ------------
     Total shareholders' deficiency                                       (38,436)        (1,747,069)
                                                                     ------------       ------------
                                                                     $ 89,405,786       $ 94,866,546
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                     AMCON Distributing Company and Subsidiaries
                              Condensed Consolidated Unaudited Statements of Operations
                             for the three and nine months ended June 30, 2007 and 2006
---------------------------------------------------------------------------------------------------------
                                                 For the three months             For the nine months
                                                     ended June                       ended June
                                            -----------------------------   -----------------------------
                                                 2007            2006            2007            2006
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of $54.5
 million and $52.5 million, and $152.5
 million and $147.7 million, respectively)  $ 220,072,350   $ 222,190,246   $ 630,615,000   $ 616,211,117

Cost of sales                                 203,519,915     206,587,430     584,654,778     571,941,200
                                            -------------   -------------   -------------   -------------
Gross profit                                   16,552,435      15,602,816      45,960,222      44,269,917
                                            -------------   -------------   -------------   -------------
Selling, general and administrative expenses   12,950,797      12,855,727      38,401,805      38,087,524
Depreciation and amortization                     450,901         469,352       1,364,949       1,430,938
                                            -------------   -------------   -------------   -------------
                                               13,401,698      13,325,079      39,766,754      39,518,462
                                            -------------   -------------   -------------   -------------
Operating income                                3,150,737       2,277,737       6,193,468       4,751,455
                                            -------------   -------------   -------------   -------------
Other expense (income):
 Interest expense                               1,174,440       1,215,463       3,682,951       3,482,814
 Other (income), net                              (79,636)        (44,424)       (144,816)        (94,016)
                                            -------------   -------------   -------------   -------------
                                                1,094,804       1,171,039       3,538,135       3,388,798
                                            -------------   -------------   -------------   -------------
Income from continuing operations
 before income tax expense                      2,055,933       1,106,698       2,655,333       1,362,657
Income tax expense                                809,000         434,000       1,047,000         560,000
                                            -------------   -------------   -------------   -------------
Income from continuing operations               1,246,933         672,698       1,608,333         802,657

Discontinued operations (Note 2)
 Gain on disposal of discontinued
  operations, net of income tax expense
  of $0.6 million                                       -               -         829,090               -

 Loss from discontinued operations,
  net of income tax (benefit) of ($0.1)
  million and ($0.2) million, and ($0.2)
  million and ($1.2) million, respectively       (131,740)       (326,447)       (453,432)     (2,143,152)
                                            -------------   -------------   -------------   -------------
(Loss) income on discontinued operations         (131,740)       (326,447)        375,658      (2,143,152)
                                            -------------   -------------   -------------   -------------
Net income (loss)                               1,115,193         346,251       1,983,991      (1,340,495)
Preferred stock dividend requirements            (104,386)       (104,386)       (313,158)       (260,492)
                                            -------------   -------------   -------------   -------------
Net income (loss) available to common
 shareholders                               $   1,010,807   $     241,865   $   1,670,833   $  (1,600,987)
                                            =============   =============   =============   =============
  Basic earnings (loss) per share
   available to common shareholders:
    Continuing operations                   $        2.17   $        1.08   $        2.46   $        1.03
    Discontinued operations                         (0.25)          (0.62)           0.71           (4.07)
                                            -------------   -------------   -------------   -------------
  Net basic earnings (loss) per share
   available to common shareholders         $        1.92   $        0.46   $        3.17   $       (3.04)
                                            =============   =============   =============   =============
  Diluted earnings (loss) per share
   available to common shareholders:
    Continuing operations                   $        1.44   $        0.79   $        1.87   $        0.95
    Discontinued operations                         (0.15)          (0.38)           0.44           (3.53)
                                            -------------   -------------   -------------   -------------
  Net diluted earnings (loss) per share
   available to common shareholders         $        1.29   $        0.41   $        2.31   $       (2.58)
                                            =============   =============   =============   =============
Weighted average shares outstanding:
  Basic                                           527,062         527,062         527,062         527,062
  Diluted                                         862,598         854,187         858,085         606,660

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                            AMCON Distributing Company and Subsidiaries
                           Condensed Consolidated Unaudited Statements of Cash Flows
                               for the nine months ended June 30, 2007 and 2006
---------------------------------------------------------------------------------------------------
                                                                           2007            2006
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $  1,983,991    $ (1,340,495)
  Deduct: income (loss) from discontinued operations, net of tax            375,658      (2,143,152)
                                                                        ------------    ------------
  Income from continuing operations                                       1,608,333         802,657

  Adjustments to reconcile net income from
   continuing operations to net cash flows
    from operating activities:
     Depreciation                                                         1,335,149       1,401,140
     Amortization                                                            29,800          29,798
     (Gain) loss on sale of property and equipment                          (16,667)         11,570
     Stock based compensation                                                37,800          45,000
     Deferred income taxes                                                1,314,170        (563,234)
     Provision (benefit) for losses on doubtful accounts                    (93,192)        430,489
     Provision for losses on inventory obsolescence                         148,568         188,602

  Changes in assets and liabilities:
     Accounts receivable                                                  1,255,235      (2,784,964)
     Inventories                                                            (74,934)     (6,743,551)
     Prepaid and other current assets                                    (1,001,873)        345,108
     Other assets                                                            96,420         171,950
     Accounts payable                                                    (2,310,087)     (1,160,812)
     Accrued expenses and accrued wages, salaries and bonuses               563,828        (488,713)
     Income taxes payable and receivable                                    (13,220)       (118,798)
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations          2,879,330      (8,433,758)
Net cash flows from operating activities - discontinued operations       (1,951,797)       (806,978)
                                                                       ------------    ------------
Net cash flows from operating activities                                    927,533      (9,240,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (345,637)       (595,489)
     Proceeds from sales of property and equipment                           34,275          34,199
     Purchase of trademark                                                        -         (15,000)
                                                                       ------------    ------------
Net cash flows from investing activities - continuing operations           (311,362)       (576,290)
Net cash flows from investing activities - discontinued operations        3,965,394             (69)
                                                                       ------------    ------------
Net cash flows from investing activities                                  3,654,032        (576,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net principal (payments) borrowings on bank credit agreements       (2,956,248)      7,538,006
     Net proceeds from preferred stock issuance                                   -       1,982,372
     Proceeds from borrowings of long-term debt                                   -         109,811
     Dividends paid on preferred stock                                     (313,158)       (260,492)
     Principal payments on long-term debt                                  (415,288)       (499,359)
                                                                       ------------    ------------
Net cash flows from financing activities - continuing operations         (3,684,694)      8,870,338
Net cash flows from financing activities - discontinued operations         (789,874)        484,504
                                                                       ------------    ------------
Net cash flows from financing activities                                 (4,474,568)      9,354,842
                                                                       ------------    ------------
Net change in cash                                                          106,997        (462,253)

Cash, beginning of period                                                   481,138         546,273
                                                                       ------------    ------------
Cash, end of period                                                    $    588,135    $     84,020
                                                                       ============    ============




Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $  3,729,280    $  3,488,161
  Cash paid (refunded) during the period for income taxes                    99,050          (1,577)

Supplemental disclosure of non-cash information:
  Buyer's assumption of HNWC lease in connection with
  the sale of HNWC's assets - discontinued operations                       225,502               -

  Issuance of note payable in exchange for
  accounts payable - discontinued operations                                      -         362,716

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

The accompanying condensed consolidated unaudited financial statements include the accounts of AMCON Distributing Company and its subsidiaries.
The Company continues to consolidate all of the assets, liabilities and results of operations of its 85% owned subsidiary, Trinity Springs, Inc. ("TSI"), because minority shareholders have not guaranteed any of TSI's debt or committed additional capital to TSI. TSI is classified as a component of discontinued operations at June 30, 2007. See Note 11 related to ongoing TSI litigation.

All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. The Company believes that although the disclosures are adequate to prevent the information presented from being misleading, these condensed consolidated unaudited financial statements should be read in conjunction with the Company's annual audited consolidated financial statements for the year ended September 30, 2006, as filed with the Securities and Exchange Commission on Form 10-K, as amended.

For convenience, the third fiscal quarters of 2007 and 2006 have been referred to throughout this quarterly report as June 2007 and June 2006, respectively.

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

2.  DISPOSITIONS

Discontinued operations include the residual assets, liabilities and results of operations of Hawaiian Natural Water Company, Inc. ("HNWC") and TSI for the three and nine months ended June 2007 and June 2006. The results of operations for the first nine months of fiscal 2006 also include The Beverage Group, Inc. ("TBG"), which was the beverage marketing and distribution component of the Company's former beverage segment. In April 2006, the Company successfully concluded its wind-down plan of TBG's operations at which time its residual liabilities were classified as a component of continuing operations.

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

Trinity Springs, Inc. (TSI)
---------------------------
During fiscal 2006, the Company discontinued the operations of TSI due to recurring losses, a lack of capital resources to sustain operations, and the litigation discussed in Part II Item I of this quarterly report on Form 10-Q. TSI operated a water bottling facility in Idaho and was a component of the Company's former beverage segment. TSI has been reflected in the accompanying condensed consolidated financial statements as a component of discontinued operations. As discussed more fully in Note 11, the Company continues to vigorously work towards the final resolution of the pending litigation.

Summary of Financial Information
--------------------------------
The effects of discontinued operations on net income (loss) available to common shareholders and per share data are reflected within the consolidated financial statements. Operating results from discontinued operations for HNWC and TSI, which have been excluded from income from continuing operations in the accompanying condensed consolidated unaudited statements of operations, are presented as follows:

                                             Three months ended June         Nine months ended June
                                            -------------------------      ---------------------------
                                                2007          2006             2007            2006
                                            -----------   -----------      ------------   ------------
Sales                                       $         -   $ 1,797,459      $    862,647   $  6,447,472
Operating loss                                 (114,230)     (473,441)         (442,516)    (3,054,110)
Gain on disposal of discontinued
 operations, before income taxes                      -             -         1,455,333              -
Income tax (benefit) expense                    (80,000)     (181,000)          353,000     (1,190,000)
(Loss) income from discontinued operations     (131,740)     (326,447)          375,658     (2,143,152)






The carrying amounts (net of allowances) of the major classes of assets and liabilities are as follows (in millions):

                                                             June                September
                                                             2007                   2006
                                                          ----------            ----------
Accounts receivable                                       $        -            $      0.7
Inventories                                                        -                   0.5
                                                          ----------            ----------
Total current assets of discontinued operations           $        -            $      1.2
                                                          ==========            ==========

Fixed assets                                              $      2.1            $      3.8
                                                          ==========            ==========

Accounts payable                                          $      0.8            $      2.0
Accrued expenses                                                 1.3                   1.0
Accrued wages, salaries and bonuses                                -                   0.3
Current portion of long-term debt                                2.8                   1.4
Current portion of long-term debt due related party              2.8                   2.8
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      7.7            $      7.5
                                                          ==========            ==========

Water royalty, in perpetuity                              $      2.8            $      2.8
Long-term debt, less current portion                               -                   2.3
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      2.8            $      5.1
                                                          ==========            ==========

Included in discontinued operations are the following TSI related party debt obligations:

   - TSI owes a director of the Company $1.0 million on a revolving credit facility with an interest rate of 8.0% per annum. The loan is secured by a second mortgage on TSI's real property on an equal basis with the Company's existing second mortgage on TSI's real property.

   - TSI owes $0.5 million on a loan due to a related party which is wholly-owned by two of the Company's directors (including its Chairman). The note bears interest at 7.0% per annum.

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

All of the aforementioned related party notes payable, in addition to all other TSI long-term debt, were in default at June 2007. TSI has not obtained associated debt default waivers and accordingly all of its debt obligations have been classified as current liabilities of discontinued operations at June 2007.


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

The water royalty is secured by a first priority security interest and mortgage on the acquired assets, other than inventory and accounts receivable. CPH retains the right to receive any water royalty payment for the first five years in shares of AMCON common stock up to maximum of 41,666 shares. The water royalty can be cancelled after ten years have elapsed and the business of TSI is sold to an unaffiliated third party, in which case CPH would be entitled to receive the appraised fair market value of the water royalty but not less than $5.0 million. The Company's Chairman has in turn guaranteed AMCON's performance in connection with AMCON's obligation for these payments. The Company is in settlement discussions with respect to the TSI litigation discussed in Note 11, pursuant to which it is undertaking to divest substantially all of the assets and liabilities of TSI as part of a complete settlement of any and all claims against the Company by CPH. Management believes that the recorded balances of the subject assets and liabilities have been recognized at their respective fair values.

3.  CONVERTIBLE PREFERRED STOCK

The Company has the following three series of Convertible Preferred Stock outstanding as of June 2007:

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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group beneficially own approximately 60% of the outstanding common stock as of June 30, 2007. Mr. William Wright, who has been AMCON's Chairman of the Board since AMCON's founding, beneficially owns 27% of the outstanding common stock without giving effect to shares owned by his adult children. There is an identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to seek optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright, the Company's Chairman, and a private equity firm (Draupnir, LLC) of which Mr. Petersen and Mr. Hobbs, both of whom are directors of the Company, are Members. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, now AMCON's Chief Executive Officer and Vice Chairman, to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is a subsidiary of Draupnir, LLC (the owner of Series A). Mr. Petersen and Mr. Hobbs are also Members of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that the Series A, Series B or Series C Preferred Stock will become redeemable in the future.



4.  INVENTORIES

Inventories consisted of the following at June 2007 and September 2006:

                                  June         September
                                  2007            2006
                              ------------    ------------
      Finished goods          $ 30,759,598    $ 29,407,201
      LIFO reserve              (6,390,169)     (4,964,138)
                              ------------    ------------
                              $ 24,369,429    $ 24,443,063
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution inventories are stated at the lower of cost (last-in, first-out or "LIFO" method) or market and consist of the cost of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (LIFO) or market and consists of the costs of finished goods. The LIFO reserves at June 2007 and September 2006 represent the amount by which LIFO inventories were less than the amount of such inventories valued on a first-in, first-out basis, respectively. Inventory also includes an allowance for obsolescence of $0.4 million at June 2007 and September 2006. The Company's obsolescence allowance reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:


                                                           June         September
                                                           2007            2006
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    1,912,877       1,912,877
                                                       ------------    ------------
                                                       $  5,848,808    $  5,848,808
                                                       ============    ============

Other intangible assets of the Company consisted of the following:

                                                           June         September
                                                           2007            2006
                                                       ------------    ------------
Trademarks and tradenames                              $  3,373,269    $  3,373,269
Favorable leases (less accumulated
 amortization of $449,266 and $419,466)                      36,734          66,534
                                                       ------------    ------------
                                                       $  3,410,003    $  3,439,803
                                                       ============    ============


Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs an annual impairment testing of goodwill and other intangible assets during its fourth fiscal quarter.

Amortization expense for intangible assets that are considered to have finite lives was $9,933 and $29,800 for the three and nine months ended June 2007 and $9,933 and $29,798 for the three and nine months ended June 2006.

Amortization expense related to intangible assets held at June 2007 for each of the five years subsequent to September 30, 2006 is estimated as follows:

                                Fiscal      Fiscal      Fiscal     Fiscal     Fiscal
                                 2007 /1/    2008        2009       2010       2011
                               ---------   ---------   --------   --------   --------

Favorable leases                  10,000      27,000          -          -          -
                               =========   =========   ========   ========   ========

/1/ Represents amortization expense of intangible assets with finite lives for the remaining three months of Fiscal 2007.



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

Stock options and potential common stock outstanding at June 2007 and June 2006 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 20,245 for the three and nine months ended June 2007, and 44,078 and 209,466 for the three and nine months ended June 2006, respectively. The average exercise price of anti-dilutive options and potential common stock was $38.74 for the three and nine months ended June 2007, and $30.43 and $28.03 for the three and nine months ended June 2006,respectively.





                                                 For the three months ended June
                                      -------------------------------------------------------
                                                2007                           2006
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------  -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock /1/                        -       335,536               -      327,125
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   527,062       862,598         527,062      854,187
                                      ===========   ===========     ===========  ===========
4.  Income from
     continuing operations            $ 1,246,933   $ 1,246,933     $   672,698  $   672,698
     Deduct: preferred stock
     dividend requirements /2/           (104,386)            -        (104,386)           -
                                      -----------   -----------     -----------  -----------
                                        1,142,547     1,246,933         568,312      672,698
                                      ===========   ===========     ===========  ===========
5.  Loss from discontinued
     operations                       $  (131,740)  $  (131,740)    $  (326,447) $  (326,447)
                                      ===========   ===========     ===========  ===========
6.  Net income available
     to common shareholders           $ 1,010,807   $ 1,115,193     $   241,865  $   346,251
                                      ===========   ===========     ===========  ===========
7.  Income per share from
     continuing operations            $      2.17   $      1.44     $      1.08  $      0.79
                                      ===========   ===========     ===========  ===========
8.  Loss per share from
     discontinued operations          $     (0.25)  $     (0.15)    $     (0.62) $     (0.38)
                                      ===========   ===========     ===========  ===========
9.  Net earnings per share
     available to common shareholders $      1.92   $      1.29     $      0.46  $      0.41
                                      ===========   ===========     ===========  ===========


/1/ For the three months ended June 2007 and June 2006, all stock options and Convertible
    Preferred Stock Series were dilutive and have been included as a component of the diluted weighted average number of shares outstanding calculation.

/2/ For the three months ended June 2007 and June 2006, the dilutive earnings calculation excludes dividend payments for Series A, B & C Preferred Stock, as they are assumed to have been converted to common stock of the Company.







                                                  For the nine months ended June
                                      -------------------------------------------------------
                                                2007                           2006
                                      -------------------------     -------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------   -----------
1.  Weighted average common
     shares outstanding                   527,062       527,062         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock /1/                        -       331,023               -       79,598
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   527,062       858,085         527,062      606,660
                                      ===========   ===========     ===========  ===========
4.  Income from continuing
     operations                       $ 1,608,333   $ 1,608,333     $   802,657  $   802,657
     Deduct: preferred stock
     dividend requirements /2/           (313,158)            -        (260,492)    (222,159)
                                      -----------   -----------     -----------  -----------
                                        1,295,175     1,608,333         542,165      580,498
                                      ===========   ===========     ===========  ===========
5.  Income (loss) from discontinued
     operations                       $   375,658   $   375,658     $(2,143,152) $(2,143,152)
                                      ===========   ===========     ===========  ===========
6.  Net income (loss) available
     to common shareholders           $ 1,670,833   $ 1,983,991     $(1,600,987) $(1,562,654)
                                      ===========   ===========     ===========  ===========
7.  Earnings per share
     from continuing operations       $      2.46   $      1.87     $      1.03  $      0.95
                                      ===========   ===========     ===========  ===========
8.  Earnings (loss) per share from
     discontinued operations          $      0.71   $      0.44     $     (4.07) $     (3.53)
                                      ===========   ===========     ===========  ===========
9.  Net earnings (loss) per share
     available to common shareholders $      3.17   $      2.31     $     (3.04) $     (2.58)
                                      ===========   ===========     ===========  ===========


/1/ For the nine months ended June 2007, all stock options and Convertible Preferred Stock
    Series were dilutive and have been included as a component of the diluted weighted average number of shares outstanding calculation. For the nine months ended June 2006, Series A and B Convertible Preferred Stock were anti-dilutive and have not been included as a component of the diluted weighted average number of shares outstanding calculation.

/2/ For the nine months ended June 2007, the dilutive earnings calculation excludes dividend payments for Series A, B & C Preferred Stock,, as they are assumed to have been converted to common stock of the Company. For the nine months ended June 2006, the dilutive earnings calculation excludes dividend payments for Series C Preferred Stock as it is assumed to have been converted to common stock of the Company.




7.  COMPREHENSIVE INCOME (LOSS)

The following is a reconciliation of net income (loss) per the accompanying condensed consolidated unaudited statements of operations to comprehensive income (loss) for the three and nine months ended June 2006. There were no such reconciling items to net income or accumulated other comprehensive income (loss) balances, during the three and nine months ended June 2007.

                                          For the three months         For the nine months
                                            ended June 2006               ended June 2006
                                          --------------------         ------------------
Net income (loss)                             $   346,251                 $(1,340,495)

 Interest rate swap valuation
   adjustment, net of income tax
   benefit of $39,000 and $53,000
   for the three and nine months
   ended June 2006                                (53,814)                   (101,294)
                                              -----------                 -----------
Comprehensive income (loss)                   $   292,437                 $(1,441,789)
                                              ===========                 ===========

8.  DEBT

Credit Agreement
----------------
The Company has a credit agreement with LaSalle Bank (the "Facility"), which includes the following significant terms:

   - A $55.0 million revolving credit limit, plus the outstanding balances on two term notes ("Term Note A" and "Term Note B") which totaled approximately $1.3 million at June 30, 2007 for a total credit facility limit of $56.3 million at June 30, 2007.

   - Bears interest at the bank's prime interest rate, except for Term Note B which bears interest at the bank's prime rate plus 2%.

   - Maturity and expiration dates for the Facility and Term Note A of April 2009 and March 2008 for Term Note B.

   - Lending limits subject to accounts receivable and inventory limitations, and an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowings.

   - A prepayment penalty of one percent (1%) of the prepayment loan limit of $55.0 million if prepayment occurs on or before April 30, 2008.

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. Beginning with the fiscal quarter ended September 30, 2007, the Company must maintain a minimum debt service ratio of 1.0 to 1.0, as measured by the twelve month period then ended.


The cumulative minimum EBITDA requirements are as follows: (a) $1,000,000 for the three months ending December 31, 2007 and December 31, 2008
(b) $2,000,000 for the six months ending March 31, 2008, and March 31, 2009,
(c) $4,500,000 for the nine months ending June 30, 2007 and June 30, 2008 and $7,000,000 for the twelve months ending September 30, 2007 and September 30, 2008. The Company was in compliance with the required minimum EBITDA covenant at June 30, 2007.

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

At June 30, 2007, the available credit on the revolving portion of the Facility, including accounts receivable and inventory limitations, was $52.7 million and the outstanding balance was $44.6 million. The Facility bears interest at the bank's prime rate, which was 8.25% as of June 30, 2007 and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.

As a component of the credit agreement, the Company has two term notes, Term Note A and Term Note B, with LaSalle Bank. Term Note A bears interest at the bank's prime rate (8.25% at June 30, 2007) and is payable in monthly installments of $16,333. Term Note B bears interest at the bank's prime rate plus 2% (10.25% at June 30, 2007) and is payable in monthly installments of $100,000. The outstanding balances on Term Note A and Term Note B were
$0.6 million and $0.7 million, respectively, as of June 30, 2007.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Note B, which resulted in the guaranteed principal outstanding being reduced to approximately $5.7 million as of June 30, 2007. AMCON pays the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods Inc., Health Food Associates Inc. ("Akin's Natural Foods Inc."), HNWC and TSI.



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

9.  STOCK PLANS

Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan ("the Stock Option Plan") which provided the Compensation Committee of the Board of Directors authorization to grant incentive stock options and non-qualified stock options, pursuant to the Stock Option Plan, of up to 550,000 shares. No shares have been issued under the Stock Option Plan since the end of fiscal year 2003 and unamortized compensation expense under the Plan totaled approximately $4,000 at June 2007.

On October 1, 2005, the Company adopted SFAS No. 123R, Shared Based Payment (SFAS 123R). The Company applied the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods.
Prior to October 1, 2005, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method under which compensation cost was measured by the excess, if any, of the fair market value of its common stock on the date of grant over the exercise price of the stock option. Accordingly, stock-based compensation costs related to stock option grants was not reflected in income or loss as all options granted under the Plan had an exercise price equal to or above the market value of the underlying stock on the date of grant.

On December 11, 2006, prior to the approval of the Omnibus Plan referred to below, the Compensation Committee of the Board of Directors awarded Christopher Atayan, Chief Executive Officer, Vice Chairman and a Director of the Company, a non-qualified option to purchase 25,000 shares of the Company's common stock, subject to shareholder approval. On April 17, 2007, the Company's shareholders approved the stock option grant, which vests in three equal installments over a three year period and has an exercise price of $18.00 per share, the December 11, 2006 closing price of the Company's common stock on the American Stock Exchange.

The Company has estimated that the fair value of the non-qualified stock option award to Mr. Atayan was approximately $347,000 using the Black-Scholes option pricing model. This cost will be amortized to compensation expense over a three year service period. The following assumptions were used in connection with the Black-Scholes option pricing calculation:

                                Stock Option Pricing Assumptions
                              --------------------------------
                                     Fiscal 2007 Awards
                                     ------------------
      Risk-free interest rate              4.69%
      Dividend yield                       1.65%
      Expected volatility                    46%
      Expected life in years                  7


On April 17, 2007, the Board of Directors of the Company approved an equity incentive plan, the 2007 Omnibus Incentive Plan ("the Omnibus Plan"), to encourage employees of the Company and subsidiaries to acquire a proprietary and vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company's common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares and dividend share awards payable in the form of common stock or cash. As of June 2007, no awards have been granted under the Omnibus Plan.

Net income (loss) before incomes taxes for the three and nine months ended June 2007 included share-based compensation expense of $31,800 and $37,800, respectively, and $15,000 and $45,000 for the three and nine months ended June 2006, respectively. At June 2007, there were 29,635 options fully vested and exercisable under the Stock Option Plan and unamortized compensation expense totaled approximately $323,000.

Options issued and outstanding to management employees pursuant to the Stock Option Plan, in addition to those issued subsequent to the plan's expiration in June 2004, are summarized below:

                                        Number of       Number        Aggregate
        Date         Exercise Price      Options      Exercisable  Intrinsic Value
                                        Outstanding                    June 2007
     ------------------------------------------------------------------------------
     Fiscal  1998       $ 15.68             9,171         9,171        $ 71,717
     Fiscal  1999   $ 45.68 - $ 51.14       6,683         6,683               -
     Fiscal  2000       $ 34.50             3,165         3,165               -
     Fiscal  2003       $ 28.80             4,046         2,428               -
     Fiscal  2007       $ 18.00            25,000             -         137,500
                                           ------        ------        --------
                                           48,065        21,447        $209,217
                                           ======        ======        ========





At June 2007, there were 8,188 options fully vested and exercisable issued to outside directors, outside of the Stock Option Plan, as summarized as follows:

                                         Number of       Number       Aggregate
         Date         Exercise Price      Options      Exercisable  Intrinsic Value
                                        Outstanding                    June 2007
     ------------------------------------------------------------------------------
     Fiscal  1998       $ 15.68             1,834         1,834        $ 14,342
     Fiscal  1999   $ 36.82 - $ 49.09       3,852         3,852               -
     Fiscal  2002       $ 26.94             1,668         1,668               -
     Fiscal  2003       $ 28.26               834           834               -
                                           ------        ------        --------
                                            8,188         8,188        $ 14,342
                                           ======        ======        ========

The stock options have varying vesting schedules ranging up to five years and expire ten years after the date of grant.

The following is a summary of stock option activity during the nine months ended June 2007.

                                          June 2007
                                      -----------------
                                               Weighted
                                       Number  Average
                                         of    Exercise
                                       Shares   Price
                                      -----------------
Outstanding at beginning of period      31,253   $30.62

   Granted                              25,000   $18.00
   Exercised                                 -        -
   Forfeited/Expired                         -        -
                                      -----------------
Outstanding at end of period            56,253   $25.07
                                      =================

Options exercisable at end of period    29,635
                                      ========

The following summarizes all stock options outstanding at June 2007:

                                                                                     Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1998 Options     $15.68        11,005        0.4 years          $15.68          11,005         $15.68
1999 Options  $36.82-$51.14    10,535        1.9 years          $46.53          10,535         $46.53
2000 Options     $34.50         3,165        3.0 years          $34.50           3,165         $34.50
2002 Options     $26.94         1,668        5.2 years          $26.94           1,668         $26.94
2003 Options  $28.26-$28.80     4,880        5.5 years          $28.71           3,262         $28.66
2007 Options     $18.00        25,000        9.8 years          $18.00               -              -
                               ------                           ------          ------         ------
                               56,253                           $25.07          29,635         $30.72
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

                                  Wholesale
                                  Distribution       Retail         Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
QUARTER ENDED JUNE 2007:
External revenue:
 Cigarettes                       $ 155,739,405    $         -    $        -    $ 155,739,405
 Confectionery                       15,322,855              -             -       15,322,855
 Health food                                  -      9,481,074             -        9,481,074
 Tobacco, food service & other       39,529,016              -             -       39,529,016
                                  -------------    -----------    ----------    -------------
Total external revenue              210,591,276      9,481,074             -      220,072,350
Depreciation                            311,516        129,452             -          440,968
Amortization                                  -          9,933             -            9,933
Operating income (loss)               4,139,846        623,667    (1,612,776)       3,150,737
Interest expense                        230,871        376,989       566,580        1,174,440
Income (loss) from continuing
 operations before taxes              3,913,769        259,462    (2,117,298)       2,055,933
Total assets                         68,822,931     11,316,558     9,266,297       89,405,786
Capital expenditures                     83,313         50,984             -          134,297

QUARTER ENDED JUNE 2006:
External revenue:
 Cigarettes                       $ 159,182,489    $         -    $        -    $ 159,182,489
 Confectionery                       15,236,546              -             -       15,236,546
 Health food                                  -      9,046,326             -        9,046,326
 Tobacco, food service & other       38,724,885              -             -       38,724,885
                                  -------------    -----------    ----------    -------------
Total external revenue              213,143,920      9,046,326             -      222,190,246
Depreciation                            317,829        141,590             -          459,419
Amortization                                  -          9,933             -            9,933
Operating income (loss)               2,803,727        447,693      (973,683)       2,277,737
Interest expense                        456,854        382,080       376,529        1,215,463
Income (loss) from continuing
 operations before taxes              2,381,877         75,009    (1,350,188)       1,106,698
Total assets                         78,906,392     12,357,226     9,703,096      100,966,714
Capital expenditures                    122,503         94,786             -          217,289


NINE MONTHS ENDED JUNE 2007:
External revenue:
 Cigarettes                       $ 449,889,274    $         -    $        -    $ 449,889,274
 Confectionery                       42,246,747              -             -       42,246,747
 Health food                                  -     28,372,391             -       28,372,391
 Tobacco, food service & other      110,106,588              -             -      110,106,588
                                  -------------    -----------    ----------    -------------
Total external revenue              602,242,609     28,372,391             -      630,615,000
Depreciation                            925,156        409,993             -        1,335,149
Amortization                                  -         29,800             -           29,800
Operating income (loss)               8,219,243      1,974,288    (4,000,063)       6,193,468
Interest expense                        812,662      1,139,392     1,730,897        3,682,951
Income (loss) from continuing
 operations before taxes              7,426,286        869,439    (5,640,392)       2,655,333
Total assets                         68,822,931     11,316,558     9,266,297       89,405,786
Capital expenditures                    207,069        138,568             -          345,637



                                  Wholesale
                                  Distribution       Retail        Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
NINE MONTHS ENDED JUNE 2006:
External revenue:
 Cigarettes                       $ 445,431,863    $         -    $        -    $ 445,431,863
 Confectionery                       40,480,330              -             -       40,480,330
 Health food                                  -     27,772,201             -       27,772,201
 Tobacco, food service & other      102,526,723              -             -      102,526,723
                                  -------------    -----------    ----------    -------------
Total external revenue              588,438,916     27,772,201             -      616,211,117
Depreciation                            935,021        466,119             -        1,401,140
Amortization                                  -         29,798             -           29,798
Operating income (loss)               5,672,572      1,893,803    (2,814,920)       4,751,455
Interest expense                      1,159,707      1,188,287     1,134,820        3,482,814
Income (loss) from continuing
 operations before taxes              4,578,696        733,676    (3,949,715)       1,362,657
Total assets                         78,906,392     12,357,226     9,703,096      100,966,714
Capital expenditures                    445,093        150,396             -          595,489


/1/ Includes interest expense previously allocated to HNWC and TSI, intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations.



11.  CONTINGENCIES

Trinity Springs. Inc. / Crystal Paradise Holdings, Inc. Litigation
-----------------------------------------------------------------
The Company and its consolidated subsidiary, TSI, were involved in litigation regarding shareholder approval of the purchase of substantially all of the assets of Trinity Springs, Ltd. (which later changed its name to Crystal Paradise Holdings, Inc. ("CPH")). That litigation has been settled and the presiding Court has approved the settlement and dismissed the lawsuit with prejudice.

The settlement resolved all disputes between the minority shareholder plaintiffs and CPH, AMCON, TSI and the Defendant Directors. The Company faces no further known liability from that lawsuit or settlement. However, the settlement did not resolve claims that AMCON and TSI may have against CPH, or that CPH may have against AMCON and TSI.

On December 21, 2006, CPH filed a first amended complaint in the Fourth Judicial District of the State of Idaho (Elmore County) (the "Court") against AMCON and TSI and other defendants relating to the transfer of the assets of CPH to TSI and TSI's operation of the business thereafter. In this lawsuit, CPH asserts claims of foreclosure; breach of the asset purchase agreement, promissory notes and water royalty obligations; quantum meruit; unjust enrichment; and collection and enforcement of its security interest. In addition, CPH seeks a declaratory judgement that: (i) AMCON and TSI are obligated to perform under the asset purchase agreement and other agreements related to the asset purchase transaction; (ii) the actions of AMCON and TSI constituted events of default; (iii) TSI has not cured the events of default;
(iv) TSI's obligations are accelerated under certain promissory notes; and
(v) AMCON is liable to CPH under a guaranty and suretyship agreement for all amounts owed to CPH under the asset purchase agreement and related agreements. Finally, CPH seeks its costs and attorney fees.



AMCON disagrees with the assertions made by CPH and intends to vigorously defend against CPH's claims and to pursue its own claims against CPH. At AMCON's request, on May 14, 2007, the Court ordered that venue be changed from Elmore County to Ada County in Idaho. On May 29, 2007, AMCON and TSI filed its answer stating defenses against claims asserted by CPH. In addition, AMCON and TSI asserted the following counterclaims against CPH: (i) a declaratory judgment that (a) the asset purchase agreement is unenforceable against the parties, (b) AMCON and TSI are excused from performance under the asset purchase agreement, and (c) CPH, TSI, and AMCON are required to return each other to their pre-contractual positions; (ii) CPH breached the asset purchase agreement; (iii) CPH breached an implied covenant of good faith and fair dealing; (iv) CPH made fraudulent misrepresentations to AMCON and TSI;
(v) CPH fraudulently induced AMCON into entering into the transaction; (vi) CPH breached numerous representations and warranties in the asset purchase agreement; (vii) CPH was negligent; (viii) CPH has been unjustly enriched; and (ix) AMCON and TSI are entitled to an offset for CPH's failure to mitigate damages. AMCON and TSI also seek to recover their costs and attorney fees.

With respect to the claims asserted by CPH in its recently filed complaint and AMCON's and TSI's counterclaims asserted against CPH, AMCON's management, after consulting with the trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and therefore cannot estimate the amount or range of any potential loss, if any, because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed.

Television Events and Marketing, Inc. vs. AMCON Distributing Company
--------------------------------------------------------------------

An action entitled Television Events & Marketing, Inc. vs. AMCON Distributing Co., The Beverage Group, Inc., The Beverage Group aka AMCON Beverage Group, AMCON Corporation and William F. Wright, Civil No. CV 05-00259 ACK KSC, was filed in the First Circuit Court of the State of Hawaii in Honolulu, Hawaii on March 8, 2005 and then moved on April 12, 2005 to the United States District Court for the District of Hawaii. This action concerns the alleged breach of two trademark licensing agreements between Television Events & Marketing, Inc. ("TEAM") and the Company's subsidiary, The Beverage Group, Inc., and purportedly, the other named defendants. On December 21, 2005, the plaintiffs filed a Second Amended Complaint in the First Circuit Court of the State of Hawaii in Honolulu, Hawaii. This Second Amended Complaint seeks
(i) an unstated amount of damages for an alleged breach of those agreements and alleged misrepresentation; (ii) interest and reasonable attorney's fees and costs; and (iii) such other relief as the court deems just and proper.

The Company, together with its named subsidiary has successfully obtained dismissal of certain legal theories by motions for summary judgment. The Company and its subsidiary also filed a Counterclaim in the action on
July 5, 2006 against TEAM and Archie Thornton alleging: (1) Thornton was an undisclosed dual agent and breached his fiduciary duty to TBG, Inc.; (2) TEAM tortuously assisted Thornton in breaching his fiduciary duty; (3) unjust enrichment/restitution; (4) TEAM breached its duty of good faith and fair dealing; (5) TEAM and Thornton's failure to disclose Thornton's agency relationship with TEAM constituted fraud and misrepresentation; and (6) punitive damages. The parties to the litigation are currently engaged in ongoing mediation and settlement discussions. The Company and Plaintiff are currently engaged in court supervised mediation. Trial is set for November 2007.
                                  24
After taking into account the claims, counterclaims and liabilities recorded for all of the foregoing matters, management believes that ultimate resolution of such matters should not have a material adverse effect on the Company's financial position.

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



CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth on our Form 10-K, as amended, for the fiscal year ended September 30, 2006, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the first nine months of fiscal 2007.

COMPANY OVERVIEW - THIRD FISCAL QUARTER 2007

The following discussion and analysis includes the Company's results of operations from continuing operations for the three and nine months ended June 2007 and June 2006. Continuing operations is comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit (loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit from our discontinued operations have been aggregated and reported as income (loss) from discontinued operations and are not a component of the aforementioned continuing operations discussion.

AMCON Distributing Company and Subsidiaries ("AMCON" or the "Company") is primarily engaged in the wholesale distribution business in the Great Plains and Rocky Mountain regions of the United States. In addition, AMCON operates thirteen retail health food stores in Florida and the Midwest. As used herein, unless the context indicates otherwise, the term "ADC" means the wholesale distribution segment and "AMCON" or the "Company" means AMCON Distributing Company and its consolidated subsidiaries. AMCON's third fiscal quarters ended on June 30, 2007 and June 30, 2006. For ease of discussion, AMCON's third fiscal quarters are referred to herein as June 2007 and 2006, respectively or Q3 2007 and Q3 2006, respectively.

During the third quarter of fiscal 2007, the Company:

- experienced a $0.9 million increase in income from continuing operations before income taxes as compared to Q3 2006.

- incurred a $0.5 million higher LIFO inventory charge in Q3 2007 as compared to Q3 2006.

- reduced total continuing operations debt by $3.4 million compared to September 2006.

- recognized income from continuing operations per basic share of $2.17 and $1.08 for the three months ended June 2007 and June
   2006, respectively, and $2.46 and $1.03 for the nine months ended June 2007 and June 2006, respectively.

- recognized (loss) income from discontinued operations per basic share of ($0.25) and ($0.62) for the three months ended June 2007 and June 2006, respectively, and $0.71 and ($4.07) for the nine months ended June 2007 and June 2006, respectively.

Wholesale Distribution Segment
------------------------------
The wholesale distribution business represents approximately 96% of our consolidated sales. ADC serves approximately 5,000 retail outlets in the Great Plains and Rocky Mountain regions and is ranked as a top ten convenience store supplier by Convenience Store News.

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

We provide our retailers with a broad selection of merchandise in all product categories and continue to focus on growing our non-cigarette categories, which represented approximately 25% of our total wholesale distribution segment sales for the nine months ended June 2007 as compared to 24% for the same period in the prior year.

The Company has adopted a number of operating strategies who management believes provide the Company with distinctive competitive advantages within this customer segment. One key operating strategy is our commitment to provide market leading customer service. In a continuing effort to provide superior customer service, ADC offers a complete point-of-sale (POS) program to assist customers with image management, product promotions, private label and custom food service programs and overall profit maximization. Additionally, ADC has a policy of next-day delivery and sells products in cut-case quantities or "by the each" (i.e. individual units). The Company also offers planograms to convenience store customers to assist in the design of stores and the display of products within the store. In addition, customers are able to use our web site to order products and promotions, manage inventory and retail prices, as well as obtain periodic management reports. By offering superior customer service and aggressively managing operating costs, management believes ADC is better positioned to compete with both smaller and larger distributors.

Increases in fuel prices, in addition to increases in other operating costs, are having a significant impact on all distributors in the United States.
We expect that competition and the pressure on profit margins will continue to affect both large and small distributors resulting in additional industry consolidation.

Retail Health Food Segment
--------------------------
In recent years the retail health food industry has experienced strong growth driven primarily by more health conscious consumers and the overall demand for natural food products. Our retail health food segment has benefitted from this trend, experiencing sales growth in many product categories such as grocery and supplements. Management continues to evaluate locations for new stores and closely reviews existing locations for opportunities to close, relocate or expand strong performing stores.


AMCON's retail health food stores are managed collectively through a main office in Tulsa, Oklahoma. The Company strives to maintain the local identity of each store while leveraging the operating synergies of centralized management operations.

RESULTS OF OPERATIONS - Continuing Operations

SALES

Changes in sales are driven by two primary components:

      (i) changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states; and

      (ii) changes in the volume of products sold to our customers, either due to a change in purchasing patterns resulting from consumer preferences or the fluctuation in the comparable number of business days in our reporting period.

Sales by business segment for the three and nine month periods ended June 2007 and June 2006 are as follows (dollars in millions):

                                          Three months                  Nine months
                                           ended June                   ended June
                                     -----------------------     ------------------------

                                      2007     2006    Incr       2007     2006     Incr
                                                      (Decr)                       (Decr)
                                     ------   ------  ------     ------   -------  ------
Wholesale distribution segment       $210.6   $213.2  $ (2.6)    $602.2   $588.4   $ 13.8
Retail health food segment              9.5      9.0     0.5       28.4     27.8      0.6
                                     ------   ------  ------     ------   ------   ------
                                     $220.1   $222.2  $ (2.1)    $630.6   $616.2   $ 14.4
                                     ======   ======  ======     ======   ======   ======


Three months ended June 2007 comparison - continuing operations
---------------------------------------------------------------
Sales for Q3 2007 decreased $2.1 million, or 1.0% as compared to Q3 2006. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.8 million and $4.0 million, for Q3 2007 and Q3 2006, respectively.

Sales from our wholesale distribution segment decreased $2.6 million for the three months ended June 2007 as compared to the same period in the prior year. Of this decrease, $3.5 million related to a decrease in cigarette sales, partially offset by a $0.9 million increase in tobacco, confectionary, food service and other product sales.

Significant items impacting Q3 2007 sales included the following items. During fiscal 2007, certain states imposed sizable increases in excise taxes levied on cigarettes. As excise taxes pass through to our customers, the associated increase in our prices had the impact of increasing our Q3 2007 sales by approximately $6.2 million as compared to Q3 2006. The increase in excise taxes also had the impact of decreasing the demand for cigarettes in the related states and accordingly reduced sales by an offsetting amount of approximately $9.1 million.

                                  28
Other items impacting cigarette sales during Q3 2007 were price increases implemented by major cigarette manufacturers during fiscal 2007, which had the effect of increasing Q3 2007 sales by approximately $3.4 million as compared to Q3 2006. The remaining change in cigarette sales as compared to Q3 2006 was primarily attributable to a 2.1% decrease in cigarette carton volumes in states not impacted by excise tax increases. The $0.9 million increase in tobacco, confectionary, food service and other product sales was primarily the result of price increases and changes in sales volumes.

Sales from our retail health food segment increased slightly to $9.5 million in Q3 2007 as compared to $9.0 million in Q3 2006.

Nine months ended June 2007 comparison - continuing operations
--------------------------------------------------------------
Sales for the nine month period ended June 2007 increased $14.4 million, or 2.3% as compared to the same period in the prior fiscal year. Sales for the nine months ended June 2007 and 2006, were net of costs associated with sales incentives provided to retailers, totaling $11.7 million and $11.2 million, respectively.

Sales from our wholesale distribution segment increased $13.8 million for the nine months ended June 2007 as compared to the same period in the prior year. Of this increase, $4.5 million was attributable to an increase in cigarette sales and $9.3 million was attributable to an increase in tobacco, confectionary, food service and other product sales.

Significant items impacting sales during the first nine months of fiscal 2007 include the following items. During fiscal 2007, certain states imposed sizable increases in excise taxes levied on cigarettes. As excise taxes pass through to our customers, the associated increase in our prices had the impact of increasing sales for the nine months ended June 2007 by approximately $8.7 million, as compared to the same period in the prior year. The increase in excise taxes also had the impact of decreasing the demand for cigarettes in the related states and accordingly reduced sales by an offsetting amount of approximately $11.2 million.

Other items impacting cigarette sales were the effect of price increases implemented by major cigarette manufacturers during fiscal 2007, which increased sales for the first nine months of fiscal 2007 by approximately $8.4 million as compared to the same period in the prior year. The remaining change in cigarette sales for the nine month period, as compared to the same prior year period, was primarily attributable to slight decrease in cigarette carton volumes in states not impacted by excise tax increases. The $9.3 million increase in tobacco, confectionary, food service and other product sales was primarily the result of price increases and changes in sales volumes.

Sales from our retail health food segment increased $0.6 million or 2.1%, during the first nine months of fiscal 2007 as compared to the same period in 2006. This increase was primarily the result of higher sales volumes in our vitamin and supplement product categories.



GROSS PROFIT

Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales.

Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.

Gross profit by business segment for the three and nine month periods ended June 2007 and June 2006 are as follows (dollars in millions):

                                           Three Months                 Nine Months
                                            ended June                  ended June
                                     -----------------------     -----------------------
                                      2007     2006    Incr       2007     2006    Incr
                                     ------   ------  ------     ------   ------  ------
Wholesale distribution segment       $ 12.9   $ 12.1  $  0.8     $ 34.8   $ 33.3  $  1.5
Retail health food segment              3.7      3.5     0.2       11.2     11.0     0.2
                                     ------   ------  ------     ------   ------  ------
                                     $ 16.6   $ 15.6  $  1.0     $ 46.0   $ 44.3  $  1.7
                                     ======   ======  ======     ======   ======  ======


Three months ended June 2007 comparison - continuing operations
----------------------------------------------------------------
Gross profit for the three month period ended June 2007 increased $1.0 million, or 6.1% as compared to Q3 2006 and gross profit as a percent of sales increased to 7.5% as compared to 7.0% in Q3 2006.

During Q3 2007, gross profit in our wholesale distribution segment increased $0.8 million or 6.0% as compared to Q3 2006. Increasing wholesale segment gross profit during Q3 2007 was a $1.2 million benefit resulting from the impact of excise tax increases. This benefit was partially offset by a $0.3 million higher inventory LIFO reserve charge in Q3 2007 as compared to Q3 2006. The remaining change in our wholesale distribution segment gross profit was primarily the result of fluctuations in product mix sold, promotional allowances received from manufacturers, price increases within our non-cigarette product categories and changes in unit volumes sold.

Gross profit for the retail health segment increased approximately $0.2 million in Q3 2007 as compared to Q3 2006. Retail segment gross profits benefitted approximately $0.3 million during Q3 2007 due to higher volumes, improved sales mix and lower throw-out costs. These increases were partially offset by a higher $0.1 million LIFO inventory charge in Q3 2007 as compared to Q3 2006.

Nine months ended June 2007 comparison - continuing operations
--------------------------------------------------------------
For the nine months ended June 2007, gross profit increased $1.7 million, or 3.8% compared to the same period in the prior fiscal year. Gross profit as a percent of sales increased slightly to 7.3% for the nine month period ended June 2007, as compared to 7.2% for the same period in 2006.



                                  30
Gross profit from our wholesale distribution segment increased approximately $1.5 million or 4.6%, for the nine months ended June 2007 as compared to the same period in the prior year. Increasing gross profit during the nine month period was approximately a $1.7 million benefit resulting from excise tax increases during fiscal 2007. This benefit was offset by a $1.3 million higher inventory LIFO reserve charge incurred during the first nine months of 2007 as compared to the same period in the prior year. The remaining $1.1 million change in our wholesale distribution segment gross margin was primarily the result of fluctuations in the product mix sold, promotional allowances received from manufacturers, price increases within our non-cigarette product categories and changes in unit volumes sold.

Gross profit in our retail health food segment increased approximately $0.2 million in the first nine months of fiscal 2007 as compared to the same period in fiscal 2006. Retail gross profit benefitted approximately $0.5 million during the nine month period ended June 2007 due to higher volumes, improved sales mix and lower throw-out costs. These increases in gross profit were partially offset by a higher $0.3 million LIFO inventory charge incurred during the first nine months of fiscal 2007 as compared to the same period in the prior year.

OPERATING EXPENSE - three and nine months ended June 2007 comparison

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

Q3 2007 operating expenses were flat in comparison to Q3 2006, increasing only $0.1 million. This increase was primarily related to higher litigation related costs, partially offset by lower insurance and compensation costs.

Operating expenses for the nine month period ended June 2007 increased approximately $0.2 million or 1.0% as compared to the same period in the prior year. This increase was primarily related to higher litigation related costs, partially offset by a decrease in bad debt expense, other professional fees and insurance expense during the first nine months of fiscal 2007 as compared to the same period in the prior year.

INTEREST EXPENSE - three and nine months ended June 30, 2007 comparison

Interest expense for the three months ended June 2007 decreased slightly as compared to same period in the prior year, while interest expense for the nine months ended June 2007 increased approximately $0.2 million over the comparable prior year period. The increase in interest expense for the nine month period ended June 2007 was principally related to higher prime interest rates and the impact of an interest rate swap, which matured in the prior fiscal year. The interest rate swap had the effect of converting $10.0 million of the Company's credit facility borrowings to a fixed interest rate of 4.87%. Interest expense for the nine months ended June 2007 was partially offset by the impact of lower average borrowings as compared to the same period in the prior year.

The Company primarily borrows at the prime interest rate. On average, the Company's borrowing rates on variable rate debt were 0.43% higher and the average borrowings on variable rate debt were $6.0 million lower in Q3 2007 as compared to Q3 2006. For the nine months ended June 2007, variable interest rates were on average 0.91% higher and average borrowings on variable rate debt were $3.3 million lower as compared to the same period in 2006.

DISCONTINUED OPERATIONS - three and nine months ended June 2007

Discontinued operations include the residual assets, liabilities and results of operations of Hawaiian Natural Water Company, Inc. ("HNWC") and TSI for the three and nine months ended June 2007 and June 2006. The results of operations for the first nine months of fiscal 2006 also include The Beverage Group, Inc. ("TBG"), which was the beverage marketing and distribution component of the Company's former beverage segment. In April 2006, the Company successfully concluded its wind-down plan of TBG's operations at which time its residual liabilities were classified as a component of continuing operations.

(Loss) income from discontinued operations totaled ($0.1) million and $0.4 million for the three and nine months ended June 2007 as compared to losses of ($0.3) million and ($2.1) million for the same periods in the prior year. The improvement in operating results in comparison to the prior fiscal year, is primarily attributable to the November 2006 sale of HNWC's assets for a pretax gain of $1.6 million. Additionally, TSI's operations were closed in March 2006, which stemmed further operating losses in the current fiscal year.

A summary of discontinued operations is as follows:


                                             Three months ended June         Nine months ended June
                                            -------------------------      ---------------------------
                                                2007          2006             2007            2006
                                            -----------   -----------      ------------   ------------
Sales                                       $         -   $ 1,797,459      $    862,647   $  6,447,472
Operating loss                                 (114,230)     (473,441)         (442,516)    (3,054,110)
Gain on disposal of discontinued
 operations, before income taxes                      -             -         1,455,333              -
Income tax (benefit) expense                    (80,000)     (181,000)          353,000     (1,190,000)
(Loss) income from discontinued operations     (131,740)     (326,447)          375,658     (2,143,152)


LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory and make capital investments. In general, the Company finances these cash needs from the cash flow generated by its operating activities, credit facility borrowings and preferred stock issuances, as necessary. During the nine months ended June 2007, the Company generated cash of approximately $0.9 million from operating activities. The cash generated was primarily the result of a reduction in accounts receivable and an increase accrued expenses in our continuing operations, partially offset by the pay down of accounts payable and accrued expenses in discontinued operations.
                                  32

Our variability in cash flows from operating activities is heavily dependent on the timing of inventory purchases and seasonal fluctuations. For example, periodically we have inventory "buy-in" opportunities which offer more favorable pricing terms. As a result, we may have to hold inventory for a period longer than the payment terms. This generates a cash outflow from operating activities which we expect to reverse in later periods. Additionally, during the warm weather months, which is our peak time of operations, we generally carry higher amounts of inventory to ensure high fill rates and maintain customer satisfaction.

Investing Activities. The Company generated approximately $3.7 million in cash from investing activities during the first nine months of fiscal 2007. Of the cash generated, approximately $3.8 million resulted from the sale of HNWC's assets in November 2006 and $0.2 million related to the sale of TSI's distribution warehouse, which is included as a component of our discontinued operations. The cash proceeds from these items was partially offset by $0.3 million in capital expenditures for property, plant and equipment.

Financing Activities. The Company used net cash of $4.5 million for financing activities during the first nine months of fiscal 2007. Of this net change in cash, the Company used cash of $3.0 million for principal payments on its bank credit facility, $1.2 million for principal payments on long-term debt for both continuing and discontinued operations, and $0.3 million for the payment of preferred stock dividend payments.

Cash on Hand/Working Capital. As of June 2007, the Company had cash on hand of $0.6 million and working capital (current assets less current liabilities) of $28.9 million. This compares to cash on hand of $0.5 million and working capital of $28.0 million as of September 2006.

TSI Litigation
--------------
As discussed in Note 2 to the Condensed Consolidated Unaudited Financial Statements included within this Quarterly Report on Form 10-Q, the Company ceased the operations of TSI during fiscal 2006 due to recurring losses, lack of capital resources, and the litigation regarding the ownership of TSI's assets as discussed in Part II, Item 1, Legal Proceedings. As a result of this decision, there are no revenues and only minimal expenses were incurred by TSI during the nine months ended June 2007. Management is working to divest substantially all of the assets of TSI in an attempt to achieve a complete resolution of any and all claims by CPH against the Company and that the Company has against CPH. The impact of this decision on our future cash flows is that only minimal expenses will be funded at TSI.

Contractual Obligations
-----------------------
There have been no significant changes to the Company's contractual obligations as set forth in the Company's Form 10-K, as amended, for the fiscal period ended September 30, 2006.



CREDIT AGREEMENT
----------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). The significant terms of the Facility at June 30, 2007 include:

   - A $55.0 million revolving credit limit, plus the outstanding balances on two term notes ("Term Note A" and "Term Note B") which totaled approximately $1.3 million at June 30, 2007 for a total credit facility limit of $56.3 million at June 30, 2007.

   - Bears interest at the bank's prime interest rate, except for Term Note B which bears interest at the bank's prime rate plus 2%.

   - Maturity and expiration dates for the Facility and Term Note A of April 2009 and March 2008 for Term Note B.

   - Lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowings.

   - A prepayment penalty of one percent (1%) of the prepayment loan limit of $55.0 million if prepayment occurs on or before April 30, 2008.

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. Beginning with the fiscal quarter ended September 30, 2007, the Company must maintain a minimum debt service ratio of 1.0 to 1.0, as measured by the twelve month period then ended.

The cumulative minimum EBITDA requirements are as follows: (a) $1,000,000 for the three months ending December 31, 2007 and December 31, 2008
(b) $2,000,000 for the six months ending March 31, 2008, and March 31, 2009,
(c) $4,500,000 for the nine months ending June 30, 2007 and June 30, 2008 and $7,000,000 for the twelve months ending September 30, 2007 and September 30, 2008. The Company was in compliance with the required minimum EBITDA covenant at June 30, 2007.

The Company's maximum available credit limit under the Facility was $52.7 million at June 30, 2007, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. On June 30, 2007, the outstanding balance on the revolving portion of the Facility was $44.6 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 8.25% at June 30, 2007. Based on our collateral and loan limits, the Company's excess availability under the Facility at June 30, 2007 was approximately $8.1 million.

During the first nine months of fiscal 2007, our peak borrowings under the Facility were $52.6 million and our average borrowings and average availability were $46.9 and $3.9 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on collateralized assets.


As a component of the credit agreement, the Company has two term notes, Term Note A and Term Note B, with LaSalle Bank. Term Note A bears interest at the bank's prime rate (8.25% at June 30, 2007) and is payable in monthly installments of $16,333. Term Note B bears interest at the bank's prime rate plus 2% (10.25% at June 30, 2007) and is payable in monthly installments of $100,000. The outstanding balances on Term Note A and Term Note B were
$0.6 million and $0.7 million, respectively, as of June 30, 2007.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Note B, which resulted in the guaranteed principal outstanding being reduced to approximately $5.7 million as of June 30, 2007. AMCON pays the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's Natural Foods Inc., Health Food Associates Inc. ("Akin's Natural Foods Inc."), HNWC and TSI.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt.
At June 30, 2007, the Company had $45.9 million of variable rate debt outstanding with maturities through April 2009. The interest rate on this debt ranged from 8.25% to 10.25% at June 2007. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.3 million for each 1% change in our lender's prime interest rate.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk.



Item 4.   Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to ensure that information required to be disclosed in the Company's reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act rules and forms of the SEC.

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

The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report on Form 10-Q, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have been no changes in the Company's internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Trinity Springs. Inc. / Crystal Paradise Holdings, Inc. Litigation
-----------------------------------------------------------------
The Company and its consolidated subsidiary, TSI, were involved in litigation regarding shareholder approval of the purchase of substantially all of the assets of Trinity Springs, Ltd. (which later changed its name to Crystal Paradise Holdings, Inc. ("CPH")). That litigation has been settled and the presiding Court has approved the settlement and dismissed the lawsuit with prejudice.

The settlement resolved all disputes between the minority shareholder plaintiffs and CPH, AMCON, TSI and the Defendant Directors. The Company faces no further known liability from that lawsuit or settlement. However, the settlement did not resolve claims that AMCON and TSI may have against CPH, or that CPH may have against AMCON and TSI.

On December 21, 2006, CPH filed a first amended complaint in the Fourth Judicial District of the State of Idaho (Elmore County) (the "Court") against AMCON and TSI and other defendants relating to the transfer of the assets of

                                  36
CPH to TSI and TSI's operation of the business thereafter. In this lawsuit, CPH asserts claims of foreclosure; breach of the asset purchase agreement, promissory notes and water royalty obligations; quantum meruit; unjust enrichment; and collection and enforcement of its security interest. In addition, CPH seeks a declaratory judgement that: (i) AMCON and TSI are obligated to perform under the asset purchase agreement and other agreements related to the asset purchase transaction; (ii) the actions of AMCON and TSI constituted events of default; (iii) TSI has not cured the events of default;
(iv) TSI's obligations are accelerated under certain promissory notes; and
(v) AMCON is liable to CPH under a guaranty and suretyship agreement for all amounts owed to CPH under the asset purchase agreement and related agreements. Finally, CPH seeks its costs and attorney fees.

AMCON disagrees with the assertions made by CPH and intends to vigorously defend against CPH's claims and to pursue its own claims against CPH. At AMCON's request, on May 14, 2007, the Court ordered that venue be changed from Elmore County to Ada County in Idaho. On May 29, 2007, AMCON and TSI filed its answer stating defenses against claims asserted by CPH. In addition, AMCON and TSI asserted the following counterclaims against CPH: (i) a declaratory judgment that (a) the asset purchase agreement is unenforceable against the parties, (b) AMCON and TSI are excused from performance under the asset purchase agreement, and (c) CPH, TSI, and AMCON are required to return each other to their pre-contractual positions; (ii) CPH breached the asset purchase agreement; (iii) CPH breached an implied covenant of good faith and fair dealing; (iv) CPH made fraudulent misrepresentations to AMCON and TSI;
(v) CPH fraudulently induced AMCON into entering into the transaction; (vi) CPH breached numerous representations and warranties in the asset purchase agreement; (vii) CPH was negligent; (viii) CPH has been unjustly enriched; and (ix) AMCON and TSI are entitled to an offset for CPH's failure to mitigate damages. AMCON and TSI also seek to recover their costs and attorney fees.

With respect to the claims asserted by CPH in its recently filed complaint and AMCON's and TSI's counterclaims asserted against CPH, AMCON's management, after consulting with the trial counsel, is unable at this time to state that any outcome unfavorable to AMCON is either probable or remote and therefore cannot estimate the amount or range of any potential loss, if any, because substantial discovery is needed, several unresolved legal issues exist, and other pretrial work is yet to be completed.

Television Events and Marketing, Inc. vs. AMCON Distributing Company
--------------------------------------------------------------------

An action entitled Television Events & Marketing, Inc. vs. AMCON Distributing Co., The Beverage Group, Inc., The Beverage Group aka AMCON Beverage Group, AMCON Corporation and William F. Wright, Civil No. CV 05-00259 ACK KSC, was filed in the First Circuit Court of the State of Hawaii in Honolulu, Hawaii on March 8, 2005 and then moved on April 12, 2005 to the United States District Court for the District of Hawaii. This action concerns the alleged breach of two trademark licensing agreements between Television Events & Marketing, Inc. ("TEAM") and the Company's subsidiary, The Beverage Group, Inc., and purportedly, the other named defendants. On December 21, 2005, the plaintiffs filed a Second Amended Complaint in the First Circuit Court of the State of Hawaii in Honolulu, Hawaii. This Second Amended Complaint seeks
(i) an unstated amount of damages for an alleged breach of those agreements and alleged misrepresentation; (ii) interest and reasonable attorney's fees and costs; and (iii) such other relief as the court deems just and proper.

The Company, together with its named subsidiary has successfully obtained dismissal of certain legal theories by motions for summary judgment. The Company and its subsidiary also filed a Counterclaim in the action on July 5, 2006 against TEAM and Archie Thornton alleging: (1) Thornton was an undisclosed dual agent and breached his fiduciary duty to TBG, Inc.; (2) TEAM tortuously assisted Thornton in breaching his fiduciary duty; (3) unjust enrichment/restitution; (4) TEAM breached its duty of good faith and fair dealing; (5) TEAM and Thornton's failure to disclose Thornton's agency relationship with TEAM constituted fraud and misrepresentation; and (6) punitive damages. The parties to the litigation are currently engaged in ongoing mediation and settlement discussions. The Company and Plaintiff are currently engaged in court supervised mediation. Trial is set for November 2007.

After taking into account the claims, counterclaims and liabilities recorded for all of the foregoing matters, management believes that ultimate resolution of such matters should not have a material adverse effect on the Company's financial position.

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" on Form 10-K, as amended, for the fiscal year ended September 30, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 17, 2007 for the purpose of electing six directors, ratification of the appointment of its independent registered public accounting firm, approval of a non-qualified stock option award to Christopher Atayan, Chief Executive Officer, Vice Chairman and a Director of the Company, and approval of the 2007 Omnibus Incentive Plan.

The following sets forth the results of the election of directors:

NAME OF NOMINEE               FOR                WITHHELD
---------------               ---                --------

Class III Director
------------------
Kathleen M. Evans           495,031  99.9%           381
John R. Loyack              495,031  99.9%           381
Timothy R. Pestotnik        495,031  99.9%           381

NAME OF NOMINEE               FOR                WITHHELD
---------------               ---                --------

Class I Director
----------------
Stanley Mayer               495,031  99.9%           381
William F. Wright           495,031  99.9%           381

In addition to the above elections, the holder of the Company's Series C Convertible Preferred Stock was entitled to elect one member of the board of directors, and as such designated Jeremy W. Hobbs as the individual it elected as a Class I director by casting all 80,000 of its votes for such election.

There was no solicitation in opposition to the nominees proposed to be elected by the Stockholders in the Proxy Statement. In addition to the directors elected at the Annual Meeting, the following directors continued their term of office: Christopher H. Atayan, Raymond F. Bentele and
Allen D. Petersen.

The ratification of the appointment of McGladrey and Pullen LLP as its independent registered public accounting firm for the Company for the fiscal year ending September 30, 2007 was approved by the Stockholders with 494,712 votes FOR (99.9% of votes cast), 5 votes AGAINST, and 695 votes ABSTAINED.

The award of a non-qualified stock option to purchase 25,000 shares of the Company's common stock at $18.00 per share to Christopher Atayan, Chief Executive Officer, Vice Chairman and a Director of the Company, was approved by shareholders with 239,792 votes FOR (97.0% of votes cast), 7,298 votes AGAINST and 54 votes ABSTAINED.

The 2007 Omnibus Incentive Plan, an equity incentive plan, was approved by shareholders with 232,030 votes FOR (93.9% of votes cast), 15,043 votes AGAINST and 71 votes ABSTAINED.

With respect to the approval of the non-qualified stock option award to Mr. Atayan and the 2007 Omnibus Incentive Plan, there were 248,268 broker non-votes.

Further information regarding these matters is contained in the Company's Proxy Statement dated March 9, 2007.

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


Date:     July 17, 2007            /s/ Christopher H. Atayan
          ------------------       -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer and
                                    Vice Chairman


Date:     July 17, 2007            /s/ Andrew C. Plummer
          ------------------       -----------------------------
                                   Andrew C. Plummer,
                                   Chief Financial Officer and Principal
                                    Financial and Accounting Officer