Form 10-K
period 2007-09-30
AMCON DISTRIBUTING CO
filed 2007-11-09
CIK 928465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 30, 2007
                                            ------------------
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       to
                                                         ------  ------
Commission File Number  1-15589
                        -------

                       AMCON Distributing Company
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             Delaware                              47-0702918
------------------------------                --------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

                   7405 Irvington Road, Omaha NE                   68122
----------------------------------------------------------------------------
                (Address of principal executive offices)         (Zip Code)

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
                                  1



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                        ----                   ----                      ----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                        ----    ----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2007 was $7,493,525, computed by reference to the $23.80 closing price of such common stock equity on March 30, 2007.

As of November 5, 2007 there were 529,436 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the 2008 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A - Part III.

                          AMCON DISTRIBUTING COMPANY
                         ----------------------------
                              Table of Contents
                         ----------------------------
                                                                        Page
                                                                        ----
                                PART I
Item 1.    Business......................................................   4

Item 1A.   Risk Factors..................................................   9

Item 1B.   Unresolved Staff Comments.....................................  19

Item 2.    Properties....................................................  19

Item 3.    Legal Proceedings.............................................  19

Item 4.    Submission of Matters to a Vote of Security Holders...........  19

                                PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities............  21

Item 6.    Selected Financial Data.......................................  23

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  25

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....  45

Item 8.    Financial Statements and Supplementary Data...................  46

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  85

Item 9A.   Controls and Procedures.......................................  85

Item 9B.   Other Information.............................................  86

                                PART III
Item 10.   Directors, Executive Officers, and Corporate Governance.......  86

Item 11.   Executive Compensation........................................  86

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters ...............  87

Item 13.   Certain Relationships and Related Transactions, and
           Director Independence ........................................  87

Item 14.   Principal Accounting Fees and Services........................  87

                                PART IV
Item 15.   Exhibits, Financial Statement Schedules.......................  87

                                    PART I

For purposes of this report, unless the context indicates otherwise, all references to "we", "us", "our", "Company", and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The wholesale distribution segment of our Company will be separately referred to as "ADC". Additionally, the Company's 2007, 2006 and 2005 fiscal years ended September 30, are herein referred to as fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The fiscal year-end balance sheet dates of September 30, 2007 and September 30, 2006 are referred to herein as September 2007 and September 2006, respectively.

This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7 of this report.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on the American Stock Exchange (AMEX) under the symbol "DIT". The Company operates two business segments:

      - Wholesale Distribution Segment - The Company is a leading wholesale distributor of consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products and health and beauty care products.

      - Retail Health Food Segment - The Company operates thirteen retail health food stores in Florida and the Midwest.

WHOLESALE DISTRIBUTION SEGMENT

OPERATIONS. ADC serves approximately 4,000 retail outlets in the Great Plains and Rocky Mountain regions including convenience stores, grocery stores, liquor stores, drug stores and tobacco shops. In November 2006, ADC was ranked as the eighth (8th) largest convenience store distributor based on annual sales, by Convenience Store News, a trade periodical. ADC accounted for approximately 96% of the Company's total revenue for fiscal 2007.

ADC distributes approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. In fiscal 2007, cigarette sales accounted for approximately 75% of ADC's revenue, with non-cigarette product categories comprising 25% of revenues. ADC's principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Proctor & Gamble, Hershey, Mars, William Wrigley and Nabisco. ADC also markets private label lines of tobacco, snuff, water, candy products, batteries, film, and other products.

ADC's main corporate office is in Omaha, Nebraska. Additionally, ADC operates five distribution centers located in Illinois, Missouri, Nebraska, North Dakota and South Dakota. These distribution centers, combined with two cross-dock facilities, contain a total of approximately 487,000 square feet of floor space and employ modern equipment for the distribution of our large and diverse product mix. ADC also operates a fleet of approximately 220 delivery vehicles, including straight trucks and over-the-road vehicles with both refrigerated and nonrefrigerated trailers.

COMPETITIVE STRENGTHS. The wholesale distribution business is a mature, highly competitive industry. To differentiate itself, ADC applies a number of strategies focused around providing market leading customer service programs and flexible delivery capabilities. These strategies have helped position ADC as a distributor of choice for both small independent retail outlets and multi-location retail outlets.

ADC's customer service programs include providing assistance in tracking and maximizing vendor promotions, access to private label and custom food services, store layout and design consultation, and overall profit maximization consulting. These programs have proven particularly popular with our independent retail outlets, many of which have less in-house expertise and resources than multi-location retailers.

ADC's distribution service capabilities include several programs designed to assist our customers in managing inventory and cash flow. These programs include our next-day delivery policy and our acceptance of orders for cut-case quantities (i.e. small quantity orders). Our customers also have the ability to place their orders electronically through a number of automated technologies, in addition to utilizing services such as automated inventory tracking, access to competitive retail pricing data, and advisement of new product offerings.

BUSINESS STRATEGY. The wholesale distribution industry (the "Industry") continues to experience significant changes driven by high fuel costs, increasing cigarette and tobacco excise taxes, the popularity of deep-discount cigarette brands, and consolidation within the Industry's customer base (particularly convenience stores and tobacco shops). Collectively, these items have pressured profit margins industry-wide.

Cigarette and tobacco sales remain a large percentage of our customers' total in-store sales volume. Historically, cigarette and tobacco products were purchased from a variety of sales channels, including grocery stores. In recent years, however, consumers have increasingly purchased their cigarette and tobacco products from convenience stores, which is one of ADC's largest customer segments. ADC remains largely dependent on or subject to the pricing and promotional programs offered by the major tobacco manufacturers, which can vary from year-to-year.

To capitalize on the industry-wide changes mentioned above, ADC has aggressively managed its cost structure, heavily leveraged inventory management strategies, and deployed new technologies and automation tools where possible. These actions have allowed ADC to maintain competitive pricing and position itself to capture new business, sell new services to our existing customers, explore acquisition opportunities, and further penetrate the convenience store market. In addition, ADC remains committed to growing its sales of non-tobacco products, which offer higher profit margins and greater revenue stream diversity.

RETAIL HEALTH FOOD SEGMENT

AMCON's retail health food stores, which are operated as Chamberlin's Market & Cafe ("Chamberlin's" or "CNF") and Akin's Natural Foods Market ("Akin's" or "ANF"), offer thousands of different product selections to their customers. Chamberlin's, which was first established in 1935, is an award-winning and highly-acclaimed chain of six health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, and organic produce. Chamberlin's operates all of its stores in and around Orlando, Florida.

Akin's, established in 1935, is also an award winning chain of seven health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, and organic produce. Akin's has locations in Tulsa and Oklahoma City, Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka, Kansas.

The retail health food industry has experienced strong growth in recent years driven primarily by the demand for natural products and more health conscious consumers. Our retail health food segment has benefited from this trend, experiencing sales growth in many key product categories. Management continues to closely monitor the performance of all store locations, in addition to identifying new locations for additional stores.

DISCONTINUED OPERATIONS
-----------------------
At September 2007, discontinued operations include the residual assets, liabilities, and results of operations of Trinity Springs, Inc. ("TSI") and Hawaiian Natural Water Company, Inc. ("HNWC"), which were components of the Company's former beverage segment.

Trinity Springs, Inc. (TSI)
---------------------------
During fiscal 2006, the Company discontinued the operations of TSI, which operated a water bottling facility in Idaho, due to recurring losses, a lack of capital resources to sustain operations, and the litigation discussed in
Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As described in Note 14 to the Consolidated Financial Statements, AMCON and TSI were parties to litigation with Crystal Paradise Holdings, Inc. ("CPH") regarding the April 24, 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), under which TSI acquired certain assets from CPH. On September 30, 2007, the Company signed a Mutual Release and Settlement Agreement (the "Settlement Agreement") with CPH related to this litigation. The Settlement Agreement calls for the mutual release and settlement of all outstanding and potential litigation and claims among and between AMCON, TSI, and CPH with respect to the Asset Purchase Agreement and the related acquisition.

The Settlement Agreement also restructured the Company's obligations arising from the Asset Purchase Agreement with CPH totaling approximately $6.5 million into a new $5.0 million note payable to CPH. The $5.0 million note payable is due at the end of five years plus accrued interest at 5.0%. Items restructured into the $5.0 million note payable included CPH's minority interest in TSI, water royalties payable to CPH, notes payable to CPH, and accrued interest payable to CPH. Additionally, the agreement provides CPH with an eleven month option to purchase TSI's assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. The TSI asset purchase option can be extended an additional seven months at CPH's election.

No monetary exchanges between the Company and CPH were required under the Settlement Agreement. The Company has recorded a $1.5 million pre-tax deferred gain in connection with the above settlement. This deferred gain has been classified as a component of noncurrent liabilities of discontinued operations in the Company's September 2007 Consolidated Balance Sheet.
The deferred gain will be recognized upon the earlier of CPH's election to exercise its TSI asset purchase option or the expiration of the asset purchase option.

Hawaiian Natural Water Company, Inc. (HNWC)
-------------------------------------------
HNWC, which was headquartered in Pearl City, Hawaii, bottled, marketed and distributed Hawaiian natural artesian water, purified water and other limited production co-packaged products, in Hawaii, the mainland and foreign markets.

In November 2006, the Company sold all of the operating assets of HNWC for approximately $3.8 million in cash plus the buyer's assumption of all operating and capital leases. The significant operating assets consisted of accounts receivable, inventory, furniture and fixtures, intellectual property and all of its bottling equipment. In connection with the sale, the Company has recorded a $1.6 million pre-tax gain on disposal of discontinued operations. HNWC remained a fully operational subsidiary of the Company through November 19, 2006.

PRINCIPAL PRODUCTS

Cigarette sales represented between 71% and 73% of the Company's total revenue for the fiscal years 2005 through 2007, while sales of candy, beverages, food service, groceries, health food products, paper products, health and beauty care products, and tobacco products accounted for between 27% and 29% of total revenue, during the same fiscal periods.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 17 to the Consolidated Financial Statements.

COMPETITION

There are a number of both small and large wholesale distributors operating in the same geographical regions as ADC, resulting in a highly competitive marketplace. ADC is one of the largest distribution companies of its kind operating in its market area. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core-Mark International (San Francisco, California) and regional wholesalers such as Eby-Brown LLP (Chicago, Illinois) and Farner-Bocken (Carroll, Iowa), along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to those of ADC. ADC seeks to distinguish itself from its competitors by offering a higher level of technology to retailers than is offered by its smaller competitors and a higher level of customer service than is provided by its larger competitors.

The natural food retail industry is highly fragmented, with more than 9,000 stores operating independently or as part of small chains. The leading natural food chain, Whole Foods Market, continues to expand through new store openings and acquisitions, and competes with us in many markets. Additionally, conventional supermarkets and mass market outlets are also increasing their emphasis on the sale of natural food products.

SEASONALITY

Sales in the wholesale distribution industry are somewhat seasonal and tend to be higher in warm weather months as our convenience store customers experience increased customer traffic. The warm weather months generally fall within the Company's third and fourth fiscal quarters.

GOVERNMENT REGULATION

The Company is subject to regulation by federal, state and local governmental agencies, including the U.S. Department of Agriculture, the Food and Drug Administration, the Occupational Safety and Health Administration, and U.S. Department of Transportation. These regulatory agencies generally impose standards for product quality and sanitation, workplace safety, and security and distribution policies.

The Company is also subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both federal and state regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In the past several years, a number of states have increased excise taxes on cigarettes and tobacco products. Based on recent legislative activity, we expect this trend to continue in addition to possible increases in excise taxes by the federal government.

ENVIRONMENTAL MATTERS

All the facilities and operations of the Company are subject to state and federal environmental regulations. The Company believes all of its real property is in substantial compliance with regulations regarding the discharge of toxic substances into the environment and is not aware of any condition at its properties that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties.

EMPLOYEES

At September 2007, the Company, had 874 full-time and part-time employees in the following areas:

                   Managerial            34
                   Administrative       105
                   Delivery             108
                   Sales & Marketing    309
                   Warehouse            318
                                      -----
                   Total Employees      874
                                      =====

All of ADC's delivery employees in the Quincy, Illinois distribution center, representing approximately 4% of employees company-wide, are represented by the International Association of Machinists and Aerospace Workers. The current labor agreement with the union is effective through December 2008. Management believes its relations with its employees are satisfactory.

Corporate and Available Information

The Company's principal executive offices are located at 7405 Irvington Road, Omaha, Nebraska 68122. The telephone number at that address is 402-331-3727 and our website address is www.amcon.com. We provide free access to various reports we file with the United States Securities and Exchange Commission through our website. These reports include, but are not limited to, our Annual Reports on Form 10-K and quarterly reports on Form 10-Q, and any amendments to those reports. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

ITEM 1A.  RISK FACTORS

IN GENERAL
----------
You should carefully consider the risks described below before making an investment decision concerning our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually materializes, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Annual Report. See "Forward Looking Statements" under Item 7 of this report for a discussion of forward looking statements.

RISK FACTORS RELATED TO THE WHOLESALE BUSINESS
-----------------------------------------------

- The Wholesale Distribution of Cigarettes and Convenience Store Products Is Significantly Affected by Cigarette Pricing Decisions and Promotional Programs Offered by Cigarette Manufacturers.

We receive payments from the manufacturers of the products we distribute including allowances, discounts, volume rebates, and other merchandising incentives in connection with various incentive programs. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the manufacturers or states change or discontinue these programs or we are unable to maintain the volume of our sales, our results of operations, business, cash flow, and financial condition could be negatively affected.

- Increases in Fuel Prices Are Reducing Profit Margins and Adversely Affecting Our Business.

Increases in fuel prices have had a negative impact on our profits over the past fiscal year. If fuel prices remain high, and we are not able to pass on these costs to customers, it will have an adverse impact on our results of operations, business, cash flow, and financial condition.

- Increases in Wholesale Distribution Business Competition May Have an Adverse Effect on Our Business.

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as ADC. ADC's principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to ADC's. Some of our competitors have substantial financial resources and long-standing customer relationships. Heightened competition may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations, business, cash flow, and financial condition could suffer.

- Due to Low Margins on the Products We Distribute, Changes in General Economic Conditions Could Adversely Affect Our Operating Results.

We derive most of our revenues from the distribution of cigarettes, other tobacco products, candy, snacks, fast food, grocery products, non-alcoholic beverages, general merchandise and health and beauty care products.

The wholesale distribution industry is characterized by high sales volumes with relatively low profit margins. Our non-cigarette sales are at prices that are based on the cost of the product plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of cost deflation for these products. Gross profit on cigarette sales are generally fixed on a cents per carton basis. If the cost of the cigarettes that we purchase increases due to manufacturer price increases, our inventory costs could rise. To the extent that product cost increases can not be passed on to our customers, our results from operations, business, cash flow, and financial condition could be negatively impacted.

- Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Sales of Which Are Declining.

The distribution of cigarettes is currently a significant portion of our business. In fiscal 2007, approximately 71% of our revenues came from the distribution of cigarettes. During the same period, approximately 25% of our gross profit was generated from cigarettes. Due to increases in the prices of cigarettes, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, increased pressure from anti-tobacco groups and other factors, the U.S. cigarette market has generally been declining, and is expected to continue to decline based on recent American Wholesale Marketers Association ("AWMA") studies. If this trend continues our results from operations, business, cash flow and financial condition will be negatively impacted.

- In the United States, We Purchase Cigarettes from Manufacturers Covered by the Industry's Master Settlement Agreement, Which Results in Competition from Lower Priced Sales of Cigarettes Produced by Manufacturers Who Do Not Participate in the Master Settlement Agreement.

Increased selling prices and higher cigarette taxes have resulted in the growth of deep-discount cigarette brands. Deep-discount brands are brands generally manufactured by companies that are not original participants to the master settlement agreement, and accordingly, do not have cost structures burdened with master settlement agreement related payments to the same extent as the original participating manufacturers. Since the master settlement agreement was signed in November 1998, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially.

As a result of purchasing premium and discount cigarettes exclusively from manufacturers that are parties to the master settlement agreement, we are adversely impacted by sales of brands manufactured by companies that are not parties to the master settlement agreement. The cigarettes subject to the master settlement agreement that we sell have been negatively impacted by widening price gaps in the prices between those brands and the deep-discount brands for the past several years. As a result, our results of operations, business, cash flow and financial condition may be negatively impacted as sales volumes of premium cigarettes erode.

- We Face Competition from Illicit and Other Low Priced Cigarettes.

We face competition from the diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes in non-taxable jurisdictions, inter-state and international smuggling of cigarettes, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and taxed cigarettes manufactured by parties to the master settlement agreement. Increased sales of counterfeit cigarettes, sales by third parties over the Internet, or sales by means to avoid the collection of applicable taxes, could have an adverse effect on our results of operations, business, cash flow, and financial condition.

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

Cigarette and tobacco products are subject to substantial excise taxes in the United States. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States. In particular, the United States Congress has recently proposed legislation to renew and expand the State Children's Health Insurance Program ("SCHIP"), funded largely through significant increases in federal excise taxes on cigarette and tobacco products. While the most recently passed legislation was vetoed by the President and the veto was upheld by the House, it is likely that Congress will consider similar legislation in the near term as the current extension of the SCHIP program expires in November 2007.

If such legislation passed, and included increases in federal excise taxes on cigarette and tobacco products, it could have an adverse impact on consumption levels and result in lower sales volumes and/or a sales shift from higher margin premium cigarette and tobacco products to lower margin deep-discount brands, which could materially impact the Company's profitability. Historically, increases in cigarette and tobacco excise taxes have resulted in reduced consumer cigarette demand.

Additionally, higher excise taxes increase the Company's accounts receivable and inventory carrying cost and could substantially impact our liquidity position. Accordingly, we may be required to obtain additional debt financing, which we may not be able to obtain on satisfactory terms or at all. Our inability to prepay the excise taxes may prevent or delay our purchase of cigarettes, which could adversely affect our ability to supply our customers.

RISK FACTORS RELATED TO THE RETAIL BUSINESS
-------------------------------------------

- Increases in Retail Health Food Store Competition May Have an Adverse Effect on Our Business.

In the retail health food business, our primary competitors currently include national natural foods supermarkets, such as Whole Foods and Wild Oats, conventional and specialty supermarkets, regional natural foods stores, small specialty stores and restaurants. In addition, conventional supermarkets and mass market outlets are increasing their emphasis on the sale of natural products. In addition, some traditional and specialty supermarkets are expanding more aggressively in marketing a range of natural foods, thereby competing directly with us for products, customers and locations. Some of these potential competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Increased competition may have an adverse effect on our results of operations, business, cash flow, and financial condition as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

- Part of Our Strategy Is to Expand Our Retail Health Food Business Through The Opening of New Stores, If We Are Unsuccessful it May Have an Adverse Effect on Our Business.

Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. We also need to be able to open new stores timely and operate them successfully. In addition, our success is dependant on our ability to hire, train and integrate new qualified team members. Our success is also dependent on our ability to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. If we are not able to find and open new store locations and to close poor performing stores, this will have a material adverse impact on our results of operations, business, cash flow, and financial condition.

- Changes in the Availability of Quality Natural and Organic Products Could Impact Our Business.

There is no assurance that quality natural and organic products including dietary supplements, fresh and processed foods and vitamins will be available to meet our future needs. If conventional supermarkets increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. Any significant disruption in the supply of quality natural and organic products could have a materially adverse impact on our overall sales and cost of goods.

- Perishable Food Product Losses Could Materially Impact Our Results.

We believe our stores more heavily emphasize perishable products than conventional supermarket stores. The Company's emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

RISK FACTORS RELATED TO THE OVERALL BUSINESS
---------------------------------------------

- Capital Needed for Expansion May Not Be Available.

The acquisition of existing stores, the opening of new retail stores, and the development of new production and distribution facilities requires significant amounts of capital. In the past, our growth has been funded primarily through proceeds from bank debt, private placements of equity and debt and internally generated cash flow. These and other sources of capital may not be available to us in the future, which could impair our ability to further expand our business.

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

- Downturns in Economic Conditions Negatively Impacts Consumer Spending Resulting in a Reduction of Discretionary Spending for Items such as Snack Food, Cigarettes, and Health Foods.

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

- We May Be Subject to Product Liability Claims Which Could Adversely Affect Our Business.

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

- We Depend on Our Senior Management and Key Personnel.

We substantially depend on the continued services and performance of our senior management and other key personnel, particularly William F. Wright, Chairman of the Board, Christopher H. Atayan, AMCON's Chief Executive Officer and Vice Chairman of the Board, Kathleen M. Evans, the Company's President, and Eric J. Hinkefent, the President of Health Food Associates, Inc. and Chamberlin's Natural Foods, Inc. While we maintain key person life insurance policies and have employment agreements with certain of these individuals, the loss of the services of any of our executive officers or key employees could harm our business.

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

In addition, at September 2007 approximately 4%, or approximately 36, of our employees are covered by a collective bargaining agreement with a labor organization, which expires December 2008. We may not be able to renew our respective collective bargaining agreement on favorable terms. Employees at other facilities may try to unionize. We may not be able to recover labor cost increases through increased prices charged to customers or suffer business interruptions as a result of strikes or other work stoppages.

- We Are Subject to Significant Governmental Regulation and If We Are Unable to Comply with Regulations That Affect Our Business or If There Are Substantial Changes in These Regulations, Our Business Could Be Adversely Affected.

As a distributor of food products, we are subject to the regulation by the U.S. Food and Drug Administration ("FDA"). Our operations are also subject to regulation by the Occupational Safety and Health Administration ("OSHA"), the Department of Transportation and other federal, state and local agencies. Each of these regulatory authorities have broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased compliance costs. If any of these events were to occur, our results of operations, business, cash flow, and financial condition would be adversely affected.

We cannot predict the impact that future laws, regulations, interpretations or applications, the effect of additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on our results of operations, business, cash flow, and financial condition.

RISK FACTORS RELATED TO OUR COMMON STOCK
-----------------------------------------

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

- Failure to Regain Compliance with American Stock Exchange Listing Standards Could Have a Negative Effect on the Trading Price of Our Stock and Would likely Adversely Impact Our Investors' Ability to Trade in Our Common Stock

In fiscal 2007, the Company was notified by the American Stock Exchange
(AMEX) that it was not in compliance with Section 1003(a)(ii)of the AMEX Company Guide regarding shareholders' equity of less than $4,000,000, and losses from continuing operations and/or net losses in three of its four most recent fiscal years. In order to maintain its AMEX listing, the Company submitted a plan outlining steps to regain compliance with the AMEX's continued listing standards by March 11, 2008. As of September 30, 2007, the Company's shareholders' equity of $5.5 million exceeded the threshold set forth by Section 1003(a)(ii) of the AMEX Company Guide. After maintaining the required shareholders' equity for two successive quarters, the Company will have completed its comprehensive plan previously submitted to the AMEX.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The location and approximate square footage of the Company's five distribution centers and thirteen retail stores at September 2007 are set forth below:

          Location                              Square Feet
          --------                              -----------
    Distribution - IL, MO, ND, NE & SD            487,000
    Retail - FL, KS, MO, NE & OK                  132,600
                                                  -------
    Total Square Footage                          619,600
                                                  =======

Our Quincy, Illinois, Bismarck, North Dakota and Rapid City, South Dakota distribution facilities are owned by ADC. Our Quincy, Bismarck and Rapid City distribution centers are subject to first mortgages by M&I Bank.
The Company leases its remaining distribution facilities, retail stores, offices, and certain equipment under noncancellable operating and capital leases. Management believes that its existing facilities are adequate for the Company's present level of operations; however, larger facilities and additional cross-dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.   LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 14 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of our Company.

    Name                Age            Position
    ----                ---            --------
William F. Wright        65            Chairman of the Board

Christopher H. Atayan    47            Chief Executive Officer,
                                        Vice Chairman, Director

Kathleen M. Evans        60            President, Director

Andrew C. Plummer        33            Vice President, Chief
                                        Financial Officer, and
                                        Secretary

Philip E. Campbell       46            Senior Vice President of
                                        Planning and Compliance

Eric J. Hinkefent        46            President of Chamberlin's Market
                                        and Cafe and Akin's Natural
                                        Foods Market

William F. Wright has served as the Chairman and Chief Executive Officer of AMCON Corporation (the former parent of our Company) since 1976, as Chief Executive Officer of our Company from 1986 until October 2006, and as Chairman of our Company since 1986. From 1968 to 1984, Mr. Wright practiced corporate and securities law in Lincoln, Nebraska. Mr. Wright is a graduate of the University of Nebraska and Duke University School of Law.

CHRISTOPHER H. ATAYAN has served as the Company's Chief Executive Officer since October 2006 and as its Vice Chairman since March 2006. Mr. Atayan served as the Company's Chief Corporate Officer from March 2006 through September 2006 and has been a director of the Company since 2004. Mr. Atayan is also Chairman of Hotlink Incorporated and a consultant to Draupnir, LLC, the parent of Draupnir Capital, LLC. Mr. Atayan has served as the Senior Managing Director of Slusser Associates, a New York investment banking firm since 1988 and is a director of AMCON Corporation.

KATHLEEN M. EVANS became President of the Company in February 1991. Prior to that time she served as Vice President of AMCON Corporation from 1985 to 1991. From 1978 until 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.

ANDREW C. PLUMMER became Acting Chief Financial Officer of the Company in March 2006 and Chief Financial Officer and Secretary in January 2007. Prior to his appointment as Acting Chief Financial Officer, he served the Company as its Corporate Controller and Manager of SEC Compliance. Prior to joining AMCON in 2004, Mr. Plummer practiced public accounting for approximately seven years primarily with Deloitte and Touche, LLP.

Philip E. Campbell became the Senior Vice President of Planning and Compliance in January 2007. Mr. Campbell has provided consulting services to the Company since 2004 and most recently was the Chief Financial Officer of Franchise Concepts, Inc., a leading franchisor in the retail industry from 2001 to 2004. Mr. Campbell has 23 years of accounting, finance and senior management experience in a number of industries and is an officer and director of Hotlink Incorporated.

Although not an executive officer of our Company, Eric. J. Hinkefent is an executive officer of two of our subsidiaries. His business experience is as follows:

ERIC J. HINKEFENT has served as President of both Chamberlin's Natural Foods, Inc. and Health Food Associates, Inc. since October 2001. Prior to that time he served as President of Health Food Associates, Inc. beginning in 1993.
He has also served on the board of The Healthy Edge, Inc. from 1999 through 2003.

                                PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock trades on the American Stock Exchange ("AMEX") under the trading symbol "DIT". As of October 26, 2007, the closing stock price was $30.95 and there were 529,436 common shares outstanding. As of that date, the Company had approximately 360 common shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company's common stock reported by AMEX for fiscal 2007 and 2006.

                    Fiscal 2007           Fiscal 2006
                  ----------------      ----------------
                    High     Low          High     Low
                  -------  -------      -------  -------
    4th Quarter   $ 31.77  $ 22.05      $ 13.80  $  9.15
    3rd Quarter     28.85    20.62        12.10     9.15
    2nd Quarter     33.75    18.25        16.55    10.80
    1st Quarter     19.85    12.25        21.40    16.55

Dividend Policy

The Company does not pay dividends on its common stock but does periodically reevaluate this policy based on the funding requirements necessary to finance operations and future growth. The Company's revolving credit facility provides that it may not pay dividends on its common shares in excess of $0.72 per common share on an annual basis.

The Company has issued Series A, B and C Convertible Preferred Stock, which are not registered under the Securities and Exchange Act of 1934. Information regarding the issuance of these securities is set forth in Item 7 under the caption "Liquidity and Capital Resources".

The information under the caption "Equity Compensation Plan Information" in
Item 12 of this Annual Report on Form 10-K, is incorporated into this Item 5 by reference.

COMPANY PERFORMANCE

The following stock performance graph and table provide a comparison over the five-year period ending September 30, 2007 of the cumulative total return from a $100 investment in our Company's common stock with the stocks listed on the American Stock Exchange Composite Total Return Index and the Standard & Poor's 600 Food Distributors Index.









                         [GRAPH OMITTED]


















The comparison of cumulative total returns presented in the above graph was plotted using the following index values and common stock price values:


                                 9/27/02  9/26/03  9/24/04  9/30/05  9/30/06  9/30/07
                                 -------  -------- -------- -------- -------- --------
AMCON Distributing Company       $100.00  $  89.69 $  66.03 $  68.07 $  42.14 $  87.47
AMEX Total Return Index          $100.00  $ 128.21 $ 148.54 $ 175.67 $ 190.46 $ 215.74
S&P 600 Food Distributors Index  $100.00  $ 113.32 $ 108.28 $ 143.42 $ 119.03 $ 122.73


COMPANY REPURCHASE OF SHARES

No purchases of our common stock were made by the Company during the fourth quarter of our 2007 fiscal year.

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

Results may not be comparable due to acquisitions and/or dispositions and the impact of discontinued operations on prior periods presented.

                                (Dollars in thousands, except per share data)
---------------------------------------------------------------------------------------------
                                                  Restated   Restated    Restated   Restated
Fiscal Year                              2007      2006/1/  2005/1//2/    2004/1/    2003/1/
---------------------------------------------------------------------------------------------
Sales/3/.......................... $    853,567   $839,540    $834,551    $817,285   $768,627
Cost of sales.....................      789,318    779,190     773,292     757,646    709,642
                                   ----------------------------------------------------------
Gross profit......................       64,249     60,350      61,259      59,639     58,985
Operating expenses................       52,796     53,658      53,188      50,975     50,854
Impairment charges/4/.............            -          -       4,235           -          -
                                   ----------------------------------------------------------
Operating income..................       11,453      6,692       3,836       8,664      8,131
Interest expense..................        4,816      4,858       4,211       3,243      2,900
Other (income) expense, net.......         (195)      (137)        (80)       (569)      (936)
                                   ----------------------------------------------------------
Income (loss) from continuing
 operations before income taxes...        6,832      1,971        (295)      5,990      6,167

Income tax expense ...............        2,626        514          94       2,396      2,194
Minority interest.................            -          -         (97)        (91)         -
                                   ----------------------------------------------------------
Income (loss) from continuing
 operations.......................        4,206      1,457        (292)      3,685      3,973

Gain on disposal of discontinued
 operations, net of income tax
 expense of $626                            829          -           -           -          -

Loss from discontinued operations,
 net of income tax benefit of
 $(357), $(1,134), $(5,447),
 $(4,682) and $(1,887) respectively        (595)    (2,436)    (11,961)     (7,597)    (3,478)
                                   ----------------------------------------------------------
Net income (loss).................        4,440       (979)    (12,253)     (3,912)       495

Preferred stock dividend
 requirements.....................         (419)      (366)       (295)        (49)         -
                                   ----------------------------------------------------------
Net income (loss) available to
 common shareholders.............. $      4,021   $ (1,345)   $(12,548)   $ (3,961)  $    495
                                   ==========================================================




                                          23








----------------------------------------------------------------------------------------------
                                                 Restated    Restated     Restated   Restated
Fiscal Year                               2007    2006/1/   2005/1/&/2/    2004/1/    2003/1/
----------------------------------------------------------------------------------------------
Basic earnings (loss) per share
available to common shareholders:
 Continuing operations...........  $      7.19    $   2.07    $  (1.11)   $   6.89   $   7.53
Discontinued operations.........          0.44       (4.62)     (22.70)     (14.40)     (6.59)
                                   ----------------------------------------------------------
  Net basic earnings (loss) per
   share available to common
   shareholders................... $      7.63    $  (2.55)   $ (23.81)   $  (7.51)  $   0.94
                                   ==========================================================
Diluted earnings (loss) per share
available to common shareholders:
  Continuing operations........... $      4.89    $   1.82    $  (1.11)   $   6.55   $   7.40
  Discontinued operations.........        0.27       (3.44)     (22.70)     (13.50)     (6.48)
                                   ----------------------------------------------------------
  Net diluted earnings (loss)
   per share available to common
   shareholders................... $      5.16    $  (1.62)   $ (23.81)   $  (6.95)  $   0.92
                                   ==========================================================

Weighted average shares outstanding:
  Basic...........................      527,062    527,062     527,062     527,774    527,699
  Diluted.........................      860,121    708,946     527,062     562,559    537,042

Working capital (deficit) /5/..... $     34,938   $ 32,604    $ 35,312    $ (8,460)  $ (4,911)
Total assets .....................       92,064     98,018      98,327     115,141    102,618
Long-term obligations /6/.........       16,984     16,841      16,504      28,820     23,128
Shareholders' equity /7/..........        5,544      1,404       2,790      15,297     19,604
Cash dividends declared
  per common share................            -          -           -        0.72       0.72


   /1/ Restated for the retroactive application of FIFO inventory valuation method. See Note 1 to the Consolidated Financial Statements.

   /2/ During fiscal 2005, the Company changed its reporting period from a 52-53 week year to a calendar month reporting period ending on September 30. As a result of this change, fiscal 2005 was comprised of 53 weeks as compared to 52 weeks in fiscal 2007 and 2006.

   /3/ In accordance with Emerging Issues Task Force (EITF) No. 01-9
       "Accounting For Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" sales incentives paid to customers have been recorded as a reduction of sales.

   /4/ In fiscal year 2005 certain identifiable intangible assets in our Retail Health Food segment were impaired.

   /5/ Current assets minus current liabilities.

   /6/ Includes deferred taxes, noncurrent liabilities of discontinued operations, current and long-term portions of subordinated debt and long-term debt, TSI's water royalty payable obligation, and the deferred gain recorded in connection with the CPH litigation settlement. Excludes the Company's revolving credit facility.

   /7/ Net of dividends declared of $0.4 million in fiscal 2003 and 2004.
       The Company has declared no dividends since fiscal 2004.

                                  24


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, under Item 8, and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this
Item 7. The following discussion and analysis includes the results of operations for our continuing operations for the twelve month period ended September 30 in fiscal 2007, 2006 and 2005. During fiscal 2005, the Company changed its reporting period from a 52-53 week year to a calendar month reporting period ending on September 30. As a result of this change, fiscal 2005 was comprised of 53 weeks as compared to 52 weeks in fiscal 2007 and 2006.

A separate discussion of our discontinued operations has been presented below under the caption "Discontinued Operations (Fiscal 2005 - 2007)" in this
Item 7. Accordingly, the sales, gross profit (loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit for our discontinued operations are not a component of our analysis of continuing operations. For more information regarding our businesses, see Item 1 "Business" of this Annual Report on Form 10-K.

Strategic Initiatives
---------------------
The Company has set out a number of key initiatives in conjunction with its long-term strategic plan to improve profitability and build shareholder value. The primary elements of these strategic initiatives include:

     - refocusing resources to sustain and grow our two core business segments - wholesale distribution and retail health food;
     -  improve the Company's liquidity position through debt reduction
     -  aggressively manage the Company's cost structure; and
     -  capitalize on acquisition opportunities

While management can give no assurances, these strategic initiatives are designed to improve profitability and strengthen the Company's ability to compete and grow its two core businesses on a long-term basis.

Significant Events For Fiscal 2007
----------------------------------

Operational
-----------
   - In September 2007, the Company fully settled all residual litigation among and between AMCON, TSI, and Crystal Paradise Holdings, Inc. ("CPH") regarding TSI's fiscal 2004 purchase of assets from CPH. In connection with this settlement, the Company recorded a $1.5 million deferred gain during the fourth quarter of fiscal 2007. As part of the agreement, CPH has received an option to purchase TSI's assets from the Company for a period of up to eighteen months. See further discussion in Item 1 and Note 14 to the Consolidated Financial Statements under
     Item 8.
                                 25


Significant Events For Fiscal 2007 - continued
----------------------------------------------

Operational
-----------
   - During the fourth quarter of fiscal 2007, the Company changed its inventory valuation method from Last-In, First-Out method (LIFO) to the First-In, First-Out (FIFO) inventory valuation method. Accordingly, all prior year information has been restated for the retroactive application of this change in accounting principle. See additional discussion in Note 1 to the Consolidated Financial Statements.

   - In August 2007, the Company settled outstanding litigation with Television Events & Marketing, Inc. ("TEAM") as discussed in
     Note 14 to the Consolidated Financial Statements under Item 8.

   - In November 2006, the Company sold all the operating assets of HNWC for approximately $3.8 million in cash plus the buyer's assumption of all operating and capital leases, which resulted in a gain on sale before income taxes of approximately $1.6 million.

   - The Company increased shareholders' equity to $5.5 million, which exceeds the minimum equity requirements set forth in section
     1003 (a)(ii) of the AMEX Company Guide.  See further discussion in
     Note 14 to the Consolidated Financial Statements under Item 8.

   - The Company experienced a $14.1 million increase in sales and a $2.7 million increase in income from continuing operations before income taxes for fiscal 2007 as compared to fiscal 2006.

   - The Company recognized income from continuing operations per basic share of $7.19 in fiscal 2007 as compared to $2.07 per basic share in fiscal 2006.

   - The Company recognized earnings from discontinued operations per basic share of $0.44 in fiscal 2007 as compared to a loss from discontinued operations per basic share of ($4.62) in fiscal 2006.

Financing
---------
   - In December 2006, the Company amended the revolving portion of its credit facility agreement ("Facility"), extending its maturity date to April 2009. The amendment provides for a $55.0 million credit limit (excluding Term Note A & Term Note B), with interest at the bank's prime rate. See further discussion in Item 7 under the caption "Liquidity and Capital Resources".

Results of Operations
---------------------
The following table sets forth an analysis of various components of the Company's Statement of Operations as a percentage of sales for fiscal years 2007, 2006, and 2005:

                                       Fiscal Years
                                  ------------------------
                                         Restated Restated
                                   2007   2006/1/  2005/1/
                                  ------------------------
Sales............................ 100.0%   100.0%    100.0%
Cost of sales....................  92.5     92.8      92.7
                                  ------------------------
Gross profit.....................   7.5      7.2       7.3
Selling, general and
 administrative expenses.........   6.0      6.2       6.1
Depreciation and amortization....   0.2      0.2       0.3
Impairment charges...............     -        -       0.5
                                  ------------------------
Operating income ................   1.3      0.8       0.4
Interest expense.................   0.5      0.6       0.5
                                  ------------------------
Income (loss) from continuing
 operations before income taxes..   0.8      0.2      (0.1)
Income tax (expense) benefit.....  (0.3)    (0.1)        -
                                  ------------------------
Income (loss) from continuing
 operations .....................   0.5      0.1      (0.1)
Income (loss) from discontinued
 operations, net of tax..........     -     (0.3)     (1.4)
                                  ------------------------
Net income (loss) ...............   0.5     (0.2)     (1.5)
Preferred stock dividend
 requirements....................     -        -         -
                                  ------------------------
Net income (loss) available to
 common shareholders.............   0.5%    (0.2)%    (1.5)%
                                  ========================

/1/ Restated for the retroactive application of FIFO inventory valuation method. See Note 1 to the Consolidated Financial Statements.


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

FISCAL YEAR 2007 VERSUS FISCAL YEAR 2006 - Continuing Operations
----------------------------------------------------------------
Sales for fiscal 2007 increased approximately $14.1 million, or 1.7%, as compared to fiscal 2006. Sales are reported net of costs associated with sales incentives provided to retailers, which totaled $15.7 million and $15.5 million for fiscal 2007 and 2006, respectively. Sales increases by business segment are as follows (dollars in millions):

                                        Sales
                                     ------------------------
                                             Restated   Incr
                                      2007    2006     (Decr)
                                     ------  -------  -------
Wholesale distribution segment       $815.7  $ 802.7  $  13.0
Retail health food segment             37.9     36.8      1.1
                                     ------  -------  -------
                                     $853.6  $ 839.5  $  14.1
                                     ======  =======  =======


Sales from our wholesale distribution segment increased $13.0 million in fiscal 2007 as compared to fiscal 2006. Of this increase, $2.0 million related to an increase in cigarette sales and $11.0 million related to an increase in tobacco, confectionary, food service, and other product sales.

Significant items impacting fiscal 2007 sales included the following items. During fiscal 2007, certain states imposed sizable increases in the excise taxes levied on cigarettes. As excise taxes are passed on to our customers, the associated increase in our prices had the impact of increasing our fiscal 2007 sales by approximately $15.6 million as compared to fiscal 2006. The increase in excise taxes also had the impact of decreasing the demand for cigarettes in the related states and accordingly reduced sales by approximately $19.8 million.

Also impacting fiscal 2007 cigarette sales were price increases implemented by major cigarette manufacturers during the fiscal year. These price increases had the effect of increasing fiscal 2007 sales by approximately $12.4 million as compared to fiscal 2006. The remaining change in cigarette sales as compared to fiscal 2006 was primarily attributable to a 0.9% decrease in cigarette carton volumes in states not impacted by excise tax increases. The $11.0 million increase in tobacco, confectionary, food service and other product sales was primarily the result of price increases and changes in sales volumes.

Sales from our retail health food segment increased $1.1 million, or 2.8%, during fiscal 2007 as compared to fiscal 2006. This increase was attributable to overall growth in same store sales, primarily within our vitamin and supplements product categories. Our retail health food segment continues to benefit from the general increase in demand for natural food products combined with the Company's continued marketing efforts to grow its customer base.

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

Gross profit by business segment for the fiscal years ended September 2007 and September 2006 are as follows (dollars in millions):


                                         Gross Profit
                                     ------------------------
                                            Restated    Incr
                                      2007   2006/1/   (Decr)
                                     ------  -------  -------

Wholesale distribution segment       $ 48.8  $  45.8  $   3.0
Retail health food segment             15.4     14.6      0.8
                                     ------  -------  -------
                                     $ 64.2  $  60.4  $   3.8
                                     ======  =======  =======

/1/ Restated for the retroactive application of FIFO inventory valuation method. See Note 1 to the Consolidated Financial Statements.



Gross profit for fiscal 2007 increased approximately $3.8 million, or 6.5% as compared to fiscal 2006, while gross profit as a percent of sales increased to 7.5% as compared to 7.2% in fiscal 2006.

During fiscal 2007, gross profit in our wholesale distribution segment increased approximately $3.0 million, or 6.6% as compared to fiscal 2006. Increasing wholesale segment gross profit during fiscal 2007 was a $1.7 million benefit resulting from the impact of excise tax increases. The remaining change in our wholesale distribution segment gross profit was primarily the result of fluctuations in product mix sold, promotional allowances received from manufacturers, price increases within both our cigarette and non-cigarette product categories, and changes in unit volumes sold.

Gross profit for the retail health food segment increased approximately $0.8 million in fiscal 2007 as compared to fiscal 2006. Of this increase, approximately $0.4 million related to higher sales volumes, with the remaining change primarily resulting from improved sales mix and improved inventory shrink and throw-out costs.

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

Total operating expenses decreased approximately $0.9 million in fiscal 2007, or 1.6%, as compared to fiscal 2006. The decrease in operating costs was primarily related to a $0.8 million reduction in professional fees, with the remaining decrease primarily resulting from lower insurance and bad debt expense, partially offset by higher compensation costs.

INTEREST EXPENSE

Interest expense for fiscal 2007 decreased slightly from fiscal 2006.
The Company's variable rate debt primarily consists of borrowing on its Facility, which bears interest at the prime interest rate. During fiscal 2007, the Company's average borrowing rate on variable rate debt increased approximately 0.69% and average borrowings on variable rate debt decreased approximately $2.5 million, as compared to fiscal 2006.

OTHER

The Company's effective income tax rate was 38.4% in fiscal 2007 as compared to 26.1% in fiscal 2006. The increase in the effective tax rate was primarily attributable to state net operating losses recorded in fiscal 2006, which reduced fiscal 2006 income tax expense and the related effective tax rate.

DISCONTINUED OPERATIONS (Fiscal 2005 - 2007)

For the fiscal years 2007, 2006 and 2005, HNWC and TSI have been reflected in the Company's Consolidated Financial Statements as components of discontinued operations. The Beverage Group, Inc. ("TBG") is also included in discontinued operations for the fiscal year 2005 and the first two quarters of fiscal 2006. TBG was a component of the Company's former beverage segment, which was closed in March 2005. TBG's final wind-down was completed in April 2006 at which time its residual liabilities were classified to continuing operations.

As previously discussed in Item 1, in September 2007 the Company settled all outstanding litigation among and between AMCON, TSI and CPH, resulting in a $1.5 million deferred gain for fiscal 2007, which has been classified as a component of noncurrent liabilities of discontinued operations in the Company's Consolidated Balance Sheet. The deferred gain will be recognized upon the earlier of CPH's election to exercise its TSI asset purchase option or the expiration of the asset purchase option. During fiscal 2007, the Company also sold the assets of HNWC resulting in a $1.6 million pre-tax gain.
                                  30



Earnings from discontinued operations increased approximately $2.7 million from fiscal 2006 to fiscal 2007. This change primarily resulted from HNWC's asset sale in November 2006, which resulted in a $1.6 million pre-tax gain. Additionally, the sale of HNWC in November 2006 and the closure of TSI's operations in March 2006, prevented further operating losses in fiscal 2007 as compared to fiscal 2006.

Losses from discontinued operations decreased approximately $9.5 million from fiscal 2005 to fiscal 2006. This change was primarily the result of impairment charges incurred during fiscal 2005, which totaled $8.9 million. There were no such impairment charges incurred in discontinued operations during fiscal 2006. Additionally, TSI's closure in March 2006 stemmed further operating losses through the remainder of fiscal 2006.

A summary of discontinued operations is as follows:

                                                    Year ended
                                                     September
                                     -----------------------------------------
                                                     Restated       Restated
                                         2007         2006/1/        2005/1/
                                     -----------   ------------   ------------
Sales                                $   862,852   $  8,635,869   $ 13,185,114
Impairment charges                             -              -     (8,852,406)
Operating loss                          (576,101)    (3,190,327)   (17,101,139)
Gain on disposal of discontinued
 operations, before income taxes       1,455,333              -              -
Income tax expense (benefit)             269,000     (1,134,000)    (5,446,000)
Earnings (loss) from
 discontinued operations                 234,551     (2,435,766)   (11,960,904)


/1/ Restated for the retroactive application of FIFO inventory valuation method. See Note 1 to the Consolidated Financial Statements.

FISCAL YEAR 2006 VERSUS FISCAL YEAR 2005 - Continuing Operations
----------------------------------------------------------------
Sales for fiscal 2006 increased approximately $4.9 million, or 0.6%, as compared to fiscal 2005. Sales are reported net of costs associated with sales incentives provided to retailers, which totaled $15.5 million and $14.7 million for fiscal 2006 and 2005, respectively. Sales increases by business segment are as follows (dollars in millions):

                                                    Sales
                                       -------------------------------------------
                                                           Extra    Reported  Incr
                                         2006     2005/1/  week/2/    2005   (Decr)
                                       --------  --------  -------  -------  -----
Wholesale distribution segment         $  802.7  $  786.4  $  13.6  $ 800.0  $ 2.7
Retail health food segment                 36.8      34.2      0.4     34.6    2.2
                                       --------  --------  -------  -------  -----
                                       $  839.5  $  820.6  $  14.0  $ 834.6  $ 4.9
                                       ========  ========  =======  =======  =====

/1/ Excludes extra week discussed in /2/ below.

/2/ During fiscal 2005, the Company changed its reporting period from a 52-53 week year to a calendar month reporting period ending on September 30. As a result of this change, fiscal 2005 was comprised of 53 weeks as compared to 52 weeks in fiscal 2006.

Sales in our wholesale distribution segment increased $2.7 million during fiscal 2006 as compared to fiscal 2005. This increase in sales included a $1.5 million decrease in cigarette sales and a $4.2 million increase in the sales of our tobacco, confectionary and other product categories. Of the decrease in cigarette sales, $10.4 million was a result of the change in our monthly reporting period, which added an extra week of sales in fiscal 2005 as compared to fiscal 2006, and $5.6 million was the result of a 1.3% decrease in the volume of carton shipments (excluding the extra week). These decreases in cigarette sales were offset by a $8.5 million increase in sales due to higher excise taxes imposed by certain states and a $6.0 million benefit to sales attributable to price increases implemented by major cigarette manufacturers.

Sales from our retail health food segment increased $2.2 million, or 6.4%, during fiscal 2006 when compared to fiscal 2005. Of this sales increase, $2.6 million was attributable to sales growth in same store sales, primarily within our grocery and supplements product categories. This increase in sales volume was partially offset by a $0.4 million reduction in sales due to an extra week of sales in the fiscal 2005, resulting from the Company's change in reporting periods. The retail health food segment experienced strong growth during fiscal 2006 largely due to an increase in the demand for natural food products and combined with the Company's continued marketing efforts to grow its customer base.

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

Gross profit by business segment for fiscal 2006 and fiscal 2005 are as follows (dollars in millions):

                                                    Gross Profit
                                     ----------------------------------------------
                                                         Extra    Reported    Incr
                                      2006/1/   2005/2/  week/3/   2005/1/   (Decr)
                                      -------   -------  -------  ---------  ------

Wholesale distribution segment        $  45.8   $  47.0  $   0.6  $    47.6  $ (1.8)
Retail health food segment               14.6      13.5      0.2       13.7     0.9
                                      -------   -------  -------  ---------  ------
                                      $  60.4   $  60.5  $   0.8  $    61.3  $ (0.9)
                                      =======   =======  =======  =========  ======




/1/ Restated for the retroactive application of the FIFO inventory valuation method. See Note 1 to the Consolidated Financial Statements.

/2/ Excludes extra week discussed in /3/ below

/3/ During fiscal 2005, the Company changed its reporting period from a 52-53 week year to a calendar month reporting period ending on September 30. As a result of this change, fiscal 2005 was comprised of 53 weeks as compared to 52 weeks in fiscal 2006.


Gross profit for fiscal 2006 decreased approximately $0.9 million, or 1.5%, as compared to fiscal 2005. Gross profit as a percentage of sales decreased slightly from 7.3% in fiscal 2005 to 7.2% in fiscal 2006.

Gross profit from our wholesale distribution segment decreased approximately $1.8 million from fiscal 2005 to fiscal 2006. Items decreasing gross profits during fiscal 2006 were a $2.2 million reduction in gross profit related to a decrease in cigarette volumes sold, a $0.5 million reduction in incentive payments received from cigarette and non-cigarette vendors, and a $0.6 million decrease in gross profit attributable to an extra week of operations in fiscal 2005 as compared to fiscal 2006. These items were partially offset by a $1.4 million increase in gross profit resulting from higher sales in our tobacco, confectionary and other product categories.

Gross profit for the retail health food segment increased approximately
$0.9 million in fiscal 2006 as compared to fiscal 2005. Of this increase, $0.1 million related to improved management of inventory and throw-out costs, $0.2 million was due to the extra week of operations in fiscal 2005, and $0.6 million was related to changes in sales mix and volume growth.

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

Total operating expenses decreased approximately $3.8 million in fiscal 2006, or 6.6%, from fiscal 2005. The decrease in operating expense from fiscal 2005 was primarily attributable to a $4.2 reduction in intangible impairment charges incurred during fiscal 2005. The Company incurred no such impairment charges in fiscal 2006. Other significant items impacting operating expenses during fiscal 2006 included higher fuel and professional services expenses of $0.7 million and $0.3 million, respectively, and a $0.6 million reduction in workers compensation expense, as compared to fiscal 2005.



INTEREST EXPENSE

Interest expense for fiscal 2006 increased 0.6 million, or 15.3%, as compared to fiscal 2005. This increase was primarily related to an increase in the Company's average variable rate borrowings, the impact of the expiration of an interest rate swap in fiscal 2006 which had the effect of converting
$10.0 million in variable rate borrowings under the Company's credit facility to a fixed borrowing rate of 4.87%, and increases in the prime interest rate, which is the rate at which the Company primarily borrows. On average, the Company's borrowing rates on variable rate debt were 1.71% higher and the average borrowings on variable rate debt were $3.5 million higher in fiscal 2006 as compared to fiscal 2005.

OTHER

During fiscal 2005, the Company allocated $0.1 million in losses, net of tax, to "Minority interest", which was related to a 15% minority ownership interest in the Company's TSI subsidiary. After this allocation, the 15% minority ownership interest in TSI had been reduced to zero resulting from cumulative TSI loss allocations. The minority shareholders provided no additional funding to TSI. Accordingly, no further allocations of losses to minority shareholders were made by the Company in fiscal 2006 or thereafter.

The Company's effective income tax rate was 26.1% in fiscal 2006. The change in effective tax rates from fiscal 2005 was primarily attributable to valuation allowances placed on state net operating losses in fiscal 2005, which reduced the income tax benefit and related effective tax rate in that fiscal year.

Liquidity and Capital Resources
--------------------------------

OVERVIEW
--------
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory and make capital investments. In general, the Company finances these cash needs from the cash flow generated by its operating activities, credit facility borrowings and preferred stock issuances, as necessary. During fiscal 2007, the Company generated cash of approximately $8.7 million from operating activities. The cash generated was primarily the result of net income generated, changes in deferred income tax balances, and adjustments for depreciation, partially offset by a pay down of accounts payable and accrued expenses related to discontinued operations.

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


Investing Activities. The Company generated approximately $3.6 million in cash from investing activities during fiscal 2007. Of the cash generated, approximately $3.8 million resulted from the sale of HNWC's assets in November 2006 and $0.2 million related to the sale of TSI's distribution warehouse. Both of these items were included as components of our discontinued operations. These items were partially offset by $0.5 million in capital expenditures less $0.1 million in cash proceeds received from the sale of property, plant and equipment.

Financing Activities. The Company used net cash of $12.0 million for financing activities during fiscal 2007. Of this net change in cash, the Company used cash of $10.0 million for principal payments on its bank credit facility, $1.5 million for principal payments on long-term debt for both continuing and discontinued operations, $0.1 million related to debt issuance costs, and $0.4 million for the payment of preferred stock dividend payments.

Cash on Hand/Working Capital. As of September 2007, the Company had cash on hand of $0.7 million and working capital (current assets less current liabilities) of $34.9 million. This compares to cash on hand of $0.5 million and working capital of $32.6 million as of September 2006.

CONTRACTUAL OBLIGATIONS
-----------------------
The following table summarizes our outstanding contractual obligations and commitments at September 2007:

                                                 Payments Due By Period
                           -------------------------------------------------------------------
                                          Fiscal         Fiscal         Fiscal
Contractual Obligations     Total           2008       2009-2010      2011-2012     Thereafter
-----------------------    -------------------------------------------------------------------

Credit Facility            $ 38,854      $ 3,046       $  35,808      $       -       $      -
Long-term debt -
 continuing operations        7,691          568           6,927            196              -
Long-term debt -
 discontinued operations      5,000            -               -          5,000              -
Related party debt            2,750        2,750               -              -              -
Interest on credit
 facility and
 long-term debt/1/            6,508        3,944           1,174          1,390           -
Operating leases             18,169        3,349           6,060          4,700          4,060
                          -------------------------------------------------------------------
Total                      $ 78,972      $13,657       $  49,969      $  11,286       $  4,060
                          ===================================================================


Other Commercial                          Fiscal        Fiscal         Fiscal
Commitments                 Total           2008       2009-2010      2011-2012     Thereafter
---------------------      -------------------------------------------------------------------
Lines of credit/2/         $ 55,917      $     -       $  55,917      $       -       $      -
Lines of credit in use      (38,854)           -         (38,854)             -              -
Letters of credit            (1,300)        (450)           (850)     $       -              -
                           -------------------------------------------------------------------
Lines of credit available  $ 15,763      $  (450)      $  16,213      $       -       $      -
                           ===================================================================



/1/ Represents estimated interest payments on long-term debt, capital leases, and the
    Facility. Certain obligations contain variable interest rates.  For illustrative purposes, the Company has projected future interest payments assuming that interest rates will remain unchanged.

/2/ Includes Term Note A and Term Note B.


CREDIT AGREEMENT
----------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with LaSalle Bank (the "Facility"). The significant terms of the Facility at September 2007 include:

   - A $55.0 million revolving credit limit, plus the outstanding balances on two term notes ("Term Note A" and "Term Note B") which totaled approximately $0.9 million at September 2007 for a total credit facility limit of $55.9 million at September 2007.

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

   - Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

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

The cumulative minimum EBITDA requirements are as follows:

(a) $1,000,000 for the three months ending December 31, 2007 and December 31, 2008 and;
(b) $2,000,000 for the six months ending March 31, 2008, and March 31, 2009 and;
(c) $4,500,000 for the nine months ending June 30, 2008 and;
(d) $7,000,000 for the twelve months ending September 30, 2007 and September 30, 2008.

The Company was in compliance with the required debt service and minimum EBITDA covenants at September 30, 2007.


The Company's maximum available credit limit of the revolving portion of the Facility was $49.3 million at September 2007, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. At September 2007, the outstanding balance on the revolving portion of the Facility was $37.9 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 7.75% at September 2007.
Based on our collateral and loan limits as defined by the Facility agreement, the Company's excess availability under the Facility at September 2007 was approximately $11.4 million.

During fiscal 2007, our peak borrowings under the Facility were $52.6 million and our average borrowings and average availability were $46.1 and $4.9 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on collateralized assets.

As a component of the credit agreement, the Company has two term notes, Term Note A and Term Note B, with LaSalle Bank. Term Note A bears interest at the bank's prime rate (7.75% at September 2007) and is payable in monthly installments of $16,333. Term Note B bears interest at the bank's prime rate plus 2% (9.75% at September 2007) and is payable in monthly installments of $100,000. The outstanding balances on Term Note A and Term Note B were $0.6 million and $0.3 million, respectively, as of September 2007.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Note B, which resulted in the guaranteed principal outstanding being reduced to approximately $5.4 million as of September 2007. AMCON pays the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's, Akin's, HNWC and TSI.

The Company's Chairman has also personally guaranteed a note payable issued in conjunction with the Television Events and Marketing, Inc. ("TEAM") litigation settlement as discussed in Note 14 to the Consolidated Financial Statements under Item 8. The Company pays the Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. The amount guaranteed in connection with this settlement at September 2007 was approximately $0.7 million.

TSI Financing
-------------
As discussed more fully in Note 14 to the Consolidated Financial Statements under Item 8, in September 2007 AMCON and TSI settled all litigation among and between Crystal Paradise Holdings, Inc. ("CPH") regarding an April 24, 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), whereby TSI acquired certain assets from CPH.

The settlement also restructured the Company's obligations arising from the Asset Purchase Agreement with CPH totaling approximately $6.5 million into a new $5.0 million note payable to CPH. The $5.0 million note payable is due at the end of five years plus accrued interest at 5.0%. Items restructured into the $5.0 million note payable included CPH's minority interest in TSI, water royalties payable to CPH, notes payable to CPH, and accrued interest payable to CPH. Additionally, the agreement provides CPH with an eleven month option to purchase TSI's assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. The TSI asset purchase option can be extended an additional seven months at CPH's election.

No monetary exchanges between the Company and CPH were required under the Settlement Agreement. The Company has recorded a $1.5 million pre-tax deferred gain in connection with the above settlement. This deferred gain has been classified as a component of noncurrent liabilities of discontinued operations in the Company's September 2007 Consolidated Balance Sheet.
The deferred gain will be recognized upon the earlier of CPH's election to exercise its TSI asset purchase option or the expiration of the asset purchase option.

With the final settlement of the CPH litigation, the Company does not expect its future cash flows to be significantly impacted by future TSI related litigation.

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

Dividend Payments
-----------------
The Company does not pay dividends on its common stock but does periodically reevaluate this policy based on the funding requirements necessary to finance operations and future growth. The Company's revolving credit facility provides that it may not pay dividends on its common shares in excess of $0.72 per common share on an annual basis.

OTHER
-----
The Company has several capital leases for office and warehouse equipment. At September 2007, the outstanding balances on the capital leases totaled approximately $0.1 million.

AMCON has issued a letter of credit for $1.0 million to its workers' compensation insurance carrier as part of its self-insured loss control program. The letter of credit was reduced to approximately $0.9 million subsequent to September 2007.


Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.

Other Matters
-------------
Certain Accounting Considerations

During fiscal 2007, Securities and Exchange Commission ("SEC") Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108") became effective for the Company. SAB 108 requires that registrants quantify errors using both a balance sheet approach and an income statement approach and then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this bulletin did not have a material effect on the Company's financial position or results of operations.

The Company is currently evaluating the impact of implementing the following new accounting standards:

On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the first fiscal quarter of 2008 for the Company). We do not believe that the cumulative effect of adopting FIN 48 will have a material impact on the Company's Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective in fiscal 2008 for the Company.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company).


In March 2007, the FASB issued Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (fiscal 2009 for the Company).

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth below and have not changed during fiscal 2007.

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

SENSITIVITY ANALYSIS. We believe that our current level of allowance for doubtful accounts is adequate at September 2007 and that our credit exposure is very low compared with the high volume of sales and the nature of our Industry in which collections are generally made quickly. However, for every 1% percent of receivables deemed to require an additional reserve at September 2007, the impact on the statement of operations would be to increase selling, general and administrative expenses by approximately $0.3 million.

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

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets consist primarily of fixed assets and intangible assets that were acquired in business combinations. Fixed assets and amortizable identified intangible assets are assigned useful lives ranging from 3 to 40 years. Goodwill is not amortized. Impairment of reporting units, which is measured in the Company's fourth fiscal quarter in order to coincide with its budgeting process, is evaluated annually with the assistance of an independent valuation specialist. The reporting units are valued using after-tax cash flows from operations (less capital expenditures) discounted to present value. No impairment charges were recorded by the Company in fiscal 2007 or fiscal 2006.

Fiscal 2005 impairment
----------------------
During fiscal 2005, management determined that a portion of the tradenames and goodwill in our retail and former beverage segments were impaired, based on valuations obtained from an independent valuation specialist. The impairments recorded in our retail and former beverage segment (TSI & HNWC) were the result of projected shortfalls in operating cash flows necessary to support the reporting units carrying value. The fair values of the reporting units were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows and consideration of the net recoverable values.

The impairment charges for our retail segment are recorded in the Company's statement of operations as a component of income (loss) from continuing operations. As previously discussed, the operations of TSI and HNWC were subsequently closed or sold. Accordingly, the impairment charges for TSI and HNWC are included in the statement of operations under the caption, loss from discontinued operations.


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

ASSUMPTIONS AND APPROACH USED. For fixed assets, depreciable lives are based on our accounting policy which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of amortizable intangible assets, such as customer lists, we rely on our historical experience to estimate the useful life of the applicable asset and consider Industry norms as a benchmark. In evaluating potential impairment of long-lived assets we primarily use an income based approach (discounted cash flow method) in addition to both public and private company information. A discounted cash flow methodology requires estimation in (i) forecasting future earnings (ii) determining the discount rate applicable to the earnings stream being discounted, and (iii) computing a terminal value at some point in the future.

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

SENSITIVITY ANALYSIS. We believe that the estimated useful lives of our fixed assets and amortizable intangibles are appropriate. If we shortened the estimated useful lives of our fixed assets by one year, the impact on the statement of operations for the current period would be to increase depreciation expense by approximately $0.2 million.




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

SENSITIVITY ANALYSIS. We believe that our current reserve for incurred but unreported insurance claims is adequate at September 2007. However, for every 5% percent increase in claims, an additional reserve of approximately $71,000 would be required at September 2007, the impact of which would increase selling, general and administrative expenses by that amount in the same period.

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

SENSITIVITY ANALYSIS. Based on our analysis, we have determined that no valuation allowance was required at September 2007.

REVENUE RECOGNITION

We recognize revenue in our wholesale segment when products are delivered to customers (which generally is the same day products are shipped) and in our retail health food segment when products are sold to consumers. Sales are shown net of returns, discounts, and sales incentives to customers.

NATURE OF ESTIMATES REQUIRED. We estimate and reserve for anticipated sales discounts. We also estimate and provide a reserve for anticipated sales incentives to customers when earned under established program requirements.

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


FORWARD LOOKING STATEMENTS
---------------------------
This Annual Report, including Management's Discussion and Analysis, and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, Industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should," or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, including Item 1A - Risk Factors of this Annual Report on Form 10-K, could adversely affect our results of operations, business, cash flow, and financial condition and could cause our results of operations to differ materially from those expressed in our forward looking statements:

    - increases in state and federal excise taxes on cigarette and tobacco products,
    - changing market conditions with regard to cigarettes,
    - changes in promotional and incentive programs offered by manufacturers,
    - the demand for the Company's products,
    - new business ventures,
    - domestic regulatory risks,
    - competition,
    - collection of guaranteed amounts,
    - poor weather conditions,
    - further increases in fuel prices,
    - other risks over which the Company has little or no control, and
    - any other factors not identified herein could also have such an effect.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable rate debt.
At September 2007, the Company had $38.9 million of variable rate debt outstanding with maturities through April 2009 and interest rates ranging from 7.75% to 9.75%. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.2 million for each 1% change in our lender's prime interest rate.

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to significant market risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to 2007 Consolidated Financial Statements


  Reports of Independent Registered Public
     Accounting Firms.....................................................47

  Consolidated Balance Sheets as of September 2007 and September 2006.....49

  Consolidated Statement of Operations for the Fiscal Years Ended
     September 2007, September 2006, and September 2005...................50

  Consolidated Statement of Shareholders' Equity and Comprehensive
     Income (Loss) for the Fiscal Years Ended September 2007,
     September 2006, and September 2005...................................51

  Consolidated Statement of Cash Flows for the Fiscal Years Ended
     September 2007, September 2006, and September 2005...................52

  Notes to Consolidated Financial Statements..............................54










Report of Independent Registered Public Accounting Firm

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMCON Distributing Company and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years ended September 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the financial statements, the Company changed its method of accounting for inventories in 2007. This change has been applied retroactively to 2003 and, accordingly, all prior financial statements have been restated.

We audited the adjustment described in Note 1 that was applied to restate the 2003, 2004, 2005 and 2006 financial statements. In our opinion, such adjustment is appropriate and has been properly applied.


/s/ McGLADREY & PULLEN LLP
Omaha, Nebraska
November 6, 2007



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1, the consolidated statements of operations, shareholders' equity, and cash flows of AMCON Distributing Company and subsidiaries (the "Company") for the year ended September 30, 2005 (the 2005 consolidated financial statements before the effects of the adjustments discussed in Note 1 to the consolidated financial statements are not presented herein). Our audit also included the 2005 financial statement schedule, before the effects of the adjustments discussed in Note 1 to the consolidated financial statements, listed in the Index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2005 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the results of AMCON Distributing Company and subsidiaries' operations and their cash flows for the year ended
September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion such financial statement schedule for the fiscal year ended September 30, 2005, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 1 to the consolidated financial statements, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth within.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in
Note 1 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 21, 2006 (December 28, 2006 as to Notes 2 and 17)


CONSOLIDATED BALANCE SHEETS
AMCON Distributing Company and Subsidiaries
--------------------------------------------------------------------------------------------------
September 30,                                                             2007            2006
                                                                                    (As restated
                                                                                     -see Note 1)
--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                             $     717,554    $     481,138
   Accounts receivable, less allowance
    for doubtful accounts of $0.3 million
    and $0.9 million in 2007 and 2006, respectively                    27,848,938       27,815,751
   Inventories, net                                                    29,738,727       29,407,201
   Deferred income taxes                                                1,446,389        1,511,650
   Current assets of discontinued operations                               18,897        1,270,198
   Prepaid and other current assets                                     5,935,208        5,369,154
                                                                    ------------------------------
      Total current assets                                             65,705,713       65,855,092

Property and equipment, net                                            11,190,768       12,528,539
Goodwill                                                                5,848,808        5,848,808
Other intangible assets, net                                            3,400,070        3,439,803
Deferred income taxes                                                   2,768,043        5,324,043
Non-current assets of discontinued operations                           2,057,033        3,774,106
Other assets                                                            1,093,150        1,247,464
                                                                    ------------------------------
                                                                    $  92,063,585    $  98,017,855
                                                                    ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  15,253,562    $  14,633,124
   Accrued expenses                                                     5,293,923        4,687,789
   Accrued wages, salaries and bonuses                                  2,202,594        1,879,699
   Income taxes payable                                                   367,773          168,936
   Current liabilities of discontinued operations                       4,035,863        7,461,549
   Current maturities of credit facility                                3,046,000        3,896,000
   Current maturities of long-term debt                                   568,024          524,130
                                                                    ------------------------------
      Total current liabilities                                        30,767,739       33,251,227

Credit facility, less current maturities                               35,808,180       44,927,429
Long-term debt, less current maturities                                 7,123,453        7,069,357
Noncurrent liabilities of discontinued operations                       6,542,310        5,087,230

Series A cumulative, convertible preferred stock, $.01 par value
  100,000 authorized and issued, liquidation preference
  $25.00 per share                                                      2,438,355        2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
  80,000 authorized and issued, liquidation preference
  $25.00 per share                                                      1,857,645        1,857,645

Series C cumulative, convertible preferred stock, $.01 par value
  80,000 authorized and issued, liquidation preference
  $25.00 per share                                                      1,982,372        1,982,372

Commitments and contingencies (Note 14)

Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, 260,000 outstanding and issued in Series A, B and C
   referred to above                                                            -                -
  Common stock, $.01 par value, 3,000,000 shares
   authorized, 529,436 outstanding for 2007 and
   527,062 outstanding for 2006                                             5,295            5,271
  Additional paid-in capital                                            6,396,131        6,278,476
  Accumulated deficit                                                    (857,895)      (4,879,507)
                                                                    ------------------------------
      Total shareholders' equity                                        5,543,531        1,404,240
                                                                    ------------------------------
                                                                    $  92,063,585    $  98,017,855
                                                                    ==============================

   The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
AMCON Distributing Company and Subsidiaries
----------------------------------------------------------------------------------------------
Fiscal Years Ended September                            2007          2006            2005
                                                                  (As restated   (As restated
                                                                  -see Note 1)   -see Note 1)
----------------------------------------------------------------------------------------------
Sales (including excise taxes of $208.2 million,
 $200.6 million and $197.7 million, respectively)  $ 853,566,512  $ 839,539,780  $ 834,551,448

Cost of sales                                        789,317,758    779,189,369    773,292,164
                                                   -------------------------------------------
Gross profit                                          64,248,754     60,350,411     61,259,284
                                                   -------------------------------------------

Selling, general and administrative expenses          50,963,645     51,721,525     51,032,197
Depreciation and amortization                          1,831,640      1,936,897      2,155,983
Impairment charges                                             -              -      4,234,856
                                                   -------------------------------------------
                                                      52,795,285     53,658,422     57,423,036
                                                   -------------------------------------------
Operating income                                      11,453,469      6,691,989      3,836,248

Other expense (income):
   Interest expense                                    4,816,324      4,858,012      4,211,685
   Other (income), net                                  (194,608)      (137,241)       (80,105)
                                                   -------------------------------------------
                                                       4,621,716      4,720,771      4,131,580
                                                   -------------------------------------------
Income (loss) from continuing operations
  before income tax expense                            6,831,753      1,971,218       (295,332)
Income tax expense                                     2,626,000        514,000         94,000
Minority interest in loss, net of tax                          -              -        (97,100)
                                                   -------------------------------------------
Income (loss) from continuing operations               4,205,753      1,457,218       (292,232)

Discontinued operations (Note 2)
 Gain on disposal of discontinued
  operations, net of income tax expense
  of $0.6 million                                        829,090              -              -

 Loss from discontinued operations, net of
  income tax benefit of $0.3 million,
  $1.1 million and $5.4 million, respectively           (594,539)    (2,435,766)   (11,960,904)
                                                   -------------------------------------------
Income (loss) on discontinued operations                 234,551     (2,435,766)   (11,960,904)
                                                   -------------------------------------------
Net income (loss)                                      4,440,304       (978,548)   (12,253,136)
Preferred stock dividend requirements                   (418,692)      (366,042)      (294,640)
                                                   -------------------------------------------
Net income (loss) available to common shareholders $   4,021,612  $  (1,344,590) $ (12,547,776)
                                                   ===========================================
   Basic earnings (loss) per share
     available to common shareholders:
      Continuing operations                        $        7.19  $        2.07  $       (1.11)
      Discontinued operations                               0.44          (4.62)        (22.70)
                                                   -------------------------------------------
   Net basic earnings (loss) per share
     available to common shareholders              $        7.63  $       (2.55) $      (23.81)
                                                   ===========================================
   Diluted earnings (loss) per share
     available to common shareholders:
      Continuing operations                        $        4.89  $        1.82  $       (1.11)
      Discontinued operations                               0.27          (3.44)        (22.70)
                                                   -------------------------------------------
   Net diluted earnings (loss) per share
     available to common shareholders              $        5.16  $       (1.62) $      (23.81)
                                                   ===========================================

Weighted average shares outstanding:
   Basic                                                 527,062        527,062        527,062
   Diluted                                               860,121        708,946        527,062


   The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 AND COMPREHENSIVE INCOME (LOSS) (As restated - see Note 1)

AMCON Distributing Company and Subsidiaries
----------------------------------------------------------------------------------------------------------

                                                                 Accumulated
                                    Common Stock     Additional     Other         Retained
                                 -----------------    Paid in    Comprehensive    Earnings
                                  Shares   Amount     Capital       Income        (Deficit)     Total
---------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 24, 2004        527,062  $ 5,271  $ 6,218,476   $ 59,900    $  9,012,859   $15,296,506

Dividends on preferred stock             -        -            -          -        (294,640)     (294,640)
Net loss                                 -        -            -          -     (12,253,136)  (12,253,136)
Change in the fair value of
  interest rate swap, net of
  tax of $0.03 million                   -        -            -     41,394               -        41,394
                                                                                              -----------
Total comprehensive loss                                                                      (12,211,742)
                                -------------------------------------------------------------------------
Balance, September 30, 2005        527,062    5,271    6,218,476    101,294      (3,534,917)    2,790,124

Dividends on preferred stock             -        -            -          -        (366,042)     (366,042)
Stock option expense                     -        -       60,000          -               -        60,000
Net loss                                 -        -            -          -        (978,548)     (978,548)
Change in fair value of
  interest rate swap, net of
  tax of $0.05 million                   -        -            -   (101,294)              -      (101,294)
                                                                                               ----------
Total comprehensive loss                                                                       (1,079,842)
                                -------------------------------------------------------------------------
Balance, September 30, 2006        527,062    5,271    6,278,476          -      (4,879,507)    1,404,240

Dividends on preferred stock             -        -            -          -        (418,692)     (418,692)
Stock option expense                     -        -       70,993          -               -        70,993
Exercise of stock options            2,374       24       46,662          -               -        46,686
Net income                               -        -            -          -       4,440,304     4,440,304
                                                                                               ----------
Total comprehensive income                                                                      4,440,304
                                -------------------------------------------------------------------------
Balance, September 30, 2007        529,436  $ 5,295  $ 6,396,131   $      -    $   (857,895)  $ 5,543,531
                                =========================================================================


   The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
AMCON Distributing Company and Subsidiaries
----------------------------------------------------------------------------------------------------------
Fiscal Years                                                      2007           2006            2005
                                                                            (As restated    (As restated
                                                                            -see Note 1)    -see Note 1)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ 4,440,304     $  (978,548)   $(12,253,136)
  Deduct: Income (loss) from discontinued operations,
           net of tax                                             234,551      (2,435,766)    (11,960,904)
                                                              -----------     -----------     -----------
Income (loss) from continuing operations                        4,205,753       1,457,218        (292,232)

Adjustments to reconcile income (loss) from
  continuing operations to net cash flows
   from operating activities:
    Depreciation                                                1,791,907       1,897,166       2,039,553
    Amortization                                                   39,733          39,731         116,430
    Impairment charges                                                  -               -       4,234,856
    Loss (gain) on sale of property and equipment                  27,235          30,082         (13,116)
    Stock based compensation                                       70,993          60,000               -
    Deferred income taxes                                       2,621,261        (722,727)     (5,691,019)
    (Benefit) provision for losses on doubtful accounts          (250,196)        179,196        (189,604)
    (Benefit) provision for losses on inventory obsolescence       52,242          77,940         (33,520)
    Minority interest                                                   -               -         (97,100)

  Changes in assets and liabilities,
   net of effect of acquisitions:
    Accounts receivable                                           217,009        (814,916)      1,383,923
    Inventories                                                  (383,768)     (1,396,154)      9,288,767
    Other current assets                                         (566,058)       (205,819)     (4,848,246)
    Other assets                                                  254,314         (10,891)       (160,509)
    Accounts payable                                              739,188        (805,235)       (670,130)
    Accrued expenses and accrued wages, salaries and bonuses    1,574,429         641,863       1,280,966
    Income taxes payable and receivable                           198,837          50,138       1,281,423
                                                              -----------     -----------     -----------
Net cash flows from operating activities
     - continuing operations                                   10,592,879         477,592       7,630,442
Net cash flows from operating activities
     - discontinued operations                                 (1,929,323)       (820,913)        897,434
                                                              -----------     -----------     -----------
Net cash flows from operating activities                        8,663,556        (343,321)      8,527,876
                                                              -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (514,277)       (980,510)     (2,464,694)
  Proceeds from sales of property and equipment                   101,328          39,665         116,597
  Purchase of trademark                                                 -         (15,000)              -
                                                              -----------     -----------     -----------
Net cash flows from investing activities
     - continuing operations                                     (412,949)       (955,845)     (2,348,097)
Net cash flows from investing activities
     - discontinued operations                                  3,965,394         (16,818)       (585,451)
                                                              -----------     -----------     -----------
Net cash flows from investing activities                        3,552,445        (972,663)     (2,933,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net principal (payments) borrowings on bank credit
    agreements                                                 (9,969,248)       (338,959)      4,352,573
  Net proceeds from preferred stock issuance                            -       1,982,372       1,857,645
  Proceeds from borrowings of long-term debt                            -         237,266       1,399,638
  Payments on long-term and subordinated debt                    (734,416)       (670,966)     (8,413,374)
  Proceeds from exercise of stock options                          46,686               -               -
  Debt issuance costs                                            (100,000)              -        (446,641)
  Dividends paid on preferred stock                              (418,692)       (366,042)       (294,640)
                                                              -----------     -----------     -----------
Net cash flows from financing activities
     - continuing operations                                  (11,175,670)        843,671      (1,544,799)



                                                52





---------------------------------------------------------------------------------------------------------
Fiscal Years                                                       2007          2006           2005
                                                                            (As restated    (As restated
                                                                            -see Note 1)    -see Note 1)
---------------------------------------------------------------------------------------------------------

Net cash flows from financing activities
     - discontinued operations                                   (803,915)        407,178      (3,919,329)
                                                              -----------     -----------     -----------
Net cash flow from financing activities                       (11,979,585)      1,250,849      (5,464,128)
                                                              -----------     -----------     -----------
Net change in cash                                                236,416         (65,135)        130,200

Cash, beginning of year                                           481,138         546,273         416,073
                                                              -----------     -----------     -----------
Cash, end of year                                             $   717,554     $   481,138     $   546,273
                                                              ===========     ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                      $ 4,890,997     $ 4,858,960     $ 4,376,251
  Cash paid (refunded) during the year for
    income taxes                                                   94,901            (647)       (911,278)

Supplemental disclosure of non-cash information:

  Forgiveness of debt and related interest in
    connection with settlement of TSI litigation              $(3,735,145)    $         -     $         -
  Forgiveness of water royalty in connection
    with settlement of TSI litigation                          (2,807,000)              -               -
  Issuance of note payable in connection with
    TSI litigation                                              5,000,000               -               -
  Issuance of note payable in connection with
    settlement of TBG litigation                                  763,983               -               -
  Buyer's assumption of HNWC lease in connection with
    the sale of HNWC's assets - discontinued operations          (225,502)              -               -
  Issuance of note payable in exchange for
    accounts payable - discontinued operations                          -         362,716               -
  Acquisition of equipment through capital leases                  68,422               -          91,343


   The accompanying notes are an integral part of these consolidated financial statements.



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

The Company's operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing, state excise tax increases or the opening of competing retail stores in close proximity to the Company's retail stores. While the Company sells a diversified product line, it remains dependent upon cigarette sales which represented approximately 71% of revenue and 25% of gross profit in fiscal 2007, as compared to 72% and 27% of revenue and gross profit in fiscal 2006, and 73% and 33% of revenue and gross profit in fiscal 2005.

(b)Change in Accounting Principle:
In the fourth quarter of fiscal 2007, the Company changed its inventory valuation method from the Last-In First-Out (LIFO) method to the First-In First-Out (FIFO) method. The change is preferable as it provides a more meaningful presentation of the Company's financial position as it values inventory in a manner which more closely approximates current cost; better represents the underlying commercial substance of selling the oldest products first; and more accurately reflects the Company's realized periodic income.

As required by U.S. generally accepted accounting principles, this change in accounting principle has been reflected in the consolidated statements of financial position, consolidated statements of operations, and consolidated statements of cash flows through retroactive application of the FIFO method. Accordingly, inventories from continuing operations as of the beginning of fiscal 2005 were increased by the LIFO reserve ($4.0 million), net current deferred tax assets were decreased ($0.7 million), current assets of discontinued operations were increased for the impact of related LIFO reserves ($0.1 million), net non-current deferred tax liabilities were increased ($0.9 million), and shareholders' equity was increased by the after-tax effect ($2.5 million). Previously reported net income (loss) available to common shareholders' for the fiscal years 2006 and 2005 were also increased by $0.1 million and $0.5 million after income taxes, respectively.

(c) Accounting Period:
During fiscal 2005, the Company changed its reporting period from a 52-53 week year to a calendar month reporting period ending on September 30. As a result of this change, the fiscal year 2005 was comprised of 53 weeks compared to 52 weeks in fiscal 2007 and 2006. The fiscal years 2007, 2006 and 2005 ended on September 30 and are herein referred to as AMCON's fiscal years.

(d) Principles of Consolidation:
The consolidated financial statements include the accounts of AMCON and its wholly-owned subsidiaries.

Prior to the settlement of the litigation among and between AMCON, TSI, and Crystal Paradise Holdings, Inc. ("CPH") in September 2007, as described in
Note 14, the Company had a 85% ownership in TSI, with a 15% non-owned interest being held by a minority interest (CPH). For the fiscal years 2007, 2006, and 2005, TSI has been accounted for as a consolidated subsidiary of the Company and has been included as a component of discontinued operations in the Consolidated Financial Statements. During the first quarter of fiscal 2005, the Company suspended the allocation of TSI's losses to minority shareholders as their ownership basis in TSI had been reduced to zero and the minority shareholders did not guarantee TSI's debt or commit additional capital to TSI.

All significant intercompany accounts and transactions have been eliminated.

(e) Cash and Accounts Payable:
AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2007 and fiscal 2006 totaled approximately
$3.3 million and $3.2 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company's policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see
Note 9). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(f) Accounts Receivable:
Accounts receivable consist primarily of amounts due to the Company from its normal business activities. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio.

(g) Inventories:
Inventories consisted of the following at September 2007 and 2006 (in millions):
                                     Restated/1/
                         September   September
                           2007         2006
                         ---------   ---------
     Finished Goods      $    29.7   $    29.4
                         =========   =========
/1/ Restated for the retroactive application of the FIFO inventory valuation method. See Note 1 to the Consolidated Financial Statements.

Inventories are stated at the lower of cost, determined on a FIFO basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail.

(h) Prepaid Expenses and Other Current Assets:
A summary of prepaid expenses and other current assets is as follows (in millions):
                             September   September
                               2007        2006
                             ---------   ---------
     Prepaid expenses        $     0.8   $     1.2
     Prepaid inventory             5.1         4.2
                             ---------   ---------
                             $     5.9   $     5.4
                             =========   =========

Prepaid inventory represents inventory in transit that has been paid for but has not yet been received.

(i) Property and Equipment:
Property and equipment are stated at cost less accumulated depreciation or amortization. Major renewals and improvements are capitalized and charged to expense over their useful lives through depreciation or amortization charges. Repairs and maintenance are charged to expense in the period incurred. The straight-line method of depreciation is used to depreciate assets over the estimated useful lives as follows:

                                      Years
                                     -------
     Buildings                         40
     Warehouse equipment               5-7
     Furniture, fixtures and
      leasehold improvements           5-18
     Vehicles                          5

Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and the resulting gains or losses are reported as a component of operating income.

(j) Long-Lived Assets:
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Long-lived assets are reviewed annually for impairment and are reported at the lower of the carrying amount or fair value less the cost to sell. During fiscal 2005, the Company recorded impairment charges of $2.5 million and $0.4 million related to long-lived assets held by our Hawaiian Natural Water Company ("HNWC") and TSI subsidiaries, respectively. The impairments resulted from a shortfall in the projected future cash flows necessary to support the assets and sustain operations. The Company did not incur similar impairment charges in fiscal 2007 or fiscal 2006. See further discussion regarding HNWC and TSI in Note 2.

(k) Goodwill, Intangible and Other Assets:
Goodwill consists of the excess purchase price paid in business acquisitions over the fair value of assets acquired. At September 2007, intangible assets consist primarily of tradenames and favorable leases assumed in acquisitions.

These assets are initially recorded at an amount equal to the purchase price paid or allocated to them. Other assets consist primarily of the cash surrender value of life insurance policies and debt issuance costs.

The Company employs the nonamortization approach to account for purchased goodwill and intangible assets having indefinite useful lives. Under a nonamortization approach, goodwill and intangible assets having indefinite useful lives are not amortized into results of operations, but instead are reviewed at least annually for impairment. During the fourth quarter of each fiscal year the Company engages an external consulting firm to assist in performing this valuation. If the recorded value of goodwill and intangible assets having indefinite useful lives is determined to exceed their fair value, the asset is written down to fair value and a charge is taken against the results of operations in that period. AMCON considers its tradenames to have indefinite lives.

As discussed in Note 7, during fiscal 2005 the Company determined that certain goodwill and intangible assets at TSI and HNWC, components of the Company's former beverage segment reporting unit, were impaired based on a valuation report provided by an independent valuation specialist. Additionally, the Company determined that a portion of the tradenames and goodwill carried by the Company's retail segment were impaired. The total amount of the impairment of goodwill and identifiable intangible assets before income taxes was $10.2 million and was included in the results of operations of discontinued operations. The Company did not incur similar impairment charges during fiscal 2007 or fiscal 2006. See further discussion of regarding HNWC and TSI in Note 2.

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

(l) Water Royalty in Perpetuity:
Water royalty in perpetuity represents the present value of the future minimum water royalty payments and related brokers fees to be paid in perpetuity incurred in connection with assets acquired by TSI in June 2004. As discussed in Note 2, in September 2007 AMCON and TSI were released of this obligation in connection with the terms of the litigation settlement.

(m) Debt Issuance Costs:
The costs related to the issuance of debt are capitalized in other assets and amortized on an effective interest method to interest expense over the terms of the related debt agreements.

(n) Revenue Recognition:
AMCON recognizes revenue in its wholesale distribution division when products are delivered to customers (which generally is the same day products are shipped) and in its retail health food business when products are sold to consumers. Sales are shown net of returns and discounts.

(o) Insurance:
The Company's workers' compensation, general liability and employee-related health care benefits are provided through high-deductible or self-insurance programs. As a result, the Company accrues for its workers' compensation and general liability based upon a claim reserve established with the assistance of a third-party administrator. The Company has issued a letter of credit in the amount of $1.0 million to its workers' compensation insurance carrier as part of its loss control program. The letter of credit was reduced to approximately $0.9 million subsequent to September 2007. The reserve for incurred, but not reported, employee health care benefits is based on one month of claims, calculated using the Company's historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

(p) Income Taxes:
Deferred income taxes are determined based on temporary differences between the financial reporting and tax basis of the Company's assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse.

(q) Comprehensive Income (Loss):
Comprehensive income (loss) includes net income or loss, plus changes in the valuation of interest rate swap contracts, which are treated as hedging instruments and charged or credited to shareholders' equity.

(r) Stock-Based Compensation:
Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan under which the Compensation Committee of the Board of Directors could grant incentive stock options and non-qualified stock options. On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004)
(SFAS 123R), Share Based Payment. The Company chose to apply the modified prospective transition method as permitted by SFAS 123R and therefore has not restated prior periods. Under the transition method, compensation cost associated with employee stock options has been recognized in the statement of operations for fiscal 2007 and fiscal 2006. This expense represents the amortization of unvested stock option awards granted prior to September 30, 2005, in addition to stock options granted the Company's Chief Executive Officer in April 2007. This expense has been reflected in the consolidated statement of operations under "selling, general and administrative expenses." Prior to the adoption of SFAS 123R, the Company accounted for these plans under APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion 25, no compensation cost associated with stock options was reflected in net income (loss) available to common shareholders, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss available to common shareholders had the Company applied the fair value recognition provisions of FASB Statement No. 123R, Accounting for Stock-Based Compensation, to stock-based employee compensation for fiscal 2005.

                                                     Restated/1/
                                                        2005
                                                    ------------
Loss available to common shareholders
------------------------------------------------
  Net loss available to common
   shareholders, as reported                        $(12,547,776)

  Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                          (53,108)
                                                    ------------
  Pro forma loss                                    $(12,600,884)
                                                    ============

Loss per share available to common shareholders
------------------------------------------------
  As reported: Basic                                $     (23.81)
               Diluted                              $     (23.81)

  Pro forma:   Basic                                $     (23.91)
               Diluted                              $     (23.91)

/1/ Restated for the retroactive application of the FIFO inventory valuation method.

(s) Per-share results:
Basic earnings or loss per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings or loss per share data are based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including stock options and conversion features of the Company's preferred stock issuances.

(t) Use of Estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(u) Recently Issued Accounting Standards:
During fiscal 2007, Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108") became effective for the Company. SAB 108 requires that registrants quantify errors using both a balance sheet approach and an income statement approach and then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB 108 did not have a material effect on the Company's financial position or results of operations.


The Company is currently evaluating the impact of implementing the following new accounting standards:

On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (the first fiscal quarter of 2008 for the Company).
We do not believe that the cumulative effect of adopting FIN 48 will have a material impact on the Company's Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective in fiscal 2008 for the Company.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company).

In March 2007, the FASB issued Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (fiscal 2009 for the Company).

2.  DISPOSITIONS

For the fiscal years 2007, 2006 and 2005, HNWC and TSI have been reflected in the Company's Consolidated Financial Statements as components of discontinued operations. The Beverage Group, Inc. ("TBG") is also included in discontinued operations for the fiscal year 2005 and the first two quarters of fiscal 2006. TBG was a component of the Company's former beverage segment, which was closed in March 2005. TBG's final wind-down was completed in April 2006 at which time its residual liabilities were classified to continuing operations.


Trinity Springs, Inc. (TSI)
---------------------------
During fiscal 2006, the Company discontinued the operations of TSI, which operated a water bottling facility in Idaho, due to recurring losses, a lack of capital resources to sustain operations, and litigation as discussed in
Note 14.

As described in Note 14, AMCON and TSI were parties to litigation with Crystal Paradise Holdings, Inc. ("CPH") regarding the April 24, 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), under which TSI acquired certain assets from CPH. On September 30, 2007, the Company signed a Mutual Release and Settlement Agreement (the "Settlement Agreement") with CPH related to this litigation. The Settlement Agreement calls for the mutual release and settlement of all outstanding and potential litigation and claims among and between AMCON, TSI, and CPH with respect to the Asset Purchase Agreement and the related acquisition.

The Settlement Agreement also restructured the Company's obligations arising from the Asset Purchase Agreement with CPH totaling approximately $6.5 million into a new $5.0 million note payable to CPH. The $5.0 million note payable is due at the end of five years plus accrued interest at 5.0%. Items restructured into the $5.0 million note payable included CPH's minority interest in TSI, water royalties payable to CPH, notes payable to CPH, and accrued interest payable to CPH. Additionally, the agreement provides CPH with an eleven month option to purchase TSI's assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. The TSI asset purchase option can be extended an additional seven months at CPH's election.

No monetary exchanges between the Company and CPH were required under the Settlement Agreement. The Company has recorded a $1.5 million pre-tax deferred gain in connection with the above settlement. This deferred gain has been classified as component of noncurrent liabilities of discontinued operations in the Company's Consolidated Balance Sheet. The deferred gain will be recognized upon the earlier of CPH's election to exercise its TSI asset purchase option or the expiration of the asset purchase option.

Hawaiian Natural Water Company, Inc. (HNWC)
-------------------------------------------
HNWC, which was headquartered in Pearl City, Hawaii, bottled, marketed and distributed Hawaiian natural artesian water, purified water and other limited production co-packaged products, in Hawaii, the mainland and foreign markets.

In November 2006, the Company sold all of the operating assets of HNWC for approximately $3.8 million in cash plus the buyer's assumption of all operating and capital leases. The significant operating assets consisted of accounts receivable, inventory, furniture and fixtures, intellectual property and all of its bottling equipment. In connection with the sale, the Company has recorded a $1.6 million pre-tax gain on disposal of discontinued operations. HNWC remained a fully operational subsidiary of the Company through November 19, 2006.



A summary of discontinued operations is as follows:

                                                    Year ended
                                                     September
                                     -----------------------------------------
                                                  Restated       Restated
                                         2007         2006/1/        2005/1/
                                     -----------   ------------   ------------
Sales                                $   862,852   $  8,635,869   $ 13,185,114
Impairment charges                             -              -     (8,852,406)
Operating loss                          (576,101)    (3,190,327)   (17,101,139)
Gain on disposal of discontinued
 operations, before income taxes       1,455,333              -              -
Income tax expense (benefit)             269,000     (1,134,000)    (5,446,000)
Earnings (loss) from
 discontinued operations                 234,551     (2,435,766)   (11,960,904)


/1/ Restated for the retroactive application of FIFO inventory valuation method. See Note 1 to the Consolidated Financial Statements.

The carrying amounts (net of allowances) of the major classes of assets and liabilities included in discontinued operations are as follows (in millions):

                                                                                Restated/1/
                                                          September             September
                                                             2007                  2006
                                                          ----------            ----------
Accounts receivable                                       $        -            $      0.7
Inventories                                                        -                   0.6
                                                          ----------            ----------
Total current assets of discontinued operations           $        -            $      1.3
                                                          ==========            ==========
Fixed assets - Total noncurrent assets of
 discontinued operations                                  $      2.1            $      3.8
                                                          ==========            ==========

Accounts payable                                          $      0.7            $      2.0
Accrued expenses                                                 0.5                   1.0
Accrued wages, salaries and bonuses                                -                   0.3
Current portion of long-term debt                                  -                   1.4
Current portion of long-term debt due related party              2.8                   2.8
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      4.0            $      7.5
                                                          ==========            ==========

Water royalty, in perpetuity /2/                          $        -            $      2.8
Deferred gain on CPH settlement                                  1.5                     -
Long-term debt, less current portion                             5.0                   2.3
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      6.5            $      5.1
                                                          ==========            ==========

/1/ Restated for the retroactive application of FIFO inventory valuation method.
    See Note 1 to the Consolidated Financial Statements.

/2/ This obligation payable to CPH was released in conjunction with the legal settlement previously discussed.



3.  CONVERTIBLE PREFERRED STOCK:

The Company has the following Convertible Preferred Stock outstanding as of September 2007:

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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group beneficially own approximately 60% of the outstanding common stock at September 2007. Mr. William Wright, AMCON's Chairman of the Board, beneficially owns 27% of the outstanding common stock without giving effect to shares owned by his adult children. There is an identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to seek optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright, the Company's Chairman, and a private equity firm (Draupnir, LLC) of which Mr. Hobbs, a director of the Company, is a member. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, AMCON's Chief Executive Officer and Vice Chairman, to AMCON's Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is a subsidiary of Draupnir, LLC (the owner of Series A). Mr. Hobbs is also a Member of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that the Series A, Series B or Series C Preferred Stock will become redeemable in the future.

4.    EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements and income (loss) from discontinued operations by the weighted average common shares outstanding for each period. Diluted earnings
(loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements (when anti-dilutive) and income (loss) from discontinued operations by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.
Stock options and potential common stock outstanding at fiscal 2007, 2006 and 2005 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 20,245, 128,330 and 198,620 with average exercise prices of $38.74, $30.17 and $29.13, respectively.

                                                               For Fiscal Years
                                                   -----------------------------------------
                                                                   Restated/1/   Restated/1/
                                                        2007          2006          2005
                                                   -----------------------------------------
                                                      Basic         Basic         Basic
                                                   -----------------------------------------
Weighted average number of shares outstanding           527,062       527,062        527,062
                                                   =========================================
Income (loss) from continuing operations           $  4,205,753  $  1,457,218   $   (292,232)

Deduct: preferred stock dividend requirements          (418,692)     (366,042)      (294,640)
                                                   -----------------------------------------
                                                   $  3,787,061  $  1,091,176   $   (586,872)
                                                   =========================================
Income (loss) from discontinued operations         $    234,551  $ (2,435,766)  $(11,960,904)
                                                   =========================================
Net income (loss) available to common shareholders $  4,021,612  $ (1,344,590)  $(12,547,776)
                                                   =========================================



                                                                   Restated/1/   Restated/1/
                                                        2007          2006          2005
                                                   -----------------------------------------
                                                       Basic         Basic         Basic
                                                   -----------------------------------------
Earnings (loss) per share from continuing
   operations                                      $       7.19  $       2.07   $      (1.11)
Earnings (loss) per share from discontinued
   operations                                              0.44         (4.62)        (22.70)
                                                   -----------------------------------------
Net earnings (loss) per share available to
   common shareholders                             $       7.63  $      (2.55)  $     (23.81)
                                                   =========================================

                                                       Diluted       Diluted       Diluted
                                                   -----------------------------------------
Weighted average common shares outstanding              527,062       527,062        527,062

Weighted average of net additional shares
   outstanding assuming dilutive options
   exercised and proceeds used to purchase
   treasury stock /2/                                   333,059       181,884              -
                                                   -----------------------------------------
Weighted average number of shares outstanding           860,121       708,946        527,062

                                                   =========================================
Income (loss) from continuing operations           $  4,205,753  $  1,457,218   $   (292,232)

Deduct: preferred stock dividend requirements /3/             -      (169,641)      (294,640)
                                                   -----------------------------------------
                                                   $  4,205,753  $  1,287,577   $   (586,872)
                                                   =========================================

Income (loss) from discontinued operations         $    234,551  $ (2,435,766)  $(11,960,904)
                                                   =========================================
Net income (loss) available to common shareholders $  4,440,304  $ (1,148,189)  $(12,547,776)
                                                   =========================================
Earnings (loss) per share from continuing
   operations                                      $       4.89  $       1.82   $      (1.11)
Earnings (loss) per share from discontinued
   operations                                              0.27         (3.44)        (22.70)
                                                   -----------------------------------------
Net earnings (loss) per share available to
   common shareholders                             $       5.16  $      (1.62)  $     (23.81)
                                                   =========================================


/1/ Restated for the retroactive application of the FIFO inventory valuation method.
    See Note 1 to the Consolidated Financial Statements.

/2/ Includes stock options plus Series A, B, and C Convertible Preferred Stock in fiscal 2007 and stock options plus Series B and C Convertible Preferred Stock in fiscal 2006.

/3/ Excludes preferred dividend payments for Series A, B, and C Convertible Preferred Stock in fiscal 2007 and Series B and C Convertible Preferred Stock in fiscal 2006, as these issues were dilutive and assumed to have been converted to common stock of the Company.





5.    OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) for fiscal 2006 and 2005 are as follows. There were no such reconciling items to net income or accumulated other comprehensive income (loss) balances for fiscal 2007.

                                                      2006        2005
                                                   ----------------------
Less reclassification adjustments
 for gains which were included in
 comprehensive income in prior periods:
    Realized net gains                             $        -   $  (2,638)

Interest rate swap valuation adjustment
 during the period:
    Unrealized gains (losses)                        (154,002)     71,018
    Related tax (expense) benefit                      52,708     (26,986)
                                                   ----------------------
Total other comprehensive income (loss)            $ (101,294)  $  41,394
                                                   ======================

The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

                                 Unrealized       Interest       Accumulated
                                  gains on        rate swap        Other
                                 securities        mark-to      Comprehensive
                                                   -market         Income
                                 -------------------------------------------
Balance, September 24, 2004      $   2,638        $  57,262       $   59,900
Current period change               (2,638)          44,032           41,394
                                 ---------        ---------       ----------
Balance, September 30, 2005              -          101,294          101,294
Current period change                    -         (101,294)        (101,294)
                                 ---------        ---------       ----------
Balance, September 30, 2006      $       -        $       -       $        -
                                 =========        =========       ==========

6.    PROPERTY AND EQUIPMENT, NET:

Property and equipment at fiscal year ends 2007 and 2006 consisted of the following:

                                             2007          2006
                                        ---------------------------
     Land                               $    648,818   $    648,818
     Buildings and improvements            9,048,798      9,048,798
     Warehouse equipment                   6,341,848      5,358,310
     Furniture, fixtures and
        leasehold improvements             7,119,859      7,107,293
     Vehicles                              1,434,548      1,554,553
     Capital equipment leases                 91,343      1,158,657
                                        ---------------------------
                                          24,685,214     24,876,429
    Less accumulated depreciation
        and amortization:
    Owned buildings and equipment        (13,461,822)   (11,512,799)
    Capital equipment leases                 (32,624)      (835,091)
                                        ---------------------------
                                        $ 11,190,768   $ 12,528,539
                                        ===========================

7.    GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at fiscal year ends 2007 and 2006 was as follows:

                                                     2007            2006
                                                ------------    ------------
     Wholesale                                  $  3,935,931    $  3,935,931
     Retail                                        1,912,877       1,912,877
                                                ------------    ------------
                                                $  5,848,808    $  5,848,808
                                                ============    ============

Other intangible assets at fiscal year ends 2007 and 2006 consisted of the following:

                                                     2007           2006
                                                ------------    ------------
     Trademarks and tradenames                  $  3,373,269    $  3,373,269
     Favorable leases (less accumulated
      amortization of $459,199 and $419,466)          26,801          66,534
                                                ------------    ------------
                                                $  3,400,070    $  3,439,803
                                                ============    ============

The Company performs its annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year, with the assistance of an independent valuation specialist. This annual review identified no impairments in fiscal 2007 or fiscal 2006.

After completing its fiscal 2005 impairment review, however, the Company concluded that a portion of the tradenames and goodwill at our retail and former beverage segment were impaired. These impairments were the result of projected shortfalls in operating cash flows necessary to support the reporting units carrying value. The fair values of the reporting units were estimated with the assistance of an independent valuation specialist using the expected present value of the discounted future cash flows and consideration of the net recoverable values.

The impairment charges for our Retail segment are recorded in the Company's statement of operations as a component of income (loss) from continuing operations. The impairment charges for TSI and HNWC have been included in the statement of operations as a component of loss from discontinued operations.



A summary of the impairment charges for fiscal 2005 by entity are as follows (in millions):

                          Continuing        Discontinued       Total
                          Operations         Operations/1/
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
                              =====        =====      =====    =====

/1/ See Note 2 to the Consolidated Financial Statements, regarding the classification of TSI and HNWC at September 2007.


The five year estimated amortization expense for intangible assets held at September 2007 is as follows:

                                Fiscal      Fiscal     Fiscal     Fiscal      Fiscal
                                 2008        2009       2010       2011        2012
                               ---------   ---------   --------   --------   --------
Favorable leases               $  27,000   $       -   $      -   $      -   $      -
                               =========   =========   ========   ========   ========

8.    OTHER ASSETS:

Other assets at fiscal year ends 2007 and 2006 consisted of the following:

                                                   2007         2006
                                              -------------------------
    Cash surrender value of life
     insurance policies                       $  806,633     $  801,238
    Debt issuance costs                           98,044         97,880
    Other                                        188,473        348,346
                                              -------------------------
                                              $1,093,150     $1,247,464
                                              =========================

Debt issuance costs represent fees incurred to obtain the Company's revolving credit facility and real estate loans, and are being amortized over the terms of the respective loan agreements. Amortization expense related to these debt issuance costs were $219,273, $385,487, and $410,764 for the fiscal years ended 2007, 2006 and 2005, respectively.



9.    DEBT:

The Company primarily finances it operations through a credit facility agreement with LaSalle Bank (the "Facility") and long-term debt agreements with banks.

CREDIT FACILITY
---------------

The Facility consisted of the following at fiscal 2007 and 2006:

                                                                2007           2006
                                                            ---------------------------
Revolving portion of the Facility, interest payable
 at the bank's prime rate (7.75% at fiscal 2007),
 principal due April 2009                                   $37,936,847     $46,502,896

Term Note A, payable in monthly installments of $16,333
 plus interest at the bank's base rate (7.75% at fiscal
 2007), remaining principal due April 2009                      567,333         770,533

Term Note B, payable in monthly installments of $100,000
 plus interest at the bank's base rate plus 2%
 (9.75% at fiscal 2007) through March 2008                      350,000       1,550,000
                                                            ---------------------------
                                                             38,854,180      48,823,429
Less current maturities                                       3,046,000       3,896,000
                                                            ---------------------------
                                                            $35,808,180     $44,927,429
                                                            ===========================

The significant terms of the Facility at September 2007 include:

   - A $55.0 million revolving credit limit, plus the outstanding balances on two term notes ("Term Note A" and "Term Note B") which totaled approximately $0.9 million at September 2007 for a total credit facility limit of $55.9 million at September 2007.

   - Bears interest at the bank's prime interest rate, except for Term Note B which bears interest at the bank's prime rate plus 2%.

   - Lending limits subject to accounts receivable and inventory limitations, an unused commitment fee equal to 0.25% per annum on the difference between the maximum loan limit and average monthly borrowings.

   - Collateral including all of the Company's equipment, intangibles, inventories, and accounts receivable.

   - A prepayment penalty of one percent (1%) of the prepayment loan limit of $55.0 million if prepayment occurs on or before April 30, 2008.

   - Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. Beginning with the fiscal quarter ended September 2007, the Company must maintain a minimum debt service ratio of 1.0 to 1.0, as measured by the twelve month period then ended.

The cumulative minimum EBITDA requirements are as follows:

(a) $1,000,000 for the three months ending December 31, 2007 and December 31, 2008 and;
(b) $2,000,000 for the six months ending March 31, 2008, and March 31, 2009 and;
(c) $4,500,000 for the nine months ending June 30, 2008 and;
(d) $7,000,000 for the twelve months ending September 30, 2007 and September 30, 2008.

The Company was in compliance with the required debt service and minimum EBITDA covenants at September 30, 2007.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Note B, which resulted in the guaranteed principal outstanding being reduced to approximately $5.4 million as of September 2007. AMCON pays the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's, Akin's, HNWC and TSI.

The Company's Chairman has also personally guaranteed a note payable issued in conjunction with the Television Events and Marketing, Inc. ("TEAM") litigation settlement as discussed in Note 14. The Company pays the Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. The amount guaranteed in connection with this settlement at September 2007 was approximately $0.7 million.

LONG-TERM DEBT:
---------------
In addition to the Facility, the Company also has the following long-term obligations at fiscal 2007 and fiscal 2006:

                                                                2007           2006
                                                            ---------------------------
Continuing operations
---------------------
Note payable to a bank ("Real Estate Loan"),
 interest payable at a fixed rate of 8.0% with
 monthly installments of principal and interest
 of $58,303 per month through April 2009 with
 remaining principal due April 2009, collateralized
 by two owned distribution facilities                       $5,786,352       $6,005,175

Note payable to a bank, interest payable monthly at a
 fixed rate of 6.33% plus monthly principal payments of
 $4,100 through December 2009 at which time the remaining
 principal is due, collateralized by the Rapid City
 building and equipment                                        869,200          918,400

Note payable to a bank, interest payable monthly at a
 fixed rate of 6.33% plus monthly principal payments of
 $8,000 through July 2009 collateralized by the Rapid City
 building and equipment                                        167,429          263,429

Obligations under capital leases, payable in monthly
 installments with interest rates from 4.91% to 8.25%
 through July 2010                                             108,273          184,811


                                          70


                                                                2007           2006
                                                            ---------------------------
Notes payable, interest payable at a fixed rate between
 8.0% - 9.5% with monthly installments of principal and
 interest of $2,226 - $2,677 per month through July 2011
 collateralized by delivery vehicles                           180,805          221,672

Note payable, interest payable discounted at a rate of
 8.25% with quarterly installments of principal and
 interest of $31,250 - $46,875, beginning January 2008
 through October 2011                                          579,418                -
                                                            ---------------------------
                                                             7,691,477        7,593,487
Less current maturities - continuing operations                568,024          524,130
                                                            ---------------------------
                                                            $7,123,453       $7,069,357
                                                            ===========================
Discontinued operations
-----------------------

Note payable, fixed rate of 5% compounded annually,
 principal and interest due September 2012,
 collateralized by substantially all of the assets
 of TSI/1/                                                   5,000,000                -

Revolving credit facility due to a related party, principal
 and interest due December 2005, bearing interest at 8%
 per annum, collateralized by a second mortgage on an
 equal basis with the Company's existing second mortgage
 on TSI's real property                                      1,000,000        1,000,000

Notes due to related parties, principal and interest
 due December 2005, interest at 7%                           1,000,000        1,000,000

Notes due to related party, principal and interest
 due December 2005, bearing interest at 300 basis
 points above the yield on 10-year treasury notes
 (7.52% at September 2007)                                     750,000          750,000

Note payable, interest payable at a fixed rate of 5%
 with monthly installments of principal and interest of
 $30,000 per month.  Collateralized by substantially
 all of the assets of TSI /2/                                        -        2,488,700

Note payable, interest payable quarterly at a fixed rate
 of 5% with interest due quarterly. Collateralized by
 substantially all of the assets of TSI /2/                          -          500,000

Note payable, interest payable at a fixed rate of 5% with
 annual installments of principal and interest of $49,655.
 Collateralized by a warehouse owned by TSI/3/                       -           92,328

Note payable, interest payable at a fixed rate of 5%, due
 currently with accrued interest                                     -           14,042

Obligations under capital leases, payable in monthly
 installments with a fixed rate of 5.55%                             -          265,287

Note payable, interest payable at a fixed rate of 10.0%
 with weekly installments of principal and interest of
 $3,000 per week.                                                    -          329,763
                                                            ---------------------------
                                                             7,750,000        6,440,120
Less current maturities - discontinued operations            2,750,000        4,159,890
                                                            ---------------------------
                                                            $5,000,000       $2,280,230
                                                            ===========================

/1/ Note payable was issued during fiscal 2007 in conjunction with CPH litigation settlement as discussed in Note 2.

/2/ The Company was released from this debt obligation in September 2007 in conjunction with the CPH litigation settlement discussed in Note 14.

/3/ Note was paid off during the year in conjunction with the sale of TSI's warehouse.



Long-term obligations, excluding obligations under the Facility and related party debt, have contractual maturities as follows:

     Fiscal Year Ending
     ------------------
     2008                                                   $    568,024
     2009                                                      5,912,836
     2010                                                      1,013,947
     2011                                                        166,056
     2012                                                      5,030,614
     Thereafter                                                        -
                                                            ------------
                                                            $ 12,691,477
                                                            ============

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on discounted cash flows using current market rates for similar agreements, the fair value of the Company's long-term debt obligations approximated carrying value at September 2007.

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

Capital leases
--------------
The Company has several capital leases for office and warehouse equipment. As of September 2007, the outstanding balances on the capital leases totaled approximately $0.1 million.

OTHER
-----
AMCON has issued a letter of credit in the amount of approximately $1.0 million to its workers' compensation insurance carrier as part of its self-insured loss control program. The letter of credit was reduced to approximately $0.9 million subsequent to September 2007.



10.    OTHER INCOME, NET:

Other income, net consisted of the following for fiscal 2007, 2006 and 2005:

                                        2007          2006        2005
                                 -----------------------------------------
Interest income                  $    (56,020)   $   (51,865)  $   (45,831)
Rent income                                 -         (3,503)       (4,289)
Royalty                               (66,732)       (72,771)      (15,211)
Other                                 (71,856)        (9,102)      (14,774)
                                 -----------------------------------------
                                 $   (194,608)   $  (137,241)  $   (80,105)
                                 =========================================
11.    INCOME TAXES:

Components of income tax expense (benefit) from continuing operations for fiscal 2007, 2006, and 2005 consisted of the following:

                                              Restated/1/   Restated/1/
                                      2007          2006          2005
                                 -----------------------------------------
Current:
   Federal                       $    170,344    $         -   $ 1,443,115
   State                              171,202        121,792       158,232
                                 -----------------------------------------
                                      341,546        121,792     1,601,347
                                 -----------------------------------------
Deferred:
   Federal                          2,060,146        708,198    (1,709,836)
   State                              224,308       (315,990)      202,489
                                 -----------------------------------------
                                    2,284,454        392,208    (1,507,347)
                                 -----------------------------------------
Income tax expense (benefit)     $  2,626,000    $   514,000   $    94,000
                                 =========================================




The difference between the Company's income tax expense (benefit) in the accompanying financial statements and that which would be calculated using the statutory income tax rate of 34% on income (loss) before taxes is as follows for fiscal 2007, 2006 and 2005:

                                   Restated      Restated/1/   Restated/1/
                                      2007          2006          2005
                                 -----------------------------------------
Tax at statutory rate            $  2,322,795    $   670,214   $  (100,413)
Amortization of goodwill and
  other intangibles                    (5,302)        (5,302)       (4,777)
Nondeductible business expenses        34,286         34,675        12,224
Minority interest in subsidiary             -              -       (53,074)
State income taxes, net of
  federal tax benefit                 112,993         83,206       398,735
Valuation allowance, state net
  operating losses                    (37,428)             -        52,297
State net operating loss                    -       (257,965)            -
Other                                 198,656        (10,828)     (210,992)
                                 -----------------------------------------
                                 $  2,626,000    $   514,000   $    94,000
                                 =========================================

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to the net deferred tax asset at fiscal year ends 2007 and 2006 relate to the following:

                                                                Restated/1/
                                                     2007          2006
                                               ---------------------------
Deferred tax assets:
   Current:
     Allowance for doubtful accounts           $    207,644   $    492,796
     Accrued expenses                               756,854        526,685
     Inventory                                      272,234        383,556
     AMT credit carry forwards                      405,105        285,333
     Other                                           65,054         75,272
                                               ---------------------------
                                                  1,706,891      1,763,642
  Noncurrent:
     Fixed assets                              $    766,457   $  1,842,605
     Intangible assets                            1,571,628      2,167,630
     Net operating loss carry
       forwards - federal                         1,781,297      3,276,583
     Net operating loss carry
       forwards - state                             944,887      1,147,545
     Other                                           27,173         88,815
                                               ---------------------------
                                                  5,091,442      8,523,178
                                               ---------------------------
        Total deferred tax assets                 6,798,333     10,286,820
  Valuation allowance                            (1,102,157)    (1,139,585)
                                               ---------------------------
        Net deferred tax assets                $  5,696,176   $  9,147,235
                                               ===========================


                                                                Restated/1/
                                                     2007          2006
                                               ---------------------------
Deferred tax liabilities:
   Current:
     Trade discounts                           $    260,502   $    251,992
                                               ---------------------------
                                                    260,502        251,992
   Noncurrent:
     Fixed assets                                   696,522      1,629,454
     Goodwill                                       524,720        430,096
                                               ---------------------------
                                                  1,221,242      2,059,550
                                               ---------------------------
        Total deferred tax liabilities         $  1,481,744   $  2,311,542
                                               ===========================
Net deferred tax assets (liabilities):
   Current                                     $  1,446,389   $  1,511,650
   Noncurrent                                     2,768,043      5,324,043
                                               ---------------------------
                                               $  4,214,432   $  6,835,693
                                               ===========================

/1/ Restated for the retroactive application of the FIFO inventory valuation method. See Note 1 to the Consolidated Financial Statements.

During fiscal 2006, the Company recorded a valuation allowance of $0.5 million against deferred tax assets, primarily related to state net operating losses at TSI and HNWC, which more likely than not will not be realized. No such valuation allowance was recorded in fiscal 2007.

The Company's deferred tax asset at fiscal 2007 related to federal net operating loss carryforwards was $1.8 million, including the net operating losses of TSI and HNWC. Of the total net operating loss carryforwards $1.1 million expires in 2026. The remaining $0.7 million was acquired in connection with the acquisition of HNWC in fiscal 2002. The utilization of HNWC's deferred tax asset related to the net operating loss of $0.7 million is limited (by Internal Revenue Code Section 382) to approximately $0.1 million per year through 2022.

12.    PROFIT SHARING PLAN:

AMCON maintains a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company contributed $0.5 million, $0.6 million and $0.6 million (net of employee forfeitures) to the profit sharing plans in fiscal 2007, 2006, and 2005, respectively.


13.    RELATED PARTY TRANSACTIONS:

In each of the fiscal years 2007, 2006, and 2005, the Company was charged $72,000 by AMCON Corporation, the former parent of the Company, as consideration for office rent and management services. These charges have been included as a component of selling, general and administrative expenses.

The Company's Chairman has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Note B, which resulted in the guaranteed principal outstanding being reduced to approximately $5.4 million as of September 2007. AMCON pays the Company's Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's, Akin's, HNWC and TSI.

The Company's Chairman has also personally guaranteed a note payable issued in conjunction with the Television Events and Marketing, Inc. ("TEAM") litigation settlement as discussed in Note 14. The Company pays the Chairman an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. The amount guaranteed in connection with this settlement at September 2007 was approximately $0.7 million.

14.    COMMITMENTS AND CONTINGENCIES:

Future Lease Obligations
------------------------
The Company leases certain office and warehouse equipment under capital leases. The carrying value of these assets was approximately $0.1 million and $0.3 million at fiscal 2007 and fiscal 2006, respectively, net of accumulated amortization of $0.04 million and $0.8 million, respectively.
The Company also leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases during fiscal 2007, 2006, and 2005 totaled approximately $4.2 million, $5.0 million and $5.1 million, respectively.

At September 2007 the minimum future lease commitments for continuing and discontinued operations were as follows:
                                                  Capital       Operating
     Fiscal Year Ending                            Leases         Leases
     ------------------                         --------------------------
     2008                                       $    46,464   $  3,349,263
     2009                                            46,464      3,105,844
     2010                                            25,652      2,953,749
     2011                                                 -      2,600,211
     2012                                                 -      2,099,733
     Thereafter                                           -      4,060,656
                                                --------------------------
     Total minimum lease payments               $   118,580   $ 18,169,456
                                                              ============
     Less amount representing interest               10,307
                                                -----------
     Present value of net minimum
       lease payments                           $   108,273
                                                ===========


Liability Insurance
-------------------
The Company carries property, general liability, vehicle liability, directors and officers liability and workers' compensation, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies.

The Company's insurance programs for workers' compensation, general liability and employee related health care benefits are provided through high deductible or self-insured programs. Claims in excess of self-insurance levels are fully insured. Accruals are based on claims filed and estimates of claims incurred but not reported.

The Company's liabilities for unpaid and incurred, but not reported claims, for workers' compensation and health insurance at fiscal 2007 and 2006 was $1.4 million and $1.1 million, respectively, and are included in other current liabilities in the accompanying consolidated balance sheets. While the ultimate amount of claims incurred are dependent on future developments, in the Company's opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

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

CPH filed a separate lawsuit in the Fourth Judicial District of the State of Idaho (the "Court") against AMCON and TSI and other defendants relating to the transfer of the assets of CPH to TSI and TSI's operation of the business thereafter. In this lawsuit, CPH asserted claims of foreclosure; breach of the asset purchase agreement, promissory notes and water royalty obligations; quantum meruit; unjust enrichment; and collection and enforcement of its security interest.

That litigation has now been settled and the Parties are obligated under the Mutual Release and Settlement Agreement to file any and all papers with the Court that are required to dismiss the lawsuit with prejudice.


In exchange for (i) a full and complete release from CPH, (ii) cancellation of the promissory notes issued in connection with the original acquisition, (iii) termination of the Asset Purchase Agreement and water royalty contained therein, and (iv) relinquishment of the TSI stock owned by CPH, (a) TSI issued a promissory note in the amount of $5,000,000 to CPH, with interest accruing at 5% and secured by the assets currently held by TSI (the "New Note"), (b) AMCON amended and restated the existing Guaranty and Suretyship Agreement to substitute the New Note for the cancelled notes, and (c) TSI granted CPH an eleven-month option to purchase the assets of TSI. If CPH elects to exercise its purchase option, then CPH will cancel the New Note, including the obligation to pay any accrued interest. The purchase option may be extended for an additional seven months upon the discharge of all accrued interest during the initial option period.

Television Events and Marketing, Inc. vs. AMCON Distributing Company
--------------------------------------------------------------------
On July 31, 2007, the Company and its subsidiary, The Beverage Group, Inc. ("TBG") settled its outstanding litigation with Television Events & Marketing, Inc. ("TEAM"). This action, entitled Television Events & Marketing, Inc. vs. AMCON Distributing Co., The Beverage Group, Inc., The Beverage Group aka AMCON Beverage Group, AMCON Corporation and William F. Wright, Civil No. CV 05-00259 ACK KSC, was filed in the First Circuit Court of the State of Hawaii in Honolulu, Hawaii on March 8, 2005 and was moved on April 12, 2005 to the United States District Court for the District of Hawaii.

This action concerned the alleged breach of two trademark licensing agreements between TEAM and the Company's subsidiary, TBG and purportedly, the other named defendants. On December 21, 2005, the Plaintiffs filed a Second Amended Complaint. This Second Amended Complaint sought (i) an unstated amount of damages for an alleged breach of those agreements and alleged misrepresentation; (ii) interest and reasonable attorney's fees and costs; and
(iii) such other relief as the Court deemed just and proper.

The Company, together with its named subsidiary successfully obtained dismissal of certain legal theories by motions for summary judgment. The Company and its subsidiary also filed a Counterclaim in the action on July 5, 2006 against TEAM, TEAM's President and Archie Thornton alleging: (1) Thornton was an undisclosed dual agent and breached his fiduciary duty to TBG; (2) TEAM tortuously assisted Thornton in breaching his fiduciary duty; (3) unjust enrichment/restitution; (4) TEAM breached its duty of good faith and fair dealing; (5) TEAM and Thornton's failure to disclose Thornton's agency relationship with TEAM constituted fraud and misrepresentation; and (6) punitive damages.

As part of the settlement, AMCON paid TEAM $187,500 in August 2007 and became obligated to pay $187,500 in four equal quarterly installments of $46,875 beginning in January 2008 through October 2010 and $125,000 in four equal quarterly installments of $31,250 beginning in January 2011 through October 2011. The Company's Chairman has personally and unconditionally guaranteed the payment obligation of $687,500 as of September 30, 2007. AMCON has received certain promotion sponsorships as part of the settlement.


American Stock Exchange Compliance Plan
--------------------------------------------------------------------------
In fiscal 2007, the Company was notified by the American Stock Exchange (AMEX) that it was not in compliance with Section 1003(a)(ii) of the AMEX Company Guide regarding shareholders' equity of less than $4,000,000, and losses from continuing operations and/or net losses in three of its four most recent fiscal years. In order to maintain its AMEX listing, the Company submitted a comprehensive plan outlining steps to regain compliance with the AMEX's continued listing standards by March 11, 2008. As of September 30, 2007, the Company's shareholders' equity of $5.5 million exceeded the threshold set forth by Section 1003(a)(ii) of the AMEX Company Guide. After maintaining the required shareholders' equity for two successive quarters, the Company will have completed its comprehensive plan previously submitted to the AMEX.

15.    STOCK OPTION PLAN:

Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan ("the Stock Option Plan") which provided the Compensation Committee of the Board of Directors authorization to grant incentive stock options and non-qualified stock options, pursuant to the Stock Option Plan, of up to 550,000 shares. No shares have been issued under the Stock Option Plan since the end of fiscal 2003 and there was no unamortized compensation expense related to the Plan at September 2007.

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

On December 11, 2006, prior to the approval of the Omnibus Plan referred to below, the Compensation Committee of the Board of Directors awarded Christopher Atayan, Chief Executive Officer ("CEO"), Vice Chairman and a Director of the Company, a non-qualified option to purchase 25,000 shares of the Company's common stock, subject to shareholder approval. On April 17, 2007, the Company's shareholders approved the stock option grant, which vests in three equal installments over a three year period and has an exercise price of $18.00 per share, the December 11, 2006 closing price of the Company's common stock on the American Stock Exchange.

The Company has estimated that the fair value of the non-qualified stock option award to Mr. Atayan was approximately $347,000 using the Black-Scholes option pricing model. This cost will be amortized to compensation expense over a three year service period. The following assumptions were used in connection with the Black-Scholes option pricing calculation:



                                Stock Option Pricing Assumptions
                             --------------------------------
                                     Fiscal 2007 Awards
                                     ------------------
      Risk-free interest rate              4.69%
      Dividend yield                       1.65%
      Expected volatility                    46%
      Expected life in years                  7
      Forfeiture rate                         0%


On April 17, 2007, the Board of Directors of the Company approved an equity incentive plan, the 2007 Omnibus Incentive Plan ("the Omnibus Plan"), to encourage employees of the Company and subsidiaries to acquire a proprietary and vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company's common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares and dividend share awards payable in the form of common stock or cash. As of September 2007, no awards have been granted under the Omnibus Plan.

Net income (loss) before incomes taxes for fiscal 2007 and 2006 included share-based compensation expense of approximately $71,000 and $60,000, respectively. At September 2007, there were 26,118 stock options fully vested and exercisable under the Stock Option Plan and no unamortized compensation expense. Total unamortized compensation expense related to the April 2007 stock option award to the Company's CEO totaled approximately $290,000 at September 2007.

Options issued and outstanding to management employees pursuant to the Stock Option Plan and April 2007 stock option award to the Company's CEO are summarized below:

                                         Number of       Number       Aggregate
        Date         Exercise Price      Options      Exercisable  Intrinsic Value
                                        Outstanding                 September 2007
     -------------------------------------------------------------------------------
     Fiscal  1998       $ 15.68             7,630         7,630        $ 90,187
     Fiscal  1999   $ 45.68 - $ 51.14       6,683         6,683               -
     Fiscal  2000       $ 34.50             3,165         3,165               -
     Fiscal  2003       $ 28.80             3,212         2,570               -
     Fiscal  2007       $ 18.00            25,000             -         237,500
                                           ------        ------        --------
                                           45,690        20,048        $327,687
                                           ======        ======        ========

At September 2007, there were 8,188 options fully vested and exercisable issued to outside directors, outside of the Stock Option Plan, as summarized as follows:

                                         Number of       Number       Aggregate
         Date         Exercise Price      Options      Exercisable  Intrinsic Value
                                        Outstanding                 September 2007
     ------------------------------------------------------------------------------
     Fiscal  1998       $ 15.68             1,834         1,834        $ 21,678
     Fiscal  1999   $ 36.82 - $ 49.09       2,568         2,568               -
     Fiscal  2002       $ 26.94               834           834             467
     Fiscal  2003       $ 28.26               834           834               -
                                           ------        ------        --------
                                            6,070         6,070        $ 22,145
                                           ======        ======        ========

The stock options have varying vesting schedules ranging up to five years and expire ten years after the date of grant.

The following is a summary of stock option activity during fiscal 2007.

                                        September 2007
                                      -----------------
                                               Weighted
                                       Number  Average
                                         of    Exercise
                                       Shares   Price
                                      -----------------
Outstanding at beginning of period      31,253   $30.62
   Granted                              25,000   $18.00
   Exercised                            (2,375)  $19.66
   Forfeited/Expired                    (2,118)  $35.79
                                      -----------------
Outstanding at end of period            51,760   $24.81
                                      =================

Options exercisable at end of period    26,118
                                      ========

The following summarizes all stock options outstanding at September 2007:

                                                                                     Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1998 Options     $15.68         9,464        0.1 years          $15.68           9,464         $15.68
1999 Options  $36.82-$51.14     9,251        1.6 years          $47.39           9,251         $47.39
2000 Options     $34.50         3,165        2.7 years          $34.50           3,165         $34.50
2002 Options     $26.94           834        4.9 years          $26.94             834         $26.94
2003 Options  $28.26-$28.80     4,046        5.2 years          $28.69           3,404         $28.67
2007 Options     $18.00        25,000        9.5 years          $18.00               -              -
                               ------                           ------          ------         ------
                               51,760                           $24.81          26,118         $31.25
                               ======                           ======          ======         ======


16.  DERIVATIVE INSTRUMENTS:

The Company borrows money at variable interest rates which exposes it to risk that interest expense will increase if the benchmark interest rate used to set the variable rates increases. In order to reduce its exposure to this risk, the Company may use derivative instruments (i.e. interest rate swaps agreements) pursuant to established Company policies. At September 2005, the Company had an interest rate swap agreement outstanding with a notional amount of $10.0 million, with related borrowings on the Facility. The Company had no derivative instruments outstanding at September 2007 or 2006.

The interest rate swap was used to effectively convert portions of the Company's floating rate debt to fixed rate debt. The interest rate swap agreement outstanding at September 2005 was accounted for as cash flow hedge, with the associated gain deferred in accumulated other comprehensive income, as the hedge was considered to be effective. Any ineffectiveness associated with the Company's interest rate swaps is immediately recognized in earnings within interest expense.

17.  BUSINESS SEGMENTS:

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores' operations are aggregated to comprise the retail segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes. The table below has been restated to reflect the change in accounting principle as discussed in Note 1.

                                   Wholesale
                                  Distribution         Retail           Other/1/         Consolidated
                                ---------------------------------------------------------------------
FISCAL YEAR ENDED 2007:
External revenues:
  Cigarettes                    $ 607,831,882       $          -     $          -       $ 607,831,882
  Health food                               -         37,880,246                -          37,880,246
  Confectionery                    57,515,227                  -                -          57,515,227
  Tobacco, beverage & other       150,339,157                  -                -         150,339,157
                                ---------------------------------------------------------------------
    Total external revenues       815,686,266         37,880,246                -         853,566,512

Depreciation                        1,256,223            535,265              419           1,791,907
Amortization                                -             39,733                -              39,733
Operating income (loss)            12,864,294          3,130,394       (4,541,219)         11,453,469
Interest expense                    1,017,846          1,506,402        2,292,076           4,816,324
Income (loss) from continuing
 operations before taxes           11,886,864          1,671,275       (6,726,386)          6,831,753
Total assets                       73,617,793         11,857,395        6,588,397          92,063,585
Capital expenditures                  300,897            213,380                -             514,277





                                   Wholesale
                                  Distribution         Retail           Other/1/         Consolidated
                                ---------------------------------------------------------------------
FISCAL YEAR ENDED 2006:
External revenues:
  Cigarettes                    $ 605,798,030       $          -     $          -       $ 605,798,030
  Health food                               -         36,848,392                -          36,848,392
  Confectionery                    55,427,905                  -                -          55,427,905
  Tobacco, beverage & other       141,465,453                  -                -         141,465,453
                                ---------------------------------------------------------------------
    Total external revenues       802,691,388         36,848,392                -         839,539,780

Depreciation                        1,287,994            609,172                -           1,897,166
Amortization                                -             39,731                -              39,731
Operating income (loss)             8,208,936          2,378,155       (3,895,102)          6,691,989
Interest expense                    1,700,935          1,611,619        1,545,458           4,858,012
Income (loss) from continuing
 operations before taxes            6,607,833            803,920       (5,440,535)          1,971,218
Total assets                       70,976,007         12,661,013       14,380,835          98,017,855
Capital expenditures                  803,179            177,331                -             980,510

FISCAL YEAR ENDED 2005 (53 weeks):
External revenues:
  Cigarettes                    $ 607,263,715       $          -     $          -       $ 607,263,715
  Health food                               -         34,617,325                -          34,617,325
  Confectionery                    56,057,063                  -                -          56,057,063
  Tobacco, beverage & other       136,725,439                  -         (112,094)        136,613,345
                                ---------------------------------------------------------------------
    Total external revenues       800,046,217         34,617,325         (112,094)        834,551,448

Depreciation                        1,255,200            784,353                -           2,039,553
Amortization                           57,752             58,678                -             116,430
Operating income (loss)            10,337,861         (3,389,055)      (3,112,558)          3,836,248
Interest expense                    1,042,685          1,580,033        1,588,967           4,211,685
Income (loss) from continuing
 operations before taxes            9,336,613         (4,930,418)      (4,701,527)           (295,332)
Total assets                       71,821,207         13,524,609       12,981,533          98,327,349
Capital expenditures                2,349,690            115,004                -           2,464,694

/1/ Includes interest expense previously allocated to HNWC and TSI, intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations.

18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth selected financial information for each of the eight quarters in the two fiscal years ended September 30, 2007 and September 30, 2006. This information has been prepared by the Company on the same basis as the Consolidated Financial Statements and includes all normal and recurring adjustments necessary to present fairly this information when read in conjunction with the Company's audited Consolidated Financial Statements and Notes thereto included in this Annual Report.

The Company's quarterly earnings or loss per share are based on weighted average shares outstanding for the quarter, therefore, the sum of the quarters may not equal the full year earnings or loss per share amount.


                               (Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------
Fiscal Year 2007                                First/1/   Second/1/  Third/1/    Fourth
------------------------------------------------------------------------------------------
Sales......................................  $   209,366  $ 201,177  $ 220,072   $ 222,952

Gross profit ..............................       15,094     15,248     17,045      16,862

Income from continuing operations            ---------------------------------------------
  before income taxes .....................          994        540      2,548       2,750

Income from continuing operations..........          611        332      1,553       1,710

Gain (loss) on disposal of discontinued
  operations, net of income tax expense
  (benefit)                                          895        (67)         -           -

Loss from discontinued operations..........         (258)      (124)      (132)        (80)
                                             ---------------------------------------------
Net income.................................        1,248        141      1,421       1,630

Preferred stock dividend requirements......         (105)      (103)      (104)       (106)

Net income available to common               ---------------------------------------------
 shareholders .............................  $     1,143  $      38  $   1,317   $   1,524
                                             =============================================
Basic earnings (loss) per share available
 to common shareholders:
  Continuing operations ...................  $      0.96  $    0.43  $   2.75    $    3.04
  Discontinued operations .................         1.21      (0.36)    (0.25)       (0.15)
                                             ---------------------------------------------
  Net basic earnings per share available
   to common shareholders .................  $      2.17  $    0.07  $   2.50    $    2.89
                                             =============================================
Diluted earnings (loss) per share available
 to common shareholders:
  Continuing operations ...................  $      0.71  $    0.37  $   1.80    $    1.99
  Discontinued operations .................         0.75      (0.27)    (0.15)       (0.09)
                                             ---------------------------------------------
  Net diluted earnings (loss) per share
   available to common shareholders          $      1.46  $    0.10  $   1.65    $    1.90
                                             =============================================

/1/ Restated for the retroactive application of the FIFO inventory valuation method.
    See Note 1 to the Consolidated Financial Statements.



                                (Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------
Fiscal Year 2006 (As Restated - see Note 1)    First      Second       Third      Fourth
------------------------------------------------------------------------------------------
Sales......................................  $ 198,217   $ 195,804   $ 222,190   $ 223,329

Gross profit ..............................     14,109      14,655      15,616      15,970
                                             ---------------------------------------------
(Loss) income from continuing operations
  before income taxes .....................       (157)        510       1,120         498

(Loss) income from continuing operations...       (109)        299         681         586

Loss from discontinued operations..........     (1,003)       (827)       (344)       (262)
                                             ---------------------------------------------
Net (loss) income..........................     (1,112)       (528)        337         324

Preferred stock dividend requirements......        (75)        (81)       (104)       (106)

Net (loss) income available to common        ---------------------------------------------
 shareholders..............................  $  (1,187)  $    (609)  $     233   $     218
                                             =============================================
Basic (loss) earnings per share available
 to common shareholders:
  Continuing operations ...................  $   (0.35)  $    0.41   $    1.09   $    0.91
  Discontinued operations .................      (1.90)      (1.57)      (0.65)      (0.50)
                                             ---------------------------------------------
  Net basic (loss) earnings per share
   available to common shareholders......... $   (2.25)  $   (1.16)  $    0.44   $    0.41
                                             =============================================
Diluted (loss) earnings per share available
 to common shareholders:
  Continuing operations ...................  $   (0.35)  $    0.39   $    0.80   $    0.69
  Discontinued operations .................      (1.90)      (1.42)      (0.41)      (0.31)
                                             ---------------------------------------------
  Net diluted (loss) earnings per share
   available to common shareholders........  $   (2.25)  $   (1.03)  $    0.39   $    0.38
                                             =============================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to ensure that information required to be disclosed in the Company's reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Exchange Act rules and forms of the SEC. Such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.


The Company carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (1) accumulated and communicated to management, including the Company's CEO and CFO, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

ITEM 9B.  OTHER INFORMATION
None.

                               PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant's Proxy Statement to be used in connection with the 2008 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the captions "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?", "Item 1: Election of Directors--Who are this year's nominees?", "Item 1: Election of Directors--What is the business experience of the nominees and of our continuing board members?", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Corporate Governance and Board Matters--Committees of the Board--Audit Committee", certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

The information appearing under the caption "Executive Officers of the Registrant" in Part I of this report also is incorporated herein by reference.

Our board of directors has adopted a code of ethical conduct that applies to our executive officers, including our principal executive officer and our principal financial officer. This code of ethical conduct is available without charge to any person who requests it by writing to our corporate secretary. It also is available on our internet website (www.amcon.com).
Any substantive amendment to, or waiver from, a provision of this code that applies to our principal executive officer or principal financial officer will be disclosed on our internet website.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant's Proxy Statement will contain under the captions "Executive Compensation and Related Matters", "Corporate Governance and Board Matters--Director Compensation" and "Corporate Governance and Board Matters--Compensation Committee Interlocks and Insider Participation", the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant's Proxy Statement will contain under the captions "Ownership of Our Common Stock by Our Directors and Executive Officers and Other Principal Stockholders" and "Compensation of Executive Officers - Equity Compensation Plan Information" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE

The Registrant's Proxy Statement will contain under the captions "Certain Relationships and Related Transactions", "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" and "Corporate Governance and Board Matters--Committees of the Board", the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant's Proxy Statement will contain under the caption "Independent Auditor Fees and Services", the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

                               PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits

    (1) Financial Statements

        The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, page 46.

    (2) Financial Statement Schedules
        Schedule II - Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements,
        Item 8, or notes thereto.

    (3) Exhibits

3.1 Restated Certificate of Incorporation of the Company, as amended May 11, 2004 (incorporated by reference to Exhibit 3.1 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.2 Amended and Restated Bylaws of the Company dated December 27, 2006 (incorporated by reference to Exhibit 3.2 of AMCON's Annual Report on Form 10-K filed December 29, 2006)


3.3 Second Corrected Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Securities of AMCON Distributing Company dated August 5, 2004 (incorporated by reference to Exhibit 3.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Securities of AMCON Distributing Company dated October 8, 2004 (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

3.5 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock dated March 6, 2006 (incorporated by reference to Exhibit 4.1 of AMCON's Current Report on Form 8-K filed on March 13, 2006)

4.1  Specimen Common Stock Certificate (incorporated by reference to Exhibit
     4.1 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)

4.2 Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.3 Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.4 Specimen Series C Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Current Report on Form 8-K filed on March 13, 2006)

4.5 Securities Purchase Agreement dated June 17, 2004 between AMCON Distributing Company, William F. Wright and Draupnir, LLC (incorporated by reference to Exhibit 4.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

4.6 Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

4.7 Securities Purchase Agreement dated March 3, 2006 between AMCON Distributing Company and Draupnir Capital, LLC. (incorporated by reference to Exhibit 4.3 of AMCON's Current Report on Form 8-K filed on March 13, 2006)

10.1 Amended and Restated Loan and Security Agreement, dated September 30, 2004, between the Company and LaSalle National Bank, as agent (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.2 Revised First Amendment To Amended and Restated Loan and Security Agreement, dated April 14, 2005 (incorporated by reference to Exhibit
      10.2 of AMCON's Quarterly Report on Form 10-Q filed on May 27, 2005)


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

10.8 Seventh Amendment to Amended and Restated Loan and Security Agreement, dated November 6, 2006 (incorporated by reference to Exhibit 10.37 of AMCON's Quarterly Report on Form 10-Q filed on November 20, 2006)

10.9 Eighth Amendment to Amended and Restated Loan and Security Agreement, dated December 28, 2006 (incorporated by reference to Exhibit 10.9 of AMCON's Annual Report on Form 10-K filed December 29, 2006)

10.10 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)*

10.11 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

10.12 2007 Omnibus Incentive Plan dated April 17, 2007*

10.13 Nonqualified Stock Option Agreement for Christopher H. Atayan dated December 12, 2006*

10.14 Agreement, dated September 26, 2006, between the Company and
      William F. Wright regarding Mr. Wright's services to the Company (incorporated by reference to Exhibit 10.1 of AMCON's Interim Report on Form 8-K filed on October 10, 2006)*

10.15 Employment Agreement, dated May 22, 1998, between the Company and Kathleen M. Evans (incorporated by reference to Exhibit 10.15 of AMCON's Quarterly Report on Form 10-Q filed on August 6, 1998)*

10.16 Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)*


10.17 Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)*

10.18 Security Agreement, dated June 17, 2004 by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.
      (incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.19 Guaranty and Suretyship Agreement, dated June 17, 2004, by and between AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.19 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.20 Amended and Restated Guaranty and Suretyship Agreement dated September 30, 2007 by and between AMCON Distributing Company and Crystal Paradise Holdings, Inc. (formerly known as Trinity Springs, Ltd.)

10.21 Mortgage, dated June 17, 2004, by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.20 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.22 Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.23 Amendment to Guaranty Fee, Reimbursement and Indemnification Agreement, dated July 31, 2007, between AMCON Distributing Company and William
      F. Wright

10.24 Unconditional Guaranty, dated as of September 30, 2004 between William
      F. Wright and LaSalle Bank, N.A.(incorporated by reference to Exhibit
      3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.25 Guaranty and Suretyship Agreement between William F. Wright and the Company, dated June 17, 2004, regarding the guaranty of the Company's indebtedness to Trinity Springs, Ltd. (now Crystal Paradise Holdings) under the Three Year Note, the Ten Year Note and the Water Royalty (subject to a $5.0 million cap on the Water Royalty). (incorporated by reference to Exhibit 10.26 of AMCON's Report on Form 10-K filed December 29, 2006)

10.26 Secured Promissory Note ($1,000,000), dated December 14, 2004, issued by Trinity Springs, Inc. to Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)


10.27 Modification and Extension of Second Lien Commercial Mortgage, Assignment of Leases and Rents, and Fixture Filing, dated as of December 14, 2004 between Trinity Springs, Inc. and Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.28 Term Real Estate Promissory Note, dated December 21, 2004, issued by AMCON Distributing Company to M&I (incorporated by reference to
      Exhibit 10.21 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)

10.29 Term Equipment Promissory Note, dated December 21, 2004 issued by AMCON Distributing Company to M&I (incorporated by reference to Exhibit 10.22 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)

10.30 One Hundred Eighty Day Redemption Mortgage and Security Agreement by and between AMCON Distributing Company and M&I (incorporated by reference to Exhibit 10.23 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)

10.31 Security Agreement by and between AMCON Distributing Company and M&I (incorporated by reference to Exhibit 10.24 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)

10.32 Promissory Note, dated March 30, 2005 issued by Trinity Springs, Inc. to Nebraska Distributing Company (incorporated by reference to Exhibit
      10.28 of AMCON's Quarterly Report on Form 10-Q filed on August 22,
      2005)

10.33 Subordinated Promissory Note, dated August 8, 2005 issued by Trinity Springs, Inc. to Draupnir, LLC (incorporated by reference to
      Exhibit 10.29 of AMCON's Quarterly Report on Form 10-Q filed on August 22, 2005)

10.34 Subordinated Promissory Note, dated August 8, 2005 issued by Trinity Springs, Inc. to Aristide Investments, L.P.(incorporated by reference to Exhibit 10.30 of AMCON's Quarterly Report on Form 10-Q filed on August 22, 2005)

10.35 Subordination Agreement, dated as of August 8, 2005, among Trinity Springs, Inc., Artiside Investment L.P., and Draupnir, LLC
      (incorporated by reference to Exhibit 10.31 of AMCON's Quarterly Report on Form 10-Q filed on August 22, 2005)

10.36 $400,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated October 20, 2005 (incorporated by reference to Exhibit 10.34 of AMCON's Quarterly Report on Form 10-Q filed on September 29, 2006)

10.37 $200,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated November 7, 2005 (incorporated by reference to Exhibit 10.35 of AMCON's Quarterly Report on Form 10-Q filed on September 29, 2006)


10.38 $150,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated December 1, 2005 (incorporated by reference to Exhibit 10.36 of AMCON's Quarterly Report on Form 10-Q filed on September 29, 2006)

10.39 $5,000,000 Secured Promissory Note by and between Trinity Springs, Inc. and Crystal Paradise Holdings, Inc. (also known as Trinity Springs, Ltd.) dated September 30, 2007

10.40 Change of Control Agreement between the Company and Christopher H. Atayan, dated December 29, 2006 (incorporated by reference to Exhibit
      10.40 of AMCON's Annual Report on Form 10-K filed on December 29, 2006)*

10.41 Change of Control Agreement between the Company and Kathleen M. Evans, dated December 29, 2006 (incorporated by reference to Exhibit 10.41 of AMCON's Annual Report on Form 10-K filed on December 29, 2006)*

10.42 Settlement Agreement and Mutual General Release dated July 31, 2007 by and between Television Events & Marketing, Inc., Tom Kiely, The Beverage Group, Inc., AMCON Distributing Company, AMCON Corporation, William F. Wright, Archie Thornton and The Thornton Works.

10.43 Mutual Release and Settlement Agreement between AMCON Distributing Company, Trinity Springs, Inc., and Crystal Paradise Holdings, Inc. dated September 30, 2007

10.44 Asset Purchase Agreement between Hawaiian Natural Water Company, Inc. and Hawaiian Springs, LLC dated November 20, 2006 (incorporated by reference to Exhibit 10.42 of AMCON's Quarterly Report on Form 10-Q filed on January 29, 2007)

11.1 Statement re: computation of per share earnings (incorporated by reference to Note 4 to the Consolidated Financial Statements included as a part of this report on Form 10-K under Item 8)

14.1 Code of Ethics for Principal Executive and Financial Officers (incorporated by reference to Exhibit 14.1 of AMCON's Annual Report on Form 10-K filed on December 24, 2003)

18.1  Preferability Letter Regarding Change in Accounting Principle

21.1  Subsidiaries of the Company

23.1 Consent of Independent Registered Public Accounting Firm (McGladery & Pullen LLP)

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




                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Omaha, State of Nebraska, on the 6th day of November 2007.


                                   AMCON DISTRIBUTING COMPANY
                                        (registrant)


                                   By: /s/ Christopher H. Atayan
                                   -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer

                                    and Vice Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of November 2007.


       Signature                        Title
       ---------                        -----


/s/ William F. Wright             Chairman of the Board
------------------------           and Director
William F. Wright


/s/ Christopher H. Atayan         Chief Executive Officer and
------------------------           Vice Chairman of the Board
Christopher H. Atayan


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


/s/ Stanley Mayer                 Director
------------------------
Stanley Mayer


/s/ Timothy R. Pestotnik          Director
------------------------
Timothy R. Pestotnik






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the consolidated financial statements of AMCON Distributing Company and subsidiaries (the Company) as of September 30, 2007 and for the year ended September 30, 2007, and have issued our report thereon dated November 6, 2007, which report expresses an unqualified opinion. Our audit also included the 2007 and 2006 information in the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company's financial statements include a restatement for a change in accounting method.


McGladrey & Pullen LLP
Omaha, Nebraska
November 6, 2007





                                   S-1











                         AMCON Distributing Company
                    Consolidated Financial Statement Schedule


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                Net
                                                               Amounts
                           Balance at           Provision    (Written Off)         Balance at
   Description         Beginning of Period      (Benefit)      Recovered          End of Period
------------------    ----------------------    ---------    -------------    -----------------------
Allowance for
 doubtful accounts    Sep 24, 2004   539,604      220,233      (409,837)      Sep 30, 2005    350,000
                      Sep 30, 2005   350,000      780,247/1/   (195,790)      Sep 30, 2006    934,457
                      Sep 30, 2006   934,457        82,425      (737,882)/1/   Sep 30, 2007    279,000
Allowance for
 inventory
 obsolescence         Sep 24, 2004   389,723            -       (33,519)      Sep 30, 2005    356,204
                      Sep 30, 2005   356,204       77,939             -       Sep 30, 2006    434,143
                      Sep 30, 2006   434,143       49,244             -       Sep 30, 2007    483,387


/1/ Includes $405,261 allowance for doubtful accounts for TBG, which was reclassified from discontinued operations to continuing operations in fiscal 2006 and written off against the associated accounts receivable in fiscal 2007.

