Form 10-Q
period 2007-12-31
AMCON DISTRIBUTING CO
filed 2008-01-18
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2007

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

Large accelerated filer     Accelerated filer      Non-accelerated filer  X
                       ----                  ----                        ----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                        Yes              No    X
                             -------        ------
The Registrant had 537,064 shares of its $.01 par value common stock outstanding as of January 14, 2008.

                                                                Form 10-Q
                                                               1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          December 31, 2007 (unaudited) and September 30, 2007            3

          Condensed consolidated unaudited statements of operations
          for the three months ended December 31, 2007 and 2006           4

          Condensed consolidated unaudited statements of cash flows
          for the three months ended December 31, 2007 and 2006           5

          Notes to condensed consolidated unaudited
          financial statements                                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     31

Item 4.   Controls and Procedures                                        32

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              32

Item 1A.  Risk Factors                                                   32

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    32

Item 3.   Defaults Upon Senior Securities                                32

Item 4.   Submission of Matters to a Vote of Security Holders            32

Item 5.   Other Information                                              32

Item 6.   Exhibits                                                       33





PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                  December 31, 2007 and September 30, 2007
----------------------------------------------------------------------------------------------------
                                                                     December 2007       September
                                                                      (Unaudited)           2007
                                                                     ------------       ------------
ASSETS
Current assets:
  Cash                                                               $    300,908       $    717,554
  Accounts receivable, less allowance for doubtful
    accounts of $0.3 million and $0.3 million, respectively            24,564,218         27,848,938
  Inventories, net                                                     34,057,251         29,738,727
  Deferred income taxes                                                 1,290,020          1,446,389
  Current assets of discontinued operations                                13,743             18,897
  Prepaid and other current assets                                      5,176,195          5,935,208
                                                                     ------------       ------------
     Total current assets                                              65,402,335         65,705,713

Property and equipment, net                                            11,157,673         11,190,768
Goodwill                                                                5,848,808          5,848,808
Other intangible assets, net                                            3,390,137          3,400,070
Deferred income taxes                                                   2,270,436          2,768,043
Non-current assets of discontinued operations                           2,057,033          2,057,033
Other assets                                                            1,531,789          1,093,150
                                                                     ------------       ------------
                                                                     $ 91,658,211       $ 92,063,585
                                                                     ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 12,872,541       $ 15,253,562
  Accrued expenses                                                      4,954,751          5,293,923
  Accrued wages, salaries and bonuses                                   1,244,147          2,202,594
  Income taxes payable                                                    194,201            367,773
  Current liabilities of discontinued operations                        4,031,778          4,035,863
  Current maturities of credit facility                                 3,046,000          3,046,000
  Current maturities of long-term debt                                    623,278            568,024
                                                                     ------------       ------------
     Total current liabilities                                         26,966,696         30,767,739

Credit facility, less current maturities                               38,331,796         35,808,180
Long-term debt, less current maturities                                 6,989,239          7,123,453
Noncurrent liabilities of discontinued operations                       6,542,310          6,542,310

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355
Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645          1,857,645
Series C cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,982,372          1,982,372

Commitments and contingencies (Note 10)

Shareholders' equity:
  Preferred stock, $0.01 par, 1,000,000 shares authorized,
    260,000 shares outstanding and issued in Series A, B and C
    referred to above                                                           -                  -
  Common stock, $.01 par value, 3,000,000 shares authorized,
    537,064 shares outstanding for December 2007 and 529,436
    shares outstanding for September 2007                                   5,372              5,295
  Additional paid-in capital                                            6,558,641          6,396,131
  Accumulated deficit                                                     (14,215)          (857,895)
                                                                     ------------       ------------
     Total shareholders' equity                                         6,549,798          5,543,531
                                                                     ------------       ------------
                                                                     $ 91,658,211       $ 92,063,585
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                 AMCON Distributing Company and Subsidiaries
                          Condensed Consolidated Unaudited Statements of Operations
                            for the three months ended December 31, 2007 and 2006
---------------------------------------------------------------------------------------------------------
                                                                               2007             2006
                                                                                            (As restated
                                                                                            -see Note 1)
                                                                           -------------    -------------
Sales (including excise taxes of
 $51.6 million and $49.5 million,
 respectively)                                                             $ 210,663,237    $ 209,366,149

Cost of sales                                                                195,467,389      194,271,875
                                                                           -------------    -------------
Gross profit                                                                  15,195,848       15,094,274
                                                                           -------------    -------------

Selling, general and administrative expenses                                  12,210,575       12,405,083
Depreciation and amortization                                                    362,474          457,843
                                                                           -------------    -------------
                                                                              12,573,049       12,862,926
                                                                           -------------    -------------
Operating income                                                               2,622,799        2,231,348
                                                                           -------------    -------------
Other expense (income):
   Interest expense                                                              969,802        1,268,662
   Other (income), net                                                           (33,211)         (31,081)
                                                                           -------------    -------------
                                                                                 936,591        1,237,581
                                                                           -------------    -------------
Income from continuing operations
  before income taxes                                                          1,686,208          993,767

Income tax expense                                                               641,000          383,000
                                                                           -------------    -------------
Income from continuing operations                                              1,045,208          610,767
                                                                           -------------    -------------
Discontinued operations (Note 2)

 Gain on disposal of discontinued operations,
  net of income tax expense of $0.7 million                                            -          895,588

 (Loss) from discontinued operations,
  net of income tax (benefit) of ($0.06) million
  and ($0.2) million, respectively                                               (95,995)        (258,047)
                                                                           -------------    -------------
(Loss) income on discontinued operations                                         (95,995)         637,541
                                                                           -------------    -------------
Net income                                                                       949,213        1,248,308

Preferred stock dividend requirements                                           (105,533)        (105,533)
                                                                           -------------    -------------
Net income available to common shareholders                                $     843,680    $   1,142,775
                                                                           =============    =============
   Basic earnings (loss) per share
     available to common shareholders:
      Continuing operations                                                $        1.76    $        0.96
      Discontinued operations                                                      (0.18)            1.21
                                                                           -------------    -------------
   Net basic earnings per share
     available to common shareholders                                      $        1.58    $        2.17
                                                                           =============    =============
   Diluted earnings (loss) per share
     available to common shareholders:
      Continuing operations                                                $        1.23    $        0.71
      Discontinued operations                                                      (0.11)            0.75
                                                                           -------------    -------------
   Net diluted earnings per share
     available to common shareholders                                      $        1.12    $        1.46
                                                                           =============    =============
Weighted average shares outstanding:
  Basic                                                                          533,900          527,062
  Diluted                                                                        849,187          854,427

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                    AMCON Distributing Company and Subsidiaries
                             Condensed Consolidated Unaudited Statements of Cash Flows
                               for the three months ended December 31, 2007 and 2006
---------------------------------------------------------------------------------------------------
                                                                           2007            2006
                                                                                       (As restated
                                                                                       -see Note 1)
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $    949,213    $  1,248,308
  Deduct: (Loss) income from discontinued operations, net of tax            (95,995)        637,541
                                                                       ------------    ------------
  Income from continuing operations                                       1,045,208         610,767

  Adjustments to reconcile net income from
   continuing operations to net cash flows
    from operating activities:
     Depreciation                                                           352,541         447,909
     Amortization                                                             9,933           9,934
     (Gain) on sale of property and equipment                                (1,625)        (11,116)
     Stock based compensation                                                42,950           3,000
     Deferred income taxes                                                  653,976         899,251
     Provision (benefit) for losses on doubtful accounts                     44,000         (76,196)
     Provision for losses on inventory obsolescence                         160,885         172,503

  Changes in assets and liabilities:
     Accounts receivable                                                  3,240,720        (315,381)
     Inventories                                                         (4,479,409)     (2,074,042)
     Other current assets                                                   759,013         314,707
     Other assets                                                          (438,639)        (66,286)
     Accounts payable                                                    (2,381,021)       (802,790)
     Accrued expenses and accrued wages, salaries and bonuses            (1,297,619)       (721,203)
     Income tax payable and receivable                                     (173,572)        (98,949)
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations         (2,462,659)     (1,707,892)
Net cash flows from operating activities - discontinued operations          (94,926)     (1,808,062)
                                                                       ------------    ------------
Net cash flows from operating activities                                 (2,557,585)     (3,515,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (280,619)       (170,809)
     Proceeds from sales of property and equipment                              888          14,200
                                                                       ------------    ------------
Net cash flows from investing activities - continuing operations           (279,731)       (156,609)
Net cash flows from investing activities - discontinued operations                -       3,753,394
                                                                       ------------    ------------
Net cash flows from investing activities                                   (279,731)      3,596,785

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on bank credit agreements                             2,523,616         733,644
     Dividends paid on preferred stock                                     (105,533)       (105,533)
     Proceeds from exercise of stock options                                119,637               -
     Principal payments on long-term debt                                  (117,050)       (161,467)
                                                                       ------------    ------------
Net cash flows from financing activities - continuing operations          2,420,670         466,644
Net cash flows from financing activities - discontinued operations                -        (595,048)
                                                                       ------------    ------------
Net cash flows from financing activities                                  2,420,670        (128,404)
                                                                       ------------    ------------
Net change in cash                                                         (416,646)        (47,573)

Cash, beginning of period                                                   717,554         481,138
                                                                       ------------    ------------
Cash, end of period                                                    $    300,908    $    433,565
                                                                       ============    ============




Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                              $   992,518    $  1,262,202
 Cash paid during the period for income taxes                              101,595          98,949

Supplemental disclosure of non-cash information:
  Buyer's assumption of HNWC lease in connection with
  the sale of HNWC's assets - discontinued operations                            -        (225,502)
  Acquisition of equipment through capital leases                           38,090               -


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.


               AMCON Distributing Company and Subsidiaries
         Notes to Condensed Consolidated Unaudited Financial Statements
----------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. The Company believes that although the disclosures are adequate to prevent the information presented from being misleading, these condensed consolidated unaudited financial statements should be read in conjunction with the Company's annual audited consolidated financial statements for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission on Form 10-K.

For purposes of this report, unless the context indicates otherwise, all references to "we", "us", "our", "Company", and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The wholesale distribution segment of our Company will be separately referred to as "ADC". Additionally, the fiscal three month period ended December 31, 2007 and December 31, 2006 have been referred to throughout this quarterly report as December 2007 and/or Q1 2008, and December 2006 and/or Q1 2007, respectively.


CHANGE IN ACCOUNTING PRINCIPLES
-------------------------------

Income Taxes
------------
On October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109").
FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The results of implementing FIN 48 identified no unrecognized tax benefits and did not impact the Company's financial statements. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the condensed consolidated statements of operations. There were no material changes to unrecognized tax benefits, interest, or penalties for the three month period ended December 31, 2007 and the Company does not anticipate any such material changes during the next twelve months. The Company files income tax returns in the U.S. and various states. The tax years 2004 and forward remain open under U.S. and state statutes.

Last-In First-Out (LIFO) Inventory Valuation Method
---------------------------------------------------
As previously disclosed in the Company's Fiscal 2007 Annual Report on Form 10-K, during the fourth quarter of fiscal 2007, the Company changed its inventory valuation method from the Last-In First-Out (LIFO) method to the First-In First-Out (FIFO) method. As required by U.S. generally accepted accounting principles, this change in accounting principle was reflected in the Company's financials statements through the retroactive application of the FIFO method and the restatement of prior fiscal periods, including the three month fiscal period ended December 2006, which is included within this quarterly report on Form 10-Q.

Recently Issued Accounting Pronouncements
-----------------------------------------
The Company is currently evaluating the impact of implementing the following new accounting standards:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company).



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

2.  DISPOSITION

Discontinued operations include the residual assets, liabilities, and results of operations of Trinity Springs, Inc. ("TSI") for the three months ended December 2007, and TSI and Hawaiian Natural Water Company, Inc. ("HNWC") for the three months ended December 2006.

Trinity Springs, Inc. (TSI)
---------------------------
During fiscal 2006, the Company discontinued the operations of TSI, which operated a water bottling facility in Idaho, due to recurring losses, a lack of capital resources to sustain operations, and litigation discussed in
Note 10.

As described in Note 10, AMCON and TSI were parties to litigation with Crystal Paradise Holdings, Inc. ("CPH") regarding an April 24, 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), under which TSI acquired certain assets from CPH. On September 30, 2007, the Company signed a Mutual Release and Settlement Agreement (the "Settlement Agreement") with CPH related to this litigation. The Settlement Agreement resulted in the mutual release and settlement of all outstanding and potential litigation and claims among and between AMCON, TSI, and CPH with respect to the Asset Purchase Agreement and the related acquisition.

The Settlement Agreement also restructured the Company's obligations arising from the Asset Purchase Agreement with CPH totaling approximately $6.5 million into a new $5.0 million note payable to CPH. The $5.0 million note payable, plus accrued interest at 5.0%, is due in September 2012, if the option discussed below is not exercised by CPH. Items restructured into the $5.0 million note payable included CPH's minority interest in TSI, water royalties payable to CPH, notes payable to CPH, and accrued interest payable to CPH. Additionally, the Settlement Agreement provided CPH with an option to purchase TSI's assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. The option expires in August 2008 and can be extended for an additional seven months from August 2008 at CPH's election. If CPH elects to exercise its purchase option, then CPH will cancel the $5.0 million note payable, including the obligation to pay any accrued interest. Further, if CPH elects to exercise the additional seven month purchase option, CPH must also discharge all interest which accrued during the initial option period.

No monetary exchanges between the Company and CPH were required under the Settlement Agreement. The Company has recorded a $1.5 million pre-tax deferred gain in connection with the above settlement. This deferred gain has been classified as component of noncurrent liabilities of discontinued operations in the Company's Condensed Consolidated Balance Sheet. The deferred gain will be recognized upon the earlier of CPH's election to exercise its TSI asset purchase option or the expiration of the asset purchase option.

Hawaiian Natural Water Company, Inc. (HNWC)
-------------------------------------------
HNWC, which was headquartered in Pearl City, Hawaii, bottled, marketed and distributed Hawaiian natural artesian water, purified water and other limited production co-packaged products, in Hawaii, the mainland and foreign markets.

In November 2006, the Company sold all of the operating assets of HNWC for approximately $3.8 million in cash plus the buyer's assumption of all operating and capital leases. The significant operating assets consisted of accounts receivable, inventory, furniture and fixtures, intellectual property and all of its bottling equipment. In connection with the sale, the Company recorded a $1.6 million pre-tax gain on disposal of discontinued operations. HNWC remained a fully operational subsidiary of the Company through November 19, 2006.

A summary of discontinued operations is as follows:

                                                   Three months ended     Three months ended
                                                      December 2007          December 2006
                                                   ------------------     ------------------
Sales                                                 $        -             $   862,647
Operating loss /1/                                       (32,945)               (313,373)
Gain on disposal of discontinued operations,
 before income taxes                                           -               1,562,588
Income tax (benefit) expense                             (59,000)                516,000
(Loss) income from discontinued operations               (95,995)                637,541


/1/ Operating loss is before interest expense on discontinued operations.



The carrying amounts (net of allowances) of the major classes of assets and liabilities included in discontinued operations are as follows (in millions):

                                                           December             September
                                                             2007                  2007
                                                          ----------            ----------
Fixed assets - Total noncurrent assets of
 discontinued operations                                  $      2.1            $      2.1
                                                          ==========            ==========

Accounts payable                                          $      0.6            $      0.7
Accrued expenses                                                 0.6                   0.5
Accrued wages, salaries and bonuses                                -                     -
Current portion of long-term debt                                  -                     -
Current portion of long-term debt due related party /1/          2.8                   2.8
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      4.0            $      4.0
                                                          ==========            ==========

Water royalty, in perpetuity                              $        -            $        -
Deferred gain on CPH settlement                                  1.5                   1.5
Long-term debt, less current portion                             5.0                   5.0
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      6.5            $      6.5
                                                          ==========            ==========


/1/ TSI's related party debt obligations are in default at December 2007 and September 2007. TSI has not obtained associated debt default waivers for the related party obligations and accordingly has classified these obligations as current liabilities of discontinued operations.


3.  CONVERTIBLE PREFERRED STOCK

The Company had three series of Convertible Preferred Stock outstanding at December 2007 as identified in the following table:

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

In the event of a liquidation of the Company, the holders of the Preferred Stock, are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The Preferred Stock also contain redemption features which trigger based on certain circumstances such as a change of control, bankruptcy, or minimum ownership thresholds in AMCON by Mr. William Wright ("Mr. Wright"), AMCON's Chairman of the Board, and his family. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Company's credit facility prohibits the redemption of the Series A and Series B. Series C is only redeemable so long as no event of default is in existence at the time of, or would occur after giving effect to, any such redemption, and the Company has excess availability under the credit facility of not less than $2.0 million after giving effect to any such redemption.

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group beneficially own approximately 41% of the outstanding common stock at December 2007. Mr. Wright beneficially owns 26% of the outstanding common stock without giving effect to shares owned by his adult children. There is a substantial identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to seek optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright and a private equity firm (Draupnir, LLC) of which Mr. Hobbs, a director of the Company, is a member. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, AMCON's Chief
Executive Officer and   Vice Chairman to AMCON's Board of Directors pursuant
to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is a subsidiary of Draupnir, LLC (the owner of Series A). Mr. Hobbs is also a Member of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that the Series A, Series B or Series C Preferred Stock will become redeemable in the foreseeable future.



4.  INVENTORIES

Inventories consisted of the following at December 2007 and September 2007:

                                December       September
                                  2007            2007
                              ------------    ------------
      Finished goods          $ 34,057,251    $ 29,738,727
                              ============    ============

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. The wholesale distribution inventories are stated at the lower of cost (first-in, first-out or "FIFO" method) or market and consist of the cost of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (FIFO) or market and consists of the costs of finished goods.

Inventory also included total reserves of approximately $0.7 million and $0.5 million at December 2007 and September 2007, respectively. The Company's obsolescence allowance reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:


                                                         December       September
                                                           2007            2007
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    1,912,877       1,912,877
                                                       ------------    ------------
                                                       $  5,848,808    $  5,848,808
                                                       ============    ============

Other intangible assets of the Company consisted of the following:

                                                         December        September
                                                           2007            2007
                                                       ------------    ------------
Trademarks and tradenames                              $  3,373,269    $  3,373,269
Favorable leases (less accumulated
 amortization of $469,132 and $459,199)                      16,868          26,801
                                                       ------------    ------------
                                                       $  3,390,137    $  3,400,070
                                                       ============    ============


Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year.

Amortization expense for intangible assets that are considered to have finite lives was $9,933 and $9,934 for the three months ended December 2007 and December 2006, respectively.

Amortization expense related to intangible assets held at December 2007 for each of the five years subsequent to September 30, 2007 is estimated as follows:

                                 Fiscal     Fiscal      Fiscal     Fiscal     Fiscal
                                 2008/1/     2009        2010       2011       2012
                               ---------   ---------   --------   --------   --------
Favorable leases                  17,000           -          -          -          -
                               =========   =========   ========   ========   ========

/1/ Represents amortization expense of intangible assets with finite lives for the remaining nine months of Fiscal 2008.


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

Stock options and potential common stock outstanding at December 2007 and December 2006 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 9,248 and 20,245 for the three months ended December 2007 and December 2006, respectively. The average exercise price of anti-dilutive options and potential common stock was $47.39 and $38.74 for the three months ended December 2007 and December 2006, respectively.





                                                 For the three months ended December
                                      ------------------------------------------------------
                                                2007                           2006
                                      -------------------------     ------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------  -----------
1.  Weighted average common
     shares outstanding                   533,900       533,900         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock /1/                        -       315,287               -      327,365
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   533,900       849,187         527,062      854,427
                                      ===========   ===========     ===========  ===========
4.  Income from
     continuing operations            $ 1,045,208   $ 1,045,208     $   610,767  $   610,767
     Deduct: preferred stock
     dividend requirements /2/           (105,533)            -        (105,533)           -
                                      -----------   -----------     -----------  -----------
                                          939,675     1,045,208         505,234      610,767
                                      ===========   ===========     ===========  ===========
5.  (Loss) income from
     discontinued operations          $   (95,995)  $   (95,995)    $   637,541  $   637,541
                                      ===========   ===========     ===========  ===========
6.  Net income available
     to common shareholders           $   843,680   $   949,213     $ 1,142,775  $ 1,248,308
                                      ===========   ===========     ===========  ===========
7.  Income per share from
     continuing operations            $      1.76   $      1.23     $      0.96  $      0.71
                                      ===========   ===========     ===========  ===========
8.  (Loss) income per share from
     discontinued operations          $     (0.18)  $     (0.11)    $      1.21  $      0.75
                                      ===========   ===========     ===========  ===========
9.  Net earnings per share
     available to common shareholders $      1.58   $      1.12     $      2.17  $      1.46
                                      ===========   ===========     ===========  ===========


/1/ For Q1 2008 and Q1 2007, all in-the-money stock options and Convertible Preferred Stock
    Series were dilutive and have been included as a component of the diluted weighted average number of shares outstanding calculation. For Q1 2008, restricted stock awards have been excluded from the diluted earnings per share calculation as they were anti-dilutive.

/2/ For Q1 2008 and Q1 2007, the dilutive earnings per share calculation excludes dividend payments for Series A, B & C Preferred Stock, as they are assumed to have been converted to common stock of the Company.




7.  DEBT

Credit Agreement
----------------
The Company has a credit agreement with Bank of America (formerly LaSalle
Bank)(the "Facility"), which includes the following significant terms:

   - A $55.0 million revolving credit limit, plus the outstanding balances on two term notes ("Term Note A" and "Term Note B") which totaled approximately $0.6 million at December 2007 for a total credit facility limit of $55.6 million at December 2007.

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

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows:

(a) $1,000,000 for the three months ending December 31, 2007 and December 31, 2008 and;
(b) $2,000,000 for the six months ending March 31, 2008, and March 31, 2009 and;
(c) $4,500,000 for the nine months ending June 30, 2008 and;
(d) $7,000,000 for the twelve months ending September 30, 2008

The Company was in compliance with the required debt service and minimum EBITDA covenants at December 2007.

At December 2007, the available credit on the revolving portion of the Facility, including accounts receivable and inventory limitations, was $48.7 million and the outstanding balance was $40.8 million. The Facility bears interest at the bank's prime rate, which was 7.25% as of December 2007 and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.



As a component of the credit agreement, the Company has two term notes, Term Note A and Term Note B, with Bank of America (formerly LaSalle Bank). Term Note A bears interest at the bank's prime rate (7.25% at December 2007) and is payable in monthly installments of $16,333. Term Note B bears interest at the bank's prime rate plus 2% (9.25% at December 2007) and is payable in monthly installments of $100,000. The outstanding balances on Term Note A and Term Note B were $0.5 million and $0.05 million, respectively, as of December 2007.

The Company's Chairman, Mr. William Wright, has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty related to the Facility is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Note B, which resulted in the guaranteed principal outstanding being reduced to approximately $5.1 million as of December 2007. AMCON pays Mr. Wright an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's, Akin's, HNWC, and TSI.

Mr. Wright has also personally guaranteed a note payable issued in conjunction with the July 2007 Television Events and Marketing, Inc. ("TEAM") litigation settlement. AMCON pays Mr. Wright an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. The amount guaranteed in connection with this settlement at December 2007 was approximately $0.7 million.

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

OTHER
-----
AMCON has issued a letter of credit for $0.9 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.



8.  STOCK PLANS

Stock Options
-------------
Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan ("the Stock Option Plan") which provided the Compensation Committee of the Board of Directors authorization to grant incentive stock options and non-qualified stock options, pursuant to the Stock Option Plan, of up to 550,000 shares. No shares have been issued under the Stock Option Plan since the end of fiscal 2003 and there was no unamortized compensation expense related to the Stock Option Plan at December 2007.

In April 2007, the Company's shareholders approved the award of 25,000 non-qualified stock options to Christopher Atayan, Chief Executive Officer ("CEO"), Vice Chairman, and a Director of the Company. The stock options vest in equal installments over a three year period, have an exercise price of $18.00 per share, and had a fair value of approximately $347,000 at the date of shareholder approval, using the Black-Scholes option pricing model. At December 2007, 8,333 of the stock options had vested.

The following assumptions were used in connection with the Black-Scholes option pricing calculation:

                                Stock Option Pricing Assumptions
                                --------------------------------
                                     April 2007 Awards
                                     -----------------
      Risk-free interest rate              4.69%
      Dividend yield                       1.65%
      Expected volatility                    46%
      Expected life in years                  7
      Forfeiture rate                         0%


Options issued and outstanding to management employees pursuant to the Stock Option Plan and the April 2007 stock option award to the Company's CEO are summarized as follows:

                                        Number of       Number       Aggregate
        Date         Exercise Price      Options      Exercisable  Intrinsic Value
                                       Outstanding                  December 2007
     -----------------------------------------------------------------------------
     Fiscal  1999   $ 45.68 - $ 51.14       6,683         6,683               -
     Fiscal  2000       $ 34.50             3,165         3,165               -
     Fiscal  2003       $ 28.80             3,212         3,212          12,687
     Fiscal  2007       $ 18.00            25,000         8,333         368,750
                                           ------        ------        --------
                                           38,060        21,393        $381,437
                                           ======        ======        ========


At December 2007, there were 4,236 options fully vested and exercisable issued to outside directors, outside of the Stock Option Plan, as summarized below:

                                         Number of       Number        Aggregate
         Date         Exercise Price      Options      Exercisable  Intrinsic Value
                                        Outstanding                  December 2007
     ------------------------------------------------------------------------------
     Fiscal  1999   $ 36.82 - $ 49.09       2,568         2,568               -
     Fiscal  2002       $ 26.94               834           834           4,846
     Fiscal  2003       $ 28.26               834           834           3,745
                                           ------        ------        --------
                                            4,236         4,236        $  8,591
                                           ======        ======        ========

The following summarizes all stock options outstanding at December 2007:

                                                                                     Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1999 Options  $36.82-$51.14     9,251        1.4 years          $47.39           9,251         $47.39
2000 Options     $34.50         3,165        2.4 years          $34.50           3,165         $34.50
2002 Options     $26.94           834        4.6 years          $26.94             834         $26.94
2003 Options  $28.26-$28.80     4,046        5.0 years          $28.69           4,046         $28.69
2007 Options     $18.00        25,000        9.3 years          $18.00           8,333         $18.00
                               ------                           ------          ------         ------
                               42,296                           $26.86          25,629         $32.63
                               ======                           ======          ======         ======

                                        December 2007
                                      -----------------
                                               Weighted
                                       Number  Average
                                         of    Exercise
                                       Shares   Price
                                      -----------------
Outstanding at beginning of period      51,760   $24.81

   Granted                                   -        -
   Exercised                            (9,464)  $15.68
   Forfeited/Expired                         -        -
                                      -----------------
Outstanding at end of period            42,296   $26.86
                                      =================

Options exercisable at end of period    25,629
                                      ========

The Company's stock options have varying vesting schedules, ranging up to five years and expire ten years after the date of grant. Net income before incomes taxes for Q1 2008 and Q1 2007 included compensation expense related to stock options of approximately $29,000 and $3,000, respectively. Total unamortized compensation expense related stock options totaled approximately $261,000 at December 2007.

Omnibus Plan
------------
In April 2007, the stockholders of the Company approved an equity incentive plan, the 2007 Omnibus Incentive Plan ("the Omnibus Plan"), to encourage employees of the Company and subsidiaries to acquire a proprietary and vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company's common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares and dividend share awards payable in the form of common stock or cash. On December 6, 2007, the Compensation Committee of the Board of Directors authorized and approved the grant of 24,000 restricted stock awards to four executive officers ("Participants") of the Company, pursuant to the provisions of the Omnibus Plan. There is no direct cost to the Participants associated with the restricted stock awards, except for any applicable taxes. The restricted stock awards have a requisite service of approximately thirty four months and vest one-third on October 16, 2008, one-third on October 16, 2009, and one-third on October 16, 2010. The restricted stock held by Participants are entitled to full voting rights and the customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company's common stock. All cash dividends and/or distributions payable to restricted stock Participants will be held in escrow until all the conditions of vesting have been met.

The estimated fair value of the restricted stock awards was approximately $963,000, net of estimated forfeitures, based on the closing market price of the Company's stock on the grant date. The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, Q1 2008 net income before incomes taxes included compensation expense of $14,000 related to restricted stock awards and total unamortized compensation expense was approximately $949,000 at December 2007. The total intrinsic value of all restricted stock awards at December 2007 was approximately $786,000. No restricted stock awards were vested at December 2007.

The following summarizes restricted stock activity under the Omnibus Plan for the three months ended December 2007:

                                       December 2007
                               ----------------------------
                                 Number    Weighted Average
                                   of         Grant Date
                                 Shares       Fair Value
                               ----------------------------
Nonvested restricted stock
 at beginning of period               -              -
Granted                          24,000         $42.50
Vested/Issued                         -              -
Forfeited/Expired                     -              -
                               ----------------------------
Nonvested restricted stock
  at end of period               24,000         $42.50
                               ============================


9. BUSINESS SEGMENTS

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores' operations are aggregated to comprise the retail segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the "Other" column is interest expense previously allocated to HNWC, intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

                                   Wholesale
                                  Distribution       Retail        Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
QUARTER ENDED DECEMBER 2007:
External revenue:
 Cigarettes                       $ 149,611,531    $         -    $        -    $ 149,611,531
 Confectionery                       14,107,957              -             -       14,107,957
 Health food                                  -      9,521,555             -        9,521,555
 Tobacco, food service & other       37,422,194              -             -       37,422,194
                                  -------------    -----------    ----------    -------------
Total external revenue              201,141,682      9,521,555             -      210,663,237
Depreciation                            231,766        120,319           456          352,541
Amortization                                  -          9,933             -            9,933
Operating income (loss)               2,812,633        811,374    (1,001,208)       2,622,799
Interest expense                        230,235        324,206       415,361          969,802
Income (loss) from continuing
 operations before taxes              2,589,985        498,470    (1,402,247)       1,686,208
Total assets                         73,379,656     11,302,023     6,976,532       91,658,211
Capital expenditures                    269,232         11,387             -          280,619

QUARTER ENDED DECEMBER 2006:
External revenue:
 Cigarettes                       $ 150,858,196    $         -    $        -    $ 150,858,196
 Confectionery                       13,438,708              -             -       13,438,708
 Health food                                  -      9,078,710             -        9,078,710
 Tobacco, beverage & other           35,990,535              -             -       35,990,535
                                  -------------    -----------    ----------    -------------
Total external revenue              200,287,439      9,078,710             -      209,366,149
Depreciation                            306,072        141,837             -          447,909
Amortization                                  -          9,934             -            9,934
Operating income (loss)               2,605,994        538,283      (912,929)       2,231,348
Interest expense                        299,080        386,555       583,027        1,268,662
Income (loss) from continuing
 operations before taxes                988,189        160,952      (155,374)         993,767
Total assets                         76,520,116     12,651,596     7,006,122       96,177,834
Capital expenditures                     90,505         80,304             -          170,809

/1/ Includes interest expense previously allocated to HNWC, intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations.


10.  CONTINGENCIES

Trinity Springs. Inc. / Crystal Paradise Holdings, Inc. Litigation
-----------------------------------------------------------------
The Company and its consolidated subsidiary, TSI, were involved in litigation regarding an April 24, 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), under which TSI acquired certain assets from Trinity Springs, Ltd. (which later changed its name to Crystal Paradise Holdings, Inc. ("CPH")). In September 2007, the Company signed a Mutual Release and

Settlement Agreement (the "Settlement Agreement") with CPH related to this litigation. The Settlement Agreement resulted in the mutual release and settlement of all outstanding and potential litigation and claims among and between minority shareholder plaintiffs, CPH, AMCON, TSI, and Defendant Directors with respect to the Asset Purchase Agreement and the related acquisition. The presiding Court approved the settlement and dismissed the related lawsuit with prejudice. The Company faces no further known liability from that lawsuit or settlement.

In exchange for (i) a full and complete release from CPH, (ii) cancellation of the promissory notes issued in connection with the original acquisition,
(iii) termination of the Asset Purchase Agreement and water royalty contained therein, and (iv) relinquishment of the TSI stock owned by CPH, (a) TSI issued a promissory note in the amount of $5.0 million to CPH, with interest accruing at 5% and secured by the assets currently held by TSI (the "New Note"), (b) AMCON amended and restated the existing Guaranty and Suretyship Agreement to substitute the New Note for the cancelled notes, and (c) TSI granted CPH an eleven-month option to purchase the assets of TSI. If CPH elects to exercise its purchase option, then CPH will cancel the New Note, including the obligation to pay any accrued interest. The purchase option may be extended for an additional seven months upon the discharge of all accrued interest during the initial option period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements:

   - increases in state and federal excise taxes on cigarette and tobacco products, including proposed legislation to renew and expand the State Children's Health Insurance Program ("SCHIP"), which would be largely funded through significant increases to federal excise taxes on cigarette and tobacco products
   - changing market conditions with regard to cigarettes,
   - changes in promotional and incentive programs offered by manufacturers,
   - the demand for the Company's products,
   - new business ventures,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our Form 10-K for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the first three months of fiscal 2008.

COMPANY OVERVIEW - FIRST FISCAL QUARTER 2008 (Q1 2008)

The following discussion and analysis includes the Company's results of operations from continuing operations for the three months ended December 2007 and 2006. Continuing operations are comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit (loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit from our discontinued operations have been aggregated and reported as income (loss) from discontinued operations and are not a component of the aforementioned continuing operations discussion.

During Q1 2008, the Company:

- experienced a $0.7 million increase in income from continuing operations before income taxes as compared to Q1 2007.

- reduced losses from discontinued operations, net of income taxes and excluding gains from asset disposals, by $0.2 million as compared to Q1 2007.

- recognized income from continuing operations per basic share of $1.76 and $0.96 for Q1 2008 and Q1 2007, respectively.

- recognized (loss) income from discontinued operations per basic share of ($0.18) and $1.21 for Q1 2008 and Q1 2007, respectively.

Wholesale Distribution Segment (ADC)
------------------------------------
Our wholesale distribution segment represents approximately 95% of the Company's consolidated sales. ADC serves approximately 4,000 retail outlets in the Great Plains and Rocky Mountain regions and is ranked as a top ten convenience store supplier according to Convenience Store News. While we provide our retailers with a broad selection of merchandise in all product categories, we remain largely dependent on cigarette sales, which account for approximately 74% of ADC total sales. ADC is also focused on growing its sales of non-tobacco products, which offer higher profit margins and greater revenue stream diversity.

The wholesale distribution industry (the "Industry") is mature and highly competitive. To differentiate itself, ADC leverages a number of strategies focused around providing market leading customer service programs and offering flexible delivery capabilities. These strategies have helped position ADC as a distributor of choice for both small independent retail outlets and multi-location retail outlets.

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

The Industry continues to experience significant changes driven by high fuel costs, increasing cigarette and tobacco excise taxes, the popularity of deep-discount cigarette brands, and consolidation within the Industry's customer base (particularly convenience stores and tobacco shops). Collectively, we expect these items will continue to pressure profit margins industry-wide and potentially diminish the Company's profits.

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

Retail Health Food Segment
--------------------------
AMCON's retail health food stores, which are operated as Chamberlin's Market & Cafe ("Chamberlin's" or "CNF") and Akin's Natural Foods Market ("Akin's" or "ANF"), offer thousands of different product selections to their customers. Chamberlin's, which was first established in 1935, is an award-winning and highly-acclaimed chain of six health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, and organic produce. Chamberlin's operates all of its stores in and around Orlando, Florida.


Akin's, established in 1935, is also an award winning chain of seven health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, and organic produce. Akin's has locations in Tulsa and Oklahoma City, Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka, Kansas.

The retail health food industry has experienced strong growth in recent years driven primarily by the demand for natural products and more health conscious consumers. Our retail health food segment has benefited from this trend, experiencing sales growth in many key product categories. Our management team continues to evaluate locations for new stores.

RESULTS OF OPERATIONS - Continuing Operations

SALES:
------

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

Sales by business segment for the three month period ended December 2007 and December 2006 are as follows (dollars in millions):

                                           Three months
                                          ended December
                                     ------------------------
                                                        Incr
                                      2007     2006    (Decr)
                                     ------  -------  -------
Wholesale distribution segment       $ 201.2  $ 200.3  $  0.9
Retail health food segment               9.5      9.1     0.4
                                     -------   ------- ------
                                     $ 210.7  $ 209.4  $  1.3
                                     =======  =======  ======


Sales - Q1 2008 vs. Q1 2007 (continuing operations)
---------------------------------------------------
Sales for Q1 2008 increased $1.3 million, or 0.6% as compared to Q1 2007. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.6 million and $3.9 million, for Q1 2008 and Q1 2007, respectively.

Sales from our wholesale distribution segment increased $0.9 million for the three months ended December 2007 as compared to the same period in the prior year. Growth in our tobacco, confectionary, food service, and other product sales accounted for a $2.1 million increase in sales during Q1 2008. This growth was partially offset by a $1.2 million decrease in cigarette sales.
                                  25

Significant items impacting Q1 2008 sales included the following items. Subsequent to the end of Q1 2007, several states imposed sizable increases in the excise taxes levied against cigarettes. Because excise taxes are passed on to our customers, the associated increase in our prices had the impact of increasing our Q1 2008 sales by approximately $6.3 million as compared to Q1 2007. Additionally, major cigarette manufacturers increased prices on a number of their brands subsequent to Q1 2007. The impact of these manufacturer price increases had the impact of increasing our Q1 2008 sales by approximately $4.8 million as compared to Q1 2007.

Offsetting these increases, was a decrease of approximately $12.3 million in sales primarily attributable to lower cigarette shipment volumes.
A significant portion of the decrease in cigarette volumes occurred in states in which excise taxes increases were imposed and consumption has decreased. The $2.1 million increase in tobacco, confectionary, food service and other product sales was primarily the result of price increases and changes in sales volumes.

Sales from our retail health food segment increased approximately $0.4 million, or 4.4%, in Q1 2008 as compared to Q1 2007. This increase was attributable to an increase in same store sales, primarily in our vitamin and supplement product categories.

Gross Profit - Q1 2008 vs. Q1 2007 (continuing operations)
----------------------------------------------------------
Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales.

Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.

Gross profit by business segment for the three month period ended
December 2007 and December 2006 is as follows (dollars in millions):


                                          Three months
                                         ended December
                                     ----------------------
                                                      Incr
                                      2007     2006  (Decr)
                                     ------  ------- ------
Wholesale distribution segment       $ 11.3  $ 11.5  $ (0.2)
Retail health food segment              3.9     3.6     0.3
                                     ------  ------  ------
                                     $ 15.2  $ 15.1  $  0.1
                                     ======  ======  ======



Gross profit - Q1 2008 vs. Q1 2007 (continuing operations)
----------------------------------------------------------
Overall gross profit for Q1 2008 increased $0.1 million, or 0.7% as compared to Q1 2007.

During Q1 2008, gross profit in our wholesale distribution segment decreased $0.2 million or 1.7% as compared to Q1 2007, primarily due to fluctuations in our product mix sold, promotional allowances received from manufacturers, and changes in unit volumes sold.

Gross profit for the retail health segment increased $0.3 million in Q1 2008 as compared to Q1 2007. Of this increase, approximately $0.2 million related to higher sales volume, with the remaining change resulting primarily from improved sales mix and lower throw out costs.

OPERATING EXPENSE - Q1 2008 vs. Q1 2007 (continuing operations)
---------------------------------------------------------------
Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance and professional fees.

Q1 2008 operating expenses decreased approximately $0.3 million as compared to Q1 2007. This decrease was primarily related to lower compensation, insurance, and equipment costs, partially offset by higher fuel costs.

INTEREST EXPENSE - Q1 2008 vs. Q1 2007 (continuing operations)
--------------------------------------------------------------
Interest expense for Q1 2008 decreased approximately $0.3 million as compared to Q1 2007. The decrease in interest expense in Q1 2008 was principally related to lower average prime interest rates and lower average borrowings as compared to the same period in the prior year.

The Company primarily borrows at the prime interest rate. On average, the Company's borrowing rates on variable rate debt were 0.73% lower and the average borrowings on variable rate debt were $8.8 million lower in Q1 2008 as compared to Q1 2007.

DISCONTINUED OPERATIONS - Q1 2008 vs. Q1 2007
---------------------------------------------
Discontinued operations include the residual assets, liabilities, and results of operations of TSI for the three months end December 2007, and TSI and HNWC for the three months ended December 2006. In October 2007, the Company successfully concluded its wind-down of HNWC at which time it classified HNWC's residual liabilities to continuing operations.

Income (loss) from discontinued operations totaled ($0.1) million in Q1 2008 as compared to $0.6 million in Q1 2007. The change in income (loss) from Q1 2008 to Q1 2007 is primarily attributable to a $1.6 million pre-tax gain realized in Q1 2007 in connection with the sale of HNWC's assets.


A summary of discontinued operations is as follows:

                                                   Three months ended     Three months ended
                                                      December 2007          December 2006
                                                   ------------------     ------------------
Sales                                                 $        -             $   862,647
Operating loss                                           (39,245)               (313,373)
Gain on disposal of discontinued operations,
 before income taxes /1/                                       -               1,562,588
Income tax (benefit) expense                             (59,000)                516,000
(Loss) income from discontinued operations               (95,995)                637,541



LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. In Q1 2008, the Company used cash of approximately $2.6 million for operating activities. Cash used during Q1 2008 was primarily related to inventory purchases and the pay down of accounts payable and accrued expenses, partially offset by changes in accounts receivable and deferred income tax balances, and adjustments for depreciation.

Our variability in cash flows from operating activities is dependent on the timing of inventory purchases and seasonal fluctuations. For example, periodically we have inventory "buy-in" opportunities which offer more favorable pricing terms. As a result, we may have to hold inventory for a period longer than the payment terms. This generates a cash outflow from operating activities which we expect to reverse in later periods. Additionally, during the warm weather months, which is our peak time of operations, we generally carry higher amounts of inventory to ensure high fill rates and maintain customer satisfaction.

Investing Activities. The Company used cash of approximately $0.3 million in Q1 2008 for investing activities, primarily related to capital expenditures for property, plant and equipment.

Financing Activities. The Company generated net cash proceeds of $2.4 million from financing activities during Q1 2008. Of this net change in cash, $2.5 million related to borrowings on the Company's credit facility and $0.1 million related to cash received on the exercise of stock options. These cash proceeds were offset by preferred stock dividend payments of $0.1 million and $0.1 million for principal payments on long-term debt.

Cash on Hand/Working Capital. At December 2007, the Company had cash on hand of $0.3 million and working capital (current assets less current liabilities) of $38.4 million. This compares to cash on hand of $0.7 million and working capital of $34.9 million as of September 2007.


TSI Financing
-------------
As previously disclosed, TSI has approximately $2.8 million in related party debt obligations, which are in default at December 2007. TSI has not obtained associated debt default waivers for the related party obligations.

In September 2007 AMCON and TSI settled all litigation with Crystal Paradise Holdings, Inc. ("CPH") regarding an April 24, 2004 Asset Purchase Agreement under which TSI acquired certain assets from CPH. No monetary exchanges between the Company and CPH were required under the settlement agreement.
The Company has recorded a $1.5 million pre-tax deferred gain in connection with the above settlement. This deferred gain has been classified as a component of noncurrent liabilities of discontinued operations in the Company's December 2007 condensed consolidated balance sheet. The deferred gain will be recognized upon the earlier of CPH's election to exercise its TSI asset purchase option or the expiration of the asset purchase option. With this final settlement, the Company does not expect its future cash flows to be significantly impacted by future litigation related to the April 24, 2004 Asset Purchase Agreement.

Contractual Obligations
-----------------------
There have been no significant changes to the Company's contractual obligations as set forth in the Company's Form 10-K for the fiscal period ended September 30, 2007.

CREDIT AGREEMENT
----------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with Bank of America (formerly LaSalle Bank)(the "Facility"). The significant terms of the Facility at December 2007 include:

   - A $55.0 million revolving credit limit, plus the outstanding balances on two term notes ("Term Note A" and "Term Note B") which totaled approximately $0.6 million at December 2007 for a total credit facility limit of $55.6 million at December 2007.

   - Bears interest at the bank's prime interest rate, except for Term Note B which bears interest at the bank's prime rate plus 2%.

   - Maturity and expiration dates for the Facility and Term Note A of April 2009.

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


The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows:

(a) $1,000,000 for the three months ending December 31, 2007 and December 31, 2008 and;
(b) $2,000,000 for the six months ending March 31, 2008, and March 31, 2009 and;
(c) $4,500,000 for the nine months ending June 30, 2008 and;
(d) $7,000,000 for the twelve months ending September 30, 2008

The Company was in compliance with the required debt service and minimum EBITDA covenants at December 2007.

The Company's maximum available credit limit of the revolving portion of the Facility was $48.7 million at December 2007, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances that are evaluated on a daily basis. At December 2007, the outstanding balance on the revolving portion of the Facility was $40.8 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 7.25% at December 2007.
Based on our collateral and loan limits as defined by the Facility agreement, the Company's excess availability under the Facility at December 2007 was approximately $7.9 million.

During Q1 2008, our peak borrowings under the Facility were $42.4 million and our average borrowings and average availability were $38.9 and $8.8 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on collateralized assets.

As a component of the credit agreement, the Company has two term notes, Term Note A and Term Note B, with Bank of America (formerly LaSalle Bank). Term Note A bears interest at the bank's prime rate (7.25% at December 2007) and is payable in monthly installments of $16,333. Term Note B bears interest at the bank's prime rate plus 2% (9.25% at December 2007) and is payable in monthly installments of $100,000. The outstanding balances on Term Note A and Term Note B were $0.5 million and $0.05 million, respectively, as of December 2007.

The Company's Chairman, Mr. William Wright, has personally guaranteed repayment of the Facility and the term loans. However, the amount of his guaranty related to the Facility is capped at $10.0 million and is automatically reduced by the amount of the repayment on Term Note B, which resulted in the guaranteed principal outstanding being reduced to approximately $5.1 million as of December 2007. AMCON pays Mr. Wright an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's, Akin's, HNWC, and TSI.


In July 2007, the Company and its subsidiary, The Beverage Group, Inc. ("TBG") entered into an agreement which settled outstanding litigation with Television Events and Marketing, Inc. ("TEAM"). As part of the settlement, AMCON became obligated to pay $187,500 in four equal quarterly installments of $46,875 beginning in January 2008 through October 2010, and $125,000 in four equal quarterly installments of $31,250 beginning in January 2011 through October 2011. The Company's Chairman, Mr. Wright, has personally guaranteed the payment obligation, which totaled approximately $0.7 million at December 2007. AMCON pays Mr. Wright an annual fee equal to 2% of the guaranteed principal in return for the personal guarantee.

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

OTHER
-----
AMCON has issued a letter of credit for $0.9 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt.
At December 2007, the Company had $41.4 million of variable rate debt outstanding with maturities through April 2009. The interest rate on this debt ranged from 7.25% to 9.25% at December 2007. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.3 million for each 1% change in our lender's prime interest rate.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to this item may be found in Note 10 to the condensed consolidated unaudited financial statements in Item 1, which is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" on Form 10-K for the fiscal year ended September 30, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

(a) Exhibits


10.1 Restricted Stock Award Agreement, dated December 6, 2007, between AMCON Distributing Company and Christopher H. Atayan (filed on December 12, 2007 as Exhibit 10.2 to our Company's current report on Form 8-K and incorporated herein by reference).

10.2 Restricted Stock Award Agreement, dated December 6, 2007, between AMCON Distributing Company and Eric J. Hinkefent (filed on December 12, 2007 as Exhibit 10.3 to our Company's current report on Form 8-K and incorporated herein by reference).

10.3 Restricted Stock Award Agreement, dated December 6, 2007, between AMCON Distributing Company and Andrew C. Plummer (filed on December 12, 2007 as Exhibit 10.4 to our Company's current report on Form 8-K and incorporated herein by reference).

10.4 Restricted Stock Award Agreement, dated December 6, 2007, between AMCON Distributing Company and Philip E. Campbell (filed on December 12, 2007 as Exhibit 10.5 to our Company's current report on Form 8-K and incorporated herein by reference).

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

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     January 16, 2008         /s/ Christopher H. Atayan
          ----------------         -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer and
                                    Vice Chairman


Date:     January 16, 2008         /s/ Andrew C. Plummer
          ----------------         -----------------------------
                                   Andrew C. Plummer,
                                   Chief Financial Officer and Principal
                                    Financial and Accounting Officer




