Form 10-Q
period 2008-03-31
AMCON DISTRIBUTING CO
filed 2008-04-18
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2008

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
                           Yes    X      No
                                 ----        ----
        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                      Accelerated filer
                                     ----                               ----

Non-accelerated filer (do not check          Smaller reporting company
(if a smaller reporting company)                                         X
                                     ----                               ----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                        Yes              No    X
                             ----             ----
The Registrant had 568,564 shares of its $.01 par value common stock outstanding as of April 14, 2008.

                                                                Form 10-Q
                                                                2nd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          March 31, 2008 (unaudited) and September 30, 2007               3

          Condensed consolidated unaudited statements of operations
          for the three and six months ended March 31, 2008
          and 2007                                                        4

          Condensed consolidated unaudited statements of cash flows
          for the six months ended March 31, 2008 and 2007                5

          Notes to condensed consolidated unaudited
          financial statements                                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     36

Item 4.   Controls and Procedures                                        36

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              36

Item 1A.  Risk Factors                                                   36

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    37

Item 3.   Defaults Upon Senior Securities                                37

Item 4.   Submission of Matters to a Vote of Security Holders            37

Item 5.   Other Information                                              37

Item 6.   Exhibits                                                       38





                                  2






PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                  March 31, 2008 and September 30, 2007
----------------------------------------------------------------------------------------------------
                                                                       March 2008         September
                                                                      (Unaudited)           2007
                                                                     ------------       ------------
ASSETS
Current assets:
  Cash                                                               $    503,006       $    717,554
  Accounts receivable, less allowance for doubtful
    accounts of $0.5 million and $0.3 million, respectively            21,741,714         27,848,938
  Inventories, net                                                     33,119,315         29,738,727
  Deferred income taxes                                                 1,478,222          1,446,389
  Current assets of discontinued operations                                 8,639             18,897
  Prepaid and other current assets                                      4,269,603          5,935,208
                                                                     ------------       ------------
     Total current assets                                              61,120,499         65,705,713

Property and equipment, net                                            11,302,945         11,190,768
Goodwill                                                                5,848,808          5,848,808
Other intangible assets, net                                            3,380,204          3,400,070
Deferred income taxes                                                   1,489,579          2,768,043
Non-current assets of discontinued operations                           2,057,033          2,057,033
Other assets                                                            1,460,690          1,093,150
                                                                     ------------       ------------
                                                                     $ 86,659,758       $ 92,063,585
                                                                     ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 13,682,453       $ 15,253,562
  Accrued expenses                                                      4,951,361          5,293,923
  Accrued wages, salaries and bonuses                                   1,913,187          2,202,594
  Income taxes payable                                                    235,683            367,773
  Current liabilities of discontinued operations                        4,090,624          4,035,863
  Current maturities of credit facility                                 3,046,000          3,046,000
  Current maturities of long-term debt                                    713,059            568,024
                                                                     ------------       ------------
     Total current liabilities                                         28,632,367         30,767,739

Credit facility, less current maturities                               30,483,506         35,808,180
Long-term debt, less current maturities                                 6,981,633          7,123,453
Noncurrent liabilities of discontinued operations                       6,542,310          6,542,310

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355
Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645          1,857,645
Series C cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,982,372          1,982,372

Commitments and contingencies (Note 10)

Shareholders' equity:
  Preferred stock, $0.01 par, 1,000,000 shares authorized,
    260,000 shares outstanding and issued in Series A, B and C
    referred to above                                                           -                  -
  Common stock, $.01 par value, 3,000,000 shares authorized,
    568,564 shares outstanding at March 2008 and 529,436
    shares outstanding at September 2007                                    5,686              5,295
  Additional paid-in capital                                            6,684,826          6,396,131
  Retained earnings (deficit)                                           1,051,058           (857,895)
                                                                     ------------       ------------
     Total shareholders' equity                                         7,741,570          5,543,531
                                                                     ------------       ------------
                                                                     $ 86,659,758       $ 92,063,585
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                  3

                                     AMCON Distributing Company and Subsidiaries
                              Condensed Consolidated Unaudited Statements of Operations
                             for the three and six months ended March 31, 2008 and 2007
---------------------------------------------------------------------------------------------------------
                                                   For the three months           For the six months
                                                       ended March                   ended March
                                            -----------------------------   -----------------------------
                                                 2008            2007            2008            2007
                                                             (As Restated                    (As Restated
                                                             -See Note 1)                     -See Note 1)
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of $46.3
 million and $48.4 million, and $97.9
 million and $98.0 million, respectively)   $ 190,411,670   $ 201,176,501   $ 401,074,907   $ 410,542,650
Cost of sales                                 174,669,957     185,928,473     370,137,346     380,200,349
                                            -------------   -------------   -------------   -------------
Gross profit                                   15,741,713      15,248,028      30,937,561      30,342,301
                                            -------------   -------------   -------------   -------------
Selling, general and administrative expenses   12,696,507      13,045,926      24,907,082      25,451,009
Depreciation and amortization                     339,809         456,204         702,283         914,047
                                            -------------   -------------   -------------   -------------
                                               13,036,316      13,502,130      25,609,365      26,365,056
                                            -------------   -------------   -------------   -------------
Operating income                                2,705,397       1,745,898       5,328,196       3,977,245
                                            -------------   -------------   -------------   -------------
Other expense (income):
 Interest expense                                 749,558       1,237,976       1,719,360       2,506,638
 Other (income), net                              (39,265)        (32,225)        (72,476)        (63,307)
                                            -------------   -------------   -------------   -------------
                                                  710,293       1,205,751       1,646,884       2,443,331
                                            -------------   -------------   -------------   -------------
Income from continuing operations
 before income tax expense                      1,995,104         540,147       3,681,312       1,533,914
Income tax expense                                728,000         208,000       1,369,000         591,000
                                            -------------   -------------   -------------   -------------
Income from continuing operations               1,267,104         332,147       2,312,312         942,914

Discontinued operations (Note 2)
 (Loss) gain on disposal of discontinued
  operations, net of income tax (benefit)
  expense of ($0.04) million and $0.6
  million, respectively                                 -         (66,498)              -         829,090

 Loss from discontinued operations,
  net of income tax (benefit) of ($0.1)
  million and ($0.1) million, and ($0.1)
  million and ($0.2) million, respectively        (97,445)       (124,283)       (193,440)       (382,330)
                                            -------------   -------------   -------------   -------------
(Loss) income on discontinued operations          (97,445)       (190,781)       (193,440)        446,760
                                            -------------   -------------   -------------   -------------
Net income                                      1,169,659         141,366       2,118,872       1,389,674
Preferred stock dividend requirements            (104,386)       (103,239)       (209,919)       (208,772)
                                            -------------   -------------   -------------   -------------
Net income available to common shareholders $   1,065,273   $      38,127   $   1,908,953   $   1,180,902
                                            =============   =============   =============   =============
  Basic earnings (loss) per share
   available to common shareholders:
    Continuing operations                   $        2.16   $        0.43   $        3.92   $        1.39
    Discontinued operations                         (0.18)          (0.36)          (0.36)           0.85
                                            -------------   -------------   -------------   -------------
  Net basic earnings per share
   available to common shareholders         $        1.98   $        0.07   $        3.56   $        2.24
                                            =============   =============   =============   =============
  Diluted earnings (loss) per share
   available to common shareholders:
    Continuing operations                   $        1.48   $        0.37   $        2.72   $        1.10
    Discontinued operations                         (0.11)          (0.27)          (0.23)           0.52
                                            -------------   -------------   -------------   -------------
  Net diluted earnings per share
   available to common shareholders         $        1.37   $        0.10   $        2.49   $        1.62
                                            =============   =============   =============   =============
Weighted average shares outstanding:
  Basic                                           537,064         527,062         535,473         527,062
  Diluted                                         851,370         694,431         850,314         856,590

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                                      4

                                  AMCON Distributing Company and Subsidiaries
                           Condensed Consolidated Unaudited Statements of Cash Flows
                               for the six months ended March 31, 2008 and 2007
---------------------------------------------------------------------------------------------------
                                                                           2008            2007
                                                                                       (As restated
                                                                                       -see Note 1)
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  2,118,872    $  1,389,674
  Deduct: (Loss) income from discontinued operations, net of tax           (193,440)        446,760
                                                                       ------------    ------------
  Income from continuing operations                                       2,312,312         942,914

  Adjustments to reconcile net income from
   continuing operations to net cash flows
    from operating activities:
     Depreciation                                                           682,417         894,180
     Amortization                                                            19,866          19,867
     (Gain) on sale of property and equipment                               (17,635)         (8,129)
     Stock based compensation                                               169,449           6,000
     Deferred income taxes                                                1,246,631         907,289
     Provision (benefit) for losses on doubtful accounts                    182,909         (50,195)
     Provision for losses on inventory obsolescence                          13,993          11,650

  Changes in assets and liabilities:
     Accounts receivable                                                  5,924,315       1,286,473
     Inventories                                                         (3,394,581)      1,478,717
     Prepaid and other current assets                                     1,665,605           3,730
     Other assets                                                          (367,540)        (34,474)
     Accounts payable                                                    (1,571,109)     (2,950,309)
     Accrued expenses and accrued wages, salaries and bonuses              (631,969)        (71,599)
     Income tax payable                                                    (132,090)        (19,582)
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations          6,102,573       2,416,532
Net cash flows from operating activities - discontinued operations         (128,421)     (1,962,255)
                                                                       ------------    ------------
Net cash flows from operating activities                                  5,974,152         454,277

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (543,156)       (211,340)
     Proceeds from sales of property and equipment                           43,821          17,675
                                                                       ------------    ------------
Net cash flows from investing activities - continuing operations           (499,335)       (193,665)
Net cash flows from investing activities - discontinued operations                -       3,965,394
                                                                       ------------    ------------
Net cash flows from investing activities                                   (499,335)      3,771,729

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on bank credit agreements                              (5,324,674)     (2,858,077)
     Dividends paid on preferred stock                                     (209,919)       (208,772)
     Proceeds from exercise of stock options                                119,637               -
     Principal payments on long-term debt                                  (274,409)       (288,570)
                                                                       ------------    ------------
Net cash flows from financing activities - continuing operations         (5,689,365)     (3,355,419)
Net cash flows from financing activities - discontinued operations                -        (789,874)
                                                                       ------------    ------------
Net cash flows from financing activities                                 (5,689,365)     (4,145,293)
                                                                       ------------    ------------
Net change in cash                                                         (214,548)         80,713

Cash, beginning of period                                                   717,554         481,138
                                                                       ------------    ------------
Cash, end of period                                                    $    503,006    $    561,851
                                                                       ============    ============




                                               5







Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                              $  1,832,447    $  2,530,779
 Cash paid during the period for income taxes                               136,458          99,050

Supplemental disclosure of non-cash information:
  Buyer's assumption of HNWC lease in connection with
  the sale of HNWC's assets - discontinued operations                             -        (225,502)
  Acquisition of equipment through capital leases                           277,624               -

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

For purposes of this report, unless the context indicates otherwise, all references to "we", "us", "our", "Company", and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The wholesale distribution segment of our Company will be separately referred to as "ADC". Additionally, the three month fiscal period ended March 31, 2008 and March 31, 2007 have been referred to throughout this quarterly report as Q2 2008 and Q2 2007, respectively. March 31, 2008, March 31, 2007, and September 30, 2007 have been referred to as March 2008, March 2007, and September 2007, respectively.

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

The results of implementing FIN 48 identified no unrecognized tax benefits and did not impact the Company's financial statements. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the condensed consolidated statements of operations. There were no material changes to unrecognized tax benefits, interest, or penalties for the three and six month periods ended March 31, 2008 and the Company does not anticipate any such material changes during the next twelve months. The Company files income tax returns in the U.S. and various states. The tax years 2004 and forward remain open under U.S. and state statutes.

Last-In First-Out (LIFO) Inventory Valuation Method
---------------------------------------------------
As previously disclosed in the Company's Fiscal 2007 Annual Report on Form 10-K, during the fourth quarter of fiscal 2007, the Company changed its inventory valuation method from the Last-In First-Out (LIFO) method to the First-In First-Out (FIFO) method. As required by U.S. generally accepted accounting principles, this change in accounting principle was reflected in the Company's financials statements through the retroactive application of the FIFO method and the restatement of prior fiscal periods, including the three and six month periods ended March 2007, which is included within this quarterly report on Form 10-Q.

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

2.  DISPOSITION

Trinity Springs, Inc. (TSI)
---------------------------
During fiscal 2006, the Company discontinued the operations of Trinity Springs, Inc. ("TSI"), which operated a water bottling facility in Idaho, due to recurring losses, a lack of capital resources to sustain operations, and the litigation discussed in Note 10.

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

The Settlement Agreement also restructured the Company's obligations arising from the Asset Purchase Agreement with CPH totaling approximately $6.5 million into a new $5.0 million note payable to CPH. The $5.0 million note payable, plus accrued interest at 5.0%, is due in September 2012, if the option discussed below is not exercised by CPH. Items restructured into the $5.0 million note payable included CPH's minority interest in TSI, water royalties payable to CPH, notes payable to CPH, and accrued interest payable to CPH. Additionally, the Settlement Agreement provided CPH with an option to purchase TSI's assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. The option expires in August 2008 and can be extended for an additional seven months at CPH's election. If CPH elects to exercise its purchase option, then CPH will cancel the $5.0 million note payable, including the obligation to pay any accrued interest. Further, if CPH elects to exercise the additional seven month purchase option, CPH must also discharge all interest which accrued during the initial option period.

No monetary exchanges between the Company and CPH were required under the Settlement Agreement. The Company has recorded a $1.5 million pre-tax deferred gain in connection with the above settlement. This deferred gain has been classified as a component of noncurrent liabilities of discontinued operations in the Company's Condensed Consolidated Balance Sheet. The deferred gain will be recognized upon the earlier of CPH's election to exercise its TSI asset purchase option or the expiration of the asset purchase option.

Hawaiian Natural Water Company, Inc. (HNWC)
-------------------------------------------
Hawaiian Natural Water Company, Inc. ("HNWC"), which was headquartered in Pearl City, Hawaii, bottled, marketed and distributed Hawaiian natural artesian water, purified water and other limited production co-packaged products, in Hawaii, the mainland and foreign markets.

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

A summary of discontinued operations is as follows:


                                                Three months ended               Six months ended
                                                      March                            March
                                            -------------------------      ---------------------------
                                                2008 /1/    2007 /2/          2008 /1/        2007 /2/
                                            -----------   -----------      ------------   ------------
Sales                                       $         -   $         -      $          -   $    862,647
Operating loss /3/                              (42,695)     (112,305)          (81,940)      (425,677)
(Loss) gain on disposal of discontinued
 operations, before income taxes                      -      (107,255)                -      1,455,333
Income tax (benefit) expense                    (59,000)     (120,000)         (118,000)       396,244
(Loss) income from discontinued operations      (97,445)     (190,781)         (193,440)       446,760


/1/ Includes the results for operations of TSI.

/2/ Includes the results of operations for TSI and HNWC. The residual assets and liabilities of HNWC were classified as continuing operations in October 2007 (Q1 2008).

/3/ Operating loss is before interest expense on discontinued operations.


The carrying amounts (net of allowances) of the major classes of assets and liabilities included in discontinued operations are as follows (in millions):

                                                            March               September
                                                           2008 /1/              2007 /2/
                                                          ----------            ----------
Fixed assets - Total noncurrent assets of
 discontinued operations                                  $      2.1            $      2.1
                                                          ==========            ==========

Accounts payable                                          $      0.6            $      0.7
Accrued expenses                                                 0.7                   0.5
Current portion of long-term debt due related party /3/          2.8                   2.8
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      4.1            $      4.0
                                                          ==========            ==========

Deferred gain on CPH settlement                           $      1.5            $      1.5
Long-term debt, less current portion                             5.0                   5.0
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      6.5            $      6.5
                                                          ==========            ==========

/1/ Includes the assets and liabilities of TSI.

/2/ Includes the assets and liabilities for TSI and HNWC. HNWC was classified to continuing operations in October 2007 (Q1 2008).

/3/ TSI's related party debt obligations were in default at March 2008 and September 2007. TSI has not obtained associated debt default waivers for the related party obligations and accordingly has classified these obligations as current liabilities of discontinued operations.


3.  CONVERTIBLE PREFERRED STOCK

The Company had three series of Convertible Preferred Stock outstanding at March 2008 as identified in the following table:

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


The Series A Convertible Preferred Stock ("Series A"), Series B Convertible Preferred Stock ("Series B"), and Series C Convertible Preferred Stock ("Series C"), collectively (the "Preferred Stock"), are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of preferred shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion prices for the Preferred Stock are subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends for the Preferred Stock are payable in arrears, when, as and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year.

In the event of a liquidation of the Company, the holders of the Preferred Stock, are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The Preferred Stock also contain redemption features which trigger based on certain circumstances such as a change of control, bankruptcy, or minimum ownership thresholds in AMCON by Mr. William Wright ("Mr. Wright") and his family. Mr. Wright is AMCON's founder, largest common shareholder, and a Company director. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Company's credit facility prohibits the redemption of the Series A and Series B. Series C is only redeemable so long as no event of default is in existence at the time of, or would occur after giving effect to, any such redemption, and the Company has excess availability under the credit facility of not less than $2.0 million after giving effect to any such redemption.

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group beneficially own approximately 40% of the outstanding common stock at March 2008. Mr. Wright beneficially owns 24% of the outstanding common stock without giving effect to shares owned by his adult children. There is a substantial identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to seek optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright and a private equity firm (Draupnir, LLC) of which Mr. Hobbs, a director of the Company, is a member. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, AMCON's Chief Executive Officer and Chairman of the Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is a subsidiary of Draupnir, LLC (the owner of Series A). Mr. Hobbs is also a Member of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that the Series A, Series B or Series C Preferred Stock will become redeemable in the foreseeable future.
                                  12


4.  INVENTORIES

Inventories consisted of the following at March 2008 and September 2007:

                                  March        September
                                  2008            2007
                              ------------    ------------
      Finished goods          $ 33,119,315    $ 29,738,727
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

Inventory also included total reserves of approximately $0.5 million at March 2008 and September 2007. These reserves include the Company's obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:


                                                           March         September
                                                           2008            2007
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    1,912,877       1,912,877
                                                       ------------    ------------
                                                       $  5,848,808    $  5,848,808
                                                       ============    ============

Other intangible assets of the Company consisted of the following:

                                                           March         September
                                                           2008            2007
                                                       ------------    ------------
Trademarks and tradenames                              $  3,373,269    $  3,373,269
Favorable leases (less accumulated
 amortization of $479,065 and $459,199)                       6,935          26,801
                                                       ------------    ------------
                                                       $  3,380,204    $  3,400,070
                                                       ============    ============


Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year.

Amortization expense for intangible assets that are considered to have finite lives was approximately $9,900 for three months ended March 2008 and March 2007 and $19,800 for the six months ended March 2008 and March 2007.

Amortization expense related to intangible assets held at March 2008 for each of the five years subsequent to September 30, 2007 is estimated as follows:

                                 Fiscal     Fiscal      Fiscal     Fiscal     Fiscal
                                 2008/1/     2009        2010       2011       2012
                               ---------   ---------   --------   --------   --------
Favorable leases                   7,000           -          -          -          -
                               =========   =========   ========   ========   ========

/1/ Represents amortization expense of intangible assets with finite lives for the remaining six months of Fiscal 2008.

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

Stock options and potential common stock outstanding at March 2008 and March 2007 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 12,279 for the three and six months ended March 2008, and 183,862 and 20,245 for the three and six months ended March 2007, respectively. The average exercise price of anti-dilutive options and potential common stock was $44.09 for the three and six months ended March 2008, and $28.74 and $38.74 for the three and six months ended March 2007, respectively.



                                                 For the three months ended March
                                      ------------------------------------------------------
                                                2008                           2007
                                      -------------------------     ------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------  -----------
1.  Weighted average common
     shares outstanding                   537,064       537,064         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock /1/                        -       314,306               -      167,369
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   537,064       851,370         527,062      694,431
                                      ===========   ===========     ===========  ===========

4.  Income from continuing operations $ 1,267,104   $ 1,267,104     $   332,147  $   332,147
     Deduct: preferred stock
     dividend requirements /2/           (104,386)            -        (103,239)     (73,239)
                                      -----------   -----------     -----------  -----------
                                        1,162,718     1,267,104         228,908      258,908
                                      ===========   ===========     ===========  ===========
5.  Loss from discontinued
     operations                       $   (97,445)  $   (97,445)    $  (190,781) $  (190,781)
                                      ===========   ===========     ===========  ===========
6.  Net income available
     to common shareholders           $ 1,065,273   $ 1,169,659     $    38,127  $    68,127
                                      ===========   ===========     ===========  ===========
7.  Income per share from
     continuing operations            $      2.16   $      1.48     $      0.43  $      0.37
                                      ===========   ===========     ===========  ===========
8.  Loss per share from
     discontinued operations          $     (0.18)  $     (0.11)    $     (0.36) $     (0.27)
                                      ===========   ===========     ===========  ===========
9.  Net earnings per share
     available to common shareholders $      1.98   $      1.37     $      0.07  $      0.10
                                      ===========   ===========     ===========  ===========


/1/ Diluted earnings per share calculation includes all stock options, Convertible Preferred Stock, and restricted stock deemed to be dilutive.

/2/ Diluted earnings per share calculation excludes dividend payments for Convertible Preferred Stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.




                                                 For the Six months ended March
                                      ------------------------------------------------------
                                                2008                           2007
                                      -------------------------     ------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------  -----------
1.  Weighted average common
     shares outstanding                   535,473       535,473         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock /1/                        -       314,841               -      329,528
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   535,473       850,314         527,062      856,590
                                      ===========   ===========     ===========  ===========
4.  Income from
     continuing operations            $ 2,312,312   $ 2,312,312     $   942,914  $   942,914
     Deduct: preferred stock
     dividend requirements /2/           (209,919)            -        (208,772)           -
                                      -----------   -----------     -----------  -----------
                                        2,102,393     2,312,312         734,142      942,914
                                      ===========   ===========     ===========  ===========
5.  (Loss) income from
     discontinued operations          $  (193,440)  $  (193,440)    $   446,760  $   446,760
                                      ===========   ===========     ===========  ===========
6.  Net income available
     to common shareholders           $ 1,908,953   $ 2,118,872     $ 1,180,902  $ 1,389,674
                                      ===========   ===========     ===========  ===========
7.  Income per share from
     continuing operations            $      3.92   $      2.72     $      1.39  $      1.10
                                      ===========   ===========     ===========  ===========
8.  (Loss) income per share from
     discontinued operations          $     (0.36)  $     (0.23)    $      0.85  $      0.52
                                      ===========   ===========     ===========  ===========
9.  Net earnings per share
     available to common shareholders $      3.56   $      2.49     $      2.24  $      1.62
                                      ===========   ===========     ===========  ===========


/1/ Diluted earnings per share calculation includes all stock options, Convertible Preferred Stock, and restricted stock deemed to be dilutive.

/2/ Diluted earnings per share calculation excludes dividend payments for Convertible Preferred Stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.




7.  DEBT

Credit Agreement
----------------
The Company has a credit agreement with Bank of America (formerly LaSalle
Bank)(the "Facility"), which includes the following significant terms:

   - A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A, discussed below, for a total credit facility limit of $55.5 million at March 2008. As a component of the credit agreement, the Company has a term note ("Term Note A") with Bank of America (formerly LaSalle Bank). Term Note A bears interest at the bank's prime rate and is payable in monthly installments of $16,333. Term Note A had an outstanding balance of approximately $0.5 million at March 2008.

   - Bears interest at the bank's prime interest rate.

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

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows:

(a) $1,000,000 for the three months ending December 31, 2008
(b) $2,000,000 for the six months ending March 31, 2008, and March 31, 2009 and;
(c) $4,500,000 for the nine months ending June 30, 2008 and;
(d) $7,000,000 for the twelve months ending September 30, 2008

The Company was in compliance with the required debt service and minimum EBITDA covenants at March 2008.

At March 2008, the available credit on the revolving portion of the Facility, including accounts receivable and inventory limitations, was $42.0 million and the outstanding balance was $33.1 million. The Facility bears interest at the bank's prime rate, which was 5.25% as of March 2008 and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.


As discussed further in Item 2 - "Liquidity and Capital Resources",
Mr. William Wright, the Company's founder, largest common shareholder, and a Company director has personally guaranteed a note payable issued in conjunction with the July 2007 Television Events and Marketing, Inc. ("TEAM") litigation settlement. AMCON pays Mr. Wright an annual fee equal to 2% of the guaranteed principal in return for his personal guarantee. The amount guaranteed in connection with this settlement at March 2008 was approximately $0.6 million. This guarantee is secured by a pledge of the shares of Chamberlin's, Akin's, HNWC, and TSI.

Mr. Wright also formerly guaranteed the repayment of the Facility and Term Note A, up to a maximum of $10.0 million, in exchange for a 2% annual fee of the guaranteed principal. In March 2008, this personal guarantee was cancelled as it was no longer required by the Facility's lender, Bank of America. The Company paid Mr. Wright approximately $0.1 million related to this personal guarantee for the fiscal year 2007.

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

8.  STOCK PLANS

Stock Options
-------------
Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan ("the Stock Option Plan") which provided the Compensation Committee of the Board of Directors authorization to grant incentive stock options and non-qualified stock options, pursuant to the Stock Option Plan, of up to 550,000 shares. No shares have been issued under the Stock Option Plan since the end of fiscal 2003 and all associated compensation expense has been fully amortized.


In April 2007, the Company's shareholders approved the award of 25,000 non-qualified stock options to Christopher Atayan, Chief Executive Officer ("CEO"), Chairman, and a director of the Company. The stock options vest in equal installments over a three year period, have an exercise price of $18.00 per share, and had a fair value of approximately $347,000 at the date of shareholder approval, using the Black-Scholes option pricing model. At March 2008, 8,333 of the stock options had vested.

The following assumptions were used in connection with the Black-Scholes option pricing calculation:

                                Stock Option Pricing Assumptions
                              --------------------------------
                                     April 2007 Awards
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


Options issued and outstanding to management employees pursuant to the Stock Option Plan and the April 2007 stock option award to the Company's CEO are summarized as follows:

                                         Number of      Number        Aggregate
        Date         Exercise Price       Options     Exercisable  Intrinsic Value
                                        Outstanding                  March 2008
     -----------------------------------------------------------------------------
     Fiscal  1999   $ 45.68 - $ 51.14       6,591         6,591               -
     Fiscal  2000       $ 34.50             3,123         3,123               -
     Fiscal  2003       $ 28.80             3,212         3,212           6,617
     Fiscal  2007       $ 18.00            25,000         8,333         321,500
                                           ------        ------        --------
                                           37,926        21,259        $328,117
                                           ======        ======        ========

At March 2008, there were 4,236 fully vested and exercisable options issued to outside directors, outside of the Stock Option Plan, as summarized below:

                                          Number of      Number        Aggregate
         Date         Exercise Price       Options     Exercisable  Intrinsic Value
                                         Outstanding                  March 2008
-----------------------------------------------------------------------------------
     Fiscal  1999   $ 36.82 - $ 49.09       2,568         2,568               -
     Fiscal  2002       $ 26.94               834           834           3,269
     Fiscal  2003       $ 28.26               834           834           2,168
                                           ------        ------        --------
                                            4,236         4,236        $  5,437
                                           ======        ======        ========

The following summarizes stock options outstanding at March 2008:

                                                                                      Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1999 Options  $36.82-$51.14     9,159        1.13 years          $47.35           9,159         $47.35
2000 Options     $34.50         3,123        2.15 years          $34.50           3,123         $34.50
2002 Options     $26.94           834        4.37 years          $26.94             834         $26.94
2003 Options  $28.26-$28.80     4,046        4.74 years          $28.69           4,046         $28.69
2007 Options     $18.00        25,000        9.05 years          $18.00           8,333         $18.00
                               ------                            ------          ------         ------
                               42,162                            $26.80          25,495         $32.56
                               ======                            ======          ======         ======

The following is a summary of the activity of the stock plans during the quarter ended March 2008.

                                          March 2008
                                      -----------------
                                               Weighted
                                       Number  Average
                                         of    Exercise
                                       Shares   Price
                                      -----------------
Outstanding at beginning of period      42,296   $26.86

   Granted                                   -        -
   Exercised                                 -        -
   Forfeited/Expired                      (134)   45.92
                                      -----------------
Outstanding at end of period            42,162   $26.80
                                      =================

Options exercisable at end of period    25,495
                                      ========

The Company's stock options have varying vesting schedules, ranging up to five years and expire ten years after the date of grant. Net income before incomes taxes included stock option compensation expense of approximately $29,000 and $58,000 for the three and six months ended March 2008, and $3,000 and $6,000 for three and six months ended March 2007. Total unamortized compensation expense related stock to options totaled approximately $232,000 at March 2008.

Omnibus Plan
------------
The Company's 2007 Omnibus Incentive Plan ("the Omnibus Plan") provides for equity incentives that are intended to encourage employees of the Company to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company's common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares and dividend share awards payable in the form of common stock or cash.


Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards summarized below:

                                    Restricted Stock /1/     Restricted Stock /2/
                                    --------------------     --------------------
Date of award:                        December 6, 2007         January 29, 2008
Number of shares:                              24,000                   7,500
Service period:                             34 months               36 months
Estimated fair value of
 award at grade date/3/:                     $963,000                $229,000
Intrinsic value at March 2008:               $740,640                $231,450


/1/ Award vests one-third on October 16, 2008, one-third on October 16, 2009, and one-third on October 16, 2010.

/2/ Award vests one-third on January 29, 2009, one-third on January 29, 2010, and one-third on January 29, 2011.

/3/ Amount is net of estimated forfeitures.


There is no direct cost to the recipients of the restricted stock awards, except for any applicable taxes. The restricted stock held by recipients are entitled to full voting rights and the customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company's common stock. All cash dividends and/or distributions payable to restricted stock recipients will be held in escrow until all the conditions of vesting have been met.

The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before incomes taxes included compensation expense of $98,000 and $112,000 for the three and six months ended March 2008. Total unamortized compensation expense related to restricted stock awards at March 2008 was approximately $1,080,000.

The following summarizes restricted stock activity under the Omnibus Plan for the three months ended March 2008:

                                         March 2008
                               ----------------------------
                                 Number    Weighted Average
                                   of         Grant Date
                                 Shares       Fair Value
                               ----------------------------
Nonvested restricted stock
 at beginning of period          24,000         $42.50
Granted                           7,500         $32.67
Vested/Issued                         -              -
Forfeited/Expired                     -              -
                               ----------------------------
Nonvested restricted stock
  at end of period               31,500         $40.14
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

                                   Wholesale
                                  Distribution       Retail        Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
THREE MONTHS ENDED MARCH 2008:
External revenue:
 Cigarettes                       $ 132,066,675    $         -    $        -    $ 132,066,675
 Confectionery                       13,513,561              -             -       13,513,561
 Health food                                  -     10,529,463             -       10,529,463
 Tobacco, food service & other       34,301,971              -             -       34,301,971
                                  -------------    -----------    ----------    -------------
Total external revenue              179,882,207     10,529,463             -      190,411,670
Depreciation                            242,555         86,824           497          329,876
Amortization                                  -          9,933             -            9,933
Operating income (loss)               2,321,460      1,377,648      (993,711)       2,705,397
Interest expense                        181,730        258,320       309,508          749,558
Income (loss) from continuing
 operations before taxes              2,152,385      1,131,587    (1,288,868)       1,995,104
Total assets                         68,732,684     11,680,923     6,246,151       86,659,758
Capital expenditures                    138,238        124,299             -          262,537


THREE MONTHS ENDED MARCH 2007:
External revenue:
 Cigarettes                       $ 143,291,673    $         -    $        -    $ 143,291,673
 Confectionery                       13,485,184              -             -       13,485,184
 Health food                                  -      9,812,607             -        9,812,607
 Tobacco, food service & other       34,587,037              -             -       34,587,037
                                  -------------    -----------    ----------    -------------
Total external revenue              191,363,894      9,812,607             -      201,176,501
Depreciation                            307,568        138,703             -          446,271
Amortization                                  -          9,933             -            9,933
Operating income (loss)               2,226,141        994,113    (1,474,356)       1,745,898
Interest expense                        282,711        373,975       581,290        1,237,976
Income (loss) from continuing
 operations before taxes              1,953,878        630,800    (2,044,531)         540,147
Total assets                         70,416,127     12,295,312     8,095,107       90,806,546
Capital expenditures                     33,251          7,280             -           40,531



/1/ Includes intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations.



                                   Wholesale
                                  Distribution       Retail        Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
SIX MONTHS ENDED MARCH 2008:
External revenue:
 Cigarettes                       $ 281,678,206    $         -    $        -    $ 281,678,206
 Confectionery                       27,621,518              -             -       27,621,518
 Health food                                  -     20,051,018             -       20,051,018
 Tobacco, food service & other       71,724,165              -             -       71,724,165
                                  -------------    -----------    ----------    -------------
Total external revenue              381,023,889     20,051,018             -      401,074,907
Depreciation                            474,320        207,143           954          682,417
Amortization                                  -         19,866             -           19,866
Operating income (loss)               5,134,092      2,189,022    (1,994,918)       5,328,196
Interest expense                        411,965        582,526       724,869        1,719,360
Income (loss) from continuing
 operations before taxes              4,742,370      1,630,057    (2,691,115)       3,681,312
Total assets                         68,732,684     11,680,923     6,246,151       86,659,758
Capital expenditures                    407,470        135,686             -          543,156

SIX MONTHS ENDED MARCH 2007:
External revenue:
 Cigarettes                       $ 294,149,869    $         -    $        -    $ 294,149,869
 Confectionery                       26,923,892              -             -       26,923,892
 Health food                                  -     18,891,317             -       18,891,317
 Tobacco, food service & other       70,577,572              -             -       70,577,572
                                  -------------    -----------    ----------    -------------
Total external revenue              391,651,333     18,891,317             -      410,542,650
Depreciation                            613,640        280,540             -          894,180
Amortization                                  -         19,867             -           19,867
Operating income (loss)               4,832,135      1,532,396    (2,387,286)       3,977,245
Interest expense                        581,791        760,530     1,164,317        2,506,638
Income (loss) from continuing
 operations before taxes              4,265,256        791,752    (3,523,094)       1,533,914
Total assets                         70,416,127     12,295,312     8,095,107       90,806,546
Capital expenditures                    123,756         87,584             -          211,340


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements:

   - increases in state and federal excise taxes on cigarette and tobacco products, including proposed legislation to renew and expand the State Children's Health Insurance Program ("SCHIP"), which would be largely funded through significant increases to federal excise taxes on cigarette and tobacco products
   - changing market conditions with regard to cigarettes,
   - changes in promotional and incentive programs offered by manufacturers,
   - credit risk associated with the Company's wholesale segment customers,
   - future availability of capital,
   - the demand for the Company's products,
   - new business ventures,
   - domestic regulatory and legislative risks,
   - competition,
   - poor weather conditions,
   - increases in fuel prices,
   - collection of guaranteed amounts,
   - other risks over which the Company has little or no control, and
   - any other factors not identified herein could also have such an effect.


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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our Form 10-K for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the six months ended March 2008.

COMPANY OVERVIEW - SECOND FISCAL QUARTER 2008 (Q2 2008)

The following discussion and analysis includes the Company's results of operations from continuing operations for the three and six months ended March 2008 and March 2007. Continuing operations are comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit
(loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit from our discontinued operations have been aggregated and reported as income (loss) from discontinued operations and are not a component of the aforementioned continuing operations discussion.

During Q2 2008, the Company:

- experienced a $1.5 million increase in income from continuing operations before income taxes as compared to Q2 2007.

- recognized income from continuing operations per basic share of $2.16 and $0.43 for the three months ended March 2008 and March 2007, respectively, and $3.92 and $1.39 for the six months ended March 2008 and March 2007, respectively.

- recognized (loss) income from discontinued operations per basic share of ($0.18) and ($0.36) for the three months ended March 2008 and March 2007, respectively, and ($0.36) and $0.85 for the six months ended March 2008 and March 2007, respectively.


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

The Industry continues to experience significant changes driven by high fuel costs, higher excise taxes, the popularity of deep-discount cigarette brands, and consolidation within the Industry's customer base (particularly convenience stores and tobacco shops). Collectively, we expect these items will continue to pressure profit margins industry-wide and potentially diminish the Company's profits.

To capitalize on the industry-wide changes mentioned above, ADC aggressively manages its cost structure, heavily leverages inventory management strategies, and deploys new technologies and automation tools where possible. These actions have allowed ADC to maintain competitive pricing and position itself to capture new business, sell new services to our existing customers, explore acquisition opportunities, and further penetrate the convenience store market.

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

Sales by business segment for the three and six month periods ended March 2008 and March 2007 are as follows (dollars in millions):

                                           Three months                  Six months
                                           ended March                   ended March
                                     -----------------------      ------------------------
                                                       Incr.                         Incr.
                                      2008     2007   (Decr)       2008     2007    (Decr)
                                     ------   ------  ------      ------   ------   ------
Wholesale distribution segment       $179.9   $191.4  $(11.5)     $381.1   $391.6   $(10.5)
Retail health food segment             10.5      9.8     0.7        20.0     18.9      1.1
                                     ------   ------  ------      ------   ------   ------
                                     $190.4   $201.2  $(10.8)     $401.1   $410.5   $ (9.4)
                                     ======   ======  ======      ======   ======   ======

SALES - Q2 2008 vs. Q2 2007 (continuing operations)
---------------------------------------------------
Sales for Q2 2008 decreased $10.8 million, or 5.4%, as compared to Q2 2007. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.8 million and $4.0 million, for Q2 2008 and Q2 2007, respectively.

Sales in our wholesale distribution segment ("wholesale") decreased
$11.5 million, or 6.0%, in Q2 2008 as compared to Q2 2007. This change included a $11.2 million decrease in sales, primarily due to lower cigarette sales, and a $0.3 million net decrease in our other product categories sales (tobacco, beverages, candy, grocery, health & beauty products, and food service).

Significant items impacting our Q2 2008 wholesale segment sales included:

- $3.3 million increase in cigarette sales due to higher excise taxes.

- $1.8 million increase in cigarette sales due to prices increases implemented by major manufacturers.

- $16.3 million decrease in sales, primarily the result of a 11.1% decrease in cigarette shipment volumes.

- $0.3 million net decrease in our other product category sales, primarily the result of lower sales volumes.

Rising fuel prices and weakening economic conditions have generally impacted discretionary spending, which has had the impact of reducing sales. In addition, recent legislative actions, including smoking bans and higher cigarette excise taxes, and a general decline in the number of cigarette consumers, has negatively impacted our sales of cigarettes.

Sales from our retail health food segment increased approximately $0.7 million, or 7.1%, in Q2 2008 as compared to Q2 2007. Sales growth has been achieved in most product categories. We believe this growth is largely attributable to the continuing popularity of vitamin supplements and natural food products among more health conscious consumers. We continue to capitalize on this trend with more targeted promotional insert programs and recent online efforts.

SALES - Six Months Ended March 2008 (continuing operations)
-----------------------------------------------------------
Sales for the six month period ended March 2008 decreased $9.4 million, or 2.3%, as compared to the same prior year period. Sales for the six months ended March 2008 and 2007, were net of costs associated with sales incentives provided to retailers, totaling $7.3 million and $7.9 million, respectively.

Sales from our wholesale segment decreased $10.5 million for the six months ended March 2008 as compared to the same prior year period. This change included a $12.3 million decrease in sales primarily related to lower cigarette sales, partially offset by a $1.8 million net increase in our other product categories sales (tobacco, beverages, candy, grocery, health & beauty products, and food service).

Significant items impacting wholesale segment sales for the six months ended March 2008 included:

- $9.6 million increase in cigarette sales due to higher excise taxes.

- $6.5 million increase in cigarette sales due to prices increases implemented by major manufacturers.

- $28.4 million decrease in sales, primarily the result of a 9.9% decrease in cigarette shipment volumes.

- $1.8 million net increase in our other product category sales, primarily the result of higher tobacco and food service sales, partially offset by lower sales in our beverage category.


Rising fuel prices and weakening economic conditions have generally impacted discretionary spending, which has had the impact of reducing sales. In addition, recent legislative actions, including smoking bans and higher cigarette excise taxes, and a general decline in the number of cigarette consumers, has negatively impacted our sales of cigarettes.

Sales from our retail health food segment increased approximately $1.1 million, or 5.8%, for the six month period ended March 2008, as compared to the same prior year period. Sales growth has been achieved in most product categories. We believe this growth is largely attributable to the continuing popularity of vitamin supplements and natural food products among more health conscious consumers. We continue to capitalize on this trend with more targeted promotional insert programs and recent online efforts.

GROSS PROFIT - Q2 2008 vs. Q2 2007 (continuing operations)
----------------------------------------------------------
Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales.

Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.

Gross profit by business segment for the three and six month periods ended March 2008 and March 2007 are as follows (dollars in millions):

                                           Three Months                Six Months
                                           ended March                ended March
                                     -----------------------     -----------------------
                                                       Incr                        Incr
                                      2008     2007   (Decr)      2008     2007   (Decr)
                                     ------   ------  ------     ------  -------  ------
Wholesale distribution segment       $ 11.2   $ 11.1  $  0.1      $22.5  $  22.7  $ (0.2)
Retail health food segment              4.5      4.1     0.4        8.4      7.6     0.8
                                     ------   ------  ------     ------  -------  ------
                                     $ 15.7   $ 15.2  $  0.5     $ 30.9  $  30.3  $  0.6
                                     ======   ======  ======     ======  =======  ======


GROSS PROFIT - Q2 2008 vs. Q2 2007 (continuing operations)
----------------------------------------------------------
Overall gross profit for Q2 2008 increased $0.5 million, or 3.3%, as compared to Q2 2007.

Gross profit in our wholesale segment increased $0.1 million, or 1.0%, as compared to the same prior year period. During Q2 2008, our wholesale gross profit benefited by approximately $0.9 million as a result of price increases and higher manufacturer promotional allowances. These items were partially offset by a $0.6 million reduction in benefits received from cigarette excise tax increases, as compared to Q2 2007. The remaining change in gross profit is primarily attributable to lower cigarette shipment volumes, offset by fluctuations in our product mix sold.


Gross profit for the retail health segment increased $0.4 million in Q2 2008 as compared to Q2 2007. Of this increase, approximately $0.3 million related to higher sales volume and improved sales mix, with the remaining change primarily attributable to higher vendor allowances.

GROSS PROFIT - Six months ended March 2008 (continuing operations)
------------------------------------------------------------------
Overall gross profit for the six months ended March 2008 increased $0.6 million, or 2.0%, as compared to the same prior year period.

Gross profit in our wholesale segment decreased $0.2 million, or 1.0%, for the six month period ended March 2008, as compared to the same period in the prior year. During Q2 2008, our wholesale gross profit benefited by approximately $0.7 million as a result of price increases and lower product promotional spending, as compared to the same prior year period. These items were partially offset by a $0.6 million reduction in benefits received from cigarette excise tax increases, as compared to the same prior year period. The remaining change in gross profit is primarily attributable to lower cigarette shipment volumes, partially offset by fluctuations in our product mix sold.

Gross profit for the retail health segment increased $0.8 million for the six month period ended March 2008. Of this increase, approximately $0.5 million related to higher sales volume and improved sales mix, with the remaining change primarily attributable to higher vendor allowances.

OPERATING EXPENSE - three and six months ended March 2008 comparison
--------------------------------------------------------------------
Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance and professional fees.

Q2 2008 operating expenses decreased approximately $0.5 million as compared to Q2 2007. This decrease was primarily related to $0.6 million reduction in professional and legal costs, a $0.2 million reduction in compensation expense, and a $0.1 million reduction in depreciation charges. These decreases were partially offset by higher fuel cost and bad debt expenses.

Operating expenses for the six month period ended March 2008 decreased approximately $0.8 million as compared to the same period in the prior year. This decrease was primarily related to $0.7 million reduction in professional and legal costs, a $0.4 million reduction in compensation expense, and a $0.2 million reduction in depreciation charges. These decreases were partially offset by higher fuel costs and bad debt expenses.


INTEREST EXPENSE - three and six months ended March 2008 comparison
-------------------------------------------------------------------
Q2 2008 interest expense decreased approximately $0.5 million as compared to Q2 2007, and interest expense for the six months ended March 2008 decreased approximately $0.8 million as comparable to the prior year period. These decreases in interest expense were principally related to lower prime interest rates and lower average borrowings.

The Company primarily borrows at the prime interest rate. On average, the Company's borrowing rates on variable rate debt were 2.03% lower and the average borrowings on variable rate debt were $13.9 million lower in Q2 2008 as compared to Q2 2007. For the six months ended March 2008, variable interest rates were on average 1.41% lower and average borrowings on variable rate debt were $11.4 million lower as compared to the same prior year period.

DISCONTINUED OPERATIONS - three and six months ended March 2008 comparison
--------------------------------------------------------------------------
(Loss) income from discontinued operations totaled ($0.1) million and ($0.2) million for the three and six months ended March 2008 as compared to a loss of ($0.2) million and a gain of $0.4 million for the three and six month periods ended March 2007.

A summary of discontinued operations is as follows:


                                                Three months ended               Six months ended
                                                      March                            March
                                            -------------------------      ---------------------------
                                                2008 /1/    2007 /2/          2008 /1/        2007 /2/
                                            -----------   -----------      ------------   ------------
Sales                                       $         -   $         -      $          -   $    862,647
Operating loss /3/                              (42,695)     (112,305)          (81,940)      (425,677)
(Loss) gain on disposal of discontinued
 operations, before income taxes                      -      (107,255)                -      1,455,333
Income tax (benefit) expense                    (59,000)     (120,000)         (118,000)       396,244
(Loss) income from discontinued operations      (97,445)     (190,781)         (193,440)       446,760


/1/ Includes the results for operations of TSI.

/2/ Includes the results of operations for TSI and HNWC. The residual assets and liabilities of HNWC were classified as continuing operations in October 2007 (Q1 2008).
    The six month period ended March 2007 also included a pre-tax gain of approximately
    $1.6 million related to the November 2006 of HNWC's assets.

/3/ Operating loss is before interest expense on discontinued operations.



LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. During the six months ended March 2008, the Company generated cash of approximately $6.0 million from operating activities. The cash generated primarily resulted from higher overall earnings, and a reduction in accounts receivable and deferred income tax balances. These items were partially offset by higher inventory purchases and a reduction in accounts payable.

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

Investing Activities. The Company used approximately $0.5 million of cash during the six month period ended March 2008 for investing activities, primarily related to capital expenditures for property and equipment.

Financing Activities. The Company used net cash of $5.7 million from financing activities during the six month period ended March 2008.
Of this net change in cash, $5.3 million related to payments on the Company's credit facility, $0.2 million related to preferred stock dividend payments, $0.1 million related to cash received on the exercise of stock options, and $0.3 million related to principal payments on long-term debt.

Cash on Hand/Working Capital. At March 2008, the Company had cash on hand of $0.5 million and working capital (current assets less current liabilities) of $32.5 million. This compares to cash on hand of $0.7 million and working capital of $34.9 million as of September 2007.

TSI Financing
-------------
As previously disclosed, TSI has approximately $2.8 million in related party debt obligations, which are in default at March 2008. TSI has not obtained associated debt default waivers for these related party obligations.
At this time, the Company does not anticipate the defaults will materially impact the Company's future liquidity position.

In September 2007 AMCON and TSI settled all litigation with Crystal Paradise Holdings, Inc. ("CPH") regarding an April 24, 2004 Asset Purchase Agreement under which TSI acquired certain assets from CPH. No monetary exchanges between the Company and CPH were required under the settlement agreement. The Company has recorded a $1.5 million pre-tax deferred gain in connection with the above settlement. This deferred gain has been classified as a component of noncurrent liabilities of discontinued operations in the

Company's March 2008 condensed consolidated balance sheet. The deferred gain will be recognized upon the earlier of CPH's election to exercise its TSI asset purchase option or the expiration of the asset purchase option. With this final settlement, the Company does not expect its future cash flows to be significantly impacted by future litigation related to the April 24, 2004 Asset Purchase Agreement.

Contractual Obligations
-----------------------
There have been no significant changes to the Company's contractual obligations as set forth in the Company's Form 10-K for the fiscal period ended September 30, 2007.

CREDIT AGREEMENT
----------------
The Company's primary source of borrowing for liquidity purposes is its revolving credit facility with Bank of America (formerly LaSalle Bank)(the "Facility"). The significant terms of the Facility at March 2008 include:

   - A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A, discussed below, for a total credit facility limit of $55.5 million at March 2008. As a component of the credit agreement, the Company has a term note ("Term Note A") with Bank of America (formerly LaSalle Bank). Term Note A bears interest at the bank's prime rate and is payable in monthly installments of $16,333. Term Note A had an outstanding balance of approximately $0.5 million at March 2008.

   - Bears interest at the bank's prime interest rate.

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

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows:

(a) $1,000,000 for the three months ending December 31, 2008
(b) $2,000,000 for the six months ending March 31, 2008, and March 31, 2009 and;
(c) $4,500,000 for the nine months ending June 30, 2008 and;
(d) $7,000,000 for the twelve months ending September 30, 2008

The Company was in compliance with the required debt service and minimum EBITDA covenants at March 2008.

The Company's maximum available credit limit for the revolving portion of the Facility was $42.0 million at March 2008, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances which are evaluated on a daily basis.
At March 2008, the outstanding balance on the revolving portion of the Facility was $33.1 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 5.25% at March 2008. Based on our collateral and loan limits as defined by the Facility agreement, the Company's excess availability under the Facility at March 2008 was approximately $8.9 million.

For the six months ended March 2008, our peak borrowings under the Facility were $42.4 million and our average borrowings and average availability were $36.3 and $9.7 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on collateralized assets.

As part of the July 2007 Television Events & Marketing, Inc. ("TEAM") litigation settlement, the Company became obligated to pay $187,500 in four equal quarterly installments of $46,875 for the period January 2008 through October 2010, and $125,000 in four equal quarterly installments of $31,250 for the period January 2011 through October 2011. Mr. Wright has personally guaranteed these payment obligations, which totaled approximately $0.6 million at March 2008. AMCON pays Mr. Wright an annual fee equal to 2% of the guaranteed principal in return for his personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's, Akin's, HNWC, and TSI.

Mr. Wright also formerly guaranteed the repayment of the Facility and Term Note A, up to a maximum of $10.0 million, in exchange for a 2% annual fee of the guaranteed principal. In March 2008, this personal guarantee was cancelled as it was no longer required by the Facility's lender, Bank of America. The Company paid Mr. Wright approximately $0.1 million related to this personal guarantee for the fiscal year 2007.

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

Market Conditions and Future Outlook
------------------------------------
Wholesale Segment - The wholesale distribution industry continues to experience a decline in the demand for cigarettes, resulting in part from legislative actions such as higher excise taxes and smoking bans, as well as a general decline in the number of smokers in the United States.
Most recently, legislation has been proposed to significantly increase the federal excise taxes imposed on cigarette and tobacco products to fund the State Children's Health Insurance Program ("SCHIP"). If such legislation passed, it could further accelerate the declining demand for cigarettes and tobacco products. For the six months ended March 2008, sales of cigarette and tobacco products accounted for approximately 70% of the Company's consolidated sales and approximately 20% of its consolidated gross profit.

A weakening economy, higher food commodity and fuel costs, and the impact of higher credit card fees have negatively impacted the profit margins and purchasing patterns for our largest customer segment, convenience stores. These factors may decrease future sales and expose the Company to higher bad debt expense. While the Company believes its current accounts receivable reserve levels are adequate, management can give no assurances that a further deterioration in economic conditions will not result in higher bad debt costs.

In the short term, the Company believes the aforementioned market conditions will pressure wholesale profits, partially offset by lower operating expenses. The Company does not, however, believe such items will materially impact its liquidity position.

While these market conditions present risks, in the longer term the Company believes they create opportunities to enhance shareholder value, as smaller distributors are forced from the market, presenting opportunities to win market share and make strategic acquisitions at more attractive prices.
The Company is also focused on diversifying its revenue streams through the growth of higher margin non-cigarette and non-tobacco product categories.

Retail Health Food Segment - Our retail segment continues to experience healthy sales growth. While we've enjoyed a loyal customer following in this business segment, weakening economic conditions, higher natural food costs, and increased competition from national retailers and mass merchandisers, may negatively impact future sales growth.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt.
At March 2008, the Company had $33.5 million of variable rate debt outstanding with maturities through April 2009. The interest rate on this debt was 5.25% at March 2008. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately $0.2 million for each 1% change in our lender's prime interest rate.

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

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on January 29, 2008 for the purpose of electing two Class II directors, and ratifying of the appointment of its independent registered public accounting firm. The election and ratification results are as follows:

Class II Director Election
---------------------------
NAME OF NOMINEE              FOR                  WITHHELD
---------------              ---                  --------
Raymond F. Bentele         297,486                  1,944

In addition to the above election, the holder of the Company's Series B Convertible Preferred Stock was entitled to elect one member of the board of directors, and as such designated Christopher H. Atayan as the individual it elected as a Class II director by casting all 80,000 of its votes for such election.

There was no solicitation in opposition to the nominee proposed to be elected by the Stockholders in the Proxy Statement. In addition to the directors elected at the Annual Meeting, the following directors continued their term of office: Jeremy W. Hobbs, Stanley Mayer, William F. Wright, Kathleen M. Evans, John R. Loyack, and Timothy R. Pestotnik.

Ratification of Independent Auditors
------------------------------------
The ratification of the appointment of McGladrey and Pullen LLP as its independent registered public accounting firm for the Company for the fiscal year ending September 30, 2008 was approved by the Stockholders with 297,811 votes FOR, 1,510 votes AGAINST, 26 WITHHELD, and 83 votes ABSTAINED.

There were no broker non-votes.

Further information regarding these matters is contained in the Company's Proxy Statement dated January 8, 2008.

Item 5.  Other Information

Not applicable.


Item 6.   Exhibits

(a) Exhibits

3.1 Amended and Restated Bylaws of the Company dated January 29, 2008 (incorporated by reference to Exhibit 3.2 of AMCON's Current Report on Form 8-K filed on February 4, 2008).

10.1 Restricted Stock Award Agreement, dated March 31, 2008, between AMCON Distributing Company and Raymond F. Bentele.

10.2 Restricted Stock Award Agreement, dated March 31, 2008, between AMCON Distributing Company and Jeremy W. Hobbs.

10.3 Restricted Stock Award Agreement, dated March 31, 2008, between AMCON Distributing Company and Stanley Mayer.

10.4 Restricted Stock Award Agreement, dated March 31, 2008, between AMCON Distributing Company and John R. Loyack.

10.5 Restricted Stock Award Agreement, dated March 31, 2008, between AMCON Distributing Company and Timothy R. Pestotnik.

31.1 Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2  Certification by Andrew C. Plummer, Vice President and
      Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

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


Date:     April 16, 2008           /s/ Christopher H. Atayan
          ----------------         -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer and Chairman



Date:     April 16, 2008           /s/ Andrew C. Plummer
          ----------------         -----------------------------
                                   Andrew C. Plummer,
                                   Chief Financial Officer and Principal
                                    Financial and Accounting Officer




