Form 10-Q
period 2008-06-30
AMCON DISTRIBUTING CO
filed 2008-07-18
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2008

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

Large accelerated filer                      Accelerated filer
                                     ----                               ----

Non-accelerated filer (Do not check          Smaller reporting company
(if a smaller reporting company)                                         X
                                     ----                               ----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                        Yes              No    X
                             ----             ----
The Registrant had 568,564 shares of its $.01 par value common stock outstanding as of July 14, 2008.


                                                                Form 10-Q
                                                                3rd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          June 30, 2008 (unaudited) and September 30, 2007                3

          Condensed consolidated unaudited statements of operations
          for the three and nine months ended June 30, 2008
          and 2007                                                        4

          Condensed consolidated unaudited statements of cash flows
          for the nine months ended June 30, 2008 and 2007                5

          Notes to condensed consolidated unaudited
          financial statements                                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     34

Item 4.   Controls and Procedures                                        35

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              35

Item 1A.  Risk Factors                                                   35

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    35

Item 3.   Defaults Upon Senior Securities                                35

Item 4.   Submission of Matters to a Vote of Security Holders            35

Item 5.   Other Information                                              36

Item 6.   Exhibits                                                       36





PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                  June 30, 2008 and September 30, 2007
----------------------------------------------------------------------------------------------------
                                                                       June 2008         September
                                                                      (Unaudited)           2007
                                                                     ------------       ------------
ASSETS
Current assets:
  Cash                                                               $    646,696       $    717,554
  Accounts receivable, less allowance for doubtful
    accounts of $0.5 million and $0.3 million, respectively            25,537,979         27,848,938
  Inventories, net                                                     37,730,061         29,738,727
  Deferred income taxes                                                 1,588,880          1,446,389
  Current assets of discontinued operations                                 3,485             18,897
  Prepaid and other current assets                                      4,261,048          5,935,208
                                                                     ------------       ------------
     Total current assets                                              69,768,149         65,705,713

Property and equipment, net                                            11,080,791         11,190,768
Goodwill                                                                5,848,808          5,848,808
Other intangible assets, net                                            3,373,269          3,400,070
Deferred income taxes                                                     625,261          2,768,043
Non-current assets of discontinued operations                           2,057,033          2,057,033
Other assets                                                            1,346,397          1,093,150
                                                                     ------------       ------------
                                                                     $ 94,099,708       $ 92,063,585
                                                                     ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 15,017,107       $ 15,253,562
  Accrued expenses                                                      5,176,143          5,293,923
  Accrued wages, salaries and bonuses                                   1,654,009          2,202,594
  Income taxes payable                                                    197,407            367,773
  Current liabilities of discontinued operations                        4,199,466          4,035,863
  Current maturities of credit facility                                 3,046,000          3,046,000
  Current maturities of long-term debt                                    726,548            568,024
                                                                     ------------       ------------
     Total current liabilities                                         30,016,680         30,767,739

Credit facility, less current maturities                               35,354,698         35,808,180
Long-term debt, less current maturities                                 6,794,247          7,123,453
Noncurrent liabilities of discontinued operations                       6,542,310          6,542,310

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355
Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645          1,857,645
Series C cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,982,372          1,982,372

Commitments and contingencies (Note 11)

Shareholders' equity:
  Preferred stock, $0.01 par, 1,000,000 shares authorized,
    260,000 shares outstanding and issued in Series A, B and C
    referred to above                                                           -                  -
  Common stock, $.01 par value, 3,000,000 shares authorized,
    568,564 shares outstanding at June 2008 and 529,436
    shares outstanding at September 2007                                    5,686              5,295
  Additional paid-in capital                                            6,817,726          6,396,131
  Retained earnings (deficit)                                           2,289,989           (857,895)
                                                                     ------------       ------------
     Total shareholders' equity                                         9,113,401          5,543,531
                                                                     ------------       ------------
                                                                     $ 94,099,708       $ 92,063,585
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                     AMCON Distributing Company and Subsidiaries
                              Condensed Consolidated Unaudited Statements of Operations
                             for the three and nine months ended June 30, 2008 and 2007
---------------------------------------------------------------------------------------------------------
                                                   For the three months           For the nine months
                                                        ended June                     ended June
                                            -----------------------------   -----------------------------
                                                 2008            2007            2008            2007
                                                             (As Restated                    (As Restated
                                                             -See Note 1)                     -See Note 1)
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of $53.6
 million and $54.5 million, and $151.5
 million and $152.5 million, respectively)  $ 223,397,392   $ 220,072,350   $ 624,472,299   $ 630,615,000
Cost of sales                                 207,135,083     203,027,613     577,272,429     583,227,961
                                            -------------   -------------   -------------   -------------
Gross profit                                   16,262,309      17,044,737      47,199,870      47,387,039
                                            -------------   -------------   -------------   -------------
Selling, general and administrative expenses   12,959,518      12,950,796      37,866,602      38,401,805
Depreciation and amortization                     340,983         450,902       1,043,266       1,364,949
                                            -------------   -------------   -------------   -------------
                                               13,300,501      13,401,698      38,909,868      39,766,754
                                            -------------   -------------   -------------   -------------
Operating income                                2,961,808       3,643,039       8,290,002       7,620,285
                                            -------------   -------------   -------------   -------------
Other expense (income):
 Interest expense                                 635,523       1,176,313       2,354,883       3,682,951
 Other (income), net                              (17,958)        (81,510)        (90,437)       (144,816)
                                            -------------   -------------   -------------   -------------
                                                  617,565       1,094,803       2,264,446       3,538,135
                                            -------------   -------------   -------------   -------------
Income from continuing operations
 before income tax expense                      2,344,243       2,548,236       6,025,556       4,082,150
Income tax expense                                857,000         995,000       2,226,000       1,586,000
                                            -------------   -------------   -------------   -------------
Income from continuing operations               1,487,243       1,553,236       3,799,556       2,496,150

Discontinued operations (Note 2)
  Gain on disposal of discontinued
  operations, net of income tax expense
  of $0.6 million                                       -               -               -         829,090

 Loss from discontinued operations,
  net of income tax (benefit) of ($0.1)
  million and ($0.1) million, and ($0.2)
  million and ($0.3) million, respectively        (98,441)       (131,740)       (291,881)       (514,070)
                                            -------------   -------------   -------------   -------------
(Loss) income on discontinued operations          (98,441)       (131,740)       (291,881)        315,020
                                            -------------   -------------   -------------   -------------
Net income                                      1,388,802       1,421,496       3,507,675       2,811,170
Preferred stock dividend requirements            (104,386)       (104,386)       (314,306)       (313,158)
                                            -------------   -------------   -------------   -------------
Net income available to common shareholders $   1,284,416   $   1,317,110   $   3,193,369   $   2,498,012
                                            =============   =============   =============   =============
  Basic earnings (loss) per share
   available to common shareholders:
    Continuing operations                   $        2.57   $        2.75   $        6.50   $        4.14
    Discontinued operations                         (0.18)          (0.25)          (0.54)           0.60
                                            -------------   -------------   -------------   -------------
  Net basic earnings per share
   available to common shareholders         $        2.39   $        2.50   $        5.96   $        4.74
                                            =============   =============   =============   =============
  Diluted earnings (loss) per share
   available to common shareholders:
    Continuing operations                   $        1.75   $        1.80   $        4.46   $        2.91
    Discontinued operations                         (0.12)          (0.15)          (0.34)           0.37
                                            -------------   -------------   -------------   -------------
  Net diluted earnings per share
   available to common shareholders         $        1.63   $        1.65   $        4.12   $        3.28
                                            =============   =============   =============   =============
Weighted average shares outstanding:
  Basic                                           537,064         527,062         536,002         527,062
  Diluted                                         851,911         862,598         850,898         858,085

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

                                 AMCON Distributing Company and Subsidiaries
                           Condensed Consolidated Unaudited Statements of Cash Flows
                               for the nine months ended June 30, 2008 and 2007
---------------------------------------------------------------------------------------------------
                                                                           2008            2007
                                                                                       (As restated
                                                                                       -see Note 1)
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  3,507,675    $  2,811,170
  Deduct: (Loss) income from discontinued operations, net of tax           (291,881)        315,020
                                                                       ------------    ------------
  Income from continuing operations                                       3,799,556       2,496,150

  Adjustments to reconcile net income from
   continuing operations to net cash flows
    from operating activities:
     Depreciation                                                         1,016,465       1,335,149
     Amortization                                                            26,801          29,800
     (Gain) on sale of property and equipment                               (36,417)        (16,667)
     Stock based compensation                                               302,350          37,800
     Deferred income taxes                                                2,000,291       1,815,598
     Provision (benefit) for losses on doubtful accounts                    238,000         (93,192)
     Provision for losses on inventory obsolescence                         118,976         148,568

  Changes in assets and liabilities:
     Accounts receivable                                                  2,072,959       1,255,235
     Inventories                                                         (8,110,310)     (1,500,965)
     Prepaid and other current assets                                     1,674,160      (1,001,873)
     Other assets                                                          (253,247)         96,420
     Accounts payable                                                      (236,455)     (2,310,087)
     Accrued expenses and accrued wages, salaries and bonuses              (666,365)        563,828
     Income tax payable                                                    (170,366)        (13,220)
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations          1,776,398       2,842,544
Net cash flows from operating activities - discontinued operations         (112,866)     (1,915,011)
                                                                       ------------    ------------
Net cash flows from operating activities                                  1,663,532         927,533

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (667,268)       (345,637)
     Proceeds from sales of property and equipment                           74,821          34,275
                                                                       ------------    ------------
Net cash flows from investing activities - continuing operations           (592,447)       (311,362)
Net cash flows from investing activities - discontinued operations                -       3,965,394
                                                                       ------------    ------------
Net cash flows from investing activities                                   (592,447)      3,654,032

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on bank credit agreements                                (453,482)     (2,956,248)
     Dividends on preferred stock                                          (314,306)       (313,158)
     Dividends on common stock                                              (45,485)              -
     Proceeds from exercise of stock options                                119,636               -
     Principal payments on long-term debt                                  (448,306)       (415,288)
                                                                       ------------    ------------
Net cash flows from financing activities - continuing operations         (1,141,943)     (3,684,694)
Net cash flows from financing activities - discontinued operations                -        (789,874)
                                                                       ------------    ------------
Net cash flows from financing activities                                 (1,141,943)     (4,474,568)
                                                                       ------------    ------------
Net change in cash                                                          (70,858)        106,997

Cash, beginning of period                                                   717,554         481,138
                                                                       ------------    ------------
Cash, end of period                                                    $    646,696    $    588,135
                                                                       ============    ============




Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                              $  2,488,101    $  3,729,280
 Cash paid during the period for income taxes                               221,076          99,050

Supplemental disclosure of non-cash information:
  Buyer's assumption of HNWC lease in connection with
  the sale of HNWC's assets - discontinued operations                             -        (225,502)
  Acquisition of equipment through capital leases                           277,624               -

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

For purposes of this report, unless the context indicates otherwise, all references to "we", "us", "our", "Company", and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The wholesale distribution segment of our Company will be separately referred to as "ADC". Additionally, the three month fiscal periods ended June 30, 2008 and June 30, 2007 have been referred to throughout this quarterly report as Q3 2008 and Q3 2007, respectively. June 30, 2008, June 30, 2007, and September 30, 2007 have been referred to as June 2008, June 2007, and September 2007, respectively.


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

The results of implementing FIN 48 identified no unrecognized tax benefits and did not impact the Company's financial statements. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the condensed consolidated statements of operations. There were no material changes to unrecognized tax benefits, interest, or penalties for the three and nine month periods ended June 30, 2008 and the Company does not anticipate any such material changes during the next twelve months. The Company files income tax returns in the U.S. and various states. The tax years 2004 and forward remain open under U.S. and state statutes.

Last-In First-Out (LIFO) Inventory Valuation Method
---------------------------------------------------
As previously disclosed in the Company's Fiscal 2007 Annual Report on Form 10-K, during the fourth quarter of fiscal 2007, the Company changed its inventory valuation method from the Last-In First-Out (LIFO) method to the First-In First-Out (FIFO) method. As required by U.S. generally accepted accounting principles, this change in accounting principle was reflected in the Company's financial statements through the retroactive application of the FIFO method and the restatement of prior fiscal periods, including the three and nine month periods ended June 2007, which is included within this quarterly report on Form 10-Q.

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

In June 2007, the FASB issued Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (fiscal 2009 for the Company).

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142's, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company).

2.  DISPOSITION

At June 30, 2008, discontinued operations included Trinity Springs, Inc. ("TSI"), which operated a water bottling facility in Idaho. As described in Note 11, TSI and AMCON have been parties to litigation with Crystal Paradise Holdings, Inc. ("CPH") regarding an April 24, 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), under which TSI acquired certain assets from CPH. In September 2007, the Company signed a Mutual Release and Settlement Agreement (the "Settlement Agreement") with CPH to fully settle this litigation.

In conjunction with the Settlement Agreement, AMCON entered into a $5.0 million note payable to CPH. The note is due in September 2012 and accrues interest at 5.0%. The Settlement Agreement also provides CPH with an option to purchase TSI's remaining assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. The option expires in August 2008 and can be extended for an additional seven months at CPH's election. If CPH elects to exercise its purchase option, CPH will in turn cancel the $5.0 million note payable, including the obligation to pay any accrued interest. Further, if CPH elects to exercise the additional seven month purchase option, CPH must also discharge all interest which accrued during the initial option period.


The Company has recorded a $1.5 million pre-tax deferred gain in connection with the Settlement Agreement. This deferred gain has been classified as a component of noncurrent liabilities of discontinued operations in the Company's Condensed Consolidated Balance Sheet. The deferred gain will be recognized upon the earlier of CPH's election to exercise its TSI asset purchase option or the expiration of the asset purchase option.

The carrying amounts (net of allowances) of the major classes of assets and liabilities included in discontinued operations are as follows (in millions):

                                                             June               September
                                                           2008 /1/              2007 /2/
                                                          ----------            ----------
Fixed assets - Total noncurrent assets of
 discontinued operations                                  $      2.1            $      2.1
                                                          ==========            ==========

Accounts payable                                          $      0.6            $      0.7
Accrued expenses                                                 0.8                   0.5
Current portion of long-term debt due related party /3/          2.8                   2.8
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      4.2            $      4.0
                                                          ==========            ==========

Deferred gain on CPH settlement                           $      1.5            $      1.5
Long-term debt, less current portion                             5.0                   5.0
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      6.5            $      6.5
                                                          ==========            ==========

/1/ Includes the assets and liabilities of TSI.

/2/ Includes the assets and liabilities of TSI and Hawaiian Natural Water Company, Inc.
    ("HNWC"). The residual assets and liabilities of HNWC were classified as continuing operations in October 2007 (Q1 2008).

/3/ TSI's related party debt obligations were in default at June 2008 and September 2007. TSI has not obtained associated debt default waivers for the related party obligations and accordingly has classified these obligations as current liabilities of discontinued operations.

A summary of discontinued operations is as follows:

                                             Three months ended June          Nine months ended June
                                            -------------------------      ---------------------------
                                                2008 /1/    2007 /2/          2008 /1/       2007 /2/
                                            ------------   ----------      ------------   ------------
Sales                                       $         -   $         -      $          -   $    862,647
Operating loss /3/                              (40,791)     (114,230)         (122,731)      (315,193)
Gain on disposal of discontinued
 operations, before income taxes                      -             -                 -      1,455,333
Income tax (benefit) expense                    (57,000)      (80,000)         (175,000)       316,244
(Loss) income from discontinued operations      (98,441)     (131,740)         (291,881)       315,020


/1/ Includes the results for operations of TSI.

/2/ Includes the results of operations for TSI and Hawaiian Natural Water Company, Inc.
    ("HNWC"). HNWC was classified as continuing operations in October 2007 (Q1 2008).

/3/ Operating loss is before interest expense on discontinued operations.


3.  CONVERTIBLE PREFERRED STOCK

The Company had three series of Convertible Preferred Stock outstanding at June 2008 as identified in the following table:

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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group beneficially own approximately 44% of the outstanding common stock at June 2008. Mr. Wright beneficially owns 24% of the outstanding common stock without giving effect to shares owned by his adult children. There is a substantial identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to seek optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright and a private equity firm (Draupnir, LLC) of which Mr. Hobbs, a director of the Company, is a member. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, AMCON's Chief Executive Officer and Chairman of the Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is a subsidiary of Draupnir, LLC (the owner of Series A). Mr. Hobbs is also a Member of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that the Series A, Series B or Series C Preferred Stock will become redeemable in the foreseeable future.

4.  INVENTORIES

Inventories consisted of the following at June 2008 and September 2007:

                                  June         September
                                  2008            2007
                              ------------    ------------
      Finished goods          $ 37,730,061    $ 29,738,727
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

Inventory also included total reserves of approximately $0.6 million at June 2008 and $0.5 million at September 2007. These reserves include the Company's obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.


5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

                                                           June         September
                                                           2008            2007
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    1,912,877       1,912,877
                                                       ------------    ------------
                                                       $  5,848,808    $  5,848,808
                                                       ============    ============

Other intangible assets of the Company consisted of the following:

                                                           June         September
                                                           2008            2007
                                                       ------------    ------------
Trademarks and tradenames                              $  3,373,269    $  3,373,269
Favorable leases                                                  -          26,801
                                                       ------------    ------------
                                                       $  3,373,269    $  3,400,070
                                                       ============    ============

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year.

6.  DIVIDENDS:

On April 24, 2008, the Company declared a cash dividend of $0.08 per common share payable on May 23, 2008 to shareholders of record as of May 5, 2008.

7.  EARNINGS (LOSS) PER SHARE

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

Stock options and potential common stock outstanding at June 2008 and June 2007 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 12,279 for the three and nine months ended June 2008 and 20,245 for the three and nine months ended June 2007, respectively. The average exercise price of anti-dilutive options and potential common stock was $44.09 for the three and nine months ended June 2008 and $38.74 for the three and nine months ended June 2007, respectively.

                                                 For the three months ended June
                                      ------------------------------------------------------
                                                2008                           2007
                                      -------------------------     ------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------  -----------
1.  Weighted average common
     shares outstanding                   537,064       537,064         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock /1/                        -       314,847               -      335,536
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   537,064       851,911         527,062      862,598
                                      ===========   ===========     ===========  ===========

4.  Income from continuing operations $ 1,487,243   $ 1,487,243     $ 1,553,236  $ 1,553,236
     Deduct: preferred stock
     dividend requirements /2/           (104,386)            -        (104,386)           -
                                      -----------   -----------     -----------  -----------
                                        1,382,857     1,487,243       1,448,850    1,553,236
                                      ===========   ===========     ===========  ===========
5.  Loss from discontinued
     operations                       $   (98,441)  $   (98,441)    $  (131,740) $  (131,740)
                                      ===========   ===========     ===========  ===========
6.  Net income available
     to common shareholders           $ 1,284,416   $ 1,388,802     $ 1,317,110  $ 1,421,496
                                      ===========   ===========     ===========  ===========
7.  Income per share from
     continuing operations            $      2.57   $      1.75     $      2.75  $      1.80
                                      ===========   ===========     ===========  ===========
8.  Loss per share from
     discontinued operations          $     (0.18)  $     (0.12)    $     (0.25) $     (0.15)
                                      ===========   ===========     ===========  ===========
9.  Net earnings per share
     available to common shareholders $      2.39   $      1.63     $      2.50  $      1.65
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



                                                 For the Nine months ended June
                                      ------------------------------------------------------
                                                2008                           2007
                                      -------------------------     ------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------  -----------
1.  Weighted average common
     shares outstanding                   536,002       536,002         527,062      527,062

2.  Weighted average of net
     additional shares outstanding
     assuming dilutive options
     exercised and proceeds
     used to purchase treasury
     stock and conversion of
     preferred stock /1/                        -       314,896               -      331,023
                                      -----------   -----------     -----------  -----------
3.  Weighted average number of
     shares outstanding                   536,002       850,898         527,062      858,085
                                      ===========   ===========     ===========  ===========
4.  Income from
     continuing operations            $ 3,799,556   $ 3,799,556     $ 2,496,150  $ 2,496,150
     Deduct: preferred stock
     dividend requirements /2/           (314,306)            -        (313,158)           -
                                      -----------   -----------     -----------  -----------
                                        3,485,250     3,799,556       2,182,992    2,496,150
                                      ===========   ===========     ===========  ===========
5.  (Loss) income from
     discontinued operations          $  (291,881)  $  (291,881)    $   315,020  $   315,020
                                      ===========   ===========     ===========  ===========
6.  Net income available
     to common shareholders           $ 3,193,369   $ 3,507,675     $ 2,498,012  $ 2,811,170
                                      ===========   ===========     ===========  ===========
7.  Income per share from
     continuing operations            $      6.50   $      4.46     $      4.14  $      2.91
                                      ===========   ===========     ===========  ===========
8.  (Loss) income per share from
     discontinued operations          $     (0.54)  $     (0.34)    $      0.60  $      0.37
                                      ===========   ===========     ===========  ===========
9.  Net earnings per share
     available to common shareholders $      5.96   $      4.12     $      4.74  $      3.28
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



8.  DEBT

Credit Agreement
----------------
The Company has a credit agreement with Bank of America (the "Facility"), which includes the following significant terms:

   - A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.4 million at June 30, 2008.

   - Bears interest at the bank's prime interest rate.

   - Lending limits subject to accounts receivable and inventory limitations, and an unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

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

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows:

(a) $4,500,000 for the nine months ending June 30, 2008 and;
(b) $7,000,000 for the twelve months ending September 30, 2008 and;
(c) $1,000,000 for the three months ending December 31, 2008 and;
(d) $2,000,000 for the six months ending March 31, 2009

The Company was in compliance with the required debt service and minimum EBITDA covenants at June 2008.

At June 2008, the available credit on the revolving portion of the Facility, including accounts receivable and inventory limitations, was $51.3 million and the outstanding balance was $38.0 million. The Facility bears interest at the bank's prime rate (5.0% as of June 2008) and is collateralized by all of the Company's equipment, intangibles, inventories, and accounts receivable.

As discussed in Note 12, in July 2008 the Company renewed its $55.0 million revolving credit facility with Bank of America through June 2011. Additionally, the Company refinanced a $5.6 million real estate note payable through June 2013.



As discussed further in Item 2 - "Liquidity and Capital Resources",
Mr. William Wright, the Company's founder, largest common shareholder, and a Company director has personally guaranteed a note payable issued in conjunction with the July 2007 Television Events and Marketing, Inc. ("TEAM") litigation settlement. AMCON pays Mr. Wright an annual fee equal to 2% of the guaranteed principal in return for his personal guarantee. The amount guaranteed in connection with this settlement at June 2008 was approximately $0.6 million. This guarantee is secured by a pledge of the shares of Chamberlin's, Akin's, HNWC, and TSI.

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

9.  STOCK PLANS

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

In April 2007, the Company's shareholders approved the award of 25,000 non-qualified stock options to Christopher Atayan, Chief Executive Officer ("CEO"), Chairman, and a director of the Company. The stock options vest in equal installments over a three year period, have an exercise price of $18.00 per share, and had a fair value of approximately $347,000 at the date of shareholder approval, using the Black-Scholes option pricing model. At June 2008, 8,333 of the stock options had vested.


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


Options issued and outstanding to management employees pursuant to the Stock Option Plan and the April 2007 stock option award to the Company's CEO are summarized as follows:

                                         Number of      Number        Aggregate
        Date         Exercise Price       Options     Exercisable  Intrinsic Value
                                        Outstanding                  June 2008
     -----------------------------------------------------------------------------
     Fiscal  1999   $ 45.68 - $ 51.14       6,591         6,591               -
     Fiscal  2000       $ 34.50             3,123         3,123               -
     Fiscal  2003       $ 28.80             3,170         3,170           1,744
     Fiscal  2007       $ 18.00            25,000         8,333         283,750
                                           ------        ------        --------
                                           37,884        21,217        $285,494
                                           ======        ======        ========

At June 2008, there were 4,236 fully vested and exercisable options issued to outside directors, outside of the Stock Option Plan, as summarized below:

                                          Number of      Number        Aggregate
         Date         Exercise Price       Options     Exercisable  Intrinsic Value
                                         Outstanding                  June 2008
-----------------------------------------------------------------------------------
     Fiscal  1999   $ 36.82 - $ 49.09       2,568         2,568               -
     Fiscal  2002       $ 26.94               834           834           2,010
     Fiscal  2003       $ 28.26               834           834             909
                                           ------        ------        --------
                                            4,236         4,236        $  2,919
                                           ======        ======        ========



The following summarizes stock options outstanding at June 2008:

                                                                                      Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1999 Options  $36.82-$51.14     9,159        0.89 years          $47.35           9,159         $47.35
2000 Options     $34.50         3,123        1.90 years          $34.50           3,123         $34.50
2002 Options     $26.94           834        4.12 years          $26.94             834         $26.94
2003 Options  $28.26-$28.80     4,004        4.49 years          $28.69           4,004         $28.69
2007 Options     $18.00        25,000        8.80 years          $18.00           8,333         $18.00
                               ------                            ------          ------         ------
                               42,120                            $26.80          25,453         $32.56
                               ======                            ======          ======         ======

The following is a summary of the activity of the stock plans during the quarter ended June 2008.

                                          June 2008
                                      -----------------
                                               Weighted
                                       Number  Average
                                         of    Exercise
                                       Shares   Price
                                      -----------------
Outstanding at March 31, 2008           42,162   $26.80
   Granted                                   -        -
   Exercised                                 -        -
   Forfeited/Expired                       (42)   28.80
                                      -----------------
Outstanding at June 30, 2008            42,120   $26.80
                                      =================

Options exercisable at end of period    25,453
                                      ========

The Company's stock options have varying vesting schedules, ranging up to five years and expire ten years after the date of grant. Net income before incomes taxes included stock option compensation expense of approximately $29,000 and $86,000 for the three and nine months ended June 2008, and $32,000 and $38,000 for three and nine months ended June 2007. Total unamortized compensation expense related stock to options totaled approximately $203,000 at June 2008.

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

Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards summarized below:

                                    Restricted Stock /1/     Restricted Stock /2/
                                    --------------------     --------------------
Date of award:                        December 6, 2007         January 29, 2008
Number of shares:                              24,000                   7,500
Service period:                             34 months               36 months
Estimated fair value of
 award at grant date/3/:                     $963,000                $229,000
Intrinsic value at June 2008:                $704,400                $220,125


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

The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before incomes taxes included compensation expense of $104,000 and $216,000 for the three and nine months ended June 2008. Total unamortized compensation expense related to restricted stock awards at June 2008 was approximately $976,000.

The following summarizes restricted stock activity under the Omnibus Plan for the three months ended June 2008:

                                         June 2008
                               ----------------------------
                                 Number    Weighted Average
                                   of         Grant Date
                                 Shares       Fair Value
                               ----------------------------
Nonvested restricted stock
 at March 31, 2008               31,500         $40.14
Granted                               -              -
Vested/Issued                         -              -
Forfeited/Expired                     -              -
                               ----------------------------
Nonvested restricted stock
  at June 30, 2008               31,500         $40.14
                               ============================


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

                                   Wholesale
                                  Distribution       Retail        Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
THREE MONTHS ENDED JUNE 2008:
External revenue:
 Cigarettes                       $ 156,409,915    $         -    $        -    $ 156,409,915
 Confectionery                       16,778,331              -             -       16,778,331
 Health food                                  -      9,810,444             -        9,810,444
 Tobacco, food service & other       40,398,702              -             -       40,398,702
                                  -------------    -----------    ----------    -------------
Total external revenue              213,586,948      9,810,444             -      223,397,392
Depreciation                            256,941         76,400           707          334,048
Amortization                                  -          6,935             -            6,935
Operating income (loss)               3,253,230        775,679    (1,067,101)       2,961,808
Interest expense                        157,599        211,524       266,400          635,523
Income (loss) from continuing
 operations before taxes              3,102,724        575,021    (1,333,502)       2,344,243
Total assets                         76,941,902     11,756,379     5,401,427       94,099,708
Capital expenditures                    101,977         22,135             -          124,112


THREE MONTHS ENDED JUNE 2007:
External revenue:
 Cigarettes                       $ 155,739,405    $         -    $        -    $ 155,739,405
 Confectionery                       15,322,855              -             -       15,322,855
 Health food                                  -      9,481,074             -        9,481,074
 Tobacco, food service & other       39,529,016              -             -       39,529,016
                                  -------------    -----------    ----------    -------------
Total external revenue              210,591,276      9,481,074             -      220,072,350
Depreciation                            311,516        129,453             -          440,969
Amortization                                  -          9,933             -            9,933
Operating income (loss)               4,505,551        750,264    (1,612,776)       3,643,039
Interest expense                        230,871        378,862       566,580        1,176,313
Income (loss) from continuing
 operations before taxes              4,279,474        386,060    (2,117,298)       2,548,236
Total assets                         74,383,084     12,146,574     6,854,647       93,384,305
Capital expenditures                     83,313         50,984             -          134,297


/1/ Includes intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations.


                                   Wholesale
                                  Distribution       Retail        Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
NINE MONTHS ENDED JUNE 2008:
External revenue:
 Cigarettes                       $ 438,088,121    $         -    $        -    $ 438,088,121
 Confectionery                       44,399,849              -             -       44,399,849
 Health food                                  -     29,861,462             -       29,861,462
 Tobacco, food service & other      112,122,867              -             -      112,122,867
                                  -------------    -----------    ----------    -------------
Total external revenue              594,610,837     29,861,462             -      624,472,299
Depreciation                            731,261        283,543         1,661        1,016,465
Amortization                                  -         26,801             -           26,801
Operating income (loss)               8,387,321      2,964,701    (3,062,020)       8,290,002
Interest expense                        569,564        794,050       991,269        2,354,883
Income (loss) from continuing
 operations before taxes              7,845,094      2,205,078    (4,024,616)       6,025,556
Total assets                         76,941,902     11,756,379     5,401,427       94,099,708
Capital expenditures                    509,447        157,821             -          667,268

NINE MONTHS ENDED JUNE 2007:
External revenue:
 Cigarettes                       $ 449,889,274    $         -    $        -    $ 449,889,274
 Confectionery                       42,246,747              -             -       42,246,747
 Health food                                  -     28,372,391             -       28,372,391
 Tobacco, food service & other      110,106,588              -             -      110,106,588
                                  -------------    -----------    ----------    -------------
Total external revenue              602,242,609     28,372,391             -      630,615,000
Depreciation                            925,156        409,993             -        1,335,149
Amortization                                  -         29,800             -           29,800
Operating income (loss)               9,337,687      2,282,661    (4,000,063)       7,620,285
Interest expense                        812,662      1,139,392     1,730,897        3,682,951
Income (loss) from continuing
 operations before taxes              8,544,730      1,177,812    (5,640,392)       4,082,150
Total assets                         74,383,084     12,146,574     6,854,647       93,384,305
Capital expenditures                    207,069        138,568             -          345,637


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

12.  SUBSEQUENT EVENTS:

Credit Facility Renewal and Debt Refinancing
--------------------------------------------
In July 2008, the Company amended and executed an early renewal of its $55.0 million credit agreement with Bank of America (the "Facility"), which originally was scheduled to mature in April 2009. The significant changes to the Facility agreement include:

   - The Facility bears interest at either the bank's prime rate or at a LIBOR based rate depending on the election made by the Company.

   - The Facility matures on June 30, 2011.

   - The Facility provides for an additional $5.0 million of credit available for inventory purchases. These advances bear interest at the bank's prime rate plus one-quarter of one percent (1/4%) per annum and are payable within 45 days of each advance.

   - The Facility includes a prepayment penalty equal to one percent (1%) of the prepayment loan limit of $55.0 million if prepayment occurs on or before June 30, 2009 and one-half of one percent (1/2%) if prepayment occurs subsequent to June 30, 2009 but on or before June 30, 2010.

In July 2008, the Company also refinanced a real estate note payable that is collateralized by two of the Company's distribution facilities (Bismarck, ND and Quincy, IL). The note payable was originally due in April 2009 and had a balance of approximately $5.6 million at June 2008. The terms of the new note payable include a fixed interest rate of 6.8% with monthly principal and interest installments of $58,303 due through June 2013. The remaining principal is due at maturity in June 2013.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements:

   - increases in state and federal excise taxes on cigarette and tobacco products, including proposed legislation to renew and expand the State Children's Health Insurance Program ("SCHIP"), which would be largely funded through significant increases to federal excise taxes on cigarette and tobacco products
   - changing market conditions with regard to cigarettes,
   - changes in promotional and incentive programs offered by manufacturers,
   - credit risk associated with the Company's wholesale segment customers,
   - future availability of capital,
   - the demand for the Company's products,
   - new business ventures,
   - domestic regulatory and legislative risks,
   - competition,
   - poor weather conditions,
   - increases in fuel prices,
   - other risks over which the Company has little or no control, and
   - any other factors not identified herein could also have such an effect.

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



CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our Form 10-K for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the nine months ended June 2008.

COMPANY OVERVIEW - THIRD FISCAL QUARTER 2008 (Q3 2008)

The following discussion and analysis includes the Company's results of operations from continuing operations for the three and nine months ended June 2008 and June 2007. Continuing operations are comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit (loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit from our discontinued operations have been aggregated and reported as income (loss) from discontinued operations and are not a component of the aforementioned continuing operations discussion.

During Q3 2008, the Company:

- generated $3.0 million in operating income as compared to $3.6 million for Q3 2007.

- recognized income from continuing operations per basic share of $2.57 and $2.75 for the three months ended June 2008 and June
   2007, respectively, and $6.50 and $4.14 for the nine months ended June 2008 and June 2007, respectively.

- recognized (loss) income from discontinued operations per basic share of ($0.18) and ($0.25) for the three months ended June 2008 and June 2007, respectively, and ($0.54) and $0.60 for the nine months ended June 2008 and June 2007, respectively.

-  declared a $0.08 per common share dividend.

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

Sales by business segment for the three and nine month periods ended June 2008 and June 2007 are as follows (dollars in millions):

                                          Three months                  Nine months
                                           ended June                    ended June
                                     -----------------------      ------------------------
                                                       Incr.                         Incr.
                                      2008     2007   (Decr)       2008     2007    (Decr)
                                     ------   ------  ------      ------   ------   ------
Wholesale distribution segment       $213.6   $210.6  $  3.0      $594.6   $602.2   $ (7.6)
Retail health food segment              9.8      9.5     0.3        29.9     28.4      1.5
                                     ------   ------  ------      ------   ------   ------
                                     $223.4   $220.1  $  3.3      $624.5   $630.6   $ (6.1)
                                     ======   ======  ======      ======   ======   ======

SALES - Q3 2008 vs. Q3 2007 (continuing operations)
---------------------------------------------------
Sales for Q3 2008 increased $3.3 million, or 1.5%, as compared to Q3 2007. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.8 million in both Q3 2008 and Q3 2007.

Sales in our wholesale distribution segment ("wholesale") increased
$3.0 million, or 1.4%, in Q3 2008 as compared to Q3 2007. This change included a $0.7 million increase in cigarette sales and a net $2.3 million increase in our other product category sales (tobacco, beverages, snacks, candy, grocery, health & beauty products, food service, and store supplies).

Significant items impacting our Q3 2008 wholesale segment sales included:

- $0.4 million increase in cigarette sales over Q3 2007 due to higher excise taxes.

- $3.6 million increase in cigarette sales over Q3 2007 due to price increases implemented by major manufacturers.

- $3.3 million decrease in cigarette sales over Q3 2007, primarily the result of a 3.2% decrease in cigarette shipment volumes.

- $2.3 million net increase in our other product category sales over Q3 2007, primarily the result of higher tobacco, confectionary, and food service sales, partially offset by lower sales in our beverage category.

Sales from our retail health food segment increased approximately $0.3 million, or 3.2%, in Q3 2008 as compared to Q3 2007. Sales growth has been achieved in most product categories. We believe this growth is largely attributable to the continuing popularity of vitamin supplements and natural food products among more health conscious consumers. We continue to capitalize on this trend with more targeted promotional insert programs and the recent expansion of our internet marketing efforts.

SALES - Nine months ended June 2008 (continuing operations)
-----------------------------------------------------------
Sales for the nine month period ended June 2008 decreased $6.1 million, or 1.0%, as compared to the same prior year period. Sales for the nine months ended June 2008 and 2007, were net of costs associated with sales incentives provided to retailers, totaling $11.2 million and $11.7 million, respectively.

Sales from our wholesale segment decreased $7.6 million for the nine months ended June 2008 as compared to the same prior year period. This change included a $11.8 million decrease in cigarette sales, partially offset by a $4.2 million net increase in our other product categories sales (tobacco, beverages, snacks, candy, grocery, health & beauty products, food service, and store supplies).

Significant items impacting wholesale segment sales for the nine months ended June 2008 included:

- $9.9 million increase in cigarette sales over the same prior year period due to higher excise taxes.

- $10.1 million increase in cigarette sales over the same prior year period due to price increases implemented by major manufacturers.

- $31.8 million decrease in cigarette sales over the same prior year period, primarily the result of a 7.6% decrease in cigarette shipment volumes.

- $4.2 million net increase in our other product category sales over the same prior year period, primarily the result of higher tobacco, confectionary, and food service sales, partially offset by lower sales in our beverage category.

The collective effect of higher food and fuel prices, and weakening economic conditions have negatively impacted retail consumer demand for many of our convenience store customers. These factors, in addition to recent legislative actions such as smoking bans and higher cigarette excise taxes, as well as a general decline in the number of cigarette consumers, have contributed to a trend of decreasing cigarette sales.


Sales from our retail health food segment increased approximately $1.5 million, or 5.3%, for the nine month period ended June 2008, as compared to the same prior year period. Sales growth has been achieved in most product categories. We believe this growth is largely attributable to the continuing popularity of vitamin supplements and natural food products among more health conscious consumers. We continue to capitalize on this trend with more targeted promotional insert programs and recent expansion of our internet marketing efforts.

GROSS PROFIT - Q3 2008 vs. Q3 2007 (continuing operations)
----------------------------------------------------------
Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales.

Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.

Gross profit by business segment for the three and nine month periods ended June 2008 and June 2007 are as follows (dollars in millions):

                                           Three Months               Nine months
                                            ended June                ended June
                                     -----------------------     -----------------------
                                                       Incr                        Incr
                                      2008     2007   (Decr)      2008     2007   (Decr)
                                     ------   ------  ------     ------  -------  ------
Wholesale distribution segment       $ 12.3   $ 13.2  $ (0.9)    $ 34.7  $  35.9  $ (1.2)
Retail health food segment              4.0      3.8     0.2       12.5     11.5     1.0
                                     ------   ------  ------     ------  -------  ------
                                     $ 16.3   $ 17.0  $ (0.7)    $ 47.2  $  47.4  $ (0.2)
                                     ======   ======  ======     ======  =======  ======


GROSS PROFIT - Q3 2008 vs. Q3 2007 (continuing operations)
----------------------------------------------------------
Overall gross profit for Q3 2008 decreased $0.7 million, or 4.1%, as compared to Q3 2007.

Gross profit in our wholesale segment decreased $0.9 million, or 6.8%, as compared to the same prior year period. Significant items impacting our Q3 2008 wholesale gross profit included a $0.3 million increase in manufacturer allowances as compared to Q3 2007 and a $1.2 million reduction in benefits received from cigarette excise tax increases as compared to the same prior year period.

Gross profit for the retail health segment increased $0.2 million in Q3 2008 as compared to Q3 2007. Of this increase, approximately $0.1 million related to higher sales volume, with the remaining change primarily attributable to improved sales mix and lower throw-out costs.

GROSS PROFIT - Nine months ended June 2008 (continuing operations)
------------------------------------------------------------------
Overall gross profit for the nine months ended June 2008 decreased $0.2 million as compared to the same prior year period.

Gross profit in our wholesale segment decreased $1.2 million, or 3.3%, for the nine month period ended June 2008, as compared to the same period in the prior year. For the nine months ended June 2008, our wholesale gross profit benefited approximately $1.0 million from price increases and lower promotional spending as compared to the same prior year period.

These items were offset by a $1.7 million reduction in benefits received from cigarette excise tax increases as compared to the same prior year period.
The remaining change in gross profit is primarily attributable to lower cigarette shipment volumes, partially offset by fluctuations in our product mix sold.

Gross profit for the retail health segment increased $1.0 million for the nine month period ended June 2008. Of this increase, approximately $0.6 million was related to higher sales volume, with the remaining change primarily attributable to improved sales mix and lower throw-out costs.

OPERATING EXPENSE - three and nine months ended June 2008 comparison
--------------------------------------------------------------------
Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance and professional fees.

Q3 2008 operating expenses decreased approximately $0.1 million as compared to Q3 2007. Included in this change, was a $0.7 million reduction in professional and legal costs and a $0.1 million reduction in depreciation charges. These decreases were partially offset by $0.7 million increase in fuel and compensation costs.

Operating expenses for the nine month period ended June 2008 decreased approximately $0.9 million as compared to the same prior year period. This decrease was primarily related to $1.3 million reduction in professional and legal costs, and a $0.3 million reduction in depreciation charges. These decreases were partially offset by higher fuel costs and bad debt expenses.

INTEREST EXPENSE - three and nine months ended June 2008 comparison
-------------------------------------------------------------------
Q3 2008 interest expense decreased approximately $0.5 million as compared to Q3 2007, and interest expense for the nine months ended June 2008 decreased approximately $1.3 million as compared to the prior year period. These decreases in interest expense were principally related to lower prime interest rates and lower average borrowings.

The Company primarily borrows at the prime interest rate. On average, the Company's borrowing rates on variable rate debt were 3.18% lower and the average borrowings on variable rate debt were $10.4 million lower in Q3 2008 as compared to Q3 2007. For the nine months ended June 2008, variable interest rates were on average 1.95% lower and average borrowings on variable rate debt were $11.0 million lower as compared to the same prior year period.

DISCONTINUED OPERATIONS - three and nine months ended June 2008 comparison
--------------------------------------------------------------------------
(Loss) income from discontinued operations totaled ($0.1) million and ($0.3) million for the three and nine months ended June 2008, respectively, as compared to a net loss of ($0.1) million and a net gain of $0.3 million for the three and nine month periods ended June 2007, respectively.

A summary of discontinued operations is as follows:

                                             Three months ended June          Nine months ended June
                                            -------------------------      ---------------------------
                                               2008 /1/     2007 /2/          2008 /1/       2007 /2/
                                            -----------   -----------      ------------   ------------
Sales                                       $         -   $         -      $          -   $    862,647
Operating loss /3/                              (40,791)     (114,230)         (122,731)      (539,907)
Gain on disposal of discontinued
 operations, before income taxes                      -             -                 -      1,455,333
Income tax (benefit) expense                    (57,000)      (80,000)         (175,000)       316,244
(Loss) income from discontinued operations      (98,441)     (131,740)         (291,881)       315,020


/1/ Includes the results for operations of TSI.

/2/ Includes the results of operations for TSI and Hawaiian Natural Water Company, Inc.
    ("HNWC"). HNWC was classified as continuing operations in October 2007 (Q1 2008).

/3/ Operating loss is before interest expense on discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. During the nine months ended June 2008, the Company generated cash of approximately $1.7 million from operating activities. The cash generated primarily resulted from higher overall earnings and a reduction in deferred income tax, accounts receivable and prepaid asset balances. These items were partially offset by higher inventory purchases and a reduction in accrued expenses.

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

Investing Activities. The Company used approximately $0.6 million of cash during the nine month period ended June 2008 for investing activities, primarily related to capital expenditures for property and equipment.

Financing Activities. The Company used net cash of $1.1 million from financing activities during the nine month period ended June 2008.
Of this net change in cash, $0.5 million related to payments on the Company's credit facility, $0.3 million related to common and preferred stock dividend payments, $0.1 million related to cash received on the exercise of stock options, and $0.4 million related to principal payments on long-term debt.


Cash on Hand/Working Capital. At June 2008, the Company had cash on hand of $0.6 million and working capital (current assets less current liabilities) of $39.8 million. This compares to cash on hand of $0.7 million and working capital of $34.9 million as of September 2007.

TSI Financing
-------------
As previously disclosed, TSI has approximately $2.8 million in related party debt obligations, which remain in default at June 2008. TSI has not obtained associated debt default waivers for these related party obligations.
At this time, the Company does not anticipate the defaults will materially impact the Company's future liquidity position.

Contractual Obligations
-----------------------
There have been no significant changes to the Company's contractual obligations as set forth in the Company's Form 10-K for the fiscal period ended September 30, 2007.

CREDIT AGREEMENT
----------------
In July 2008, the Company amended and executed an early renewal of its $55.0 million credit agreement with Bank of America (the "Facility"), which originally was scheduled to mature in April 2009. The significant changes to the Facility agreement are as follows:

   - The Facility bears interest at either the bank's prime rate or at a LIBOR based rate depending on the election made by the Company.

   - The Facility matures on June 30, 2011.

   - The Facility provides for an additional $5.0 million of credit available for inventory purchases. These advances bear interest at the bank's prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

   - The Facility includes a prepayment penalty equal to one percent (1%) of the prepayment loan limit of $55.0 million if prepayment occurs on or before June 30, 2009 and one-half of one percent (1/2%) if prepayment occurs subsequent to June 30, 2009 but on or before June 30, 2010.

The Company's maximum available credit limit for the revolving portion of the Facility was $51.3 million at June 2008, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances which are evaluated on a daily basis.
At June 2008, the outstanding balance on the revolving portion of the Facility was $38.0 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 5.0% at June 2008. Based on our collateral and loan limits as defined by the Facility agreement, the Company's excess availability under the Facility at June 2008 was approximately $13.3 million.



For the nine months ended June 2008, our peak borrowings under the Facility were $42.4 million and our average borrowings and average availability were $35.8 and $11.2 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on collateralized assets.

In July 2008, the Company refinanced a real estate note payable that is collateralized by two of the Company's distribution facilities (Bismarck, ND and Quincy, IL). The note payable was originally due in April 2009 and had a balance of approximately $5.6 million at June 2008. The terms of the new note payable include a fixed interest rate of 6.8% with monthly principal and interest installments of $58,303 due through June 2013. The remaining principal is due at maturity in June 2013.

As part of the July 2007 Television Events & Marketing, Inc. ("TEAM") litigation settlement, the Company became obligated to pay $187,500 in four equal quarterly installments of $46,875 for the period January 2008 through October 2010, and $125,000 in four equal quarterly installments of $31,250 for the period January 2011 through October 2011. Mr. Wright has personally guaranteed these payment obligations, which totaled approximately $0.6 million at June 2008. AMCON pays Mr. Wright an annual fee equal to 2% of the guaranteed principal in return for his personal guarantee. This guarantee is secured by a pledge of the shares of Chamberlin's, Akin's, HNWC, and TSI.

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



Factors That Could Affect Future Results
----------------------------------------
Wholesale Segment - The wholesale distribution industry continues to experience a decline in the demand for cigarettes, resulting in part from legislative actions such as higher excise taxes and smoking bans, as well as a general decline in the number of smokers in the United States.
Most recently, legislation has been proposed to significantly increase the federal excise taxes imposed on cigarette and tobacco products to fund the State Children's Health Insurance Program ("SCHIP"). If such legislation eventually passes, it could further accelerate the declining demand for cigarettes and tobacco products. For the nine months ended June 2008, sales of cigarette and tobacco products accounted for approximately 70% of the Company's consolidated sales and approximately 21% of its consolidated gross profit.

A weakening economy, higher food and fuel costs, and the impact of higher credit card fees have negatively impacted the profit margins and purchasing patterns of our largest customer segment, convenience stores. These factors may decrease future sales and expose the Company to higher bad debt expense. While the Company believes its current accounts receivable reserve levels are adequate, management can give no assurances that a further deterioration in economic conditions will not result in higher bad debt costs. Additionally, the Company has no long-term fuel purchase contracts at stabilized prices.

In the short term, the Company believes the aforementioned market conditions will pressure wholesale profits. The Company does not, however, believe such items will materially impact its liquidity position.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate risk on its variable rate debt.
At June 2008, the Company had $38.4 million of variable rate debt outstanding with maturities through April 2009 (extended to June 2011 as a result of the Facility amendment described in Note 12). The interest rate on this debt was 5.0% at June 2008. We estimate that our annual cash flow exposure relating to interest rate risk based on our current borrowings is approximately
$0.2 million for each 1% change in our lender's prime interest rate.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to this item may be found in Note 11 to the condensed consolidated unaudited financial statements in Item 1, which is incorporated herein by reference.

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

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable


Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

(a) Exhibits

10.6 Ninth Amendment to the Amended and Restated Loan and Security Agreement, dated July 17, 2008

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


Date:     July 17, 2008            /s/ Christopher H. Atayan
          ----------------         -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer and Chairman



Date:     July 17, 2008            /s/ Andrew C. Plummer
          ----------------         -----------------------------
                                   Andrew C. Plummer,
                                   Chief Financial Officer and Principal
                                    Financial and Accounting Officer




