Form 10-K
period 2008-09-30
AMCON DISTRIBUTING CO
filed 2008-11-07
CIK 928465

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED September 30, 2008
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

Large accelerated filer                      Accelerated filer
                                     ----                               ----

Non-accelerated filer (Do not check          Smaller reporting company
(if a smaller reporting company)                                         X
                                     ----                               ----

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).              Yes     No  X
                                           ----    ----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2008 was $10,532,641, computed by reference to the $30.86 closing price of such common stock equity on March 31, 2008.

As of November 3, 2008 there were 570,397 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the 2009 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A - Part III.




                          AMCON DISTRIBUTING COMPANY
                         ----------------------------
                              Table of Contents
                         ----------------------------
                                                                        Page
                                                                        ----
                                PART I
Item 1.    Business......................................................   4

Item 1A.   Risk Factors..................................................  10

Item 1B.   Unresolved Staff Comments.....................................  18

Item 2.    Properties....................................................  18

Item 3.    Legal Proceedings.............................................  19

Item 4.    Submission of Matters to a Vote of Security Holders...........  19

                                PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities.............  20

Item 6.    Selected Financial Data.......................................  21

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  21

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....  37

Item 8.    Financial Statements and Supplementary Data...................  38

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  69

Item 9A(T) Controls and Procedures.......................................  69

Item 9B.   Other Information.............................................  70

                                PART III
Item 10.   Directors, Executive Officers, and Corporate Governance.......  71

Item 11.   Executive Compensation........................................  71

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters ...............  71

Item 13.   Certain Relationships and Related Transactions, and
           Director Independence ........................................  71

Item 14.   Principal Accounting Fees and Services........................  72

                                PART IV
Item 15.   Exhibits, Financial Statement Schedules.......................  72


                                    PART I

For purposes of this report, unless the context indicates otherwise, all references to "we," "us," "our," "Company," and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The wholesale distribution segment of our Company will be separately referred to as "ADC." Additionally, the Company's 2008 and 2007 fiscal years ended September 30, are herein referred to as fiscal 2008 and fiscal 2007, respectively. The fiscal year-end balance sheet dates of September 30, 2008 and September 30, 2007 are referred to herein as September 2008 and September 2007, respectively.

This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7 of this report.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on the American Stock Exchange ("AMEX")under the symbol "DIT." The Company operates two business segments:

      - Wholesale Distribution Segment - The Company is a leading wholesale distributor of consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, and health and beauty care products.

      - Retail Health Food Segment - The Company operates thirteen retail health food stores in Florida and the Midwest.

WHOLESALE DISTRIBUTION SEGMENT

OPERATIONS. ADC serves approximately 4,000 retail outlets in the Great Plains and Rocky Mountain regions including convenience stores, grocery stores, liquor stores, drug stores and tobacco shops. In November 2007, Convenience Store News ranked ADC as the seventh (7th) largest convenience store distributor based on annual sales. ADC accounted for approximately 95% of the Company's consolidated revenue in fiscal 2008.

ADC distributes approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. In fiscal 2008, cigarette sales accounted for approximately 74% of ADC's revenue, with non-cigarette product categories comprising 26% of revenues. ADC's principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Proctor & Gamble, Hershey, Mars, Quaker, and Nabisco. ADC also markets private label lines of tobacco, snuff, water, candy products, batteries, film, and other products.



ADC's main corporate office is in Omaha, Nebraska. Additionally, ADC operates five distribution centers located in Illinois, Missouri, Nebraska, North Dakota and South Dakota. These distribution centers, combined with two cross-dock facilities, contain a total of approximately 487,000 square feet of floor space and employ modern equipment for the distribution of our large and diverse product mix. ADC also operates a fleet of approximately 182 delivery vehicles, including straight trucks and over-the-road vehicles with both refrigerated and non-refrigerated trailers.

COMPETITIVE STRENGTHS. The wholesale distribution business is a mature, highly competitive industry. To differentiate itself, ADC has employed a number of strategies focused around providing market leading customer service, flexible delivery capabilities, and innovative merchandising programs. These strategies have helped position ADC as a distributor of choice for both small independent retail outlets and multi-location retail outlets.

ADC's depth of management experience also provides the Company with considerable competitive advantages in regards to managing vendor and customer relationships, as well as overall operational execution. ADC's senior management team averages over 25 years of industry experience in the areas of logistics, sales, and marketing.

ADC's customer service programs include providing assistance in tracking and maximizing vendor promotions, access to private label and custom food services, store layout and design consultation, and overall profitability consulting. These programs have proven particularly popular with our independent retail outlets, many of which have less in-house expertise and resources than multi-location retailers.

ADC's customer service capabilities include several programs designed to assist our customers manage inventory and cash flow. These programs include a next-day delivery policy, acceptance of smaller quantity orders, and access to a number of information technologies to track inventory, monitor pricing data, and review new product offerings.

BUSINESS STRATEGY. The wholesale distribution industry (the "Industry") experienced significant changes driven by high fuel costs, increasing cigarette and tobacco excise taxes, smoking bans, the popularity of deep-discount cigarette brands, and consolidation within the Industry's customer base (principally convenience stores and tobacco shops) during fiscal 2008. Collectively, these items have pressured profit margins industry-wide.

Cigarette and tobacco sales remain a large percentage of our customers' total in-store sales volume. Historically, cigarette and tobacco products were purchased from a variety of sales channels, including grocery stores. In recent years, however, consumers have increasingly purchased their cigarette and tobacco products from convenience stores, which is one of ADC's largest customer segments. ADC remains largely dependent on the pricing and promotional programs offered by the major tobacco manufacturers, which can vary from year-to-year.


To capitalize on these industry-wide changes, ADC has aggressively managed its cost structure, heavily leveraged inventory management strategies, and deployed new technologies and automation tools where possible. These actions have allowed ADC to maintain competitive pricing and position itself to capture new business, sell new services to our existing customers, and further penetrate the convenience store market. Additionally, ADC remains focused on growing its non-tobacco revenue streams, which offer higher profit margins.

Slumping economic conditions, higher food costs, and the impact of credit card fees have negatively impacted profit margins for many of our customers. Additionally, recent disruptions in the credit markets and unprecedented fuel prices have created a challenging business environment for our largest customer segment (convenience stores).

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

In recent years, the retail health food industry has experienced consistent growth as the demand for non-processed natural products (pesticide-free, hormone-free, and non-genetically modified) became popular among health conscious consumers. Our retail health food segment has benefited from this trend, recording year-over-year sales growth of approximately 3.5%. Forward looking, however, rising food commodity prices and slumping economic conditions will likely decrease near term growth rates industry-wide and potentially result in further industry consolidation.

ECONOMIC CONDITIONS

Deteriorating economic conditions, the falling value of homes and retirement portfolios, higher fuel and food commodity prices, and recent disruptions in the credit markets are collectively impacting consumer confidence throughout the country as well as the regions in which we operate.

Based on these factors, future sales for both of our business segments may be negatively impacted in the near term. Many of our wholesale segment customers are thinly capitalized and their access to credit and reduced cash flow from operations may impact their ability to operate as a going concern, presenting additional credit risk for the Company. Further, a general decrease in consumer discretionary spending will likely pressure retail level sales for our convenience store customers, which will in turn decrease our wholesale segment sales volume.

Our retail segment will likely face a challenging environment in the near term as well, as the aforementioned macroeconomic issues push consumers to purchase cheaper alternatives to natural food products and/or decrease the average basket size of their purchases. We believe the economic hardships consumers now face may alter purchasing patterns such as a decrease in shopping trips and more price sensitive purchasing.

In the long-term, we believe economic conditions will improve and that our business model positions us well to capitalize on opportunities as they arise. Accordingly, we continue our conservative strategy of maintaining financial flexibility and investing prudently in long-term growth opportunities for the Company.

DISCONTINUED OPERATIONS
-----------------------
Discontinued operations as reflected in the Consolidated Statement of Operations included in this Annual Report on Form 10-K ("Annual Report"), were comprised of Trinity Springs, Inc. ("TSI") in fiscal 2008, and TSI and Hawaiian Natural Water Company, Inc. ("HNWC") in fiscal 2007. At September 30, 2008, discontinued operations included on the Company's Consolidated Balance Sheet represented the residual assets and liabilities of TSI.
Both TSI and HNWC operated water bottling facilities and were part of the Company's former beverage segment prior to their closure.

As discussed further in Note 2 to the Consolidated Financial Statements included in this Annual Report, in September 2007 TSI entered into an agreement with Crystal Paradise Holdings, Inc. ("CPH") which provided CPH an option to purchase TSI's remaining assets through the end of March 2009.
As of September 30 2008, CPH had not yet exercised its asset purchase option.

PRINCIPAL PRODUCTS

Sales of cigarettes represented 70% and 71% of the Company's consolidated revenue in fiscal 2008 and fiscal 2007, respectively. Sales of candy, beverages, food service, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 30% and 29% of consolidated revenue in fiscal 2008 and fiscal 2007, respectively.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 15 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION - Wholesale Distribution Segment

There are a number of both small and large wholesale distributors operating in the same geographical regions as ADC, resulting in a highly competitive marketplace. ADC is one of the largest distribution companies of its kind in its market area. ADC's principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core-Mark International
(San Francisco, California), as well as regional wholesalers such as Eby-Brown LLP (Chicago, Illinois) and Farner-Bocken (Carroll, Iowa), along with a host of smaller grocery and tobacco wholesalers.


Competition within the industry is based primarily on the range and quality of the services provided, pricing, variety of products offered, and the reliability of deliveries. Our larger competitors principally compete on pricing and breadth of product offerings, while our smaller competitors focus on customer service and the delivery arrangements.

ADC believes its business model is uniquely positioned to compete with a wide range of competitors including national, regional, and local wholesalers. As the seventh (7th) largest convenience store distributor in the United States, ADC has sufficient economies of scale to offer similar pricing as compared to national wholesalers, while its flexible distribution and support model allows it to provide superior customer service, and customized delivery and merchandising solutions, which have proven particularly attractive to our smaller customers.

COMPETITION - Retail Health Food Segment

The natural food retail industry is highly fragmented, with more than 11,000 stores operating independently or as part of small retail chains. The leading natural food retail chain, Whole Foods Market, continues to expand through new store openings and acquisitions, and competes with us in many markets. Additionally, conventional supermarkets and mass market outlets are also increasing their emphasis on the sale of natural food products.

SEASONALITY

Sales in the wholesale distribution industry are somewhat seasonal and tend to be higher in warm weather months as our convenience store customers experience increased customer traffic. The warm weather months generally fall within the Company's third and fourth fiscal quarters. Our retail health food business does not generally experience significant seasonal fluctuations in its business.

GOVERNMENT REGULATION

The Company is subject to regulation by federal, state and local governmental agencies, including the U.S. Department of Agriculture, the Food and Drug Administration, the Occupational Safety and Health Administration, and the U.S. Department of Transportation. These regulatory agencies generally impose standards for product quality and sanitation, workplace safety, and security and distribution policies.

The Company is also subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both federal and state regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In the past several years, a number of states have increased excise taxes on cigarettes and tobacco products. Based on recent legislative activity, we expect this trend to continue in addition to possible increases in excise taxes by the federal government. The potential of additional regulation over cigarette and tobacco products may decrease the Company's future sales and profitability.


ENVIRONMENTAL MATTERS

All the facilities and operations of the Company are subject to state and federal environmental regulations. The Company believes all of its real property is in substantial compliance with regulations regarding the discharge of toxic substances into the environment and is not aware of any conditions at its properties that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant in either fiscal 2008 or fiscal 2007.

EMPLOYEES

At September 2008, the Company had 731 full-time and 114 part-time employees in the following areas:

                   Managerial            34
                   Administrative        86
                   Delivery             107
                   Sales & Marketing    307
                   Warehouse            311
                                      -----
                   Total Employees      845
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

Corporate and Available Information

The Company's principal executive offices are located at 7405 Irvington Road, Omaha, Nebraska 68122. The telephone number at that address is 402-331-3727 and our website address is www.amcon.com. We provide free access to the various reports we file with the United States Securities and Exchange Commission through our website. These reports include, but are not limited to, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks.
Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

You may also read and copy any materials we file with the Commission at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. You can get information about the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov which contains reports, proxies and other company information.


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

- Increases in Fuel Prices Are Reducing Profit Margins and Adversely Affecting Our Business.

Increases in fuel prices have had a negative impact on our profits over the past fiscal year. If fuel prices remain high, and we are not able to pass on these costs to customers, it will continue to adversely impact our results of operations, business, cash flow, and financial condition.

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

- Due to Low Margins on the Products We Distribute, Changes in General Economic Conditions Can Adversely Affect Our Operating Results.

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

- Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. In fiscal 2008, approximately 70% of our consolidated revenues came from the distribution of cigarettes and generated approximately 22% of our consolidated gross profit. Due to increases in the prices of cigarettes, restrictions on advertising and promotions by cigarette manufacturers, increases in cigarette regulation and excise taxes, health concerns, smoking bans, increased pressure from anti-tobacco groups, and other factors, the U.S. cigarette market has been declining and is expected to continue to decline based on recent American Wholesale Marketers Association ("AWMA") studies. If this trend continues, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

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

- We Face Competition from Illicit and Other Low Priced Cigarettes.

We face competition from the diversion into the United States market of cigarettes intended for sale outside the United States, the sale of counterfeit cigarettes by third parties, the sale of cigarettes in non-taxable jurisdictions, inter-state and international smuggling of cigarettes, increased imports of foreign low priced brands, the sale of cigarettes by third parties over the Internet and by other means designed to avoid collection of applicable taxes. The competitive environment has been characterized by a continued influx of cheap products that challenge sales of higher priced and taxed cigarettes manufactured by parties to the master settlement agreement. Increased sales of counterfeit cigarettes, sales by third parties over the Internet, or sales by means to avoid the collection of applicable taxes, could have an adverse effect on our results of operations, cash flow, business, and overall financial condition.

- If the Tobacco Industry's Master Settlement Agreement Is Invalidated, or Tobacco Manufacturers Cannot Meet Their Obligations to Indemnify Us, We Could Be Subject to Substantial Litigation Liability.

In connection with the master settlement agreement, we are indemnified by the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from our sale of the tobacco products that they supply to us. However, if litigation challenging the validity of the master settlement agreement were to be successful and the master settlement agreement is invalidated, we could be subject to substantial litigation due to our sales of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we continue to be indemnified by cigarette manufacturers that are parties to the master settlement agreement, future litigation awards against such cigarette manufacturers could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations. Our results of operations, business, cash flow, and overall financial condition could be negatively impacted due to increased litigation costs and potential adverse rulings against us.

- Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products are subject to substantial excise taxes in the United States. Significant increases in cigarette-related taxes and/or fees have been proposed or enacted and are likely to continue to be proposed or enacted within the United States. In particular, during the past several years the United States Congress has proposed legislation to renew and expand the State Children's Health Insurance Program ("SCHIP"), funded primarily through increases in federal excise taxes on cigarette and tobacco products.

While this legislation has not been passed, it will likely be reintroduced in the future and could include substantial increases in the federal excise taxes on cigarette and tobacco products. If such legislation passes, it could have an adverse impact on consumption levels and result in lower sales volumes and/or a sales shift from higher margin premium cigarette and tobacco products to lower margin deep-discount brands, which could materially impact the Company's profitability. Historically, increases in cigarette and tobacco excise taxes have resulted in reduced consumer cigarette demand.

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

RISK FACTORS RELATED TO THE RETAIL BUSINESS
-------------------------------------------

- Increases in Retail Health Food Store Competition May Have an Adverse Effect on Our Business.

In the retail health food business, our primary competitors currently include national natural foods supermarkets, such as Whole Foods, specialty supermarkets, regional natural foods stores, small specialty stores, and restaurants. In addition, conventional supermarkets and mass market outlets are increasing their emphasis on the sale of natural products. Some of these potential competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting, and selling their products. Increased competition may have an adverse effect on our results of operations, business, cash flow, and financial condition as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

- Part of Our Strategy Is to Expand Our Retail Health Food Business Through The Opening of New Stores, If We Are Unsuccessful it May Have an Adverse Effect on Our Business.

Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. We also need to be able to open new stores timely and operate them successfully. In addition, our success is dependant on our ability to hire, train and integrate new qualified team members. Our success is also dependent on our ability to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. If we are not able to find and open new store locations and close poor performing stores, this could have a material adverse impact on our results of operations, business, cash flow, and overall financial condition.

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


RISK FACTORS RELATED TO THE OVERALL BUSINESS
--------------------------------------------
- The Deterioration in Economic Conditions and the Recent Credit Crisis May Negatively Impact Sales in Both Our Business Segments

Our results of operations and financial condition are particularly sensitive to changes in overall economic conditions that impact retail level consumer spending, including discretionary spending. Current economic conditions and disruptions in the credit markets may reduce retail level demand in both our business segments.

Many of our wholesale segment customers are thinly capitalized and their availability to credit may impact their ability to operate as a going concern, presenting additional credit risk for the Company. Further, a general decrease in consumer discretionary spending may pressure retail level sales for our convenience store customers, which could in turn decrease our wholesale segment sales volume. A decrease in consumer spending may also decrease sales in our retail segment, as customers purchase cheaper alternatives to natural food products and/or decrease the average basket size of their purchases. If such economic issues persist, it may result in lower sales and profitability.

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

Our revolving credit facility imposes restrictions on us that could increase our vulnerability to general adverse economic and Industry conditions by limiting our flexibility in planning for and reacting to changes in our business and Industry. Specifically, these restrictions limit our ability, among other things, to: incur additional indebtedness, make distributions and limits dividends, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets.

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

We expect that our principal sources of funds will be cash generated from our operations and financial condition and, if necessary, borrowings under our revolving credit facility. However, recent disruptions in the credit markets may impact the availability of capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital
expenditures and other needs for the foreseeable future.   We may require
additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtain financing on terms satisfactory to us, or at all.

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

- We May Be Subject to Product Liability Claims Which Could Adversely Affect Our Business.

We may face exposure to product liability claims in the event that the use of products sold by us causes injury or illness. With respect to product liability claims, we believe that we have sufficient liability insurance coverage and indemnities from manufacturers. However, product liability insurance may not continue to be available at a reasonable cost, or, if
available, may not be adequate to cover all of our liabilities.      We
generally seek contractual indemnification and insurance coverage from parties supplying the products we distribute, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or if contractual indemnification is not available or if the counterparty can not fulfill its indemnification obligation, product liability relating to defective products could materially adversely impact our results of operations, business, cash flow, and overall financial condition.



- We Depend on Our Senior Management and Key Personnel.

We substantially depend on the continued services and performance of our senior management and other key personnel, particularly Christopher H. Atayan, AMCON's Chief Executive Officer and Chairman of the Board, Kathleen
M. Evans, the Company's President, and Eric J. Hinkefent, the President of Health Food Associates, Inc. and Chamberlin's Natural Foods, Inc. While we maintain key person life insurance policies and have employment agreements with certain key personnel, the loss of service from any of our executive officers or key employees could harm our business.

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

In addition, at September 2008 approximately 4%, or approximately 33, of our employees are covered by a collective bargaining agreement with a labor organization, which expires in December 2008. We may not be able to renew our respective collective bargaining agreement on similar terms. We may not be able to recover labor cost increases through increased prices charged to customers or suffer business interruptions as a result of strikes or other work stoppages.

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

We cannot predict the impact that future laws, regulations, interpretations or applications, the effect of additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. While we do not manufacture any products, any of the aforementioned items could disrupt the supply levels of inventory that we sell. Any or all of such requirements could have an adverse effect on our results of operations, business, cash flow, and financial condition.

RISK FACTORS RELATED TO OUR COMMON STOCK
-----------------------------------------

- The Company Has Very Few Shareholders of Record And, If this Number Drops below 300, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from the AMEX Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of record owners (including direct participants in the Depository Trust Company) of our common stock is less than 300, our obligations to file reports under the Securities Exchange Act of 1934 is suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company will not be available to investors. In addition, the common stock of the Company would be removed from listing on the AMEX. This would likely impact investors' ability to trade in our common stock.

- In Relation to the Size of Our Company We Incur Significant Costs as a Result of Being a Public Company.

As a public company, we incur significant accounting, legal, governance, compliance and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission and the AMEX, have required changes in corporate governance practices of public companies. These rules and regulations increase our legal, audit and financial compliance costs and make some activities more time-consuming and costly. For example, as a result of being a public company, we are required to maintain additional board committees and formalize our internal control over financial reporting and disclosure controls and procedures. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

- We Have Various Mechanisms in Place to Discourage Takeover Attempts, Which May Reduce or Eliminate Our Stockholders' Ability to Sell Their Shares for a Premium in a Change of Control Transaction.

Various provisions of our bylaws and of corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed by our management and Board of Directors. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and Board of Directors. These provisions include:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

The location and approximate square footage of the Company's five distribution centers and thirteen retail stores at September 2008 are set forth below:

          Location                              Square Feet
          --------                              -----------
    Distribution - IL, MO, ND, NE & SD            487,000
    Retail - FL, KS, MO, NE & OK                  132,600
                                                  -------
    Total Square Footage                          619,600
                                                  =======

Our Quincy, Illinois, Bismarck, North Dakota and Rapid City, South Dakota distribution facilities are owned by ADC. Our Quincy, Bismarck and Rapid City distribution centers are subject to first mortgages by M&I Bank.
The Company leases its remaining distribution facilities, retail stores, offices, and certain equipment under noncancellable operating and capital leases. Management believes that its existing facilities are adequate for the Company's present level of operations, however, larger facilities and additional cross-dock facilities and retail stores may be required if the Company experiences growth in certain market areas.



ITEM 3.   LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 13 to the Consolidated Financial Statements in Item 8 and under the caption "Credit Agreement" (with respect to the TEAM settlement) in Item 7, each of which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

    Name                Age            Position
    ----                ---            --------
Christopher H. Atayan    48            Chairman of the Board,
                                        Chief Executive Officer,
                                        Director

Kathleen M. Evans        61            President, Director

Andrew C. Plummer        34            Vice President, Chief
                                        Financial Officer, and
                                        Secretary

Philip E. Campbell       47            Senior Vice President of
                                        Planning and Compliance

Eric J. Hinkefent        47            President of Chamberlin's Market
                                        and Cafe and Akin's Natural
                                        Foods Market

CHRISTOPHER H. ATAYAN has served as the Company's Chairman of the Board since January 2008, its Chief Executive Officer since October 2006, and has been a director of the Company since 2004. From March 2006 to October 2006, Mr. Atayan served the Company in various capacities including Vice Chairman and Chief Corporate Officer. Mr. Atayan is also a consultant to Draupnir LLC (the parent of Draupnir Capital, LLC.), a director of AMCON Corporation, and a director of Hotlink Incorporated. He has also served as the Senior Managing Director of Slusser Associates, a New York investment banking firm, since 1988.

KATHLEEN M. EVANS has been President of the Company since 1991. Prior to that time, Ms. Evans served as Vice President of the AMCON Corporation from 1985 to 1991. From 1978 to 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.


ANDREW C. PLUMMER has served as the Company's Chief Financial Officer and Secretary since January 2007. From 2004 to 2007, Mr. Plummer served the Company in various roles including Acting Chief Financial Officer, Corporate Controller, and Manager of SEC Compliance. Prior to joining AMCON in 2004, Mr. Plummer practiced public accounting, primarily with the accounting firm Deloitte and Touche, LLP.

PHILIP E. CAMPBELL has served as the Senior Vice President of Planning and Compliance for the Company since January 2007 and has provided consulting services for the Company since 2004. Mr. Campbell is also an officer and a director of Hotlink Incorporated. Prior to that time, Mr. Campbell held senior management roles in a number of companies, most recently as the Chief Financial Officer of Franchise Concepts, Inc. from 2001 to 2004.

Although not an executive officer of our Company, Eric. J. Hinkefent is an executive officer of two of our subsidiaries. His business experience is as follows:

ERIC J. HINKEFENT has served as President of both Chamberlin's Natural Foods, Inc. and Health Food Associates, Inc. since October 2001. Prior to that time, he served as President of Health Food Associates, Inc. beginning in 1993. He has also served on the Board of The Healthy Edge, Inc. from 1999 through 2003.

                                PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock trades on the AMEX under the trading symbol "DIT." As of October 24, 2008, the closing stock price was $19.85 and there were 570,397 common shares outstanding. As of that date, the Company had approximately 360 common shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company's common stock reported by AMEX for fiscal 2008 and 2007.

                     Fiscal 2008           Fiscal 2007
                  ----------------      ----------------
                    High     Low          High     Low
                  -------  -------      -------  -------
    4th Quarter   $ 31.25  $ 24.50      $ 31.77  $ 22.05
    3rd Quarter     34.00    27.75        28.85    20.62
    2nd Quarter     36.38    29.00        33.75    18.25
    1st Quarter     44.00    26.74        19.85    12.25




Dividend Policy

On a quarterly basis, the Company's Board of Directors evaluates the potential declaration of dividend payments on the Company's common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The Company's revolving credit facility provides that it may not pay dividends on its common shares in excess of $0.72 per common share on an annual basis.

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position.

The Company's Board of Directors declared cash dividends of $0.08 per common share subsequent to the Company's second and third fiscal quarters. Cash dividends paid on common stock during fiscal 2008 totaled $90,970. The Company paid no dividends on its common stock during fiscal 2007.

The Company has issued Series A, B and C Convertible Preferred Stock ("Convertible Preferred Stock"), which are not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on Convertible Preferred Stock totaling $419,839 and $418,692 during fiscal 2008 and fiscal 2007, respectively. See Note 3 to the Consolidated Financial Statements included in this Annual Report for further information regarding these securities.

COMPANY REPURCHASE OF SHARES

The Company did not repurchase shares of its common stock during fiscal 2008 or fiscal 2007.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, under Item 8, and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this
Item 7. The following discussion and analysis includes the results of operations for our continuing operations for the twelve month period ended September 30 in fiscal 2008 and 2007.

A separate discussion of our discontinued operations has been presented within this Item 7. Accordingly, the sales, gross profit (loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit for discontinued operations have not been included in our analysis of continuing operations. For more information regarding our business segments, see Item 1 "Business" of this Annual Report.

Strategic Initiatives
---------------------
The Company has set out a number of key initiatives in conjunction with its long-term strategic plan. The primary elements of this strategic plan include:

     - continuing growth in our two core businesses (wholesale distribution and retail health food);
     -  reducing debt and maximizing the Company's liquidity position;
     -  aggressively managing the Company's cost structure; and
     -  capitalizing on strategic acquisition opportunities.

While the Company can give no assurances, management believes these initiatives will strengthen the Company's ability to compete on a long-term basis and create shareholder value.

Significant Events In Fiscal 2008
----------------------------------
During fiscal 2008, the Company:

   - experienced a $0.9 million, or 22.2%, increase in net income available for shareholders as compared to fiscal 2007.

   - recognized income from continuing operations per basic share of $9.65 in fiscal 2008 as compared to $7.19 per basic share in fiscal 2007.

   - recognized a loss from discontinued operations per basic share of ($0.49) in fiscal 2008 as compared to income per basic share of $0.44 in fiscal 2007.

   - reduced average borrowings on the revolving portion of our credit agreement with Bank of America (the "Facility") by $10.6 million as compared to fiscal 2007.

   - amended and executed an early renewal of its $55.0 million Facility with Bank of America in July 2008. The Facility was originally scheduled to mature in April 2009 and was extended through June 2011.

   - reinstated the payment of dividends on shares of its common stock, paying dividends of $0.08 per common share subsequent to its second and third fiscal quarters.


Results of Operations
---------------------
The following table sets forth an analysis of various components of the Company's Statement of Operations as a percentage of sales for fiscal years 2008 and 2007:



                                                          Fiscal Years
                                                    ------------------------
                                                       2008          2007
                                                    ------------------------
Sales............................................     100.0%        100.0%
Cost of sales....................................      92.5          92.5
                                                    ------------------------
Gross profit.....................................       7.5           7.5
Selling, general and
 administrative expenses.........................       6.0           6.0
Depreciation and amortization....................       0.2           0.2
                                                    ------------------------
Operating income ................................       1.3           1.3
Interest expense.................................       0.3           0.5
                                                    ------------------------
Income from continuing operations
 before income taxes.............................       1.0           0.8
Income tax expense...............................       0.4           0.3
                                                    ------------------------
Income from continuing operations ...............       0.6           0.5
(Loss) income on discontinued
 operations, net of tax..........................         -             -
                                                    ------------------------
Net income ......................................       0.6           0.5
Preferred stock dividend
 requirements....................................         -             -
                                                    ------------------------
Net income available to
 common shareholders.............................       0.6%          0.5%
                                                    ========================

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

Sales by business segment for fiscal 2008 and 2007 are follows (dollars in millions):

                                              Sales
                                    -------------------------
                                                        Incr
                                      2008    2007     (Decr)
                                    -------  -------  -------
Wholesale distribution segment      $ 821.3  $ 815.7  $   5.6
Retail health food segment             39.2     37.9      1.3
                                    -------  -------  -------
                                    $ 860.5  $ 853.6  $   6.9
                                    =======  =======  =======

FISCAL YEAR 2008 VERSUS FISCAL YEAR 2007 - Continuing Operations
----------------------------------------------------------------
Sales are reported net of costs associated with sales incentives provided to retailers, totaling $15.4 million and $15.7 million for fiscal 2008 and fiscal 2007, respectively.

Sales in our wholesale distribution segment ("wholesale") increased $5.6 million, or 0.7%, in fiscal 2008 as compared to fiscal 2007. This change included a $3.7 million decrease in cigarette sales and a net $9.3 million sales increase in our tobacco, beverages, snacks, candy, grocery, health & beauty products, food service, and store supplies categories ("Other Products").

Significant items impacting our wholesale segment sales during fiscal 2008 included:

- $14.6 million increase in cigarette sales over fiscal 2007 due to price increases implemented by major manufacturers. /1/

- $10.0 million increase in cigarette sales over fiscal 2007 due to higher excise taxes in certain states. /1/

- $28.3 million decrease in cigarette sales over fiscal 2007, primarily due to a 5.7% decrease in cigarette shipment volumes.

- $9.3 million net increase in our Other Product sales category over fiscal 2007. This increase was primarily the result of higher tobacco, confectionary, and food service sales, partially offset by lower sales in our beverage category.

/1/ As these increases are passed on to our customers, they resulted in a correlating increase in the cost of sales.

Sales from our retail health food segment increased approximately $1.3 million, or 3.5%, during fiscal 2008 as compared to fiscal 2007. A significant portion of this sales growth was attributable to higher sales in our grocery and vitamin supplement categories, driven in part by the popularity of natural food products and more health conscious consumption patterns among consumers. On a long-term basis, we believe these trends will continue and that our retail health food segment is well positioned to capitalize on such trends. In the near term, however, our sales growth in this segment may flatten or decrease due to deterorating economic conditions as previously discussed.

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


Gross profit by business segment for the fiscal 2008 and September 2007 are as follows (dollars in millions):

                                           Gross Profit
                                    -------------------------
                                                       Incr
                                      2008     2007   (Decr)
                                    -------  -------  -------
Wholesale distribution segment      $  48.3  $  48.8  $  (0.5)
Retail health food segment             16.4     15.4      1.0
                                    -------  -------  -------
                                    $  64.7  $  64.2  $   0.5
                                    =======  =======  =======

Gross profit in our wholesale segment decreased $0.5 million, or 1.0%, in fiscal 2008 as compared to fiscal 2007. Significant items impacting gross profit during fiscal 2008 included a $1.7 million reduction in benefits received from cigarette excise tax increases as compared to fiscal 2007 and a $1.6 million increase in gross profit principally due to higher sales in Other Products. The remaining change in gross profit is primarily attributable to lower cigarette shipment volumes, fluctuations in product mix, and lower promotional spending.

Gross profit in our retail health segment increased $1.0 million, or 5.8%, in fiscal 2008 as compared to fiscal 2007. Of this increase, approximately $0.6 million related to higher sales volume and $0.4 million was attributable to improved sales mix and higher overall gross profit margins.

OPERATING EXPENSE

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees.

Operating expenses for fiscal 2008 increased approximately $0.2 million as compared to fiscal 2007. Significant items impacting operating expenses during fiscal 2008 included a $1.0 million increase in fuel costs, a $0.5 million increase in bad debt expense, and a $0.7 million increase in compensation and employee related costs. These items were partially offset by a $1.0 million decrease in professional and legal costs, a $0.4 million decrease in depreciation expense, and a $0.6 million decrease in other operating expenses.



INTEREST EXPENSE

Fiscal 2008 interest expense decreased approximately $1.8 million as compared to fiscal 2007. This decrease was principally related to lower prime interest rates and lower average borrowings.

The Company primarily borrows at the prime interest rate. On average, the Company's borrowing rates on variable rate debt were 2.22% lower and the average borrowings on variable rate debt were $10.6 million lower in fiscal 2008 as compared to fiscal 2007.

DISCONTINUED OPERATIONS (Fiscal 2008 vs. Fiscal 2007)

Discontinued operations as reflected in the Consolidated Statement of Operations included in this Annual Report were comprised of Trinity Springs, Inc. ("TSI") in fiscal 2008, and TSI and Hawaiian Natural Water Company, Inc. ("HNWC") in fiscal 2007.

The Company incurred an after tax loss of ($0.3) million related to discontinued operations in fiscal 2008 and after tax net income of $0.2 million in fiscal 2007. Charges incurred during fiscal 2008 were primarily related to the preservation of TSI's residual assets. Fiscal 2007 results from operations benefited $1.6 million (pre-tax) from the gain recorded in connection with the November 2006 sale of HNWC's residual assets.

As discussed further in Note 2 to the Consolidated Balance Sheet included in this Annual Report, in September 2007 the Company settled outstanding litigation among and between AMCON, TSI and CPH, resulting in a $1.5 million deferred gain. This gain has been classified as a component of noncurrent liabilities of discontinued operations in the Company's Consolidated Balance Sheets and will be recognized upon the earlier of CPH's election to exercise its TSI asset purchase option, or the expiration of the asset purchase option in March 2009. As of September 2008, CPH had not yet exercised its asset purchase option.

A summary of discontinued operations is as follows:

                                                        Year ended
                                                         September
                                             -------------------------------

                                                 2008 /1/           2007 /2/
                                             ------------       ------------
Sales                                        $         -        $   862,852
Operating loss /3/                              (188,904)          (576,101)
Gain on disposal of discontinued
 operations, before income taxes                       -          1,455,333
Income tax (benefit) expense                    (158,000)           269,000
(Loss) income from discontinued operations      (260,952)           234,551

/1/ Includes the results of operations for TSI.
/2/ Includes the results of operations for TSI and Hawaiian Natural Water Company, Inc.
    ("HNWC"). HNWC was classified as continuing operations in October 2007 (Q1 2008).
/3/ Operating loss is before interest expense.


Liquidity and Capital Resources
-------------------------------

OVERVIEW
--------
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. During fiscal 2008, the Company generated cash of approximately $5.2 million from operating activities.
The cash generated primarily resulted from higher overall earnings and a reduction in deferred income taxes and prepaid asset balances, partially offset by higher inventory balances.

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

Investing Activities. The Company used approximately $0.8 million of cash during fiscal 2008 for investing activities, primarily related to capital expenditures for property and equipment.

Financing Activities. The Company used cash of $4.7 million for financing activities during fiscal 2008. Of this amount, $3.7 million related to net payments on the Company's credit facility, $0.7 million related to principal payments on long-term debt, and $0.5 million related dividends on the Company's common and preferred stock. This was partially offset by $0.2 million in cash received on the exercise of stock options.

Cash on Hand/Working Capital. As of September 2008, the Company had cash on hand of $0.5 million and working capital (current assets less current liabilities) of $38.9 million. This compares to cash on hand of $0.7 million and working capital of $34.9 million as of September 2007.

CREDIT AGREEMENT
----------------
In July 2008, the Company amended and executed an early renewal of its $55.0 million credit agreement with Bank of America (the "Facility"), which was originally scheduled to mature in April 2009. The significant terms of the new Facility agreement include:

   - Extended maturity date through June 2011.

   - A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.4 million at September 30, 2008.


CREDIT AGREEMENT (continued)
----------------------------

   - The Facility bears interest at either the bank's prime rate or at a LIBOR based rate based on the election made by the Company.

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

   - The Facility includes a prepayment penalty equal to a predetermined percentage of the original maximum loan limit of $60.4 million if the Company prepays the entire Facility and terminates the credit agreement before specified dates. The prepayment penalty percentages are as follows: (1) one percent (1%) if prepayment occurs on or before June 30, 2009, and (2) one-half of one percent (1/2%) if prepayment occurs subsequent to June 30, 2009 but on or before June 30, 2010.

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows:

(a) $7,000,000 for the twelve months ending September 30, 2008 and;
(b) $1,000,000 for the three months ending December 31, 2008 and;
(c) $2,000,000 for the six months ending March 31, 2009

The Company was in compliance with the required debt service and minimum EBITDA covenants at September 2008.

The Company's maximum available credit limit for the revolving portion of the Facility was $52.8 million at September 2008, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances which are evaluated on a daily basis.

At September 2008, the outstanding balance on the revolving portion of the Facility was $34.8 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 5.0% at September 2008. Based on our collateral and loan limits as defined by the Facility agreement, the Company's excess availability under the Facility at September 2008 was approximately $18.0 million.

During fiscal 2008, our peak borrowings under the Facility were $42.4 million and our average borrowings and average availability were $35.5 and $12.6 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on collateralized assets.

In July 2008, the Company refinanced a real estate note payable which was collateralized by two of the Company's distribution facilities (Bismarck, ND and Quincy, IL). The note payable was originally due in April 2009. The terms of the new note payable include a fixed interest rate of 6.75% with monthly principal and interest installments of $58,303 due through June 2013. The remaining principal is due at maturity in June 2013.

As part of the July 2007 Television Events & Marketing, Inc. ("TEAM") litigation settlement, the Company became obligated to pay $46,875 in quarterly installments through October 2010 and $31,250 in quarterly installments through October 2011. Mr. Wright has personally guaranteed these payment obligations, which totaled approximately $0.5 million at September 2008. AMCON pays Mr. Wright an annual fee equal to 2% of the guaranteed principal in return for his personal guarantee. This guarantee is secured by a pledge of the Company's shares of Chamberlin's, Akin's, HNWC, and TSI.

TSI Financing
-------------
As previously disclosed, TSI has approximately $2.8 million in related party debt obligations, which were in default during both fiscal 2008 and fiscal 2007. TSI has not obtained associated debt default waivers for these related party obligations. At this time, the Company does not anticipate the defaults will materially impact its future liquidity position.

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

Dividend Payments
-----------------
The Company's Board of Directors declared cash dividends of $0.08 per common share subsequent to the Company's second and third fiscal quarters. Cash dividends paid on common stock during fiscal 2008 totaled $90,970. The Company paid no dividends on its common stock during fiscal 2007.

The Company has issued Series A, B and C Convertible Preferred Stock ("Convertible Preferred Stock"), which are not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on Convertible Preferred Stock totaling $419,839 and $418,692 during fiscal 2008 and fiscal 2007, respectively. See Note 3 to the Consolidated Financial Statements included in this Annual Report for further information regarding these securities.

                                29
OTHER
-----
The Company has several capital leases for office and warehouse equipment. At September 2008, the outstanding balances on the capital leases totaled approximately $0.3 million.

AMCON has issued a letter of credit for $0.8 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.

Liquidity Risk
--------------
The Company's liquidity position is significantly influenced by its ability to obtain sufficient levels of working capital. For our Company and industry in general, customer credit risk and continuing access to bank credit (primarily for the purpose of funding inventory purchases and the lag period on accounts receivable collections), are important factors impacting our overall liquidity position.

As previously discussed, the Company recently renewed its credit facility with Bank of America and believes it has a strong working relationship with that financial institution. Additionally, the Company was in compliance with all debt covenants as of September 2008. Our customers, many of whom are thinly capitalized, do present credit risk. The Company, however, aggressively monitors its exposure in this area and believes it had adequate reserves in place at September 2008.

The Company does not currently hedge its exposure to interest rate risk or fuel costs. Accordingly, significant price movements in these areas can and do impact the Company's profitability.

Based on these considerations, the Company believes its liquidity position going forward will be adequate to sustain operations and fund future growth. However, as recent events in the financial markets have demonstrated, dramatic shifts in market conditions could materially impact the Company's ability to collect on customer accounts receivable balances and/or secure bank credit. While we don't believe the development of such issues in our business is likely, a continued steep deterioration in market conditions could materially impact our liquidity position.

Factors That Could Affect Future Results
----------------------------------------
Wholesale Segment - The wholesale distribution industry continues to experience a decline in the demand for cigarettes, resulting in part from legislative actions such as higher excise taxes and smoking bans, as well as a general decline in the number of smokers in the United States. In the past several years, legislation has been proposed to significantly increase the federal excise taxes imposed on cigarette and tobacco products to fund the State Children's Health Insurance Program ("SCHIP"). While such legislation has not passed, it will likely be reintroduced in the future. If such legislation eventually passed, it could further accelerate the declining demand for cigarettes and tobacco products. In fiscal 2008, sales of cigarette and tobacco products accounted for approximately 70% of the Company's consolidated sales and approximately 22% of its consolidated gross profit.

Slumping economic conditions, higher food costs, and the impact of credit card fees have negatively impacted profit margins for many of our customers. Additionally, recent disruptions in the credit markets and unprecedented fuel prices have created a challenging business environment for our largest customer segment (convenience stores).

In the short term, the Company believes the aforementioned items will pressure future wholesale profits. The Company does not, however, believe such items will materially impact its liquidity position. While these market conditions present risks, the Company believes that on a long-term basis, they provide opportunities to enhance shareholder value as smaller distributors are forced from the market creating opportunities to win market share and complete strategic acquisitions at more attractive prices.

Retail Health Food Segment - Our retail segment continues to experience year-over-year sales growth. While we enjoy a loyal customer following in this business segment, weak economic conditions combined with higher natural food costs and increased competition may negatively impact future sales growth and gross profit margins.

Other Matters - Critical Accounting Estimates
---------------------------------------------

GENERAL

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2008.

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

    - Economic conditions and credit crisis   Slumping economic conditions,
      higher food costs, and the impact of credit card fees have negatively impacted profit margins for many of our customers. Additionally, recent disruptions in the credit markets and unprecedented fuel prices have created a challenging business environment for our largest customer segment (convenience stores). The current economic environment has impacted consumer spending on higher profit, discretionary items at convenience stores. This has a direct impact on convenience stores profitability and ultimately impacts their ability to pay their account timely, or at all.

INVENTORIES

NATURE OF ESTIMATES REQUIRED. In our businesses, we carry large quantities and dollar amounts of inventory. Inventories primarily consist of finished products purchased in bulk quantities to be sold to our customers. Given the large quantities and broad range of products we carry, there is a risk that inventory may become impaired because it has become unsaleable or unrefundable, slow moving, obsolete, or because it has been discontinued. The use of estimates is required in determining the salvage value of this inventory.

ASSUMPTIONS AND APPROACH USED. We estimate our inventory obsolescence reserve at each balance sheet date based on the following criteria:

      -Slow moving products - Items identified as slow moving are evaluated on a case-by-case basis for impairment.

      -Obsolete/discontinued inventory - Products identified that are near or beyond their expiration dates. We may also discontinue carrying certain product lines for our customers. As a result, we estimate the market value of this inventory as if it were to be liquidated.

      -Estimated salvage value/sales price - The salvage value of the inventory is estimated using management's evaluation of the congestion in the distribution channels and experience with brokers and inventory liquidators to determine the salvage value of the inventory.



DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets consist primarily of fixed assets and intangible assets that were acquired in business combinations. Fixed assets and amortizable identified intangible assets are assigned useful lives ranging from 3 to 40 years. Goodwill is not amortized. Impairment of reporting units, which is measured in the Company's fourth fiscal quarter in order to coincide with its budgeting process. The reporting units are valued using after-tax cash flows from operations (less capital expenditures) discounted to present value.
No impairment charges were recorded by the Company in fiscal 2008 or fiscal
2007.

NATURE OF ESTIMATES REQUIRED. Management has to estimate the useful lives of the Company's long lived assets. In regard to the Company's impairment analysis, the most significant assumptions include management's estimate of the annual growth rate used to project future sales and expenses.

ASSUMPTIONS AND APPROACH USED. For fixed assets, depreciable lives are based on our accounting policy which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of amortizable intangible assets, such as customer lists, we rely on our historical experience to estimate the useful life of the applicable asset and consider Industry norms as a benchmark. In evaluating potential impairment of long-lived assets, we primarily use an income based approach (discounted cash flow method) in addition to both public and private company information. A discounted cash flow methodology requires estimation in (i) forecasting future earnings (ii) determining the discount rate applicable to the earnings stream being discounted, and (iii) computing a terminal value at some point in the future.

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

INSURANCE

The Company's insurance for workers' compensation, general liability and employee-related health care benefits are provided through high-deductible or self-insured programs. As a result, the Company accrues for its workers' compensation liability based upon claim reserves established with the assistance of a third-party administrator, which are then trended and developed. The reserves are evaluated at the end of each reporting period. Due to the uncertainty involved with the realization of claims incurred but unreported, management is required to make estimates of these claims.

ASSUMPTIONS AND APPROACH USED. In order to estimate our reserve for incurred but unreported claims we consider the following key factors:


Employee Health Insurance Claims

     - Historical claims experience - We review loss runs for each month to calculate the average monthly claims experience.

     - Lag period for reporting claims - Based on analysis and consultation with our third party administrator, our experience is such that we have a minimum of a one month lag period in which claims are reported.

Workers' Compensation Insurance Claims

     - Historical claims experience - We review prior years' loss runs to estimate the average annual expected claims and review monthly loss runs to compare our estimates to actual claims.

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

In accordance with Financial Accounting Standards Board Interpretation, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), we must assess the likelihood that our deferred tax assets will be recovered from future taxable income and establish a related valuation allowance as appropriate. In performing our evaluation, we consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized.

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

Recently Issued Accounting Pronouncements
-----------------------------------------
The Company is currently evaluating the impact of implementing the following new accounting standards:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). In February 2008, the FASB issued FASB Staff Position ("FSP") 157-1 and FSP 157-2.
FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope and FSP 157-2 delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities and is effective beginning in fiscal 2010 for the Company. Additionally, in October 2008 FASB issued FSP 157-3 which provides guidance in determining fair value under SFAS 157 for inactive markets.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective November 15, 2008.
SFAS 162 is not expected to have an impact on the financial statements.

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

   - increases in state and federal excise taxes on cigarette and tobacco products, including proposed legislation to renew and expand the State Children's Health Insurance Program ("SCHIP"), which would be largely funded through significant increases to federal excise taxes on cigarette and tobacco products
   - declining market conditions with regard to cigarettes,
   - changes in promotional and incentive programs offered by manufacturers,
   - credit risk associated with the Company's wholesale segment customers,
   - recent events in the credit markets may impact the availability of capital resources,
   - the demand for the Company's products,
   - new business ventures,
   - domestic regulatory and legislative risks,
   - competition,
   - poor weather conditions,
   - increases in fuel prices,
   - other risks over which the Company has little or no control, and
   - any other factors not identified herein could also have such an effect.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.




ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to 2008 Consolidated Financial Statements


  Report of Independent Registered Public
     Accounting Firm.......................................................39

  Consolidated Balance Sheets as of September 2008 and September 2007......40

  Consolidated Statement of Operations for the Fiscal Years Ended
     September 2008 and September 2007.....................................41

  Consolidated Statement of Shareholders' Equity for the Fiscal Years
     Ended September 2008 and September 2007...............................42

  Consolidated Statement of Cash Flows for the Fiscal Years Ended
     September 2008 and September 2007.....................................43

  Notes to Consolidated Financial Statements...............................45






Report of Independent Registered Public Accounting Firm

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCON Distributing Company and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years ended September 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of AMCON Distributing Company's internal control over financial reporting as of September 30, 2008, included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.



/s/ McGLADREY & PULLEN LLP
Omaha, Nebraska
November 7, 2008






CONSOLIDATED BALANCE SHEETS
AMCON Distributing Company and Subsidiaries
--------------------------------------------------------------------------------------------------
September 30,                                                             2008           2007
--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                             $     457,681    $     717,554
   Accounts receivable, less allowance
    for doubtful accounts of $0.8 million
    and $0.3 million in 2008 and 2007, respectively                    27,198,414       27,848,938
   Inventories, net                                                    37,330,969       29,738,727
   Deferred income taxes                                                1,260,609        1,446,389
   Current assets of discontinued operations                               18,947           18,897
   Prepaid and other current assets                                     3,519,650        5,935,208
                                                                    ------------------------------
      Total current assets                                             69,786,270       65,705,713

Property and equipment, net                                            10,907,541       11,190,768
Goodwill                                                                5,848,808        5,848,808
Other intangible assets, net                                            3,373,269        3,400,070
Deferred income taxes                                                     234,171        2,768,043
Non-current assets of discontinued operations                           2,032,047        2,057,033
Other assets                                                            1,123,252        1,093,150
                                                                    ------------------------------
                                                                    $  93,305,358    $  92,063,585
                                                                    ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  14,738,214    $  15,253,562
   Accrued expenses                                                     5,275,697        5,293,923
   Accrued wages, salaries and bonuses                                  2,636,699        2,202,594
   Income taxes payable                                                   313,021          367,773
   Current liabilities of discontinued operations                       4,041,837        4,035,863
   Current maturities of credit facility                                3,046,000        3,046,000
   Current maturities of long-term debt                                   787,128          568,024
                                                                    ------------------------------
      Total current liabilities                                        30,838,596       30,767,739

Credit facility, less current maturities                               32,155,005       35,808,180
Long-term debt, less current maturities                                 6,525,881        7,123,453
Noncurrent liabilities of discontinued operations                       6,542,310        6,542,310

Series A cumulative, convertible preferred stock, $.01 par value
  100,000 authorized and issued, liquidation preference
  $25.00 per share                                                      2,438,355        2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
  80,000 authorized and issued, liquidation preference
  $25.00 per share                                                      1,857,645        1,857,645

Series C cumulative, convertible preferred stock, $.01 par value
  80,000 authorized and issued, liquidation preference
  $25.00 per share                                                      1,982,372        1,982,372

Commitments and contingencies (Note 13)

Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, 260,000 shares outstanding and issued
   in Series A, B, and C referred to above                                      -                -
  Common stock, $0.01 par value, 3,000,000 shares
   authorized, 570,397 shares outstanding at September 2008
   and 529,436 shares outstanding at September 2007                         5,704            5,295
  Additional paid-in capital                                            6,995,948        6,396,131
  Retained earnings (deficit)                                           3,963,542         (857,895)
                                                                    ------------------------------
      Total shareholders' equity                                       10,965,194        5,543,531
                                                                    ------------------------------
                                                                    $  93,305,358    $  92,063,585
                                                                    ==============================

   The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
AMCON Distributing Company and Subsidiaries
--------------------------------------------------------------------------------------------------
Fiscal Years Ended September                                              2008           2007
--------------------------------------------------------------------------------------------------
Sales (including excise taxes of $206.8 million and
 $208.2 million, respectively)                                      $ 860,451,122    $ 853,566,512

Cost of sales                                                         795,774,780      789,317,758
                                                                    ------------------------------
Gross profit                                                           64,676,342       64,248,754
                                                                    ------------------------------

Selling, general and administrative expenses                           51,631,324       50,963,645
Depreciation and amortization                                           1,386,218        1,831,640
                                                                    ------------------------------
                                                                       53,017,542       52,795,285
                                                                    ------------------------------
Operating income                                                       11,658,800       11,453,469

Other expense (income):
   Interest expense                                                     2,986,215        4,816,324
   Other (income), net                                                   (114,613)        (194,608)
                                                                    ------------------------------
                                                                        2,871,602        4,621,716
                                                                    ------------------------------
Income from continuing operations
  before income tax expense                                             8,787,198        6,831,753
Income tax expense                                                      3,194,000        2,626,000
                                                                    ------------------------------
Income from continuing operations                                       5,593,198        4,205,753

Discontinued operations (Note 2)
 Gain on disposal of discontinued
  operations, net of income tax expense
  of $0.6 million                                                               -          829,090

 Loss from discontinued operations, net of
  income tax benefit of $0.2 million and
  $0.3 million, respectively                                             (260,952)        (594,539)
                                                                    ------------------------------
(Loss) income on discontinued operations                                 (260,952)         234,551
                                                                     -----------------------------
Net income                                                              5,332,246        4,440,304
Preferred stock dividend requirements                                    (419,839)        (418,692)
                                                                     -----------------------------
Net income available to common shareholders                         $   4,912,407    $   4,021,612
                                                                    ==============================
   Basic earnings (loss) per share
     available to common shareholders:
      Continuing operations                                         $        9.65    $        7.19
      Discontinued operations                                               (0.49)            0.44
                                                                    ------------------------------
   Net basic earnings per share
     available to common shareholders                               $        9.16    $        7.63
                                                                    ==============================
   Diluted earnings (loss) per share
     available to common shareholders:
      Continuing operations                                         $        6.57    $        4.89
      Discontinued operations                                               (0.31)            0.27
                                                                    ------------------------------
   Net diluted earnings per share
     available to common shareholders                               $        6.26    $        5.16
                                                                    ==============================

Weighted average shares outstanding:
   Basic                                                                  536,319          527,062
   Diluted                                                                851,298          860,121


   The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AMCON Distributing Company and Subsidiaries
---------------------------------------------------------------------------------------------------------


                                       Common Stock          Additional        Retained
                                     -----------------         Paid in         Earnings
                                     Shares     Amount         Capital         (Deficit)        Total
---------------------------------------------------------------------------------------------------------

Balance, September 30, 2006          527,062    $ 5,271     $ 6,278,476     $ (4,879,507)     $ 1,404,240

Dividends on preferred stock               -          -               -         (418,692)        (418,692)
Stock option expense                       -          -          70,993                -           70,993
Exercise of stock options              2,374         24          46,662                -           46,686
Net income                                 -          -               -        4,440,304        4,440,304
                                  -----------------------------------------------------------------------

Balance, September 30, 2007          529,436      5,295       6,396,131         (857,895)       5,543,531

Dividends on common stock,
 $0.08 per share                           -          -               -          (90,970)         (90,970)
Dividends on preferred stock               -          -               -         (419,839)        (419,839)
Stock option expense                       -          -         435,250                -          435,250
Issuance of stock in connection
 with stock-based incentive plans     40,961        409         147,975                -          148,384
Stock option tax benefit                   -          -          16,592                -           16,592
Net income                                 -          -               -        5,332,246        5,332,246
                                  -----------------------------------------------------------------------
Balance, September 30, 2008          570,397    $ 5,704     $ 6,995,948     $  3,963,542      $10,965,194
                                  =======================================================================


   The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
AMCON Distributing Company and Subsidiaries
--------------------------------------------------------------------------------------------------
Fiscal Years Ended September                                               2008           2007
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   5,332,246    $   4,440,304

  Deduct: (Loss) income from discontinued operations,
            net of tax                                                   (260,952)         234,551
                                                                    ------------------------------
Income from continuing operations                                       5,593,198        4,205,753

Adjustments to reconcile income from
  continuing operations to net cash flows
   from operating activities:
    Depreciation                                                        1,359,417        1,791,907
    Amortization                                                           26,801           39,733
    Loss (gain) on sale of property and equipment                         (39,619)          27,235
    Stock based compensation                                              435,250           70,993
    Excess tax benefit on exercise of stock options                       (16,592)               -
    Deferred income taxes                                               2,719,652        2,621,261
    Provision for losses on doubtful accounts                             505,000         (250,196)
    Provision for losses on inventory obsolescence                        101,998           52,242

  Changes in assets and liabilities,
    Accounts receivable                                                   145,524          217,009
    Inventories                                                        (7,694,240)        (383,768)
    Prepaid and other current assets                                    2,415,558         (566,058)
    Other assets                                                          (30,102)         254,314
    Accounts payable                                                     (515,348)         739,188
    Accrued expenses and accrued wages, salaries and bonuses              415,879        1,574,429
    Income taxes payable                                                  (38,160)         198,837
                                                                    ------------------------------
Net cash flows from operating activities - continuing operations        5,384,216       10,592,879
Net cash flows from operating activities - discontinued operations       (230,042)      (1,929,323)
                                                                    ------------------------------
Net cash flows from operating activities                                5,154,174        8,663,556
                                                                    ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (845,156)        (514,277)
  Proceeds from sales of property and equipment                            86,209          101,328
                                                                    ------------------------------
Net cash flows from investing activities - continuing operations         (758,947)        (412,949)
Net cash flows from investing activities - discontinued operations              -        3,965,394
                                                                    ------------------------------
Net cash flows from investing activities                                 (758,947)       3,552,445

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on bank credit agreement                                (3,653,175)      (9,969,248)
  Principal payments on long-term debt                                   (656,092)        (734,416)
  Proceeds from exercise of stock options                                 148,384           46,686
  Excess tax benefit on exercise of stock options                          16,592                -
  Debt issuance costs                                                           -         (100,000)
  Dividends on preferred stock                                           (419,839)        (418,692)
  Dividends on common stock                                               (90,970)               -
                                                                    ------------------------------
Net cash flows from financing activities - continuing operations       (4,655,100)     (11,175,670)

Net cash flows from financing activities - discontinued operations              -         (803,915)
                                                                    ------------------------------
Net cash flow from financing activities                                (4,655,100)     (11,979,585)
                                                                    ------------------------------
Net change in cash                                                       (259,873)         236,416

Cash, beginning of year                                                   717,554          481,138
                                                                    ------------------------------
Cash, end of year                                                   $     457,681    $     717,554
                                                                    ==============================




                                43


-------------------------------------------------------------------------------------------------
Fiscal Years                                                              2008           2007
-------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                            $   3,116,098    $  4,890,997
  Cash paid during the year for income taxes                              354,508          94,901

Supplemental disclosure of non-cash information:

  Acquisition of equipment through capital leases                   $     277,624          68,422
  Forgiveness of debt and related interest in
    connection with settlement of TSI litigation                                -    $ (3,735,145)
  Forgiveness of water royalty in connection
    with settlement of TSI litigation                                           -      (2,807,000)
  Issuance of note payable in connection with TSI litigation                    -       5,000,000
  Issuance of note payable in connection with
    settlement of TBG litigation                                                -         763,983
  Buyer's assumption of HNWC lease in connection with
    the sale of HNWC's assets - discontinued operations                         -        (225,502)


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

The Company's operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing, state excise tax increases or the opening of competing retail stores in close proximity to the Company's retail stores. While the Company sells a diversified product line, it remains dependent upon cigarette sales which represented approximately 70% of revenue and 22% of gross profit in fiscal 2008, as compared to 71% of revenue and 25% of gross profit in fiscal 2007.

(b) Accounting Period:
The Company's fiscal year ends on September 30. The fiscal years ended September 30, 2008 and September 30, 2007, are herein referred to as fiscal 2008 and fiscal 2007, respectively.

(c) Principles of Consolidation and Basis of Presentation:
The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Where appropriate, certain prior-year amounts have been reclassified to conform to current-year presentation.

(d) Cash and Accounts Payable:
AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2008 and fiscal 2007 totaled approximately
$1.9 million and $3.3 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company's policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see
Note 5). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:
Accounts receivable consist primarily of amounts due to the Company from its normal business activities. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history, evaluation of impact of economic conditions on our customers, and specific risks identified in the portfolio.

(f) Inventories:
Inventories consisted of the following at September 2008 and
2007 (in millions):
                             September   September
                                2008        2007
                             ---------   ---------
     Finished Goods          $    37.3   $    29.7
                             =========   =========

Inventories are stated at the lower of cost, determined on a FIFO basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. Finished goods include total reserves of approximately $0.6 million and $0.5 million at September 2008 and September 2007, respectively. These reserves include the Company's obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:
A summary of prepaid expenses and other current assets is as follows (in millions):
                             September   September
                               2008        2007
                             ---------   ---------
     Prepaid expenses        $     1.1   $     0.8
     Prepaid inventory             2.4         5.1
                             ---------   ---------
                             $     3.5   $     5.9
                             =========   =========

Prepaid inventory represents inventory in-transit that has been paid for but has not yet been received.

(h) Property and Equipment:
Property and equipment are stated at cost less accumulated depreciation or amortization. Major renewals and improvements are capitalized and charged to expense over their useful lives through depreciation or amortization charges. Repairs and maintenance are charged to expense in the period incurred. The straight-line method of depreciation is used to depreciate assets over the estimated useful lives as follows:
                                      Years
                                     -------
     Buildings                         40
     Warehouse equipment               5-7
     Furniture, fixtures and
      leasehold improvements           5-12
     Vehicles                          5

Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and the resulting gains or losses are reported as a component of operating income.

(i) Long-Lived Assets:
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. Long-lived assets are reviewed annually in the fourth fiscal quarter for impairment and are reported at the lower of the carrying amount or fair value less the cost to sell. The Company did not record impairment charges in fiscal 2008 or fiscal 2007.

(j) Goodwill, Intangible and Other Assets:
Goodwill consists of the excess purchase price paid in business acquisitions over the fair value of assets acquired. At September 2008, intangible assets primarily consisted of tradenames assumed in acquisitions and other assets primarily consisted of debt issuance costs and the cash surrender value of life insurance policies.

The Company employs the non-amortization approach to account for purchased goodwill and intangible assets having indefinite useful lives. Under a non-amortization approach, goodwill and intangible assets having indefinite useful lives are not amortized into results of operations, but instead are reviewed at least annually for impairment. The Company performs its annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year. If the recorded value of goodwill and intangible assets having indefinite useful lives is determined to exceed their fair value, the asset is written down to its fair value and a charge is taken against the results of operations in that period. AMCON considers its tradenames to have indefinite lives. The Company did not record impairment charges related to goodwill or intangible assets during fiscal 2008 or fiscal 2007.

The benefit related to increases in the cash surrender value of split dollar life insurance policies are recorded as a reduction to insurance expense. The cash surrender value of life insurance policies is limited to the lesser of the cash value or premiums paid in accordance with regulatory guidance.

(k) Debt Issuance Costs:
The costs related to the issuance of debt are capitalized in other assets and amortized on an effective interest method to interest expense over the terms of the related debt agreements.

(l) Revenue Recognition:
AMCON recognizes revenue when title passes to our customers. In our wholesale distribution segment, this occurs when products are delivered to customers (which generally is the same day products are shipped) and in our retail health food segment when products are sold to consumers. Sales are shown net of returns and discounts.

(m) Insurance:
The Company's workers' compensation, general liability and employee-related health care benefits are provided through high-deductible or self-insurance programs. As a result, the Company accrues for its workers' compensation and general liability based upon a claim reserve analysis. The Company has issued a letter of credit in the amount of $0.8 million to its workers' compensation insurance carrier as part of its loss control program. The reserve for incurred, but not reported, employee health care benefits is based on approximately one month of claims, calculated using the Company's historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

(n) Income Taxes:
Deferred income taxes are determined based on temporary differences between the financial reporting and tax basis of the Company's assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse.

On October 1, 2007, The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, and Related Implementation Issues" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 10 for a discussion regarding the impact of applying FIN 48 on the Consolidated Financial Statements of the Company.

(o) Stock-Based Compensation:
The Company applies the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Under SFAS 123R, compensation cost associated with employee stock options are recognized in the Statement of Operations. This compensation expense has been reflected in our Consolidated Statement of Operations under "selling, general and administrative expenses."

(p) Per-share results:
Basic earnings or loss per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings or loss per share data are based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including stock options and conversion features of the Company's preferred stock issuances.

(q) Use of Estimates:
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(r) Recently Issued Accounting Standards:
The Company is currently evaluating the impact of implementing the following new accounting standards:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal 2009 for the Company). In February


2008, the FASB issued FASB Staff Position ("FSP") 157-1 and FSP 157-2.
FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope and FSP 157-2 delays the effective date of SFAS 157 for non-recurring non-financial assets and liabilities and is effective beginning in fiscal 2010 for the Company. Additionally, in October 2008 FASB issued FSP 157-3 which provides guidance in determining fair value under SFAS 157 for inactive markets.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards
No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective November 15, 2008. SFAS 162 is not expected to have an impact on the financial statements.

2.  DISPOSITIONS

Discontinued operations as reflected in the Consolidated Statement of Operations were comprised of Trinity Springs, Inc. ("TSI") in fiscal 2008, and TSI and Hawaiian Natural Water Company, Inc. ("HNWC") in fiscal 2007. At September 30, 2008, discontinued operations included in the Company's

Consolidated Balance Sheet represented the residual assets and liabilities of TSI. Both TSI and HNWC operated water bottling facilities and were part of the Company's former beverage segment prior to their closure.

In September 2007, the Company signed a Mutual Release and Settlement Agreement (the "Settlement Agreement") to resolve litigation among and between AMCON, TSI, and Crystal Paradise Holdings, Inc. ("CPH") related to a 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), under which TSI acquired certain assets from CPH.

In conjunction with the Settlement Agreement, AMCON entered into a $5.0 million note payable to CPH. The note is due in September 2012 and accrues interest at 5.0%. The Settlement Agreement also provides CPH with an option to purchase TSI's remaining assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. This option expires March 31, 2009. If CPH elects to exercise its asset purchase option, CPH is required to cancel the $5.0 million note payable, including any accrued interest. As of September 30, 2008, CPH had not yet exercised its asset purchase option.

The Company has recorded a $1.5 million pre-tax deferred gain in connection with the Settlement Agreement. This deferred gain has been classified as a component of noncurrent liabilities of discontinued operations in the Company's Consolidated Balance Sheets. The deferred gain will be recognized upon the earlier of CPH's election to exercise the asset purchase option or the expiration of the asset purchase option.

A summary of discontinued operations is as follows:

                                                       Year ended
                                                        September
                                             ------------------------------
                                                2008 /1/          2007 /2/
                                             ------------       -----------
Sales                                        $         -        $   862,852
Operating loss /3/                              (188,904)          (576,101)
Gain on disposal of discontinued
 operations, before income taxes                       -          1,455,333
Income tax (benefit) expense                    (158,000)           269,000
(Loss) income from discontinued operations      (260,952)           234,551

/1/ Includes the results of operations for TSI.

/2/ Includes the results of operations for TSI and Hawaiian Natural Water Company, Inc.
    ("HNWC"). HNWC was classified as continuing operations in October 2007 (Q1 2008).

/3/ Operating loss is before interest expense.




The carrying amounts (net of allowances) of the major classes of assets and liabilities included in discontinued operations are as follows (in millions):

                                                          September             September
                                                           2008 /1/               2007 /2/
                                                          ----------            ----------
Fixed assets - Total noncurrent assets of
 discontinued operations                                  $      2.0            $      2.1
                                                          ==========            ==========

Accounts payable                                          $      0.5            $      0.7
Accrued expenses                                                 0.7                   0.5
Current portion of long-term debt due related party /3/          2.8                   2.8
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      4.0            $      4.0
                                                          ==========            ==========

Deferred gain on CPH settlement                           $      1.5            $      1.5
Long-term debt, less current portion                             5.0                   5.0
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      6.5            $      6.5
                                                          ==========            ==========

/1/ Includes the assets and liabilities of TSI.

/2/ Includes the assets and liabilities of TSI and HNWC. The residual assets and liabilities of HNWC were classified as continuing operations in October 2007 (Q1 2008).

/3/ TSI's related party debt obligations were in default at September 2008 and September 2007. TSI has not obtained associated debt default waivers for the related party obligations and accordingly has classified these obligations as current liabilities of discontinued operations.


3.  CONVERTIBLE PREFERRED STOCK:

The Company had three series of Convertible Preferred Stock outstanding at September 2008 as identified in the following table:

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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group beneficially own approximately 44% of the outstanding common stock at September 2008. Mr. Wright beneficially owns 24% of the outstanding common stock without giving effect to shares owned by his adult children. There is a substantial identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, the Preferred Stock is in friendly hands with no expectation that there would be any effort by the holders of such Preferred Stock to seek optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright and a private equity firm (Draupnir, LLC) of which Mr. Hobbs, a director of the Company, is a member. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, AMCON's Chief Executive Officer and Chairman of the Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is a subsidiary of Draupnir, LLC (the owner of Series A). Mr. Hobbs is also a Member of Draupnir Capital, LLC.

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

Stock options and potential common stock outstanding at fiscal 2008 and fiscal 2007 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 12,279 and 20,245 in fiscal 2008 and fiscal 2007, respectively. The average exercise price of anti-dilutive options and potential common stock was $44.09 and $38.74, in fiscal 2008 and fiscal 2007, respectively.


                                                                   For Fiscal Years
                                                         ----------------------------------
                                                              2008                2007
                                                         ----------------------------------
                                                              Basic               Basic
                                                         ----------------------------------

Weighted average number of shares outstanding                  536,319              527,062
                                                         ==================================

Income from continuing operations                        $   5,593,198        $   4,205,753
Deduct: preferred stock dividend requirements                 (419,839)            (418,692)
                                                         ----------------------------------
                                                         $   5,173,359        $   3,787,061
                                                         ==================================
(Loss) income from discontinued operations               $    (260,952)       $     234,551
                                                         ==================================
Net income available to common shareholders              $   4,912,407        $   4,021,612
                                                         ==================================

Earnings per share from continuing operations            $        9.65        $        7.19
(Loss) earnings per share from discontinued operations           (0.49)                0.44
                                                         ----------------------------------
Net earnings per share available to common shareholders  $        9.16        $        7.63
                                                         ==================================


                                                               2008                2007
                                                         ----------------------------------
                                                              Diluted             Diluted
                                                         ----------------------------------
Weighted average common shares outstanding                     536,319              527,062

Weighted average of net additional shares
   outstanding assuming dilutive options
   exercised and proceeds used to purchase
   treasury stock /1/                                          314,979              333,059
                                                         ----------------------------------
Weighted average number of shares outstanding                  851,298              860,121
                                                         ==================================


                                         53



                                                               2008                2007
                                                         ----------------------------------
                                                              Diluted             Diluted
                                                         ----------------------------------
Income from continuing operations                        $   5,593,198        $   4,205,753
Deduct: preferred stock dividend requirements /2/                    -                    -
                                                         ----------------------------------
                                                         $   5,593,198        $   4,205,753
                                                         ==================================
(Loss) income from discontinued operations               $    (260,952)       $     234,551
                                                         ==================================
Net income available to common shareholders              $   5,332,246        $   4,440,304
                                                         ==================================
Earnings per share from continuing operations            $        6.57        $        4.89
(Loss)earnings per share from discontinued operations            (0.31)                0.27
                                                         ----------------------------------
Net earnings per share available to common shareholders  $        6.26        $        5.16
                                                         ==================================


/1/ Diluted earnings per share calculation includes all stock options, Convertible Preferred Stock, and restricted stock deemed to be dilutive.

/2/ Diluted earnings per share calculation excludes dividend payments for Convertible Preferred Stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

5.    PROPERTY AND EQUIPMENT, NET:

Property and equipment at fiscal year ends 2008 and 2007 consisted of the following:

                                             2008          2007
                                        ---------------------------
     Land                               $    648,818   $    648,818
     Buildings and improvements            9,082,533      9,048,798
     Warehouse equipment                   6,665,006      6,341,848
     Furniture, fixtures and
      leasehold improvements               7,162,158      7,119,859
     Vehicles                              1,506,747      1,434,548
     Capital equipment leases                368,967         91,343
                                        ---------------------------
                                          25,434,229     24,685,214
     Less accumulated depreciation
      and amortization:
        Owned buildings and equipment    (14,457,774)   (13,461,822)
        Capital equipment leases             (68,914)       (32,624)
                                        ---------------------------
                                        $ 10,907,541   $ 11,190,768
                                        ===========================




6.    GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at fiscal year ends 2008 and 2007 was as follows:

                                                     2008            2007
                                                ------------    ------------
     Wholesale                                  $  3,935,931    $  3,935,931
     Retail                                        1,912,877       1,912,877
                                                ------------    ------------
                                                $  5,848,808    $  5,848,808
                                                ============    ============

Other intangible assets at fiscal year ends 2008 and 2007 consisted of the following:

                                                     2008           2007
                                                ------------    ------------
     Trademarks and tradenames                  $  3,373,269    $  3,373,269
     Favorable leases (less accumulated
      amortization of $486,000 and $459,199
      in fiscal 2007)                                      -          26,801
                                                ------------    ------------
                                                $  3,373,269    $  3,400,070
                                                ============    ============

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs its annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year. This review identified no impairments in fiscal 2008 or fiscal 2007.

Amortization expense for intangible assets that are considered to have finite lives was approximately $0.03 million in fiscal 2008 and approximately $0.04 million in fiscal 2007, respectively. All finite intangible assets were fully amortized at September 2008.

7.    OTHER ASSETS:

Other assets at fiscal year ends 2008 and 2007 consisted of the following:

                                                     2008           2007
                                                ------------    ------------
    Cash surrender value of life
     insurance policies                         $    808,667    $    806,633
    Debt issuance costs                                    -          98,044
    Other                                            314,585         188,473
                                                ------------    ------------
                                                $  1,123,252    $  1,093,150
                                                ============    ============


Debt issuance costs represent fees incurred to obtain the Company's revolving credit facility and real estate loans, and are being amortized over the terms of the respective loan agreements. Amortization expense related to these debt issuance costs was approximately $0.1 million in both fiscal 2008 and 2007.

8.    DEBT:

The Company primarily finances it operations through a credit facility agreement with Bank of America (the "Facility") and long-term debt agreements with banks.

CREDIT FACILITY
---------------

The Facility consisted of the following at fiscal 2008 and 2007:

                                                                2008           2007
                                                            ---------------------------
Revolving portion of the Facility, interest payable
 at the bank's prime rate (5.0% at fiscal 2008),
 principal due June 2011                                    $34,836,872     $37,936,847

Term Note A, payable in monthly installments of $16,333
 plus interest at the bank's base rate (5.0% at fiscal
 2008), remaining principal due April 2009                      364,133         567,333

Term Note B, payable in monthly installments of $100,000
 plus interest at the bank's base rate plus 2%
                                                                      -         350,000
                                                            ---------------------------
                                                             35,201,005      38,854,180
Less current maturities                                       3,046,000       3,046,000
                                                            ---------------------------
                                                            $32,155,005     $35,808,180
                                                            ===========================

The significant terms of the Facility at September 2008 include:

   - A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.4 million at September 30, 2008.

   - The Facility bears interest at either the bank's prime rate or at a LIBOR based rate based on the election made by the Company.

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

   - The Facility includes a prepayment penalty equal to a predetermined percentage of the original maximum loan limit of $60.4 million if the Company prepays the entire Facility and terminates the credit agreement before specified dates. The prepayment penalty percentages are as follows: (1) one percent (1%) if prepayment occurs on or before June 30, 2009, and (2) one-half of one percent (1/2%) if prepayment occurs subsequent to June 30, 2009 but on or before June 30, 2010.

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows:

(a) $7,000,000 for the twelve months ending September 30, 2008 and;
(b) $1,000,000 for the three months ending December 31, 2008 and;
(c) $2,000,000 for the six months ending March 31, 2009

The Company was in compliance with the required debt service and minimum EBITDA covenants at September 2008.

LONG-TERM DEBT:
---------------
In addition to the Facility, the Company also has the following long-term obligations at fiscal 2008 and fiscal 2007 as follows:

                                                                2008            2007
                                                            ---------------------------
Continuing operations
---------------------
Note payable to a bank ("Real Estate Loan"),
 interest payable at a fixed rate of 6.75% with
 monthly installments of principal and interest
 of $58,303 per month through May 2013 with
 remaining principal due June 2013, collateralized
 by two owned distribution facilities                       $5,517,542       $5,786,352


Note payable to a bank, interest payable monthly at a
 fixed rate of 6.33% plus monthly principal payments of
 $4,100 through December 2009 at which time the remaining
 principal is due, collateralized by the Rapid City
 building and equipment                                        820,000          869,200

Note payable to a bank, interest payable monthly at a
 fixed rate of 6.33% plus monthly principal payments of
 $8,000 through July 2009 collateralized by the Rapid City
 building and equipment                                         71,429          167,429

Obligations under capital leases, payable in monthly
 installments with interest rates from 4.91% to 8.25%
 through February 2011                                         288,533          108,273


                                          57




                                                                2008             2007
                                                            ---------------------------
Notes payable, interest payable at a fixed rate between
 8.0% - 9.5% with monthly installments of principal and
 interest of $2,226 - $2,677 per month through July 2011
 collateralized by delivery vehicles                           136,205          180,805

Note payable, interest payable discounted at a rate of
 8.25% with quarterly installments of principal and
 interest of $31,250 - $46,875 through October 2011,
 secured by Mr. Wright's personal guaranty (see Note 12)       479,300          579,418
                                                            ---------------------------
                                                             7,313,009        7,691,477
Less current maturities - continuing operations                787,128          568,024
                                                            ---------------------------

                                                            $6,525,881       $7,123,453
                                                            ===========================
Discontinued operations
-----------------------
Note payable, fixed rate of 5.0% compounded annually,
 principal and interest due September 2012,
 collateralized by substantially all of the assets
 of TSI                                                      5,000,000        5,000,000

Revolving credit facility due to a related party, principal
 and interest due December 2005, bearing interest at 8.0%
 per annum, collateralized by a second mortgage on an
 equal basis with the Company's existing second mortgage
 on TSI's real property /1/                                  1,000,000        1,000,000

Notes due to related parties, principal and interest
 due December 2005, interest at 7.0% /1/                     1,000,000        1,000,000

Notes due to related party, principal and interest
 due December 2005, bearing interest at 300 basis
 points above the yield on 10-year treasury notes
 (6.69% at September 2008) /1/                                 750,000          750,000

                                                            ---------------------------
                                                             7,750,000        7,750,000

Less current maturities - discontinued operations            2,750,000        2,750,000
                                                            ---------------------------
                                                            $5,000,000       $5,000,000
                                                            ===========================

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following September 2008 are as follows:

     Fiscal Year Ending
     ------------------
     2009 /2/                                               $  3,537,128
     2010                                                      1,466,524
     2011                                                        580,256
     2012                                                      5,437,603
     2013                                                      4,041,498
     Thereafter                                                        -
                                                            ------------
                                                            $ 15,063,009
                                                            ============

/1/ Represents TSI notes payable to related parties which were in default at September
2008 and September 2007.  TSI has not obtained associated waivers and amounts have been classified as current liabilities discontinued operations.

/2/ Includes $2.8 million in TSI notes payable to related parties which were in default at September 2008 and September 2007.

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on discounted cash flows using current market rates for similar agreements, the fair value of the Company's long-term debt obligations approximated carrying value at September 2008.

Cross Default And Co-Terminus Provisions
----------------------------------------
The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank ("M&I"), which is also a participant lender on the Company's Facility. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Capital leases
--------------
The Company has several capital leases for office and warehouse equipment. As of September 2008, the outstanding balances on the capital leases totaled approximately $0.3 million.

OTHER
-----
AMCON has issued a letter of credit in the amount of approximately $0.8 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

9.    OTHER INCOME, NET:

Other income, net consisted of the following for fiscal 2008 and 2007:

                                             2008                2007
                                       --------------------------------
Interest income                        $    (54,047)       $    (56,020)
Royalty                                     (31,041)            (66,732)
Other                                       (29,525)            (71,856)
                                       --------------------------------
                                       $   (114,613)       $   (194,608)
                                       ================================

10.    INCOME TAXES:

The components of income tax expense from continuing operations for fiscal 2008 and fiscal 2007 consisted of the following:

                                            2008                2007
                                       --------------------------------
Current: Federal                       $    346,453        $    170,344
Current: State                              127,895             171,202
                                       --------------------------------
                                            474,348             341,546
                                       --------------------------------


                                 59


                                            2008                2007
                                       --------------------------------
Deferred: Federal                         2,489,052           2,060,146
Deferred: State                             230,600             224,308
                                       --------------------------------
                                          2,719,652           2,284,454
                                       --------------------------------
Income tax expense                     $  3,194,000        $  2,626,000
                                       ================================

The difference between the Company's income tax expense in the accompanying financial statements and that which would be calculated using the statutory income tax rate of 34% on income before income taxes is as follows for fiscal 2008 and fiscal 2007:
                                            2008                2007
                                       --------------------------------
Tax at statutory rate                  $  2,987,648        $  2,322,795
Amortization of goodwill and
  other intangibles                          (5,207)             (5,302)
Nondeductible business expenses              34,554              34,286
State income taxes, net of
  federal tax benefit                       236,607             112,993
Valuation allowance, state net
  operating losses                           43,822             (37,428)
Other                                      (103,424)            198,656
                                       --------------------------------
                                       $  3,194,000        $  2,626,000
                                       ================================

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to the net deferred tax asset at fiscal year ends 2008 and 2007 relate to the following:

                                             2008                2007
                                       --------------------------------
Deferred tax assets:
   Current:
     Allowance for doubtful accounts   $    290,435        $    207,644
     Accrued expenses                       834,611             756,854
     Inventory                              332,528             272,234
     AMT credit carry forwards               58,352             405,105
     Other                                   61,597              65,054
                                       --------------------------------
                                          1,577,523           1,706,891
   Noncurrent:
     Fixed assets                      $    788,159        $    766,457
     Intangible assets                    1,174,815           1,571,628
     Net operating loss carry
       forwards - federal                   610,051           2,867,960
     Net operating loss carry
       forwards - state                     910,289             944,887
     Other                                        -              27,173
                                       --------------------------------
                                          3,483,314           6,178,105
                                       --------------------------------


                                60

                                             2008                2007
                                       --------------------------------
     Total deferred tax assets            5,060,837           7,884,996
     Valuation allowance                 (1,145,979)         (1,102,157)
                                       --------------------------------
     Net deferred tax assets           $  3,914,858        $  6,782,839
                                       ================================

Deferred tax liabilities:
   Current:
     Trade discounts                   $    316,914        $    260,502
                                       --------------------------------
                                            316,914             260,502
   Noncurrent:
     Fixed assets                           783,590             696,522
     Goodwill                               608,185             524,720
     Section 481 deferral                   711,389           1,086,663
                                       --------------------------------
                                          2,103,164           2,307,905
                                       --------------------------------
     Total deferred tax liabilities    $  2,420,078        $  2,568,407
                                       ================================
Net deferred tax assets (liabilities):
   Current                             $  1,260,609        $  1,446,389
   Noncurrent                               234,171           2,768,043
                                       --------------------------------
                                       $  1,494,780        $  4,214,432
                                       ================================

The Company's deferred tax asset at September 2008 related to federal net operating loss carryforwards was approximately $0.6 million and relates to the purchase of HNWC in fiscal 2002. The utilization of HNWC's net operating loss of $1.8 million at September 2008 is limited by Internal Revenue Code
Section 382 to approximately $0.1 million per year through 2022. As of September 30, 2008, the Company had a valuation allowance of approximately $1.1 million against certain state and federal net operating losses, which more likely than not will not be utilized.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," on October 1, 2007. The results of implementing FIN 48 identified no unrecognized tax benefits and did not impact the Company's financial statements. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. There were no material changes to unrecognized tax benefits, interest, or penalties during fiscal 2008 and the Company does not anticipate any such material changes during the next twelve months. The Company files income tax returns in the U.S. and various states. The tax years 2005 and forward remain open under U.S. and state statutes.




11.    PROFIT SHARING PLAN:

AMCON maintains a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.6 million and $0.5 million (net of employee forfeitures) in fiscal 2008 and 2007, respectively.

12.    RELATED PARTY TRANSACTIONS:

The Company was charged fees of $72,000 in both fiscal 2008 and fiscal 2007 by the AMCON Corporation, the former parent of the Company, as consideration for office rent and management services. Mr. Wright (the Company's founder, largest common shareholder, and director), owns a controlling interest in the AMCON Corporation. These fees have been included as a component of selling, general and administrative expense.

Mr. Wright personally guarantees a note payable issued in conjunction with the Television Events and Marketing, Inc. ("TEAM") litigation settlement as discussed in Note 8. The Company pays the Chairman an annual fee equal to 2% of the guaranteed principal in return for his personal guarantee. The amount guaranteed in connection with this settlement was approximately $0.5 million at September 2008. The Company paid Mr. Wright approximately $12,000 and $3,000 during fiscal 2008 and fiscal 2007, respectively, related to this guarantee. This guarantee is secured by a pledge of the Company's shares in Chamberlin's, Akin's, HNWC, and TSI.

Through March 2008, Mr. Wright personally guaranteed the repayment of the Facility and certain term loans. In return for this guarantee, the Company paid Mr. Wright a fee equal to 2% of the guaranteed principal, which was capped at $10.0 million. The Company paid Mr. Wright approximately $25,000 and $116,000 during fiscal 2008 and fiscal 2007, respectively, related to this guarantee.

13.    COMMITMENTS AND CONTINGENCIES:

Future Lease Obligations
------------------------
The Company leases certain office and warehouse equipment under capital leases. The carrying value of these assets was approximately $0.3 million and $0.1 million at fiscal 2008 and fiscal 2007, respectively, net of accumulated amortization of approximately $0.1 million in both periods.
The Company also leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases during fiscal 2008 and 2007 totaled approximately
$3.8 million and $4.2 million, respectively.

At September 2008 the minimum future lease commitments for continuing and discontinued operations were as follows:




                                                  Capital       Operating
     Fiscal Year Ending                            Leases         Leases
     ------------------                         --------------------------
     2009                                       $   148,940   $  3,752,209
     2010                                           128,128      3,570,629
     2011                                            33,743      2,882,732
     2012                                                 -      2,337,257
     2013                                                 -      1,723,763
     Thereafter                                           -      1,974,864
                                                --------------------------
     Total minimum lease payments               $   310,811   $ 16,241,454
                                                              ============
     Less amount representing interest               22,278
                                                -----------
     Present value of net minimum
       lease payments                           $   288,533
                                                ===========
Liability Insurance
-------------------
The Company carries property, general liability, vehicle liability, directors and officers liability and workers' compensation insurance. Additionally, the Company carries an umbrella liability policy to provide excess coverage over the underlying limits of the aforementioned primary policies.

The Company's insurance programs for workers' compensation, general liability, and employee related health care benefits are provided through high deductible or self-insured programs. Claims in excess of self-insurance levels are fully insured. Accruals are based on claims filed and estimates of claims incurred but not reported.

The Company's liabilities for unpaid and incurred, but not reported claims, for workers' compensation and health insurance at fiscal 2008 and 2007 was $1.3 million and $1.4 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred are dependent on future developments, in the Company's opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.


Trinity Springs. Inc. / Crystal Paradise Holdings, Inc. Litigation
------------------------------------------------------------------

In September 2007, the Company signed a Mutual Release and Settlement Agreement (the "Settlement Agreement") to resolve litigation among and between AMCON, TSI, and Crystal Paradise Holdings, Inc. ("CPH") related to a 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), under which TSI acquired certain assets from CPH.

In conjunction with the Settlement Agreement, AMCON entered into a $5.0 million note payable to CPH. The note is due in September 2012 and accrues interest at 5.0%. The Settlement Agreement also provides CPH with an option to purchase TSI's remaining assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. This option expires March 31, 2009. If CPH elects to exercise its asset purchase option, CPH is required to cancel the $5.0 million note payable, including any accrued interest. As of September 30, 2008, CPH had not yet exercised its asset purchase option.

The Company has recorded a $1.5 million pre-tax deferred gain in connection with the Settlement Agreement. This deferred gain has been classified as a component of noncurrent liabilities of discontinued operations in the Company's Consolidated Balance Sheets. The deferred gain will be recognized upon the earlier of CPH's election to exercise the asset purchase option or the expiration of the asset purchase option.

14.    EQUITY-BASED INCENTIVE AWARDS:

Prior to its expiration in June 2004, AMCON maintained a stock-based compensation plan ("the Stock Option Plan") which provided the Compensation Committee of the Board of Directors authorization to grant incentive stock options and non-qualified stock options. No shares have been issued under the Stock Option Plan since fiscal 2003 and all associated compensation expense has been fully amortized.

In April 2007, the Company's shareholders approved the award of 25,000 non-qualified stock options to Christopher Atayan, the Company's Chief Executive Officer ("CEO"), Chairman, and a Company director. The stock options vest in equal installments over a three year period, have an exercise price of $18.00 per share, and had a fair value of approximately $347,000 at the date of shareholder approval, using the Black-Scholes option pricing model. At September 2008, 8,333 of the stock options had vested.

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



Options issued and outstanding to management employees pursuant to the Stock Option Plan and the April 2007 stock option award to the Company's CEO are summarized as follows:

                                         Number of      Number
        Date         Exercise Price       Options     Exercisable
                                        Outstanding
     -------------------------------------------------------------
     Fiscal  1999   $ 45.68 - $ 51.14       6,591         6,591
     Fiscal  2000       $ 34.50             3,123         3,123
     Fiscal  2003       $ 28.80             3,170         3,170
     Fiscal  2007       $ 18.00            25,000         8,333
                                           ------        ------
                                           37,884        21,217
                                           ======        ======

At September 2008, there were 4,236 fully vested and exercisable options issued to outside directors, outside of the Stock Option Plan, as summarized below:

                                          Number of      Number
         Date         Exercise Price       Options     Exercisable
                                         Outstanding
------------------------------------------------------------------
     Fiscal  1999   $ 36.82 - $ 49.09       2,568         2,568
     Fiscal  2002       $ 26.94               834           834
     Fiscal  2003       $ 28.26               834           834
                                           ------        ------
                                            4,236         4,236
                                           ======        ======

The following summarizes stock options outstanding at September 2008:

                                                                                      Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1999 Options  $36.82-$51.14     9,159        0.63 years          $47.35           9,159         $47.35
2000 Options     $34.50         3,123        1.70 years          $34.50           3,123         $34.50
2002 Options     $26.94           834        3.87 years          $26.94             834         $26.94
2003 Options  $28.26-$28.80     4,004        4.24 years          $28.69           4,004         $28.69
2007 Options     $18.00        25,000        8.25 years          $18.00           8,333         $18.00
                               ------                            ------          ------         ------
                               42,120                            $26.80          25,453         $32.56
                               ======                            ======          ======         ======




The following is a summary of the activity of the stock plans during fiscal 2008.

                                        September 2008
                                      -----------------
                                               Weighted
                                       Number  Average
                                         of    Exercise
                                       Shares   Price
                                      -----------------
Outstanding at September 2007           51,760   $24.81
  Granted                                    -        -
  Exercised                             (9,461)   15.68
  Forfeited/Expired                       (179)   41.84
                                      -----------------
Outstanding at September 2008           42,120   $26.80
                                      =================

Options exercisable at end of period    25,453
                                      ========

The Company's stock options have varying vesting schedules, ranging up to five years and expiring ten years subsequent to the grant date.
Net income before incomes taxes included stock option compensation expense of approximately $0.1 million in both fiscal 2008 and fiscal 2007. Total unamortized compensation expense related to stock options at September 2008 totaled approximately $0.2 million. This unamortized compensation expense is expected to be amortized over approximately the next fiscal year (the expected weighted-average period).

The aggregate intrinsic value of stock options outstanding at September 2008 and September 2007 was approximately $0.2 million and $0.4 million, respectively. The aggregate intrinsic value of stock options exercisable was approximately $0.1 million at both September 2008 and September 2007.

The total intrinsic value of stock options exercised during fiscal 2008 and fiscal 2007 was approximately $0.1 million and $0.02 million, respectively. The total fair value of stock options vested in fiscal 2008 and 2007 was approximately $0.2 million and $0.01 million, respectively.

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


Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards summarized below:



                                           Restricted Stock /1/     Restricted Stock /2/
                                           --------------------     --------------------
Date of award:                               December 6, 2007         January 29, 2008
Number of shares:                                      24,000                    7,500
Service period:                                     34 months                36 months
Estimated fair value of
 award at grant date/3/:                             $963,000                 $229,000
Intrinsic value of awards outstanding:
 at September 2008                                   $588,000                 $183,750

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

The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before incomes taxes included compensation expense of $0.3 million in fiscal 2008. Total unamortized compensation expense related to restricted stock awards at September 2008 was approximately
$0.9 million. This unamortized compensation expense is expected to be amortized over approximately the next two fiscal years (the expected weighted-average period).

The following summarizes restricted stock activity under the Omnibus Plan during fiscal 2008:

                                     September 2008
                              ----------------------------
                                 Number   Weighted Average
                                   of         Grant Date
                                 Shares      Fair Value
                              ----------------------------
Nonvested restricted stock
 at September 2007                    -         $    -
Granted                          31,500          40.16
Vested/Issued                         -              -
Forfeited/Expired                     -              -
                              ----------------------------
Nonvested restricted stock
  at September 2008              31,500         $40.16
                              ============================

15.  BUSINESS SEGMENTS:

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products.
The retail health food stores' operations are aggregated to comprise the retail segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the "Other" column is intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.


                                    Wholesale
                                   Distribution         Retail           Other/1/         Consolidated
                                 ---------------------------------------------------------------------

FISCAL YEAR ENDED 2008:
External revenues:
  Cigarettes                     $ 604,064,437       $          -     $          -       $ 604,064,437
  Confectionery                     61,831,556                  -                -          61,831,556
  Health food                                -         39,218,465                -          39,218,465
  Tobacco, food service & other    155,336,664                  -                -         155,336,664
                                 ---------------------------------------------------------------------
Total external revenues            821,232,657         39,218,465                -         860,451,122

Depreciation                         1,006,613            350,092            2,712           1,359,417
Amortization                                 -             26,801                -              26,801
Operating income (loss)             12,159,376          3,701,901       (4,202,477)         11,658,800
Interest expense                       705,981            998,973        1,281,261           2,986,215
Income (loss) from continuing
 operations before taxes            11,493,183          2,746,712       (5,452,697)          8,787,198
Total assets                        77,462,906         11,726,718        4,115,734          93,305,358
Capital expenditures                   681,533            163,623                -             845,156

FISCAL YEAR ENDED 2007:
External revenues:
  Cigarettes                     $ 607,831,882       $          -     $          -       $ 607,831,882
  Confectionery                     57,515,227                  -                -          57,515,227
  Health food                                -         37,880,246                -          37,880,246
  Tobacco, food service & other    150,339,157                  -                -         150,339,157
                                 ---------------------------------------------------------------------
Total external revenues            815,686,266         37,880,246                -         853,566,512

Depreciation                         1,256,223            535,265              419           1,791,907
Amortization                                 -             39,733                -              39,733
Operating income (loss)             12,864,294          3,130,394       (4,541,219)         11,453,469
Interest expense                     1,017,846          1,506,402        2,292,076           4,816,324
Income (loss) from continuing
 operations before taxes            11,886,864          1,671,275       (6,726,386)          6,831,753
Total assets                        73,617,793         11,857,395        6,588,397          92,063,585
Capital expenditures                   300,897            213,380                -             514,277

/1/ Includes intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308T(a) of Regulation S-K (Internal Control Report). Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter of fiscal 2008, the Company implemented various polices and procedures in connection with its Section 404 Sarbanes-Oxley compliance efforts. Aside from such changes, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

                               PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits

    (1) Financial Statements

        The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements, Item 8, page 38.

    (2) Financial Statement Schedules
        Schedule II - Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Consolidated Financial Statements,
        Item 8, or notes thereto.

    (3) Exhibits

3.1  Restated Certificate of Incorporation of the Company, as amended
     May 12, 2004

3.2  Certificate of Amendment of Certificate of Incorporation dated
     March 18, 2005

3.3 Second Corrected Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Securities of AMCON Distributing Company dated August 5, 2004 (incorporated by reference to Exhibit 3.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

3.4 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Securities of AMCON Distributing Company dated October 8, 2004 (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

3.5 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock dated March 6, 2006 (incorporated by reference to Exhibit 4.1 of AMCON's Current Report on Form 8-K filed on March 13, 2006)

3.6 Amended and Restated Bylaws of the Company dated January 29, 2008 (incorporated by reference to Exhibit 3.2 of AMCON's Current Report on Form 8-K filed on February 4, 2008).



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

10.8 Seventh Amendment to Amended and Restated Loan and Security Agreement, dated November 6, 2006 (incorporated by reference to Exhibit 10.37 of AMCON's Quarterly Report on Form 10-Q filed on November 20, 2006)

10.9 Eighth Amendment to Amended and Restated Loan and Security Agreement, dated December 28, 2006 (incorporated by reference to Exhibit 10.9 of AMCON's Annual Report on Form 10-K filed December 29, 2006)

10.10 Ninth Amendment to Amended and Restated Loan and Security Agreement, dated July 17, 2008 (incorporated by reference to Exhibit 10.9 of AMCON's Quarterly Report on Form 10-Q filed July 17, 2008)

10.11 Tenth Amendment to Amended and Restated Loan and Security Agreement, dated October 15, 2008

10.12 First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Current Report on Form 10-Q filed on August 4, 2000)*

10.13 AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

10.14 2007 Omnibus Incentive Plan dated April 17, 2007 (incorporated herein by reference to Exhibit 10.12 to AMCON's Annual Report on Form 10-K filed on November 9, 2007) *

10.15 Nonqualified Stock Option Agreement for Christopher H. Atayan dated December 12, 2006 (incorporated herein by reference to Exhibit
      10.13 to AMCON's Annual Report on Form 10-K filed on November 9, 2007)*

10.16 Agreement, dated September 26, 2006, between the Company and
      William F. Wright regarding Mr. Wright's services to the Company (incorporated by reference to Exhibit 10.1 of AMCON's Current Report on Form 8-K filed on October 10, 2006)*

10.17 Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)*

10.18 Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)*


10.19 Security Agreement, dated June 17, 2004 by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd.
      (incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.20 Guaranty and Suretyship Agreement, dated June 17, 2004, by and between AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.19 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.21 Amended and Restated Guaranty and Suretyship Agreement dated September 30, 2007 by AMCON Distributing Company for the benefit of Crystal Paradise Holdings, Inc. (formerly known as Trinity Springs,
      Ltd.)(incorporated herein by reference to Exhibit 10.20 to AMCON's Annual Report on Form 10-K filed on November 9, 2007)

10.22 Mortgage, dated June 17, 2004, by and between TSL Acquisition Corp., AMCON Distributing Company and Trinity Springs, Ltd. (incorporated by reference to Exhibit 10.20 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)

10.23 Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.24 Amendment to Guaranty Fee, Reimbursement and Indemnification Agreement, dated July 31, 2007, between AMCON Distributing Company and William
      F. Wright (incorporated herein by reference to Exhibit 10.23 to AMCON's Annual Report on Form 10-K filed on November 9, 2007)

10.25 Guaranty and Suretyship Agreement between William F. Wright and the Company, dated June 17, 2004, regarding the guaranty of the Company's indebtedness to Trinity Springs, Ltd. (now Crystal Paradise Holdings) under the Three Year Note, the Ten Year Note and the Water Royalty (subject to a $5.0 million cap on the Water Royalty). (incorporated by reference to Exhibit 10.26 of AMCON's Annual Report on Form 10-K filed December 29, 2006)

10.26 Secured Promissory Note ($1,000,000), dated December 14, 2004, issued by Trinity Springs, Inc. to Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.27 Modification and Extension of Second Lien Commercial Mortgage, Assignment of Leases and Rents, and Fixture Filing, dated as of December 14, 2004 between Trinity Springs, Inc. and Allen D. Petersen (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)

10.28 Term Real Estate Promissory Note, dated December 21, 2004, issued by AMCON Distributing Company to M&I (incorporated by reference to
      Exhibit 10.21 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)


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

10.36 $400,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated October 20, 2005 (incorporated by reference to Exhibit 10.34 of AMCON's Quarterly Report on Form 10-Q filed on September 29, 2006)

10.37 $200,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated November 7, 2005 (incorporated by reference to Exhibit 10.35 of AMCON's Quarterly Report on Form 10-Q filed on September 29, 2006)

10.38 $150,000 Subordinated Promissory Note by and between Trinity Springs, Inc. and Draupnir, LLC dated December 1, 2005 (incorporated by reference to Exhibit 10.36 of AMCON's Quarterly Report on Form 10-Q filed on September 29, 2006)

10.39 $5,000,000 Secured Promissory Note by Trinity Springs, Inc.
      for the benefit of Crystal Paradise Holdings, Inc. (also known as Trinity Springs, Ltd.) dated September 30, 2007 (incorporated herein by reference to Exhibit 10.39 to AMCON's Annual Report on Form 10-K filed on November 9, 2007)


10.40 Change of Control Agreement between the Company and Christopher H. Atayan, dated December 29, 2006 (incorporated by reference to Exhibit
      10.40 of AMCON's Annual Report on Form 10-K filed on December 29, 2006)*

10.41 Change of Control Agreement between the Company and Kathleen M. Evans, dated December 29, 2006 (incorporated by reference to Exhibit 10.41 of AMCON's Annual Report on Form 10-K filed on December 29, 2006)*

10.42 Settlement Agreement and Mutual General Release dated July 31, 2007 by and between Television Events & Marketing, Inc., Tom Kiely, The Beverage Group, Inc., AMCON Distributing Company, AMCON Corporation, William F. Wright, Archie Thornton and The Thornton Works (incorporated herein by reference to Exhibit 10.42 to AMCON's Annual Report on Form 10-K filed on November 9, 2007)

10.43 Mutual Release and Settlement Agreement between AMCON Distributing Company, Trinity Springs, Inc., and Crystal Paradise Holdings, Inc. dated September 30, 2007 (incorporated herein by reference to Exhibit
      10.43 to AMCON's Annual Report on Form 10-K filed on November 9, 2007)

10.44 Asset Purchase Agreement between Hawaiian Natural Water Company, Inc. and Hawaiian Springs, LLC dated November 20, 2006 (incorporated by reference to Exhibit 10.42 of AMCON's Quarterly Report on Form 10-Q filed on January 29, 2007)

10.45 Executive Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan*

10.46 Director Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan*

11.1 Statement re: computation of per share earnings (incorporated by reference to Note 4 to the Consolidated Financial Statements included as a part of this report on Form 10-K under Item 8)

18.1 Preferability Letter Regarding Change in Accounting Principle (incorporated herein by reference to Exhibit 18.1 to AMCON's Annual Report on Form 10-K filed on November 9, 2007)

21.1  Subsidiaries of the Company

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


November 5, 2008                   AMCON DISTRIBUTING COMPANY
                                        (registrant)


                                   By: /s/ Christopher H. Atayan
                                   -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer
                                    and Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of November 2008.


       Signature                        Title
       ---------                        -----

/s/ Christopher H. Atayan         Chief Executive Officer,
------------------------           Chairman of the Board and Director
Christopher H. Atayan


/s/ Kathleen M. Evans             President and Director
------------------------
Kathleen M. Evans


/s/ Andrew C. Plummer             Vice President and Chief Financial
------------------------            Officer (Principal Financial and
Andrew C. Plummer                   Accounting Officer)



       Signature                   Title
       ---------                   -----

/s/ William F. Wright             Director
------------------------
William F. Wright


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


/s/ Stanley Mayer                 Director
------------------------
Stanley Mayer


/s/ Timothy R. Pestotnik          Director
------------------------
Timothy R. Pestotnik






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the consolidated financial statements of AMCON Distributing Company and subsidiaries (the Company) as of September 30, 2008 and 2007 for the years ended September 30, 2008 and 2007 and have issued our report thereon dated November 7, 2008, which report expresses an unqualified opinion.
This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ McGladrey & Pullen LLP
Omaha, Nebraska
November 7, 2008





                                   S-1





















                         AMCON Distributing Company
                    Consolidated Financial Statement Schedule


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                                                Net
                                                               Amounts
                           Balance at           Provision    (Written Off)         Balance at
   Description         Beginning of Period      (Benefit)      Recovered          End of Period
------------------    ----------------------    ---------    -------------    -----------------------
Allowance for
 doubtful accounts    Sep 30, 2006   934,457        82,425      (737,882)/1/   Sep 30, 2007    279,000
                      Sep 30, 2007   279,000       666,856      (161,856)      Sep 30, 2008    784,000

Allowance for
 inventory
 obsolescence         Sep 30, 2006   434,143        49,244             -       Sep 30, 2007    483,387
                      Sep 30, 2007   483,387       101,998             -       Sep 30, 2008    585,385


/1/ Includes $405,261 allowance for doubtful accounts for TBG, which was reclassified from discontinued operations to continuing operations in fiscal 2006 and written off against the associated accounts receivable in fiscal 2007.







                                               S-2