Form 10-Q
period 2008-12-31
AMCON DISTRIBUTING CO
filed 2009-01-20
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2008

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

Large accelerated filer                      Accelerated filer
                                     ----                               ----

Non-accelerated filer (Do not check          Smaller reporting company
(if a smaller reporting company)                                         X
                                     ----                               ----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                        Yes              No    X
                             ----             ----
The Registrant had 570,397 shares of its $.01 par value common stock outstanding as of January 12, 2009.


                                                                Form 10-Q
                                                                1st Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          December 31, 2008 (unaudited) and September 30, 2008            3

          Condensed consolidated unaudited statements of operations
          for the three months ended December 31, 2008 and 2007           4

          Condensed consolidated unaudited statements of cash flows
          for the three months ended December 31, 2008 and 2007           5

          Notes to condensed consolidated unaudited
          financial statements                                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     31

Item 4T.  Controls and Procedures                                        31

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              32

Item 1A.  Risk Factors                                                   33

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    33

Item 3.   Defaults Upon Senior Securities                                33

Item 4.   Submission of Matters to a Vote of Security Holders            33

Item 5.   Other Information                                              33

Item 6.   Exhibits                                                       33





                                  2






PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                 December 31, 2008 and September 30, 2008
----------------------------------------------------------------------------------------------------
                                                                     December 2008       September
                                                                      (Unaudited)           2008
                                                                     ------------       ------------
ASSETS
Current assets:
  Cash                                                               $    355,534       $    457,681
  Accounts receivable, less allowance for doubtful accounts
   of $0.8 million at December 2008 and September 2008                 23,330,043         27,198,414
  Inventories, net                                                     35,504,911         37,330,969
  Deferred income taxes                                                 1,278,575          1,260,609
  Current assets of discontinued operations                                13,793             18,947
  Prepaid and other current assets                                      2,686,082          3,519,650
                                                                     ------------       ------------
     Total current assets                                              63,168,938         69,786,270

Property and equipment, net                                            10,834,975         10,907,541
Goodwill                                                                5,848,808          5,848,808
Other intangible assets                                                 3,373,269          3,373,269
Deferred income taxes                                                     168,794            234,171
Non-current assets of discontinued operations                           2,032,047          2,032,047
Other assets                                                            1,475,194          1,123,252
                                                                     ------------       ------------
                                                                     $ 86,902,025       $ 93,305,358
                                                                     ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 15,761,949       $ 14,738,214
  Accrued expenses                                                      5,176,971          5,275,697
  Accrued wages, salaries and bonuses                                   1,413,962          2,636,699
  Income taxes payable                                                    901,832            313,021
  Current liabilities of discontinued operations                        4,137,898          4,041,837
  Current maturities of credit facility                                 3,046,000          3,046,000
  Current maturities of long-term debt                                  1,533,919            787,128
                                                                     ------------       ------------
     Total current liabilities                                         31,972,531         30,838,596

Credit facility, less current maturities                               24,288,411         32,155,005
Long-term debt, less current maturities                                 5,581,359          6,525,881
Noncurrent liabilities of discontinued operations                       6,562,860          6,542,310

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,438,355          2,438,355

Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,857,645          1,857,645

Series C cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     1,982,372          1,982,372

Commitments and contingencies (Note 11)

Shareholders' equity:
  Preferred stock, $0.01 par, 1,000,000 shares authorized,
    260,000 shares outstanding and issued in Series A, B and C
    referred to above                                                           -                  -
  Common stock, $.01 par value, 3,000,000 shares authorized,
    570,397 shares outstanding at December 2008 and September 2008          5,704              5,704
  Additional paid-in capital                                            7,112,256          6,995,948
  Retained earnings                                                     5,100,532          3,963,542
                                                                     ------------       ------------
     Total shareholders' equity                                        12,218,492         10,965,194
                                                                     ------------       ------------
                                                                     $ 86,902,025       $ 93,305,358
                                                                     ============       ============


The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.


                                   3

                                     AMCON Distributing Company and Subsidiaries
                              Condensed Consolidated Unaudited Statements of Operations
                                for the three months ended December 31, 2008 and 2007
---------------------------------------------------------------------------------------------------------
                                                                                2008             2007
                                                                           -------------    -------------
Sales (including excise taxes of
 $50.3 million and $51.6 million,
 respectively)                                                             $ 217,377,363    $ 210,663,237

Cost of sales                                                                201,532,714      195,467,389
                                                                           -------------    -------------
Gross profit                                                                  15,844,649       15,195,848
                                                                           -------------    -------------

Selling, general and administrative expenses                                  12,797,583       12,210,575
Depreciation and amortization                                                    310,334          362,474
                                                                           -------------    -------------
                                                                              13,107,917       12,573,049
                                                                           -------------    -------------
Operating income                                                               2,736,732        2,622,799
                                                                           -------------    -------------
Other expense (income):
   Interest expense                                                              489,199          969,802
   Other (income), net                                                           (14,067)         (33,211)
                                                                           -------------    -------------
                                                                                 475,132          936,591
                                                                           -------------    -------------
Income from continuing operations
  before income taxes                                                          2,261,600        1,686,208

Income tax expense                                                               860,000          641,000
                                                                           -------------    -------------
Income from continuing operations                                              1,401,600        1,045,208
                                                                           -------------    -------------
Discontinued operations (Note 2)

Loss from discontinued operations,
 net of income tax benefit of $0.1 million
 in December 2008 and December 2007                                             (102,038)         (95,995)
                                                                           -------------    -------------
Net income                                                                     1,299,562          949,213

Preferred stock dividend requirements                                           (105,533)        (105,533)
                                                                           -------------    -------------
Net income available to common shareholders                                $   1,194,029    $     843,680
                                                                           =============    =============
   Basic earnings (loss) per share
     available to common shareholders:
      Continuing operations                                                $        2.38    $        1.76
      Discontinued operations                                                      (0.19)           (0.18)
                                                                           -------------    -------------
   Net basic earnings per share
     available to common shareholders                                      $        2.19    $        1.58
                                                                           =============    =============
   Diluted earnings (loss) per share
     available to common shareholders:
      Continuing operations                                                $        1.64    $        1.23
      Discontinued operations                                                      (0.12)           (0.11)
                                                                           -------------    -------------
   Net diluted earnings per share
     available to common shareholders                                      $        1.52    $        1.12
                                                                           =============    =============
Weighted average shares outstanding:
  Basic                                                                          545,593          533,900
  Diluted                                                                        856,052          849,187

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                     4





                                  AMCON Distributing Company and Subsidiaries
                           Condensed Consolidated Unaudited Statements of Cash Flows
                               for the three months ended December 31, 2008 and 2007
---------------------------------------------------------------------------------------------------
                                                                            2008            2007
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  1,299,562    $    949,213
  Deduct: Loss from discontinued operations, net of tax                    (102,038)        (95,995)
                                                                       ------------    ------------
  Income from continuing operations                                       1,401,600       1,045,208

  Adjustments to reconcile net income from
   continuing operations to net cash flows
    from operating activities:
     Depreciation                                                           310,334         352,541
     Amortization                                                                 -           9,933
     Gain on sale of property and equipment                                 (43,697)         (1,625)
     Stock based compensation                                               132,900          42,950
     Excess tax deficiency on vesting of equity-based awards                 16,592               -
     Deferred income taxes                                                   47,411         653,976
     Provision for losses on doubtful accounts                               77,006          44,000
     Provision for losses on inventory obsolescence                          92,790         160,885

  Changes in assets and liabilities:
     Accounts receivable                                                  3,791,365       3,240,720
     Inventories                                                          1,733,268      (4,479,409)
     Prepaid and other current assets                                       833,568         759,013
     Other assets                                                          (351,942)       (438,639)
     Accounts payable                                                     1,023,735      (2,381,021)
     Accrued expenses and accrued wages, salaries and bonuses            (1,321,463)     (1,297,619)
     Income tax payable                                                     572,219        (173,572)
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations          8,315,686      (2,462,659)
Net cash flows from operating activities - discontinued operations           19,727         (94,926)
                                                                       ------------    ------------
Net cash flows from operating activities                                  8,335,413      (2,557,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (265,971)       (280,619)
     Proceeds from sales of property and equipment                           71,900             888
                                                                       ------------    ------------
Net cash flows from investing activities                                   (194,071)       (279,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings on bank credit agreement                  (7,866,594)      2,523,616
     Principal payments on long-term debt                                  (197,731)       (117,050)
     Proceeds from exercise of stock options                                      -         119,637
     Excess tax deficiency on vesting of equity-based awards                (16,592)              -
     Dividends on preferred stock                                          (105,533)       (105,533)
     Dividends on common stock                                              (57,039)              -
                                                                       ------------    ------------
Net cash flows from financing activities                                 (8,243,489)      2,420,670
                                                                       ------------    ------------
Net change in cash                                                         (102,147)       (416,646)

Cash, beginning of period                                                   457,681         717,554
                                                                       ------------    ------------
Cash, end of period                                                    $    355,534    $    300,908
                                                                       ============    ============




                                   5












                                                                            2008            2007
                                                                       ------------    -----------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                              $    544,238    $   992,512
 Cash paid during the period for income taxes                               182,371        101,595

Supplemental disclosure of non-cash information:
 Acquisition of equipment through capital leases                                  -         38,090

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

All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
In the opinion of management, the accompanying condensed consolidated unaudited financial statements contain all adjustments necessary to fairly present the financial information included therein, such adjustments consisting of normal recurring items. The Company believes that although the disclosures are adequate to prevent the information presented from being misleading, these condensed consolidated unaudited financial statements should be read in conjunction with the Company's annual audited consolidated financial statements for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission on Form 10-K.

For purposes of this report, unless the context indicates otherwise, all references to "we", "us", "our", "Company", and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The wholesale distribution segment of our Company will be separately referred to as "ADC". Additionally, the three month fiscal periods ended December 31, 2008 and December 31, 2007 have been referred to throughout this quarterly report as Q1 2009 and Q1 2008, respectively. The fiscal balance sheet dates of December 31, 2008, December 31, 2007, and September 30, 2008 have been referred to as December 2008, December 2007, and September 2008, respectively.

Accounting Changes
------------------
During Q1 2009, the Company adopted the following accounting standards:

The Company adopted the provisions of SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to all financial instruments which are measured and reported at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. As the Company does not have any financial assets or liabilities measured at fair value on a recurring basis, nor does it have any nonfinancial assets and liabilities not subject to the FSP 157-2 delay, the adoption of SFAS No. 157 did not have any impact on our consolidated financial position or results of operations.

The Company adopted the provisions of FASB Statement No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities". This standard provides an option for companies to report selected financial assets and liabilities at fair value. Although the Company adopted the provisions of SFAS 159, it did not elect the fair value option for any financial instruments or other items held by the Company. Therefore, the adoption of SFAS 159 did not have any impact on the Company's consolidated financial position or results of operations.

The Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. The adoption of EITF 06-10 did not have any impact on our consolidated financial position or results of operations.

The Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The adoption of this standard did not have an impact on the Company's financial statements.

Recently Issued Accounting Pronouncements
-----------------------------------------
The Company is currently evaluating the impact of implementing the following new accounting standards:

In June 2008, the FASB issued FSP-EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company) and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. FAS 142-3"). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142's, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). The Company is currently evaluating the impact of implementing
FAS 142-3.

2.  DISPOSITION

Discontinued operations include the residual assets, liabilities, and results of operations of Trinity Springs, Inc. ("TSI") for Q1 2009 and Q1 2008. TSI operated a water bottling facility in Idaho prior to its closure.

In September 2007, the Company signed a Mutual Release and Settlement Agreement (the "Settlement Agreement") to resolve litigation among and between AMCON, TSI, and Crystal Paradise Holdings, Inc. ("CPH") related to a 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), under which
TSI acquired certain assets from CPH. In conjunction with the Settlement Agreement, AMCON entered into a $5.0 million note payable to CPH. The note is due in September 2012 and accrues interest at 5.0%. The Settlement Agreement also provides CPH with an option to purchase TSI's remaining assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. If CPH elects to exercise the asset purchase option, CPH is required to cancel the $5.0 million note payable, including any accrued interest. CPH's asset purchase option expires March 31, 2009 and had not been exercised as of December 31, 2008.

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

A summary of discontinued operations is as follows:

                                                           Q1 2009               Q1 2008
                                                          ----------            ----------
Operating loss                                             (44,129)              (39,245)
Interest expense                                          (116,009)             (115,750)
Income tax benefit                                         (58,000)              (59,000)
Loss from discontinued operations                         (102,038)              (95,995)



The carrying amounts (net of allowances) of the major classes of assets and liabilities included in discontinued operations are as follows (in millions):


                                                           December              September
                                                             2008                  2008
                                                          ----------            ----------
Fixed assets - Total noncurrent assets of
 discontinued operations                                  $      2.0            $      2.0
                                                          ==========            ==========

Accounts payable                                          $      0.5            $      0.5
Accrued expenses                                                 0.8                   0.7
Current portion of long-term debt due related party /1/          2.8                   2.8
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      4.1            $      4.0
                                                          ==========            ==========

Deferred gain on CPH settlement                           $      1.5            $      1.5
Long-term debt, less current portion                             5.1                   5.0
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      6.6            $      6.5
                                                          ==========            ==========

/1/ TSI's related party debt obligations were in default at both December 2008 and September
    2008. TSI has not obtained associated debt default waivers for the related party obligations and accordingly has classified these obligations as current liabilities of discontinued operations.



3.  CONVERTIBLE PREFERRED STOCK:

The Company had three series of Convertible Preferred Stock outstanding at December 2008 as identified in the following table:

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

The Company believes that redemption of these securities by the holders is not probable based on the following evaluation. Our executive officers and directors as a group beneficially own approximately 44% of the outstanding common stock at September 2008. Mr. Wright beneficially owns 24% of the outstanding common stock without giving effect to shares owned by his adult children. There is a substantial identity of interest among AMCON and its officers and directors for purposes of the determination of whether the triggering redemption events described above are within the control of AMCON since AMCON can only make decisions on control or other matters through those persons. Moreover, there is no expectation that there would be any effort by the holders of the Preferred Stock to seek optional redemption without the Board being supportive of the events that may trigger that right. The Series A is owned by Mr. Wright and a private equity firm (Draupnir, LLC) of which Mr. Hobbs, a director of the Company, is a member. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Chris Atayan, AMCON's Chief Executive Officer and Chairman of the Board of Directors pursuant to voting rights in the Certificate of Designation creating the Series B Preferred Stock. The Series C is owned by Draupnir Capital LLC, which is a subsidiary of Draupnir, LLC (the owner of Series A). Mr. Hobbs is also a Member of Draupnir Capital, LLC.

In view of the foregoing considerations, the Company believes it is not probable under Rule 5-02.28 of Regulation S-X that the Series A, Series B or Series C Preferred Stock will become redeemable in the foreseeable future.

4.  INVENTORIES

Inventories consisted of the following at December 2008 and September 2008:

                                                         December       September
                                                           2008            2008
                                                       ------------    ------------
Finished goods                                         $ 35,504,911    $ 37,330,969
                                                       ============    ============


Inventories are stated at the lower of cost, determined on a FIFO basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. Finished goods include total reserves of approximately $0.7 million and $0.6 million at December 2008 and September 2008, respectively. These reserves include the Company's obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

                                                         December       September
                                                           2008            2008
                                                       ------------    ------------
Wholesale                                              $  3,935,931    $  3,935,931
Retail                                                    1,912,877       1,912,877
                                                       ------------    ------------
                                                       $  5,848,808    $  5,848,808
                                                       ============    ============

Other intangible assets of the Company consisted of the following:

                                                         December       September
                                                           2008            2008
                                                       ------------    ------------
Trademarks and tradenames                              $  3,373,269    $  3,373,269
                                                       ============    ============

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year.

6.  DIVIDENDS:

On October 23, 2008, the Company declared a cash dividend of $0.10 per common share payable on November 21, 2008 to shareholders of record as of November 3, 2008. Cash dividends paid to common shareholders during Q1 2009 totaled $57,039.

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

Stock options and potential common stock outstanding at December 2008 and December 2007 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 41,983 and 9,248 at December 2008 and December 2007, respectively. The average exercise price of anti-dilutive options and potential common stock was $26.74 and $47.39 at December 2008 and December 2007, respectively.

                                                 For the three months ended December
                                    ------------------------------------------------------
                                                2008                           2007
                                    -------------------------     ------------------------
                                       Basic        Diluted          Basic        Diluted
                                    -----------   -----------     -----------  -----------
 Weighted average common
  shares outstanding                    545,593       545,593         533,900      533,900

 Weighted average of net
  additional shares outstanding
  assuming dilutive options
  exercised and proceeds
  used to purchase treasury
  stock and conversion of
  preferred stock /1/                         -       310,459               -      315,287
                                    -----------   -----------     -----------  -----------
 Weighted average number of
  shares outstanding                    545,593       856,052         533,900      849,187
                                    ===========   ===========     ===========  ===========

 Income from continuing operations  $ 1,401,600   $ 1,401,600     $ 1,045,208  $ 1,045,208
  Deduct: preferred stock
  dividend requirements /2/            (105,533)            -        (105,533)           -
                                    -----------   -----------     -----------  -----------
                                      1,296,067     1,401,600         939,675    1,045,208
                                    ===========   ===========     ===========  ===========
 Loss from discontinued
  operations                        $  (102,038)  $  (102,038)    $   (95,995) $   (95,995)
                                    ===========   ===========     ===========  ===========
 Net income available
  to common shareholders            $ 1,194,029   $ 1,299,562     $   843,680  $   949,213
                                    ===========   ===========     ===========  ===========
 Income per share from
  continuing operations             $      2.38   $      1.64     $      1.76  $      1.23
                                    ===========   ===========     ===========  ===========
 Loss per share from
  discontinued operations           $     (0.19)  $     (0.12)    $     (0.18) $     (0.11)
                                    ===========   ===========     ===========  ===========
 Net earnings per share
  available to common shareholders  $      2.19   $      1.52     $      1.58  $      1.12
                                    ===========   ===========     ===========  ===========


                                          13

/1/ Diluted earnings per share calculation includes all stock options, Convertible Preferred Stock, and restricted stock, in each case, that are deemed to be dilutive.

/2/ Diluted earnings per share calculation excludes dividend payments for Convertible Preferred Stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.




8.  DEBT

The Company has a credit agreement with Bank of America (the "Facility"), which includes the following significant terms:

   - A June 2011 maturity date.

   - A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.3 million at December 2008.

   - The Facility bears interest at either the bank's prime rate or at a LIBOR based rate at the election of the Company.

   - The Facility provides for an additional $5.0 million of credit available for certain inventory purchases. These advances bear interest at the bank's prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

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

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows:

(a) $1,000,000 for the three months ending December 31, 2008 and;
(b) $2,000,000 for the six months ending March 31, 2009

The Company was in compliance with the required debt service and minimum EBITDA covenants at December 2008.

The Company's maximum available credit limit for the revolving portion of the Facility was $49.5 million at December 2008, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances which are evaluated on a daily basis.

At December 2008, the outstanding balance on the revolving portion of the Facility was $27.0 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 3.25% at December 2008. Based on our collateral and loan limits as defined by the Facility agreement, the Company's excess availability under the Facility at December 2008 was approximately $22.5 million.

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

OTHER
-----
AMCON has issued a letter of credit for $0.8 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.

9.  EQUITY-BASED INCENTIVE AWARDS

Stock Options
-------------
At December 2008, the Company had two groups of stock option awards issued and outstanding. The first award group includes incentive and non-qualified stock options issued to management employees and outside directors pursuant to the Company's stock-based compensation plan ("the Stock Option Plan"). The Stock Option Plan expired in fiscal 2004 and all compensation expense related to the plan was fully amortized in prior fiscal periods.

The second award group includes 25,000 non-qualified stock options issued to the Company's Chief Executive Officer in fiscal 2007. These stock options vest in equal installments over a three year period and have an exercise price of $18.00 per share. At December 2008, 16,666 of these stock options had vested.

Stock options issued and outstanding to management employees at December 2008 are summarized as follows:

                                         Number of      Number
        Date         Exercise Price       Options     Exercisable
                                        Outstanding
     ------------------------------------------------------------
     Fiscal  1999   $ 45.68 - $ 51.14       6,591         6,591
     Fiscal  2000       $ 34.50             3,123         3,123
     Fiscal  2003       $ 28.80             3,170         3,170
     Fiscal  2007       $ 18.00            25,000        16,666
                                           ------        ------
                                           37,884        29,550
                                           ======        ======

Stock options issued and outstanding to the Company's outside directors at December 2008 are summarized as follows:

                                          Number of      Number
         Date         Exercise Price       Options     Exercisable
                                         Outstanding
     -------------------------------------------------------------
     Fiscal  1999   $ 36.82 - $ 49.09       2,568         2,568
     Fiscal  2002       $ 26.94               834           834
     Fiscal  2003       $ 28.26               834           834
                                           ------        ------
                                            4,236         4,236
                                           ======        ======

The following summarizes all stock options outstanding at December 2008:

                                                                                      Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1999 Options  $36.82-$51.14     9,159        0.38 years          $47.35           9,159         $47.35
2000 Options     $34.50         3,123        1.45 years          $34.50           3,123         $34.50
2002 Options     $26.94           834        3.62 years          $26.94             834         $26.94
2003 Options  $28.26-$28.80     4,004        3.99 years          $28.69           4,004         $28.69
2007 Options     $18.00        25,000        8.00 years          $18.00          16,666         $18.00
                               ------                            ------          ------         ------
                               42,120                            $26.80          33,786         $32.56
                               ======                            ======          ======         ======


The following is a summary of the activity of the stock plans for the quarter ended December 2008:

                                               Weighted
                                       Number  Average
                                         of    Exercise
                                       Shares   Price
                                      -----------------
Outstanding at September 2008           42,120   $26.80
  Granted                                    -        -
  Exercised                                  -        -
  Forfeited/Expired                          -        -
                                      -----------------
Outstanding at December 2008            42,120   $26.80
                                      =================

Options exercisable at end of period    33,786
                                      ========

The Company's stock options have varying vesting schedules, ranging up to five years and expiring ten years subsequent to the grant date.
Net income before incomes taxes included compensation expense related to stock options of approximately $0.03 million in both Q1 2009 and Q1 2008. Total unamortized compensation expense related to stock options at December 2008 totaled approximately $0.1 million. This unamortized stock expense is expected to be amortized over approximately the next fiscal year (the expected weighted-average period).

The aggregate intrinsic value of stock options outstanding at December 2007 was approximately $0.4 million and the aggregate intrinsic value of stock options exercisable at December 2007 was approximately $0.1 million.
At December 2008, stock options outstanding and exercisable had no intrinsic value.

The total intrinsic value of stock options exercised during Q1 2008 was approximately $0.2 million. There were no stock options exercised during Q1 2009. The total fair value of stock options vested in Q1 2009 and Q1 2008 was approximately $0.1 million and $0.3 million, respectively.

Omnibus Plan
------------
The Company has an Omnibus Incentive Plan ("the Omnibus Plan") which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company's common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash.

Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards as summarized below:

                                           Restricted Stock /1/     Restricted Stock /2/
                                           --------------------     --------------------
Date of award:                               December 6, 2007         January 29, 2008
Number of shares:                                      24,000                    7,500
Service period:                                     34 months                36 months
Estimated fair value of
 award at grant date/3/:                             $963,000                 $229,000
Intrinsic value of awards
 outstanding at December 2008:                       $264,000                 $124,000


/1/ 8,000 shares vested on October 16, 2008. The remaining 16,000 shares will vest in equal amounts (8,000 per year) on October 16, 2009 and October 16, 2010.

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

The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before incomes taxes included compensation expense of $0.1 million and $0.01 in Q1 2009 and Q1 2008, respectively. Total unamortized compensation expense related to restricted stock awards at December 2008 was approximately $0.8 million. This unamortized compensation expense is expected to be amortized over approximately the next two fiscal years (the expected weighted-average period).

The following summarizes restricted stock activity under the Omnibus Plan during Q1 2009:

                                 Number    Weighted Average
                                   of         Grant Date
                                 Shares       Fair Value
                                ---------------------------
Nonvested restricted stock
 at September 2008               31,500          $40.16
Granted                               -               -
Vested/Issued                    (8,000)         $42.50
Forfeited/Expired                     -               -
                                ---------------------------
Nonvested restricted stock
  at December 2008               23,500          $39.35
                                ===========================

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

                                        Wholesale
                                       Distribution       Retail        Other /1/    Consolidated
                                       -------------    -----------    ----------    -------------
THREE MONTHS ENDED DECEMBER 2008:
External revenue:
 Cigarettes                            $ 152,262,945    $         -    $        -    $ 152,262,945
 Confectionery                            15,461,696              -             -       15,461,696
 Health food                                       -      8,980,794             -        8,980,794
 Tobacco, food service & other            40,671,928              -             -       40,671,928
                                       -------------    -----------    ----------    -------------
Total external revenue                   208,396,569      8,980,794             -      217,377,363
Depreciation                                 248,164         61,023         1,147          310,334
Amortization                                       -              -             -                -
Operating income (loss)                    3,288,077        587,839    (1,139,184)       2,736,732
Interest expense                             132,679        169,545       186,975          489,199
Income (loss) from continuing
 operations before taxes                   3,159,150        428,609    (1,326,159)       2,261,600
Total assets                              71,535,006     11,341,987     4,025,032       86,902,025
Capital expenditures                         128,490        137,481             -          265,971







                                        Wholesale
                                       Distribution       Retail        Other /1/    Consolidated
                                       -------------    -----------    ----------    -------------
THREE MONTHS ENDED DECEMBER 2007:
External revenue:
 Cigarettes                            $ 149,611,531    $         -    $        -    $ 149,611,531
 Confectionery                            14,107,957              -             -       14,107,957
 Health food                                       -      9,521,555             -        9,521,555
 Tobacco, food service & other            37,422,194              -             -       37,422,194
                                       -------------    -----------    ----------    -------------
Total external revenue                   201,141,682      9,521,555             -      210,663,237
Depreciation                                 231,766        120,319           456          352,541
Amortization                                       -          9,933             -            9,933
Operating income (loss)                    2,812,633        811,374    (1,001,208)       2,622,799
Interest expense                             230,235        324,206       415,361          969,802
Income (loss) from continuing
 operations before taxes                   2,589,985        498,470    (1,402,247)       1,686,208
Total assets                              73,379,656     11,302,023     6,976,532       91,658,211
Capital expenditures                         269,232         11,387             -          280,619


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

In conjunction with the Settlement Agreement, AMCON entered into a $5.0 million note payable to CPH. The note is due in September 2012 and accrues interest at 5.0%. The Settlement Agreement also provides CPH with an option to purchase TSI's remaining assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. This option expires March 31, 2009. If CPH elects to exercise its asset purchase option, CPH is required to cancel the $5.0 million note payable, including any accrued interest. As of December 31, 2008, CPH had not yet exercised its asset purchase option.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis and other sections, contains forward looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions,


FORWARD LOOKING STATEMENTS (continued)

company performance and financial results. Forward looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward looking statements:

   - increases in state and federal excise taxes on cigarette and tobacco products, including proposed legislation to renew and expand the State Children's Health Insurance Program ("SCHIP"), which would be largely funded through significant increases to federal excise taxes on cigarette and tobacco products
   - declining market conditions with regard to cigarettes,
   - changes in promotional and incentive programs offered by manufacturers,
   - credit risk associated with the Company's wholesale segment customers,
   - decreased availability of capital resources due to recent events in the credit markets,
   - the demand for the Company's products,
   - new business ventures,
   - domestic regulatory and legislative risks,
   - competition,
   - poor weather conditions,
   - increases in fuel prices,
   - other risks over which the Company has little or no control, and
   - any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the three months ended December 2008.


COMPANY OVERVIEW - FIRST FISCAL QUARTER 2009 (Q1 2009)

The following discussion and analysis includes the Company's results of operations from continuing operations for the three months ended December 2008 and 2007. Continuing operations are comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit (loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit from our discontinued operations have been aggregated and reported as income (loss) from discontinued operations and are not a component of the aforementioned continuing operations discussion.

During Q1 2009, the Company:

- generated $2.7 million in operating income as compared to $2.6 million for Q1 2008.

- recognized income from continuing operations per basic share of $2.38 and $1.76 for the three months ended December 2008 and December 2007, respectively.

- recognized a loss from discontinued operations per basic share of ($0.19) and ($0.18) for the three months ended December 2008 and December 2007, respectively.

-  paid a $0.10 dividend per common share.

Wholesale Distribution Segment (ADC)
------------------------------------
Our wholesale distribution segment represents approximately 96% of the Company's consolidated sales. ADC serves approximately 4,000 retail outlets in the Great Plains and Rocky Mountain regions and is ranked as a top ten convenience store supplier according to Convenience Store News. While we provide our retailers with a broad selection of merchandise in all product categories, we remain largely dependent on cigarette sales, which account for approximately 70% of ADC total sales. ADC is also focused on growing its sales of non-tobacco products, which offer higher profit margins and greater revenue stream diversity.

The wholesale distribution industry is mature and highly competitive.
To differentiate itself, ADC leverages a number of strategies focused around providing market-leading customer service programs and offering flexible delivery capabilities. These strategies have helped position ADC as a distributor of choice for both small independent retail outlets and multi-location retail outlets.

ADC has significant alliances with the major cigarette manufacturers which we believe control over 90% of the cigarette industry volume. While some of our competitors have focused on the lower-priced cigarette brands, ADC has made a conscious decision to support and grow our national brand segment and align our business with the major players in the industry. We believe that it is important not to compete against the major cigarette manufacturers because of their commitment to growing and maintaining their market share in a declining category. Additionally, we believe that consumers' preference for premium brands currently drives the category volume.

The wholesale distribution industry continues to experience significant changes driven by higher excise taxes, the popularity of deep-discount cigarette brands, and consolidation within the industry's customer base (principally convenience stores and tobacco shops). Collectively, we expect these items will continue to pressure profit margins industry-wide and could potentially decrease the Company's profitability.

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

Akin's, established in 1935, is also an award-winning chain of seven health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, and organic produce. Akin's has locations in Tulsa and Oklahoma City, Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka, Kansas.

In recent years, the retail health food industry has experienced high growth rates as the demand for non-processed natural products (pesticide-free, hormone-free, non-genetically modified) become popular among more health conscious consumers. Our retail health food segment has successfully capitalized on this trend through its continuous efforts offer only the highest quality products in combination with targeted marketing efforts. Most recently, however, rising food commodity prices and weak economic conditions have decreased growth rates industry-wide.

ECONOMIC CONDITIONS
-------------------
The current economic downturn, characterized by falling real estate values, battered retirement portfolio values, higher food prices, and disruptions in the availability of credit, have collectively impacted consumer confidence throughout the country as well as the regions in which we operate.

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

Our retail segment will likely face a challenging environment in the near term as well, as the aforementioned macroeconomic issues push consumers to purchase cheaper alternatives to natural food products and/or decrease the average basket size of their purchases. We believe the economic hardships consumers now face will negatively impact purchasing patterns such as the frequency of shopping trips or price sensitivity. Accordingly, we intend to continue our conservative strategy of maintaining financial flexibility and investing in long-term growth opportunities for the Company.

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

Sales by business segment for the three month period ended December 2008 and December 2007 are as follows (dollars in millions):

                                           Three months
                                          ended December
                                     ------------------------
                                                        Incr
                                      2008     2007    (Decr)
                                     ------  -------  -------
Wholesale distribution segment       $ 208.4  $ 201.2  $  7.2
Retail health food segment               9.0      9.5    (0.5)
                                     -------   ------- ------
                                     $ 217.4  $ 210.7  $  6.7
                                     =======  =======  ======

SALES - Q1 2009 vs. Q1 2008 (continuing operations)
---------------------------------------------------
Sales for Q1 2009 increased $6.7 million, or 3.2%, as compared to Q1 2008. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $3.8 million in Q1 2009 and $3.6 million in Q1 2008.

Sales in our wholesale distribution segment ("wholesale") increased
$7.2 million, or 3.6%, in Q1 2009 as compared to Q1 2008. This change included a $2.6 million increase in cigarette sales and a net $4.6 million increase in our tobacco, beverages, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories ("Other Products").


Significant items impacting our Q1 2009 wholesale segment sales included:

- $2.6 million increase in cigarette sales over Q1 2008, primarily due to price increases implemented by major manufacturers. /1/

- $4.6 million net increase in our Other Products category sales over Q1 2008, primarily the result of higher tobacco, confectionary, food service, and store supplies sales.

/1/ As price increases are passed on to our customers, they result in a corresponding increase in the cost of sales.

Sales in our retail health food segment decreased approximately $0.5 million, or 5.7%, in Q1 2009 as compared to Q1 2008. This decrease was primarily related to lower sales volumes in our Florida retail stores, which have been impacted by a severe regional economic downturn and increased competition from other natural food chains.

GROSS PROFIT - Q1 2009 vs. Q1 2008 (continuing operations)
----------------------------------------------------------
Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales.

Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.

Gross profit by business segment for the three month period ended
December 2008 and December 2007 are as follows (dollars in millions):

                                          Three months
                                         ended December
                                     ----------------------
                                                      Incr
                                      2008    2007   (Decr)
                                     ------  ------  ------
Wholesale distribution segment       $ 12.2  $ 11.3  $  0.9
Retail health food segment              3.6     3.9    (0.3)
                                     ------  ------  ------
                                     $ 15.8  $ 15.2  $  0.6
                                     ======  ======  ======



GROSS PROFIT - Q1 2009 vs. Q1 2008 (continuing operations)
----------------------------------------------------------
Overall gross profit for Q1 2009 increased $0.6 million, or 4.3%, as compared to Q1 2008.

Gross profit in our wholesale segment increased $0.9 million, or 8.0%, as compared to the same prior year period. This increase is primarily the result of higher sales volume in our Other Product categories.

Gross profit for the retail health segment decreased $0.3 million in Q1 2009 as compared to Q1 2008. Of this decrease, approximately $0.2 million related to lower sales volume, with the remaining change attributable to sales mix and higher throw-out costs.

OPERATING EXPENSE - Q1 2009 vs. Q1 2008
---------------------------------------
Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance and professional fees.

Q1 2009 operating expenses increased approximately $0.5 million as compared to Q1 2008. Significant items impacting operating expenses included a $0.3 million increase in insurance costs and a $0.2 million increase in compensation costs.

INTEREST EXPENSE - Q1 2009 vs. Q1 2008
--------------------------------------
Q1 2009 interest expense decreased approximately $0.5 million as compared to Q1 2008. The decrease in interest expense was principally related to lower prime interest rates and lower average borrowings.

The Company primarily borrows at the prime interest rate. On average, the Company's borrowing rates on its revolving credit facility were 3.47% lower and our average borrowings the revolving credit facility were $6.3 million lower in Q1 2009 as compared to Q1 2008.





DISCONTINUED OPERATIONS - Q1 2009 vs. Q1 2008
---------------------------------------------
Losses from discontinued operations are primarily the result of interest charges on debt and costs incurred to preserve assets. The Company recorded a loss from discontinued operations of $0.1 million in both Q1 2009 and Q1 2008.

                                                           Q1 2009               Q1 2008
                                                          ----------            ----------
Operating loss                                             (44,129)              (39,245)
Interest expense                                          (116,009)             (115,750)
Income tax benefit                                         (58,000)              (59,000)
Loss from discontinued operations                         (102,038)              (95,995)


LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. During Q1 2009, the Company generated cash of approximately $8.3 million from operating activities.
The cash generated primarily resulted from higher overall earnings, a decrease in accounts receivable, inventory, and prepaid assets balances, and an increase accounts payable balances. These items were partially offset by a reduction in accrued expenses.

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

Investing Activities. The Company used approximately $0.2 million of cash Q1 2009 for investing activities, primarily related to capital expenditures for property and equipment.

Financing Activities. The Company used cash of $8.2 million for financing activities during Q1 2009. Of this amount, $7.9 million related to net payments on the Company's credit facility, $0.2 million related to principal payments on long-term debt, and $0.1 million related to dividends on the Company's common and preferred stock.

Cash on Hand/Working Capital. At December 2008, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of $31.2 million. This compares to cash on hand of $0.5 million and working capital of $38.9 million at September 2008.

CREDIT AGREEMENT
----------------
The Company has a credit agreement with Bank of America (the "Facility"), which includes the following significant terms:

   - A June 30, 2011 maturity date.

   - A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.3 million at December 31, 2008.

   - The Facility bears interest at either the bank's prime rate or at a LIBOR based rate at the election of the Company.

   - The Facility provides for an additional $5.0 million of credit available for certain inventory purchases. These advances bear interest at the bank's prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

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

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended. The cumulative minimum EBITDA requirements are as follows:

(a) $1,000,000 for the three months ending December 31, 2008 and;
(b) $2,000,000 for the six months ending March 31, 2009

The Company was in compliance with the required debt service and minimum EBITDA covenants at December 2008.


The Company's maximum available credit limit for the revolving portion of the Facility was $49.5 million at December 2008, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances which are evaluated on a daily basis.

At December 2008, the outstanding balance on the revolving portion of the Facility was $27.0 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 3.25% at December 2008. Based on our collateral and loan limits as defined by the Facility agreement, the Company's excess availability under the Facility at December 2008 was approximately $22.5 million.

During Q1 2009, our peak borrowings under the Facility were $37.7 million and our average borrowings and average availability were $32.6 and $18.3 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on collateralized assets.

As part of the July 2007 Television Events & Marketing, Inc. ("TEAM") litigation settlement, the Company became obligated to pay $46,875 in quarterly installments through October 2010 and $31,250 in quarterly installments thereafter through October 2011. Mr. Wright has personally guaranteed these payment obligations, which totaled approximately $0.4 million at December 2008. AMCON pays Mr. Wright an annual fee equal to 2% of the guaranteed principal in return for his personal guarantee. This guarantee is secured by a pledge of the Company's shares of Chamberlin's, Akin's, HNWC, and TSI.

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

TSI Financing
-------------
As previously disclosed, TSI has approximately $2.8 million in related party debt obligations, which were in default at December 2008. TSI has not obtained associated debt default waivers for these related party obligations. At this time, the Company does not anticipate the defaults will materially impact its future liquidity position.

OTHER
-----
AMCON has issued a letter of credit for $0.8 million to its workers' compensation insurance carrier as part of its self-insured loss control program.


Dividend Payments
-----------------
During Q1 2009, the Company paid cash dividends of $0.10 per common share, totaling $57,039. The Company paid no dividends on its common stock during Q1 2008.

The Company has issued Series A, B and C Convertible Preferred Stock ("Convertible Preferred Stock"), which are not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on Convertible Preferred Stock totaling $105,533 in both Q1 2009 and Q1 2008. See Note 3 to the condensed consolidated unaudited financial statements included in this Quarterly Report for further information regarding these securities.

Contractual Obligations
-----------------------
There have been no significant changes to the Company's contractual obligations as set forth in the Company's Form 10-K for the fiscal period ended September 30, 2008.

Off-Balance Sheet Arrangements
------------------------------
The Company does not have any off-balance sheet arrangements.

Liquidity Risk
--------------
The Company's liquidity position is significantly influenced by its ability to obtain sufficient levels of working capital. For our Company and industry in general, customer credit risk and continuing access to bank credit (primarily for the purpose of funding inventory purchases and the lag period on accounts receivable collections) are important factors impacting our overall liquidity position.

The Company renewed its credit facility with Bank of America in July 2008 and believes it continues to have a strong working relationship with that financial institution. Additionally, the Company was in compliance with all debt covenants as of December 2008. Our customers, many of whom are thinly capitalized, do present credit risk. The Company, however, aggressively monitors its exposure in this area and believes it had adequate reserves in place at December 2008.

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



Factors That Could Affect Future Results
----------------------------------------
Wholesale Segment - The wholesale distribution industry continues to experience a decline in the demand for cigarettes, resulting in part from legislative actions such as higher excise taxes and smoking bans, as well as a general decline in the number of smokers in the United States. In January 2009, the United States House of Representatives passed legislation which would significantly increase the federal excise taxes imposed on cigarette and tobacco products to fund the State Children's Health Insurance Program ("SCHIP"). If such legislation is eventually signed into law, it will further accelerate the declining demand for cigarettes and tobacco products. In Q1 2009, sales of cigarette products accounted for approximately 70% of the Company's consolidated sales and approximately 22% of its consolidated gross profit.

Slumping economic conditions, disruptions in the credit markets, and increasing credit card fees have negatively impacted profit margins for many of our customers. Collectively, these items have created a challenging business environment for convenience stores, our largest customer segment.

In the short term, we believe the aforementioned items will pressure future wholesale profits. We do not, however, believe such items will materially impact our liquidity position. While these market conditions present risks, we believe that on a long-term basis, they provide opportunities to enhance shareholder value as smaller distributors are forced from the market creating opportunities for us to win market share and complete strategic acquisitions at more attractive prices.

Retail Health Food Segment - While we enjoy a loyal customer following in this business segment, weak economic conditions combined with higher natural food costs and increased competition may decrease both future sales and gross profit margins.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.


As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Limitations on Effectiveness of Controls
----------------------------------------
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to this item may be found in Note 11 to the condensed consolidated unaudited financial statements in Item 1, which is incorporated herein by reference and supplements the information provided or referred to in Item 3 of the Company's Form 10-K for the fiscal year ended September 30, 2008.


Item 1A.  Risk Factors

There have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" on Form 10-K for the fiscal year ended September 30, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

(a) Exhibits

10.1  Eleventh Amendment to the Amended and Restated Loan and
      Security Agreement, dated January 15, 2009

31.1 Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2 Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1 Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2 Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     January 16, 2009         /s/ Christopher H. Atayan
          ----------------         -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer and Chairman



Date:     January 16, 2009         /s/ Andrew C. Plummer
          ----------------         -----------------------------
                                   Andrew C. Plummer, Vice President,
                                   Chief Financial Officer, and
                                    Principal Financial Officer





