Form 10-Q
period 2009-03-31
AMCON DISTRIBUTING CO
filed 2009-04-17
CIK 928465

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2009

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

Large accelerated filer                      Accelerated filer
                                     ----                               ----

Non-accelerated filer (Do not check          Smaller reporting company
(if a smaller reporting company)                                         X
                                     ----                               ----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                        Yes              No    X
                             ----             ----
The Registrant had 570,397 shares of its $.01 par value common stock outstanding as of April 13, 2009.


                                                                Form 10-Q
                                                                2nd Quarter


                                INDEX
                               -------

                                                                        PAGE
                                                                        ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements:
          --------------------------------------------
          Condensed consolidated balance sheets at
          March 31, 2009 (unaudited) and September 30, 2008               3

          Condensed consolidated unaudited statements of operations
          for the three and six months ended March 31, 2009
          and 2008                                                        4

          Condensed consolidated unaudited statements of cash flows
          for the six months ended March 31, 2009 and 2008                5

          Notes to condensed consolidated unaudited
          financial statements                                            7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     36

Item 4T.  Controls and Procedures                                        36

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              37

Item 1A.  Risk Factors                                                   37

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    38

Item 3.   Defaults Upon Senior Securities                                38

Item 4.   Submission of Matters to a Vote of Security Holders            38

Item 5.   Other Information                                              39

Item 6.   Exhibits                                                       40





PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                               AMCON Distributing Company and Subsidiaries
                                  Condensed Consolidated Balance Sheets
                                  March 31, 2009 and September 30, 2008
----------------------------------------------------------------------------------------------------
                                                                       March 2009         September
                                                                      (Unaudited)           2008
                                                                     ------------       ------------
ASSETS
Current assets:
  Cash                                                               $    411,760       $    457,681
  Accounts receivable, less allowance for doubtful accounts
   of $1.1 million and $0.8 million, respectively                      20,993,044         27,198,414
  Inventories, net                                                     30,523,160         37,330,969
  Deferred income taxes                                                 1,582,880          1,260,609
  Current assets of discontinued operations                                 8,589             18,947
  Prepaid and other current assets                                      4,255,140          3,519,650
                                                                     ------------       ------------
     Total current assets                                              57,774,573         69,786,270

Property and equipment, net                                            10,764,915         10,907,541
Goodwill                                                                5,848,808          5,848,808
Other intangible assets, net                                            3,373,269          3,373,269
Deferred income taxes                                                     134,312            234,171
Non-current assets of discontinued operations                           2,032,047          2,032,047
Other assets                                                            1,015,606          1,123,252
                                                                     ------------       ------------
                                                                     $ 80,943,530       $ 93,305,358
                                                                     ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 11,886,193       $ 14,738,214
  Accrued expenses                                                      8,181,597          5,275,697
  Accrued wages, salaries and bonuses                                   2,372,790          2,636,699
  Income taxes payable                                                  2,374,671            313,021
  Current liabilities of discontinued operations                        4,253,096          4,041,837
  Current maturities of credit facility                                 3,046,000          3,046,000
  Current maturities of long-term debt                                  1,509,263            787,128
                                                                     ------------       ------------
     Total current liabilities                                         33,623,610         30,838,596

Credit facility, less current maturities                               16,774,215         32,155,005
Long-term debt, less current maturities                                 5,406,336          6,525,881
Noncurrent liabilities of discontinued operations                       6,562,860          6,542,310

Series A cumulative, convertible preferred stock, $.01 par value
   100,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,500,000          2,438,355
Series B cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued, liquidation preference
   $25.00 per share                                                     2,000,000          1,857,645
Series C cumulative, convertible preferred stock, $.01 par value
   80,000 shares authorized and issued at September 30, 2008,
   liquidation preference $25.00 per share                                      -          1,982,372

Commitments and contingencies (Note 11)

Shareholders' equity:
  Preferred stock, $0.01 par, 1,000,000 shares authorized,
    180,000 shares outstanding and issued in Series A and B
    at March 31, 2009 and 260,000 shares outstanding and issued
    in Series A, B and C at September 30, 2008 referred to above                -                  -
  Common stock, $0.01 par value, 3,000,000 shares authorized,
    570,397 shares outstanding at March 2009 and September 2008             5,704              5,704
  Additional paid-in capital                                            7,245,156          6,995,948
  Retained earnings                                                     6,825,649          3,963,542
                                                                     ------------       ------------
     Total shareholders' equity                                        14,076,509         10,965,194
                                                                     ------------       ------------
                                                                     $ 80,943,530       $ 93,305,358
                                                                     ============       ============

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

                                      AMCON Distributing Company and Subsidiaries
                              Condensed Consolidated Unaudited Statements of Operations
                             for the three and six months ended March 31, 2009 and 2008
---------------------------------------------------------------------------------------------------------
                                                   For the three months           For the six months
                                                       ended March                   ended March
                                            -----------------------------   -----------------------------
                                                 2009            2008            2009            2008
                                            -------------   -------------   -------------   -------------
Sales (including excise taxes of $43.3
 million and $46.3 million, and $93.6
 million and $97.9 million, respectively)   $ 195,442,246   $ 190,411,670   $ 412,819,608   $ 401,074,907

Cost of sales                                 178,195,212     174,669,957     379,727,926     370,137,346
                                            -------------   -------------   -------------   -------------
Gross profit                                   17,247,034      15,741,713      33,091,682      30,937,561
                                            -------------   -------------   -------------   -------------
Selling, general and administrative expenses   13,027,140      12,696,507      25,824,722      24,907,082
Depreciation and amortization                     300,988         339,809         611,322         702,283
                                            -------------   -------------   -------------   -------------
                                               13,328,128      13,036,316      26,436,044      25,609,365
                                            -------------   -------------   -------------   -------------
Operating income                                3,918,906       2,705,397       6,655,638       5,328,196
                                            -------------   -------------   -------------   -------------
Other expense (income):
 Interest expense                                 408,587         749,558         897,786       1,719,360
 Other (income), net                              (26,476)        (39,265)        (40,543)        (72,476)
                                            -------------   -------------   -------------   -------------
                                                  382,111         710,293         857,243       1,646,884
                                            -------------   -------------   -------------   -------------
Income from continuing operations
 before income tax expense                      3,536,795       1,995,104       5,798,395       3,681,312
Income tax expense                              1,343,000         728,000       2,203,000       1,369,000
                                            -------------   -------------   -------------   -------------
Income from continuing operations               2,193,795       1,267,104       3,595,395       2,312,312

Discontinued operations (Note 2)
 Loss from discontinued operations,
  net of income tax benefit of $0.1
  million in each fiscal period                   (97,437)        (97,445)       (199,475)       (193,440)
                                            -------------   -------------   -------------   -------------
Net income                                      2,096,358       1,169,659       3,395,920       2,118,872

Dividends on convertible preferred stock         (314,201)       (104,386)       (419,734)       (209,919)
                                            -------------   -------------   -------------   -------------

Net income available to common shareholders $   1,782,157   $   1,065,273   $   2,976,186   $   1,908,953
                                            =============   =============   =============   =============
  Basic earnings (loss) per share
   available to common shareholders:
    Continuing operations                   $        3.43   $        2.16   $        5.80   $        3.92
    Discontinued operations                         (0.18)          (0.18)          (0.36)          (0.36)
                                            -------------   -------------   -------------   -------------
  Net basic earnings per share
   available to common shareholders         $        3.25   $        1.98   $        5.44   $        3.56
                                            =============   =============   =============   =============
  Diluted earnings (loss) per share
   available to common shareholders:
    Continuing operations                   $        2.72   $        1.48   $        4.33   $        2.72
    Discontinued operations                         (0.12)          (0.11)          (0.24)          (0.23)
                                            -------------   -------------   -------------   -------------
  Net diluted earnings per share
   available to common shareholders         $        2.60   $        1.37   $        4.09   $        2.49
                                            =============   =============   =============   =============
Weighted average shares outstanding:
  Basic                                           548,619         537,064         547,089         535,473
  Diluted                                         805,236         851,370         830,923         850,314

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements


                                 AMCON Distributing Company and Subsidiaries
                           Condensed Consolidated Unaudited Statements of Cash Flows
                               for the six months ended March 31, 2009 and 2008
---------------------------------------------------------------------------------------------------
                                                                           2009            2008
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  3,395,920    $  2,118,872
  Deduct: Loss from discontinued operations, net of tax                    (199,475)       (193,440)
                                                                       ------------    ------------
  Income from continuing operations                                       3,595,395       2,312,312

  Adjustments to reconcile net income from
   continuing operations to net cash flows
    from operating activities:
     Depreciation                                                           611,322         682,417
     Amortization                                                                 -          19,866
     Gain on sale of property and equipment                                 (47,700)        (17,635)
     Stock based compensation                                               265,800         169,449
     Excess tax deficiency on equity-based awards                            16,592               -
     Deferred income taxes                                                 (222,412)      1,246,631
     Provision for losses on doubtful accounts                              346,000         182,909
     Provision for losses on inventory obsolescence                         327,673          13,993

  Changes in assets and liabilities:
     Accounts receivable                                                  5,859,370       5,924,315
     Inventories                                                          6,480,136      (3,394,581)
     Prepaid and other current assets                                      (735,490)      1,665,605
     Other assets                                                           107,646        (367,540)
     Accounts payable                                                    (2,852,021)     (1,571,109)
     Accrued expenses and accrued wages, salaries and bonuses             2,641,991        (631,969)
     Income tax payable                                                   2,045,058        (132,090)
                                                                       ------------    ------------
Net cash flows from operating activities - continuing operations         18,439,360       6,102,573
Net cash flows from operating activities - discontinued operations           42,692        (128,421)
                                                                       ------------    ------------
Net cash flows from operating activities                                 18,482,052       5,974,152

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (497,401)       (543,156)
     Proceeds from sales of property and equipment                           76,405          43,821
                                                                       ------------    ------------
Net cash flows from investing activities                                   (420,996)       (499,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on bank credit agreements                             (15,380,790)     (5,324,674)
     Principal payments on long-term debt                                  (397,410)       (274,409)
     Proceeds from exercise of stock options                                      -         119,637
     Excess tax deficiency on vesting equity-based awards                   (16,592)              -
     Redemption of Series C convertible preferred stock                  (2,000,000)              -
     Dividends paid on convertible preferred stock                         (198,106)       (209,919)
     Dividends on common stock                                             (114,079)              -
                                                                       ------------    ------------
Net cash flows from financing activities                                (18,106,977)     (5,689,365)
                                                                       ------------    ------------
Net change in cash                                                          (45,921)       (214,548)

Cash, beginning of period                                                   457,681         717,554
                                                                       ------------    ------------
Cash, end of period                                                    $    411,760    $    503,006
                                                                       ============    ============




Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                              $   968,296    $  1,832,447
  Cash paid during the period for income taxes                              264,355         136,458

Supplemental disclosure of non-cash information:
  Constructive dividends on Series A, B, and C
    Convertible Preferred Stock                                             221,628               -
  Acquisition of equipment through capital leases                                 -         277,624

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

For purposes of this report, unless the context indicates otherwise, all references to "we", "us", "our", "Company", and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The wholesale distribution segment of our Company will be separately referred to as "ADC". Additionally, the three month fiscal periods ended March 31, 2009 and March 31, 2008 have been referred to throughout this quarterly report as Q2 2009 and Q2 2008, respectively. The fiscal balance sheet dates of March 31, 2009, March 31, 2008, and September 30, 2008 have been referred to as March 2009, March 2008, and September 2008, respectively.


Accounting Changes
------------------
The Company adopted the following accounting standards effective
October 1, 2008 (beginning of fiscal 2009):

Financial Accounting Standards Board ("FASB") FASB No. 157, "Fair Value Measurements" ("SFAS 157"): SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to all financial instruments which are measured and reported at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. As the Company does not have any financial assets or liabilities measured at fair value on a recurring basis, nor does it have any nonfinancial assets and liabilities not subject to the FSP 157-2 delay, the adoption of SFAS 157 did not have any impact on our consolidated financial position or results of operations.

FASB No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"): This standard provides an option for companies to report selected financial assets and liabilities at fair value. Although the Company adopted the provisions of SFAS 159, it did not elect the fair value option for any financial instruments or other items held by the Company. Therefore, the adoption of SFAS 159 did not have any impact on the Company's consolidated financial position or results of operations.

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



In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. FAS 142-3"). FSP No. FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142's, Goodwill and Other Intangible Assets, entity-specific factors. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company).

2.  DISPOSITIONS

Discontinued operations include the residual assets, liabilities, and results of operations of Trinity Springs, Inc. ("TSI") for the three and six month fiscal periods ended March 2009 and March 2008. TSI operated a water bottling facility in Idaho prior to its closure.

In September 2007, the Company signed a Mutual Release and Settlement Agreement (the "Settlement Agreement") to resolve litigation among and between AMCON, TSI, and Crystal Paradise Holdings, Inc. ("CPH") related to a 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), under which TSI acquired certain assets from CPH. In conjunction with the Settlement Agreement, AMCON entered into a $5.0 million note payable to CPH. The note is due in September 2012 and accrues interest at 5.0%. The Settlement Agreement also provided CPH with an option to purchase TSI's remaining assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. In conjunction with the Settlement Agreement, the Company recorded a $1.5 million pre-tax deferred gain.
This deferred gain has been classified as a component of noncurrent liabilities of discontinued operations in the Company's Consolidated Balance Sheets.

In March 2009, CPH notified the Company that it was exercising its option under the Settlement Agreement to acquire the assets of TSI in exchange for the $5.0 million note payable, plus accrued interest. Upon completion of the transaction, the Company will recognize the aforementioned $1.5 million deferred gain, in addition to any other settlement gains and losses. The transaction is scheduled to close in April 2009 and is subject to the satisfaction of various closing conditions.



A summary of discontinued operations is as follows:

                                                Three months ended               Six months ended
                                                      March                            March
                                            -------------------------      ---------------------------
                                                2009          2008              2009          2008
                                            -----------   -----------      ------------   ------------

Operating loss                                  (41,434)      (42,695)          (85,562)       (81,940)
Interest expense                               (114,003)     (113,750)         (230,012)      (229,500)
Income tax benefit                              (58,000)      (59,000)         (116,000)      (118,000)
Loss from discontinued operations               (97,437)      (97,445)         (199,475)      (193,440)


The carrying amounts of the major classes of assets and liabilities included in discontinued operations are as follows (in millions):


                                                             March               September
                                                             2009                   2008
                                                          ----------            ----------
Fixed assets - total noncurrent assets of
 discontinued operations                                  $      2.0            $      2.0
                                                          ==========            ==========

Accounts payable                                          $      0.6            $      0.5
Accrued expenses                                                 0.9                   0.7
Current portion of long-term debt due related party /1/          2.8                   2.8
                                                          ----------            ----------
Total current liabilities of discontinued operations      $      4.3            $      4.0
                                                          ==========            ==========

Deferred gain on CPH settlement                           $      1.5            $      1.5
Long-term debt, less current portion                             5.1                   5.0
                                                          ----------            ----------
Noncurrent liabilities of discontinued operations         $      6.6            $      6.5
                                                          ==========            ==========

/1/ TSI's related party debt obligations were in default at both March 2009 and September
    2008. TSI has not obtained associated debt default waivers for the related party obligations and accordingly has classified these obligations as current liabilities of discontinued operations.





3.  CONVERTIBLE PREFERRED STOCK

The Company had two convertible preferred stock series outstanding at March 2009 as identified in the following table:

                                      Series A                  Series B
                                    -------------            ---------------
Date of issuance:                   June 17, 2004            October 8, 2004
Optionally redeemable beginning     June 18, 2006            October 9, 2006
Par value (gross proceeds):            $2,500,000                 $2,000,000
Number of shares:                         100,000                     80,000
Liquidation preference per share:          $25.00                     $25.00
Conversion price per share:                $30.31                     $24.65
Number of common shares in
 which to be converted:                    82,481                     81,136
Dividend rate:                             6.785%                      6.37%


The Series A Convertible Preferred Stock ("Series A") and Series B Convertible Preferred Stock ("Series B"), collectively (the Preferred Stock), are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of preferred shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion prices for the Preferred Stock are subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends for the Preferred Stock are payable in arrears, when, as and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year.

In the event of a liquidation of the Company, the holders of the Preferred Stock, are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The Preferred Stock also contain redemption features which trigger based on certain circumstances such as a change of control, bankruptcy, or minimum ownership thresholds in AMCON by Mr. William Wright ("Mr. Wright") and his family. Mr. Wright is AMCON's founder, largest common shareholder, and a Company director. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Company's credit facility prohibits the redemption of the Series A and Series B.
The Series A is owned by Mr. Wright and a private equity firm (Draupnir, LLC) of which Mr. Jeremy Hobbs, a Company director, is a member. The Series B Preferred Stock is owned by an institutional investor which has elected
Mr. Chris Atayan to serve on the Company's board of directors. Mr. Atayan is AMCON's Chief Executive Officer and Chairman of the Company's Board of Directors.



In February 2009, the holder of the Company's Series C Convertible Preferred Stock ("Series C") redeemed all 80,000 shares of the issuance. The Series C issuance had been outstanding since 2006, paid a dividend of 6.00% percent per annum, and was convertible into 146,842 shares of common stock. The Company paid the liquidation value, or $2.0 million, plus accumulated and unpaid dividends to fully redeem all of the outstanding shares. The redemption was funded by our credit facility and satisfied all of the Company's obligations under the Series C Convertible Preferred Stock Agreement. In conjunction with the Series C redemption, the Company also adjusted the carrying value of the Series A and Series B issuances to their respective redemption values, as they are currently redeemable by the holders. The adjustment to redemption value had no impact on our Income from Continuing Operations or Net Income.

4.  INVENTORIES

Inventories consisted of the following at March 2009 and September 2008:

                                                March         September
                                                 2009            2008
                                             ------------    ------------
Finished Goods                               $ 30,523,160    $ 37,330,969
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

Inventory also included total reserves of approximately $0.8 million and $0.6 million at March 2009 and September 2008, respectively. These reserves include the Company's obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

                                                March         September
                                                 2009            2008
                                             ------------    ------------
Wholesale                                    $  3,935,931    $  3,935,931
Retail                                          1,912,877       1,912,877
                                             ------------    ------------
                                             $  5,848,808    $  5,848,808
                                             ============    ============


Other intangible assets of the Company consisted of the following:

                                                March         September
                                                 2009            2008
                                             ------------    ------------
Trademarks and tradenames                    $  3,373,269    $  3,373,269
                                             ============    ============


Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company tests goodwill and other intangibles for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that may reduce their respective fair values below carrying value.

6.  DIVIDENDS:

In January 2009, the Company declared cash dividends of $0.10 per common share to shareholders of record as of February 9, 2009. Cash dividends paid to common shareholders for the three and six months ended March 2009 totaled $57,040 and $114,079, respectively.

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

Stock options and potential common stock outstanding at March 2009 and March 2008 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 15,286 for both the three and six months ended March 2009 and 12,279 for the three and six month periods ended March 2008, respectively. The average exercise price of anti-dilutive options and potential common stock was $39.94 for both the three and six months ended March 2009 and $44.09 for the three and six month periods ended March 2008, respectively.



                                                 For the three months ended March
                                      ------------------------------------------------------
                                                2009                           2008
                                      -------------------------     ------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------  -----------
Weighted average common
 shares outstanding                       548,619       548,619         537,064      537,064

Weighted average of net
 additional shares outstanding
 assuming dilutive options
 exercised and proceeds
 used to purchase treasury
 stock and conversion of
 preferred stock /1/                            -       256,617               -      314,306
                                      -----------   -----------     -----------  -----------
Weighted average number of
 shares outstanding                       548,619       805,236         537,064      851,370
                                      ===========   ===========     ===========  ===========

Income from continuing operations     $ 2,193,795   $ 2,193,795     $ 1,267,104  $ 1,267,104
 Deduct: convertible preferred
 stock dividends /2/                     (314,201)            -        (104,386)           -
                                      -----------   -----------     -----------  -----------
                                        1,879,594     2,193,795       1,162,718    1,267,104
                                      ===========   ===========     ===========  ===========

Loss from discontinued operations     $   (97,437)  $   (97,437)    $   (97,445) $   (97,445)
                                      ===========   ===========     ===========  ===========
Net income available
 to common shareholders               $ 1,782,157   $ 2,096,358     $ 1,065,273  $ 1,169,659
                                      ===========   ===========     ===========  ===========
Income per share from
 continuing operations                $      3.43   $      2.72     $      2.16  $      1.48
                                      ===========   ===========     ===========  ===========
Loss per share from
 discontinued operations              $     (0.18)  $     (0.12)    $     (0.18) $     (0.11)
                                      ===========   ===========     ===========  ===========
Net earnings per share
 available to common shareholders     $      3.25   $      2.60     $      1.98  $      1.37
                                      ===========   ===========     ===========  ===========


/1/ Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

/2/ Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.




                                                 For the six months ended March
                                      ------------------------------------------------------
                                                2009                           2008
                                      -------------------------     ------------------------
                                         Basic        Diluted          Basic        Diluted
                                      -----------   -----------     -----------  -----------
Weighted average common
 shares outstanding                       547,089       547,089         535,473      535,473

Weighted average of net
 additional shares outstanding
 assuming dilutive options
 exercised and proceeds
 used to purchase treasury
 stock and conversion of
 preferred stock /1/                            -       283,834               -      314,841
                                      -----------   -----------     -----------  -----------
Weighted average number of
 shares outstanding                       547,089       830,923         535,473      850,314
                                      ===========   ===========     ===========  ===========

Income from continuing operations     $ 3,595,395   $ 3,595,395     $ 2,312,312  $ 2,312,312
 Deduct: convertible preferred
 stock dividends /2/                     (419,734)            -        (209,919)           -
                                      -----------   -----------     -----------  -----------
                                        3,175,661     3,595,395       2,102,393    2,312,312
                                      ===========   ===========     ===========  ===========

Loss from discontinued operations     $  (199,475)  $  (199,475)    $  (193,440) $  (193,440)
                                      ===========   ===========     ===========  ===========
Net income available
 to common shareholders               $ 2,976,186   $ 3,395,920     $ 1,908,953  $ 2,118,872
                                      ===========   ===========     ===========  ===========
Income per share from
 continuing operations                $      5.80   $      4.33     $      3.92  $      2.72
                                      ===========   ===========     ===========  ===========
Loss per share from
 discontinued operations              $     (0.36)  $     (0.24)    $     (0.36) $     (0.23)
                                      ===========   ===========     ===========  ===========
Net earnings per share
 available to common shareholders     $      5.44   $      4.09     $      3.56  $      2.49
                                      ===========   ===========     ===========  ===========


/1/ Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

/2/ Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.




8.  DEBT

The Company has a credit agreement with Bank of America (the "Facility"), which includes the following significant terms:

   - A June 2011 maturity date.

   - A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.3 million at March 2009.

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

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended and the cumulative minimum EBITDA requirement is $2,000,000 for the six months ending March 31, 2009.

The Company was in compliance with the required debt service and minimum EBITDA covenants at March 2009.

The Company's maximum available credit limit for the revolving portion of the Facility was $41.2 million at March 2009, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances.


At March 2009, the outstanding balance on the revolving portion of the Facility was $19.5 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 3.25% at March 2009. Based on our collateral and loan limits as defined by the Facility agreement, the Company's availability under the Facility at March 2009 was approximately $21.7 million.

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

9.  EQUITY-BASED INCENTIVE AWARDS

Stock Options
-------------
At March 2009, the Company had two groups of stock option awards issued and outstanding. The first award group includes incentive and non-qualified stock options issued to management employees and outside directors pursuant to the Company's stock-based compensation plan ("the Stock Option Plan"). The Stock Option Plan expired in fiscal 2004 and all compensation expense related to the plan was amortized in prior fiscal periods.

The second award group includes 25,000 non-qualified stock options issued to the Company's Chief Executive Officer in fiscal 2007. These stock options vest in equal installments over a three year period and have an exercise price of $18.00 per share. At March 2009, 16,666 of these stock options had vested.


Stock options issued and outstanding to management employees at March 2009 are summarized as follows:

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
                                           ======        ======

Stock options issued and outstanding to the Company's outside directors at March 2009 are summarized as follows:

                                          Number of      Number
         Date         Exercise Price       Options     Exercisable
                                         Outstanding
     -------------------------------------------------------------
     Fiscal  1999       $ 49.09               734           734
     Fiscal  2002       $ 26.94               834           834
     Fiscal  2003       $ 28.26               834           834
                                           ------        ------
                                            2,402         2,402
                                           ======        ======

The following summarizes all stock options outstanding at March 2009:

                                                                                      Exercisable
                                             Remaining                        ----------------------------
                Exercise       Number     Weighted-Average  Weighted-Average    Number    Weighted-Average
                  Price      Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
              -------------  -----------  ----------------  ----------------  ----------- ----------------
1999 Options  $45.68-$51.14     7,325        0.13 years          $49.99           7,325         $49.99
2000 Options     $34.50         3,123        1.20 years          $34.50           3,123         $34.50
2002 Options     $26.94           834        3.37 years          $26.94             834         $26.94
2003 Options  $28.26-$28.80     4,004        3.74 years          $28.69           4,004         $28.69
2007 Options     $18.00        25,000        7.75 years          $18.00          16,666         $18.00
                               ------                            ------          ------         ------
                               40,286                            $26.34          31,952         $32.56
                               ======                            ======          ======         ======



The following is a summary of the activity of the stock plans for the six months ended March 2009:

                                               Weighted
                                       Number  Average
                                         of    Exercise
                                       Shares   Price
                                      -----------------
Outstanding at September 2008           42,120   $26.80
  Granted                                    -        -
  Exercised                                  -        -
  Expired                               (1,834)  $36.82
                                      -----------------
Outstanding at March 2009               40,286   $26.34
                                      =================

Options exercisable at end of period    31,952
                                      ========

The Company's stock options have varying vesting schedules, ranging up to five years and expiring ten years subsequent to the grant date.
Net income before income taxes included compensation expense related to stock options of approximately $0.03 million and $0.1 million for both the three and six month fiscal periods ended March 2009 and March 2008. Total unamortized compensation expense related to stock options at March 2009 totaled approximately $0.1 million. This unamortized stock expense is expected to be amortized over approximately the next twelve months (the expected weighted-average period).

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




Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards as summarized below:

                                           Restricted Stock /1/     Restricted Stock /2/
                                           --------------------     --------------------
Date of award:                               December 6, 2007         January 29, 2008
Number of shares:                                      24,000                    7,500
Service period:                                     34 months                36 months
Estimated fair value of
 award at grant date/3/:                             $963,000                 $229,000
Intrinsic value of awards
 outstanding at March 2009:                          $400,000                 $125,000


/1/ 8,000 shares were vested at March 2009. The remaining 16,000 shares will vest in equal amounts (8,000 per year) on October 16, 2009 and October 16, 2010.

/2/ 2,500 shares were vested at March 2009.  The remaining 5,000 shares will vest in equal amounts (2,500 per year) on January 29, 2010 and January 29, 2011.

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

The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before income taxes included compensation expense of $0.1 million and $0.2 million for the three and six months ended March 2009, and approximately $0.1 million for both the three and six months ended March 2008. Total unamortized compensation expense related to restricted stock awards at March 2009 was approximately $0.7 million. This unamortized compensation expense is expected to be amortized over approximately the next two fiscal years (the expected weighted-average period).

The following summarizes restricted stock activity under the Omnibus Plan for the six months ended March 2009:

                                 Number    Weighted Average
                                   of         Grant Date
                                 Shares       Fair Value
                                ---------------------------
Nonvested restricted stock
 at September 2008               31,500          $40.16
Granted                               -               -
Vested/Issued                   (10,500)         $40.16
Expired                               -               -
                                ---------------------------
Nonvested restricted stock
 at March 2009                   21,000          $40.16
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

                                   Wholesale
                                  Distribution       Retail        Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
THREE MONTHS ENDED MARCH 2009:
External revenue:
 Cigarettes                       $ 136,018,967    $         -    $        -    $ 136,018,967
 Confectionery                       14,667,301              -             -       14,667,301
 Health food                                  -      9,564,810             -        9,564,810
 Tobacco, food service & other       35,191,168              -             -       35,191,168
                                  -------------    -----------    ----------    -------------
Total external revenue              185,877,436      9,564,810             -      195,442,246
Depreciation                            244,988         54,854         1,146          300,988
Amortization                                  -              -             -                -
Operating income (loss)               4,180,906      1,076,330    (1,338,330)       3,918,906
Interest expense                        126,365        140,313       141,909          408,587
Income (loss) from continuing
 operations before taxes              4,070,742        946,290    (1,480,237)       3,536,795
Total assets                         65,160,730     11,416,692     4,366,108       80,943,530
Capital expenditures                    174,540         56,890             -          231,430


THREE MONTHS ENDED MARCH 2008:
External revenue:
 Cigarettes                       $ 132,066,675    $         -    $        -    $ 132,066,675
 Confectionery                       13,513,561              -             -       13,513,561
 Health food                                  -     10,529,463             -       10,529,463
 Tobacco, food service & other       34,301,971              -             -       34,301,971
                                  -------------    -----------    ----------    -------------
Total external revenue              179,882,207     10,529,463             -      190,411,670
Depreciation                            242,555         86,824           497          329,876
Amortization                                  -          9,933             -            9,933
Operating income (loss)               2,321,460      1,377,648      (993,711)       2,705,397
Interest expense                        181,730        258,320       309,508          749,558
Income (loss) from continuing
 operations before taxes              2,152,385      1,131,587    (1,288,868)       1,995,104
Total assets                         68,732,684     11,680,923     6,246,151       86,659,758
Capital expenditures                    138,238        124,299             -          262,537



/1/ Includes intercompany eliminations, charges incurred by the holding company, and the assets of discontinued operations.




                                   Wholesale
                                  Distribution       Retail        Other /1/    Consolidated
                                  -------------    -----------    ----------    -------------
SIX MONTHS ENDED MARCH 2009:
External revenue:
 Cigarettes                       $ 288,281,912    $         -    $        -    $ 288,281,912
 Confectionery                       30,128,997              -             -       30,128,997
 Health food                                  -     18,545,603             -       18,545,603
 Tobacco, food service & other       75,863,096              -             -       75,863,096
                                  -------------    -----------    ----------    -------------
Total external revenue              394,274,005     18,545,603             -      412,819,608
Depreciation                            493,152        115,877         2,293          611,322
Amortization                                  -              -             -                -
Operating income (loss)               7,468,983      1,664,169    (2,477,514)       6,655,638
Interest expense                        259,044        309,858       328,884          897,786
Income (loss) from continuing
 operations before taxes              7,229,893      1,374,899    (2,806,397)       5,798,395
Total assets                         65,160,730     11,416,692     4,366,108       80,943,530
Capital expenditures                    303,030        194,371             -          497,401

SIX MONTHS ENDED MARCH 2008:
External revenue:
 Cigarettes                       $ 281,678,206    $         -    $        -    $ 281,678,206
 Confectionery                       27,621,518              -             -       27,621,518
 Health food                                  -     20,051,018             -       20,051,018
 Tobacco, food service & other       71,724,165              -             -       71,724,165
                                  -------------    -----------    ----------    -------------
Total external revenue              381,023,889     20,051,018             -      401,074,907
Depreciation                            474,320        207,143           954          682,417
Amortization                                  -         19,866             -           19,866
Operating income (loss)               5,134,092      2,189,022    (1,994,918)       5,328,196
Interest expense                        411,965        582,526       724,869        1,719,360
Income (loss) from continuing
 operations before taxes              4,742,370      1,630,057    (2,691,115)       3,681,312
Total assets                         68,732,684     11,680,923     6,246,151       86,659,758
Capital expenditures                    407,470        135,686             -          543,156

/1/ Includes intercompany eliminations, charges incurred by the holding company, and the assets of discontinued operations.


11. CONTINGENCIES

In September 2007, the Company signed a Mutual Release and Settlement Agreement (the "Settlement Agreement") to resolve litigation among and between AMCON, TSI, and Crystal Paradise Holdings, Inc. ("CPH") related to a 2004 Asset Purchase Agreement ("Asset Purchase Agreement"), under which TSI acquired certain assets from CPH. In conjunction with the Settlement Agreement, AMCON entered into a $5.0 million note payable to CPH. The note is due in September 2012 and accrues interest at 5.0%. The Settlement Agreement also provided CPH with an option to purchase TSI's remaining assets for a price equivalent to the amount due CPH under the $5.0 million note payable, plus accrued interest. In conjunction with the Settlement Agreement, the Company recorded a $1.5 million pre-tax deferred gain.
This deferred gain has been classified as a component of noncurrent liabilities of discontinued operations in the Company's Consolidated Balance Sheets.

In March 2009, CPH notified the Company that it was exercising its option under the Settlement Agreement to acquire the assets of TSI in exchange for the $5.0 million note payable, plus accrued interest. Upon completion of the transaction, the Company will recognize the aforementioned $1.5 million deferred gain, in addition to any other settlement gains and losses. The transaction is scheduled to close in April 2009 and is subject to the satisfaction of various closing conditions.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

   - increases in state and federal excise taxes on cigarette and tobacco products, including recent increases in federal excise taxes imposed as part of the State Children's Health Insurance Program ("SCHIP") legislation,
   - possible regulation of cigarette and tobacco products by the U.S. Food and Drug Administration ("FDA"), in addition to existing state and federal regulations by other agencies,
   - increases in manufacturer prices,
   - increases in inventory carrying costs and customer credit risk,
   - changes in promotional and incentive programs offered by manufacturers,
   - decreased availability of capital resources due to recent events in the credit markets,
   - demand for the Company's products, particularly cigarette and tobacco products,
   - new business ventures,
   - domestic regulatory and legislative risks,
   - competition,
   - poor weather conditions,
   - increases in fuel prices,
   - consolidation within the convenience store industry,
   - other risks over which the Company has little or no control, and
   - any other factors not identified herein.

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


CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company's financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the six months ended March 2009.

COMPANY OVERVIEW - SECOND FISCAL QUARTER 2009 (Q2 2009)

The following discussion and analysis includes the Company's results of operations from continuing operations for the three and six months ended March 2009 and March 2008. Continuing operations are comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit
(loss), selling, general and administrative, depreciation and amortization, direct interest, other expenses and income tax benefit from our discontinued operations have been aggregated and reported as loss from discontinued operations and are not a component of the aforementioned continuing operations discussion.

During Q2 2009, the Company:

-  increased operating income by $1.2 million as compared to Q2 2008.

- benefited approximately $2.6 million as a result of price increases implemented by cigarette and tobacco manufacturers.

- incurred approximately a $1.7 million liability related to a floor stocks tax imposed in conjunction with the SCHIP legislation.

- was notified by CPH that it was exercising its option under the Settlement Agreement to acquire the assets of TSI in exchange for a $5.0 million note payable and accrued interest due from the Company.

-  fully redeemed its Series C Convertible Preferred Stock for
   $2.0 million plus accrued but unpaid dividends.

- recognized income from continuing operations per basic share of $3.43 and $2.16 for the three months ended March 2009 and March 2008, respectively, and $5.80 and $3.92 for the six months ended March 2009 and March 2008, respectively.

- recognized a loss from discontinued operations per basic share of ($0.18) for the three months ended March 2009 and March 2008, and ($0.36) for the six months ended March 2009 and March 2008.

-  paid dividends on common shares totaling $57,040 or $0.10 per share.


Wholesale Distribution Segment (ADC)
------------------------------------
Our wholesale distribution segment represents approximately 96% of the Company's consolidated sales. ADC serves approximately 4,000 retail outlets in the Great Plains and Rocky Mountain regions and is ranked as a top ten convenience store supplier according to Convenience Store News. While we provide our retailers with a broad selection of merchandise in all product categories, we remain largely dependent on cigarette sales, which account for approximately 73% of ADC total sales. ADC is focused on growing its sales of non-tobacco products, which offer higher profit margins and greater revenue stream diversity.

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

State Children's Health Insurance Program ("SCHIP")
--------------------------------------------------
In February 2009, the President signed a bill reauthorizing the State Children's Health Insurance Program. The program will be largely funded through significant increases in the federal excise taxes imposed on cigarette and tobacco products. For cigarettes, which account for approximately 73% of ADC's revenues, the new law increases the federal excise taxes from $0.39 per pack to $1.01 per pack, or approximately $6.17 per carton. The new law also includes a floor stocks tax payable to the United States Alcohol and Tobacco Tax and Trade Bureau ("TTB"). The total floor stocks tax payable by the Company is approximately $1.7 million and is due by July 31, 2009.

For our wholesale segment, the increased excise taxes create long-term strategic challenges. According to a study by the American Wholesale Marketers Association, aggregate demand for cigarettes in the United States has been declining since 1980, decreasing up to two-percent (2%) annually. We believe the increased excises taxes will accelerate the historical trend of decreasing consumer demand, while at the same time increasing the Company's inventory carrying costs and accounts receivable credit risk, with limited benefits to our gross margins.

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

ECONOMIC CONDITIONS
-------------------
The worldwide economic crisis has impacted consumer confidence and discretionary spending patterns across the states in which we operate.
In our wholesale segment, demand at the retail level (convenience stores) continues to reflect weakness in our cigarette and tobacco product categories, with demand in our non-tobacco categories such as confection and food service, showing modest year-over-year growth.

Industry-wide, gross margin erosion for convenience stores has prompted aggressive bidding from competing distributors and is driving consolidation amongst convenience stores as they struggle to remain profitable. Many of our wholesale segment customers are thinly capitalized and their access to credit is limited. Additionally, our weaker customers may go out of business or be sold to another retailer using a different distributor.

Our retail segment is experiencing weakness in both of its geographic markets. In recent years, the natural food industry has experienced high growth rates as the demand for non-processed products (pesticide-free, hormone-free, non-genetically modified) became popular among more health conscious consumers. In the near term, however, our retail segment faces a challenging operating environment as consumer behavior has been negatively impacted by the current recession. We believe the economic hardships consumers now face are influencing purchasing patterns such as the frequency of shopping trips, the types of products purchased, and price sensitivity. These factors have contributed to lower transaction counts and average basket sizes in our retail stores. In particular, retail level demand in our


Florida stores has been hurt by the severe economic downturn in that state, in addition to increased competition from other natural food chains. Accordingly, we have adjusted our retail segment cost structure to align with current demand. In the long-term, however, we believe trends for the natural foods industry are positive, and as such, we continue to evaluate potential sites for future locations.

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

Sales by business segment for the three and six month periods ended March 2009 and March 2008 are as follows (dollars in millions):


                                           Three months                  Six months
                                           ended March                   ended March
                                     -----------------------      ------------------------
                                                       Incr.                         Incr.
                                      2009     2008   (Decr)       2009     2008    (Decr)
                                     ------   ------  ------      ------   ------   ------
Wholesale distribution segment       $185.9   $179.9  $  6.0      $394.3   $381.1   $ 13.2
Retail health food segment              9.5     10.5    (1.0)       18.5     20.0     (1.5)
                                     ------   ------  ------      ------   ------   ------
                                     $195.4   $190.4  $  5.0      $412.8   $401.1   $ 11.7
                                     ======   ======  ======      ======   ======   ======


SALES - Q2 2009 vs. Q2 2008 (continuing operations)
---------------------------------------------------
Sales for Q2 2009 increased $5.0 million, or 2.6%, as compared to Q2 2008. Sales are reported net of costs associated with sales incentives provided to retailers, totaling $4.0 million in Q2 2009 and $3.8 million in Q2 2008.

Sales in our wholesale distribution segment ("wholesale") increased
$6.0 million, or 3.3%, in Q2 2009 as compared to Q2 2008. This change included a $4.0 million increase in cigarette sales and a net $2.0 million increase in our tobacco, beverages, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories ("Other Products").


Significant items impacting our Q2 2009 wholesale segment sales included:

- $4.0 million net increase in cigarette sales over Q2 2008, resulting from a $10.1 million increase in sales due to price increases implemented by manufacturers, partially offset by a $6.1 million decrease in sales primarily due to a decrease in the volume of cigarette cartons sold in Q2 2009. The decrease in volume was largely attributable to a reduction in purchases by our customers in March 2009 in anticipation of the floor stocks tax imposed as part of the SCHIP legislation.

- $2.0 million net increase in our Other Products category sales over Q2 2008, primarily the result of higher tobacco, confectionary, food service, and store supplies sales.

Sales in our retail health food segment decreased approximately $1.0 million, or 9.2%, in Q2 2009 as compared to Q2 2008. This decrease was primarily related to lower sales volumes in our highly perishable food categories, particularly in our Florida retail stores, which have been impacted by a severe regional economic downturn and increased competition from other natural food chains.

SALES - Six Months Ended March 2009 (continuing operations)
-----------------------------------------------------------
Sales for the six month period ended March 2009 increased $11.7 million, or 2.9%, as compared to the same prior year period. Sales for the six months ended March 2009 and 2008, were net of costs associated with sales incentives provided to retailers, totaling $7.9 million and $7.3 million, respectively.

Sales in our wholesale distribution segment increased $13.2 million, or 3.5%, for the six months ended March 2009 as compared to the same prior year period. This change included a $6.6 million increase in cigarette sales and a net $6.6 million increase in Other Products.

Significant items impacting our wholesale segment sales for the six months ended March 2009 included:

- $6.6 million net increase in cigarette sales over Q2 2008, resulting from a $13.1 million increase in sales due to price increases implemented by manufacturers, partially offset by a $6.5 million decrease in sales primarily due to a decrease in the volume of cigarette cartons sold in during the six month period. The decrease in volume was largely attributable to a reduction in purchases by our customers in March 2009 in anticipation of the floor stocks tax imposed as part of the SCHIP legislation.

- $6.6 million net increase in our Other Products category sales over same prior year period, primarily the result of higher tobacco, confectionary, food service, and store supplies sales.

Sales in our retail health food segment decreased approximately $1.5 million, or 7.5%, for the six months ended March 2009 as compared to the same prior year period. This decrease was primarily related to lower sales volumes in our highly perishable food categories, particularly in our Florida retail stores, which have been impacted by a severe regional economic downturn and increased competition from other natural food chains.


GROSS PROFIT (continuing operations)
------------------------------------
Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales.

Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.

Gross profit by business segment for the three and six month periods ended March 2009 and March 2008 are as follows (dollars in millions):

                                           Three Months                Six Months
                                           ended March                ended March
                                     -----------------------     -----------------------
                                                       Incr                        Incr
                                      2009     2008   (Decr)      2009     2008   (Decr)
                                     ------   ------  ------     ------  -------  ------
Wholesale distribution segment       $ 13.2   $ 11.2  $  2.0      $25.4  $  22.5  $  2.9
Retail health food segment              4.0      4.5    (0.5)       7.7      8.4    (0.7)
                                     ------   ------  ------     ------  -------  ------
                                     $ 17.2   $ 15.7  $  1.5     $ 33.1  $  30.9  $  2.2
                                     ======   ======  ======     ======  =======  ======


GROSS PROFIT - Q2 2009 vs. Q2 2008 (continuing operations)
----------------------------------------------------------
Overall gross profit for Q2 2009 increased $1.5 million, or 9.6%, as compared to Q2 2008.

Gross profit in our wholesale segment increased $2.0 million, or 18.4%, as compared to the same prior year period. During Q2 2009, our wholesale gross profit benefitted by approximately $2.6 million as a result of price increases implemented by cigarette and tobacco manufacturers. The remaining change in our wholesale segment gross profit is primarily attributable to the net impact of changes in manufacturer promotional allowances, product mix sold, and lower cigarette carton shipment volumes.

Gross profit for the retail health segment decreased $0.5 million in Q2 2009 as compared to Q2 2008. Of this decrease, approximately $0.4 million related to lower sales volume, with the remaining change primarily attributable to sales mix and higher inventory throw-out costs.


GROSS PROFIT - Six months ended March 2009 (continuing operations)
------------------------------------------------------------------
Overall gross profit for the six months ended March 2009 increased $2.2 million, or 7.0%, as compared to the same prior year period.

Gross profit in our wholesale segment increased $2.9 million, or 13.2%, for the six month period ended March 2009 as compared to the same period in the prior year. For the six months ended March 2009, our wholesale segment gross profit benefitted approximately $2.6 million as a result of price increases implemented by cigarette and tobacco manufacturers.
The remaining change in our wholesale segment gross profit is primarily attributable to the net impact of higher manufacturer promotional allowances, product mix sold, and lower cigarette carton shipment volumes.

Gross profit for the retail health segment decreased $0.7 million for the six month period ended March 2009. Of this decrease, approximately $0.6 million related to lower sales volume, with the remaining change primarily attributable to sales mix and higher inventory throw-out costs.

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

Q2 2009 operating expenses increased approximately $0.3 million as compared to Q2 2008. Significant items impacting operating expenses included a $0.3 million increase in health insurance costs, a $0.3 million increase in compensation costs, and a $0.1 million increase in bad debt expense. These items were partially offset by a $0.4 million decrease in fuel costs.


Operating expenses for the six month period ended March 2009 increased approximately $0.8 million as compared to the same prior year period. Significant items impacting operating expenses included a $0.5 million increase in health insurance costs, a $0.5 million increase in compensation costs, and a $0.2 million increase in bad debt expense. These items were partially offset by a $0.4 million decrease in fuel costs.

INTEREST EXPENSE - three and six months ended March 2008 comparison
-------------------------------------------------------------------
Q2 2009 interest expense decreased approximately $0.3 million as compared to Q2 2008, and interest expense for the six months ended March 2009 decreased approximately $0.8 million as comparable to the same prior year period. These decreases in interest expense were principally related to lower prime interest rates and lower average borrowings.


The Company primarily borrows at the prime interest rate.  The Company's
average borrowing rates on its revolving credit facility were   2.97% lower
and average borrowings on our revolving credit facility were $0.3 million lower in Q2 2009 as compared to Q2 2008. For the six months ended March 2009, average borrowing rates on our revolving credit facility were 3.15% lower and average borrowings on our revolving credit facility were $3.3 million lower as compared to the same prior year period.

DISCONTINUED OPERATIONS - three and six months ended March 2009 comparison
--------------------------------------------------------------------------
Discontinued operations include the results of operations of TSI. Losses from discontinued operations totaled $0.1 million and $0.2 million for both the three and six month fiscal periods ended March 2009 and March 2008, respectively. These losses primarily resulted from asset preservation costs.

As discussed further in Note 2, in March 2009 CPH notified the Company that it was exercising its option under the Settlement Agreement to acquire the assets of TSI in exchange for a $5.0 million note payable due from the Company. Upon completion of the transaction, the Company will recognize a previously related deferred gain of $1.5 million, in addition to any other settlement gains and losses. The transaction is scheduled to close in April 2009 and is subject to the satisfaction of various closing conditions.

A summary of discontinued operations is as follows:

                                                Three months ended               Six months ended
                                                      March                           March
                                            -------------------------      ---------------------------
                                                2009          2008              2009          2008
                                            -----------   -----------      ------------   ------------

Operating loss                                  (41,434)      (42,695)          (85,562)       (81,940)
Interest expense                               (114,003)     (113,750)         (230,012)      (229,500)
Income tax benefit                              (58,000)      (59,000)         (116,000)      (118,000)
Loss from discontinued operations               (97,437)      (97,445)         (199,475)      (193,440)



LIQUIDITY AND CAPITAL RESOURCES

Overview
----------
Operating Activities: The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. For the six months ended March 2009, the Company generated cash of approximately $18.5 million from operating activities. The cash generated primarily resulted from higher overall earnings and a decrease in accounts receivable and inventory balances, as well as an increase in accrued expenses. These items were partially offset by a decrease in accounts payable. As discussed below, accounts receivable and inventory balances decreased in March 2009 as our customers temporarily reduced purchases because of the SCHIP legislation which imposed a floor stocks tax on inventory onhand.


Investing Activities: The Company used cash of approximately $0.4 million for investing activities during the six month period ended March 2009. Cash used was primarily for capital expenditures related to property and equipment purchases.

Financing Activities: The Company used cash of $18.1 million for financing activities during the six months ended March 2009. Of this amount, $15.4 million related to net payments on the Company's credit facility, $2.0 million related to the redemption of the Company's Series C Convertible Preferred Stock, $0.4 million related to principal payments on long-term debt, and $0.3 million related to dividends on the Company's common and preferred stock.

Cash on Hand/Working Capital: At March 2009, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of $24.2 million. This compares to cash on hand of $0.5 million and working capital of $38.9 million at September 2008.

The decrease in working capital is due, in large part, to a decrease in accounts receivable and inventory that were converted into cash through collections and sales. In March 2009, accounts receivable and inventory balances trended lower as our customers temporarily reduced purchases because of SCHIP legislation passed in February 2009 requiring a floor stocks tax on inventory held for sale on April 1, 2009. The funds generated from lower accounts receivable and inventory were used to pay down the Company's revolving portion of the bank line from $34.9 million to $19.5 million, a decrease of $15.4 million.

During the period there was also an increase in accrued expenses related to the Company's payable for floor stocks excise taxes for approximately $1.7 million, which reduced working capital during the period.

We believe that our working capital will increase to more historical levels in the next fiscal quarter as our customers resume normal purchasing patterns.

CREDIT AGREEMENT
----------------
The Company has a credit agreement with Bank of America (the "Facility"), which includes the following significant terms:

   - A June 30, 2011 maturity date.

   - A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.3 million at March 2009.

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

The Facility also includes quarterly debt service and cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") financial covenants. A minimum debt service ratio of 1.0 to 1.0 must be maintained, as measured by the twelve month period then ended and the cumulative minimum EBITDA requirement is $2,000,000 for the six months ended March 31, 2009.

The Company was in compliance with the required debt service and minimum EBITDA covenants at March 2009.

The Company's maximum available credit limit for the revolving portion of the Facility was $41.2 million at March 2009, however, the amount available for use at any given time is subject to many factors including eligible accounts receivable and inventory balances.

At March 2009, the outstanding balance on the revolving portion of the Facility was $19.5 million. The Facility bears interest at a variable rate equal to the bank's prime rate, which was 3.25% at March 2009. Based on our collateral and loan limits as defined by the Facility agreement, the Company's excess availability under the Facility at March 2009 was approximately $21.7 million.

For the six month period ended March 2009, our peak borrowings under the Facility were $38.4 million and our average borrowings and average availability were $33.0 and $17.6 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on collateralized assets.



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

TSI Financing
-------------
As previously disclosed, TSI has approximately $2.8 million in related party debt obligations, which were in default at March 2009. TSI has not obtained associated debt default waivers for these related party obligations. At this time, the Company does not anticipate the defaults will materially impact its future liquidity position.

Redemption of Series C Convertible Preferred Stock
--------------------------------------------------
In February 2009, the holder of the Company's Series C Convertible Preferred Stock ("Series C") redeemed all 80,000 shares of the issuance. The Series C issuance had been outstanding since 2006, paid a dividend of 6.00% percent per annum, and was convertible into 146,842 shares of common stock. The Company paid the liquidation value, or $2.0 million, plus accumulated and unpaid dividends to fully redeem all of the outstanding shares. The redemption was funded by our credit facility and satisfied all of the Company's obligations under the Series C Convertible Preferred Stock Agreement.

Dividend Payments
-----------------
In January 2009, the Company declared cash dividends of $0.10 per common share to shareholders of record as of February 9, 2009. Cash dividends paid to common shareholders for the three and six months ended March 2009 totaled $57,040 and $114,079, respectively.

Cash dividends paid on the Company's convertible preferred stock issuances (Series A, Series B, and Series C) for the three and six month periods ended March 2009 totaled $92,573 and $198,106, respectively. See Note 3 to the condensed consolidated unaudited financial statements for further information regarding these securities.

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

Liquidity Risk
--------------
The Company's liquidity position is significantly influenced by its ability to obtain sufficient levels of working capital. For our Company and the industry in general, customer credit risk and continuing access to bank credit (primarily for the purpose of funding inventory purchases and the lag period on accounts receivable collections) are important factors impacting our overall liquidity position.

The Company renewed its credit facility with Bank of America in July 2008 and believes it continues to have a strong working relationship with that financial institution. Additionally, the Company was in compliance with all debt covenants at March 2009. Our customers, many of whom are thinly capitalized, do present credit risk. The Company, however, aggressively monitors its exposure in this area and believes it had adequate reserves in place at March 2009.

The Company does not currently hedge its exposure to interest rate risk or fuel costs. Accordingly, significant price movements in these areas can and do impact the Company's profitability.

The Company believes its liquidity position going forward will be adequate to sustain operations. However, a continued steep decline in economic conditions and the impact of increased excise taxes being imposed as discussed below, could materially impact the Company's future revenue stream as well its ability to collect on customer accounts receivable balances and secure bank credit.

Factors That Could Affect Future Results
----------------------------------------
Wholesale Segment: Our wholesale distribution business continues to experience a decline in the demand for cigarettes, resulting in part from legislative actions such as higher excise taxes and smoking bans, as well as a general decline in the number of smokers in the United States.

In February 2009, the President signed a bill reauthorizing the State Children's Health Insurance Program. The program will be largely funded through significant increases in the federal excise taxes imposed on cigarette and tobacco products. For our wholesale segment, the increased excise taxes create some long-term challenges as we believe they will accelerate historical trends of declining consumer demand, while at the same time increasing the Company's inventory carrying costs and accounts receivable credit risk, with limited benefits to our gross margins.


In addition to the February 2009 SCHIP legislation, in April 2009 the U.S. House of Representatives approved legislation which provides the FDA with the authority to regulate cigarette and tobacco products. If such legislation were to become law, cigarette manufacturers would have to comply with any new regulations and could face remedial actions such as fines, suspension of product distribution rights, termination of operations, and increased compliance costs. The costs associated with such actions would likely be passed on to distributors such as us.

Retail Health Food Segment: While we enjoy a loyal customer following in this business segment, depressed economic conditions combined with higher natural food costs and increased competition may decrease both sales and gross profit margins from their existing levels.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to this item may be found in Note 11 to the condensed consolidated unaudited financial statements in Item 1, which is incorporated herein by reference and supplements the information provided or referred to in Item 3 of the Company's Form 10-K for the fiscal year ended September 30, 2008.

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes to the Company's risk factors as previously disclosed in Item 1A "Risk Factors" on Form 10-K for the fiscal year ended September 30, 2008.

RISK FACTORS RELATED TO OUR WHOLESALE BUSINESS
----------------------------------------------

- Possible Regulation of Cigarette and Tobacco Products by the U.S. Food and Drug Administration ("FDA") May Negatively Impact Our Operations

In April 2009, the U.S. House of Representatives approved legislation which provides the FDA with the authority to regulate cigarette and tobacco products. If such legislation were to become law, cigarette manufacturers would have to comply with any new regulations and could face remedial actions such as fines, suspension of product distribution rights, termination of operations, and increased compliance costs. If any of these events were to occur, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.


- Recent Increases in the Federal Excise Taxes Imposed on Cigarette and Tobacco Products May Materially Reduce Our Wholesale Sales Volume.

In February 2009, the President signed a bill reauthorizing the State Children's Health Insurance Program. The program will be largely funded through significant increases in the federal excise taxes imposed on cigarette and tobacco products. The increased excise taxes may dramatically reduce consumer demand for cigarette and tobacco products, while at the same time increasing the Company's inventory carrying costs and accounts receivable credit risk, with limited benefits to our gross margins. If there is a significant decline in the demand for cigarette and tobacco products, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on January 26, 2009 for the purpose of electing three Class II directors, and ratifying of the appointment of its independent registered public accounting firm. The election and ratification results are as follows:

Class III Director Election
---------------------------
NAME OF NOMINEE              FOR                  WITHHELD
---------------              ---               --------
Kathleen M. Evans          478,471                 33,113
John R. Loyack             472,493                 39,013
Timothy R. Pestotnik       407,843                103,741

There was no solicitation in opposition to the nominee proposed to be elected by the Stockholders in the Proxy Statement. In addition to the directors elected at the Annual Meeting, the following directors continued their term of office: Jeremy W. Hobbs, Stanley Mayer, William F. Wright, Christopher H. Atayan, and Raymond F. Bentele.


Ratification of Independent Auditors
------------------------------------
The ratification of the appointment of McGladrey and Pullen LLP as its independent registered public accounting firm for the Company for the fiscal year ending September 30, 2009 was approved by the Stockholders with 509,846 votes FOR, 1,724 votes AGAINST, and 14 votes ABSTAINED.

There were no broker non-votes.

Further information regarding these matters is contained in the Company's Proxy Statement dated December 28, 2008.

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

                                  AMCON DISTRIBUTING COMPANY
                                        (registrant)


Date:     April 16, 2009           /s/ Christopher H. Atayan
          --------------           -----------------------------
                                   Christopher H. Atayan,
                                   Chief Executive Officer and Chairman



Date:     April 16, 2009           /s/ Andrew C. Plummer
          --------------           -----------------------------
                                   Andrew C. Plummer, Vice President,
                                   Chief Financial Officer, and
                                    Principal Financial Officer





