Form 10-Q
period 2009-06-30
AMCON DISTRIBUTING CO
filed 2009-07-17
CIK 928465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number 1-15589

(Exact name of registrant as specified in its charter)

Delaware	47-0702918

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7405 Irvington Road, Omaha NE	68122

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (402) 331-3727

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
The Registrant had 570,397 shares of its $.01 par value common stock outstanding as of July 13, 2009.

Form 10-Q
3rd Quarter

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMCON Distributing Company and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2009 and September 30, 2008

	June	September
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash	$410,404	$457,681
Accounts receivable, less allowance for doubtful accounts of $1.2 million and $0.8 million, respectively	28,506,716	27,198,414
Inventories, net	35,285,633	37,330,969
Deferred income taxes	1,705,820	1,260,609
Current assets of discontinued operations	—	18,947
Prepaid and other current assets	3,206,891	3,519,650

Total current assets	69,115,464	69,786,270

Property and equipment, net	10,798,795	10,907,541
Goodwill	5,848,808	5,848,808
Other intangible assets, net	3,373,269	3,373,269
Deferred income taxes	—	234,171
Non-current assets of discontinued operations	—	2,032,047
Other assets	1,063,975	1,123,252

	$90,200,311	$93,305,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,034,390	$14,738,214
Accrued expenses	7,940,022	5,275,697
Accrued wages, salaries and bonuses	2,599,148	2,636,699
Income taxes payable	5,043,290	313,021
Current liabilities of discontinued operations	—	4,041,837
Current maturities of credit facility	3,046,000	3,046,000
Current maturities of long-term debt	1,480,307	787,128

Total current liabilities	35,143,157	30,838,596

Credit facility, less current maturities	23,199,769	32,155,005
Deferred income taxes	1,104,891	—
Long-term debt, less current maturities	5,240,060	6,525,881
Noncurrent liabilities of discontinued operations	—	6,542,310

Series A cumulative, convertible preferred stock, $.01 par value, 100,000 shares authorized and issued, liquidation preference $25.00 per share	2,500,000	2,438,355
Series B cumulative, convertible preferred stock, $.01 par value, 80,000 shares authorized and issued, liquidation preference $25.00 per share	2,000,000	1,857,645
Series C cumulative, convertible preferred stock, $.01 par value, 80,000 shares authorized and issued at September 30, 2008, liquidation preference $25.00 per share	—	1,982,372

Shareholders’ equity:
Preferred stock, $0.01 par, 1,000,000 shares authorized, 180,000 shares outstanding and issued in Series A and B at June 30, 2009 and 260,000 shares outstanding and issued in Series A, B and C at September 30, 2008 referred to above	—	—
Common stock, $0.01 par value, 3,000,000 shares authorized, 570,397 shares outstanding at June 2009 and September 2008	5,704	5,704
Additional paid-in capital	7,378,056	6,995,948
Retained earnings	13,628,674	3,963,542

Total shareholders’ equity	21,012,434	10,965,194

	$90,200,311	$93,305,358

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Condensed Consolidated Unaudited Statements of Operations
for the three and nine months ended June 30, 2009 and 2008

	For the three months		For the nine months
	ended June		ended June
	2009	2008	2009	2008
Sales (including excise taxes of $77.4 million and $53.6 million, and $171.0 million and $151.5 million, respectively)	$242,817,927	$223,397,392	$655,637,536	$624,472,299
Cost of sales	225,753,469	207,135,083	605,481,395	577,272,429

Gross profit	17,064,458	16,262,309	50,156,141	47,199,870

Selling, general and administrative expenses	12,800,612	12,959,518	38,625,335	37,866,602
Depreciation and amortization	273,650	340,983	884,972	1,043,266

	13,074,262	13,300,501	39,510,307	38,909,868

Operating income	3,990,196	2,961,808	10,645,834	8,290,002

Other expense (income):
Interest expense	368,048	635,523	1,265,834	2,354,883
Other (income), net	(43,600)	(17,958)	(84,143)	(90,437)

	324,448	617,565	1,181,691	2,264,446

Income from continuing operations before income tax expense	3,665,748	2,344,243	9,464,143	6,025,556
Income tax expense	1,411,000	857,000	3,614,000	2,226,000

Income from continuing operations	2,254,748	1,487,243	5,850,143	3,799,556
Discontinued operations (Note 2)
Gain on asset disposal and debt settlement, net of income tax expense of $2.7 million	4,666,264	—	4,666,264	—
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0.01 million and ($0.1) million, & ($0.1) million & ($0.2) million, respectively	13,105	(98,441)	(186,370)	(291,881)

Income (loss) on discontinued operations	4,679,369	(98,441)	4,479,894	(291,881)

Net income	6,934,117	1,388,802	10,330,037	3,507,675

Dividends on convertible preferred stock	(74,052)	(104,386)	(493,786)	(314,306)

Net income available to common shareholders	$6,860,065	$1,284,416	$9,836,251	$3,193,369

Basic earnings (loss) per share available to common shareholders:
Continuing operations	$3.97	$2.57	$9.78	$6.50
Discontinued operations	8.52	(0.18)	8.17	(0.54)

Net basic earnings per share available to common shareholders	$12.49	$2.39	$17.95	$5.96

Diluted earnings (loss) per share available to common shareholders:
Continuing operations	$3.11	$1.75	$7.37	$4.46
Discontinued operations	6.46	(0.12)	5.65	(0.34)

Net diluted earnings per share available to common shareholders	$9.57	$1.63	$13.02	$4.12

Weighted average shares outstanding:
Basic	549,397	537,064	547,859	536,002
Diluted	724,833	851,911	793,610	850,898
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Condensed Consolidated Unaudited Statements of Cash Flows
for the nine months ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,330,037	$3,507,675
Deduct: Income (loss) from discontinued operations, net of tax	4,479,894	(291,881)

Income from continuing operations	5,850,143	3,799,556

Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation	884,972	1,016,465
Amortization	—	26,801
Loss (gain) on sale of property and equipment	26,468	(36,417)
Stock based compensation	398,700	302,350
Excess tax deficiency on equity-based awards	16,592	—
Deferred income taxes	893,851	2,000,291
Provision for losses on doubtful accounts	489,038	238,000
Provision for losses on inventory obsolescence	331,319	118,976

Changes in assets and liabilities:
Accounts receivable	(1,797,340)	2,072,959
Inventories	1,714,017	(8,110,310)
Prepaid and other current assets	312,759	1,674,160
Other assets	59,277	(253,247)
Accounts payable	(365,711)	(236,455)
Accrued expenses and accrued wages, salaries and bonuses	2,625,568	(666,365)
Income tax payable	4,713,677	(170,366)

Net cash flows from operating activities — continuing operations	16,153,330	1,776,398
Net cash flows from operating activities — discontinued operations	(2,673,712)	(112,866)

Net cash flows from operating activities	13,479,618	1,663,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(784,221)	(667,268)
Proceeds from sales of property and equipment	102,406	74,821

Net cash flows from investing activities	(681,815)	(592,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on bank credit agreements	(8,955,236)	(453,482)
Principal payments on long-term debt	(604,975)	(448,306)
Proceeds from exercise of stock options	—	119,636
Excess tax deficiency on vesting equity-based awards	(16,592)	—
Redemption of Series C convertible preferred stock	(2,000,000)	—
Dividends paid on convertible preferred stock	(272,158)	(314,306)
Dividends on common stock	(171,119)	(45,485)

Net cash flows from financing activities — continuing operations	(12,020,080)	(1,141,943)
Net cash flows from financing activities — discontinued operations	(825,000)	—

Net cash flows from financing activities	(12,845,080)	(1,141,943)

Net change in cash	(47,277)	(70,858)
Cash, beginning of period	457,681	717,554

Cash, end of period	$410,404	$646,696

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,347,690	$2,488,101
Cash paid during the period for income taxes	612,473	221,076

Supplemental disclosure of non-cash information:
Constructive dividends on Series A, B, and C Convertible Preferred Stock	221,628	—
Acquisition of equipment through capital leases	12,333	277,624
Equipment acquisitions classified as accounts payable	108,546	—

TSI disposition — discontinued operations
Property and equipment, net	(2,032,047)	—
Accrued expenses	(925,452)	—
Long-term debt	(6,945,548)	—
Deferred gain on CPH Settlement	(1,542,312)	—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
AMCON Distributing Company and Subsidiaries (“AMCON” or “the Company”) is primarily engaged in the wholesale distribution of consumer products in the Great Plains and Rocky Mountain regions. In addition, the Company operates thirteen retail health food stores in Florida and the Midwest.
AMCON’s wholesale distribution business (“ADC”) includes five distribution centers that sell approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores and supermarkets, drug stores and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes and vendors, as well as other wholesalers.
AMCON also operates six retail health food stores in Florida under the name Chamberlin’s Market & Cafe (Chamberlin’s) and seven in the Midwest under the name Akin’s Natural Foods Market (Akin’s). These stores carry natural supplements, groceries, health and beauty care products and other food items.
Results for the interim period are not necessarily indicative of results to be expected for the entire year.
All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. In preparing the accompanying financial statements, management has evaluated subsequent events through July 17, 2009 (the financial statement issue date). The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission on Form 10-K.
For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The wholesale distribution segment of our Company will be separately referred to as “ADC”. Additionally, the three month fiscal periods ended June 30, 2009 and June 30, 2008 have been referred to throughout this quarterly report as Q3 2009 and Q3 2008, respectively. The fiscal balance sheet dates of June 30, 2009, June 30, 2008, and September 30, 2008 have been referred to as June 2009, June 2008, and September 2008, respectively.

Adoption of New Accounting Standards
The Company adopted the following accounting standards during Q3 2009, none of which had a material impact on our consolidated results of operations or financial condition.
In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP SFAS 107-1 and Accounting Principles Board Opinion (“APB”) APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FASB No. 107, “Disclosures about the Fair Value of Financial Instruments”. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009.
In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value under FASB No. 157 “Fair value Measurements” (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Because the Company does not have any financial assets or liabilities measured at fair value on a recurring basis, nor do we have any nonfinancial assets and liabilities not subject to the FSP 157-2 delay discussed below, the adoption FSP 157-4 and SFAS 157 which was adopted in the first fiscal quarter of 2009, did not have any impact on our consolidated financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements
The Company is currently evaluating the impact of implementing the following new accounting standards:
In June 2009, the FASB issued FASB No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for the Company).
In June 2008, the FASB issued FSP-EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company). Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform to the provisions of FSP EITF 03-6-1.
In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s, Goodwill and Other Intangible Assets, entity-specific factors. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company).
In February 2008, the FASB issued FSP SFAS 157-2, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination.
2. DISPOSITIONS
On May 4, 2009, Trinity Springs, Inc. (“TSI”), a wholly owned subsidiary and former component of the Company’s water bottling and marketing segment, and Crystal Paradise Holdings, Inc. (“CPH”) closed a previously disclosed transaction whereby CPH exchanged a $5.0 million note receivable (plus $0.1 million of accrued interest) which it held and was due from TSI, for the operating assets of TSI. The Company will have no continuing involvement in the related operating assets and has recorded a $4.7 million pre-tax gain ($3.0 million after tax) in conjunction with the transaction, which includes the recognition of a $1.5 million deferred gain attributable to a previously executed Mutual Release and Settlement Agreement between AMCON, TSI, and CPH. The $4.7 million gain has been reflected in the Statement of Operations as a component of discontinued operations.

Simultaneous with the closing of the CPH transaction discussed above, the Company fully settled and satisfied $2.7 million in related party notes payable and accrued interest totaling $0.8 million due from TSI, in exchange for cash payments of approximately $0.8 million. The Company has recorded a $2.7 million pre-tax gain ($1.7 million after tax) related to this transaction, which has been reflected in the Statements of Operations as a component of discontinued operations.
A summary of discontinued operations for the three and nine month periods is as follows:

	Three months ended		Nine months ended
	June		June
	2009	2008	2009	2008
Operating income (loss)	$20,105	$(40,791)	$(65,458)	$(122,731)
Interest expense	—	(114,750)	(230,012)	(344,250)
Gain on asset disposal and debt settlement	7,381,264	—	7,381,264	—
Income tax expense (benefit)	2,722,000	(57,000)	2,606,000	(175,000)
Gain (loss) from discontinued operations	4,679,369	(98,441)	4,479,894	(291,881)
The carrying amounts of the major classes of assets and liabilities included in discontinued operations at June 2009 and September 2008 are as follows (in millions):

	June	September
	2009	2008

Fixed assets — total noncurrent assets of discontinued operations	$—	$2.0

Accounts payable	$—	$0.5
Accrued expenses	—	0.7
Current portion of long-term debt due related party	—	2.8

Liabilities of discontinued operations	$—	$4.0

Deferred gain on CPH settlement	$—	$1.5
Long-term debt, less current portion	—	5.0

Noncurrent liabilities of discontinued operations	$—	$6.5

3. CONVERTIBLE PREFERRED STOCK
The Company had two convertible preferred stock series outstanding at June 2009 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$2,000,000
Number of shares:	100,000	80,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	81,136
Dividend rate:	6.785%	6.37%

The Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”), collectively (the Preferred Stock), are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of preferred shares being converted times a fraction equal to $25.00 divided by the conversion price. The conversion prices for the Preferred Stock are subject to customary adjustments in the event of stock splits, stock dividends and certain other distributions on the Common Stock. Cumulative dividends for the Preferred Stock are payable in arrears, when, and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year.
In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock.
The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value at the option of the holder, however, prior to June 30, 2009 the Company’s revolving credit agreement prohibited the redemption of the Preferred Stock. As discussed in Note 11, the Company’s revolving credit agreement was amended in July 2009 to remove this redemption restriction.
During the Company’s second fiscal quarter (February 2009), the holder of the Company’s Series C Convertible Preferred Stock (“Series C”) exercised its redemption right for all 80,000 issued and outstanding shares of Series C. The Series C issuance had been outstanding since 2006, paid a dividend of 6.00% percent per annum, and was convertible into 146,842 shares of common stock. The Company paid the liquidation value, or $2.0 million, plus accumulated and unpaid dividends to fully redeem all of the outstanding shares. The redemption was funded through borrowings on our credit facility and satisfied all of the Company’s obligations under the Series C Convertible Preferred Stock Agreement.
4. INVENTORIES
Inventories consisted of the following at June 2009 and September 2008:

	June	September
	2009	2008
Finished Goods	$35,285,633	$37,330,969

The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. The wholesale distribution inventories are stated at the lower of cost (first-in, first-out or “FIFO” method) or market and consist of the cost of finished goods. The retail health food operation utilizes the retail inventory method of accounting stated at the lower of cost (FIFO) or market and consists of the costs of finished goods.
Inventory also included total reserves of approximately $0.9 million and $0.6 million at June 2009 and September 2008, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reporting segment of the Company consisted of the following:

	June	September
	2009	2008
Wholesale	$3,935,931	$3,935,931
Retail	1,912,877	1,912,877

	$5,848,808	$5,848,808

Other intangible assets of the Company consisted of the following:

	June	September
	2009	2008
Trademarks and tradenames	$3,373,269	$3,373,269

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company tests goodwill and other intangibles for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that may reduce their respective fair values below carrying value.
6. DIVIDENDS
In April 2009, the Company declared cash dividends of $0.10 per common share to shareholders of record as of May 4, 2009. Cash dividends paid to common shareholders for the three and nine months ended June 2009 totaled $57,040 and $171,119, respectively.
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

Stock options and potential common stock outstanding at June 2009 and June 2008 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 917 and 8,878 for the three and nine months ended June 2009, respectively, and 12,279 for both the three and nine months ended June 2008. The average exercise price of anti-dilutive options and potential common stock was $45.68 and $32.32 for the three and nine months ended June 2009, respectively, and $44.09 for both the three and nine months ended June 2008.

	For the three months ended June
	2009		2008
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	549,397	549,397	537,064	537,064

Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock /1/	—	175,436	—	314,847

Weighted average number of shares outstanding	549,397	724,833	537,064	851,911

Income from continuing operations	$2,254,748	$2,254,748	$1,487,243	$1,487,243
Deduct: convertible preferred stock dividends /2/	(74,052)	—	(104,386)	—

	2,180,696	2,254,748	1,382,857	1,487,243

Income (loss) from discontinued operations	$4,679,369	$4,679,369	$(98,441)	$(98,441)

Net income available to common shareholders	$6,860,065	$6,934,117	$1,284,416	$1,388,802

Income per share from continuing operations	$3.97	$3.11	$2.57	$1.75

Income (loss) per share from discontinued operations	$8.52	$6.46	$(0.18)	$(0.12)

Net earnings per share available to common shareholders	$12.49	$9.57	$2.39	$1.63

	For the nine months ended June
	2009		2008
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	547,859	547,859	536,002	536,002

Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock /1/	—	245,751	—	314,896

Weighted average number of shares outstanding	547,859	793,610	536,002	850,898

Income from continuing operations	$5,850,143	$5,850,143	$3,799,556	$3,799,556
Deduct: convertible preferred stock dividends /2/	(493,786)	—	(314,306)	—

	5,356,357	5,850,143	3,485,250	3,799,556

Income (loss) from discontinued operations	$4,479,894	$4,479,894	$(291,881)	$(291,881)

Net income available to common shareholders	$9,836,251	$10,330,037	$3,193,369	$3,507,675

Income per share from continuing operations	$9.78	$7.37	$6.50	$4.46

Income (loss) per share from discontinued operations	$8.17	$5.65	$(0.54)	$(0.34)

Net earnings per share available to common shareholders	$17.95	$13.02	$5.96	$4.12

/1/	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

/2/	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.
8. DEBT
The Company has a credit agreement (the “Facility”) with Bank of America, which includes the following significant terms:
•	A June 2011 maturity date.
•	A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.2 million at June 2009.
•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.

8. DEBT (continued)
•
The Facility provides for an additional $5.0 million of credit available for certain inventory purchases. These advances bear interest at the bank’s prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

•
Lending limits subject to accounts receivable and inventory limitations, and an unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.
•	Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.
•
The Facility includes a prepayment penalty equal to one-half of one percent (1/2%) of the original maximum loan limit ($60.4 million) if the Company prepays the entire Facility or terminates the credit agreement on or before June 30, 2010.

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at June 2009.
The Company’s maximum available credit limit for the revolving portion of the Facility was $51.9 million at June 2009, however, the amount available for use at any given time is subject to a number of factors including eligible accounts receivable and inventory balances.
At June 2009, the outstanding balance on the revolving portion of the Facility was $26.0 million. Based on our collateral and loan limits as defined in the Facility agreement, the Company’s availability under the Facility at June 2009 was approximately $25.9 million.
Approximately $6.0 million of the Company’s Facility balance bore interest based on the bank’s prime rate of 3.25% at June 2009 and approximately $20.0 million bore interest based on various short-term LIBOR rate elections made by the Company. These LIBOR interest rate elections had an average rate of 2.97% at June 2009.
At June 2009, the Company had long-term debt outstanding of approximately $6.7 million. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at June 2009.

Cross Default and Co-Terminus Provisions
The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participating lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.
OTHER
AMCON has issued a letter of credit for $0.8 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
9. EQUITY-BASED INCENTIVE AWARDS
Stock Options
At June 2009, the Company had two groups of stock option awards issued and outstanding. The first award group includes incentive and non-qualified stock options issued to management employees and outside directors pursuant to the Company’s stock-based compensation plan (“the Stock Option Plan”). The Stock Option Plan expired in fiscal 2004 and all compensation expense related to the plan was amortized in prior fiscal periods.
The second award group includes 25,000 non-qualified stock options issued to the Company’s Chief Executive Officer in fiscal 2007. These stock options vest in equal installments over a three year period and have an exercise price of $18.00 per share. At June 2009, 16,666 of these stock options had vested.
Stock options issued and outstanding to management employees at June 2009 are summarized as follows:

		Number of
		Options	Number
Date	Exercise Price	Outstanding	Exercisable
Fiscal 1999	$45.68	917	917
Fiscal 2000	$34.50	3,123	3,123
Fiscal 2003	$28.80	3,170	3,170
Fiscal 2007	$18.00	25,000	16,666

		32,210	23,876

Stock options issued and outstanding to the Company’s outside directors at June 2009 are summarized as follows:

		Number of
		Options	Number
Date	Exercise Price	Outstanding	Exercisable
Fiscal 2002	$26.94	834	834
Fiscal 2003	$28.26	834	834

		1,668	1,668

The following summarizes all stock options outstanding at June 2009:

			Remaining		Exercisable
	Exercise	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
	Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
1999 Options	$45.68	917	0.21 years	$45.68	917	$45.68
2000 Options	$34.50	3,123	0.95 years	$34.50	3,123	$34.50
2002 Options	$26.94	834	3.12 years	$26.94	834	$26.94
2003 Options	$28.26-$28.80	4,004	3.49 years	$28.69	4,004	$28.69
2007 Options	$18.00	25,000	7.45 years	$18.00	16,666	$18.00

		33,878		$21.75	25,544	$22.98

The following is a summary of the activity of the stock plans for the nine months ended June 2009:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2008	42,120	$26.80
Granted	—	—
Exercised	—	—
Expired	(8,242)	$47.54

Outstanding at June 2009	33,878	$21.75

Options exercisable at end of period	25,544

The Company’s stock options have varying vesting schedules, ranging up to five years and expiring ten years subsequent to the grant date. Net income before income taxes included compensation expense related to stock options of approximately $0.03 million for three months ended June 2009 and June 2008, and $0.1 million for the nine months ended June 2009 and June 2008. Total unamortized compensation expense related to stock options at June 2009 totaled approximately $0.1 million. This unamortized stock expense is expected to be amortized over approximately the next nine months (the expected weighted-average period).

Omnibus Plan
The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash.
Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards as summarized below:

	Restricted Stock /1/	Restricted Stock /2/
Date of award:	December 6, 2007	January 29, 2008
Number of shares:	24,000	7,500
Service period:	34 months	36 months
Estimated fair value of award at grant date/3/:	$963,000	$229,000
Intrinsic value of awards outstanding at June 2009:	$656,000	$205,000

/1/	8,000 shares were vested at June 2009. The remaining 16,000 shares will vest in equal amounts (8,000 per year) on October 16, 2009 and October 16, 2010.

/2/	2,500 shares were vested at June 2009. The remaining 5,000 shares will vest in equal amounts (2,500 per year) on January 29, 2010 and January 29, 2011.

/3/	Amount is net of estimated forfeitures.
There is no direct cost to the recipients of the restricted stock awards, except for any applicable taxes. The restricted stock held by recipients are entitled to full voting rights and the customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. All cash dividends and/or distributions payable to restricted stock recipients will be held in escrow until all the conditions of vesting have been met.
The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before income taxes included compensation expense of $0.1 million and $0.3 million for the three and nine months ended June 2009, respectively, and $0.1 million and $0.2 million for the three and nine months ended June 2008, respectively. Total unamortized compensation expense related to restricted stock awards at June 2009 was approximately $0.6 million. This unamortized compensation expense is expected to be amortized over approximately the next seventeen months (the expected weighted-average period).

The following summarizes restricted stock activity under the Omnibus Plan for the nine months ended June 2009:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Nonvested restricted stock at September 2008	31,500	$40.16
Granted	—	—
Vested/Issued	(10,500)	$40.16
Expired	—	—

Nonvested restricted stock at June 2009	21,000	$40.16

10. BUSINESS SEGMENTS
AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores’ operations are aggregated to comprise the retail segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the “Other” column is intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

	Wholesale
	Distribution	Retail	Other /1/	Consolidated
THREE MONTHS ENDED JUNE 2009:
External revenue:
Cigarettes	$175,859,941	$—	$—	$175,859,941
Confectionery	17,248,948	—	—	17,248,948
Health food	—	9,059,300	—	9,059,300
Tobacco, food service & other	40,649,738	—	—	40,649,738

Total external revenue	233,758,627	9,059,300	—	242,817,927
Depreciation	223,275	49,228	1,147	273,650
Operating income (loss)	4,661,114	888,437	(1,559,355)	3,990,196
Interest expense	132,192	133,692	102,164	368,048
Income (loss) from continuing operations before taxes	4,536,746	765,176	(1,636,174)	3,665,748
Total assets	77,693,924	11,517,275	989,112	90,200,311
Capital expenditures	223,251	63,569	—	286,820

THREE MONTHS ENDED JUNE 2008:
External revenue:
Cigarettes	$156,409,915	$—	$—	$156,409,915
Confectionery	16,778,331	—	—	16,778,331
Health food	—	9,810,444	—	9,810,444
Tobacco, food service & other	40,398,702	—	—	40,398,702

Total external revenue	213,586,948	9,810,444	—	223,397,392
Depreciation	256,941	76,400	707	334,048
Amortization	—	6,935	—	6,935
Operating income (loss)	3,253,230	775,679	(1,067,101)	2,961,808
Interest expense	157,599	211,524	266,400	635,523
Income (loss) from continuing operations before taxes	3,102,724	575,021	(1,333,502)	2,344,243
Total assets	76,941,902	11,756,379	5,401,427	94,099,708
Capital expenditures	101,977	22,135	—	124,112

	Wholesale
	Distribution	Retail	Other /1/	Consolidated
NINE MONTHS ENDED JUNE 2009:
External revenue:
Cigarettes	$464,141,853	$—	$—	$464,141,853
Confectionery	47,377,945	—	—	47,377,945
Health food	—	27,604,903	—	27,604,903
Tobacco, food service & other	116,512,835	—	—	116,512,835

Total external revenue	628,032,633	27,604,903	—	655,637,536
Depreciation	716,427	165,105	3,440	884,972
Operating income (loss)	12,130,097	2,552,606	(4,036,869)	10,645,834
Interest expense	391,236	443,550	431,048	1,265,834
Income (loss) from continuing
operations before taxes	11,766,639	2,140,075	(4,442,571)	9,464,143
Total assets	77,693,924	11,517,275	989,112	90,200,311
Capital expenditures	526,281	257,940	—	784,221

NINE MONTHS ENDED JUNE 2008:
External revenue:
Cigarettes	$438,088,121	$—	$—	$438,088,121
Confectionery	44,399,849	—	—	44,399,849
Health food	—	29,861,462	—	29,861,462
Tobacco, food service & other	112,122,867	—	—	112,122,867

Total external revenue	594,610,837	29,861,462	—	624,472,299
Depreciation	731,261	283,543	1,661	1,016,465
Amortization	—	26,801	—	26,801
Operating income (loss)	8,387,321	2,964,701	(3,062,020)	8,290,002
Interest expense	569,564	794,050	991,269	2,354,883
Income (loss) from continuing
operations before taxes	7,845,094	2,205,078	(4,024,616)	6,025,556
Total assets	76,941,902	11,756,379	5,401,427	94,099,708
Capital expenditures	509,447	157,821	—	667,268
/1/	Includes intercompany eliminations, charges incurred by the holding company, and the assets of discontinued operations.
11. SUBSEQUENT EVENT:
Credit Facility Amendment
In July 2009, the Company amended its revolving credit facility to remove the lender’s restriction on the redemption of Series A and B Preferred Stock among other things. The amendment allows the Company to redeem Series A and/or B Preferred Stock provided that the Company has average excess availability of $5.0 million for the thirty day period immediately prior to such purchase and after giving effect to any such purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:
•
increases in state and federal excise taxes on cigarette and tobacco products, including recent increases in federal excise taxes imposed in connection with the State Children’s Health Insurance Program (“SCHIP”) law,

•	regulation of cigarette and tobacco products by the U.S. Food and Drug Administration (“FDA”), in addition to existing state and federal regulations by other agencies,
•	increases in manufacturer prices,
•	increases in inventory carrying costs and customer credit risk,
•	changes in promotional and incentive programs offered by manufacturers,
•	decreased availability of capital resources
•	demand for the Company’s products, particularly cigarette and tobacco products,
•	new business ventures,
•	domestic regulatory and legislative risks,
•	competition,
•	poor weather conditions,
•	increases in fuel prices,
•	consolidation trends within the convenience store industry,
•	other risks over which the Company has little or no control, and any other factors not identified herein.
Changes in these factors could result in significantly different results. Consequently, future results may differ from management’s expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance. Any forward-looking statement contained herein is made as of the date of this document. Except as required by law, the Company undertakes no obligation to publicly update or correct any of these forward-looking statements in the future to reflect changed assumptions, the occurrence of material events or changes in future operating results, financial conditions or business over time.

CRITICAL ACCOUNTING ESTIMATES
Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the nine months ended June 2009.
THIRD FISCAL QUARTER 2009 OVERVIEW (Q3 2009)
The following discussion and analysis includes the Company’s results of operations from continuing operations for the three and nine months ended June 2009 and June 2008. Continuing operations are comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations has been presented following our analysis of continuing operations.
Wholesale Distribution Segment (ADC)
Our wholesale distribution segment (ADC) represents approximately 96% of the Company’s consolidated sales. ADC serves approximately 4,000 retail outlets in the Great Plains and Rocky Mountain regions and is ranked as a top ten convenience store supplier according to Convenience Store News. While we provide our retailers with a broad selection of merchandise in all product categories, we remain largely dependent on cigarette sales, which account for approximately 74% of ADC’s total sales.
The wholesale distribution industry is mature and highly competitive. To differentiate itself, ADC leverages a number of strategies focused around market-leading customer service programs and flexible delivery capabilities. These strategies have helped position ADC as a distributor of choice for small independent retail outlets, as well as multi-location retail outlets.
ADC has significant alliances with the major cigarette manufacturers which we believe control over 90% of the cigarette industry volume. While some of our competitors have focused on the lower-priced cigarette brands, ADC has made a conscious decision to support and grow our national brand segment and align our business with the major players in the industry. We believe that it is important not to compete against the major cigarette manufacturers because of their commitment to maintaining market share.
Retail Health Food Segment
AMCON’s retail health food stores, which are operated as Chamberlin’s Market & Cafe (“Chamberlin’s” or “CNF”) and Akin’s Natural Foods Market (“Akin’s” or “ANF”), offer thousands of different product selections to their customers. Chamberlin’s, which was established in 1935, is an award-winning and highly-acclaimed chain of six health and natural product retail stores, all offering an extensive selection of natural supplements and herbs, baked goods, dairy products, and organic produce. Chamberlin’s operates all of its stores in and around Orlando, Florida.

Akin’s, established in 1935, is also an award-winning chain of seven health and natural product retail stores, each offering an extensive line of natural supplements and herbs, dairy products, and organic produce. Akin’s has locations in Tulsa and Oklahoma City, Oklahoma; Lincoln, Nebraska; Springfield, Missouri; and Topeka, Kansas.
Business Update — General
Economic conditions continue to impact consumer confidence and discretionary spending patterns across the states in which we operate. Customers in both of our businesses are increasingly value-conscious and price-sensitive. Accordingly, we have undertaken a number of initiatives to highlight the value propositions we offer customers in a number of areas such as pricing, exclusive product offerings, and the delivery of customized technology solutions.
Forward looking, we believe that a combination of economic and regulatory factors and the potential of higher fuel prices will pressure sales, gross margins, and operating profits into the foreseeable future. However, we believe our conservative strategy of cost containment, aggressively targeting new business, and maintaining liquidity, will position us well to capture market share, execute strategic acquisitions, and maximize shareholder returns.
Business Update — Wholesale Distribution Segment
Our Wholesale Segment remains intensely competitive. Industry-wide, gross margin erosion has prompted aggressive bidding from competing distributors as consolidation trends in the convenience store industry persist. We believe the demand for cigarettes will continue to decrease based on legislative actions such as higher excise taxes, smoking bans, and FDA regulation, as well as a general decline in the number of smokers in the United States.
In April 2009, significant increases in the federal excise taxes were imposed on cigarette and tobacco products in conjunction with the State Children’s Health Insurance Program law (“SCHIP”). Additionally, in June 2009 new legislation was signed into law which provides the FDA with broad authority to regulate the manufacture, distribution, marketing, and sale of cigarette and tobacco products. On a long-term basis, we believe these items will decrease the demand for cigarette and tobacco products, while at the same time increasing the Company’s inventory carrying costs and customer credit risks.
Business Update — Retail Health Food Segment
Sales in our Retail Health Food Segment have been negatively impacted by weakness in both of our geographic markets. In particular, sales in our Florida stores have been hurt by the severe economic downturn in that state, in addition to increased competition from other natural food chains.
In the near term, our retail segment faces a challenging operating environment as consumer behavior has been adversely impacted by the current recession. In response, we have worked to better align our cost structure to demand, while reemphasizing the value choices found throughout our stores, such as our private label offerings and other product lines unique to our stores.

On a long-term basis, we believe the prospects for the natural foods industry remain attractive and we continue to evaluate potential sites for future locations. Consumer demand appears to have stabilized at the current time, however, management can not guarantee that a further deterioration in the business conditions will not negatively impact sales.
Q3 2009 Highlights
During Q3 2009, the Company:
•	reported a $1.0 million increase in operating income before income taxes as compared to Q3 2008.
•	recognized a $4.7 million pre-tax gain on a disposal transaction whereby CPH exchanged a $5.0 million note receivable which it held and was due from TSI, for the operating assets of TSI.
•	recognized a $2.7 million pre-tax gain on the settlement and full satisfaction of notes payable due from TSI.
•
recognized income from continuing operations per basic share of $3.97 and $2.57 for the three months ended June 2009 and June 2008, respectively, and $9.78 and $6.50 for the nine months ended June 2009 and June 2008, respectively.

•
recognized income (loss) from discontinued operations per basic share of $8.52 and ($0.18) for the three months ended June 2009 and June 2008, respectively, and $8.17 and ($0.54) for the nine months ended June 2009 and June 2008, respectively.

•	paid dividends on common shares totaling $57,040 or $0.10 per share.
RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 2009:

	For the three months
	ended June
			Incr
	2009	2008	(Decr)	% Change
CONSOLIDATED:
Sales /1/	$242,817,927	$223,397,392	$19,420,535	8.7
Cost of sales	225,753,469	207,135,083	18,618,386	9.0
Gross profit	17,064,458	16,262,309	802,149	4.9
Gross profit percentage	7.0%	7.3%
Operating expense	13,074,262	13,300,501	(226,239)	(1.7)
Operating income	3,990,196	2,961,808	1,028,388	34.7
Interest expense	368,048	635,523	(267,475)	(42.1)
Income tax expense	1,411,000	857,000	554,000	64.6
Income from continuing operations before income taxes	2,254,748	1,487,243	767,505	51.6

BUSINESS SEGMENTS:
Wholesale
Sales	$233,758,627	$213,586,948	$20,171,679	9.4
Gross profit	13,311,241	12,271,878	1,039,363	8.5
Gross profit percentage	5.7%	5.7%
Retail
Sales	$9,059,300	$9,810,444	$(751,144)	(7.7)
Gross profit	3,753,217	3,990,431	(237,214)	(5.9)
Gross profit percentage	41.4%	40.7%

/1/	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $3.7 million in Q3 2009 and $3.8 million in Q3 2008.

SALES — Q3 2009 vs. Q3 2008 (continuing operations)
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

Sales in our wholesale distribution segment (“wholesale”) increased $20.2 million in Q3 2009 as compared to Q3 2008. This change included a $19.5 million increase in cigarette sales and a net $0.7 million increase in our tobacco, beverages, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).
Significant items impacting our Q3 2009 wholesale segment sales included:
•
$31.6 million increase in cigarette sales due to price increases implemented by manufacturers, partially offset by a $12.1 million decrease in cigarette sales primarily resulting from a reduction in cigarette cartons sold as compared to Q3 2008.

•
$0.7 million net increase in our Other Products category sales over Q3 2008, primarily the result of higher tobacco and confectionary sales, partially offset by a decrease in our food service sales category.

Sales in our retail health food segment decreased approximately $0.8 million in Q3 2009 as compared to Q3 2008. This decrease was primarily related to lower sales volumes in our highly perishable and refrigerated food categories, particularly in our Florida retail stores, which have been impacted by a severe regional economic downturn and increased competition from other natural food chains.
GROSS PROFIT — Q3 2009 vs. Q3 2008 (continuing operations)
Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales. Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.
Gross profit in our wholesale segment increased $1.0 million in Q3 2009 as compared to the same prior year period. During Q3 2009, our wholesale gross profit benefitted by approximately $1.6 million primarily due to improved margins resulting from tobacco manufacturers’ price increases. While the overall demand for cigarettes has been declining, the Company has benefitted short term from improved profit margins. We believe these improved margins will revert to historical norms over time. The remaining change in our wholesale segment gross profit is primarily attributable to the net impact of changes in manufacturer promotional allowances, product mix sold, and lower cigarette carton shipment volumes.
Gross profit for the retail health segment decreased $0.2 million in Q3 2009 as compared to Q3 2008. This decrease was primarily related to lower sales volume.

OPERATING EXPENSE — Q3 2009 vs. Q3 2008 (continuing operations)
Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance and professional fees.
Q3 2009 operating expenses decreased approximately $0.2 million as compared to Q3 2008. This change was primarily the result of a $0.6 million reduction in fuel costs and a $0.2 million decrease in other operating expenses. These items were partially offset by a $0.6 million increase in compensation costs.
INTEREST EXPENSE — Q3 2009 vs. Q3 2008 (continuing operations)
Q3 2009 interest expense decreased $0.3 million as compared to the same prior year period. This change was principally related to lower interest rates and average borrowings on the Company’s credit facility. In Q3 2009, average interest rates and borrowings on the Company’s revolving credit facility were 2.01% and $5.3 million lower, respectively, as compared to Q3 2008.
RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 2009:

	For the nine months
	ended June
			Incr
	2009	2008	(Decr)	% Change
CONSOLIDATED:
Sales	$655,637,536	$624,472,299	$31,165,237	5.0
Cost of sales	605,481,395	577,272,429	28,208,966	4.9
Gross profit	50,156,141	47,199,870	2,956,271	6.3
Gross profit percentage	7.6%	7.6%
Operating expenses	39,510,307	38,909,868	600,439	1.5
Operating income	10,645,834	8,290,002	2,355,832	28.4
Interest expense	1,265,834	2,354,883	(1,089,049)	(46.2)
Income tax expense	3,614,000	2,226,000	1,388,000	62.4
Income from continuing operations before income taxes	5,850,143	3,799,556	2,050,587	54.0

BUSINESS SEGMENTS:
Wholesale
Sales	$628,032,633	$594,610,837	$33,421,796	5.6
Gross profit	38,749,866	34,746,287	4,003,579	11.5
Gross profit percentage	6.2%	5.8%
Retail
Sales	$27,604,903	$29,861,462	$(2,256,559)	(7.6)
Gross profit	11,406,275	12,453,583	(1,047,308)	(8.4)
Gross profit percentage	41.3%	41.7%

/1/
Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $11.6 million for the nine months ended June 2009 and $11.2 million for the nine months ended June 2008.

SALES — Nine Months Ended June 2009 (continuing operations)
Sales in our wholesale distribution segment increased $33.4 million for the nine months ended June 2009 as compared to the same prior year period. This change included a $26.1 million increase in cigarette sales and a net $7.3 million increase in Other Products.
Significant items impacting our wholesale segment sales for the nine months ended June 2009 included:
•
$44.7 million increase in cigarette sales due to price increases implemented by manufacturers, partially offset by a $18.6 million decrease in cigarette sales primarily resulting from a reduction in cigarette cartons sold as compared to the same prior year period.

•	$7.3 million net increase in our Other Products category sales over same prior year period, primarily the result of higher tobacco, confectionary, food service, and store supplies sales.
Sales in our retail health food segment decreased approximately $2.3 million for the nine months ended June 2009 as compared to the same prior year period. This decrease was primarily related to lower sales volumes in our highly perishable and refrigerated food categories, particularly in our Florida retail stores, which have been impacted by a severe regional economic downturn and increased competition from other natural food chains.
GROSS PROFIT — Nine Months Ended June 2009 (continuing operations)
Gross profit in our wholesale segment increased $4.0 million for the nine month period ended June 2009 as compared to the same period in the prior year. For the nine months ended June 2009, our wholesale gross profit benefitted approximately $4.2 million primarily due to improved margins resulting from tobacco manufacturers’ price increases. While the overall demand for cigarettes has been declining, the Company has benefitted short term from improved margins. We believe these improved margins will revert to historical norms over time. The remaining change in our wholesale segment gross profit is primarily attributable to the net impact of changes in manufacturer promotional allowances and product mix sold, as well as lower cigarette carton shipment volumes.
Gross profit for the retail health segment decreased $1.0 million for the nine month period ended June 2009. This decrease was primarily related to lower sales volume.
OPERATING EXPENSE — Nine Months Ended June 2009 (continuing operations)
Operating expenses for the nine month period ended June 2009 increased approximately $0.6 million as compared to the same prior year period. Significant items impacting operating expenses included a $0.9 million increase in compensation costs, a $0.5 million increase in health insurance costs, and a $0.1 million increase in other operating expenses. These items were partially offset by a $0.9 million decrease in fuel costs.

INTEREST EXPENSE — Nine Months Ended June 2009 (continuing operations)
Interest expense for nine months ended June 2009 decreased approximately $1.1 million as compared to the same prior year period. This change was principally related to lower interest rates and average borrowings on the Company’s credit facility. For the nine months ended June 2009, average interest rates and borrowings on the Company’s revolving credit facility were 2.76% and $4.0 million lower, respectively, as compared to the same prior year period.
DISCONTINUED OPERATIONS — Three and Nine Months Ended June 2009
As discussed further in Note 2, in May 2009 TSI closed a transaction whereby CPH exchanged a $5.0 million note receivable which it held and was due from TSI, for the operating assets of TSI. The Company recorded a $4.7 million pre-tax gain in conjunction with this transaction.
Simultaneous with the closing of the CPH transaction discussed above, the Company fully settled and satisfied $2.7 million in related party notes payable plus accrued interest in exchange for cash payments of approximately $0.8 million. The Company has recorded a $2.7 million pre-tax gain related to this transaction.
A summary of discontinued operations for the three and nine month periods is as follows:

	Three months ended		Nine months ended
	June		June
	2009	2008	2009	2008
Operating income (loss)	$20,105	$(40,791)	$(65,458)	$(122,731)
Interest expense	—	(114,750)	(230,012)	(344,250)
Gain on asset disposal and debt settlement	7,381,264	—	7,381,264	—
Income tax expense (benefit)	2,722,000	(57,000)	2,606,000	(175,000)
Gain (loss) from discontinued operations	4,679,369	(98,441)	4,479,894	(291,881)
LIQUIDITY AND CAPITAL RESOURCES
Overview
Operating Activities: The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. For the nine months ended June 2009, the Company generated cash of approximately $13.5 million from operating activities. The cash generated primarily resulted from higher overall earnings, a decrease in inventory, and an increase in accrued expenses and income taxes payable. These items were partially offset by an increase in accounts receivable.
Investing Activities: The Company used cash of approximately $0.7 million for investing activities during the nine month period ended June 2009. Cash used was primarily for capital expenditures related to property and equipment purchases.

Financing Activities: The Company used cash of $12.8 million for financing activities during the nine months ended June 2009. Of this amount, $9.0 million related to net payments on the Company’s credit facility, $2.0 million related to the redemption of the Company’s Series C Convertible Preferred Stock, $0.6 million related to principal payments on long-term debt, $0.4 million related to dividends on the Company’s common and preferred stock, and $0.8 million related to principal payments on long-term debt classified as discontined operations.
Cash on Hand/Working Capital: At June 2009, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of $34.0 million. This compares to cash on hand of $0.5 million and working capital of $38.9 million at September 2008. The decrease in working capital from September 2008 is primarily related to the SCHIP floor stocks tax liability discussed below and an increase in income taxes payable. The impact of these items on working capital was partially offset by the TSI transactions also discussed below.
SCHIP Floor Stocks Tax
During the Company’s second fiscal quarter (Q2 2009), the Company recorded a $1.7 million liability payable to the United States Alcohol and Tobacco Tax and Trade Bureau (“TTB”) in connection with a floor stocks tax imposed as part of the State Children’s Health Insurance Program law. The floor stocks tax is due by July 31, 2009 and its payment is not expected to have a material impact on the Company’s overall liquidity position.
TSI Transactions
As discussed further in Note 2, in May 2009 the Company closed a transaction whereby CPH exchanged a $5.0 million note receivable which it held and was due from TSI, for the operating assets of TSI. Simultaneous with the closing of this transaction, the Company also fully settled and satisfied $2.7 million in related party notes payable, plus accrued interest, due from TSI in exchange for cash payments of approximately $0.8 million. These transactions have been reflected in the Condensed Consolidated Balance Sheets and Statements of Operations as a component of discontinued operations.
CREDIT AGREEMENT
The Company has a credit agreement (the “Facility”) with Bank of America, which includes the following significant terms:
•	A June 2011 maturity date.
•	A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.2 million at June 2009.
•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.
•
The Facility provides for an additional $5.0 million of credit available for certain inventory purchases. These advances bear interest at the bank’s prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

CREDIT AGREEMENT (continued)
•
Lending limits subject to accounts receivable and inventory limitations, and an unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.
•	Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.
•
The Facility includes a prepayment penalty equal to one-half of one percent (1/2%) of the original maximum loan limit ($60.4 million) if the Company prepays the entire Facility or terminates the credit agreement on or before June 30, 2010.

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at June 2009.
The Company’s maximum available credit limit for the revolving portion of the Facility was $51.9 million at June 2009, however, the amount available for use at any given time is subject to a number of factors including eligible accounts receivable and inventory balances.
At June 2009, the outstanding balance on the revolving portion of the Facility was $26.0 million and based on our collateral and loan limits as defined in the Facility agreement, the Company’s availability under the Facility was approximately $25.9 million.
Approximately $6.0 million of the Company’s Facility balance bore interest based on the bank’s prime rate of 3.25% at June 2009 and approximately $20.0 million bore interest based on various short-term LIBOR rate elections made by the Company. These LIBOR interest rate elections had an average rate of 2.97% at June 2009.
For the nine month period ended June 2009, our peak borrowings under the Facility were $38.4 million and our average borrowings and average availability were $31.8 and $18.8 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on collateralized assets.
Cross Default and Co-Terminus Provisions
The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Redemption of Series C Convertible Preferred Stock
In February 2009, the holder of the Company’s Series C Convertible Preferred Stock (“Series C”) exercised its redemption right for all 80,000 issued and outstanding shares of Series C. The Series C issuance had been outstanding since 2006, paid a dividend of 6.00% per annum, and was convertible into 146,842 shares of common stock. The Company paid the liquidation value, or $2.0 million, plus accumulated and unpaid dividends to fully redeem all of the outstanding shares. The redemption was funded by our credit facility and satisfied all of the Company’s obligations under the Series C Convertible Preferred Stock Agreement.
Dividend Payments
In April 2009, the Company declared cash dividends of $0.10 per common share to shareholders of record as of May 4, 2009. Cash dividends paid to common shareholders for the three and nine months ended June 2009 totaled $57,040 and $171,119, respectively.
Cash dividends paid on the Company’s convertible preferred stock issuances (Series A, Series B, and Series C) for the three and nine month periods ended June 2009 totaled $74,053 and $272,159, respectively. See Note 3 to the condensed consolidated unaudited financial statements for further information regarding these securities.
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s Form 10-K for the fiscal period ended September 30, 2008, except as disclosed in this quarterly report on Form 10-Q regarding the redemption of the Company’s Series C Convertible Preferred Stock and the TSI debt settlements discussed in Note 2.
OTHER
AMCON has issued a letter of credit for $0.8 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Liquidity Risk
The Company’s liquidity position is significantly influenced by its ability to maintain sufficient levels of working capital. For our Company and industry in general, customer credit risk and ongoing access to bank credit present important risk factors towards overall liquidity.
The Company’s credit facility with Bank of America expires in June 2011. We believe the Company continues to have a strong working relationship with that financial institution and have maintained compliance with all related debt covenants. The Company also aggressively monitors its customer credit risk to limit exposure in that area.

The Company does not currently hedge its exposure to interest rate risk or fuel costs. Accordingly, significant price movements in these areas can and do impact the Company’s profitability.
The Company believes its liquidity position going forward will be adequate to sustain operations. However, a precipitous change in market conditions or a further deterioration in economic conditions could materially impact the Company’s future revenue stream as well as its ability to collect on customer accounts receivable balances and secure bank credit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.
As defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of its business operations, the Company is involved, from time to time, in commercial litigation, employment disputes, administrative proceedings, and other legal proceedings. None of these proceedings, is expected to have a material effect on the business or financial condition of the Company.
Item 1A. Risk Factors
Except as discussed below, and as previously disclosed in Item 1A on Form 10-Q for our second fiscal quarter ended March 31, 2009, there have been no material changes to the Company’s risk factors as previously disclosed in the Item 1A “Risk Factors” Form 10-K for the fiscal year ended September 30, 2008.
RISK FACTORS RELATED TO OUR WHOLESALE DISTRIBUTION SEGMENT
•	Regulation of Cigarette and Tobacco Products by the U.S. Food and Drug Administration (“FDA”) May Negatively Impact Our Operations
In June 2009, legislation was signed into law which provides the FDA with broad authority to regulate the manufacture, distribution, and sale of cigarette and tobacco products. We believe most of the new regulatory burden will fall on product manufacturers, however, the FDA may also impose regulations on wholesale distributors. If the FDA were to impose regulations on wholesale distributors, and we could not comply with such regulations, we may face remedial actions such as fines, suspension of product distribution rights, or termination of operations. If any of these events were to occur, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5. Other Information
Pursuant to a Stock Purchase Agreement dated June 29, 2009 (“Stock Purchase Agreement”) among Christopher H. Atayan and a selling group consisting of William F. Wright, Sally Wright, Aristide Investments, L.P. and Amcon Corporation, on July 1, 2009 Mr. Atayan closed the purchase of 102,964 shares of the Company’s Common Stock, $0.01 par value, and 20,000 shares of the Company’s Series A Convertible Preferred Stock, $0.01 par value, for a total purchase price of $4.5 million. Mr. Atayan advised that the source of the total consideration provided by Mr. Atayan for the Common Stock and Series A Convertible Preferred Stock was (i) $3.0 million of Mr. Atayan’s personal funds, and (ii) a Promissory Note made by Mr. Atayan to the order of William F. Wright and Aristide Investments, L.P. in the principal amount of $1.5 million. As a part of the transaction contemplated by the Stock Purchase Agreement, the selling group identified above agreed that before selling to a third party any or all of the remaining 24,175 shares of Common Stock held by the selling group, the selling group would first offer to Mr. Atayan the opportunity to purchase the shares to be sold. In addition, the selling group executed and delivered to Mr. Atayan their Irrevocable Proxy to vote all of the remaining 24,175 shares of Common Stock held by the selling group at any and all meetings of the stockholders of the Company upon any matter brought before the stockholders.

Item 6. Exhibits
(a) Exhibits
10.1	Twelfth Amendment to the Amended and Restated Loan and Security Agreement, dated July 14, 2009
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY (registrant)
Date: July 17, 2009	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 17, 2009	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer, and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Twelfth Amendment to the Amended and Restated Loan and Security Agreement, dated July 14, 2009

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act