Form 10-K
period 2009-09-30
AMCON DISTRIBUTING CO
filed 2009-11-06
CIK 928465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-15589

(Exact name of registrant as specified in its charter)

Delaware	47-0702918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7405 Irvington Road, Omaha NE (Address of principal executive offices)	68122 (Zip Code)

Registrant’s telephone number, including area code:
(402) 331-3727

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2009 was $8,581,881, computed by reference to the $25.01 closing price of such common stock equity on March 31, 2009.

As of November 2, 2009 there were 573,232 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the 2010 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A - Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The wholesale distribution segment of our Company will be separately referred to as “ADC.” The Retail Health Food Segment of our Company will be separately referred to as “Retail”.

The Company’s 2009 and 2008 fiscal years ended September 30, are herein referred to as fiscal 2009 and fiscal 2008, respectively. The fiscal year-end balance sheet dates of September 30, 2009 and September 30, 2008 are referred to herein as September 2009 and September 2008, respectively.

This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on NYSE Amex Equities (formerly the American Stock Exchange) under the symbol “DIT.” The Company operates two business segments:

•	Our wholesale distribution segment distributes consumer products in the Central and Rocky Mountain regions of the United States.

•	Our retail health food segment operates thirteen health food retail stores located throughout the Midwest and Florida.

WHOLESALE DISTRIBUTION SEGMENT

ADC serves approximately 4,200 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In November 2008, Convenience Store News ranked ADC as the eighth (8th) largest convenience store distributor in the United States based on annual sales.

ADC distributes approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products.

ADC operates five distribution centers located in Illinois, Missouri, Nebraska, North Dakota and South Dakota. These distribution centers, combined with two cross-dock facilities, contain a total of approximately 487,000 square feet of floor space. ADC’s principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Proctor & Gamble, Hershey, Mars, Quaker, and Nabisco. ADC also markets private label lines of tobacco, snuff, water, candy products, batteries, film, and other products. ADC does not maintain any long-term purchase contracts with these suppliers.

RETAIL HEALTH FOOD SEGMENT

The Company’s retail health food stores, which are operated as Chamberlin’s Market & Café (“Chamberlin’s” or “CNF”) and Akin’s Natural Foods Market (“Akin’s” or “ANF”), carry over 30,000 different national and regionally branded and private label products. These products include high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was first established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Oklahoma, Nebraska, Missouri, and Kansas.

The retail health food industry has significantly grown over the past decade as the demand for non-processed natural products (pesticide-free, hormone-free, and non-genetically modified) has grown. We believe this growth is attributable to a number of factors, including:

•	heightened awareness about the role that food and nutrition play in long-term health,

•	increasing concerns over food safety due to the presence of pesticide residues, growth hormones, and artificial ingredients found in foods purchased through traditional retail outlets,

•	growing focus on the impact of chemical additives included in consumer products such as household cleaning agents,

•	an aging population with a desire to maintain good health and quality of life.

COMPETITIVE STRENGTHS

We believe that we benefit from a number of competitive strengths, including the following:

Industry Experience

The management teams for both of our business segments include substantial depth in the areas of logistics, sales, and marketing. This experience is beneficial for the management of vendor and customer relationships as well as overall operational execution.

Flexible Distribution Capabilities and Customer Service Programs

The size and flexibility of ADC’s distribution operations strategically position it to service a broad range of customers from independent retail outlets to large multi-location retailers. Our customized customer service programs assist our customers in maximizing vendor promotions and by providing access to private label and custom food services, store layout and design consultation, and overall profitability consulting, all of which have proven particularly popular.

Unique Product Selection

Our retail health foods segment prides itself in carrying a unique and superior-quality selection of natural food products and vitamin supplements, which cannot be found in many mainstream retail outlets. Our unique product set, combined with highly trained and knowledgeable in-store associates, has created a loyal customer following in which our stores are sought out destinations, providing a personalized shopping experience.

BUSINESS STRATEGY

We have a three-pronged business strategy to drive growth and create shareholder value in which we seek to:

•	organically grow our wholesale distribution business in the regions in which we operate.

•	pursue strategic acquisition opportunities within the wholesale distribution industry.

•	judiciously expand our retail health food segment through opportunistic new store openings.

To execute against this strategy, the Company has rigorous operational processes in place that are designed to control costs, manage credit risk, and monitor inventory levels, providing the business with maximum liquidity. The success of our strategy ultimately resides on our continued ability to provide our customers with unmatched service, unique product offerings, and leading edge technologies.

PRINCIPAL PRODUCTS

Sales of cigarettes represented 71% and 70% of the Company’s consolidated revenue in fiscal 2009 and fiscal 2008, respectively. Sales of candy, beverages, food service, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 29% and 30% of consolidated revenue in fiscal 2009 and fiscal 2008, respectively.

DIVESTITURES

As discussed further in Note 2 to the Consolidated Financial Statements included in this Annual Report, in May 2009 Trinity Springs, Inc. (“TSI”), a wholly owned subsidiary and former component of the Company’s beverage segment, completed the sale of its operating assets.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 15 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION — Wholesale Distribution Segment

ADC is one of the largest distribution companies of its kind within the regions in which we operate. However, there are a number of both small and large wholesale distributors operating in the same geographical regions as ADC, resulting in a highly competitive marketplace. ADC’s principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core-Mark International (San Francisco, California), as well as regional wholesalers such as Eby-Brown LLP (Chicago, Illinois) and Farner-Bocken (Carroll, Iowa), along with a host of smaller grocery and tobacco wholesalers.

Competition within the industry is based primarily on the range and quality of the services provided, pricing, variety of products offered, and the reliability of deliveries. Our larger competitors principally compete on pricing and breadth of product offerings, while our smaller competitors focus on customer service and their delivery arrangements.

ADC believes its business model is uniquely positioned to compete with a wide range of competitors including national, regional, and local wholesalers. As the eighth (8th) largest convenience store distributor in the United States based on annual sales (according to Convenience Store News), ADC has sufficient economies of scale to offer competitive pricing as compared to national wholesalers, while its flexible distribution and support model allows it to provide superior customer service and customized merchandising solutions, which have proven particularly attractive to our smaller customers.

COMPETITION — Retail Health Food Segment

The natural food retail industry is highly fragmented, with more than 12,000 stores operating independently or as part of small retail chains. Whole Foods Market, a large natural food chain that we compete with, continues to expand through new store openings and acquisitions. Additionally, conventional supermarkets and mass market outlets are increasing their emphasis on the sale of natural food products.

SEASONALITY

Sales in the wholesale distribution industry are somewhat seasonal and tend to be higher in warm weather months during which our convenience store customers experience increased customer traffic. The warm weather months generally fall within the Company’s third and fourth fiscal quarters. Our retail health food business does not generally experience significant seasonal fluctuations in its business.

GOVERNMENT REGULATION

The Company is subject to regulation by federal, state and local governmental agencies, including the U.S. Department of Agriculture, the U.S. Food and Drug Administration (“FDA”), the Occupational Safety and Health Administration (“OSHA”), and the U.S. Department of Transportation. These regulatory agencies generally impose standards for product quality and sanitation, workplace safety, and security and distribution policies.

The Company is also subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. During fiscal 2009, a number of states as well as the federal government, increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls among other considerations.

ENVIRONMENTAL MATTERS

All of the Company’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant in either fiscal 2009 or fiscal 2008.

EMPLOYEES

At September 2009, the Company had 678 full-time and 123 part-time employees in the following areas:

Managerial	35
Administrative	97
Delivery	100
Sales & Marketing	298
Warehouse	271

Total Employees	801

All of ADC’s delivery employees in the Quincy, Illinois distribution center, representing approximately 4% of employees company-wide, are represented by the International Association of Machinists and Aerospace Workers. The current labor agreement with the union is effective through December 2011.

CORPORATE AND AVAILABLE INFORMATION

The Company’s principal executive offices are located at 7405 Irvington Road, Omaha, Nebraska 68122. The telephone number at that address is 402-331-3727 and our website address is www.amcon.com. We provide free access to the various reports we file with the United States Securities and Exchange Commission through our website. These reports include, but are not limited to, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

You may also read and copy any materials we file with the Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. You can get information about the Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov which contains reports, proxies and other company information.

ITEM 1A.	RISK FACTORS

IN GENERAL

You should carefully consider the risks described below before making an investment decision concerning our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually materializes, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Annual Report. See “Forward Looking Statements” under Item 7 of this report for a discussion of forward looking statements.

RISK FACTORS RELATED TO THE WHOLESALE BUSINESS

•	Regulation of Cigarette and Tobacco Products by the U.S. Food and Drug Administration (“FDA”) May Negatively Impact Our Operations.

In June 2009, legislation was signed into law which provided the FDA with broad new authority to regulate the manufacture, distribution, and sale of cigarette and tobacco products. While we believe most of the new regulatory burden will fall upon product manufacturers, the FDA may also impose new regulations on wholesale distributors. In one of its first major regulatory actions, the FDA banned the manufacture, shipment, and sale of certain flavored cigarettes effective September 22, 2009.

If the FDA were to impose additional regulations and we could not comply with such regulations, we could face remedial actions such as fines, suspension of product distribution rights, and/or termination of operations. Further, if the FDA were to expand product bans our future revenue stream could materially decrease. If any of these items were to occur, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•	Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2009, approximately 71% of our consolidated revenues came from the distribution of cigarettes which generated approximately 27% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise taxes, health concerns, smoking bans, and other factors, the demand for cigarettes in the United States may continue to decline. If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•	Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and/or fees have been imposed by both individual states and the federal government. Most recently (April 2009), the federal excise taxes imposed on cigarette and tobacco products was increased dramatically. The new regulatory responsibilities of the FDA may be also be funded by further increases in federal excise taxes.

Increases in excise taxes may reduce the long-term demand for cigarette and tobacco products and/or result in a sales shift from higher margin premium cigarette and tobacco products to lower margin deep-discount brands, while at the same time increasing the Company’s accounts receivable risk and inventory carrying costs. If any of these events were to occur, our results from operations, cash flow, liquidity position, and overall financial condition could be negatively impacted.

•	Divestiture and Consolidation Trends Within the Convenience Store Industry May Negatively Impact Our Operations.

Continued divestitures and consolidations within the convenience store industry reflect a trend that may result in customer losses for us if the acquiring entity is served by another wholesale distributor or we are unable to retain the business. If we were to lose a substantial volume of business because of these trends, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•	Higher Fuel Prices Could Reduce Profit Margins and Adversely Affect Our Business.

Increases in fuel prices can and do have a negative impact on our profit margins. If fuel prices increase and we are not able to meaningfully pass on these costs to customers, it could adversely impact our results of operations, business, cash flow, and financial condition.

•	The Wholesale Distribution of Cigarettes and Convenience Store Products Is Significantly Affected by Cigarette Pricing Decisions and Promotional Programs Offered by Cigarette Manufacturers.

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

•	Competition Within The Wholesale Distribution Business May Have an Adverse Effect on Our Business.

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as ADC. ADC’s principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to ADC’s. Some of our competitors have substantial financial resources and long-standing customer relationships. Heightened competition may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations, business, cash flow, and financial condition could suffer.

•	We Purchase Cigarettes from Manufacturers Covered by the Industry’s Master Settlement Agreement, Which Results in Competition from Lower Priced Sales of Cigarettes Produced by Manufacturers Who Do Not Participate in the Master Settlement Agreement.

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

•	If the Tobacco Industry’s Master Settlement Agreement Is Invalidated, or Tobacco Manufacturers Cannot Meet Their Obligations to Indemnify Us, We Could Be Subject to Substantial Litigation Liability.

In connection with the master settlement agreement, we are indemnified by the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from the sale of the tobacco products that they supply to us. However, if litigation challenging the validity of the master settlement agreement were to be successful and all or part of the master settlement agreement is invalidated, we could be subject to substantial litigation due to the sales of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we continue to be indemnified by cigarette manufacturers that are parties to the master settlement agreement, future litigation awards against such cigarette manufacturers could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations. Our results of operations, business, cash flow, and overall financial condition could be negatively impacted due to increased litigation costs and potential adverse rulings against us.

RISK FACTORS RELATED TO THE RETAIL BUSINESS

•	Increases in Retail Health Food Store Competition May Have an Adverse Effect on Our Business.

In the retail health food business, our primary competitors currently include national natural foods supermarkets, such as Whole Foods Market, specialty supermarkets, regional natural foods stores, small specialty stores, and restaurants. In addition, conventional supermarkets and mass market outlets are increasing their emphasis on the sale of natural products. Some of these potential competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting, and selling their products. Increased competition may have an adverse effect on our results of operations, business, cash flow, and financial condition as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

•	Part of Our Strategy Is to Expand Our Retail Health Food Business Through The Opening of New Stores, If We Are Unsuccessful it May Have an Adverse Effect on Our Business.

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

•	Changes in the Availability of Quality Natural and Organic Products Could Impact Our Business.

There is no assurance that quality natural and organic products including dietary supplements, fresh and processed foods and vitamins will be available to meet our future needs. If conventional supermarkets increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. Any significant disruption in the supply of quality natural and organic products could have a materially adverse impact on our overall sales and product costs.

•	Perishable Food Product Losses Could Materially Impact Our Results.

We believe our stores more heavily emphasize perishable products than conventional supermarket stores. The Company’s emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

RISK FACTORS RELATED TO THE OVERALL BUSINESS

•	A Further Deterioration in Economic Conditions May Negatively Impact Sales in Both Our Business Segments

Our results of operations and financial condition are particularly sensitive to changes in the overall economy, including the level of consumer spending. Further changes in discretionary spending patterns may decrease demand from our convenience store customers and/or impact the demand for natural food products in our retail health food stores as customers purchase cheaper product alternatives.

Additionally, many of our wholesale segment customers are thinly capitalized and their access to credit in the current business environment may be impacted by their ability to operate as a going concern, presenting additional credit risk for the Company. If the economic downturn persists or deteriorates further, it may result in lower sales and profitability as well as customer credit defaults.

•	Capital Needed for Expansion May Not Be Available.

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

•	Covenants in Our Revolving Credit Facility May Restrict Our Ability to React to Changes Within Our Business or Industry.

Our revolving credit facility imposes restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability, among other things, to incur additional indebtedness, make distributions, pay dividends, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets.

•	Failure to Meet Restrictive Covenants in Our Revolving Credit Facility Could Result in Acceleration of the Facility and We May not be Able to Find Alternative Financing.

Under our credit facility, we are required to meet certain financial ratios and tests. Our ability to comply with these covenants may be affected by factors beyond our control. If we breach, or if our lender contends that we have breached, any of these covenants or restrictions, it could result in an event of default under our revolving credit facility, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facility could terminate their commitments to make further extensions of credit under our revolving credit facility.

•	We May Not Be Able to Obtain Capital or Borrow Funds to Provide Us with Sufficient Liquidity and Capital Resources Necessary to Meet Our Future Financial Obligations.

We expect that our principal sources of funds will be cash generated from our operations and if necessary, borrowings under our revolving credit facility. However, the current and future conditions in the credit markets may impact the availability of capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future. We may require additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtain financing on terms satisfactory to us, or at all.

•	We Depend on Relatively Few Suppliers for a Large Portion of Our Products, and Any Interruptions in the Supply of the Products That We Sell Could Adversely Affect Our Results of Operations and Financial Condition.

We do not have any long-term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we sell in the quantities we request or on favorable terms. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production based on conditions beyond our control. These conditions include job actions or strikes by employees of suppliers, inclement weather, transportation interruptions, and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we sell as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

•	We May Be Subject to Product Liability Claims Which Could Adversely Affect Our Business.

We may face exposure to product liability claims in the event that the use of products sold by us is alleged to cause injury or illness. With respect to product liability claims, we believe that we have sufficient liability insurance coverage and indemnities from manufacturers. However, product liability insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying the products we sell, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insurance limits of any insurance provided by suppliers. If we do not have adequate insurance or if contractual indemnification is not available or if the counterparty cannot fulfill its indemnification obligation, product liability relating to allegedly defective products could materially adversely impact our results of operations, business, cash flow, and overall financial condition.

•	We Depend on Our Senior Management and Key Personnel.

We depend on the continued services and performance of our senior management and other key personnel, particularly Christopher H. Atayan, AMCON’s Chief Executive Officer and Chairman of the Board, and Andrew C. Plummer, AMCON’s Chief Financial Officer and Vice President. While we maintain key person life insurance policies and have employment agreements with certain key personnel, the loss of service from any of our executive officers or key employees could harm our business.

•	We Operate in a Competitive Labor Market and a Number of Our Employees Are Covered by Collective Bargaining Agreements.

We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees.

In addition, at September 2009 approximately 4% or approximately thirty employees were covered by a collective bargaining agreement with a labor organization, which expires in December 2011. If we were not able to renew our future labor agreements on similar terms, we may be unable to recover labor cost increases through increased prices or may suffer business interruptions as a result of strikes or other work stoppages.

•	We Are Subject to Significant Governmental Regulation and If We Are Unable to Comply with Regulations That Affect Our Business or If There Are Substantial Changes in These Regulations, Our Business Could Be Adversely Affected.

As a distributor and retailer of food products, we are subject to the regulation by the U.S. Food and Drug Administration (“FDA”). Our operations are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Department of Transportation and other federal, state and local agencies. Each of these regulatory authorities have broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our results of operations, business, cash flow, and financial condition would be adversely affected.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

•	The Company Has Very Few Shareholders of Record And, If this Number Drops below 300, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE Amex Equities, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock falls below 300, our obligations to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE Amex Equities. This would likely impact investors’ ability to trade in our common stock.

•	We Have Various Mechanisms in Place to Discourage Takeover Attempts, Which May Reduce or Eliminate Our Stockholders’ Ability to Sell Their Shares for a Premium in a Change of Control Transaction.

Various provisions of our bylaws and of corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed by our management and Board of Directors. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and Board of Directors. These provisions include:

•	classification of our directors into three classes with respect to the time for which they hold office;

•	supermajority voting requirements to amend the provision in our certificate of incorporation providing for the classification of our directors into three such classes;

•	non-cumulative voting for directors;

•	control by our Board of Directors of the size of our Board of directors;

•	limitations on the ability of stockholders to call special meetings of stockholders; and

•	advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The location and approximate square footage of the Company’s five distribution centers and thirteen retail stores at September 2009 are set forth below:

Location	Square Feet

Distribution — IL, MO, ND, NE & SD	487,000
Retail — FL, KS, MO, NE & OK	132,600

Total Square Footage	619,600

Our Quincy, Illinois, Bismarck, North Dakota and Rapid City, South Dakota distribution facilities are owned by ADC. Our Quincy, Bismarck and Rapid City distribution centers are subject to first mortgages by Marshall & Ilsley Bank (“M&I”). The Company leases its remaining distribution facilities, retail stores, offices, and certain equipment under noncancellable operating and capital leases. Management believes that its existing facilities are adequate for the Company’s present level of operations, however, larger facilities and additional cross-dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position

Christopher H. Atayan	49	Chairman of the Board, Chief Executive Officer, Director
Kathleen M. Evans	62	President, Director
Andrew C. Plummer	35	Vice President, Chief Financial Officer, and Secretary
Philip E. Campbell	48	Senior Vice President of Planning and Compliance
Eric J. Hinkefent	48	President of Chamberlin’s Market and Cafe and Akin’s Natural Foods Market

CHRISTOPHER H. ATAYAN has served as the Company’s Chairman of the Board since January 2008, its Chief Executive Officer since October 2006, and has been a director of the Company since 2004. From March 2006 to October 2006, he served the Company in various capacities including Vice Chairman and Chief Corporate Officer. Mr. Atayan is also a consultant to Draupnir LLC (the parent of Draupnir Capital, LLC.), has served as the Senior Managing Director of Slusser Associates, a private equity and investment banking firm, since 1988, and has been engaged in private equity and investment banking since 1982.

KATHLEEN M. EVANS has been President of the Company since 1991. Prior to that time, Ms. Evans served as Vice President of the AMCON Corporation (the former parent of the Company) from 1985 to 1991. From 1978 to 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.

ANDREW C. PLUMMER has served as the Company’s Chief Financial Officer and Secretary since January 2007. From 2004 to 2007, Mr. Plummer served the Company in various roles including Acting Chief Financial Officer, Corporate Controller, and Manager of SEC Compliance. Prior to joining AMCON in 2004, Mr. Plummer practiced public accounting, primarily with the accounting firm Deloitte and Touche, LLP.

PHILIP E. CAMPBELL has served as the Senior Vice President of Planning and Compliance for the Company since January 2007 and has provided consulting services for the Company since 2004. Prior to that time, Mr. Campbell held senior management roles in a number of companies including Franchise Concepts, Inc. where he served as Chief Financial Officer from 2001 to 2004.

Although not an executive officer of our Company, Eric. J. Hinkefent is an executive officer of two of our subsidiaries. His business experience is as follows:

ERIC J. HINKEFENT has served as President of both Chamberlin’s Natural Foods, Inc. and Health Food Associates, Inc. since October 2001. Prior to that time, Mr. Hinkefent served as President of Health Food Associates, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE Amex Equities (formerly the American Stock Exchange) under the trading symbol “DIT”. As of October 26, 2009, the closing stock price was $68.00 and there were 573,228 common shares outstanding. As of that date, the Company had approximately 360 common shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company’s common stock reported by NYSE Amex Equities for fiscal 2009 and 2008.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

4th Quarter	$63.63	$39.35	$31.25	$24.50
3rd Quarter	44.25	25.01	34.00	27.75
2nd Quarter	28.00	16.50	36.38	29.00
1st Quarter	24.50	14.00	44.00	26.74

DIVIDEND POLICY

On a quarterly basis, the Company’s Board of Directors evaluates the potential declaration of dividend payments on the Company’s common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The Company’s revolving credit facility provides that it may not pay dividends on its common shares in excess of $0.72 per common share on an annual basis.

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

The Company paid cash dividends of $228,242 or $0.40 per common share, in fiscal 2009, and $90,970 or $0.16 per common share, in fiscal 2008.

The Company has Series A and B Convertible Preferred Stock (“Convertible Preferred Stock”) outstanding at September 2009 which are not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on all series of Convertible Preferred Stock of $347,025 and $419,839 during fiscal 2009 and fiscal 2008, respectively. See Note 3 to Consolidated Financials Statements included in this Annual Report for further information regarding these securities.

COMPANY REPURCHASE OF SHARES

The Company did not repurchase shares of its common stock during fiscal 2009 or fiscal 2008. As described in the Notes to the Consolidated Financial Statements, on October 27, 2009 the Board of Directors authorized a share repurchase program which provides for the repurchase of up to 50,000 shares of AMCON’s common stock. The shares may be purchased from time to time in open market or in negotiated transactions.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for our continuing operations for the twelve month periods ended September 2009 and September 2008.

A separate discussion of our discontinued operations has been presented within this Item 7. Accordingly, the sales, gross profit, selling, general and administrative, depreciation and amortization, direct interest, other expenses, and income tax benefit for discontinued operations have not been included in our analysis of continuing operations. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

Business Update — General

Economic conditions continue to impact consumer confidence and discretionary spending patterns across the states in which we operate. Customers in both of our businesses are increasingly value-conscious and price-sensitive. Accordingly, we have undertaken a number of initiatives designed to highlight the value propositions we offer customers in a number of areas such as exclusive product offerings and the delivery of customized technology solutions at competitive prices.

Forward looking, we believe that a combination of economic and regulatory factors and the potential of higher fuel prices could adversely affect our sales, gross margins, and operating profits into the foreseeable future. However, we are hopeful that our conservative strategy of cost containment, aggressively targeting new business, and maintaining maximum liquidity, will position us well to capture market share, execute strategic acquisitions and open new retail stores and ultimately increase shareholder value.

Business Update — Wholesale Distribution Segment

The wholesale distribution industry is mature and continues to be intensely competitive. We expect future sales and profitability will be pressured by a number of prominent trends:

Declining revenue streams:  Historically, cigarette and tobacco products have represented one of the largest sales categories for convenience stores and their distributors alike. Recent legislative actions such as excise tax increases, smoking bans, as well as a general decline in the number of smokers in the United States, has decreased demand for these products.

In April 2009, significant increases in the federal excise taxes were imposed on cigarette and tobacco products in conjunction with the State Children’s Health Insurance Program law (“SCHIP”). Additionally, in June 2009 new legislation was signed into law which provided the FDA with broad new authority to regulate the manufacture, distribution, marketing, and sale of cigarette and tobacco products. In one of its first major regulatory actions, the FDA banned the manufacture, shipment, and sale of certain flavored cigarettes effective September 22, 2009.

On a long-term basis, we believe these factors will reduce the demand for cigarette and tobacco products, while at the same time increasing the Company’s inventory carrying costs and customer credit risk.

Gross Profit Erosion:  Efforts to retain and capture market share have prompted aggressive pricing and have resulted in gross profit erosion industry-wide.

We believe the long-term implications of these trends may be detrimental to smaller distributors. A combination of declining revenue streams, gross profit erosion, and limited access to credit and/or new capital may force many distributors from the market, resulting in substantial industry consolidation. As one of the nation’s largest wholesale distributors, we believe the Company is well positioned to capitalize on these trends and expand our strategic footprint.

Business Update — Retail Health Food Segment

Sales in our retail health food segment have been negatively impacted by weaknesses in both of our geographic markets. In particular, sales in our Florida stores have been hurt by the severe economic downturn in that state, in addition to increased competition from other natural food chains.

In the near term, our retail segment faces a challenging operating environment as consumer behavior has been adversely impacted by the recession. In response, we have worked to better align our cost structure to demand, while reemphasizing the value choices found throughout our stores, such as our private label offerings and other product lines unique to our stores.

Despite the impact of the recession, we believe the long-term prospects for this segment remain attractive and we will continue to pursue growth through ongoing evaluations of potential new locations. If health food retailers can demonstrate value and provide consumers with affordable choices, we believe overall demand for natural food products will rebound as the current adverse economic conditions dissipate.

Significant Events In Fiscal 2009

During fiscal 2009, the Company:

•	recorded income from continuing operations after income taxes of $8.5 million, a $2.9 million increase over fiscal 2008.

•	recorded net income available to common shareholders of $12.4 million, an increase of $7.5 million over fiscal 2008.

•	benefited by approximately $5.8 million in additional gross profit as a result of price increases implemented by cigarette and tobacco manufacturers.

•	successfully completed the sale of TSI’s operating assets while simultaneously settling $2.7 million, plus accrued interest, in TSI related party notes for approximately $0.8 million. The Company recognized pre-tax gains of $4.7 million and $2.7 million, respectively, related to the transactions.

•	fully redeemed its Series C Convertible Preferred Stock for $2.0 million plus accrued and unpaid dividends, reducing potential shareholder dilution that could have resulted from the conversion of such preferred stock into 146,842 common shares.

•	reduced total borrowings on its revolving credit facility to $22.8 million, a $12.4 million decrease as compared to September 2008.

•	reduced total long-term debt for continuing and discontinued operations to $6.5 million, a $8.5 million decrease as compared to September 2008.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2009 and 2008:

	Fiscal Years
	2009	2008

Sales	100.0%	100.0%
Cost of sales	92.5	92.5

Gross profit	7.5	7.5
Selling, general and administrative expenses	5.7	6.0
Depreciation and amortization	0.1	0.2

Operating income	1.7	1.3
Interest expense	0.2	0.3

Income from continuing operations before income taxes	1.5	1.0
Income tax expense	0.6	0.4

Income from continuing operations	0.9	0.6
Income from discontinued operations, net of tax	0.5	—

Net income	1.4	0.6
Preferred stock dividend requirements	—	—

Net income available to common shareholders	1.4%	0.6%

	Fiscal Years		Incr
(In millions)	2009	2008	(Decr)/2/	% Change/2/

CONSOLIDATED:
Sales/1/	$907.9	$860.5	$47.5	5.5%
Cost of Sales	839.8	795.8	44.0	5.5
Gross profit	68.1	64.7	3.5	5.4
Gross profit percentage	7.5%	7.5%
Operating expense	52.8	53.0	(0.3)	(0.5)
Operating income	15.4	11.7	3.7	32.0
Interest expense	1.6	3.0	(1.4)	(45.5)
Income tax expense	5.4	3.2	2.2	68.0
Income from continuing operations	8.5	5.6	2.9	51.9
BUSINESS SEGMENTS:
Wholesale
Sales/1/	871.3	821.3	50.1	6.1
Gross profit	52.8	48.4	4.5	9.3
Gross profit percentage	6.1%	5.9%
Retail
Sales	36.6	39.2	(2.6)	(6.6)
Gross profit	15.3	16.3	(1.0)	(6.3)
Gross profit percentage	41.8%	41.7%

/1/	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $15.8 million in fiscal 2009 and $15.4 million in fiscal 2008.

/2/	Amounts calculated based on actual change in the Consolidated Statement of Operations.

SALES — Fiscal 2009 vs. Fiscal 2008 (Continuing Operations)

Changes in sales are driven by two primary components:

(i) changes to selling prices, which are largely controlled by our product suppliers, and state and federal excise taxes imposed on cigarettes and tobacco products; and

(ii) changes in the volume of products sold to our customers, either due to a change in purchasing patterns resulting from consumer preferences or the fluctuation in the comparable number of business days in our reporting period.

Sales in our wholesale distribution segment increased $50.1 million in fiscal 2009 as compared to fiscal 2008. This change included a $42.3 million increase in cigarette sales and a net $7.8 million increase in sales of tobacco, beverages, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).

Significant items impacting our fiscal 2009 wholesale segment sales included:

•	$78.1 million increase in cigarette sales due to price increases implemented by manufacturers, partially offset by a $35.8 million decrease in cigarette sales, primarily resulting from a reduction in cigarette cartons sold as compared fiscal 2008. According to studies by the American Wholesale Marketers Association, the demand for cigarettes has been declining since 1980. During fiscal 2009, we believe the collective impact of economic conditions, smoking bans, and a dramatic increase in the federal excise taxes imposed on cigarettes, accelerated declining demand trends for cigarettes. We expect that overall demand for cigarettes will continue to decline into the foreseeable future based on the aforementioned considerations and the prospect of more restrictive FDA regulations, which may include aggressive bans on the sale of certain cigarette and tobacco products.

•	$7.8 million net increase in our Other Products category sales as compared to fiscal 2008. This increase was primarily the result of higher tobacco and confectionary sales.

Sales in our retail health food segment decreased approximately $2.6 million in fiscal 2009 as compared to fiscal 2008. This decrease was primarily related to lower sales volumes in our highly perishable and refrigerated food categories, particularly in our Florida retail stores, which have been impacted by a severe regional economic downturn and increased competition from other natural food chains.

GROSS PROFIT — Fiscal 2009 vs. Fiscal 2008 (Continuing Operations)

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

Gross profit in our wholesale segment increased $4.5 million in fiscal 2009 as compared to the same prior year period. During fiscal 2009, our wholesale gross profit benefitted by approximately $5.8 million primarily due to improved margins resulting from price increases by cigarette and tobacco manufacturers. Offsetting this increase, was $1.3 million decrease in gross profit primarily due to the net impact of lower cigarette carton volumes and changes in both promotional allowances and product mix sold.

The Company has benefitted over the past fiscal year from improved profit margins on cigarette and tobacco products. On a long-term basis, however, we believe our gross profit margins will revert back to historical norms based on declining demand trends and competitive pressures industry-wide.

Gross profit for the retail health segment decreased $1.0 million in fiscal 2009 as compared to fiscal 2008. This decrease was primarily related to lower sales volume.

OPERATING EXPENSE — Fiscal 2009 vs. Fiscal 2008 (Continuing Operations)

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

Operating expenses decreased approximately $0.3 million in fiscal 2009 as compared to fiscal 2008. Significant items impacting operating expenses included a $1.5 million increase in compensation costs and a $0.4 million increase in health insurance costs. These items were offset by a $1.5 million decrease in fuel costs, a $0.2 million decrease in depreciation expense, and a $0.5 million reduction in other operating expenses.

INTEREST EXPENSE — Fiscal 2009 vs. Fiscal 2008 (Continuing Operations)

Fiscal 2009 interest expense decreased $1.4 million as compared to fiscal 2008. This change was principally related to lower interest rates and average borrowings on the Company’s credit facility. In fiscal 2009, the Company’s average interest rates and average borrowings on its revolving credit facility were 2.7% and $4.2 million lower, respectively, as compared to fiscal 2008.

DISCONTINUED OPERATIONS (Fiscal 2009 vs. Fiscal 2008)

In May 2009, Trinity Springs, Inc. (“TSI”), a wholly owned subsidiary and former component of the Company’s beverage segment, and Crystal Paradise Holdings, Inc. (“CPH”) closed a transaction whereby CPH exchanged a $5.0 million note receivable (plus $0.1 million of accrued interest) which it held and was due from TSI, for the operating assets of TSI. The Company will have no continuing involvement in the related operating assets and has recorded a $4.7 million pre-tax gain ($3.0 million after tax) in conjunction with the transaction, which included the recognition of a $1.5 million deferred gain attributable to a previously executed Mutual Release and Settlement Agreement between AMCON, TSI, and CPH. The $4.7 million gain has been reflected in the Statement of Operations as a component of discontinued operations.

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

A summary of discontinued operations is as follows (dollars in millions):

	Year Ended
	September
	2009	2008

Operating loss	$(0.1)	$(0.2)
Interest expense	(0.2)	(0.2)
Gain on asset disposal and debt settlement	7.4	—
Income tax expense (benefit)	2.6	(0.1)
Gain (loss) from discontinued operations	4.5	(0.3)

Liquidity and Capital Resources

OVERVIEW

•	Operating Activities. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. During fiscal 2009, the Company generated cash of approximately $17.9 million from operating activities. The cash generated resulted from higher overall earnings, reductions in inventory and prepaid asset balances, and increases in accrued expenses and income taxes payable. These items were partially offset by an increase in accounts receivable.

Our variability in cash flows from operating activities is dependent on the timing of inventory purchases and seasonal fluctuations. For example, periodically we have inventory “buy-in” opportunities which offer more favorable pricing terms. As a result, we may have to hold inventory for a period longer than the payment terms. This generates a cash outflow from operating activities which we expect to reverse in later periods. Additionally, during the warm weather months, which is our peak time of operations, we generally carry higher amounts of inventory to ensure high fill rates and customer satisfaction.

•	Investing Activities. The Company used approximately $1.6 million of cash during fiscal 2009 for investing activities, primarily related to capital expenditures for property and equipment.

•	Financing Activities. The Company used cash of $16.5 million for financing activities during fiscal 2009. Of this amount, $12.4 million related to net payments on the Company’s credit facility, $2.0 million related to the redemption of the Company’s Series C Convertible Preferred Stock, $0.8 million related to principal payments on long-term debt, $0.6 million related to dividends on the Company’s common and preferred stock, and $0.8 million related to principal payments on long-term debt classified as discontinued operations. Offsetting these items was $0.1 million in proceeds received from the exercise of stock options.

•	Cash on Hand/Working Capital. As of September 2009, the Company had cash on hand of $0.3 million and working capital (current assets less current liabilities) of $35.7 million. This compares to cash on hand of $0.5 million and working capital of $38.9 million at September 2008. During the fiscal year the Company paid down its revolving credit facility by $12.4 million with earnings and cash generated through improved inventory management which had the impact of reducing working capital.

CREDIT AGREEMENT

The Company has a credit agreement (the “Facility”) with Bank of America, which includes the following significant terms:

•	A June 2011 maturity date.

•	A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.2 million at September 30, 2009.

•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.

•	The Facility provides for an additional $5.0 million of credit available for certain inventory purchases. These advances bear interest at the bank’s prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

•	Lending limits subject to accounts receivable and inventory limitations, and an unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•	Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

•	The Facility includes a prepayment penalty equal to one-half of one percent (1/2%) of the original maximum loan limit ($60.4 million) if the Company prepays the entire Facility or terminates the credit agreement on or before June 30, 2010.

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at September 2009.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the Company’s availability was approximately $30.1 million at September 2009 and the outstanding balance on the revolving portion of the Facility was $22.7 million. The resulting credit limit on the Facility at September 30, 2009 was $52.8 million.

At September 2009, the revolving portion of the Company’s Facility balance bore interest based on various short-term LIBOR rate elections made by the Company. These LIBOR interest rate elections had an average rate of 2.82% at September 2009.

During fiscal 2009, our peak borrowings under the Facility were $38.4 million and our average borrowings and average availability were $31.2 and $19.5 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels go up because of the borrowing limitations that are placed on collateralized assets.

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

REDEMPTION OF SERIES C CONVERTIBLE PREFERRED STOCK

In February 2009, the holder of the Company’s Series C Convertible Preferred Stock (“Series C”) redeemed all 80,000 shares of the issuance. The Series C issuance had been outstanding since 2006, paid a dividend of 6.00% per annum, and was convertible into 146,842 shares of common stock. The Company paid the liquidation value, or $2.0 million, plus accumulated and unpaid dividends to fully redeem all of the outstanding shares. The redemption was funded by our credit facility and satisfied all of the Company’s obligations under the Series C Convertible Preferred Stock Agreement.

DIVIDEND PAYMENTS

The Company paid cash dividends of $228,242, or $0.40 per common share, in fiscal 2009, and $90,970 or $0.16 per common share, in fiscal 2008.

During fiscal 2009, the Company had Series A, B, and C Convertible Preferred Stock (“Convertible Preferred Stock”) outstanding. In February 2009, the Series C Convertible Preferred Stock was fully redeemed at the election of the holder. The Company paid cash dividends related to the Convertible Preferred Stock of $347,025 and $419,839, respectively, during fiscal 2009 and fiscal 2008.

OTHER

The Company has several capital leases for office and warehouse equipment. At September 2009, the outstanding balances on the capital leases totaled approximately $0.2 million.

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

LIQUIDITY RISK

The Company’s liquidity position is significantly influenced by its ability to maintain sufficient levels of working capital. For our Company and industry in general, customer credit risk and ongoing access to bank credit heavily influence liquidity positions.

The Company’s credit facility with Bank of America expires in June 2011. We believe the Company continues to have a strong working relationship with that financial institution and has maintained compliance with all related debt covenants. The Company also aggressively monitors its customer credit risk to limit exposure in that area.

The Company does not currently hedge its exposure to interest rate risk or fuel costs. Accordingly, significant price movements in these areas can and do impact the Company’s profitability.

The Company believes its liquidity position going forward will be adequate to sustain operations. However, a precipitous change in market conditions or a further deterioration in economic conditions could materially impact the Company’s future revenue stream as well as its ability to collect on customer accounts receivable balances and to secure bank credit.

OTHER MATTERS — Critical Accounting Estimates

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2009.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

NATURE OF ESTIMATES REQUIRED.  The allowance for doubtful accounts represents our estimate of uncollectible accounts receivable at the balance sheet date. We monitor our credit exposure on a daily basis and regularly assess the adequacy of our allowance for doubtful accounts. Because credit losses can vary significantly over time, estimating the required allowance requires a number of assumptions that are uncertain.

ASSUMPTIONS AND APPROACH USED.  We estimate our required allowance for doubtful accounts using the following key assumptions.

•	Historical collections – Represented as the amount of historical uncollectible accounts as a percent of total accounts receivable.

•	Specific credit exposure on certain accounts – Identified based on management’s review of the accounts receivable portfolio and taking into account the financial wherewithal of particular customers that management deems to have a higher risk of collection.

•	Market conditions – We consider a broad range of industry trends and macro-economic issues which may impact the creditworthiness of our customers.

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

ASSUMPTIONS AND APPROACH USED.  We estimate our inventory obsolescence reserve at each balance sheet date based on the following criteria:

•	Slow moving products — Items identified as slow moving are evaluated on a case-by-case basis for impairment.

•	Obsolete/discontinued inventory — Products identified that are near or beyond their expiration dates. We may also discontinue carrying certain product lines for our customers. As a result, we estimate the market value of this inventory as if it were to be liquidated.

•	Estimated salvage value/sales price — The salvage value of the inventory is estimated using management’s evaluation of the congestion in the distribution channels and experience with brokers and inventory liquidators to determine the salvage value of the inventory.

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets consist primarily of fixed assets and intangible assets that were acquired in business combinations. Fixed assets and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Goodwill is not amortized. Impairment of segment reporting units is measured in the Company’s fourth fiscal quarter. The reporting units are valued using after-tax cash flows from operations (less capital expenditures) discounted to present value. The Company recorded no impairment charges in either fiscal 2009 or fiscal 2008.

NATURE OF ESTIMATES REQUIRED.  Management has to estimate the useful lives of the Company’s long lived assets. In regard to the Company’s impairment analysis, the most significant assumptions include management’s estimate of the annual growth rate used to project future sales and expenses.

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

The forecast of future earnings is an estimate of future financial performance based on current year results and management’s evaluation of the market potential for growth. The discount rate is a weighted average cost of capital using a targeted debt-to-equity ratio using the Industry average under the assumption that it represents our optimal capital structure and can be achieved in a reasonable time period. The terminal value is determined using a commonly accepted growth model.

INSURANCE

The Company’s insurance for workers’ compensation, general liability and employee-related health care benefits are provided through high-deductible or self-insured programs. As a result, the Company accrues for its workers’ compensation liability based upon claim reserves established with the assistance of a third-party administrator, which are then trended and developed. The reserves are evaluated at the end of each reporting period. Due to the uncertainty involved with the realization of claims incurred but unreported, management is required to make estimates of these claims.

ASSUMPTIONS AND APPROACH USED.  In order to estimate our reserve for incurred but unreported claims we consider the following key factors:

Employee Health Insurance Claims

•	Historical claims experience — We review loss runs for each month to calculate the average monthly claims experience.

•	Lag period for reporting claims — Based on analysis and consultation with our third party administrator, our experience is such that we have a minimum of a one month lag period in which claims are reported.

Workers’ Compensation Insurance Claims

•	Historical claims experience – We review prior years’ loss runs to estimate the average annual expected claims and review monthly loss runs to compare our estimates to actual claims.

•	Lag period for reporting claims – We utilize the assistance of our insurance agent to trend and develop reserves on reported claims in order to estimate the amount of incurred but unreported claims. Our insurance agent uses standard insurance industry loss development models.

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

On a periodic basis, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and establish a related valuation allowance as appropriate. In performing our evaluation, we consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies. When appropriate, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized.

ASSUMPTIONS AND APPROACH USED.  In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events.

In making that estimate we consider the following key factors:

•	our current financial position;

•	historical financial information;

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years; and

•	tax planning strategies.

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

ASSUMPTIONS AND APPROACH USED.  We estimate the sales reserves using the following criteria:

•	Sales discounts — We use historical experience to estimate the amount of accounts receivable that will not be collected due to customers taking advantage of authorized term discounts.

•	Volume sales incentives — We use historical experience in combination with quarterly reviews of customers’ sales progress in order to estimate the amount of volume incentives due to the customers on a periodic basis.

Our estimates and assumptions for each of the aforementioned critical accounting estimates have not changed materially during the periods presented, nor are we aware of any reasons that they would be reasonably likely to change in the future.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement, which the Company adopted during the fourth fiscal quarter of 2009, modified Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“FASB ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. In accordance with this statement, all accounting references in these financial statements have been updated, and therefore SFAS references have been replaced with FASB ASC references.

The Company is currently evaluating the impact of implementing the following new accounting standards:

FASB ASC 860 (“Accounting for Transfers of Financial Assets”) – requires additional disclosures regarding the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities. This pronouncement is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for the Company).

FASB ASC 810 (“Amendments to FASB Interpretation: Consolidation of Variable Interest Entities”) – eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, this pronouncement requires additional disclosures about an enterprise’s involvement in variable interest entities and is effective for fiscal periods beginning after November 15, 2009 (fiscal 2011 for the Company).

Accounting Standards Update No. 2009-05 (“ASU 2009-05”), (“Measuring Liabilities at Fair Value”) – provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities and is effective for the first interim or annual period after the ASU’s issuance (fiscal 2010 for the Company).

FASB ASC 260-10 (“Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) – provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, companies are required to retrospectively adjust their earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform to this pronouncement. This pronouncement is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company).

FASB ASC 350-30 (“Determination of the Useful Life of Intangible Assets”) – requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. This pronouncement is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company).

FASB ASC 820 (“Fair Value Measurements”) – delays the effective date of certain fair value measurements to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. The Company’s nonfinancial assets and liabilities were subject to this delay at September 2009.

FASB ASC 810 (transitional: ASC 810-10-65-1) (“Noncontrolling Interest in Consolidated Financial Statements”) – establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company).

FASB ASC 805 (“Business Combinations – revised”) – establishes principles and requirements regarding how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. This pronouncement is effective for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company).

FASB ASC 805-20 (“Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies”) – addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective for assets or liabilities arising from contingencies in business combinations for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company).

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•	increases in state and federal excise taxes on cigarette and tobacco products, including recent increases in federal excise taxes imposed in connection with the State Children’s Health Insurance Program (“SCHIP”) law,

•	regulation of cigarette and tobacco products by the U.S. Food and Drug Administration (“FDA”), in addition to existing state and federal regulations by other agencies,

•	potential bans imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	decreased availability of capital resources

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	new business ventures or acquisitions,

•	domestic regulatory and legislative risks,

•	competition,

•	poor weather conditions,

•	increases in fuel prices,

•	consolidation trends within the convenience store industry,

•	other risks over which the Company has little or no control, and any other factors not identified herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCON Distributing Company and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years ended September 30, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of AMCON Distributing Company’s internal control over financial reporting as of September 30, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/  McGLADREY & PULLEN LLP

Omaha, Nebraska
November 6, 2009

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008

ASSETS
Current assets:
Cash	$309,914	$457,681
Accounts receivable, less allowance for doubtful accounts of $0.9 million and $0.8 million in 2009 and 2008, respectively	28,393,198	27,198,414
Inventories, net	34,486,027	37,330,969
Deferred income taxes	1,701,568	1,260,609
Current assets of discontinued operations	—	18,947
Prepaid and other current assets	1,728,576	3,519,650

Total current assets	66,619,283	69,786,270

Property and equipment, net	11,256,627	10,907,541
Goodwill	5,848,808	5,848,808
Other intangible assets, net	3,373,269	3,373,269
Deferred income taxes	—	234,171
Non-current assets of discontinued operations	—	2,032,047
Other assets	1,026,395	1,123,252

	$88,124,382	$93,305,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,222,689	$14,738,214
Accrued expenses	6,768,924	5,275,697
Accrued wages, salaries and bonuses	3,257,832	2,636,699
Income taxes payable	3,984,258	313,021
Current liabilities of discontinued operations	—	4,041,837
Current maturities of credit facility	177,867	3,046,000
Current maturities of long-term debt	1,470,445	787,128

Total current liabilities	30,882,015	30,838,596

Credit facility, less current maturities	22,655,861	32,155,005
Deferred income taxes	1,256,713	—
Long-term debt, less current maturities	5,066,185	6,525,881
Noncurrent liabilities of discontinued operations	—	6,542,310
Series A cumulative, convertible preferred stock, $.01 par value 100,000 authorized and issued, liquidation preference $25.00 per share	2,500,000	2,438,355
Series B cumulative, convertible preferred stock, $.01 par value 80,000 authorized and issued, liquidation preference $25.00 per share	2,000,000	1,857,645
Series C cumulative, convertible preferred stock, $.01 par value 80,000 authorized and issued at September 30, 2008, liquidation preference $25.00 per share	—	1,982,372
Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 180,000 shares outstanding and issued in Series A and B at September 2009 and 260,000 shares outstanding and issued in Series A, B and C at September 2008 referred to above	—	—
Common stock, $0.01 par value, 3,000,000 shares authorized, 573,232 shares outstanding at September 2009 and 570,397 shares outstanding at September 2008	5,732	5,704
Additional paid-in capital	7,617,494	6,995,948
Retained earnings	16,140,382	3,963,542

Total shareholders’ equity	23,763,608	10,965,194

	$88,124,382	$93,305,358

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2009	2008

Sales (including excise taxes of $263.7 million and $206.8 million, respectively)	$907,953,044	$860,451,122
Cost of sales	839,813,225	795,774,780

Gross profit	68,139,819	64,676,342

Selling, general and administrative expenses	51,539,775	51,631,324
Depreciation and amortization	1,216,089	1,386,218

	52,755,864	53,017,542

Operating income	15,383,955	11,658,800
Other expense (income):
Interest expense	1,627,373	2,986,215
Other income, net	(104,259)	(114,613)

	1,523,114	2,871,602

Income from continuing operations before income tax expense	13,860,841	8,787,198
Income tax expense	5,367,000	3,194,000

Income from continuing operations	8,493,841	5,593,198
Discontinued operations (Note 2)
Gain on asset disposal and debt settlement, net of income tax expense of $2.7 million	4,666,264	—
Loss from discontinued operations, net of income tax benefit of $0.1 million and $0.2 million, respectively	(186,370)	(260,952)

Income (loss) on discontinued operations	4,479,894	(260,952)

Net income	12,973,735	5,332,246
Dividends on convertible preferred stock	(568,653)	(419,839)

Net income available to common shareholders	$12,405,082	$4,912,407

Basic earnings (loss) per share available to common shareholders:
Continuing operations	$14.45	$9.65
Discontinued operations	8.16	(0.49)

Net basic earnings per share available to common shareholders	$22.61	$9.16

Diluted earnings (loss) per share available to common shareholders:
Continuing operations	$10.87	$6.57
Discontinued operations	5.74	(0.31)

Net diluted earnings per share available to common shareholders	$16.61	$6.26

Weighted average shares outstanding:
Basic	548,616	536,319
Diluted	781,265	851,298

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	Retained
	Common Stock		Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance, September 30, 2007	529,436	$5,295	$6,396,131	$(857,895)	$5,543,531
Dividends on common stock, $0.16 per share	—	—	—	(90,970)	(90,970)
Dividends on convertible preferred stock	—	—	—	(419,839)	(419,839)
Compensation expense on stock-based incentive plans	—	—	435,250	—	435,250
Issuance of stock in connection with stock-based incentive plans	40,961	409	147,975	—	148,384
Net excess tax benefit on stock-based incentive plans	—	—	16,592	—	16,592
Net income	—	—	—	5,332,246	5,332,246

Balance, September 30, 2008	570,397	5,704	6,995,948	3,963,542	10,965,194
Dividends on common stock, $0.40 per share	—	—	—	(228,242)	(228,242)
Dividends on convertible preferred stock	—	—	—	(568,653)	(568,653)
Compensation expense on stock-based incentive plans	—	—	531,600	—	531,600
Issuance of stock in connection with stock-based incentive plans	2,835	28	87,701	—	87,729
Net excess tax benefit on stock-based incentive plans	—	—	2,245	—	2,245
Net income	—	—	—	12,973,735	12,973,735

Balance, September 30, 2009	573,232	$5,732	$7,617,494	$16,140,382	$23,763,608

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,973,735	$5,332,246
Deduct: Income (loss) from discontinued operations, net of tax	4,479,894	(260,952)

Income from continuing operations	8,493,841	5,593,198
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation	1,216,089	1,359,417
Amortization	—	26,801
Loss (gain) on sale of property and equipment	24,915	(39,619)
Stock based compensation	531,600	435,250
Net excess tax benefit on equity-based awards	(2,245)	(16,592)
Deferred income taxes	1,049,925	2,719,652
Provision for losses on doubtful accounts	124,574	505,000
Provision for losses on inventory obsolescence	299,155	101,998
Changes in assets and liabilities:
Accounts receivable	(1,319,358)	145,524
Inventories	2,545,787	(7,694,240)
Prepaid and other current assets	1,791,074	2,415,558
Other assets	96,857	(30,102)
Accounts payable	(80,446)	(515,348)
Accrued expenses and accrued wages, salaries and bonuses	2,113,154	415,879
Income taxes payable	3,673,482	(38,160)

Net cash flows from operating activities — continuing operations	20,558,404	5,384,216
Net cash flows from operating activities — discontinued operations	(2,673,712)	(230,042)

Net cash flows from operating activities	17,884,692	5,154,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,673,432)	(845,156)
Proceeds from sales of property and equipment	107,255	86,209

Net cash flows from investing activities	(1,566,177)	(758,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on bank credit agreements	(12,367,277)	(3,653,175)
Principal payments on long-term debt	(788,712)	(656,092)
Proceeds from exercise of stock options	87,729	148,384
Net excess tax benefit on equity-based awards	2,245	16,592
Redemption of Series C convertible preferred stock	(2,000,000)	—
Dividends paid on convertible preferred stock	(347,025)	(419,839)
Dividends on common stock	(228,242)	(90,970)

Net cash flows from financing activities — continuing operations	(15,641,282)	(4,655,100)
Net cash flows from financing activities — discontinued operations	(825,000)	—

Net cash flow from financing activities	(16,466,282)	(4,655,100)

Net change in cash	(147,767)	(259,873)
Cash, beginning of year	457,681	717,554

Cash, end of year	$309,914	$457,681

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Years
	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,719,895	$3,116,098
Cash paid during the year for income taxes	3,249,594	354,508
Supplemental disclosure of non-cash information:
Constructive dividends on Series A, B and C Convertible
Preferred Stock	$221,628	—
Acquisition of equipment through capital leases	12,333	277,624
Equipment acquisitions classified as accounts payable	11,580	—
TSI disposition — discontinued operations:
Property and equipment, net	$(2,032,047)	—
Accrued expenses	(925,452)	—
Long-term debt	(6,945,548)	—
Deferred gain on CPH settlement	(1,542,312)	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:

AMCON Distributing Company and Subsidiaries (“AMCON” and “the Company”) is primarily engaged in the wholesale distribution of consumer products in the Central and Rocky Mountain regions of the United States. In addition, the Company operates thirteen retail health food stores in Florida and the Midwest.

AMCON’s wholesale distribution business (“ADC”) includes five distribution centers that sell approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON also operates six retail health food stores in Florida under the name Chamberlin’s Market & Café (“Chamberlin’s”) and seven in the Midwest under the name Akin’s Natural Foods Market (“Akin’s”). These stores carry natural supplements, groceries, health and beauty care products and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon cigarette sales which represented approximately 71% of revenue and 27% of gross profit in fiscal 2009 and 70% of revenue and 22% of gross profit in fiscal 2008.

(b) Accounting Period:

The Company’s fiscal year ends on September 30 and the fiscal years ended September 30, 2009 and September 30, 2008 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2009 and fiscal 2008 totaled approximately $1.2 million and $1.9 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 8). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:

Accounts receivable consist primarily of amounts due to the Company from its normal business activities. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history, evaluation of impact of economic conditions on our customers, and specific risks identified in the portfolio. The Company determines the past due status of trade receivables based on contractual terms with each customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) Inventories:

Inventories consisted of finished goods at September 2009 and 2008 and are stated at the lower of cost, determined on a FIFO basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods include total reserves of approximately $0.9 million and $0.6 million at September 2009 and September 2008, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September	September
	2009	2008

Prepaid expenses	$1.0	$1.1
Prepaid inventory	0.7	2.4

	$1.7	$3.5

Prepaid inventory represents inventory in-transit that has been paid for but not received.

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

Years

Buildings	40
Warehouse equipment	5-7
Furniture, fixtures and leasehold improvements	2-12
Vehicles	5

Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and the resulting gains or losses are reported as a component of operating income. Amortization expense related to capital leases has been included as a component of depreciation expense in the statement of operations.

(i) Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets are reviewed annually during our fourth fiscal quarter for impairment and are reported at the lower of the carrying amount or fair value less the cost to sell. The Company recorded no impairment charges in either fiscal 2009 or fiscal 2008.

(j) Goodwill, Intangible and Other Assets:

Goodwill consists of the excess purchase price paid in business acquisitions over the fair value of assets acquired. At September 2009, intangible assets consisted of tradenames assumed in acquisitions and other assets primarily consisted of the cash surrender value of life insurance policies.

The Company employs the non-amortization approach to account for purchased goodwill and intangible assets having indefinite useful lives. Under a non-amortization approach, goodwill and intangible assets having indefinite useful lives are not amortized into results of operations, but instead are reviewed at least annually for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performs its annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year. If the recorded value of goodwill and intangible assets having indefinite useful lives is determined to exceed their fair value, the asset is written down to its fair value and a charge is taken against the results of operations in that period. AMCON considers its tradenames to have indefinite lives. The Company did not record impairment charges related to goodwill or intangible assets during fiscal 2009 or fiscal 2008.

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

(m) Insurance:

The Company’s workers’ compensation, general liability, and employee-related health care benefits are provided through high-deductible or self-insurance programs. As a result, the Company accrues for its workers’ compensation and general liability based upon a claim reserve analysis. The Company has issued a letter of credit in the amount of $0.5 million to its workers’ compensation insurance carrier as part of its loss control program. The reserve for incurred, but not reported, employee health care benefits is based on approximately one month of claims, calculated using the Company’s historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

(n) Income Taxes:

The Company uses the asset and liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date.

(o) Stock-Based Compensation:

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock awards is based on the Company’s stock price on the date of grant. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award and is reflected in our Consolidated Statement of Operations under “selling, general and administrative expenses.”

(p) Customer Sales Incentives:

The Company provides sales rebates or discounts to customers. These incentives are recorded as a reduction of sales revenue as earned by the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q) Per-share results:

Basic earnings or loss per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings or loss per share data are based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including stock options and conversion features of the Company’s preferred stock issuances.

(r) Use of Estimates:

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

(s) Recently Issued Accounting Standards:

The Company is currently evaluating the impact of implementing the following new accounting standards:

FASB ASC 860 (“Accounting for Transfers of Financial Assets”) – requires additional disclosures regarding the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities. This pronouncement is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for the Company).

FASB ASC 810 (“Amendments to FASB Interpretation:  Consolidation of Variable Interest Entities”) – eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, this pronouncement requires additional disclosures about an enterprise’s involvement in variable interest entities and is effective for fiscal periods beginning after November 15, 2009 (fiscal 2011 for the Company).

Accounting Standards Update No. 2009-05 (“ASU 2009-05”), (“Measuring Liabilities at Fair Value”) – provides amendments to FASB ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities and is effective for the first interim or annual period after the ASU’s issuance (fiscal 2010 for the Company).

FASB ASC 260-10 (“Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) – provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, companies are required to retrospectively adjust their earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform to this pronouncement. This pronouncement is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company).

FASB ASC 350-30 (“Determination of the Useful Life of Intangible Assets”) – requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. This pronouncement is effective for fiscal years beginning after December 15, 2008 (fiscal 2010 for the Company).

FASB ASC 820 (“Fair Value Measurements”) – delays the effective date of certain fair value measurements to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Assets and liabilities subject to this deferral include goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fair value in a business combination. The Company’s nonfinancial assets and liabilities were subject to this delay at September 2009.

FASB ASC 810 (transitional: ASC 810-10-65-1) (“Noncontrolling Interest in Consolidated Financial Statements”) – establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company).

FASB ASC 805 (“Business Combinations – revised”) – establishes principles and requirements regarding how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. This pronouncement is effective for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company).

FASB ASC 805-20 (“Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies”) – addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective for assets or liabilities arising from contingencies in business combinations for fiscal years beginning on or after December 15, 2008 (fiscal 2010 for the Company).

2.	DISPOSITIONS

In May 2009, Trinity Springs, Inc. (“TSI”), a wholly owned subsidiary and former component of the Company’s beverage segment, and Crystal Paradise Holdings, Inc. (“CPH”) closed a transaction whereby CPH exchanged a $5.0 million note receivable (plus $0.1 million of accrued interest) which it held and was due from TSI, for the operating assets of TSI. The Company will have no continuing involvement in the related operating assets and has recorded a $4.7 million pre-tax gain ($3.0 million after tax) in conjunction with the transaction, which included the recognition of a $1.5 million deferred gain attributable to a previously executed Mutual Release and Settlement Agreement between AMCON, TSI, and CPH. The $4.7 million gain has been reflected in the Statement of Operations as a component of discontinued operations.

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

A summary of discontinued operations is as follows (dollars in millions):

	Year Ended
	September
	2009	2008

Operating loss	$(0.1)	$(0.2)
Interest expense	(0.2)	(0.2)
Gain on asset disposal and debt settlement	7.4	—
Income tax expense (benefit)	2.6	(0.1)
Gain (loss) from discontinued operations	4.5	(0.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of the major classes of assets and liabilities included in discontinued operations at September 2009 and 2008 are as follows (in millions):

	September	September
	2009	2008

Fixed assets — Total noncurrent assets of discontinued operations	$—	$2.0

Accounts payable	$—	$0.5
Accrued expenses	—	0.7
Current portion of long-term debt due related party	—	2.8

Total current liabilities of discontinued operations	$—	$4.0

Deferred gain on CPH settlement	$—	$1.5
Long-term debt, less current portion	—	5.0

Noncurrent liabilities of discontinued operations	$—	$6.5

3.	CONVERTIBLE PREFERRED STOCK:

The Company has two convertible preferred stock series outstanding at September 2009 as identified in the following table:

	Series A	Series B

Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$2,000,000
Number of shares:	100,000	80,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	81,136
Dividend rate:	6.785%	6.37%

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

The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value and at the option of the holder. The Series A Preferred Stock is owned by Mr. Chris Atayan, AMCON’s Chief Executive Officer and Chairman of the Board. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Atayan, pursuant to the voting rights in the Certificate of Designation creating the Series B, as its representative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2009, the holder of the Company’s Series C Convertible Preferred Stock (“Series C”) redeemed all 80,000 shares of the issuance. The Series C issuance had been outstanding since 2006, paid a dividend of 6.00% percent per annum, and was convertible into 146,842 shares of common stock. The Company paid the liquidation value, or $2.0 million, plus accumulated and unpaid dividends to fully redeem all of the outstanding shares. The redemption was funded through borrowings on our credit facility and satisfied all of the Company’s obligations under the Series C Convertible Preferred Stock Agreement.

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

Stock options and potential common stock outstanding at fiscal 2009 and fiscal 2008 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 1,956 and 12,279 in fiscal 2009 and fiscal 2008, respectively. The average exercise price of anti-dilutive options and potential common stock was $34.50 and $44.09, in fiscal 2009 and fiscal 2008, respectively.

	For Fiscal Years
	2009	2008
	Basic	Basic

Weighted average number of shares outstanding	548,616	536,319

Income from continuing operations	$8,493,841	$5,593,198
Deduct: convertible preferred stock dividends	(568,653)	(419,839)

	$7,925,188	$5,173,359

Income (loss) income from discontinued operations	$4,479,894	$(260,952)

Net income available to common shareholders	$12,405,082	$4,912,407

Income per share from continuing operations	$14.45	$9.65
Income (loss) per share from discontinued operations	8.16	(0.49)

Net earnings per share available to common shareholders	$22.61	$9.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008
	Diluted	Diluted

Weighted average common shares outstanding	548,616	536,319
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock/1/	232,649	314,979

Weighted average number of shares outstanding	781,265	851,298

	2009	2008
	Diluted	Diluted

Income from continuing operations	$8,493,841	$5,593,198
Deduct: convertible preferred stock dividends/2/	—	—

	$8,493,841	$5,593,198

Income (loss) from discontinued operations	$4,479,894	$(260,952)

Net income available to common shareholders	$12,973,735	$5,332,246

Income per share from continuing operations	$10.87	$6.57
Income (loss) per share from discontinued operations	5.74	(0.31)

Net earnings per share available to common shareholders	$16.61	$6.26

/1/	Diluted earnings per share calculation includes all stock options, Convertible Preferred Stock, and restricted stock deemed to be dilutive.

/2/	Diluted earnings per share calculation excludes dividend payments for Convertible Preferred Stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

5.	PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2009 and 2008 consisted of the following:

	2009	2008

Land	$648,818	$648,818
Buildings and improvements	9,133,476	9,082,533
Warehouse equipment	7,104,959	6,665,006
Furniture, fixtures and leasehold improvements	7,179,610	7,162,158
Vehicles	1,648,496	1,506,747
Capital equipment leases	381,300	368,967
Construction in progress	536,499	—

	26,633,158	25,434,229
Less accumulated depreciation and amortization:
Owned buildings and equipment	(15,212,951)	(14,457,774)
Capital equipment leases	(163,580)	(68,914)

	$11,256,627	$10,907,541

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at fiscal year ends 2009 and 2008 was as follows:

	2009	2008

Wholesale	$3,935,931	$3,935,931
Retail	1,912,877	1,912,877

	$5,848,808	$5,848,808

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets at fiscal year ends 2009 and 2008 consisted of the following:

	2009	2008

Trademarks and tradenames	$3,373,269	$3,373,269

	$3,373,269	$3,373,269

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs its annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year. This review identified no impairments in fiscal 2009 or fiscal 2008.

7.	OTHER ASSETS:

Other assets at fiscal year ends 2009 and 2008 consisted of the following:

	2009	2008

Cash surrender value of life insurance policies	$819,343	$808,667
Other	207,052	314,585

	$1,026,395	$1,123,252

8.	DEBT:

The Company primarily finances its operations through a credit facility agreement with Bank of America (the “Facility”) and long-term debt agreements with banks.

CREDIT FACILITY

The Facility consisted of the following at fiscal 2009 and 2008:

	2009	2008

Revolving portion of the Facility, interest payable at LIBOR plus 250 basis points (2.82% at September 2009), principal due June 2011	$22,655,861	$34,836,872
Term Note A, payable in monthly installments of $16,333 plus interest at the bank’s prime rate (3.25% at September 2009)	177,867	364,133

	22,833,728	35,201,005
Less current maturities	177,867	3,046,000

	$22,655,861	$32,155,005

The Facility includes the following significant terms:

•	A June 2011 maturity date.

•	A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.2 million at September 30, 2009.

•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.

•	The Facility provides for an additional $5.0 million of credit available for certain inventory purchases. These advances bear interest at the bank’s prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Lending limits subject to accounts receivable and inventory limitations, and an unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•	Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

•	The Facility includes a prepayment penalty equal to one-half of one percent (1/2%) of the original maximum loan limit ($60.4 million) if the Company prepays the entire Facility or terminates the credit agreement on or before June 30, 2010.

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at September 2009.

LONG-TERM DEBT:

In addition to the Facility, the Company also had the following long-term obligations at fiscal 2009 and fiscal 2008 as follows:

Continuing Operations	2009	2008

Note payable to a bank (“Real Estate Loan”), interest payable at a fixed rate of 6.75% with monthly installments of principal and interest of $58,303 per month through May 2013 with remaining principal due June 2013, collateralized by two owned distribution facilities	$5,185,256	$5,517,542
Note payable to a bank, interest payable monthly at a fixed rate of 6.33% plus monthly principal payments of $4,100 through December 2009 at which time the remaining principal is due, collateralized by the Rapid City building and equipment	770,800	820,000
Note payable to a bank, interest payable monthly at a fixed rate of 6.33% plus monthly principal payments of $8,000, collateralized by the Rapid City building and equipment	—	71,429
Obligations under capital leases, payable in monthly installments with interest rates from 4.91% to 8.25% through April 2012	165,714	288,533
Notes payable, interest payable at a fixed rate between 8.0% — 9.5% with monthly installments of principal and interest of $2,226 — $2,677 per month through July 2011 collateralized by delivery vehicles	87,525	136,205
Note payable, interest payable discounted at a rate of 8.25% with quarterly installments of principal and interest of $31,250 — $46,875 through October 2011, secured by Mr. Wright’s personal guaranty (see Note 12)	327,335	479,300

	6,536,630	7,313,009
Less current maturities — continuing operations	1,470,445	787,128

	$5,066,185	$6,525,881

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations	2009/1/	2008

Note payable, fixed rate of 5.0% compounded annually, principal and interest due September 2012, collateralized by substantially all of TSI’s assets	—	5,000,000
Revolving credit facility due to a related party, principal and interest due December 2005, bearing interest at 8.0% per annum, collateralized by a second mortgage on an equal basis with the Company’s existing second mortgage on TSI’s real property	—	1,000,000
Notes due to related parties, principal and interest due December 2005, interest at 7.0% per annum	—	1,000,000
Notes due to related party, principal and interest due December 2005, bearing interest at 300 basis above the yield on 10-year treasury notes	—	750,000

	—	7,750,000
Less current maturities — discontinued operations	—	2,750,000

	$—	$5,000,000

/1/	See comments in Note 2 related to settlement of TSI notes during fiscal 2009.

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following September 2009 are as follows:

Fiscal Year Ending

2010	$1,470,445
2011	584,455
2012	440,190
2013	4,041,540
2014	—
Thereafter	—

$6,536,630

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at September 2009.

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

Capital leases

The Company has several capital leases for office and warehouse equipment. At September 2009, the outstanding balances on the capital leases totaled approximately $0.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

AMCON has issued a letter of credit in the amount of approximately $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

9.	OTHER INCOME, NET:

Other income, net consisted of the following for fiscal 2009 and 2008:

	2009	2008

Interest income	$50,033	$54,047
Royalty	—	31,041
Other	54,226	29,525

	$104,259	$114,613

10.	INCOME TAXES:

The components of income tax expense from continuing operations for fiscal 2009 and fiscal 2008 consisted of the following:

	2009	2008

Current: Federal	$3,730,935	$346,453
Current: State	586,140	127,895

	4,317,075	474,348

Deferred: Federal	945,877	2,489,052
Deferred: State	104,048	230,600

	1,049,925	2,719,652

Income tax expense	$5,367,000	$3,194,000

The difference between the Company’s income tax expense in the accompanying financial statements and that which would be calculated using the statutory income tax rate of 35% for fiscal 2009 and 34% for fiscal 2008 on income before income taxes is as follows:

	2009	2008

Tax at statutory rate	$4,851,295	$2,987,648
Amortization of goodwill and other intangibles	(5,207)	(5,207)
Nondeductible business expenses	30,758	34,554
State income taxes, net of federal tax benefit	421,636	236,607
Valuation allowance, state net operating losses	(25,422)	43,822
Other	93,940	(103,424)

	$5,367,000	$3,194,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to the net deferred tax asset at fiscal year ends 2009 and 2008 relate to the following:

	2009	2008

Deferred tax assets:
Current:
Allowance for doubtful accounts	$337,193	$290,435
Accrued expenses	879,806	834,611
Inventory	441,248	332,528
AMT credit carry forwards	—	58,352
Other	316,608	61,597

	1,974,855	1,577,523
Noncurrent:
Property and equipment	$625,536	$788,159
Intangible assets	—	1,174,815
Net operating loss carry forwards — federal	564,009	610,051
Net operating loss carry forwards — state	669,092	910,289

	1,858,637	3,483,314

Total deferred tax assets	3,833,492	5,060,837
Valuation allowance	(940,846)	(1,145,979)

Net deferred tax assets	$2,892,646	$3,914,858

Deferred tax liabilities:
Current:
Trade discounts	$273,287	$316,914

	273,287	316,914
Noncurrent:
Property and equipment	620,489	783,590
Goodwill	701,104	608,185
Section 481 deferral	355,694	711,389
Intangible assets	497,217	—

	2,174,504	2,103,164

Total deferred tax liabilities	$2,447,791	$2,420,078

Net deferred tax assets (liabilities):
Current	$1,701,568	$1,260,609
Noncurrent	(1,256,713)	234,171

	$444,855	$1,494,780

At September 2009, the Company had a $0.6 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $1.7 million and were primarily attributable to the Company’s fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. (“HNWC”), a wholly owned subsidiary of the Company. The utilization of HNWC’s net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 2009, the Company had a valuation allowance of approximately $0.9 million against certain state and federal net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2009 or fiscal 2008, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2006 and forward remain open under U.S. and state statutes.

11.	PROFIT SHARING PLAN:

AMCON maintains a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.6 million (net of employee forfeitures) for both fiscal 2009 and fiscal 2008.

12.	RELATED PARTY TRANSACTIONS:

The Company was charged fees of $72,000 in both fiscal 2009 and fiscal 2008 by the AMCON Corporation, the former parent of the Company, as consideration for office rent and management services. Mr. Wright, a Company Director and its founder, owns a controlling interest in the AMCON Corporation. These fees have been included as a component of selling, general and administrative expense.

Mr. Wright personally guarantees a note payable to Television Events and Marketing, Inc. (“TEAM”). In exchange for this guarantee, the Company pays Mr. Wright a fee equal to 2% of the guaranteed principal which totaled approximately $9,000 and $12,000 during fiscal 2009 and fiscal 2008. This guarantee is secured by a pledge of the Company’s shares in Chamberlin’s, Akin’s, HNWC, and TSI. The related note payable to TEAM carried a balance of $0.3 million at September 2009.

Through March 2008, Mr. Wright personally guaranteed the repayment of the Facility and certain term loans. In return for this guarantee, the Company paid Mr. Wright a fee equal to 2% of the guaranteed principal (capped at $10.0 million). The Company paid Mr. Wright approximately $25,000 during fiscal 2008 related to this guarantee.

Our Retail segment leases warehouse space from TIP Properties, LLC, which is owned by Eric Hinkefent, President of Chamberlin’s Natural Foods, Inc. and Health Food Associates, and another Company employee. Annual rental payments related to this lease were $72,649 in both fiscal 2009 and fiscal 2008.

13.	COMMITMENTS AND CONTINGENCIES:

Future Lease Obligations

The Company leases certain office and warehouse equipment under capital leases. The carrying value of these assets was approximately $0.2 million and $0.3 million at fiscal 2009 and fiscal 2008, respectively, (net of accumulated amortization of $0.2 million and $0.1 million). The Company also leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases during fiscal 2009 and 2008 totaled approximately $4.0 million and $3.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 2009 the minimum future lease commitments were as follows:

	Capital	Operating
Fiscal Year Ending	Leases	Leases

2010	$132,667	$3,752,349
2011	38,280	3,077,674
2012	2,647	2,531,007
2013	—	1,931,423
2014	—	1,031,582
Thereafter	—	1,387,888

Total minimum lease payments	$173,594	$13,711,923

Less amount representing interest	7,880

Present value of net minimum lease payments	$165,714

Liability Insurance

The Company carries property, general liability, vehicle liability, directors and officers liability and workers’ compensation insurance. Additionally, the Company carries an umbrella liability policy to provide excess coverage over the underlying limits of the aforementioned primary policies.

The Company’s insurance programs for workers’ compensation, general liability, and employee related health care benefits are provided through high deductible or self-insured programs. Claims in excess of self-insurance levels are fully insured. Accruals are based on claims filed and estimates of claims incurred but not reported.

The Company’s liabilities for unpaid and incurred, but not reported claims, for workers’ compensation and health insurance at fiscal 2009 and 2008 was $1.6 million and $1.3 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred are dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is reasonably possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

14.	EQUITY-BASED INCENTIVE AWARDS:

Stock Options

At September 2009, the Company had two groups of stock option awards issued and outstanding. The first award group includes incentive and non-qualified stock options issued to management employees and outside directors pursuant to the Company’s stock-based compensation plan which expired in fiscal 2004.

The second award group includes 25,000 non-qualified stock options issued to the Company’s Chief Executive Officer in fiscal 2007. These stock options vest in equal installments over a three year period and have an exercise price of $18.00 per share. At September 2009, 16,666 of these stock options had vested. No stock options were issued during fiscal 2009 or fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options issued and outstanding to management employees at September 2009 are summarized as follows:

				Number of
				Options		Number
Date		Exercise Price		Outstanding		Exercisable

Fiscal 2000		$34.50		1,956		1,956
Fiscal 2003		$28.80		2,336		2,336
Fiscal 2007		$18.00		25,000		16,666

				29,292		20,958

Stock options issued and outstanding to the Company’s outside directors at September 2009 are summarized as follows:

				Number of
				Options		Number
Date		Exercise Price		Outstanding		Exercisable

Fiscal 2002		$26.94		834		834

The following summarizes all stock options outstanding at September 2009:

			Remaining		Exercisable
	Exercise	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
	Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

2000 Options	$34.50	1,956	0.70 years	$34.50	1,956	$34.50
2002 Options	$26.94	834	2.87 years	$26.94	834	$26.94
2003 Options	$28.80	2,336	3.04 years	$28.80	2,336	$28.80
2007 Options	$18.00	25,000	7.20 years	$18.00	16,666	$18.00

		30,126		$20.16	21,792	$20.16

The following is a summary of the activity of the stock plans for fiscal 2009:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at September 2008	42,120	$26.80
Granted	—	—
Exercised	(2,835)	$30.99
Forfeited/Expired	(9,159)	$47.35

Outstanding at September 2009	30,126	$20.16

Options exercisable at end of period	21,792

The Company’s stock options have varying vesting schedules, ranging up to five years and expiring ten years subsequent to the grant date. Net income before income taxes included compensation expense related to stock options of approximately $0.1 million in both fiscal 2009 and fiscal 2008. Total unamortized compensation expense related to stock options at September 2009 totaled approximately $0.1 million. This unamortized stock expense is expected to be amortized over approximately the next two months (the expected weighted-average period).

The aggregate intrinsic value of stock options outstanding at September 2009 and September 2008 was approximately $1.2 million and $0.2 million, respectively. The aggregate intrinsic value of stock options exercisable was approximately $0.8 million at September 2009.

The total intrinsic value of stock options exercised in fiscal 2009 and fiscal 2008 was approximately $0.1 million in both fiscal periods. The total fair value of stock options vested in fiscal 2009 and 2008 was approximately $0.5 million and $0.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards as summarized below:

	Restricted Stock/1/	Restricted Stock /2/

Date of award:	December 6, 2007	January 29, 2008
Number of shares:	24,000	7,500
Service period:	34 months	36 months
Estimated fair value of award at grant date/3/:	$963,000	$229,000
Intrinsic value of awards outstanding at September 2009:	$976,000	$305,000

/1/	8,000 shares were vested at September 2009. The remaining 16,000 shares will vest in equal amounts (8,000 per year) on October 16, 2009 and October 16, 2010.

/2/	2,500 shares were vested at September 2009. The remaining 5,000 shares will vest in equal amounts (2,500 per year) on January 29, 2010 and January 29, 2011.

/3/	Amount is net of estimated forfeitures.

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

The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before income taxes included compensation expense of $0.4 million and $0.3 million for fiscal 2009 and fiscal 2008, respectively. Total unamortized compensation expense related to restricted stock awards at September 2009 was approximately $0.5 million. This unamortized compensation expense is expected to be amortized over approximately the next fourteen months (the expected weighted-average period).

The following summarizes restricted stock activity under the Omnibus Plan for the nine months ended September 2009:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested restricted stock at September 2008	31,500	$40.16
Granted	—	—
Vested	(10,500)	$40.16
Expired	—	—

Nonvested restricted stock at September 2009	21,000	$40.16

The total fair value of restricted stock vested during fiscal 2009 was approximately $0.6 million. No restricted stock vested during fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	BUSINESS SEGMENTS:

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

	Wholesale
	Distribution	Retail	Other/1/	Consolidated

FISCAL YEAR ENDED 2009:
External revenues:
Cigarettes	$646,410,368	$—	$—	$646,410,368
Confectionery	65,004,545	—	—	65,004,545
Health food	—	36,616,477	—	36,616,477
Tobacco, food service & other	159,921,654	—	—	159,921,654

Total external revenues	871,336,567	36,616,477	—	907,953,044
Depreciation	1,000,137	211,365	4,587	1,216,089
Operating income (loss)	17,442,291	3,490,989	(5,549,325)	15,383,955
Interest expense	517,383	573,737	536,253	1,627,373
Income (loss) from continuing operations before taxes	16,962,838	2,958,236	(6,060,233)	13,860,841
Total assets	75,507,359	11,605,457	1,011,566	88,124,382
Capital expenditures	1,172,059	501,373	—	1,673,432

FISCAL YEAR ENDED 2008:
External revenues:
Cigarettes	$604,064,437	$—	$—	$604,064,437
Confectionery	61,831,556	—	—	61,831,556
Health food	—	39,218,465	—	39,218,465
Tobacco, food service & other	155,336,664	—	—	155,336,664

Total external revenues	821,232,657	39,218,465	—	860,451,122
Depreciation	1,006,613	350,092	2,712	1,359,417
Amortization	—	26,801	—	26,801
Operating income (loss)	12,159,376	3,701,901	(4,202,477)	11,658,800
Interest expense	705,981	998,973	1,281,261	2,986,215
Income (loss) from continuing operations before taxes	11,493,183	2,746,712	(5,452,697)	8,787,198
Total assets	77,462,906	11,726,718	4,115,734	93,305,358
Capital expenditures	681,533	163,623	—	845,156

/1/	Includes intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUBSEQUENT EVENTS:

On October 30, 2009, the Company acquired the convenience store distribution assets of Discount Distributors from its parent Harps Food Stores, Inc. (“Harps”). Discount Distributors is a wholesale distributor to convenience stores in Arkansas, Oklahoma, and Missouri with annual sales of approximately $59.8 million. The Company paid $3.2 million cash, issued a $0.5 million note payable due in quarterly installments over two years, and could pay an additional $1.0 million in contingent consideration for certain fixed assets, inventory, and customer lists of Discount Distributors. The contingent consideration is based on achieving two year revenue targets. This transaction was funded through the Company’s existing credit facility.

No liabilities were assumed in connection with the transaction and the costs incurred to effect the acquisition are being expensed as incurred and are not deemed to be significant. The acquisition expands the Company’s strategic footprint in the southern portion of the United States and enhances our ability to service customers in that region. The initial accounting for the business combination was incomplete as of the date these financial statements were issued, due to the work required to identify the fair value of the assets acquired. The Company will determine the amount of any goodwill when the fair values of the assets acquired are determined. No measurement adjustments related to the transaction were included in the reporting period ended September 2009.

On October 27, 2009 the Company’s Board of Directors authorized a share repurchase program which provides for the repurchase of up to 50,000 shares of AMCON’s common stock. The shares may be purchased from time to time in the open market or in negotiated transactions. The Company also announced that its Board of Directors increased its quarterly cash dividend by 80% to a rate of $0.18 per common share. The dividend is payable on November 30, 2009 to shareholders of record as of November 9, 2009.

In preparing the accompanying financial statements, management has evaluated subsequent events through November 6, 2009 (the financial statement issue date).

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308T(a) of Regulation S-K (Internal Control Report). Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On October 27, 2009, the Company’s Board of Directors authorized a share repurchase program which provides for the repurchase of up to 50,000 shares of AMCON’s common stock. The shares may be purchased from time to time in the open market or in negotiated transactions.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors — What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors — Who are this year’s nominees?”, “Item 1: Election of Directors — What is the business experience of the nominees and of our continuing board members?”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance and Board Matters — Committees of the Board — Audit Committee”, certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

The information appearing under the caption “Executive Officers of the Registrant” in Part I of this report also is incorporated herein by reference. Our Board of Directors has adopted a code of ethical conduct that applies to our executive officers, including our principal executive officer and our principal financial officer. This code of ethical conduct is available without charge to any person who requests it by writing to our corporate secretary. It also is available on our internet website (www.amcon.com). Any substantive amendment to, or waiver from, a provision of this code that applies to our principal executive officer or principal financial officer will be disclosed on our internet website and, if required by rules of the SEC or NYSE Amex Equities, on the reports we file with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The Registrant’s Proxy Statement will contain under the captions “Executive Compensation and Related Matters” and “Corporate Governance and Board Matters — Director Compensation” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Registrant’s Proxy Statement will contain under the captions “Ownership of Our Common Stock by Our Directors and Executive Officers and Other Principal Stockholders” and “Executive Compensation and Related Matters — Equity Compensation Plan Information” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant’s Proxy Statement will contain under the captions “Certain Relationships and Related Party Transactions”, “Item 1: Election of Directors — What is the structure of our board and how often are directors elected?” and “Corporate Governance and Board Matters — Committees of the Board”, the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s Proxy Statement will contain under the caption “Independent Auditor Fees and Services”, the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits

(1) Financial Statements

The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements under Item 8.

(2) Financial Statement Schedules

Not Applicable.

(3) Exhibits

3.1	Restated Certificate of Incorporation of the Company, as amended May 12, 2004 (incorporated by reference to Exhibit 3.1 of AMCON’s Annual Report on Form 10-K filed November 7, 2008)
3.2	Certificate of Amendment of Certificate of Incorporation dated March 18, 2005 (incorporated by reference to Exhibit 3.2 of AMCON’s Annual Report on Form 10-K filed November 7, 2008)
3.3	Second Corrected Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Securities of AMCON Distributing Company dated August 5, 2004 (incorporated by reference to Exhibit 3.3 of AMCON’s Quarterly Report on Form 10-Q filed on August 9, 2004)
3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Securities of AMCON Distributing Company dated October 8, 2004 (incorporated by reference to Exhibit 3.4 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)
3.5	Amended and Restated Bylaws of the Company dated January 29, 2008 (incorporated by reference to Exhibit 3.2 of AMCON’s Current Report on Form 8-K filed on February 4, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of AMCON’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)
4.2	Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON’s Quarterly Report on Form 10-Q filed on August 9, 2004)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.4 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)
4.4	Securities Purchase Agreement dated June 17, 2004 between AMCON Distributing Company, William F. Wright and Draupnir, LLC (incorporated by reference to Exhibit 4.3 of AMCON’s Quarterly Report on Form 10-Q filed on August 9, 2004)
4.5	Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)
10.1	Amended and Restated Loan and Security Agreement, dated September 30, 2004, between the Company and LaSalle National Bank, as agent (incorporated by reference to Exhibit 3.4 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)
10.2	Revised First Amendment To Amended and Restated Loan and Security Agreement, dated April 14, 2005 (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on May 27, 2005)
10.3	Revised Second Amendment to Amended and Restated Loan and Security Agreement, dated May 23, 2005 (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on May 27, 2005)
10.4	Third Amendment to Amended and Restated Loan and Security Agreement, dated August 12, 2005 (incorporated by reference to Exhibit 10.4 of AMCON’s Quarterly Report on Form 10-Q filed on August 22, 2005)

10.5	Fourth Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated January 9, 2006 (incorporated by reference to Exhibit 10.5 of AMCON’s Annual Report on Form 10-K filed on August 23, 2006)
10.6	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated February 8, 2006 (incorporated by reference to Exhibit 10.6 of AMCON’s Annual Report on Form 10-K filed on August 23, 2006)
10.7	Sixth Amendment to Amended and Restated Loan and Security Agreement, dated March 3, 2006 (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on March 13, 2006)
10.8	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated November 6, 2006 (incorporated by reference to Exhibit 10.37 of AMCON’s Quarterly Report on Form 10-Q filed on November 20, 2006)
10.9	Eighth Amendment to Amended and Restated Loan and Security Agreement, dated December 28, 2006 (incorporated by reference to Exhibit 10.9 of AMCON’s Annual Report on Form 10-K filed December 29, 2006)
10.10	Ninth Amendment to Amended and Restated Loan and Security Agreement, dated July 17, 2008 (incorporated by reference to Exhibit 10.9 of AMCON’s Quarterly Report on Form 10-Q filed July 17, 2008)
10.11	Tenth Amendment to Amended and Restated Loan and Security Agreement, dated October 15, 2008 (incorporated by reference to Exhibit 10.11 of AMCON’s Annual Report on Form 10-K filed November 07, 2008)
10.12	Eleventh Amendment to the Amended and Restated Loan and Security Agreement, dated January 15, 2009 (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed January 20, 2009)
10.13	Twelfth Amendment to the Amended and Restated Loan and Security Agreement, dated July 14, 2009 (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed July 17, 2009)
10.14	Thirteenth Amendment to the Amended and Restated Loan and Security Agreement, dated October 02, 2009.
10.15	First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON’s Current Report on Form 10-Q filed on August 4, 2000)*
10.16	AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*
10.17	2007 Omnibus Incentive Plan dated April 17, 2007 (incorporated herein by reference to Exhibit 10.12 to AMCON’s Annual Report on Form 10-K filed on November 9, 2007)*
10.18	Nonqualified Stock Option Agreement for Christopher H. Atayan dated December 12, 2006 (incorporated herein by reference to Exhibit 10.13 to AMCON’s Annual Report on Form 10-K filed on November 9, 2007)*
10.19	Agreement, dated September 26, 2006, between the Company and William F. Wright regarding Mr. Wright’s services to the Company (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on October 10, 2006)*
10.20	Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance (incorporated by reference to Exhibit 10.6 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)*
10.21	Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance (incorporated by reference to Exhibit 10.7 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)*
10.22	Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 10.17 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)

10.23	Amendment to Guaranty Fee, Reimbursement and Indemnification Agreement, dated July 31, 2007, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 10.23 to AMCON’s Annual Report on Form 10-K filed on November 9, 2007)
10.24	Term Real Estate Promissory Note, dated December 21, 2004, issued by AMCON Distributing Company to M&I (incorporated by reference to Exhibit 10.21 of AMCON’s Quarterly Report on Form 10-Q filed on February 14, 2005)
10.25	One Hundred Eighty Day Redemption Mortgage and Security Agreement by and between AMCON Distributing Company and M&I (incorporated by reference to Exhibit 10.23 of AMCON’s Quarterly Report on Form 10-Q filed on February 14, 2005)
10.26	Security Agreement by and between AMCON Distributing Company and M&I (incorporated by reference to Exhibit 10.24 of AMCON’s Quarterly Report on Form 10-Q filed on February 14, 2005)
10.27	Change of Control Agreement between the Company and Christopher H. Atayan, dated December 29, 2006 (incorporated by reference to Exhibit 10.40 of AMCON’s Annual Report on Form 10-K filed on December 29, 2006)*
10.28	Change of Control Agreement between the Company and Kathleen M. Evans, dated December 29, 2006 (incorporated by reference to Exhibit 10.41 of AMCON’s Annual Report on Form 10-K filed on December 29, 2006)*
10.29	Settlement Agreement and Mutual General Release dated July 31, 2007 by and between Television Events & Marketing, Inc., Tom Kiely, The Beverage Group, Inc., AMCON Distributing Company, AMCON Corporation, William F. Wright, Archie Thornton and The Thornton Works (incorporated by reference to Exhibit 10.42 to AMCON’s Annual Report on Form 10-K filed on November 9, 2007)
10.30	Mutual Release and Settlement Agreement between AMCON Distributing Company, Trinity Springs, Inc., and Crystal Paradise Holdings, Inc. dated September 30, 2007 (incorporated by reference to Exhibit 10.43 to AMCON’s Annual Report on Form 10-K filed on November 9, 2007)
10.31	Executive Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to AMCON’s Annual Report on Form 10-K filed on November 7, 2008)*
10.32	Director Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to AMCON’s Annual Report on Form 10-K filed on November 7, 2008)*
11.1	Statement re: computation of per share earnings (incorporated by reference to Note 4 to the Consolidated Financial Statements included as a part of this report on Form 10-K under Item 8)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm (McGladery & Pullen LLP)
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

*	Represents management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2009	AMCON DISTRIBUTING COMPANY (registrant)

By: /s/ Christopher H. Atayan Christopher H. Atayan, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of November 2009.

Signature	Title

/s/ Christopher H. Atayan Christopher H. Atayan	Chief Executive Officer, Chairman of the Board and Director

/s/ Kathleen M. Evans Kathleen M. Evans	President and Director

/s/ Andrew C. Plummer Andrew C. Plummer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William F. Wright William F. Wright	Director

/s/ Jeremy W. Hobbs Jeremy W. Hobbs	Director

/s/ John R. Loyack John R. Loyack	Director

/s/ Raymond F. Bentele Raymond F. Bentele	Director

/s/ Stanley Mayer Stanley Mayer	Director

/s/ Timothy R. Pestotnik Timothy R. Pestotnik	Director