Form 10-Q
period 2009-12-31
AMCON DISTRIBUTING CO
filed 2010-01-19
CIK 928465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Registrant’s telephone number, including area code: (402) 331-3727
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The Registrant had 575,439 shares of its $.01 par value common stock outstanding as of January 11, 2010.

Form 10-Q
1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
AMCON Distributing Company and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2009 and September 30, 2009

	December	September
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$517,964	$309,914
Accounts receivable, less allowance for doubtful accounts of $0.9 million at December 2009 and September 2009	23,681,183	28,393,198
Inventories, net	32,948,314	34,486,027
Deferred income taxes	1,703,413	1,701,568
Prepaid and other current assets	4,407,930	1,728,576

Total current assets	63,258,804	66,619,283

Property and equipment, net	11,642,259	11,256,627
Goodwill	6,149,168	5,848,808
Other intangible assets	4,959,519	3,373,269
Other assets	1,025,876	1,026,395

	$87,035,626	$88,124,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,914,745	$15,222,689
Accrued expenses	5,895,614	6,768,924
Accrued wages, salaries and bonuses	2,003,255	3,257,832
Income taxes payable	904,099	3,984,258
Current maturities of credit facility	127,067	177,867
Current maturities of long-term debt	995,327	1,470,445

Total current liabilities	23,840,107	30,882,015

Credit facility, less current maturities	25,476,512	22,655,861
Deferred income taxes	1,268,662	1,256,713
Long-term debt, less current maturities	5,858,402	5,066,185
Other long-term liabilities	440,420	—

Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, liquidation preference $25.00 per share	2,500,000	2,500,000

Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized and issued, liquidation preference $25.00 per share	2,000,000	2,000,000

Shareholders’ equity:
Preferred stock, $0.01 par, 1,000,000 shares authorized, 180,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 575,439 shares outstanding at December 2009 and 573,232 shares outstanding at September 2009	5,754	5,732
Additional paid-in capital	7,954,295	7,617,494
Retained earnings	17,691,474	16,140,382

Total shareholders’ equity	25,651,523	23,763,608

	$87,035,626	$88,124,382

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Condensed Consolidated Unaudited Statements of Operations
for the three months ended December 31, 2009 and 2008

	2009	2008

Sales (including excise taxes of $81.6 million and $50.3 million, respectively	$243,941,038	$217,377,363

Cost of sales	226,713,025	201,532,714

Gross profit	17,228,013	15,844,649

Selling, general and administrative expenses	13,778,739	12,797,583
Depreciation and amortization	387,269	310,334

	14,166,008	13,107,917

Operating income	3,062,005	2,736,732

Other expense (income):
Interest expense	405,245	489,199
Other (income), net	(13,380)	(14,067)

	391,865	475,132

Income from continuing operations before income taxes	2,670,140	2,261,600

Income tax expense	941,000	860,000

Income from continuing operations	1,729,140	1,401,600

Loss from discontinued operations, net of income tax benefit of $0.1 million	—	(102,038)

Net income	1,729,140	1,299,562

Preferred stock dividend requirements	(74,867)	(105,533)

Net income available to common shareholders	$1,654,273	$1,194,029

Basic earnings (loss) per share available to common shareholders:
Continuing operations	$2.95	$2.38
Discontinued operations	—	(0.19)

Net basic earnings per share available to common shareholders	$2.95	$2.19

Diluted earnings (loss) per share available to common shareholders:
Continuing operations	$2.32	$1.64
Discontinued operations	—	(0.12)

Net diluted earnings per share available to common shareholders	$2.32	$1.52

Weighted average shares outstanding:
Basic	560,119	545,593
Diluted	745,223	856,052
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Condensed Consolidated Unaudited Statements of Cash Flows
for the three months ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,729,140	$1,299,562
Deduct: Loss from discontinued operations, net of tax	—	(102,038)

Income from continuing operations	1,729,140	1,401,600

Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation	338,099	310,334
Amortization	49,170	—
Gain on sale of property and equipment	(16,935)	(43,697)
Stock based compensation	163,364	132,900
Net excess tax (benefit) deficiency on equity-based awards	(107,048)	16,592
Deferred income taxes	10,104	47,411
Provision for losses on doubtful accounts	16,426	77,006
Provision for losses on inventory obsolescence	76,703	92,790

Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	4,695,589	3,791,365
Inventories	3,442,508	1,733,268
Prepaid and other current assets	(2,679,354)	833,568
Other assets	519	(351,942)
Accounts payable	(1,329,456)	1,023,735
Accrued expenses and accrued wages, salaries and bonuses	(2,127,887)	(1,321,463)
Income tax payable	(2,973,111)	572,219

Net cash flows from operating activities — continuing operations	1,287,831	8,315,686
Net cash flows from operating activities — discontinued operations	—	19,727

Net cash flows from operating activities	1,287,831	8,335,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(596,612)	(265,971)
Proceeds from sales of property and equipment	34,306	71,900
Acquisition	(3,099,836)	—

Net cash flows from investing activities	(3,662,142)	(194,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on bank credit agreement	2,769,851	(7,866,594)
Principal payments on long-term debt	(182,901)	(197,731)
Proceeds from exercise of stock options	66,411	—
Net excess tax benefit (deficiency) on equity-based awards	107,048	(16,592)
Dividends paid on preferred stock	(74,867)	(105,533)
Dividends on common stock	(103,181)	(57,039)

Net cash flows from financing activities	2,582,361	(8,243,489)

Net change in cash	208,050	(102,147)

Cash, beginning of period	309,914	457,681

Cash, end of period	$517,964	$355,534

	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$381,746	$544,238
Cash paid during the period for income taxes	3,903,998	182,371

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	21,512	—

Business acquisition (see Note 2):
Inventory	1,981,498	—
Property and equipment	122,978	—
Customer relationships intangible asset	1,620,000	—
Goodwill	300,360	—
Note payable	500,000	—
Contingent consideration	425,000	—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:
•	Our wholesale distribution segment (“ADC”) distributes consumer products in the Central and Rocky Mountain regions of the United States.
•	Our retail health food segment operates thirteen health food retail stores located throughout the Midwest and Florida.
WHOLESALE DISTRIBUTION SEGMENT
ADC serves approximately 4,200 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In October 2009, Convenience Store News ranked ADC as the eighth (8th) largest convenience store distributor in the United States based on annual sales.
ADC distributes approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products.
RETAIL HEALTH FOOD SEGMENT
The Company’s retail health food stores, which are operated as Chamberlin’s Market & Café (“Chamberlin’s” or “CNF”) and Akin’s Natural Foods Market (“Akin’s” or “ANF”), carry over 30,000 different national and regionally branded and private label products. These products include high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was first established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Oklahoma, Nebraska, Missouri, and Kansas and will be opening a new store in Tulsa, Oklahoma during the Company’s second fiscal quarter of 2010.
FINANCIAL STATEMENTS
The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. In preparing the accompanying financial statements, management has evaluated subsequent events through January 18, 2010 (the financial statement issue date). The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The wholesale distribution segment of our Company will be separately referred to as “ADC”. Additionally, the three month fiscal periods ended December 31, 2009 and December 31, 2008 have been referred to throughout this quarterly report as Q1 2010 and Q1 2009, respectively. The fiscal balance sheet dates as of December 31, 2009, December 31, 2008, and September 30, 2009 have been referred to as December 2009, December 2008, and September 2009, respectively.
Adoption of New Accounting Standards
The Company adopted the following accounting standards during Q1 2010, none of which had a material impact on our consolidated results of operations or financial condition.
Accounting Standards Update (“ASU”) No. 2009-05, (“Measuring Liabilities at Fair Value”) – provides amendments to Financial Accounting Standards Board “FASB” ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities.
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

FASB ASC 820 (“Fair Value Measurements”) – delayed the effective date of certain fair value measurements to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Assets and liabilities subject to this deferral included goodwill, intangible assets, and long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. These items are required to be recognized at fair value when they are considered to be other than temporarily impaired. In Q1 2010, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis.
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

2. ACQUISITION
On October 30, 2009, the Company acquired the convenience store distribution assets of Discount Distributors from its parent Harps Food Stores, Inc. (“Harps”). Discount Distributors is a wholesale distributor to convenience stores in Arkansas, Oklahoma, and Missouri with annual sales of approximately $59.8 million. The Company paid $3.1 million cash, issued a $0.5 million note payable in quarterly installments over two years, and could pay an additional $1.0 million in contingent consideration for certain fixed assets, inventory, and customer lists of Discount Distributors. The contingent consideration is based on achieving predetermined two-year revenue targets. This transaction was funded through the Company’s existing credit facility. No significant liabilities were assumed in connection with the transaction and the costs incurred to effect the acquisition were not significant and were expensed as incurred. The acquisition expands the Company’s strategic footprint in the southern portion of the United States and enhances our ability to service customers in that region.
The following table summarizes the consideration paid for the acquired assets and their related acquisition date fair values. The fair value of the assets acquired have been measured in accordance with ASC 805 “Business Combinations.” In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology. The purchase price allocation reflects various preliminary estimates and analyses and is subject to change during the measurement period (generally one year from the acquisition date). The acquired assets will be reported as a component of our wholesale distribution segment.

Total Consideration (in millions):	Amount
Cash	$3.1
Note payable	0.5
Fair value of contingent consideration	0.4

Fair value of consideration transferred	$4.0

Recognized amounts of identifiable assets acquired (in millions):

		Weighted
		Average
		Amortization
	Amount	Period
Inventory	$2.0	—
Property and equipment	0.1	5 years
Identifiable intangible assets:
Customer relationships	1.6	8 years

Total identifiable net assets	3.7
Goodwill	0.3

Total identifiable assets and goodwill	$4.0

The Company has estimated that the undiscounted payments required under the contingent consideration arrangement will approximate $0.7 million ($0.4 million fair value). The $0.3 million of goodwill arising from the acquisition primarily represents synergies and economies of scale generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company’s wholesale distribution segment and is expected to be deductible for tax purposes.
The following table sets forth the unaudited actual revenue and earnings included in the Company’s statement of operations for Q1 2010 related to the acquisition and the pro forma revenue and earnings of the combined entity had the acquisition occurred as of the beginning of the prior year reporting period (Q1 2009). These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisition occurred at the beginning of Q1 2009.

(In millions)	Period	Revenue	Net Income
Actual Results from	10/30/09-12/31/09	$9.2	$0.1
Supplemental pro forma results	10/01/09-12/31/09	$14.2	$0.1
Supplemental pro forma results	10/01/08-12/31/08	$11.7	$0.0
3. CONVERTIBLE PREFERRED STOCK:
The Company has two series of convertible preferred stock outstanding at December 2009 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$2,000,000
Number of shares:	100,000	80,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	81,136
Dividend rate:	6.785%	6.37%
The Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”), (collectively, the “Preferred Stock”), are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of preferred shares being converted multiplied by a fraction, which is equal to $25.00 divided by the conversion price. The conversion prices for the Preferred Stock are subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Common Stock. Cumulative dividends for the Preferred Stock are payable in arrears, when, and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year.
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
4. INVENTORIES
Inventories consisted of finished goods at December 2009 and September 2009 and are stated at the lower of cost, determined on a first in first out, or FIFO basis, or market. The wholesale distribution and retail health food segment inventories consist of products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods include total reserves of approximately $1.0 million at December 2009 and $0.9 million at September 2009. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based on an evaluation of slow moving and discontinued products.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reporting segment of the Company consisted of the following:

	December	September
	2009	2009
Wholesale Distribution Segment	$4,236,291	$3,935,931
Retail Health Food Segment	1,912,877	1,912,877

	$6,149,168	$5,848,808

Other intangible assets of the Company consisted of the following:

	December	September
	2009	2009
Trademarks and tradenames	$3,373,269	$3,373,269
Customer relationships (less accumulated amortization of $33,750)	1,586,250	—

	$4,959,519	$3,373,269

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year.

At December 2009, intangible assets considered to have finite lives represent acquired customer relationships. The customer relationships are being amortized over 8 years and Q1 2010 amortization expense related to this intangible asset was $33,750. Amortization expense for the customer relationships for the eight years subsequent to September 30, 2009 (the Company’s prior fiscal year end) is estimated as follows:

	Fiscal	Fiscal	Fiscal	Fiscal
	2010/1/	2011	2012	2013	Thereafter
Customer relationships	151,875	202,500	202,500	202,500	826,875

/1/	Represents amortization for the remaining nine months of Fiscal 2010.
6. DIVIDENDS:
On October 27, 2009, the Company declared a cash dividend of $0.18 per common share payable on November 30, 2009 to shareholders of record as of November 9, 2009. Cash dividends paid to common shareholders during Q1 2010 totaled $103,181.
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
Anti-dilutive stock options and potential common stock outstanding at December 2008 were excluded from the computation of diluted earnings per share. At December 2008, such potential common shares totaled 41,983 and had an average exercise price of $26.74. There were no anti-dilutive shares excluded from the computation of diluted earnings per share at December 2009.

	For the three months ended December
	2009		2008
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	560,119	560,119	545,593	545,593

Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock /1/	—	185,104	—	310,459

Weighted average number of shares outstanding	560,119	745,223	545,593	856,052

Income from continuing operations	$1,729,140	$1,729,140	$1,401,600	$1,401,600
Deduct: preferred stock dividend requirements /2/	(74,867)	—	(105,533)	—

	1,654,273	1,729,140	1,296,067	1,401,600

Loss from discontinued operations	$—	$—	$(102,038)	$(102,038)

Net income available to common shareholders	$1,654,273	$1,729,140	$1,194,029	$1,299,562

Income per share from continuing operations	$2.95	$2.32	$2.38	$1.64

Loss per share from discontinued operations	$—	$—	$(0.19)	$(0.12)

Net earnings per share available to common shareholders	$2.95	$2.32	$2.19	$1.52

/1/	Diluted earnings per share calculation includes all stock options, Convertible Preferred Stock, and restricted stock, in each case, that are deemed to be dilutive.

/2/
Diluted earnings per share calculation excludes dividend payments for Convertible Preferred Stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

8. DEBT
The Company has a credit agreement (the “Facility”) with Bank of America, which includes the following significant terms:
•	A June 2011 maturity date.
•	A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.1 million at December 2009.
•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.

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

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at December 2009.
The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the Company’s availability was approximately $25.1 million at December 2009 and the outstanding balance on the revolving portion of the Facility was $25.5 million. The resulting credit limit on the Facility at December 2009 was $50.6 million.
At December 2009, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.04% at December 2009.
At December 2009, the Company had $6.9 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at December 2009.
Cross Default and Co-Terminus Provisions
The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2009. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

OTHER
AMCON has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
9. EQUITY-BASED INCENTIVE AWARDS
Stock Options
The Company’s stock options have varying vesting schedules ranging up to five years and expire ten years from the grant date. Stock options issued and outstanding to management employees at December 2009 are summarized as follows:

		Number of
		Options	Number
Date	Exercise Price	Outstanding	Exercisable
Fiscal 2000	$34.50	1,456	1,456
Fiscal 2003	$28.80	629	629
Fiscal 2007	$18.00	25,000	25,000

		27,085	27,085

Stock options issued and outstanding to the Company’s outside directors at December 2009 are summarized as follows:

		Number of
		Options	Number
Date	Exercise Price	Outstanding	Exercisable
Fiscal 2002	$26.94	834	834

The following summarizes all stock options outstanding at December 2009:

			Remaining		Exercisable
	Exercise	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
	Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
2000 Options	$34.50	1,456	0.45 years	$34.50	1,456	$34.50
2002 Options	$26.94	834	2.62 years	$26.94	834	$26.94
2003 Options	$28.80	629	2.79 years	$28.80	629	$28.80
2007 Options	$18.00	25,000	6.95 years	$18.00	25,000	$18.00

		27,919		$19.37	27,919	$19.37

The following is a summary of the activity of the stock plans for the three months ended December 2009:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2009	30,126	$20.16
Granted	—	—
Exercised	(2,207)	$30.09
Forfeited/Expired	—	—

Outstanding at December 2009	27,919	$19.37

Net income before income taxes included compensation expense related to stock options of approximately $0.1 million in both Q1 2010 and Q1 2009. At December 2009, there was no unamortized compensation expense related to stock options. The aggregate intrinsic value of stock options outstanding and exercisable at December 2009 was approximately $1.3 million.
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
Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards as summarized below:

	Restricted Stock /1/	Restricted Stock /2/
Date of award:	December 6, 2007	January 29, 2008
Number of shares:	24,000	7,500
Service period:	34 months	36 months
Estimated fair value of award at grant date/3/:	$963,000	$229,000
Intrinsic value of awards outstanding at December 2009:	$528,000	$330,000

/1/	16,000 shares were vested at December 2009. The remaining 8,000 shares will vest on October 16, 2010.

/2/	2,500 shares were vested at December 2009. The remaining 5,000 shares will vest in equal amounts (2,500 per year) on January 29, 2010 and January 29, 2011.

/3/	Amount is net of estimated forfeitures.

There is no direct cost to the recipients of the restricted stock awards, except for any applicable taxes. The recipients of restricted stock are entitled to full voting rights and the customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. All cash dividends and/or distributions payable to restricted stock recipients will be held in escrow until all the conditions of vesting have been met.
The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before income taxes included compensation expense of $0.1 million in both Q1 2010 and Q1 2009. Total unamortized compensation expense related to restricted stock awards at December 2009 was approximately $0.4 million. This unamortized compensation expense is expected to be amortized over approximately the next twelve months (the expected weighted-average period).
The following summarizes restricted stock activity under the Omnibus Plan for the three months ended December 2009:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Nonvested restricted stock at September 2009	21,000	$40.16
Granted	—	—
Vested	(8,000)	$42.50
Expired	—	—

Nonvested restricted stock at December 2009	13,000	$38.72

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

	Wholesale
	Distribution	Retail	Other /1/	Consolidated
THREE MONTHS ENDED DECEMBER 2009:
External revenue:
Cigarettes	$177,584,045	$—	$—	$177,584,045
Confectionery	15,307,821	—	—	15,307,821
Health food	—	8,926,489	—	8,926,489
Tobacco, food service & other	42,122,683	—	—	42,122,683

Total external revenue	235,014,549	8,926,489	—	243,941,038
Depreciation	266,580	70,372	1,147	338,099
Amortization	49,170	—	—	49,170
Operating income (loss)	3,998,612	917,307	(1,853,914)	3,062,005
Interest expense	122,197	124,624	158,424	405,245
Income (loss) from continuing operations before taxes	3,879,649	802,830	(2,012,339)	2,670,140
Total assets	74,327,598	11,729,960	978,068	87,035,626
Capital expenditures	437,314	159,297	—	596,611

	Wholesale
	Distribution	Retail	Other /1/	Consolidated
THREE MONTHS ENDED DECEMBER 2008:
External revenue:
Cigarettes	$152,262,945	$—	$—	$152,262,945
Confectionery	15,461,696	—	—	15,461,696
Health food	—	8,980,794	—	8,980,794
Tobacco, food service & other	40,671,928	—	—	40,671,928

Total external revenue	208,396,569	8,980,794	—	217,377,363
Depreciation	248,164	61,023	1,147	310,334
Amortization	—	—	—	—
Operating income (loss)	3,288,077	587,839	(1,139,184)	2,736,732
Interest expense	132,679	169,545	186,975	489,199
Income (loss) from continuing operations before taxes	3,159,150	428,609	(1,326,159)	2,261,600
Total assets	71,535,006	11,341,987	4,025,032	86,902,025
Capital expenditures	128,490	137,481	—	265,971

/1/	Includes intercompany eliminations, charges incurred by the holding company, and assets of discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:
•
increases in state and federal excise taxes on cigarette and tobacco products, including recent increases in federal excise taxes imposed in connection with the State Children’s Health Insurance Program (“SCHIP”) law,

•	regulation of cigarette and tobacco products by the U.S. Food and Drug Administration (“FDA”), in addition to existing state and federal regulations by other agencies,
•	potential bans imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,
•	increases in manufacturer prices,
•	increases in inventory carrying costs and customer credit risk,
•	changes in promotional and incentive programs offered by manufacturers,
•	decreased availability of capital resources,
•	demand for the Company’s products, particularly cigarette and tobacco products,
•	new business ventures or acquisitions,
•	domestic regulatory and legislative risks,
•	competition,
•	poor weather conditions,
•	increases in fuel prices,
•	consolidation trends within the convenience store industry,
•	other risks over which the Company has little or no control, and
•	any other factors not identified herein.

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
CRITICAL ACCOUNTING ESTIMATES
Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the three months ended December 2009.
FIRST FISCAL QUARTER 2010 (Q1 2010)
The following discussion and analysis includes the Company’s results of operations from continuing operations for the three months ended December 2009 and 2008. Continuing operations are comprised of our wholesale distribution and retail health food segments. A separate discussion of discontinued operations has been presented following our analysis of continuing operations.
During Q1 2010, the Company:
•	acquired the distribution assets of Discount Distributors, a wholesale distributor to convenience stores with annual sales of approximately $59.8 million.
•	recorded net income available to common shareholders of $1.7 million, a $0.5 million increase over Q1 2009.
•	paid a $0.18 dividend per common share, an 80% increase over Q1 2009.

WHOLESALE DISTRIBUTION SEGMENT (“ADC”)
ADC serves approximately 4,200 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In October 2009, Convenience Store News ranked ADC as the eighth (8th) largest convenience store distributor in the United States based on annual sales.
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
Looking forward, we believe that a combination of economic and regulatory factors and the potential of higher fuel prices could adversely affect our sales, gross margins, and operating profits into the foreseeable future. However, we anticipate that our conservative strategy of cost containment, aggressively targeting new business, and maintaining maximum liquidity, will position us well to capture market share, execute strategic acquisitions, open new retail stores, and ultimately create shareholder value.
Business Update — Wholesale Distribution Segment
The wholesale distribution industry is mature and intensely competitive. Historically, cigarette and tobacco products have represented one of the largest sales categories for convenience stores and their distributors alike. Recent legislative actions such as excise tax increases and smoking bans, however, have decreased the demand for these products.

In June 2009, new legislation was signed into law which provided the FDA with broad authority to regulate the manufacture, distribution, marketing, and sale of cigarette and tobacco products. In one of its first major regulatory actions in September 2009, the FDA banned the manufacture, shipment, and sale of certain flavored cigarettes. If such regulatory actions were to continue, we believe decreasing demand trends for cigarette and tobacco products could accelerate.
The long-term implications of the above considerations on smaller distributors may be detrimental. A combination of declining revenue streams and limited access to credit and/or new capital may force many distributors from the market, resulting in substantial industry consolidation. As one of the nation’s largest wholesale distributors, we believe the Company is well-positioned to capitalize on these trends and expand our strategic footprint.
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
Despite the impact of the recession, we believe the long-term prospects for this segment remain attractive and continue to pursue growth through ongoing evaluations of potential new locations. If health food retailers can demonstrate value and provide consumers with affordable choices, we believe overall demand for natural food products will rebound as the current economic conditions begin to dissipate.

RESULTS OF OPERATIONS

	For the three months ended December
			Incr
	2009	2008	(Decr)	% Change
CONSOLIDATED:
Sales /1/	$243,941,038	$217,377,363	$26,563,675	12.2
Cost of sales	226,713,025	201,532,714	25,180,311	12.5
Gross profit	17,228,013	15,844,649	1,383,364	8.7
Gross profit percentage	7.1%	7.3%
Operating expense	14,166,008	13,107,917	1,058,091	8.1
Operating income	3,062,005	2,736,732	325,273	11.9
Interest expense	405,245	489,199	(83,954)	(17.2)
Income tax expense	941,000	860,000	81,000	9.4
Income from continuing operations	1,729,140	1,401,600	327,540	23.4

BUSINESS SEGMENTS:
Wholesale
Sales	$235,014,549	$208,396,569	$26,617,980	12.8
Gross profit	13,386,777	12,197,029	1,189,748	9.8
Gross profit percentage	5.7%	5.9%
Retail
Sales	$8,926,489	$8,980,794	$(54,305)	(0.6)
Gross profit	3,841,236	3,647,620	193,616	5.3
Gross profit percentage	43.0%	40.6%

/1/	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $3.8 million in both Q1 2010 and Q1 2009.
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

SALES — Q1 2010 vs. Q1 2009
Sales in our wholesale distribution segment increased $26.6 million in Q1 2010 as compared to Q1 2009. This change included a $25.3 million increase in cigarette sales and a net $1.3 million increase in sales of tobacco, beverages, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).
Significant items impacting our Q1 2010 wholesale segment sales included:
•	$9.2 million increase in sales related the acquisition of Discount Distributors during the period.
•	$32.0 million increase in cigarette sales due to price increases implemented by manufacturers as compared to Q1 2009.
•	$15.9 million decrease in sales, primarily related to a reduction in cigarette cartons sold as compared to Q1 2009.

Sales in our retail health food segment decreased approximately $0.1 million in Q1 2010 as compared to Q1 2009. This decrease was primarily related to lower sales volumes in our highly perishable food categories, particularly in our Florida retail stores, which have been impacted by a severe regional economic downturn and increased competition from other natural food chains.
GROSS PROFIT — Q1 2010 vs. Q1 2009
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
Gross profit in our wholesale segment increased $1.2 million in Q1 2010 as compared to Q1 2009. This increase primarily resulted from higher gross margins in our tobacco product categories totaling approximately $1.4 million and a $0.7 million increase in gross profit related to changes in promotional allowances and the acquisition of Discount Distributors. These increases were partially offset by a $0.9 million decrease in gross profit primarily attributable to a decrease in the volume of cigarette cartons sold.
Gross profit for the retail health segment increased $0.2 million in Q1 2010 as compared to Q1 2009. This increase was primarily related to lower throw-out costs and improved gross margins.
OPERATING EXPENSE — Q1 2010 vs. Q1 2009
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
Operating expenses increased approximately $1.1 million in Q1 2010 as compared to Q1 2009. This increase primarily resulted from higher compensation costs during the current period.

INTEREST EXPENSE — Q1 2010 vs. Q1 2009
Q1 2010 interest expense decreased $0.1 million as compared to Q1 2009. This change was principally related to lower interest rates and average borrowings on the Company’s credit facility. In Q1 2010, the Company’s average interest rates and average borrowings on its revolving credit facility were 0.2% and $1.0 million lower, respectively, as compared to Q1 2009.
DISCONTINUED OPERATIONS — Q1 2010 vs. Q1 2009
Losses from discontinued operations in Q1 2009 primarily represented interest charges and costs incurred to preserve the Company’s assets. All discounted operations were wound-down during the Company’s prior fiscal year (fiscal 2009).

	Q1 2010	Q1 2009
Operating loss	—	(44,129)
Interest expense	—	(116,009)
Income tax benefit	—	(58,000)
Loss from discontinued operations	—	(102,038)
LIQUIDITY AND CAPITAL RESOURCES
Overview
•
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. During Q1 2010, the Company generated cash of approximately $1.3 million from operating activities. The cash generated resulted from higher overall earnings and reductions in accounts receivable and inventory. These items were partially offset by an increase in prepaid and other assets and reductions in accounts payable, accrued expenses, and income taxes payable.

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

•
Investing Activities. The Company used approximately $3.7 million of cash during Q1 2010 for investing activities, primarily related to the acquisition of the distribution assets of Discount Distributors.

•
Financing Activities. The Company generated cash of $2.6 million for financing activities during Q1 2010. Of this amount, $2.8 million related to net advances on the Company’s credit facility which was used to fund the Company’s acquisition of Discount Distributors, and $0.2 million related to the exercise of stock options. Offsetting these items was $0.2 million of payments on long-term debt, and $0.2 million related to dividends on the Company’s common and preferred stock.

•
Cash on Hand/Working Capital. At December 2009, the Company had cash on hand of $0.5 million and working capital (current assets less current liabilities) of $39.4 million. This compares to cash on hand of $0.3 million and working capital of $35.7 million at September 2009.

CREDIT AGREEMENT
The Company has a credit agreement (the “Facility”) with Bank of America, which includes the following significant terms:
•	A June 2011 maturity date.
•	A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.1 million at December 2009.
•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.
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

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at December 2009.
The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the Company’s availability was approximately $25.1 million at December 2009 and the outstanding balance on the revolving portion of the Facility was $25.5 million. The resulting credit limit on the Facility at December 31, 2009 was $50.6 million.
At December 2009, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.04% at December 2009.
At December 2009, the Company had $6.9 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at December 2009.
During Q1 2010, our peak borrowings under the Facility were $39.6 million and our average borrowings and average availability were $31.6 and $20.0 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.
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
DIVIDEND PAYMENTS
The Company paid cash dividends of $103,181 or $0.18 per common share, in Q1 2010, and $57,039 or $0.10 per common share, in Q1 2009. The Company paid cash dividends related to the Convertible Preferred Stock of $74,867 and $105,533, respectively, during Q1 2010 and Q1 2009.

OTHER
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
The Company’s credit facility with Bank of America expires in June 2011. We believe the Company continues to have a strong working relationship with Bank of America and has maintained compliance with all related debt covenants. The Company also aggressively monitors its customer credit risk to limit exposure in that area.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4.	Controls and Procedures
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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control that occurred during the fiscal quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” on Form 10-K for the fiscal year ended September 30, 2009.

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

AMCON DISTRIBUTING COMPANY (registrant)
Date: January 18, 2010	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 18, 2010	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer, and Principal Financial Officer