Form 10-K/A
period 2009-09-30
AMCON DISTRIBUTING CO
filed 2010-01-28
CIK 928465

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

Portions of the following document are incorporated by reference into the indicated parts of this report: None.

EXPLANATORY NOTE
This amendment on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission on November 6, 2009, and is being filed for the purpose of providing the disclosures required by Part III of Form 10-K, including Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services). At the time of filing of our original Annual Report on Form 10-K for the fiscal year ended September 30, 2009, it was anticipated that the disclosures required by Part III of Form 10-K would be incorporated therein by reference to various disclosures being made in the Proxy Statement to be used in connection with our 2010 Annual Meeting of Shareholders. That Proxy Statement will not be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2009, and therefore this amendment on Form 10-K/A is being filed in accordance with General Instruction G(3) to Form 10-K to provide the disclosures required by Part III of Form 10-K that were to have been incorporated by reference from the Proxy Statement.
This amendment on Form 10-K/A is not intended to revise any other information presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as originally filed and all such other information in the original filing, which remains unchanged, has not been updated to reflect events occurring subsequent to the original filing date. This amendment speaks as of the date of our original Annual Report on Form 10-K for the fiscal year ended September 30, 2009, except for certain certifications, which speak as of their respective dates and the filing date of this amendment. This amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of our original Annual Report on Form 10-K for the fiscal year ended September 30, 2009, including any amendments to those filings.

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

Cigarette and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and/or fees have been imposed by both individual states and the federal government. Most recently (April 2009), the federal excise taxes imposed on cigarette and tobacco products was increased dramatically. The new regulatory responsibilities of the FDA may also be funded by further increases in federal excise taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options issued and outstanding to management employees at September 2009 are summarized as follows:

				Number of
				Options		Number
Date		Exercise Price		Outstanding		Exercisable

Fiscal 2000		$34.50		1,956		1,956
Fiscal 2003		$28.80		2,336		2,336
Fiscal 2007		$18.00		25,000		16,666

				29,292		20,958

Stock options issued and outstanding to the Company’s outside directors at September 2009 are summarized as follows:

				Number of
				Options		Number
Date		Exercise Price		Outstanding		Exercisable

Fiscal 2002		$26.94		834		834

The following summarizes all stock options outstanding at September 2009:

			Remaining		Exercisable
	Exercise	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
	Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

2000 Options	$34.50	1,956	0.70 years	$34.50	1,956	$34.50
2002 Options	$26.94	834	2.87 years	$26.94	834	$26.94
2003 Options	$28.80	2,336	3.04 years	$28.80	2,336	$28.80
2007 Options	$18.00	25,000	7.20 years	$18.00	16,666	$18.00

		30,126		$20.16	21,792	$20.98

The following is a summary of the activity of the stock plans for fiscal 2009:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at September 2008	42,120	$26.80
Granted	—	—
Exercised	(2,835)	$30.99
Forfeited/Expired	(9,159)	$47.35

Outstanding at September 2009	30,126	$20.16

Options exercisable at end of period	21,792

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

The following summarizes restricted stock activity under the Omnibus Plan for the twelve months ended September 2009:

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

Our board of directors currently consists of seven persons. William F. Wright retired from our board on January 1, 2010. On January 26, 2010, our board of directors voted unanimously to reduce its size from eight to seven directors effective on that date. Our articles of incorporation divides the board into three classes of directors, with directors serving staggered terms of three years and until their respective successors are duly elected and qualified or until their respective earlier resignation or removal. The present terms of Jeremy W. Hobbs and Stanley Mayer, the two directors in Class I, will expire at our 2010 annual meeting of stockholders. The nominating and corporate governance committee of our board of directors has designated Jeremy W. Hobbs and Stanley Mayer as the nominees proposed for election at that annual meeting. Directors in Class II (Christopher H. Atayan and Raymond F. Bentele) and in Class III (Kathleen M. Evans, John R. Loyack and Timothy R. Pestotnik) have terms expiring at the time of our annual meeting of stockholders in 2011 and 2012, respectively. Our board of directors has determined that Messrs. Bentele, Hobbs, Loyack, Mayer and Pestotnik each satisfy the independence requirements of the NYSE Amex Equities exchange or “AMEX”.

The following table sets forth certain information with respect to each of our directors.

Name	Age	Position With Our Company	Director Since

Class I: Term to expire in 2010
Jeremy W. Hobbs	49	Director	2006
Stanley Mayer	64	Director	2002
Class II: Term to expire in 2011
Christopher H. Atayan	49	Chief Executive Officer, Chairman, Director	2004
Raymond F. Bentele	73	Director	2002
Class III: Term to expire in 2012
Kathleen M. Evans	62	President, Director	1986
John R. Loyack	46	Director	2003
Timothy R. Pestotnik	49	Director	1998

There is no arrangement or understanding between any director and any other person pursuant to which such director was selected as a director except that the respective holders of our Series B Convertible Preferred Stock are entitled to vote separately as a single class in electing one member of our board of directors. Spencer Street Investments, Inc., the holder of our Series B Convertible Preferred Stock, has designated Christopher H. Atayan as the person elected by the holders of our Series B Convertible Preferred Stock to serve on our board of directors.

Business Experience of our Directors

The business experience during the last five years of each member of our board of directors, including the two persons nominated for reelection as directors at our 2010 annual meeting of stockholders, is as follows:

Christopher H. Atayan has served as our company’s Chief Executive Officer since October 2006 and as its Chairman since January 2008. Mr. Atayan served as our company’s Vice Chairman from March 2006 through January 2008, as our company’s Chief Corporate Officer from March 2006 through September 2006 and has been a director of our company since 2004. He also is a consultant to Draupnir, LLC, the parent of Draupnir Capital, LLC. Mr. Atayan has served as the Senior Managing Director of Slusser Associates, a private equity and investment banking firm, since 1988, and has been engaged in private equity and investment banking since 1982.

Raymond F. Bentele is the former President and Chief Executive Officer of Mallincrodt, Inc., having served in that capacity from 1982 until his retirement in 1992. He also served as Executive Vice President of Mallincrodt Group Inc. from 1980 until his retirement.

Kathleen M. Evans became President of our company in March 1991. Prior to that time she served as Vice President of AMCON Corporation from 1985 to 1991. From 1978 until 1985, Ms. Evans acted in various capacities with AMCON Corporation and its operating subsidiaries.

Jeremy W. Hobbs is the President and Chief Executive Officer of Draupnir, LLC, and Chairman of Discovery Toys, LLC. He has served as a founding member and executive officer of Draupnir, LLC from 2002 through December 2005. From 1987 to 2002, Mr. Hobbs was an attorney in the law firm of Krasnow, Cornbath and Hobbs in Chicago, Illinois where he served as managing partner from 1997 to 2002.

John R. Loyack currently is President and Chief Executive Officer of Optim Energy, LLC. Prior to serving in his current position, Mr. Loyack served as President and Chief Executive Officer of CPG International, Inc., as Senior Vice President and Chief Financial Officer and Vice President and Chief Accounting Officer at PNM Resources.

Stanley Mayer currently is the General Manager of CMC Rebar — Albuquerque. Prior to serving in his current position, Mr. Mayer served as Vice President of CMC Capitol City Steel, as a consultant to various companies regarding financial and strategic planning matters since 2002, as Chief Financial Officer for Donruss Playoff, Inc. from 2001 to 2002 and as Vice President of Southern Union Company from 1998 through 2001.

Timothy R. Pestotnik is an attorney and a partner in the law firm of Pestotnik + Gold, LLP. Prior to this, he was a partner and chair of the business litigation department at the law firm of Luce, Forward, Hamilton & Scripps, LLP. Mr. Pestotnik also serves as a director of AMCON Corporation.

Audit Committee

Our board of directors has established an audit committee, which serves at the pleasure of our board of directors. The audit committee of our board of directors currently is comprised of John R. Loyack, its chairman, Timothy R. Pestotnik and Stanley Mayer. Our board of directors has determined that all members of the audit committee are independent directors under the listing standards adopted by AMEX. In addition, our board of directors has determined that Mr. Loyack and Mr. Mayer each meets the SEC’s definition of an “audit committee financial expert.” The audit committee is responsible for reviewing our financial statements, audit reports, internal financial controls and the services performed by the independent registered public accounting firm, and for making recommendations with respect to those matters to our board of directors. A more complete description of the audit committee’s functions is provided in its charter, a copy of which is available on our internet website (www.amcon.com) by clicking on the “Corporate Governance” tab under “Investor Relations.” The audit committee met seven times during our 2009 fiscal year.

Code of Ethics

Our Board of Directors has adopted a code of ethical conduct that applies to our executive officers, including our principal executive officer and our principal financial officer. This code of ethical conduct is available without charge to any person who requests it by writing to our corporate secretary. It also is available on our internet website (www.amcon.com). Any substantive amendment to, or waiver from, a provision of this code that applies to our principal executive officer or principal financial officer will be disclosed on our internet website and, if required by rules of the SEC or AMEX, on the reports we file with the SEC.

Executive Officers

The information appearing under the caption “Executive Officers of the Registrant” in Part I of this report is incorporated in this Item 10 by reference.

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

To our knowledge, based solely on review of the copies of such reports furnished to our company and written representations that no other reports were required, during our 2009 fiscal year, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% stockholders were complied with on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation and Related Matters

Compensation Discussion and Analysis

General

The following compensation discussion and analysis explains how our compensation programs are designed and operate in practice with respect to each of the named executive officers listed in the summary compensation table appearing below. This discussion should be read in conjunction with the information appearing under the caption “Committees of the Board — Compensation Committee,” the summary compensation table, and the additional tabular and narrative disclosure that follows the summary compensation table.

Compensation Philosophy and Objectives

Our compensation program for executive officers is structured to achieve the following objectives:

•	Attract and retain talented professionals, while emphasizing the challenges and rewards associated with a fast paced, stimulating, entrepreneurial environment.

•	Align individual and strategic goals with those of our stockholders and customers. We believe that it is primarily the dedication, creativity, competence and experience of our entire workforce that enables us to compete, given the realities of the wholesale/retail industries in which we operate. History has demonstrated that our business is neither easily nor quickly mastered by people attempting to migrate from other industries. Hence, we attempt to retain our experienced, long-term employees, avoid employee turnover, create a cadre of dedicated professionals focused on increasing stockholder value, align the interests of our employees and stockholders and foster an ownership mentality in our executives by giving our employees a meaningful stake in our success through our equity incentive and cash bonus programs.

•	Achieve meaningful results and add value to our company through a results-oriented reward structure. We attempt to link compensation closely to results by structuring a significant portion of executive compensation as at-risk compensation.

•	Tailor individual incentives within different segments of our organization depending on the priorities and needs existing at the time. This facilitates individual focus to capitalize on opportunities and to correct weaknesses in a particular segment of the organization. Our branches and retail stores therein require empowered, capable, local management expertise to operate effectively. We attempt to encourage accountability in our division-level executives by using bonus targets tied to divisional or regional results and other, individually tailored, objectives.

•	Integrate strategic goals and objectives throughout all facets of our organization. This enables quicker, more effective execution of our strategic corporate objectives. Our ability to modify and tailor the components of our cash bonus program allows us to revise these components from year to year and executive to executive as our strategic goals evolve.

•	Simplicity is an important element of our compensation structure. With clear and unambiguous goals individuals can employ their best efforts.

Determining Compensation

Our compensation committee’s process for determining compensation levels for executive officers differs depending upon the position of the individual being considered. For each executive officer other than our chief executive officer, the committee annually reviews each element of compensation described below in consultation with our chief executive officer. Our chief executive officer develops for the committee’s consideration a proposed compensation package for each of these executive officers based on his business judgment of the executive’s past performance and of his or her expected future contributions to our company. Each executive’s compensation package is modified as deemed appropriate by our compensation committee, and the final determination of the compensation package is made by the committee. With respect to our chief executive officer’s compensation, our compensation committee meets in executive session. The committee develops a compensation package for our chief executive officer based on its business judgment of his past performance, of his leadership in establishing performance standards in the conduct of our company’s business, and of his expected future contributions in directing the long-term success of our company and its businesses. For all executive officers, including our chief executive officer, the structure and level of executive compensation needed to promote the principles of our executive compensation program for each executive is determined by the committee by considering all elements of the compensation package in total, rather than any one component in isolation. This process is based upon the committee’s business judgment. Finally, some components of the compensation package for our named executive officers are determined in accordance with the agreements described below under the captions “Employment and Other Compensatory Agreements” and “Change of Control Agreements.”

Compensation Components

As separately discussed below, the principal components of compensation for our executive officers currently are:

•	base salary;

•	performance-based compensation;

•	long-term equity incentive compensation; and

•	perquisites and other personal benefits.

Base Salary.  We provide base salary to our named executive officers and other employees to reward them for performing the requirements of their position on a day-to-day basis. Base salary is viewed by our compensation committee as a key aspect of our attraction and retention efforts. Base salaries are not established on the basis of any specific performance criteria, but a number of factors are considered in determining individual salary levels, including each executive’s existing salary relative to that of other employees of our company, a business judgment of the performance of the executive and of the business unit or function under his or her leadership, the executive’s length of service with our company, and the perceived increase in the cost of living. The factors impacting base salary levels are not independently assigned specific weights. Competitive market data may be considered from time to time, but we currently do not set compensation levels at a targeted percentile relative to compensation data for a particular peer, competitor or industry group. Our compensation committee utilizes various market and performance metrics and applies its business judgment to formulate and approve the final compensation.

For our 2010 fiscal year, base salary levels were determined by our compensation committee based on its assessment of the factors referred to above. Fiscal 2010 salaries were set as follows: Mr. Atayan, $450,000; Ms. Evans $375,000; Mr. Plummer $175,000; Mr. Campbell $117,000; and Mr. Hinkefent $150,000.

Performance-Based Compensation.  Performance bonus awards may be provided to our named executive officers and other employees, as determined by our compensation committee, with 50% of the bonus awards being made available based on the achievement of specified financial metrics and 50% of the bonus awards being made available based on the achievement of strategic objectives. With respect to the achievement of financial metrics upon which a bonus award is based, our company must reach a minimum threshold of 80% of budgeted pretax income. If this threshold is achieved, the executive will be eligible for a 50% payout of his or her targeted bonus. The executive will be eligible for increasing payouts of his or her targeted bonus, pro rated up to 100% of target, upon the achievement of increasing percentages of budgeted pretax income until 100% of our budgeted pretax income amount is met. If our pretax income exceeds budget, the executive will be eligible for up to 125% of his or her target bonus, pro rated based on the achievement of pretax income of up to 120% of budget.

With respect to the achievement of strategic objectives upon which a bonus award is based, the executive is entitled to receive 100% of his or her targeted bonus if our compensation committee determines that the executive has made satisfactory progress toward the achievement of his or her strategic goals. In the discretion of the compensation committee, the executive is eligible for up to 125% of his or her targeted bonus for exceptional performance with respect to the strategic goals. The satisfaction of an executive’s strategic goals is largely determined by the compensation committee based upon its business judgment of the executive’s performance. All executives have a common strategic goal, which is to work together as a team in furtherance of our company’s strategic objectives. In addition, each executive has individualized short-, medium- and long-term goals. In the case of our chief executive officer, these goals include:

•	Developing and implementing our company’s strategic plan

•	Increasing our company’s enterprise value in a conservative, low-risk fashion

•	Providing executive leadership to deploy our assets in a balanced fashion, recognizing the need to maximize liquidity, reduce debt, and generate cash flow

•	Reducing long-term debt

•	Developing and implementing a management structure to facilitate long term growth

•	Ensuring our company’s compliance with appropriate internal controls for financial reporting

•	Initiating a strategic posture for our company’s growth

For our 2009 fiscal year, our compensation committee awarded cash bonuses to the following named executive officers with respect to the achievement of specified financial metrics and strategic objectives as discussed above: Mr. Atayan, $531,250; Ms. Evans, $125,000; Mr. Plummer, $93,125; Mr. Campbell, $55,000; and Mr. Hinkefent, $93,750. For our 2010 fiscal year, performance bonus awards will be determined by our compensation committee based on its assessment of the factors referred to above and utilizing bonus targets that it establishes. Our compensation committee has not yet established targeted bonuses for our named executive officers for our 2010 fiscal year.

In addition to the above bonus awards, our compensation committee made supplemental cash bonus awards to Mr. Atayan, Mr. Plummer and Mr. Campbell in recognition of the roles they played in completing two extraordinary transactions during our 2009 fiscal year. The first of these transactions was the repurchase of our outstanding Series C Convertible Preferred Stock which reduced fully diluted shares outstanding by 146,842 shares and the second was the sale of the discontinued operation and associated discounted note repurchase that generated a pretax gain of approximately $7.4 million. Our compensation committee made supplemental cash bonus awards to the following named executive officers: Mr. Atayan, $900,000; Mr. Plummer, $180,000; and Mr. Campbell, $20,000.

Equity Incentives.  We promote the long-term interests of our company and the alignment of our named executive officers’ interests with those of our stockholders by providing meaningful equity ownership opportunities to our executives. Our equity compensation program also is designed to encourage our named executive officers to remain employed with us despite a competitive labor market. We may grant equity-based incentives under our stockholder-approved 2007 omnibus incentive plan. In addition, in December 2006 we made a special one-time grant of non-qualified stock options to our chief executive officer, which grant was approved by stockholders at our 2007 annual meeting. Because equity compensation awards typically vest over a period of several years, the value to recipients of any immediate increase in the price of our common stock following a grant will be attenuated. The periodic vesting provisions are in place to encourage the named executive officers to remain with our company.

On December 12, 2006, our compensation committee awarded a non-qualified stock option to our chief executive officer. This award was made in recognition of Mr. Atayan’s assumption of increased responsibilities as our chief executive officer and was intended to provide a meaningful stock ownership and growth opportunity linked directly to the success of our company. Stock options only have value if our stock price appreciates after the options are granted. The option will be exercisable for a total of 25,000 shares of our common stock at an exercise price of $18.00 per share, which represents the closing trading price for our common stock on AMEX on the day immediately prior to the December 12, 2006 grant date. The option vested ratably over a three-year period ending December 12, 2009.

On December 6, 2007, our compensation committee awarded shares of restricted stock to the following executives: Mr. Atayan, 15,000 shares; Mr. Plummer, 2,000 shares; Mr. Campbell, 2,000 shares; and Mr. Hinkefent, 5,000 shares. These awards were made under our 2007 omnibus incentive plan and vest in equal installments on October 16, 2008, 2009 and 2010, subject to certain limitations relating to the termination of employment. The amount of each grant was designed to provide each executive with an equity incentive commensurate with his responsibilities and a meaningful stock ownership and growth opportunity linked directly to the success of our company.

On December 4, 2009, our compensation committee decided to award shares of restricted stock to the following executives: Mr. Atayan, 41,200 shares; Mr. Plummer, 5,000 shares; Mr. Campbell, 2,200 shares; and Mr. Hinkefent, 2,800 shares. These awards were made with respect to our 2008 and 2009 fiscal years to recognize exceptional performance over that period.

Our compensation committee has not yet determined whether to establish any equity incentive awards for our 2010 fiscal year.

Perquisites and other Personal Benefits.  Each of our executive officers is entitled to participate in our employee benefit plans that are made available to all of our employees on a non-discriminatory basis. These benefits consist of medical and group life insurance for which our company pays a portion of the premiums. Our company also makes matching contributions under our 401(k) profit sharing plan of up to 4% of each executive’s compensation.

Our company generally does not provide special perquisites to our executive officers. However, Ms. Evans and Mr. Hinkefent each receive an auto allowance. Additional information concerning perquisites is provided in the tabular and narrative disclosure that follows the summary compensation table.

Termination and Change in Control Arrangements

As discussed below under the caption “Change of Control Agreements,” we have entered into change of control agreements with Mr. Atayan and Ms. Evans. In addition, we have entered into an employment agreement with Mr. Hinkefent, as discussed below under the caption “Employment and Other Compensatory Agreements.” These agreements provide that, upon certain termination of employment events, including termination events following a change of control of our company, these named executive officers may be entitled to receive specified severance benefits. These benefits are discussed in more detail under the caption “Change of Control Agreements.” The provisions in these agreements regarding severance benefits are designed, among other things, to provide for stability and continuity of management in the event of any actual or threatened change in control, to encourage the executives to remain in service after a change in control and ensure that the executives are able to devote their entire attention to maximizing stockholder value in the event of a change in control. Our compensation committee has determined that the amounts payable under the agreements are necessary to achieve those objectives.

Policy Regarding Tax Deduction for Compensation Under Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code limits our tax deduction to $1 million for compensation paid to certain of our executive officers unless the compensation is performance based. Our compensation committee’s present intention is to comply with the requirements of Section 162(m), unless the committee determines that it is in our interests to do otherwise.

Summary Compensation Table

The following summary compensation table summarizes the compensation paid or accrued by our company in the fiscal years indicated with respect to our chief executive officer, our principal financial officer, and our three other most highly compensated executive officers. In this report, these individuals are referred to as our “named executive officers.”

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Fiscal Year	($)	($)	($)(1)	($)(2)	($)	($)	($)(3)	($)

Christopher H. Atayan,	2009	425,000	1,431,250	212,494	115,200	—	—	—	2,183,944
Chief Executive Officer &	2008	416,667	531,250	168,224	115,200	—	—	—	1,231,341
Chairman	2007	385,000	385,000	—	57,600	—	—	—	827,600
Kathleen M. Evans,	2009	375,000	125,000	—	—	—	—	22,707	522,707
President	2008	375,000	93,750	—	—	—	—	20,107	488,857
	2007	375,000	75,000	—	—	—	—	11,241	461,241
Andrew C. Plummer,	2009	149,000	273,125	28,333	—	—	—	8,460	458,918
Vice President, Secretary &	2008	149,000	62,500	22,430	—	—	—	7,139	241,069
Chief Financial Officer	2007	130,000	30,000	—	—	—	—	6,400	166,400
Philip E. Campbell,	2009	110,000	75,000	28,333	—	—	—	4,400	217,733
Senior Vice President of	2008	110,000	62,500	22,430	—	—	—	1,354	196,284
Planning & Compliance(4)	2007	75,000	30,000	—	—	—	—	—	105,000
Eric J. Hinkefent,	2009	150,000	63,000	70,831	—	—	—	20,356	304,187
President of Chamberlin’s	2008	150,000	50,000	56,075	—	—	—	19,831	275,906
Natural Foods, Inc. & Health Food Associates, Inc.	2007	150,000	40,000	—	—	—	—	20,080	192,080

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with SFAS No. 123R, for restricted stock awards granted to our named executive officers. Assumptions used in the calculation of these amounts for the applicable fiscal year are included in footnote 14 to our consolidated financial statements included in our Annual Report on Form 10-K for our 2008 fiscal year.

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with SFAS No. 123R, for option awards granted to our named executive officers. Assumptions used in the calculation of these amounts for the applicable fiscal year are included in footnotes 14 and 15 to our consolidated financial statements included in our Annual Report on Form 10-K for our 2008 and 2007 fiscal years, respectively.

(3)	The amounts in this column for our 2009 fiscal year reflect the following compensation:

			Company Profit
	Auto	Life Insurance	Sharing Plan
	Allowance	Premiums	Contributions	Total
Name	($)	($)(a)	($)(b)	($)

Mr. Atayan	—	—	—	—
Ms. Evans	12,000	907	9,800	22,707
Mr. Plummer	—	—	8,460	8,460
Mr. Campbell	—	—	4,400	4,400
Mr. Hinkefent	12,000	—	8,356	20,356

(a)	Reflects life insurance premiums paid by our company with respect to term life insurance policies.
(b)	Reflects company matching contributions under our 401(k) profit sharing plan. Employees may contribute up to 100% of their compensation into this plan, subject to Internal Revenue Service limits. Our company matches 50% of the first 4% of compensation contributed and 100% of the next 2% of compensation contributed for a maximum company match equal to 4% of employee compensation.

(4)	Mr. Campbell became the Senior Vice President of Planning and Compliance for our company in January 2007 at an annualized rate of $100,000.

Grants of Plan Based Awards

No plan based awards were granted to our named executive officers during our 2009 fiscal year.

Option Exercises and Stock Vesting

The following table sets forth information with respect to each named executive officer concerning the exercise of options, and acquisition of shares on vesting, during our 2009 fiscal year.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized
	Exercise	Exercise	Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Mr. Atayan	—	—	5,000	93,000
Ms. Evans	—	—	—	—
Mr. Plummer	—	—	666	12,369
Mr. Campbell	—	—	666	12,369
Mr. Hinkefent	—	—	1,666	30,988

(1)	Determined by subtracting the exercise price of the options exercised from the opening market price of the underlying shares of our common stock on the date such options were exercised.

(2)	Determined based on the opening market price of our common stock on the October 16, 2008 vesting date for the shares.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to each named executive officer concerning equity awards held as of September 30, 2009.

	Option Awards						Stock Awards
Equity
										Equity	Incentive
				Equity						Incentive	Plan Awards:
				Incentive						Plan Awards:	Market or
				Plan Awards:					Market	Number of	Payout Value
	Number of	Number of		Number of			Number of		Value of	Unearned	of Unearned
	Securities	Securities		Securities			Shares or		Shares or	Shares, Units	Shares, Units
	Underlying	Underlying		Underlying			Units of		Units of	or Other	or Other
	Unexercised	Unexercised		Unexercised	Option		Stock That		Stock That	Rights That	Rights That
	Options	Options		Unearned	Exercise	Option	Have Not		Have Not	Have Not	Have Not
	(#)	(#)		Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)		($)(3)	(#)	($)

Mr. Atayan	16,666	8,334	(1)	—	18.00	12/12/16	—		—	—	—
	—	—		—	—	—	10,000	(2)	610,000	—	—
Ms. Evans	—	—		—	—	—	—		—	—	—
Mr. Plummer	—	—		—	—	—	1,334	(2)	81,374	—	—
Mr. Campbell	—	—		—	—	—	1,334	(2)	81,374	—	—
Mr. Hinkefent	—	—		—	—	—	3,334	(2)	203,374	—	—

(1)	The original grant of options was made on terms in which one third of the underlying shares would become exercisable on each of December 12, 2007, December 12, 2008, and December 12, 2009.

(2)	Subject to earlier forfeiture under the limited circumstances specified in our 2007 omnibus incentive plan and in the related award agreements with the respective award recipients, the original award of the shares of restricted stock was made on terms in which one-third of the shares would vest on each of October 16, 2008, October 16, 2009, and October 16, 2010.

(3)	Determined based on the closing market price of our common stock on September 30, 2009.

Equity Compensation Plan Information

The following equity compensation plan information summarizes plans and securities approved and not approved by security holders as of September 30, 2009.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities reflected in
Plan Category	and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	29,292	$19.97	118,500
Equity compensation plans not approved by security holders(2)	834	26.94	—

Total	30,126	$20.16	118,500

(1)	Consists of (i) our 2007 omnibus incentive plan, described below under “2007 Omnibus Incentive Plan,” (ii) our nonqualified stock option agreement dated December 12, 2006 with Christopher H. Atayan, described below under “CEO Option Award,” and (iii) our 1994 stock option plan, which expired in June 2004.

(2)	Consists of nonqualified stock option awards granted to our non-employee directors, as described below under “Director Compensation.”

2007 Omnibus Incentive Plan

We have adopted our 2007 omnibus incentive plan or “Equity Plan” to encourage employees of our company, affiliates and subsidiaries to acquire a proprietary and vested interest in the growth and performance of our company. The Equity Plan also is designed to assist our company in attracting and retaining employees and non-employee directors by providing them with the opportunity to participate in the success and profitability of our company. Equity-based awards also are intended to further align the interests of award recipients with the interests of our stockholders.

Eligible Participants.  The eligible participants in the Equity Plan are all employees of our company, affiliates and subsidiaries, including employees who are officers or members of our board of directors, and members of our board who are not employees of our company. Currently, there are approximately nine directors, officers and employees of our company, affiliates and subsidiaries who are participating in the Equity Plan.

Equity Plan Administration.  The Equity Plan may be administered by our board of directors or a committee consisting of two or more directors. Currently, our compensation committee administers the Equity Plan and has the sole discretion to administer and interpret the Equity Plan and determine who will be granted awards under the Equity Plan, the size and types of such awards and the terms and conditions of such awards.

Shares Subject to the Equity Plan.  The Equity Plan permits the issuance of up to 150,000 shares of our common stock pursuant to awards granted under the Equity Plan such as stock options, restricted stock awards, restricted stock units, performance share awards, as well as awards such as stock appreciation rights, performance units, performance shares, bonus share and dividend share awards payable in the form of common stock or cash. As of September 30, 2009, 31,500 shares of our common stock had been issued pursuant to awards granted under the Equity Plan.

Stock Options.  Both incentive stock options and nonqualified stock options may be granted under the Equity Plan. The per-share exercise price of an option is set by our compensation committee and generally may not be less than the fair market value of a share of our common stock on the date of grant. Options granted under the Equity Plan are exercisable at the times and on the terms established by our compensation committee. The maximum term of an option is ten years from the date of grant.

Stock Appreciation Rights.  A stock appreciation right or “SAR” is the right to receive payment of an amount equal to the excess of the fair market value of a share of common stock on the date of exercise of the stock appreciation right over the grant price of the stock appreciation right. The Equity Plan permits the grant of two types of SARs: freestanding SARs, tandem SARs, or any combination of the two. A freestanding SAR is a SAR that is granted independent of any stock option. A tandem SAR is a SAR that is granted in connection with a related stock option, the exercise of which requires a forfeiture of the right to purchase a share under the related option (and when a share is purchased under the option, the SAR is similarly canceled). Our compensation committee has complete discretion to determine the number of SARs granted to any participant and the terms and conditions pertaining to such SARs.

Restricted Stock and Restricted Stock Unit Grants.  The Equity Plan permits the grant of restricted stock or restricted stock unit awards. Restricted stock and restricted stock units may be issued or transferred for consideration or for no consideration, as determined by our compensation committee. Our compensation committee may establish conditions under which restrictions on shares of restricted stock or restricted stock units lapse over a period of time or according to such other criteria as our compensation committee deems appropriate, including the achievement of specific performance goals.

Performance Unit and Performance Shares.  The Equity Plan permits the grant of performance units and performance share awards which are bonuses payable in cash, common stock or a combination thereof. Each performance unit and performance share will represent the right of the participant to receive an amount based on the value of the performance unit/share, if performance goals established by our compensation committee are met. A performance unit will have a value based on such measurements or criteria as our compensation committee determines. A performance share will have a value equal to the fair market value of a share of our common stock. When an award of these are granted, our compensation committee will establish a performance period during which performance will be measured. At the end of each performance period, our compensation committee will determine to what extent the performance goals and other conditions of the performance units/shares are met.

Bonus Shares and Deferred Shares.  The Equity Plan permits the grant of shares to participants from time-to-time as a bonus. Such shares may be paid on a current basis or may be deferred and paid in the future. Our board of directors or our compensation committee may impose such conditions or restrictions on any such deferred shares as it may deem advisable, including time-vesting restrictions and deferred payment features.

Restrictions on Transfer.  Awards under the Equity Plan generally are not transferable by the recipient other than by will or the laws of descent and distribution and generally are exercisable, during the recipient’s lifetime, only by the recipient. Any amounts payable or shares issuable pursuant to an award generally will be paid only to the recipient or the recipient’s beneficiary or representative.

Changes in Capital or Corporate Structure.  If, without the receipt of consideration by our company, there is any change in the number or kind of shares of our common stock outstanding by reason of a stock dividend or any other distribution upon the shares payable in stock, or through a stock split, subdivision, consolidation, combination, reclassification or recapitalization, the maximum number of shares of our common stock available for grants, the maximum number of shares of our common stock that any individual participating in the Equity Plan may be granted in any year, and the number of shares covered by outstanding grants may be appropriately adjusted to reflect any increase or decrease in the number of issued shares of our common stock to preclude, to the extent practicable, the enlargement or dilution of rights and benefits under such grants. Any fractional shares resulting from such adjustment will be rounded up to the nearest whole share. The purchase or exercise price payable by any plan participant with respect to any award also will be adjusted upon the occurrence of any of the events referred to above so that there will be no change in the aggregate price payable by such participant. Adjustments determined by our compensation committee are final, binding and conclusive.

If our company undergoes a “change of control,” as that term is defined in the Equity Plan, each option, share of restricted stock and other grant held by a non-employee director will, without regard to any vesting schedule, restriction or performance target, automatically become fully exercisable or payable, as the case may be, as of the date of the change of control.

CEO Option Award

On December 12, 2006, our company entered into a Nonqualified Stock Option Agreement or “Option Agreement” with our Chief Executive Officer, Christopher H. Atayan, under which he was granted a non-qualified stock option to purchase shares of our common stock. Our stockholders approved the grant of this option at our 2007 annual meeting of stockholders.

The aggregate number of shares of our common stock that may be issued pursuant to the exercise of this option is limited to 25,000 shares, subject to increase or decrease in the event of any change in our company’s capital structure, including a stock dividend, stock split, recapitalization, combination or reclassification of shares. The exercise price of the option is $18.00 per share, which represents the closing trading price for our common stock on AMEX on the day immediately prior to the December 12, 2006 grant date. The option price may be paid in full in cash, or may be paid by Mr. Atayan’s tender of previously acquired shares of our common stock.

The option vested ratably over a three-year period ending December 12, 2009, and became fully exercisable on December 13, 2009. In no event may the option be exercised after December 12, 2016.

If Mr. Atayan’s employment with our company is terminated for cause (generally any act or failure to act by Mr. Atayan that constitutes willful misconduct or gross negligence), the option will expire immediately. If Mr. Atayan dies while he is our employee, the option may be exercised by his beneficiaries within twelve months after his death, to the extent it is exercisable. If Mr. Atayan becomes disabled while he is our employee, the option may be exercised by him within twelve months following the date of the disability, to the extent it is exercisable. If Mr. Atayan ceases to be our employee due to (i) his voluntary resignation, or (ii) the termination of his employment without cause, the option may be exercised by him within three months following the date of employment termination.

Employment and Other Compensatory Agreements

Our company has entered into an employment agreement with Eric J. Hinkefent, the President of Health Food Associates, Inc. and Chamberlin Natural Foods, Inc. The agreement has a term which automatically is extended for one year each September 30th unless either our company or Mr. Hinkefent delivers a notice of non-extension at least 90 days prior to the scheduled automatic renewal date. The agreement provides for a base salary in each year of the agreement term and provides that Mr. Hinkefent will be eligible to receive a bonus of up to 75% of his base salary based upon performance as determined by our compensation committee. If the employment agreement terminates due to Mr. Hinkefent’s disability or death, he or his personal representative is entitled to receive his base salary for a period of six months following the termination. If the employment agreement is terminated for reasons other than serious misconduct (as defined in the agreement), Mr. Hinkefent is entitled to receive a severance package equal to his current base salary plus his previous year’s bonus. Mr. Hinkefent was also eligible to participate in our company’s 1994 Stock Option Plan, prior to its expiration on June 1, 2004, and in other employee benefit plans maintained by our company, including health and life insurance plans. The agreement contains provisions under which Mr. Hinkefent has agreed to maintain the confidentiality of information concerning our company and its affairs and a covenant not to compete with our company for a period of one year after his employment with our company terminates.

Change of Control Agreements

On December 29, 2006, we entered into a change of control agreement with each of Christopher H. Atayan, our Chief Executive Officer, and Kathleen M. Evans, our President. Each such agreement is referred to in this section as an “Agreement.” The initial term of the Agreement extended for two years until December 31, 2008. Beginning on December 31, 2007 and each December 31 following, the Agreement term automatically extends for one additional year unless we give the applicable officer notice by September 30 of that year. In addition, if a change in control (as that term is defined in the Agreement) occurs during the term of the Agreement, the term of the Agreement will continue for a period of 24 months after the month in which such change in control occurred.

The Agreement requires Mr. Atayan or Ms. Evans, as applicable, to remain in our employ for a period of six months after a change in control, unless involuntarily terminated by us other than for cause (as that term is defined in the Agreement) or terminated by the officer for good reason (as that term is defined in the Agreement).

If a change of control occurs and the term of the Agreement has not expired, we will owe the applicable officer the following:

•	During any period prior to termination of employment that the officer fails to perform full-time duties as a result of disability, total compensation, including base salary, bonus and any benefits, will continue unaffected until either the officer returns to the full-time performance of duties or employment is terminated.

•	If the officer is terminated for cause or other than for good reason, we will pay the officer his or her full base salary through the date of termination plus all other amounts to which the officer is then entitled under any of our compensation or benefit plans.

•	If employment terminates by reason of death, benefits will be determined in accordance with our retirement, survivor’s benefits, insurance and other applicable programs and plans then in effect.

•	If employment is either terminated by our company (other than for cause or disability) or terminated by the officer for good reason, the officer will be entitled to the following benefits:

•	All accrued compensation and benefits.

•	Subject to adjustment, a severance payment in the form of a cash lump sum distribution equal to current annual compensation (as that term is defined in the Agreement) multiplied by two.

•	Subject to adjustment, life and health insurance benefits (for 24 months after termination or until the officer turns 65 if earlier) that are substantially similar to those received immediately prior to the date of termination. These benefits will be provided at a cost to the officer that is no greater than the amount paid for such benefits by active employees who participate in such company-sponsored welfare benefit plan or, if less, the amount paid for such benefits by the officer immediately prior to the event date.

The following table shows the potential payments upon certain termination events, including termination events following a change of control of our company, for each of the named executive officers (excluding Mr. Plummer and Mr. Campbell, who would not be eligible for such payments) if the termination and change of control had occurred on September 30, 2009. Fully vested and accrued benefits are not included in the table unless the form, amount or terms of the benefit would be enhanced or accelerated by the termination event.

				After Change of Control
				Termination		Surviving
	Prior to Change of Control			w/o Cause	Termination	Entity Refuses
	Termination	Termination	Termination	or for	due to Death	to Assume
Benefit	due to Death	due to Disability	w/o Cause	Good Reason	or Disability	Options

Christopher H. Atayan
Severance payment(1)	—	—	—	$2,465,000	—	—
Continuation of insurance coverage(2)	—	—	—	21,300	—	—
Acceleration of stock option vesting(3)	—	—	—	—	—	$358,333

Total for Mr. Atayan	—	—	—	$2,486,300	—	$358,333

Kathleen M. Evans
Severance payment(1)	—	—	—	$945,833	—	—
Continuation of insurance coverage(2)	—	—	—	8,900	—	—

Total for Ms. Evans	—	—	—	$954,733	—	—

Eric J. Hinkefent
Salary benefits(4)	$75,000	$75,000	—	—	$75,000	—
Severance payment(5)	—	—	$200,000	$200,000	—	—

Total for Mr. Hinkefent	$75,000	$75,000	$200,000	$200,000	$75,000	—

(1)	Represents the amount calculated pursuant to the change of control agreement equal to the product of two times the sum of:

• the participant’s annual base salary rate in effect immediately prior to termination of employment, and

• the average of the actual bonus awarded to the participant, if any, for the three years immediately preceding termination of employment.

This amount would be payable in a lump sum on the first day following the six month anniversary of the date of employment termination.

(2)	Represents the amount calculated pursuant to the change of control agreement equal to our estimated incremental cost for life and health insurance benefits provided to the participant for 24 months following termination, after giving effect to the portion paid by the participant.

(3)	Represents the value of any unvested stock options under the nonqualified stock option agreement that become fully exercisable based on the assumption that the surviving entity of the change of control of our company does not agree to assume such options. This value is calculated by multiplying the number of unvested shares underlying the option by the difference between the option exercise price and the closing market price of our common stock on September 30, 2009.

(4)	Represents the amount calculated pursuant to the employment agreement equal to Mr. Hinkefent’s base salary for the six months immediately following the date of employment termination due to death or disability.

(5)	Represents the amount calculated pursuant to the employment agreement equal to the sum of:

• Mr. Hinkefent’s annual base salary rate in effect at the time of employment termination, and

• the actual bonus awarded to Mr. Hinkefent, if any, for the immediately preceding year.

This amount would be payable in a lump sum on the first day following the six month anniversary of the date of employment termination.

DIRECTOR COMPENSATION

Only outside (non-employee) members of our board of directors receive compensation for their service to our company as a director. Directors who are not employees of our company are paid according to the following annual scale:

Director Fee	$45,000
Audit Committee Membership Fee(1)	$5,000
Committee Chairman Fee(2)	$5,000
Lead Director Fee	$50,000

(1)	Provided to all members of the audit committee, including the chairman.

(2)	Provided to directors serving as chairman of the audit committee, the compensation committee and the nominating and corporate governance committee.

There is no payment of any meeting fees; however, all directors are reimbursed for their reasonable out of pocket expenses incurred in connection with their attendance at board and committee meetings. Prior to his retirement from our board on January 1, 2010, Mr. Wright was not compensated for his service as a director.

Non-employee directors are eligible to receive equity-based awards under our 2007 omnibus incentive plan described above under “Executive Compensation and Related Matters — 2007 Omnibus Incentive Plan”. Non-employee directors also are eligible to receive awards of nonqualified stock options which entitle them to purchase shares of our common stock at an exercise price equal to the fair market value of the stock on the date of grant. Option grants may be recommended from time to time by our compensation committee, subject to approval by our board of directors. These stock options have vesting schedules of up to five years and expire ten years after the date of grant.

Compensation earned in our 2009 fiscal year by each person serving as a director during such fiscal year (other than those who are named executive officers in the summary compensation table under “Executive Compensation and Related Matters” above) for service on our board and its committees is presented in the table below.

					Change in
					Pension Value
					and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in		Option	Incentive Plan	Compensation	All Other
	Cash	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)(1)	($)(2)	($)(3)	($)	($)	($)(4)	($)

Raymond F. Bentele	50,000	15,360	—	—	—	—	65,360
Jeremy W. Hobbs	45,000	15,360	—	—	—	—	60,360
John R. Loyack	58,750	15,360	—	—	—	—	74,110
Stanley Mayer	50,000	15,360	—	—	—	—	65,360
Timothy R. Pestotnik	100,000	15,360	—	—	—	—	115,360
William F. Wright	—	—	—	—	—	551,945	551,945

(1)	The amounts in this column include director fees, committee chairman fees, audit committee membership fees, and lead director fees received for service as a director, committee chairman, audit committee member or lead director, as shown below.

		Committee	Audit Committee		Total Fees Paid
	Director Fee	Chairman Fee	Membership Fee	Lead Director Fee	in Cash
Name	$	$	$	$	$

Mr. Bentele	45,000	5,000	—	—	50,000
Mr. Hobbs	45,000	—	—	—	45,000
Mr. Loyack	45,000	8,750	5,000	—	58,750
Mr. Mayer	45,000	—	5,000	—	50,000
Mr. Pestotnik	45,000	—	5,000	50,000	100,000
Mr. Wright	—	—	—	—	—

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for our 2009 fiscal year, in accordance with SFAS No. 123R, for restricted stock awards granted to our named directors in our 2008 fiscal year. Assumptions used in the calculation of these amounts are included in footnote 14 to our consolidated financial statements included in our Annual Report on Form 10-K for our 2008 fiscal year. The grant date fair value, computed in accordance with SFAS No. 123R, of the 1,500 shares of restricted stock awarded to each named director in our 2008 fiscal year was $45,738. As of September 30, 2009, the number of unvested shares of restricted stock held by each named director was as follows: Mr. Bentele (1,000); Mr. Hobbs (1,000); Mr. Loyack (1,000); Mr. Mayer (1,000); Mr. Pestotnik (1,000), and Mr. Wright (0).

(3)	During our 2009 fiscal year, no stock options were granted to any of the named directors. As of September 30, 2009, the aggregate number of vested and unvested stock options held by each named director was as follows: Mr. Bentele (0); Mr. Hobbs (0); Mr. Loyack (0); Mr. Mayer (833); Mr. Pestotnik (0); and Mr. Wright (0).

(4)	The amounts in this column reflect for Mr. Wright $479,007 paid to him under his September 2006 compensation agreement (which expired on December 31, 2009), a $24,000 auto allowance, $38,043 of life insurance premiums paid by our company with respect to a split dollar life insurance policy, $1,095 of life insurance premiums paid by our company with respect to a term life insurance policy, and $9,800 of company matching contributions under our 401(k) profit sharing plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of our Common Stock

The table below sets forth information, as of October 30, 2009 (unless otherwise indicated below), with respect to the beneficial ownership of shares of all series of our common stock by:

•	each person known to us to own beneficially more than 5% of the aggregate number of the outstanding shares of our common stock;

•	our chief executive officer, our principal financial officer and each of the other named executive officers;

•	each of our directors and director nominees; and

•	our executive officers and directors as a group.

Each of the persons, or group of persons, in the table below has sole voting power and sole dispositive power as to all of the shares of our common stock shown as beneficially owned by them, except as otherwise indicated.

	Common Stock
	Number of Shares
	and Nature of
	Beneficial	Percent of Shares
Name of Beneficial Owner	Ownership	Outstanding

Directors and Executive Officers:
Christopher H. Atayan(1)	257,788	37.5%
Kathleen M. Evans	24,457	4.3%
Philip E. Campbell	2,000	*
Andrew C. Plummer	2,000	*
Eric J. Hinkefent	5,000	*
Raymond F. Bentele	2,333	*
Jeremy W. Hobbs(2)	3,435	*
John R. Loyack	2,333	*
Stanley Mayer(3)	2,333	*
Timothy R. Pestotnik	2,416	*
William F. Wright(4)	24,139	4.2%
All directors and executive officers (11 persons as a group)(5)	304,095	44.1%
Other Principal Stockholders:
Alexander Dawson Foundation(6)	81,135	12.5%
The Lifeboat Foundation(7)	37,849	6.6%
Fred Remer(8)	35,639	6.2%

*	Signifies less than 1%

(1)	The shares reported include (i) 25,000 shares that may be issued upon the exercise of stock options that are exercisable within 60 days, (ii) 82,481 shares of common stock issuable upon conversion of 100,000 shares of Series A Convertible Preferred Stock at a price of $30.31 per share, (iii) 8,113 shares of common stock issuable upon conversion of shares of Series B Convertible Preferred Stock at the option of the holder, and (iv) 24,175 shares that are held by third parties, including William F. Wright, and which are covered by an irrevocable proxy under which Mr. Atayan is entitled to vote such shares at any meetings of our stockholders.

(2)	The shares reported include 1,906 shares held by the Draupnir Trust, over which Mr. Hobbs has the voting and dispositive power as the advisor. The shares reported do not include 37,849 shares of common stock held by the Lifeboat Foundation, of which Mr. Hobbs is a director. Mr. Hobbs disclaims beneficial ownership of the shares held by Lifeboat Foundation. The information provided is based on the Schedule 13D filed with the SEC on July 22, 2009.

(3)	The shares reported include 833 shares that may be issued upon the exercise of currently exercisable stock options.

(4)	Mr. Wright retired from our board on January 1, 2010. The shares reported include 10,250 shares of common stock held by AMCON Corporation, as to which Mr. Wright shares dispositive power, and 9,800 shares of common stock held by Aristide Investments, L.P. Christopher H. Atayan has the sole voting power with respect to all of the shares reported. The information provided is based on the Schedule 13D filed with the SEC on July 2, 2009 and other sources.

(5)	The shares reported include 90,594 shares that may be issued upon conversion of shares of our convertible preferred stock and 25,833 shares that may be issued upon the exercise of currently exercisable stock options.

(6)	The shares reported are issuable upon conversion of shares of our Series B Convertible Preferred Stock, held by Spencer Street Investments, Inc. (a wholly-owned subsidiary of Alexander Dawson, Inc., which is wholly-owned by Alexander Dawson Foundation). The information provided is based on the Schedule 13D filed with the SEC on November 12, 2004. The holder’s address is 4045 South Spencer Street, Suite 312, Las Vegas, NV 89119.

(7)	The information provided is based on the Schedule 13D filed with the SEC on September 20, 2006. Mr. Hobbs is a member of Lifeboat’s board of directors. The holder’s address is 515 North State Street, Suite 2650, Chicago, IL 60610.

(8)	This information was provided by Mr. Remer. His address is 77 7th Ave Apt 15E New York, NY 10011.

Securities Authorized For Issuance Under Equity Compensation Plans

The information appearing under the caption “Executive Compensation and Related Matters — Equity Compensation Plan Information” in Item 11 of this report is incorporated in this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

AMCON Corporation.  During our 2009 fiscal year, William F. Wright was an officer, director and stockholder of AMCON Corporation, which is engaged in the beer distribution business in eastern Nebraska through a wholly owned subsidiary. Timothy R. Pestotnik serves as a director of AMCON Corporation, and Christopher H. Atayan and Jeremy W. Hobbs each served as a director of AMCON Corporation until June 2009. AMCON Corporation provides our company with offices and administrative services and our company reimburses AMCON Corporation for a proportionate share of the costs of these offices and services based upon our respective usages. Under this arrangement, our company paid AMCON Corporation $72,000 during our 2009 fiscal year. In fiscal 2010, it is anticipated that our company will pay AMCON Corporation $18,000 under this arrangement. Our company believes the terms on which AMCON Corporation supplies these offices and services to our company are no less favorable than would otherwise be available from unaffiliated parties.

Lending Arrangements.  During our 2005 fiscal year, our company’s subsidiary, Trinity Springs, Inc., borrowed $500,000, $250,000 and $250,000 from AMCON Corporation (referred to above), Draupnir, LLC and Aristide Investments, L.P., respectively. During fiscal 2006, Draupnir, LLC also extended a $750,000 loan to Trinity Springs. Draupnir, LLC is a private equity firm whose members include Jeremy W. Hobbs. Aristide Investments, L.P. is a California limited partnership of which William F. Wright is a partner. Until May 2009, the entire principal amount of these loans remained outstanding. In May 2009, Crystal Paradise Holdings, Inc. exchanged a $5.0 million note receivable (and $0.1 million of accrued interest) that was due from Trinity Springs for the operating assets of Trinity Springs. Simultaneous with the closing of this exchange transaction, the four loans referred to above were fully settled and satisfied at a discount. As a result, there was no outstanding balance on these loans as of September 30, 2009.

William F. Wright personally guaranteed a note payable in the amount of $0.7 million issued in conjunction with a legal settlement pursuant to which our company pays a 2% guarantee fee. Mr. Wright also has personally guaranteed certain payments in connection with our company’s acquisition of Trinity Springs, Inc. in fiscal 2004, but is not being paid a fee in connection with this guarantee.

Retail Warehouse Space.  Health Food Associates leases warehouse space from TIP Properties, LLC, which is owned by Eric J. Hinkefent and another employee of our company. Rental payments, including utilities, were $72,649 and $72,649 for our 2009 and 2008 fiscal years, respectively.

Our company’s policy is that all transactions between us and our officers, directors and/or five percent stockholders will be on terms no more favorable to those related parties than the terms provided to independent third parties.

Director Independence

Of the seven members of our board of directors, our board has determined that Raymond F. Bentele, Jeremy W. Hobbs, John R. Loyack, Stanley Mayer and Timothy R. Pestotnik each satisfy the independence requirements of AMEX. Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, and has determined that all members of each such committee are independent directors under the listing standards adopted by AMEX.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditor Fees and Services

The following table presents fees for professional audit services rendered by our independent registered public accounting firm for the audit of our annual financial statements for our 2008 and 2009 fiscal years, and fees billed for other services rendered by our independent registered public accounting firm during such fiscal years. All audit and non-audit services provided to our company by our independent registered public accounting firm were approved by our audit committee.

Type of Fee	Fiscal 2008	Fiscal 2009

Audit Fees(1)	$356,775	$335,127
Audit-Related Fees(2)	23,155	13,500
Tax Fees(3)	70,350	47,710
All Other Fees	—	—

Total	$450,280	$396,337

(1)	Audit Fees, including those for audits, include the aggregate fees paid by us during our 2008 and 2009 fiscal years for professional services rendered for the audit of our annual financial statements, as well as the review of financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit Related Fees include the aggregate fees paid by us during our 2008 and 2009 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees, including services provided with respect to the audit of our company’s employee benefit plans and with respect to business acquisitions and compliance with Sarbanes-Oxley Act and related regulatory matters.

(3)	Tax Fees include the aggregate fees paid by us during our 2008 and 2009 fiscal years for professional services rendered for preparation of tax returns, research and general advice relating to tax issues and compliance.

In making its determination regarding the independence of McGladrey and Pullen, LLP, our audit committee considered whether the provision of the services for which we incurred the “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” was compatible with maintaining such independence.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Pursuant to its charter, the audit committee of our board of directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between our company and its independent auditor. Our engagement of McGladrey and Pullen, LLP to conduct the audit of our company for our 2009 fiscal year was approved by the audit committee on October 21, 2008. Additionally, each permissible non-audit engagement or relationship between our company and our independent registered public accounting firm entered into since September 30, 2008 has been reviewed and approved by the audit committee. All audit-related, tax and all other fees were pre-approved by the audit committee. We have been advised by McGladrey and Pullen, LLP that substantially all of the work done in conjunction with its audit of our financial statements for the most recently completed fiscal year was performed by permanent full time employees and partners of McGladrey and Pullen, LLP.

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

* * *

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

January 28, 2010	AMCON DISTRIBUTING COMPANY (registrant)

By: /s/ Christopher H. Atayan Christopher H. Atayan, Chief Executive Officer and Chairman