Form 10-Q
period 2010-03-31
AMCON DISTRIBUTING CO
filed 2010-04-19
CIK 928465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 1-15589

AMCON Distributing Company
(Exact name of registrant as specified in its charter)

Delaware	47-0702918

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7405 Irvington Road, Omaha NE	68122

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (402) 331-3727
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 575,508 shares of its $.01 par value common stock outstanding as of April 12, 2010.

Form 10-Q
2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
AMCON Distributing Company and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2010 and September 30, 2009

	March 2010	September 2009
	(Unaudited)

ASSETS
Current assets:
Cash	$529,408	$309,914
Accounts receivable, less allowance for doubtful accounts of $1.1 million and $0.9 million, at March 2010 and September 2009	27,723,560	28,393,198
Inventories, net	35,325,691	34,486,027
Deferred income taxes	1,706,641	1,701,568
Prepaid and other current assets	2,243,351	1,728,576

Total current assets	67,528,651	66,619,283

Property and equipment, net	11,863,643	11,256,627
Goodwill	6,149,168	5,848,808
Other intangible assets	4,908,894	3,373,269
Other assets	1,073,482	1,026,395

	$91,523,838	$88,124,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,453,293	$15,222,689
Accrued expenses	5,706,747	6,768,924
Accrued wages, salaries and bonuses	2,441,473	3,257,832
Income taxes payable	876,919	3,984,258
Current maturities of credit facility	76,267	177,867
Current maturities of long-term debt	965,905	1,470,445

Total current liabilities	26,520,604	30,882,015

Credit facility, less current maturities	25,782,537	22,655,861
Deferred income taxes	1,227,590	1,256,713
Long-term debt, less current maturities	5,637,282	5,066,185
Other long-term liabilities	459,966	—

Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, liquidation preference $25.00 per share	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized and issued, liquidation preference $25.00 per share	2,000,000	2,000,000

Shareholders’ equity:
Preferred stock, $0.01 par, 1,000,000 shares authorized, 180,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $0.01 par value, 3,000,000 shares authorized, 575,508 shares outstanding at March 2010 and 573,232 shares outstanding at September 2009	5,755	5,732
Additional paid-in capital	8,084,026	7,617,494
Retained earnings	19,306,078	16,140,382

Total shareholders’ equity	27,395,859	23,763,608

	$91,523,838	$88,124,382

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Condensed Consolidated Unaudited Statements of Operations
for the three and six months ended March 31, 2010 and 2009

	For the three months		For the six months
	ended March		ended March
	2010	2009	2010	2009

Sales (including excise taxes of $76.9 million and $43.3 million, and $158.4 million and $93.6 million, respectively)	$230,499,129	$195,442,246	$474,440,167	$412,819,608

Cost of sales	213,558,955	178,195,212	440,271,980	379,727,926

Gross profit	16,940,174	17,247,034	34,168,187	33,091,682

Selling, general and administrative expenses	13,365,802	13,027,140	27,144,541	25,824,722
Depreciation and amortization	415,572	300,988	802,841	611,322

	13,781,374	13,328,128	27,947,382	26,436,044

Operating income	3,158,800	3,918,906	6,220,805	6,655,638

Other expense (income):
Interest expense	368,425	408,587	773,670	897,786
Other (income), net	(23,046)	(26,476)	(36,426)	(40,543)

	345,379	382,111	737,244	857,243

Income from continuing operations before income tax	2,813,421	3,536,795	5,483,561	5,798,395
Income tax expense	1,022,000	1,343,000	1,963,000	2,203,000

Income from continuing operations	1,791,421	2,193,795	3,520,561	3,595,395

Loss from discontinued operations, net of income tax benefit of $0.1 million in each fiscal period	—	(97,437)	—	(199,475)

Net income	1,791,421	2,096,358	3,520,561	3,395,920

Preferred stock dividend requirements	(73,239)	(314,201)	(148,106)	(419,734)

Net income available to common shareholders	$1,718,182	$1,782,157	$3,372,455	$2,976,186

Basic earnings (loss) per share available to common shareholders:
Continuing operations	$3.05	$3.43	$6.00	$5.80
Discontinued operations	—	(0.18)	—	(0.36)

Net basic earnings per share available to common shareholders	$3.05	$3.25	$6.00	$5.44

Diluted earnings (loss) per share available to common shareholders:
Continuing operations	$2.40	$2.72	$4.72	$4.33
Discontinued operations	—	(0.12)	—	(0.24)

Net diluted earnings per share available to common shareholders	$2.40	$2.60	$4.72	$4.09

Weighted average shares outstanding:
Basic	564,216	548,619	562,145	547,089
Diluted	746,873	805,236	745,773	830,923
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Condensed Consolidated Unaudited Statements of Cash Flows
for the six months ended March 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,520,561	$3,395,920
Deduct: Loss from discontinued operations, net of tax	—	(199,475)

Income from continuing operations	3,520,561	3,595,395

Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation	678,860	611,322
Amortization	123,981	—
Gain on sale of property and equipment	(16,935)	(47,700)
Stock based compensation	267,464	265,800
Net excess tax (benefit) deficiency on equity-based awards	(130,126)	16,592
Deferred income taxes	(34,196)	(222,412)
Provision for losses on doubtful accounts	178,367	346,000
Provision for losses on inventory obsolescence	16,393	327,673

Changes in assets and liabilities:
Accounts receivable	491,271	5,859,370
Inventories	1,125,441	6,480,136
Prepaid and other current assets	(519,415)	(735,490)
Other assets	(47,087)	107,646
Accounts payable	1,144,665	(2,852,021)
Accrued expenses and accrued wages, salaries and bonuses	(1,878,536)	2,641,991
Income tax payable	(2,977,213)	2,045,058

Net cash flows from operating activities — continuing operations	1,943,495	18,439,360
Net cash flows from operating activities — discontinued operations	—	42,692

Net cash flows from operating activities	1,943,495	18,482,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,102,929)	(497,401)
Proceeds from sales of property and equipment	42,905	76,405
Acquisition	(3,099,836)	—

Net cash flows from investing activities	(4,159,860)	(420,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on bank credit agreements	3,025,076	(15,380,790)
Principal payments on long-term debt	(433,443)	(397,410)
Proceeds from exercise of stock options	68,965	—
Net excess tax benefit (deficiency) on equity-based awards	130,126	(16,592)
Redemption of Series C convertible preferred stock	—	(2,000,000)
Dividends paid on preferred stock	(148,106)	(198,106)
Dividends on common stock	(206,759)	(114,079)

Net cash flows from financing activities	2,435,859	(18,106,977)

Net change in cash	219,494	(45,921)

Cash, beginning of period	309,914	457,681

Cash, end of period	$529,408	$411,760

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$760,727	$968,296
Cash paid during the period for income taxes	4,974,408	264,355

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	85,939	—
Constructive dividends on Series A, B, and C Convertible Preferred Stock	—	221,628

Business acquisition (see Note 2):
Inventory	1,981,498	—
Property and equipment	122,978	—
Customer relationships intangible asset	1,620,000	—
Goodwill	300,360	—
Note payable	500,000	—
Contingent consideration	425,000	—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:
•	Our wholesale distribution segment (“ADC”) distributes consumer products in the Central and Rocky Mountain regions of the United States.

•	Our retail health food segment operates fourteen health food retail stores located throughout the Midwest and Florida.
WHOLESALE DISTRIBUTION SEGMENT
ADC serves approximately 4,200 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In October 2009, Convenience Store News ranked ADC as the eighth (8th) largest convenience store distributor in the United States based on annual sales.
ADC distributes approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products.
RETAIL HEALTH FOOD SEGMENT
The Company’s retail health food stores, which are operated as Chamberlin’s Market & Café (“Chamberlin’s” or “CNF”) and Akin’s Natural Foods Market (“Akin’s” or “ANF”), carry over 30,000 different national and regionally branded and private label products. These products include high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was first established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of eight locations in Oklahoma, Nebraska, Missouri, and Kansas.

FINANCIAL STATEMENTS
The Company’s fiscal year ends on September 30. The results for the interim periods included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2010 and March 31, 2009 have been referred to throughout this quarterly report as Q2 2010 and Q2 2009, respectively. The fiscal balance sheet dates as of March 31, 2010, March 31, 2009, and September 30, 2009 have been referred to as March 2010, March 2009, and September 2009, respectively.
Adoption of New Accounting Standards
The Company adopted the following accounting standards during Q2 2010, none of which had an impact on our consolidated results of operations or financial condition.
Accounting Standard Update No. 2010-09 “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”) — amended Financial Accounting Standards Board (“FASB”) ASC 855 “Subsequent Events” to remove the requirement that Security and Exchange Commission filers disclose the date through which an entity has evaluated subsequent events. This amendment was made to alleviate potential conflicts with existing Securities and Exchange Commission guidance.
ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” — requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The Company adopted this new accounting standards during Q2 2010 except for the provisions of this update which will be effective for fiscal years beginning after December 15, 2010 (fiscal 2012 for the Company).
Recently Issued Accounting Pronouncements
The Company is currently evaluating the impact of implementing the following new accounting standards:
FASB ASC 860 (“Accounting for Transfers of Financial Assets”) — requires additional disclosures regarding the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities. This pronouncement is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for the Company).
FASB ASC 810 (“Amendments to FASB Interpretation: Consolidation of Variable Interest Entities”) — eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, this pronouncement requires additional disclosures about an enterprise’s involvement in variable interest entities and is effective for fiscal periods beginning after November 15, 2009 (fiscal 2011 for the Company).

2. ACQUISITION
On October 30, 2009, the Company acquired the convenience store distribution assets of Discount Distributors from its parent Harps Food Stores, Inc. (“Harps”). Discount Distributors was a wholesale distributor to convenience stores in Arkansas, Oklahoma, and Missouri with annual sales of approximately $59.8 million. The Company paid $3.1 million cash, issued a $0.5 million note payable in quarterly installments over two years, and could pay an additional $1.0 million in contingent consideration for certain fixed assets, inventory, and customer lists of Discount Distributors. The contingent consideration is based on achieving predetermined two-year revenue targets. This transaction was funded through the Company’s existing credit facility. No significant liabilities were assumed in connection with the transaction and the costs incurred to effect the acquisition were not significant and were expensed as incurred. The acquisition expands the Company’s strategic footprint in the southern portion of the United States and enhances our ability to service customers in that region.
The following table summarizes the consideration paid for the acquired assets and their related acquisition date fair values. The fair value of the assets acquired has been measured in accordance with ASC 805 “Business Combinations.” In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology. The purchase price allocation reflects various preliminary estimates and analyses and is subject to change during the measurement period (generally one year from the acquisition date). The acquired assets are reported as a component of our wholesale distribution segment.

Total Consideration (in millions):	Amount
Cash	$3.1
Note payable	0.5
Fair value of contingent consideration	0.4

Fair value of consideration transferred	$4.0

		Weighted
		Average
		Amortization
Recognized amounts of identifiable assets acquired (in millions):	Amount	Period
Inventory	$2.0	—
Property and equipment	0.1	5 years
Identifiable intangible assets:
Customer relationships	1.6	8 years

Total identifiable net assets	3.7
Goodwill	0.3

Total identifiable assets and goodwill	$4.0

The Company has estimated that the undiscounted payments required under the contingent consideration arrangement will approximate $0.7 million ($0.4 million fair value). The $0.3 million of goodwill arising from the acquisition primarily represents synergies and economies of scale generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company’s wholesale distribution segment and is expected to be deductible for tax purposes. No measurement adjustments related to this transaction were recorded during Q2 2010.
The following table sets forth the unaudited actual revenue and earnings included in the Company’s statement of operations related to the acquisition and the pro forma revenue and earnings of the combined entity had the acquisition occurred as of the beginning of the Company’s prior fiscal year. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisition occurred at that time.

	Three months ended		Six months ended
	March		March
(In millions)	2010	2009	2010	2009
Revenue — Actual Results	$12.9	$—	$22.2	$—
Revenue — Supplemental pro forma results	$12.9	$12.9	$27.2	$24.5

Net Income — Actual Results	$0.1	$—	$0.2	$—
Net Income — Supplemental pro forma results	$0.1	$0.2	$0.2	$0.2
3. CONVERTIBLE PREFERRED STOCK
The Company had two convertible preferred stock series outstanding at March 2010 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$2,000,000
Number of shares:	100,000	80,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	81,136
Dividend rate:	6.785%	6.37%
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
The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value at the option of the holder. The Series A Preferred Stock is owned by Mr. Chris Atayan, AMCON’s Chief Executive Officer and Chairman of the Board. The Series B Preferred Stock is owned by an institutional investor which has elected Mr. Atayan, pursuant to the voting rights in the Certificate of Designation creating the Series B, as its representative on our Board of Directors.
4. INVENTORIES
Inventories consisted of finished goods at March 2010 and September 2009 and are stated at the lower of cost, determined on a first in first out, or FIFO basis, or market. The wholesale distribution and retail health food segment inventories consist of products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods include total reserves of approximately $0.9 million at both March 2010 and September 2009. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based on an evaluation of slow moving and discontinued products.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reporting segment of the Company consisted of the following:

	March	September
	2010	2009
Wholesale Distribution Segment	$4,236,291	$3,935,931
Retail Health Food Segment	1,912,877	1,912,877

	$6,149,168	$5,848,808

Other intangible assets of the Company consisted of the following:

	March	September
	2010	2009
Trademarks and tradenames	$3,373,269	$3,373,269
Customer relationships (less accumulated amortization of $84,375)	1,535,625	—

	$4,908,894	$3,373,269

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year.
At March 2010, identifiable intangible assets considered to have finite lives represented acquired customer relationships. These customer relationships are being amortized over eight years. Amortization expense related to these assets totaled $50,625 and $84,375, respectively, for the three and six month periods ended March 2010. Amortization expense for customer relationships for the periods subsequent to March 2010 is estimated as follows:

	Fiscal	Fiscal	Fiscal	Fiscal
	2010/1/	2011	2012	2013	Thereafter
Customer relationships	101,250	202,500	202,500	202,500	826,875

/1/	Represents amortization for the remaining six months of Fiscal 2010.
6. DIVIDENDS:
On January 26, 2010, the Company declared a cash dividend of $0.18 per common share payable on March 2, 2010 to shareholders of record as of February 9, 2010. Cash dividends paid to common shareholders for the three and six months ended March 2010 totaled $103,578 and $206,759, respectively.
7. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements and income (loss) from discontinued operations, by the weighted average common shares outstanding for each period. Diluted earnings (loss) per share available to common shareholders is calculated by dividing income (loss) from continuing operations less preferred stock dividend requirements (when anti-dilutive) and income (loss) from discontinued operations, by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. There were no anti-dilutive stock options or potential common stock excluded from the computation of diluted earnings per share for the three and six months ended March 2010.

	For the three months ended March
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	564,216	564,216	548,619	548,619

Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock /1/	—	182,657	—	256,617

Weighted average number of shares outstanding	564,216	746,873	548,619	805,236

Income from continuing operations	$1,791,421	$1,791,421	$2,193,795	$2,193,795
Deduct: convertible preferred stock dividends /2/	(73,239)	—	(314,201)	—

	1,718,182	1,791,421	1,879,594	2,193,795

Loss from discontinued operations	$—	$—	$(97,437)	$(97,437)

Net income available to common shareholders	$1,718,182	$1,791,421	$1,782,157	$2,096,358

Income per share from continuing operations	$3.05	$2.40	$3.43	$2.72

Loss per share from discontinued operations	$—	$—	$(0.18)	$(0.12)

Net earnings per share available to common shareholders	$3.05	$2.40	$3.25	$2.60

/1/	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

/2/	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the six months ended March
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	562,145	562,145	547,089	547,089

Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock /1/	—	183,628	—	283,834

Weighted average number of shares outstanding	562,145	745,773	547,089	830,923

Income from continuing operations	$3,520,561	$3,520,561	$3,595,395	$3,595,395
Deduct: convertible preferred stock dividends /2/	(148,106)	—	(419,734)	—

	3,372,455	3,520,561	3,175,661	3,595,395

Loss from discontinued operations	$—	$—	$(199,475)	$(199,475)

Net income available to common shareholders	$3,372,455	$3,520,561	$2,976,186	$3,395,920

Income per share from continuing operations	$6.00	$4.72	$5.80	$4.33

Loss per share from discontinued operations	$—	$—	$(0.36)	$(0.24)

Net earnings per share available to common shareholders	$6.00	$4.72	$5.44	$4.09

/1/	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

/2/	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

8. DEBT
The Company has a credit agreement with Bank of America (the “Facility”), which includes the following significant terms:
•	A June 2011 maturity date.

•	A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.1 million at March 2010.

•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.

•
The Facility provides for an additional $5.0 million of credit advances available for certain inventory purchases. These advances bear interest at the bank’s prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

•	Lending limits that are subject to accounts receivable and inventory limitations.

•	An unused commitment fee for the facility is payable equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•	Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

•
The Facility includes a prepayment penalty equal to one-half of one percent (1/2%) of the original maximum loan limit ($60.4 million) if the Company prepays the entire Facility or terminates the credit agreement on or before June 30, 2010.

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at March 2010.
The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement. The calculated credit limit of the Facility at March 2010 was $50.9 million, of which $25.9 million was outstanding, leaving $25.0 million available.
At March 2010, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.99% at March 2010.

At March 2010, the Company had $6.6 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at March 2010.
Cross Default and Co-Terminus Provisions
The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2010. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.
OTHER
AMCON has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
9. EQUITY-BASED INCENTIVE AWARDS
Stock Options
The Company’s stock options have varying vesting schedules ranging up to five years and expire ten years from the grant date. Stock options issued and outstanding to management employees at March 2010 are summarized as follows:

		Number of
		Options	Number
Date	Exercise Price	Outstanding	Exercisable
Fiscal 2000	$34.50	1,380	1,380
Fiscal 2003	$28.80	627	627
Fiscal 2007	$18.00	25,000	25,000

		27,007	27,007

Stock options issued and outstanding to the Company’s outside directors at March 2010 are summarized as follows:

		Number of
		Options	Number
Date	Exercise Price	Outstanding	Exercisable
Fiscal 2002	$26.94	834	834

The following summarizes all stock options outstanding at March 2010:

			Remaining		Exercisable
			Weighted	Weighted		Weighted
			Average	Average		Average
	Exercise	Number	Contractual	Exercise	Number	Exercise
	Price	Outstanding	Life	Price	Exercisable	Price
2000 Options	$34.50	1,380	0.20 years	$34.50	1,380	$34.50
2002 Options	$26.94	834	2.37 years	$26.94	834	$26.94
2003 Options	$28.80	627	2.56 years	$28.80	627	$28.80
2007 Options	$18.00	25,000	6.70 years	$18.00	25,000	$18.00

		27,841		$19.33	27,841	$19.33

The following is a summary of the activity of the stock plans for the six months ended March 2010:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2009	30,117	$20.16
Granted	—	—
Exercised	(2,276)	$30.24
Forfeited/Expired	—	—

Outstanding at March 2010	27,841	$19.33

Net income before income taxes included compensation expense related to stock options of approximately $0.1 million for the six months ended March 2010, and approximately $0.03 million and $0.1 million for the three and six months ended March 2009. At March 2010 there was no unamortized compensation expense related to stock options. Additionally, no amortization expense related to stock options was recorded during Q2 2010. The aggregate intrinsic value of stock options outstanding and exercisable at March 2010 was approximately $1.1 million.
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

Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards as summarized below:

	Restricted Stock /1/	Restricted Stock /2/
Date of award:	December 6, 2007	January 29, 2008
Number of shares:	24,000	7,500
Service period:	34 months	36 months
Estimated fair value of award at grant date /3/:	$963,000	$229,000
Intrinsic value of awards outstanding at March 2010:	$477,000	$149,000

/1/	16,000 shares were vested at March 2010. The remaining 8,000 shares will vest on October 16, 2010.

/2/	5,000 shares were vested at March 2010. The remaining 2,500 shares will vest on January 29, 2011.

/3/	Amount is net of estimated forfeitures.
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
The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before income taxes included compensation expense of $0.1 million and $0.2 million in each of the three and six month fiscal periods ended March 2010 and March 2009, respectively. Total unamortized compensation expense related to restricted stock awards at March 2010 was approximately $0.2 million. This unamortized compensation expense is expected to be amortized over approximately the next seven months (the expected weighted-average period).
The following summarizes restricted stock activity under the Omnibus Plan for the six months ended March 2010:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Nonvested restricted stock at September 2009	21,000	$40.16
Granted	—	—
Vested	(10,500)	$40.16
Expired	—	—

Nonvested restricted stock at March 2010	10,500	$40.16

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

	Wholesale
	Distribution	Retail	Other /1/	Consolidated
THREE MONTHS ENDED MARCH 2010:
External revenue:
Cigarettes	$166,914,751	$—	$—	$166,914,751
Confectionery	14,887,515	—	—	14,887,515
Health food	—	9,492,904	—	9,492,904
Tobacco, food service & other	39,203,959	—	—	39,203,959

Total external revenue	221,006,225	9,492,904	—	230,499,129
Depreciation	271,131	68,483	1,147	340,761
Amortization	74,811	—	—	74,811
Operating income (loss)	3,535,284	1,093,182	(1,469,666)	3,158,800
Interest expense	124,994	115,666	127,765	368,425
Income (loss) from continuing operations before taxes	3,422,768	987,668	(1,597,015)	2,813,421
Total assets	78,290,787	12,198,955	1,034,096	91,523,838
Capital expenditures	166,270	340,048	—	506,318

THREE MONTHS ENDED MARCH 2009:
External revenue:
Cigarettes	$136,018,967	$—	$—	$136,018,967
Confectionery	14,667,301	—	—	14,667,301
Health food	—	9,564,810	—	9,564,810
Tobacco, food service & other	35,191,168	—	—	35,191,168

Total external revenue	185,877,436	9,564,810	—	195,442,246
Depreciation	244,988	54,854	1,146	300,988
Amortization	—	—	—	—
Operating income (loss)	4,180,906	1,076,330	(1,338,330)	3,918,906
Interest expense	126,365	140,313	141,909	408,587
Income (loss) from continuing operations before taxes	4,070,742	946,290	(1,480,237)	3,536,795
Total assets	65,160,730	11,416,692	4,366,108	80,943,530
Capital expenditures	174,540	56,890	—	231,430

/1/	Includes intercompany eliminations, charges incurred by the holding company, and the assets of discontinued operations.

	Wholesale
	Distribution	Retail	Other /1/	Consolidated
SIX MONTHS ENDED MARCH 2010:
External revenue:
Cigarettes	$344,498,796	$—	$—	$344,498,796
Confectionery	30,195,336	—	—	30,195,336
Health food	—	18,419,393	—	18,419,393
Tobacco, food service & other	81,326,642	—	—	81,326,642

Total external revenue	456,020,774	18,419,393	—	474,440,167
Depreciation	537,711	138,855	2,294	678,860
Amortization	123,981	—	—	123,981
Operating income (loss)	7,533,896	2,010,489	(3,323,580)	6,220,805
Interest expense	247,191	240,290	286,189	773,670
Income (loss) from continuing operations before taxes	7,302,417	1,790,498	(3,609,354)	5,483,561
Total assets	78,290,787	12,198,955	1,034,096	91,523,838
Capital expenditures	603,584	499,345	—	1,102,929

SIX MONTHS ENDED MARCH 2009:
External revenue:
Cigarettes	$288,281,912	$—	$—	$288,281,912
Confectionery	30,128,997	—	—	30,128,997
Health food	—	18,545,603	—	18,545,603
Tobacco, food service & other	75,863,096	—	—	75,863,096

Total external revenue	394,274,005	18,545,603	—	412,819,608
Depreciation	493,152	115,877	2,293	611,322
Amortization	—	—	—	—
Operating income (loss)	7,468,983	1,664,169	(2,477,514)	6,655,638
Interest expense	259,044	309,858	328,884	897,786
Income (loss) from continuing operations before taxes	7,229,893	1,374,899	(2,806,397)	5,798,395
Total assets	65,160,730	11,416,692	4,366,108	80,943,530
Capital expenditures	303,030	194,371	—	497,401

/1/	Includes intercompany eliminations, charges incurred by the holding company, and the assets of discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	regulation of cigarette and tobacco products by the U.S. Food and Drug Administration (“FDA”), in addition to existing state and federal regulations by other agencies,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	decreased availability of capital resources

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	new business ventures or acquisitions,

•	domestic regulatory and legislative risks,

•	competition,

•	poor weather conditions,

•	increases in fuel prices,

•	consolidation within the convenience store industry,

•	other risks over which the Company has little or no control, and

•	any other factors not identified herein.
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

CRITICAL ACCOUNTING ESTIMATES
Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the fiscal quarter ended March 2010.
SECOND FISCAL QUARTER 2010 (Q2 2010)
The following discussion and analysis includes the Company’s results of operations from continuing operations for the three and six months ended March 2010 and March 2009. Continuing operations are comprised of our wholesale distribution and retail health food segments. A separate discussion of our discontinued operations has been presented following our analysis of continuing operations.
During Q2 2010, the Company:
•	opened a new Akin’s Natural Foods Market store in Tulsa, OK.

•	recorded net income available to common shareholders of $1.7 million.

•	paid a $0.18 dividend per common share.
Wholesale Distribution Segment (ADC)
ADC serves approximately 4,200 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In October 2009, Convenience Store News ranked ADC as the eighth (8th) largest convenience store distributor in the United States based on annual sales.
ADC distributes approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products.
RETAIL HEALTH FOOD SEGMENT
The Company’s retail health food stores, which are operated as Chamberlin’s Market & Café (“Chamberlin’s” or “CNF”) and Akin’s Natural Foods Market (“Akin’s” or “ANF”), carry over 30,000 different national and regionally branded and private label products. These products include high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was first established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of eight locations in Oklahoma, Nebraska, Missouri, and Kansas.

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
Business Update — Wholesale Distribution Segment
The wholesale distribution industry is mature and highly competitive. Historically, cigarette and tobacco products have represented one of the largest sales categories for convenience stores and their distributors alike. Legislative actions such as excise tax increases and smoking bans, however, have decreased the demand for these products. The FDA has now been granted regulatory authority over the manufacturing, distribution, and sale of cigarette and tobacco products. We believe FDA actions impacting these products could further accelerate decreasing demand trends.
The long-term implications of the above considerations are far reaching. A combination of declining revenue streams and limited access to credit and/or new capital may force many smaller distributors from the market, resulting in substantial industry consolidation. As one of the nation’s largest wholesale distributors, we believe the Company is well-positioned to capitalize on these trends and expand our strategic footprint.
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
Despite the impact of the recession, we believe the long-term prospects for this segment remain attractive and continue to pursue growth through ongoing evaluations of potential new locations. Accordingly, we successfully opened a new store in Tulsa, OK during Q2 2010. We believe if health food retailers can demonstrate value and provide consumers with affordable choices, overall demand for natural food products will rebound as the current economic conditions begin to dissipate.

RESULTS OF OPERATIONS — Continuing Operations

	For the three months
	ended March
			Incr
	2010	2009	(Decr)	% Change
CONSOLIDATED:
Sales /1/	$230,499,129	$195,442,246	$35,056,883	17.9
Cost of sales	213,558,955	178,195,212	35,363,743	19.8
Gross profit	16,940,174	17,247,034	(306,860)	(1.8)
Gross profit percentage	7.3%	8.8%
Operating expense	13,781,374	13,328,128	453,246	3.4
Operating income	3,158,800	3,918,906	(760,106)	(19.4)
Interest expense	368,425	408,587	(40,162)	(9.8)
Income tax expense	1,022,000	1,343,000	(321,000)	(23.9)
Income from continuing operations	1,791,421	2,193,795	(402,374)	(18.3)

BUSINESS SEGMENTS:
Wholesale
Sales	$221,006,225	$185,877,436	$35,128,789	18.9
Gross profit	12,809,400	13,241,596	(432,196)	(3.3)
Gross profit percentage	5.8%	7.1%
Retail
Sales	$9,492,904	$9,564,810	$(71,906)	(0.8)
Gross profit	4,130,774	4,005,438	125,336	3.1
Gross profit percentage	43.5%	41.9%

/1/	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $3.7 million in Q2 2010 and $4.0 million in Q2 2009.
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

SALES — Q2 2010 vs. Q2 2009
Sales in our wholesale distribution segment (“wholesale”) increased $35.1 million during Q2 2010 as compared to the same prior year period. Significant items impacting sales during Q2 2010 included the following:
•	$12.9 million increase related to our acquisition of Discount Distributors.

•	$21.2 million increase due to cigarette price increases implemented by manufacturers.

•	$0.8 million decrease, primarily related to a reduction in cigarette cartons sold.

•	$1.8 million increase in our tobacco, beverages, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).

Sales in our retail health food segment decreased approximately $0.1 million in Q2 2010 as compared to Q2 2009. This decrease was primarily related to our Florida retail stores which have been impacted by depressed economic conditions in that region as well as increased competition from other natural food chains.
GROSS PROFIT — Q2 2010 vs. Q2 2009
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
Gross profit in our wholesale segment decreased $0.4 million in Q2 2010 as compared to Q2 2009. During Q2 2009, our gross profit included a benefit of $2.6 million due to price increases implemented by cigarette and tobacco manufacturers. In Q2 2010, the decrease was partially offset by $0.6 million in gross profit generated by Discount Distributors, $0.5 million in gross profit due to higher gross margins in our cigarette and tobacco categories, and $1.1 million in gross profit related to higher overall sales volume and changes in promotional allowances.
Gross profit for the retail health food segment increased $0.1 million in Q2 2010 as compared to Q2 2009. This increase was primarily related to lower throw-out costs and improved gross margins.
OPERATING EXPENSE — Q2 2010 vs. Q2 2009
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
Operating expenses increased approximately $0.5 million in Q2 2010 as compared to Q2 2009. This increase is primarily attributable to operating costs in connection with our Discount Distributors acquisition including compensation, fuel, and amortization costs, partially offset by lower insurance expense.
INTEREST EXPENSE — Q2 2010 vs. Q2 2009
Q2 2010 interest expense decreased $0.04 million as compared to Q2 2009. This change was principally related to lower interest rates and average borrowings on the Company’s credit facility. In Q2 2010, average interest rates and borrowings on the Company’s revolving credit facility were 0.24% and $2.9 million lower, respectively, as compared to Q2 2009.

RESULTS OF OPERATIONS — SIX MONTHS ENDED MARCH 2010:

	For the six months
	ended March
			Incr
	2010	2009	(Decr)	% Change
CONSOLIDATED:
Sales /1/	$474,440,167	$412,819,608	$61,620,559	14.9
Cost of sales	440,271,980	379,727,926	60,544,054	15.9
Gross profit	34,168,187	33,091,682	1,076,505	3.3
Gross profit percentage	7.2%	8.0%
Operating expenses	27,947,382	26,436,044	1,511,338	5.7
Operating income	6,220,805	6,655,638	(434,833)	(6.5)
Interest expense	773,670	897,786	(124,116)	(13.8)
Income tax expense	1,963,000	2,203,000	(240,000)	(10.9)
Income from continuing operations	3,520,561	3,595,395	(74,834)	(2.1)

BUSINESS SEGMENTS:
Wholesale
Sales	$456,020,774	$394,274,005	$61,746,769	15.7
Gross profit	26,196,176	25,438,624	757,552	3.0
Gross profit percentage	5.7%	6.5%
Retail
Sales	$18,419,393	$18,545,603	$(126,210)	(0.7)
Gross profit	7,972,011	7,653,058	318,953	4.2
Gross profit percentage	43.3%	41.3%

/1/
Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $7.5 million for the six months ended March 2010 and $7.9 million for the six months ended March 2009.

SALES — Six Months Ended March 2010
Sales in our wholesale distribution segment increased $61.7 million for the six months ended March 2010 as compared to the same prior year period. Significant items impacting sales during the period included the following:
•	$22.2 million increase related to our acquisition of Discount Distributors.

•	$53.2 million increase due to cigarette price increases implemented by manufacturers.

•	$14.9 million decrease, primarily related to a reduction in cigarette cartons sold.

•	$1.2 million increase in our Other Products category.
Sales in our retail health food segment decreased approximately $0.1 million, for the six months ended March 2010 as compared to the same prior year period. This decrease was primarily related to our Florida retail stores which have been impacted by depressed economic conditions in that region as well as increased competition from other natural food chains.

GROSS PROFIT — Six Months Ended March 2010
Gross profit in our wholesale segment increased $0.8 million for the six months ended March 2010 as compared to the same prior year period. During the comparable prior year period, our gross profit included a benefit of $2.6 million due to price increases implemented by cigarette and tobacco manufacturers. This decrease was offset by $1.1 million in gross profit generated by Discount Distributors, $1.9 million due to higher gross margins in our cigarette and tobacco categories, and $0.4 million related to changes in promotional allowances and overall sales volume.
Gross profit for the retail health food segment increased $0.3 million for the six months ended March 2010 as compared to the same prior year period. This increase was primarily related to lower throw-out costs and improved gross margins.
OPERATING EXPENSE — Six Months Ended March 2010
Operating expenses for the six month period ended March 2010 increased approximately $1.5 million as compared to the same prior year period. This increase primarily resulted from higher compensation expense and costs incurred to service our Discount Distributors business.
INTEREST EXPENSE — Six Months Ended March 2010
Interest expense for six months ended March 2010 decreased approximately $0.1 million as compared to the same prior year period. This change was principally related to lower interest rates and average borrowings on the Company’s credit facility. For the six months ended March 2010, average interest rates and borrowings on the Company’s revolving credit facility were 0.67% and $1.9 million lower, respectively, as compared to the same prior year period.
DISCONTINUED OPERATIONS — Q2 2010 vs. Q2 2009
Losses from discontinued operations in Q2 2009 primarily represented interest charges and costs incurred to preserve the Company’s assets. All discounted operations were wound-down during the Company’s prior fiscal year (fiscal 2009).
A summary of discontinued operations is as follows:

	Three months ended		Six months ended
	March		March
	2010	2009	2010	2009
Operating loss	—	(41,434)	—	(85,562)
Interest expense	—	(114,003)	—	(230,012)
Income tax benefit	—	(58,000)	—	(116,000)
Loss from discontinued operations	—	(97,437)	—	(199,475)

LIQUIDITY AND CAPITAL RESOURCES
Overview
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. For the six months ended March 2010, the Company generated cash of approximately $1.9 million from operating activities. The cash was generated from earnings, reductions in accounts receivable, and higher accounts payable balances. These items were partially offset by higher prepaid asset balances and reductions in accrued expenses and income taxes payable.
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
Investing Activities. The Company used approximately $4.2 million of cash during the six months ended March 2010 for investing activities, primarily related to capital expenditures for property and equipment and the acquisition of Discount Distributors.
Financing Activities. The Company generated cash of $2.4 million from financing activities during the six months ended March 2010. Of this amount, $3.0 million related to net borrowings on the Company’s credit facility which was used to fund the Company’s acquisition of Discount Distributors and $0.2 million related to the exercise of stock options. Offsetting these items was $0.4 million of payments on long-term debt, and $0.4 million related to dividends on the Company’s common and preferred stock.
Cash on Hand/Working Capital. At March 2010, the Company had cash on hand of $0.5 million and working capital (current assets less current liabilities) of $41.0 million. This compares to cash on hand of $0.3 million and working capital of $35.7 million at September 2009.
CREDIT AGREEMENT
The Company has a credit agreement with Bank of America (the “Facility”), which includes the following significant terms:
•	A June 2011 maturity date.

•	A $55.0 million revolving credit limit, plus the outstanding balance on Term Note A. Term Note A had an outstanding balance of $0.1 million at March 2010.

CREDIT AGREEMENT (continued)
•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.

•
The Facility provides for an additional $5.0 million of credit advances available for certain inventory purchases. These advances bear interest at the bank’s prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

•	Lending limits that are subject to accounts receivable and inventory limitations.

•	An unused commitment fee for the facility is payable equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•	Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

•
The Facility includes a prepayment penalty equal to one-half of one percent (1/2%) of the original maximum loan limit ($60.4 million) if the Company prepays the entire Facility or terminates the credit agreement on or before June 30, 2010.

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at March 2010.
The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement. The calculated credit limit of the Facility at March 2010 was $50.9 million, of which $25.9 million was outstanding, leaving $25.0 million available.
At March 2010, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.99% at March 2010.
At March 2010, the Company had $6.6 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at March 2010.
During the six months ended March 2010, our peak borrowings under the Facility were $39.6 million and our average borrowings and average availability were $31.0 and $19.5 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions
The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2010. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.
Dividend Payments
The Company paid cash dividends on its common shares of $103,578 and $57,040 for the three months ended March 2010 and March 2009, respectively, and $206,759 and $114,079 for the six months ended March 2010 and March 2009, respectively.
The Company also paid cash dividends on its convertible preferred stock issuances (Series A, and Series B) of $73,239 and $92,573 for the three months ended March 2010 and March 2009, respectively, and $148,106 and $198,106 for the six months ended March 2010 and March 2009, respectively.
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s Form 10-K for the fiscal period ended September 30, 2009.
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
The Company’s credit facility with Bank of America expires in June 2011. We believe the Company continues to have a strong working relationship with Bank of America and have maintained compliance with all related debt covenants. However, no assurances can be given that our credit facility with Bank of America will be renewed on acceptable terms, if at all. The Company also aggressively monitors its customer credit risk to limit exposure in that area.

Liquidity Risk (continued)
The Company does not currently hedge its exposure to interest rate risk or fuel costs. Accordingly, significant price movements in these areas can and do impact the Company’s profitability.
The Company believes its liquidity position going forward will be adequate to sustain operations. However, a precipitous change in market conditions or a deterioration in economic conditions could materially impact the Company’s future revenue stream as well as its ability to collect on customer accounts receivable balances and secure bank credit.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” on Form 10-K for the fiscal year ended September 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
Not applicable.

Item 6. Exhibits

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

AMCON DISTRIBUTING COMPANY (registrant)
Date: April 16, 2010	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 16, 2010	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer, and Principal Financial Officer