Form 10-Q
period 2010-06-30
AMCON DISTRIBUTING CO
filed 2010-07-20
CIK 928465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The Registrant had 577,266 shares of its $.01 par value common stock outstanding as of July 12, 2010.

Form 10-Q
3rd Quarter

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMCON Distributing Company and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2010 and September 30, 2009

	June	September
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$365,362	$309,914
Accounts receivable, less allowance for doubtful accounts of $1.7 million and $0.9 million at June 2010 and September 2009	29,967,877	28,393,198
Inventories, net	41,308,413	34,486,027
Deferred income taxes	1,967,233	1,701,568
Prepaid and other current assets	4,554,137	1,728,576

Total current assets	78,163,022	66,619,283

Property and equipment, net	11,780,603	11,256,627
Goodwill	6,149,168	5,848,808
Other intangible assets	4,858,269	3,373,269
Other assets	1,062,245	1,026,395

	$102,013,307	$88,124,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,647,475	$15,222,689
Accrued expenses	6,605,525	6,768,924
Accrued wages, salaries and bonuses	3,045,321	3,257,832
Income taxes payable	2,527,497	3,984,258
Current maturities of credit facility	—	177,867
Current maturities of long-term debt	933,256	1,470,445

Total current liabilities	31,759,074	30,882,015

Credit facility, less current maturities	28,480,212	22,655,861
Deferred income taxes	1,141,803	1,256,713
Long-term debt, less current maturities	5,435,769	5,066,185
Other long-term liabilities	562,575	—

Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, liquidation preference $25.00 per share	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized and issued, liquidation preference $25.00 per share	2,000,000	2,000,000

Shareholders’ equity:
Preferred stock, $0.01 par, 1,000,000 shares authorized, 180,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 577,266 shares outstanding at June 2010 and 573,232 shares outstanding at September 2009	5,773	5,732
Additional paid-in capital	8,250,974	7,617,494
Retained earnings	21,877,127	16,140,382

Total shareholders’ equity	30,133,874	23,763,608

	$102,013,307	$88,124,382

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Condensed Consolidated Unaudited Statements of Operations
for the three and nine months ended June 30, 2010 and 2009

	For the three months		For the nine months
	ended June		ended June
	2010	2009	2010	2009
Sales (including excise taxes of $87.9 million and $77.4 million, and $246.3 million and $171.0 million, respectively)	$267,062,440	$242,817,927	$741,502,607	$655,637,536
Cost of sales	247,932,676	225,753,469	688,204,656	605,481,395

Gross profit	19,129,764	17,064,458	53,297,951	50,156,141

Selling, general and administrative expenses	14,070,483	12,800,612	41,215,024	38,625,335
Depreciation and amortization	440,466	273,650	1,243,307	884,972

	14,510,949	13,074,262	42,458,331	39,510,307

Operating income	4,618,815	3,990,196	10,839,620	10,645,834

Other expense (income):
Interest expense	370,873	368,048	1,144,543	1,265,834
Other (income), net	(32,758)	(43,600)	(69,184)	(84,143)

	338,115	324,448	1,075,359	1,181,691

Income from continuing operations before income tax	4,280,700	3,665,748	9,764,261	9,464,143
Income tax expense	1,532,000	1,411,000	3,495,000	3,614,000

Income from continuing operations	2,748,700	2,254,748	6,269,261	5,850,143

Discontinued operations (Note 2)
Gain on asset disposal and debt settlement, net of income tax expense of $2.7 million	—	4,666,264	—	4,666,264
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0.01 million and ($0.1) million, respectively	—	13,105	—	(186,370)

Income on discontinued operations	—	4,679,369	—	4,479,894

Net income	2,748,700	6,934,117	6,269,261	10,330,037

Preferred stock dividend requirements	(74,052)	(74,052)	(222,158)	(493,786)

Net income available to common shareholders	$2,674,648	$6,860,065	$6,047,103	$9,836,251

Basic earnings per share available to common shareholders:
Continuing operations	$4.72	$3.97	$10.73	$9.78
Discontinued operations	—	8.52	—	8.17

Net basic earnings per share available to common shareholders	$4.72	$12.49	$10.73	$17.95

Diluted earnings per share available to common shareholders:
Continuing operations	$3.67	$3.11	$8.39	$7.37
Discontinued operations	—	6.46	—	5.65

Net diluted earnings per share available to common shareholders	$3.67	$9.57	$8.39	$13.02

Weighted average shares outstanding:
Basic	566,224	549,397	563,505	547,859
Diluted	749,350	724,833	747,035	793,610
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Condensed Consolidated Unaudited Statements of Cash Flows
for the nine months ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,269,261	$10,330,037
Deduct: Income from discontinued operations, net of tax	—	4,479,894

Income from continuing operations	6,269,261	5,850,143

Adjustments to reconcile net income from continuing operations to net cash flows from operating activities:
Depreciation	1,043,186	884,972
Amortization	200,121	—
(Gain) loss on sale of property and equipment	(31,843)	26,468
Stock based compensation	376,422	398,700
Net excess tax (benefit) deficiency on equity-based awards	(130,126)	16,592
Deferred income taxes	(380,575)	893,851
Provision for losses on doubtful accounts	750,489	489,038
Provision for losses on inventory obsolescence	82,778	331,319
Other	77,094	—

Changes in assets and liabilities:
Accounts receivable	(2,325,168)	(1,797,340)
Inventories	(4,923,666)	1,714,017
Prepaid and other current assets	(2,830,201)	312,759
Other assets	(35,850)	59,277
Accounts payable	3,388,920	(365,711)
Accrued expenses and accrued wages, salaries and bonuses	(375,910)	2,625,568
Income tax payable	(1,326,635)	4,713,677

Net cash flows from operating activities — continuing operations	(171,703)	16,153,330
Net cash flows from operating activities — discontinued operations	—	(2,673,712)

Net cash flows from operating activities	(171,703)	13,479,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,423,912)	(784,221)
Proceeds from sales of property and equipment	62,406	102,406
Acquisition	(3,099,836)	—

Net cash flows from investing activities	(4,461,342)	(681,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on bank credit agreements	5,646,484	(8,955,236)
Principal payments on long-term debt	(682,574)	(604,975)
Proceeds from exercise of stock options	126,973	—
Net excess tax (benefit) deficiency on equity-based awards	130,126	(16,592)
Redemption of Series C convertible preferred stock	—	(2,000,000)
Dividends paid on convertible preferred stock	(222,158)	(272,158)
Dividends on common stock	(310,358)	(171,119)

Net cash flows from financing activities — continuing operations	4,688,493	(12,020,080)
Net cash flows from financing activities — discontinued operations	—	(825,000)

Net cash flows from financing activities	4,688,493	(12,845,080)

Net change in cash	55,448	(47,277)

Cash, beginning of period	309,914	457,681

Cash, end of period	$365,362	$410,404

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,141,934	$1,347,690
Cash paid during the period for income taxes	5,202,208	612,473

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	35,866	108,546
Constructive dividends on Series A, B, and C Convertible Preferred Stock	—	221,628
Acquisition of equipment through capital leases	14,969	12,333

Business acquisition (see Note 2):
Inventory	1,981,498	—
Property and equipment	122,978	—
Customer relationships intangible asset	1,620,000	—
Goodwill	300,360	—
Note payable	500,000	—
Contingent consideration	425,000	—

TSI disposition — discontinued operations
Property and equipment, net	—	(2,032,047)
Accrued expenses	—	(925,452)
Long-term debt	—	(6,945,548)
Deferred gain on CPH Settlement	—	(1,542,312)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:
•	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products in the Central and Rocky Mountain regions of the United States.
•	Our retail health food segment (“Retail Segment”) operates fourteen health food retail stores located throughout the Midwest and Florida.
WHOLESALE SEGMENT
Our Wholesale Segment serves approximately 4,200 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In October 2009, Convenience Store News ranked our Wholesale Segment as the eighth (8th) largest convenience store distributor in the United States based on annual sales.
Our Wholesale Segment distributes approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products.
RETAIL SEGMENT
The Company’s retail health food stores, which are operated as Chamberlin’s Market & Café and Akin’s Natural Foods Market, carry over 30,000 different national and regionally branded and private label products. These products include high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was first established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of eight locations in Oklahoma, Nebraska, Missouri, and Kansas.
FINANCIAL STATEMENTS
The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2010 and June 30, 2009 have been referred to throughout this quarterly report as Q3 2010 and Q3 2009, respectively. The fiscal balance sheet dates as of June 30, 2010, June 30, 2009, and September 30, 2009 have been referred to as June 2010, June 2009, and September 2009, respectively.

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
2. ACQUISITION AND DISPOSITIONS
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

Total Consideration	Amount
(in millions)
Cash	$3.1
Note payable	0.5
Fair value of contingent consideration	0.4

Fair value of consideration transferred	$4.0

Recognized amounts of identifiable assets acquired

		Weighted
		Average
		Amortization
	Amount	Period
	(in millions)
Inventory	$2.0	—
Property and equipment	0.1	5 years
Identifiable intangible assets:
Customer relationships	1.6	8 years

Total identifiable net assets	3.7
Goodwill	0.3

Total identifiable assets and goodwill	$4.0

The Company has estimated that the undiscounted payments required under the contingent consideration arrangement will approximate $0.7 million ($0.4 million fair value). The $0.3 million of goodwill arising from the acquisition primarily represents synergies and economies of scale generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company’s Wholesale Segment and is expected to be deductible for tax purposes. No measurement adjustments related to this transaction were recorded during Q3 2010.

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

	Three months ended		Nine months ended
	June		June
(In millions)	2010	2009	2010	2009
Revenue — Actual Results	$16.1	$—	$38.3	$—
Revenue — Supplemental pro forma results	$16.1	$14.9	$43.3	$39.4
Net Income — Actual Results	$0.1	$—	$0.3	$—
Net Income — Supplemental pro forma results	$0.1	$(0.1)	$0.3	$0.2
DISPOSITION — DISCONTINUED OPERATIONS
In Q3 2009 the Company completed a transaction in which it disposed of assets held by Trinity Springs’, Inc. (“TSI”), a wholly owned subsidiary of the Company, and completed a related debt settlement. The income from discontinued operations as summarized below primarily relates to the gain on this transaction.

	Three months ended		Nine months ended
	June		June
	2010	2009	2010	2009
Operating income (loss)	$—	$20,105	$—	(65,458)
Interest expense	—	—	—	(230,012)
Gain on asset disposal and debt settlement	—	7,381,264	—	7,381,264
Income tax expense	—	2,722,000	—	2,606,000
Income from discontinued operations	—	4,679,369	—	4,479,894
3. CONVERTIBLE PREFERRED STOCK:
The Company had two series of convertible preferred stock outstanding at June 2010 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$2,000,000
Number of shares:	100,000	80,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	81,136
Dividend rate:	6.785%	6.37%
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
4. INVENTORIES
Inventories consisted of finished goods at June 2010 and September 2009 and are stated at the lower of cost, determined on a first in first out, or FIFO basis, or market. The Wholesale Segment and Retail Segment inventories consist of products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods include total reserves of approximately $1.0 million at June 2010 and $0.9 million at September 2009. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based on an evaluation of slow moving and discontinued products.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reporting segment of the Company consisted of the following:

	June	September
	2010	2009
Wholesale Segment	$4,236,291	$3,935,931
Retail Segment	1,912,877	1,912,877

	$6,149,168	$5,848,808

Other intangible assets of the Company consisted of the following:

	June	September
	2010	2009
Trademarks and tradenames	$3,373,269	$3,373,269
Customer relationships (less accumulated amortization of $135,000)	1,485,000	—

	$4,858,269	$3,373,269

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year.
At June 2010, intangible assets considered to have finite lives represented acquired customer relationships. These customer relationships are being amortized over eight years. Amortization expense related to these assets totaled $50,625 and $135,000, respectively, for the three and nine month periods ended June 2010. The Company had no amortization expense related to intangible assets during the comparable prior year periods. Amortization expense for customer relationships for the periods subsequent to June 2010 is as follows:

	Fiscal	Fiscal	Fiscal	Fiscal
	2010/1/	2011	2012	2013	Thereafter
Customer relationships	50,625	202,500	202,500	202,500	826,875

/1/	Represents amortization for the remaining three months of Fiscal 2010.
6. DIVIDENDS:
On April 30, 2010, the Company declared a cash dividend of $0.18 per common share payable on June 1, 2010 to shareholders of record as of May 11, 2010. Cash dividends paid to common shareholders for the three and nine months ended June 2010 totaled $103,599 and $310,358, respectively.

7. EARNINGS PER SHARE
Basic earnings per share available to common shareholders is calculated by dividing income from continuing operations less preferred stock dividend requirements and income from discontinued operations by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing income from continuing operations less preferred stock dividend requirements (when anti-dilutive) and income from discontinued operations by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.
There were no anti-dilutive stock options and potential common stock options at June 2010. Stock options and potential common stock outstanding at June 2009 that were anti-dilutive were not included in the computations of diluted earnings per share. Such potential common shares totaled 917 and 8,878 for the three and nine months ended June 2009. The average exercise price of anti-dilutive options and potential common stock was $45.68 and $32.32 for the three and nine months ended June 2009.

	For the three months ended June
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	566,224	566,224	549,397	549,397
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock /1/	—	183,126	—	175,436

Weighted average number of shares outstanding	566,224	749,350	549,397	724,833

Income from continuing operations	$2,748,700	$2,748,700	$2,254,748	$2,254,748
Deduct: convertible preferred stock dividends /2/	(74,052)	—	(74,052)	—

	2,674,648	2,748,700	2,180,696	2,254,748

Income from discontinued operations	$—	$—	$4,679,369	$4,679,369

Net income available to common shareholders	$2,674,648	$2,748,700	$6,860,065	$6,934,117

Income per share from continuing operations	$4.72	$3.67	$3.97	$3.11

Income per share from discontinued operations	$—	$—	$8.52	$6.46

Net earnings per share available to common shareholders	$4.72	$3.67	$12.49	$9.57

/1/	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

/2/	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the nine months ended June
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	563,505	563,505	547,859	547,859
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock /1/	—	183,530	—	245,751

Weighted average number of shares outstanding	563,505	747,035	547,859	793,610

Income from continuing operations	$6,269,261	$6,269,261	$5,850,143	$5,850,143
Deduct: convertible preferred stock dividends /2/	(222,158)	—	(493,786)	—

	6,047,103	6,269,261	5,356,357	5,850,143

Income from discontinued operations	$—	$—	$4,479,894	$4,479,894

Net income available to common shareholders	$6,047,103	$6,269,261	$9,836,251	$10,330,037

Income per share from continuing operations	$10.73	$8.39	$9.78	$7.37

Income per share from discontinued operations	$—	$—	$8.17	$5.65

Net earnings per share available to common shareholders	$10.73	$8.39	$17.95	$13.02

/1/	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

/2/	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

8. DEBT
The Company has a credit agreement, (the “Facility”) with Bank of America which includes the following significant terms:
•	A January 1, 2012 maturity date and a $55.0 million revolving credit limit.
•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.
•
The Facility provides for an additional $5.0 million of credit advances available for certain inventory purchases. These advances bear interest at the bank’s prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

•	Lending limits subject to accounts receivable and inventory limitations.
•	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.
•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.
•	Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.
•
The Facility includes a prepayment penalty equal to one-half of one percent (1/2%) of the original maximum loan limit ($60.4 million) if the Company prepays the entire Facility or terminates the credit agreement on or before January 1, 2011.

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at June 2010.
The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day based on our collateral and loan limits as defined in the Facility agreement. The Company’s calculated credit limit of the Facility at June 30 was $54.5 million of which $28.5 million was outstanding leaving $26.0 million available.
At June 2010, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.06% at June 2010. At June 2010, the Company had $6.4 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at June 2010.
Cross Default and Co-Terminus Provisions
The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2010. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.
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
Stock Options
In April 2010, the Compensation Committee of the Board of Directors awarded various employees of the Company incentive stock options to purchase 6,000 shares of the Company’s common stock. These awards vest in equal installments over a five year service period and have an exercise price of $51.50 per share.
The Company has estimated that the fair value of the incentive stock option awards was approximately $0.1 million using the Black-Scholes option pricing model. This amount will be amortized to compensation expense on a straight-line basis over the five year service period. The following assumptions were used in connection with the Black-Scholes option pricing calculation:

Stock Option Pricing Assumptions
Risk-free interest rate	3.04%
Dividend yield	1.30%
Expected volatility	49.3%
Expected life in years	7
The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules up to five years in length. Stock options issued and outstanding to management employees at June 2010 are summarized as follows:

		Number of
		Options	Number
Date	Exercise Price	Outstanding	Exercisable
Fiscal 2003	$28.80	251	251
Fiscal 2007	$18.00	25,000	25,000
Fiscal 2010	$51.50	6,000	—

		31,251	25,251

Stock options issued and outstanding to the Company’s outside directors at June 2010 are summarized as follows:

		Number of
		Options	Number
Date	Exercise Price	Outstanding	Exercisable
Fiscal 2002	$26.94	834	834

The following summarizes all stock options issued and outstanding at June 2010:

			Remaining		Exercisable
	Exercise	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
	Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
2002 Options	$26.94	834	2.12 years	$26.94	834	$26.94
2003 Options	$28.80	251	2.30 years	$28.80	251	$28.80
2007 Options	$18.00	25,000	6.45 years	$18.00	25,000	$18.00
2010 Options	$51.50	6,000	9.83 years	$51.50	—	—

		32,085		$24.58	26,085	$18.39

The following is a summary of the activity of the stock options for the nine months ended June 2010:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2009	30,117	$20.16
Granted	6,000	$51.50
Exercised	(4,032)	$31.56
Forfeited/Expired	—	—

Outstanding at June 2010	32,085	$24.58

Net income before income taxes included compensation expense related to stock options of approximately $0.01 million and $0.1 million for the three and nine months ended June 2010, respectively, and $0.03 million and $0.1 million for the three and nine months ended June 2009, respectively. At June 2010, total unamortized compensation expense related to stock options was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next 58 months.
Restricted Stock
Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards as summarized below:

	Restricted Stock /1/	Restricted Stock /2/
Date of award:	December 6, 2007	January 29, 2008
Number of shares:	24,000	7,500
Service period:	34 months	36 months
Estimated fair value of award at grant date /3/:	$963,000	$229,000
Intrinsic value of awards outstanding at June 2010:	$454,000	$142,000

/1/	The remaining 8,000 shares will vest on October 16, 2010.

/2/	The remaining 2,500 shares will vest January 29, 2011.

/3/	Amount is net of estimated forfeitures.
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
The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before income taxes included compensation expense of $0.1 million for the three months ended June 2010 and June 2009, and $0.3 million for the nine months ended June 2010 and June 2009. Total unamortized compensation expense related to restricted stock awards at June 2010 was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next four months (the expected weighted-average period).
The following summarizes restricted stock activity under the Omnibus Plan for the nine months ended June 2010:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Nonvested restricted stock at September 2009	21,000	$40.16
Granted	—	—
Vested	(10,500)	$40.16
Expired	—	—

Nonvested restricted stock at June 2010	10,500	$40.16

10. BUSINESS SEGMENTS
AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores’ operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the “Other” column is intercompany eliminations and charges incurred by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

	Wholesale	Retail
	Segment	Segment	Other /1/	Consolidated
THREE MONTHS ENDED JUNE 2010:
External revenue:
Cigarettes	$192,819,138	$—	$—	$192,819,138
Confectionery	18,276,797	—	—	18,276,797
Health food	—	9,220,081	—	9,220,081
Tobacco, food service & other	46,746,424	—	—	46,746,424

Total external revenue	257,842,359	9,220,081	—	267,062,440
Depreciation	270,627	92,763	936	364,326
Amortization	76,140	—	—	76,140
Operating income (loss)	4,820,946	911,760	(1,113,891)	4,618,815
Interest expense	119,356	111,322	140,195	370,873
Income (loss) from continuing operations before taxes	4,708,303	811,190	(1,238,793)	4,280,700
Total assets	88,755,030	12,238,486	1,019,791	102,013,307
Capital expenditures	136,591	184,392	—	320,983

THREE MONTHS ENDED JUNE 2009:
External revenue:
Cigarettes	$175,859,941	$—	$—	$175,859,941
Confectionery	17,248,948	—	—	17,248,948
Health food	—	9,059,300	—	9,059,300
Tobacco, food service & other	40,649,738	—	—	40,649,738

Total external revenue	233,758,627	9,059,300	—	242,817,927
Depreciation	223,275	49,228	1,147	273,650
Amortization	—	—	—	—
Operating income (loss)	4,661,114	888,437	(1,559,355)	3,990,196
Interest expense	132,192	133,692	102,164	368,048
Income (loss) from continuing operations before taxes	4,536,746	765,176	(1,636,174)	3,665,748
Total assets	77,693,924	11,517,275	989,112	90,200,311
Capital expenditures	223,251	63,569	—	286,820

/1/	Includes intercompany eliminations, charges incurred by the holding company, and the assets of discontinued operations.

10. BUSINESS SEGMENTS (continued)

	Wholesale	Retail
	Segment	Segment	Other /1/	Consolidated

NINE MONTHS ENDED JUNE 2010:
External revenue:
Cigarettes	$537,317,934	$—	$—	$537,317,934
Confectionery	48,472,133	—	—	48,472,133
Health food	—	27,639,474	—	27,639,474
Tobacco, food service & other	128,073,066	—	—	128,073,066

Total external revenue	713,863,133	27,639,474	—	741,502,607
Depreciation	808,338	231,618	3,230	1,043,186
Amortization	200,121	—	—	200,121
Operating income (loss)	12,354,842	2,922,249	(4,437,471)	10,839,620
Interest expense	366,547	351,612	426,384	1,144,543
Income (loss) from continuing operations before taxes	12,010,720	2,601,688	(4,848,147)	9,764,261
Total assets	88,755,030	12,238,486	1,019,791	102,013,307
Capital expenditures	740,175	683,737	—	1,423,912

NINE MONTHS ENDED JUNE 2009:
External revenue:
Cigarettes	$464,141,853	$—	$—	$464,141,853
Confectionery	47,377,945	—	—	47,377,945
Health food	—	27,604,903	—	27,604,903
Tobacco, food service & other	116,512,835	—	—	116,512,835

Total external revenue	628,032,633	27,604,903	—	655,637,536
Depreciation	716,427	165,105	3,440	884,972
Amortization	—	—	—	—
Operating income (loss)	12,130,097	2,552,606	(4,036,869)	10,645,834
Interest expense	391,236	443,550	431,048	1,265,834
Income (loss) from continuing operations before taxes	11,766,639	2,140,075	(4,442,571)	9,464,143
Total assets	77,693,924	11,517,275	989,112	90,200,311
Capital expenditures	526,281	257,940	—	784,221

/1/	Includes intercompany eliminations, charges incurred by the holding company, and the assets of discontinued operations.

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
This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:
•	increases in state and federal excise taxes on cigarette and tobacco products
•	regulation of cigarette and tobacco products by the U.S. Food and Drug Administration (“FDA”), in addition to existing state and federal regulations by other agencies,
•	increases in manufacturer prices,
•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	decreased availability of capital resources,

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	new business ventures or acquisitions,

•	domestic regulatory and legislative risks,

•	competition,

•	poor weather conditions,

•	increases in fuel prices,

•	consolidation trends within the convenience store industry,

•	other risks over which the Company has little or no control, and

•	any other factors not identified herein.
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

CRITICAL ACCOUNTING ESTIMATES
Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the fiscal quarter ended June 2010.
THIRD FISCAL QUARTER 2010 (Q3 2010)
The following discussion and analysis includes the Company’s results of operations from continuing operations for the three months and nine months ended June 2010 and 2009. Continuing operations are comprised of our Wholesale Segment and our Retail Segment. A separate discussion of discontinued operations has been presented following our analysis of continuing operations.
Wholesale Segment
Our Wholesale Segment serves approximately 4,200 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In October 2009, Convenience Store News ranked our Wholesale Segment as the eighth (8th) largest convenience store distributor in the United States based on annual sales.
Our Wholesale Segment distributes approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products.
Retail Segment
The Company’s Retail Segment, which is operated as Chamberlin’s Market & Café and Akin’s Natural Foods Market, carry over 30,000 different national and regionally branded and private label products. These products include high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was first established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of eight locations in Oklahoma, Nebraska, Missouri, and Kansas.
Business Update — Wholesale Segment
The wholesale distribution industry is mature and intensely competitive. The revenue streams in this segment have historically been very dependent on the sale of cigarettes. Legislative actions such as excise tax increases, smoking bans, and diminishing social acceptance, however, have decreased the demand for cigarettes. Most recently, the manufacturing, distribution, marketing, and sale of cigarette and tobacco products was placed under the authority of the FDA. To date, the regulatory actions undertaken by the FDA have been primarily targeted at cigarette manufacturers and retailers. However, future regulatory actions by the FDA could further depress consumer demand for this product.
In the area of merchandising, industry research suggests that the convenience store industry is moving towards fresh and healthier foods offerings. These products tend to earn higher margins than the cigarette and tobacco categories we distribute and can enhance customer loyalty at the retail level. Accordingly, we are focused on expanding our products, sales, and training services offered to our customers in this area.
The long-term implications of the above considerations on the industry are significant. The combined impact of declining cigarette revenues as well as the overall availability of credit and access to capital will hinder smaller distributors and likely result in substantial industry consolidation. As one of the nation’s largest wholesale distributors, we believe the Company is well-positioned to capitalize on these trends and broaden our strategic footprint.

Business Update — Retail Segment
The health food retailing industry is highly competitive. Our competitors include local, regional, and national supermarkets as well as specialty natural foods stores. While natural food is one of the fastest growing categories in food retailing today, macro-economic conditions have negatively impacted sales growth industry-wide. We also face increased competition from other natural food chains looking to grow their market share.
Despite a challenging operating environment, we believe our health food stores continue to offer a unique value proposition. One of our core operating strategies is to carry product lines not readily found in other stores, coupled with highly trained sales associates who are passionate about the products we carry. These core operating principles have allowed us to develop a loyal customer following.
As the economy and consumer confidence improves, we believe consumer preferences towards more health conscious lifestyles combined with aging demographic trends will continue to make this a growth category for our Company and an attractive portion of our consolidated operations.
Business Update — General
A combination of economic and regulatory factors and the potential of higher fuel prices could adversely affect our sales, gross margins, and operating profits into the foreseeable future. Additionally, the Company is evaluating the impact that the new healthcare legislation might have on our business. Currently, however, the ultimate impact of this new legislation is uncertain.
While the above considerations present challenges industry-wide, we believe that our conservative strategy of cost containment, aggressively targeting new business, and maintaining maximum liquidity, will position us well to capture market share, execute strategic acquisitions, open new retail stores, and ultimately create shareholder value.
RESULTS OF OPERATIONS

	For the three months ended June
			Incr
	2010	2009	(Decr)	% Change
CONSOLIDATED:
Sales /1/	$267,062,440	$242,817,927	$24,244,513	10.0
Cost of sales	247,932,676	225,753,469	22,179,207	9.8
Gross profit	19,129,764	17,064,458	2,065,306	12.1
Gross profit percentage	7.2%	7.0%

Operating expense	14,510,949	13,074,262	1,436,687	11.0
Operating income	4,618,815	3,990,196	628,619	15.8
Interest expense	370,873	368,048	2,825	0.8
Income tax expense	1,532,000	1,411,000	121,000	8.6
Income from continuing operations before income taxes	2,748,700	2,254,748	493,952	21.9

BUSINESS SEGMENTS:
Wholesale
Sales	$257,842,359	$233,758,627	$24,083,732	10.3
Gross profit	15,054,498	13,311,241	1,743,257	13.1
Gross profit percentage	5.8%	5.7%
Retail
Sales	$9,220,081	$9,059,300	$160,781	1.8
Gross profit	4,075,266	3,753,217	322,049	8.6
Gross profit percentage	44.2%	41.4%

/1/	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $3.9 million and $3.7 in Q3 2010 and Q3 2009 respectively.

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

SALES — Q3 2010 vs. Q3 2009
Sales in our Wholesale Segment increased $24.1 million during Q3 2010 as compared to Q3 2009. Significant items impacting sales during Q3 2010 included the following:
•	$16.1 million increase related to our expansion into Northwest Arkansas with the Discount Distributors acquisition.

•	$4.9 million increase due to cigarette price increases implemented by manufacturers.

•	$0.7 million decrease, primarily related to a reduction in cigarette cartons sold.
•	$3.8 million increase in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”)
Sales in our Retail Segment increased approximately $0.2 million in Q3 2010 as compared to Q3 2009. This increase was primarily related to our new retail store that opened in Tulsa, Oklahoma in late Q2 2010.
GROSS PROFIT — Q3 2010 vs. Q3 2009
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
Gross profit in our Wholesale Segment increased $1.7 million in Q3 2010 as compared to Q3 2009. During Q3 2009, our gross profit benefited $0.6 million due to price increases implemented by cigarette and tobacco manufacturers. On a year-over-year basis, the decrease in this gross profit from the prior year period was offset by $0.7 million due to the gross profit generated by the Discount Distributors acquisition, $0.6 million due to improved gross margins in our cigarette and tobacco categories, and $1.0 million due to changes in sales volume and promotional allowances.
Gross profit for the Retail Segment increased $0.3 million in Q3 2010 as compared to Q3 2009. This increase was primarily related to our new store in Tulsa, Oklahoma, lower throw-out costs, and improved gross margins.
OPERATING EXPENSE — Q3 2010 vs. Q3 2009
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
Operating expenses increased approximately $1.4 million in Q3 2010 as compared to Q3 2009. Of this increase, approximately $0.6 million was attributable to operating costs incurred servicing our new business in Northwest Arkansas, $0.4 million related to an increase in bad debt expense, $0.2 million related to higher depreciation and amortization expense, $0.2 million related to higher insurance and fuel costs, and $0.3 million primarily related to our new Retail Segment store in Tulsa, Oklahoma. These increases were partially offset by a $0.3 million decrease in compensation expense.

RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 2010:

	For the nine months
	ended June
			Incr
	2010	2009	(Decr)	% Change
CONSOLIDATED:
Sales	$741,502,607	$655,637,536	$85,865,071	13.1
Cost of sales	688,204,656	605,481,395	82,723,261	13.7
Gross profit	53,297,951	50,156,141	3,141,810	6.3
Gross profit percentage	7.2%	7.6%

Operating expenses	42,458,331	39,510,307	2,948,024	7.5
Operating income	10,839,620	10,645,834	193,786	1.8
Interest expense	1,144,543	1,265,834	(121,291)	(9.6)
Income tax expense	3,495,000	3,614,000	(119,000)	(3.3)
Income from continuing operations before income taxes	6,269,261	5,850,143	419,118	7.2

BUSINESS SEGMENTS:
Wholesale
Sales	$713,863,133	$628,032,633	$85,830,500	13.7
Gross profit	41,250,675	38,749,866	2,500,809	6.5
Gross profit percentage	5.8%	6.2%
Retail
Sales	$27,639,474	$27,604,903	$34,571	0.1
Gross profit	12,047,276	11,406,275	641,001	5.6
Gross profit percentage	43.6%	41.3%

/1/
Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $11.5 million for the nine months ended June 2010 and $11.6 million for the nine months ended June 2009.

SALES — Nine Months Ended June 2010
Sales in our Wholesale Segment increased $85.8 million for the nine months ended June 2010 as compared to the same prior year period. Significant items impacting our Wholesale Segment sales for the nine months ended June 2010 included:
•	$38.3 million increase related to our expansion into Northwest Arkansas with the acquisition of Discount Distributors.

•	$58.1 million increase due to cigarette price increases implemented by manufacturers.

•	$15.6 million decrease, primarily related to a reduction in cigarette cartons sold.

•	$5.0 million increase in Other Product sales.
Sales in our Retail Segment for the nine months ended June 2010 were even as compared to the same prior year period. Sales for the nine months ended June 2010 benefited approximately $0.2 million in connection with our new Tulsa, Oklahoma retail store. This increase was partially offset by lower sales in our Florida retail stores which have been impacted by depressed economic conditions in that region, as well as increased competition from other natural food chains.

GROSS PROFIT — Nine Months Ended June 2010
Gross profit in our Wholesale Segment increased $2.5 million for the nine month period ended June 2010 as compared to the same period in the prior year. During the comparable prior year period, our gross profit included a benefit of $3.2 million due to price increases implemented by cigarette and tobacco manufacturers. On a year-over-year basis, the decrease in this gross profit from the prior year period was offset by $1.8 million due to the gross profit generated by Discount Distributors, and $2.5 million due to improved gross margins in our cigarette and tobacco categories, and $1.4 million related to changes in promotional allowances and overall sales volume.
Gross profit for the Retail Segment increased $0.6 million for the nine month period ended June 2010. Of this increase, approximately $0.1 million related to our new Retail store in Tulsa, Oklahoma and $0.5 million related to lower throw-out costs and improved gross margins.
OPERATING EXPENSE — Nine Months Ended June 2010
Operating expenses for the nine month period ended June 2010 increased approximately $2.9 million as compared to the same prior year period. Of this increase, approximately $1.3 million is to attributable to operating costs incurred servicing our new business in Northwest Arkansas, $0.2 million related to an increase in our bad debt expense, $0.4 million related to higher depreciation and amortization expense, $0.5 million related higher compensation expense, $0.2 million related to higher fuel costs, and $0.3 million primarily related to our new Retail Segment store in Tulsa, Oklahoma.
INTEREST EXPENSE — Nine Months Ended June 2010
Interest expense for nine months ended June 2010 decreased approximately $0.1 million as compared to the same prior year period. This change was principally related to lower interest rates and average borrowings on the Company’s credit facility. For the nine months ended June 2010, average interest rates and borrowings on the Company’s revolving credit facility were 0.46% and $0.6 million lower, respectively, as compared to the same prior year period.
DISCONTINUED OPERATIONS
Income from discontinued operations in the prior year periods was primarily related to a gain on the disposal of assets held by Trinity Springs’, Inc. (“TSI”), a wholly owned subsidiary of the Company, and a related debt settlement.
A summary of discontinued operations is as follows:

	Three months ended		Nine months ended
	June		June
	2010	2009	2010	2009
Operating income (loss)	$—	$20,105	$—	(65,458)
Interest expense	—	—	—	(230,012)
Gain on asset disposal and debt settlement	—	7,381,264	—	7,381,264
Income tax expense	—	2,722,000	—	2,606,000
Income from discontinued operations	—	4,679,369	—	4,479,894
LIQUIDITY AND CAPITAL RESOURCES
Overview
•
Operating Activities. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings. For the nine months ended June 2010, the Company used cash of approximately $0.2 million from operating activities. Significant items impacting cash used were higher accounts receivable, inventory, and prepaid and other current assets balances. These items were partially offset by an increase in accounts payable.

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
•
Investing Activities. The Company used approximately $4.5 million of cash during the nine months ended June 2010 for investing activities, primarily related to capital expenditures for property and equipment and the acquisition of Discount Distributors.

•
Financing Activities. The Company generated cash of $4.7 million for financing activities for the nine months ended June 2010. Of this amount, $5.6 million related to net borrowings on the Company’s credit facility which was used to purchase inventory and fund the Company’s acquisition of Discount Distributors, and $0.3 million related to the exercise of stock options. Offsetting these items was $0.7 million of payments on long-term debt, and $0.5 million related to dividends on the Company’s common and preferred stock.

•
Cash on Hand/Working Capital. At June 2010, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of $46.4 million. This compares to cash on hand of $0.3 million and working capital of $35.7 million at September 2009.

CREDIT AGREEMENT
The Company has a credit agreement (the “Facility”) with Bank of America, which includes the following significant terms:
•	A January 1, 2012 maturity date and a $55.0 million revolving credit limit.
•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.
•
The Facility provides for an additional $5.0 million of credit available for certain inventory purchases. These advances bear interest at the bank’s prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

•
Lending limits that are subject to accounts receivable and inventory limitations, and an unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.
•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.
•	Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.
•
The Facility includes a prepayment penalty equal to one-half of one percent (1/2%) of the original maximum loan limit ($60.4 million) if the Company prepays the entire Facility or terminates the credit agreement on or before January 1, 2011.

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at June 2010.
The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the calculated credit limit of the Facility at June 2010 was $54.5 million, of which $28.5 million was outstanding, leaving $26.0 million available.
At June 2010, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.06% at June 2010.

At June 2010, the Company had $6.4 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at June 2010.
During the nine months ended June 2010, our peak borrowings under the Facility were $39.6 million and our average borrowings and average availability were $31.2 and $20.0 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.
Cross Default and Co-Terminus Provisions
The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2010. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.
Dividends Payments
The Company paid cash dividends on its common shares of $103,599 and $57,040 for the three months ended June 2010 and June 2009, respectively, and $310,358 and $171,119 for the nine months ended June 2010 and June 2009, respectively.
The Company also paid cash dividends on its convertible preferred stock issuances (Series A, and Series B) of $74,053 and $74,053 for the three months ended June 2010 and June 2009, respectively, and $222,159 and $272,159 for the nine months ended June 2010 and June 2009, respectively.
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
The Company’s credit facility with Bank of America expires January 1, 2012. We believe the Company continues to have a strong working relationship with Bank of America and has maintained compliance with all related debt covenants. However no assurances can be given that our credit facility with Bank of America will be renewed on acceptable terms if at all. The Company also aggressively monitors its customer credit risk to limit exposure in that area.
The Company does not currently hedge its exposure to interest rate risk or fuel costs. Accordingly, significant price movements in these areas can and do impact the Company’s profitability.
The Company believes its liquidity position going forward will be adequate to sustain operations. However, a precipitous change in market conditions could materially impact the Company’s future revenue stream as well as its ability to collect on customer accounts receivable balances and secure bank credit.

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
As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control that occurred during the fiscal quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” on Form 10-K for the fiscal year ended September 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. (Removed and Reserved)
Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits

10.1	Fourteenth Amendment to the Amended and Restated Loan and Security Agreement, dated July 19, 2010.

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY (registrant)
Date: July 16, 2010	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 16, 2010	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer, and Principal Financial Officer