Form 10-K
period 2010-09-30
AMCON DISTRIBUTING CO
filed 2010-11-08
CIK 928465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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
             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2010 was $21,463,007, computed by reference to the $59.59 closing price of such common stock equity on March 31, 2010.

As of November 2, 2010 there were 577,432 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2010 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A - Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2010 and 2009 fiscal years ended September 30, are herein referred to as fiscal 2010 and fiscal 2009, respectively. The fiscal year-end balance sheet dates of September 30, 2010 and September 30, 2009 are referred to herein as September 2010 and September 2009, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on NYSE Amex Equities (formerly the American Stock Exchange) under the symbol “DIT.” The Company operates two business segments:

•	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products in the Central, Rocky Mountain, and Southern regions of the United States.

•	Our retail health food segment (“Retail Segment”) operates fourteen health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment serves approximately 4,300 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. Our largest customer category is convenience stores. In October 2010, Convenience Store News ranked us as the ninth (9th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment operates five distribution centers located in Illinois, Missouri, Nebraska, North Dakota and South Dakota. These distribution centers, combined with cross-dock facilities, comprise approximately 487,000 square feet of floor space. Our principal suppliers include Philip Morris USA, RJ Reynolds Tobacco, Proctor & Gamble, Hershey, Mars, Quaker, and Nabisco. We also market private label lines of snuff, water, candy products, batteries, film, and other products. We do not maintain any long-term purchase contracts with these suppliers.

RETAIL SEGMENT

The retail health food stores comprising our Retail Segment, which are operated as Chamberlin’s Market & Café and Akin’s Natural Foods Market, carry over 30,000 different national and regionally branded and private label products. These products include high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was first established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of eight locations in Oklahoma, Nebraska, Missouri, and Kansas.

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

Flexible Distribution Capabilities and Customer Service Programs

The size and flexibility of our wholesale distribution operations strategically positions us to service a broad range of customers from independent retail outlets to large multi-location retailers. Our customized customer service programs assist our customers in maximizing vendor promotions and by providing access to private label and custom food services, store layout and design consultation, and overall profitability consulting, all of which have proven particularly popular.

Unique Product Selection

Our retail health foods business prides itself in carrying a unique and superior-quality selection of natural food products and vitamin supplements. Our unique product set, combined with highly trained and knowledgeable in-store associates, has created a loyal customer following where our stores are sought out destinations, providing a personalized shopping experience.

BUSINESS STRATEGY

We have a three-pronged business strategy to drive growth and create shareholder value in which we seek to:

•	organically grow our wholesale distribution business in the regions in which we operate.

•	pursue strategic acquisition opportunities within the wholesale distribution industry.

•	judiciously expand our retail health food business through new store openings.

To execute against this strategy, the Company has rigorous operational processes in place designed to control costs, manage credit risk, monitor inventory levels, and maintain maximum liquidity. The success of our strategy ultimately resides on our continued ability to provide our customers with unmatched service, unique product offerings, and leading edge technologies.

PRINCIPAL PRODUCTS

Sales of cigarettes represented 72% and 71% of the Company’s consolidated revenue in fiscal 2010 and fiscal 2009, respectively. Sales of candy, beverages, food service, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 28% and 29% of consolidated revenue in fiscal 2010 and fiscal 2009, respectively.

DIVESTITURES

As discussed further in Note 2 to the Consolidated Financial Statements included in this Annual Report, in fiscal 2009 Trinity Springs, Inc. (“TSI”), a wholly owned subsidiary of the Company’s, completed the sale of its operating assets.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 15 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION — Wholesale Segment

Our Wholesale Segment is one of the largest distributing companies of its kind within the regions in which we operate. We do, however, have a number of both small and large wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core-Mark International (San Francisco, California), as well as regional wholesalers such as Eby-Brown LLP (Chicago, Illinois) and Farner-Bocken (Carroll, Iowa), along with a host of smaller grocery and tobacco wholesalers.

Competition within the industry is primarily based on the range and quality of the services provided, pricing, variety of products offered, and the reliability of deliveries. Our larger competitors principally compete on pricing and breadth of product offerings, while our smaller competitors focus on customer service and their delivery arrangements.

We believe our business model is uniquely positioned to compete with a wide range of competitors including national, regional, and local wholesalers. As the ninth (9th) largest convenience store distributor in the United States based on annual sales (according to Convenience Store News), our wholesale distribution business has sufficient economies of scale to offer competitive pricing as compared to national wholesalers, while our flexible distribution and support model allows us to provide a high level of customer service and customized merchandising solutions. The flexibility of our service offerings has proven particularly attractive to our small and mid-sized customers looking to expand.

COMPETITION — Retail Segment

Food supplement retailing is an intensely competitive business. We face competition from a variety of sales channels including local, regional, and national retailers, specialty supermarkets, membership clubs, farmers’ markets, and other natural foods stores, each of which competes with us on the basis of product selection, quality, customer service, and price.

The natural food retail industry is highly fragmented, with more than 12,000 stores operating independently or as part of small retail chains and more than 36,000 stores when national chains such as Whole Foods Markets, General Nutrition Centers (“GNC”), and Vitamin World are included. The increasing demand for natural products has fueled an expansion by national chains which continue to add new stores and complete acquisitions. Additionally, in recent years conventional supermarkets have begun offering natural food products adding an additional layer of competition.

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

GOVERNMENT REGULATION

The Company is subject to regulation by federal, state and local governmental agencies, including the U.S. Department of Agriculture, the U.S. Food and Drug Administration (“FDA”), the Occupational Safety and Health Administration (“OSHA”), and the U.S. Department of Transportation (“DOT”). These regulatory agencies generally impose standards for product quality and sanitation, workplace safety, and security and distribution policies.

The Company is also subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In recent years a number of states, as well as the federal government, have increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls and as a mechanism to discourage tobacco product use.

ENVIRONMENTAL MATTERS

All of the Company’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant in either fiscal 2010 or fiscal 2009.

EMPLOYEES

At September 2010, the Company had 674 full-time and 111 part-time employees, which together serve in the following areas:

Managerial	36
Administrative	87
Delivery	104
Sales & Marketing	277
Warehouse	281

Total Employees	785

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers. The current labor agreement with the union is effective through December 2011.

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

RISK FACTORS RELATED TO THE WHOLESALE BUSINESS

•	Regulation of Cigarette and Tobacco Products by the FDA May Negatively Impact Our Operations.

In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law which granted the FDA the authority to regulate the production, distribution, and marketing of tobacco products in the United States. Specifically, the legislation established an FDA office to regulate changes to nicotine yields, chemicals, flavors, ingredients, and the labeling used to produce and market tobacco products. The new FDA office is financed through user fees paid by tobacco companies, which is passed on to wholesale distributors and end consumers in the form of higher costs.

To date, most of the regulatory and compliance burden related to this legislation has fallen upon product manufacturers. However, if the FDA were to impose new regulations impacting wholesale distributors that we are not able to comply with, we could face remedial actions such as fines, suspension of product distribution rights, and/or termination of operations. Further, if the FDA were to issue product bans or product restrictions, our future revenue stream could materially decrease. If any of these items were to occur, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•	Our Sales Volume Is Largely Dependent upon the Distribution of and demand for Cigarette Products Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2010, approximately 72% of our consolidated revenues came from the distribution of cigarettes which generated approximately 27% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline. If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•	Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and/or fees have been imposed by both individual states and the federal government in recent years. Further, the new regulatory responsibilities of the FDA are being funded by fees imposed on tobacco companies. These fees have been passed on to wholesale distributors and end consumers in the form of higher prices for cigarette and tobacco products.

Increases in excise taxes and fees imposed by the FDA may reduce the long-term demand for cigarette and tobacco products and/or result in a sales shift from higher margin premium cigarette and tobacco products to lower margin deep-discount brands, while at the same time increasing the Company’s accounts receivable risk and inventory carrying costs. If any of these events were to occur, our results from operations, cash flow, liquidity position, and overall financial condition could be negatively impacted.

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

•	The Wholesale Distribution of Convenience Store Products Is Significantly Affected by Pricing Decisions and Promotional Programs Offered by Manufacturers.

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

•	Competition Within The Wholesale Distribution Industry May Have an Adverse Effect on Our Business.

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as our Company. Our Company’s principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to those offered by our Company. Some of our competitors have substantial financial resources and long-standing customer relationships. Heightened competition may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations, business, cash flow, and financial condition could suffer.

•	We Occasionally Purchase Cigarettes From Manufacturers Not Covered by The Tobacco Industry’s Master Settlement Agreement (“MSA”), Which May Expose Us to Certain Potential Liabilities and Financial Risks for Which We Are Not Indeminified.

In June 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health-care costs related to tobacco use. Subsequently, most other states sued the major U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants settled the first four of these cases with Mississippi, Florida, Texas and Minnesota by separate agreements. These states are referred to as non-MSA states. In November 1998, the major U.S. tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain U.S. territories. The MSA and the other state settlement agreements settled health-care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA resulted in the products sold by the participating manufacturers being priced at higher levels than the products sold by non-MSA manufacturers.

In order to limit our potential tobacco related liabilities, we try to limit our purchases of cigarettes from non-MSA manufacturers for sale in MSA states. The benefits of liability limitations and indemnities we are entitled to under the MSA do not apply to sales of cigarettes manufactured by non-MSA manufacturers. From time-to-time, however, we find it necessary to purchase a limited amount of cigarettes from non-MSA manufacturers. For example, during a transition period while integrating distribution operations from an acquisition we may need to purchase and distribute cigarettes manufactured by non-MSA manufacturers to satisfy the demands of customers of the acquired business. With respect to sales of such non-MSA cigarettes, we could be subject to litigation that could expose us to liabilities for which we would not be indemnified.

•	If the Tobacco Industry’s Master Settlement Agreement Is Invalidated, or Tobacco Manufacturers Cannot Meet Their Obligations to Indemnify Us, We Could Be Subject to Substantial Litigation Liability.

In connection with the MSA, we are indemnified by many of the tobacco product manufacturers from which we purchase cigarettes and other tobacco products for liabilities arising from the sale of the tobacco products that they supply to us. However, if litigation challenging the validity of the master settlement agreement were to be successful and all or part of the master settlement agreement is invalidated, we could be subject to substantial litigation due to the sales of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we continue to be indemnified by cigarette manufacturers that are parties to the master settlement agreement, future litigation awards against such cigarette manufacturers could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations. Our results of operations, business, cash flow, and overall financial condition could be negatively impacted due to increased litigation costs and potential adverse rulings against us.

•	We Face Competition From Sales of Deep-Discount Brands and Illicit and Other Low Priced Sales of Cigarettes.

Increased selling prices for cigarettes and higher cigarette taxes have resulted in the growth of deep-discount cigarette brands. Deep-discount brands are brands generally manufactured by companies that are not original participants to the MSA, and accordingly do not have cost structures burdened by master settlement agreement. Since the MSA was signed, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially. If this growth continues, our results of operations, business cash flows, and overall financial condition would be negatively impacted.

RISK FACTORS RELATED TO THE RETAIL BUSINESS

•	Increases in Retail Health Food Store Competition May Have an Adverse Effect on Our Business.

In the retail health food business, our primary competitors currently include national natural foods supermarkets, such as Whole Foods Market, specialty supermarkets, regional natural foods stores, small specialty stores, and restaurants. In addition, conventional supermarkets and mass market outlets also offer natural products. Some of these potential competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting, and selling their products. Increased competition may have a material adverse effect on our results of operations, business, cash flow, and financial condition as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

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

There is no assurance that quality natural and organic products including dietary supplements, fresh and processed foods and vitamins will be available to meet our future needs. If conventional supermarkets increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. Any significant disruption in the supply of quality natural and organic products could have a material adverse impact on our overall sales and product costs.

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

•	Periods of Significant or Prolonged Inflation or Deflation Affect our Product Costs and Profitability

Volatile product costs have a direct impact on our business. Prolonged periods of product cost inflation may have a negative impact on our profit margins and earnings to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, which may have a negative impact on our business and our profitability. In addition, product cost inflation may negatively impact consumer spending decisions, which could adversely impact our sales. Conversely, our business may be adversely impacted by periods of prolonged product cost deflation because we make a significant portion of our non-tobacco sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

•	Technology Dependence Could Have a Material Negative Impact on Our Business

Our ability to decrease costs and increase profits, as well as our ability to serve customers most effectively, depends on the reliability of our technology network. We use software and other technology systems, among other things, to generate and select orders, to load and route trucks and to monitor and manage our business on a day-to-day basis. Any disruption to these computer systems could adversely impact our customer service, decrease the volume of our business and result in increased costs. While the Company has invested and continues to invest in technology initiatives, these measures cannot fully insulate us from a disruption that could result in adverse effects on operations and profits.

•	Adverse Publicity About Us or Lack of Confidence in Our Products Could Negatively Impact Our Reputation and Reduce Earnings

Maintaining a good reputation and public confidence in the products we distribute is critical to our business. Anything that damages that reputation or the public’s confidence in our products, whether or not justified, including adverse publicity about the quality, safety or integrity of our products, could quickly and adversely affect our revenues and profits. In addition, such adverse publicity may result in product liability claims, a loss of reputation, and product recalls which would have a material adverse effect on our sales and operations.

•	Capital Needed for Expansion May Not Be Available.

The acquisition of other distributors, the opening of new retail stores, and the development of new production and distribution facilities requires significant amounts of capital. In the past, our growth has been funded primarily through proceeds from bank debt, private placements of equity and debt and internally generated cash flow. These and other sources of capital may not be available to us in the future, which could impair our ability to further expand our business.

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

Under our credit facility, we are required to maintain a minimum debt service ratio. Our ability to comply with this covenant may be affected by factors beyond our control. If we breach, or if our lender contends that we have breached this covenant or any other restrictions, it could result in an event of default under our revolving credit facility, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facility could terminate their commitments to make further extensions of credit under our revolving credit facility.

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

•	We Would Lose Business if Cigarette or Other Manufacturers That We Use Decide to Engage in Direct Distribution of Their Products.

In the past, some large manufacturers have decided to engage in direct distribution of their products and eliminate distributors such as our Company. If other manufacturers make similar product distribution decisions in the future, our revenues and profits would be adversely affected and there can be no assurance that we will be able to take action to compensate for such losses.

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

We depend on the continued services and performance of our senior management and other key personnel. While we maintain key person life insurance policies and have employment agreements with certain key personnel, the loss of service from any of our executive officers or key employees could harm our business.

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

In addition, at September 2010 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in December 2011. If we were not able to renew our future labor agreements on similar terms, we may be unable to recover labor cost increases through increased prices or may suffer business interruptions as a result of strikes or other work stoppages.

•	We Are Subject to Significant Governmental Regulation and If We Are Unable to Comply with Regulations That Affect Our Business or If There Are Substantial Changes in These Regulations, Our Business Could Be Adversely Affected.

As a distributor and retailer of food products, we are subject to regulation by the FDA. Our operations are also subject to regulation by OSHA, the Department of Transportation and other federal, state and local agencies. Each of these regulatory authorities have broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our results of operations, business, cash flow, and financial condition would be adversely affected.

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

The location and approximate square footage of the Company’s five distribution centers and fourteen retail stores at September 2010 are set forth below:

Location	Square Feet

Distribution — IL, MO, ND, NE & SD	487,000
Retail — FL, KS, MO, NE & OK	140,900

Total Square Footage	627,900

Our Quincy, Illinois; Bismarck, North Dakota; and Rapid City, South Dakota distribution facilities are owned by our Company, and are subject to first mortgages granted to Marshall & Ilsley Bank (“M&I”). The Company leases its remaining distribution facilities, retail stores, offices, and certain equipment under noncancellable operating and capital leases. Management believes that its existing facilities are adequate for the Company’s present level of operations, however, larger facilities and additional cross-dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position

Christopher H. Atayan	50	Chairman of the Board, Chief Executive Officer, Director
Kathleen M. Evans	63	President, Director
Andrew C. Plummer	36	Vice President, Chief Financial Officer, and Secretary
Eric J. Hinkefent	49	President of Chamberlin’s Market and Cafe and Akin’s Natural Foods Market

CHRISTOPHER H. ATAYAN has served as the Company’s Chairman of the Board since January 2008, its Chief Executive Officer since October 2006, and has been a director of the Company since 2004. From March 2006 to October 2006, he served the Company in various capacities including Vice Chairman and Chief Corporate Officer. Mr. Atayan is also a consultant to Draupnir LLC (the parent of Draupnir Capital, LLC), has served as the Senior Managing Director of Slusser Associates, a private equity and investment banking firm, since 1988, and has been engaged in private equity and investment banking since 1982.

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

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE Amex Equities (formerly the American Stock Exchange) under the trading symbol “DIT”. As of November 1, 2010, the closing stock price was $69.50 and there were 577,432 common shares outstanding. As of that date, the Company had approximately 780 common shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company’s common stock reported by NYSE Amex Equities for fiscal 2010 and 2009.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

4th Quarter	$62.00	$50.95	$63.63	$39.35
3rd Quarter	59.75	47.44	44.25	25.01
2nd Quarter	66.00	49.80	28.00	16.50
1st Quarter	78.00	58.26	24.50	14.00

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

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $416,779 or $0.72 per common share in fiscal 2010 and $228,242 or $0.40 per common share in fiscal 2009.

The Company has Series A and B Convertible Preferred Stock (“Convertible Preferred Stock”) outstanding at September 2010 which are not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on all series of Convertible Preferred Stock of $297,025 and $347,025 during fiscal 2010 and fiscal 2009, respectively. See Note 3 to Consolidated Financial Statements included in this Annual Report for further information regarding these securities.

REPURCHASE OF COMPANY SHARES

During fiscal 2010, the Company’s Board of Directors authorized a share repurchase program which provided for the repurchase of up to 50,000 shares of the Company’s common stock. The Company did not repurchase any shares of its common stock during either fiscal 2010 or fiscal 2009.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for our continuing operations for the twelve month periods ended September 2010 and September 2009.

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

Business Update — General

While the U.S. economy has showed modest signs of stabilization, consumer demand continues to face considerable headwinds. The national unemployment rate still stands at nearly 10% according to the U.S. Bureau of Labor Statistics, many real estate markets remain depressed, consumers are redirecting disposal income to reduce debt levels, and according to the Bureau of Economic Analysis, the personal savings rate has increased to approximately 6%, up from just 2% three years ago. Not surprisingly, consumers remain extremely price sensitive and value conscious.

Notwithstanding the above economic conditions, we have not experienced significantly lower demand in either of our business segments. As discussed further below, our businesses have remained more resilient than many other distribution and retail formats and have performed comparatively well given the challenging operating environment.

Forward looking, we believe that the ongoing economic malaise, increased regulatory pressures, and the potential for higher excise taxes and fuel prices could adversely affect our sales, gross margins, and operating profits. Additionally, the Company is evaluating what impact the new healthcare legislation might have on our businesses. Currently, the ultimate impact of this legislation remains uncertain. We are, however, confident that our conservative strategy of cost containment and maintaining maximum liquidity positions us well to capture market share, execute strategic acquisitions, open new retail stores, and ultimately reward our shareholders.

Business Update — Wholesale Segment

Convenience stores constitute the largest portion of our Wholesale Segment customer base. Despite depressed economic conditions, convenience store sales remain a vibrant and growing segment in retailing. According to the September 2010 issue of Convenience Distribution (a leading trade publication published by the American Wholesale Marketers Association), in-store sales for convenience stores increased 4.9% during the 2009 calendar year, totaling approximately $511.1 billion.

We believe a number of factors have contributed to the continued success of the convenience store channel. The number one service characteristic provided by convenience stores is speed. According to research conducted by National Association of Convenience Stores (“NACS”), the average time it takes consumers to purchase an item in a convenience store and depart is between 3 and 4 minutes. With over 144,000 locations at the end of the 2009 calendar year, convenience stores outnumbered all other competing sales channels (supermarkets, drug stores, tobacco outlets, and mass merchant/dollar stores) combined, and have become a destination of choice for time-starved customers. Additionally, because convenience stores dominate a number of product categories, they have become an unavoidable part of day-to-day life for many Americans. For example, during the 2009 calendar year convenience stores accounted for approximately 80% of all fuel sales, 64% of all cigarette sales, and 93% of all cold beer sales. Further, NACS estimates that three out of four American adults drink coffee on a regular basis, creating a significant source of potential repeat traffic for convenience stores. Our Company does not sell fuel or beer, however, cigarettes, food, and other beverages (i.e. coffee) represent some of our best selling product categories and benefit from the high traffic generated by convenience stores.

While the convenience store channel continues to prosper, a number of significant trends and challenges exist for the wholesale distributors who serve them.

Industry consolidation — Economies of scale for both convenience stores and wholesale distributors are rapidly becoming a necessary ingredient to a company’s ability to compete successfully. Accordingly, both wholesale distributors and convenience stores are consolidating. While this creates opportunities for our Company to acquire smaller competitors, we also face a greater risk that our customers may be acquired by convenience store chains not serviced by us.

Demand for cigarettes — The sale of cigarettes represent approximately 36% of in-store sales for convenience stores according to NACS and represented approximately 72% of our consolidated revenue during fiscal 2010. The demand for cigarettes has been decreasing since the 1980’s due to a general decline in the number of smokers in the United States and the impact of legislative actions such as smoking bans and higher state and federal excise taxes.

Additionally, during fiscal 2009 the manufacturing, distribution, marketing, and sale of cigarette and tobacco products was placed under the authority of the FDA. To date, the regulatory actions undertaken by the FDA have been primarily targeted at cigarette manufacturers and retailers. However, future regulatory actions by the FDA could further depress consumer demand for tobacco products. Based on these factors, we believe the demand for cigarettes will continue to decline.

Food Service — In an effort to replace declining cigarette revenues and to counter increased competition from other retail formats, the convenience store industry has been remaking itself in recent years, placing a bigger emphasis on food service. The emphasis on quick-service, restaurant styled offerings such as on-the-go meals, bundled value meal concepts, and expanded beverage and coffee bars, have proven effective in many markets and will be an important category for convenience stores going forward.

Technology — Convenience stores increasingly are relying on technology to manage their business and to effectively compete with other distributors. Capabilities such as inventory scanning, electronic price books, sku rationalization, category management, maximizing manufacturer promotions, and access to robust management reporting are becoming competitive differentiators.

While the convenience store industry is undergoing a number of structural changes (i.e. consolidation, diversifying away from tobacco products, increasing reliance on technology etc.), we believe this retailing channel will remain attractive into the foreseeable future given its established footprint. During the past several years we have proactively implemented initiatives specifically aimed at assisting our customers transition through these structural shifts. We also believe these same structural changes will create additional opportunities for us to acquire smaller distributors who lack the expertise or resources to offer these expanded services to their convenience stores customers.

Business Update — Retail Segment

The retail health food industry has grown significantly over the past decade as the demand for non-processed natural products (pesticide-free, hormone-free, and non-genetically modified) has grown. According to the June 2010 issue of The Natural Foods Merchandiser (“NFM”), sales for all types of natural products grew to approximately $61.1 billion during the 2009 calendar year. NFM estimates that approximately 44% of these sales were made through independent natural food retailers such as our retail stores, 36% through conventional mass market retailers, and 20% through all other retail channels (internet, mail order, multi-level marketing etc.).

We believe a number of key factors have influenced the demand for natural products including:

•	heightened awareness about the role that food and nutrition play in long-term health,

•	increasing concerns over food safety due to the presence of pesticide residues, growth hormones, and artificial ingredients found in foods purchased through traditional retail outlets,

•	growing focus on the impact of chemical additives included in consumer products such as household cleaning agents,

•	the impact of chemicals used in consumer goods on the environment, particularly the potential for water and soil contamination, and

•	an aging population with a desire to maintain good health and a high quality of life.

The depth of the economic meltdown over the past several years has tested the natural products industry, which is characterized by higher price points and niche specialty products. As reported by NFM, however, the industry not only survived but managed to grow, recording overall sales growth of 3.4% for the 2009 calendar year. In fact, certain natural food product categories such as packaged grocery, produce, and vitamins enjoyed double digit sales growth during the 2009 calendar year, benefiting from a shift in household budgets from dining-out to dining-in, and the overall desire to maintain good health.

While natural foods remain one of the fastest growing categories in food retailing, the severity of the economic downturn, particularly in Florida, has slowed sales growth for our retail stores. We believe a loyal customer following and their commitment to healthy lifestyles and environmental sustainability have helped us maintain a strong and profitable business. Both Chamberlin’s Market & Café and Akin’s Natural Foods Market have had a local market presence for over 75 years affording them tremendous brand recognition in the area of natural products.

Despite slowing sales, during fiscal 2010 we were able to improve our gross margins, control operating expenses, and increase operating income as compared to fiscal 2009. During fiscal 2010, many conventional supermarkets reduced the fringe product categories they carried, including natural products. This inventory stocking change by supermarkets allowed us to obtain improved pricing from our suppliers and increase gross margins.

Forward looking, we will continue to face a highly competitive environment based on the expansion of both regional and national chains. Notwithstanding these challenges, we believe our health food stores continue to offer a unique value proposition, carrying product lines not readily found in other stores and coupled with highly trained store associates who are passionate about the products we offer. As the economy recovers and consumer confidence improves, we believe consumer preferences towards natural products will increase. We believe that these considerations, combined with aging demographics, will make our retail health foods stores an attractive portion of our overall business into the future.

SIGNIFICANT EVENTS IN FISCAL 2010

During fiscal 2010, the Company:

•	acquired Discount Distributors, a wholesale distributor to convenience stores with annual sales totaling approximately $59.6 million.

•	opened a new Akin’s Natural Foods Market store in the Tulsa, Oklahoma market.

•	reduced total borrowings on our credit facility by over $4.0 million, while still funding the Discount Distributors acquisition and adding a new retail store location.

•	increased income from continuing operations after income taxes to approximately $9.0 million.

•	increased fully diluted earnings per common share from continuing operations by $1.12, or 10.3%, as compared to fiscal 2009.

•	increased annual dividends paid to common shares holders to $0.72 per share, an 80% increase over fiscal 2009.

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2010 and 2009:

	Fiscal Years
	2010	2009

Sales	100.0%	100.0%
Cost of sales	92.9	92.5

Gross profit	7.1	7.5
Selling, general and administrative expenses	5.4	5.7
Depreciation and amortization	0.2	0.1

Operating income	1.5	1.7
Interest expense	0.1	0.2

Income from continuing operations before income taxes	1.4	1.5
Income tax expense	0.5	0.6

Income from continuing operations	0.9	0.9
Income from discontinued operations, net of tax	—	0.5

Net income	0.9	1.4
Preferred stock dividend requirements	—	—

Net income available to common shareholders	0.9%	1.4%

	Fiscal Years		Incr
(In millions)	2010	2009	(Decr)/2/	% Change/2/

CONSOLIDATED:
Sales/1/	$1,010.5	$907.9	$102.6	11.3%
Cost of Sales	938.8	839.8	99.0	11.8
Gross profit	71.7	68.1	3.6	5.2
Gross profit percentage	7.1%	7.5%
Operating expense	56.2	52.8	3.4	6.5
Operating income	15.5	15.4	0.1	0.9
Interest expense	1.5	1.6	(0.1)	(7.5)
Income tax expense	5.1	5.4	(0.2)	(4.2)
Income from continuing operations	9.0	8.5	0.5	5.6
BUSINESS SEGMENTS:
Wholesale
Sales/1/	973.8	871.3	102.4	11.8
Gross profit	55.6	52.8	2.8	5.3
Gross profit percentage	5.7%	6.1%
Retail
Sales	36.8	36.6	0.2	0.4
Gross profit	16.1	15.3	0.8	5.2
Gross profit percentage	43.8%	41.8%

/1/	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $15.7 million in fiscal 2010 and $15.8 million in fiscal 2009.

/2/	Amounts calculated based on actual change in the Consolidated Statement of Operations.

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

SALES — Fiscal 2010 vs. Fiscal 2009 (Continuing Operations)

Sales in our Wholesale Segment increased $102.4 million during fiscal 2010 as compared to fiscal 2009. Significant items impacting sales during fiscal 2010 included the following:

•	$54.6 million increase related to our expansion into Northwest Arkansas with the Discount Distributors acquisition.

•	$64.4 million increase due to cigarette price increases implemented by manufacturers.

•	$23.1 million decrease, primarily related to a reduction in the volume of cigarette cartons sold.

•	$6.5 million increase in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).

Sales in our Retail Segment increased approximately $0.2 million during fiscal 2010 as compared to fiscal 2009. This increase was primarily related to the addition of our new retail store in Tulsa, Oklahoma during fiscal 2010.

GROSS PROFIT — Fiscal 2010 vs. Fiscal 2009 (Continuing Operations)

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

Gross profit in our Wholesale Segment increased $2.8 million in fiscal 2010 as compared to fiscal 2009. During fiscal 2010, our gross margins benefited by $2.5 million due to the gross profit generated by the Discount Distributors acquisition, $3.0 million due to improved gross margins in our cigarette and tobacco categories, and $0.4 million due to changes in sales volume and promotional allowances. These increases in gross margins were partially offset by $3.1 million decrease in gross margins attributable to the benefit of tobacco price increases recognized during the prior fiscal year.

Gross profit for the Retail Segment increased $0.8 million in fiscal 2010 as compared to fiscal 2009. This increase was primarily related to improved gross margins and the addition of our new retail store in Tulsa, Oklahoma.

OPERATING EXPENSE — Fiscal 2010 vs. Fiscal 2009 (Continuing Operations)

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

Operating expenses increased approximately $3.4 million in fiscal 2010 as compared to fiscal 2009. Of this increase, approximately $1.6 million was attributable to operating costs incurred servicing our new business in Northwest Arkansas, $0.3 million related to an increase in bad debt expense, $0.5 million related to higher depreciation and amortization expense, $0.4 million related to higher fuel costs, $0.4 million related to our new retail store in Tulsa, Oklahoma, and $0.2 million related to an increase in other operating costs.

INTEREST EXPENSE — Fiscal 2010 vs. Fiscal 2009 (Continuing Operations)

Fiscal 2010 interest expense decreased $0.1 million as compared to fiscal 2009. This change was principally related to lower interest rates and average borrowings on the Company’s credit facility. In fiscal 2010, the Company’s average interest rates and average borrowings on its revolving credit facility were 0.28% and $0.6 million lower, respectively, as compared to fiscal 2009.

DISCONTINUED OPERATIONS (Fiscal 2010 vs. Fiscal 2009)

During fiscal 2009, Trinity Springs, Inc. (“TSI”), a wholly owned subsidiary of the Company, and Crystal Paradise Holdings, Inc. (“CPH”) completed a transaction in which CPH exchanged a $5.0 million note receivable plus $0.1 million in accrued interest due from TSI, for the operating assets of TSI. The Company recorded a $4.7 million pre-tax gain ($3.0 million after tax) in conjunction with the transaction, which included the recognition of a $1.5 million deferred gain attributable to a previously executed Mutual Release and Settlement Agreement between the Company, TSI, and CPH. The $4.7 million gain has been reflected in the Statement of Operations as a component of discontinued operations.

Simultaneous with the closing of the CPH transaction discussed above, the Company fully settled and satisfied $2.7 million in related party notes payable plus $0.8 million in accrued interest due from TSI, in exchange for cash payments of approximately $0.8 million. The Company recorded a $2.7 million pre-tax gain ($1.7 million after tax) related to this transaction, which has been reflected in the Statements of Operations as a component of discontinued operations.

A summary of discontinued operations is as follows (dollars in millions):

	Year Ended
	September
	2010	2009

Operating loss	$—	$(0.1)
Interest expense	—	(0.2)
Gain on asset disposal and debt settlement	—	7.4
Income tax expense	—	2.6
Gain from discontinued operations	—	4.5

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

•	General. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•	Operating Activities. During fiscal 2010, the Company generated cash of approximately $10.4 million from operating activities. The cash generated resulted from higher overall earnings, a reduction in inventory and an increase in accounts payable. These items were partially offset by an increase in prepaid and other current assets and a decrease in income taxes payable.

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

•	Investing Activities. The Company used approximately $4.9 million of cash during fiscal 2010 for investing activities, primarily related to capital expenditures for property and equipment and the acquisition of Discount Distributors.

•	Financing Activities. The Company used cash of $5.4 million for financing activities during fiscal 2010. Of this amount, $4.0 million related to net payments on the Company’s credit facility, and $0.9 million related to payments on long-term debt, and $0.7 million related to dividends on the Company’s common and preferred stock. Offsetting these items was $0.2 million related to the exercise of stock options.

•	Cash on Hand/Working Capital. At September 2010, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of $39.1 million. This compares to cash on hand of $0.3 million and working capital of $35.7 million at September 2009.

CREDIT AGREEMENT

The Company has a credit agreement (the “Facility”) with Bank of America, which includes the following significant terms:

•	A January 1, 2012 maturity date and a $55.0 million revolving credit limit.

•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.

•	The Facility provides for an additional $5.0 million of credit available for certain inventory purchases. These advances bear interest at the bank’s prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

•	Lending limits that are subject to accounts receivable and inventory limitations.

•	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•	Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

•	The Facility includes a prepayment penalty equal to one-half of one percent (1/2%) of the original maximum loan limit ($60.4 million) if the Company prepays the entire Facility or terminates the credit agreement on or before January 1, 2011.

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at September 2010.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2010 was $52.6 million, of which $18.8 million was outstanding, leaving $33.8 million available.

At September 2010, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.96% at September 2010.

During fiscal 2010, our peak borrowings under the Facility were $39.6 million and our average borrowings and average availability were $30.7 million and $21.3 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2010. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Redemption of Series C Convertible Preferred Stock

During fiscal 2009, the holder of the Company’s Series C Convertible Preferred Stock redeemed all 80,000 shares of the issuance. The Series C issuance had been outstanding since 2006, paid a dividend of 6.00% per annum, and was convertible into 146,842 shares of common stock. The Company paid the liquidation value, or $2.0 million, plus accumulated and unpaid dividends to fully redeem all of the outstanding shares. The redemption was funded by our credit facility and satisfied all of the Company’s obligations under the Series C Convertible Preferred Stock Agreement.

Dividends Payments

The Company paid cash dividends of $416,779 or $0.72 per common share in fiscal 2010 and $228,242 or $0.40 per common share in fiscal 2009. The Company also paid cash dividends on its convertible preferred stock of $297,025 and $347,025 in fiscal 2010 and fiscal 2009, respectively.

Other

The Company has several capital leases for office and warehouse equipment. At September 2010, the outstanding balances on the capital leases totaled approximately $0.1 million.

The Company has issued a letter of credit for $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2010.

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

Depreciation, Amortization and Impairment of Long-Lived Assets

Long-lived assets consist primarily of fixed assets and intangible assets that were acquired in business combinations. Fixed assets and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Goodwill is not amortized. Impairment of segment reporting units is measured in the Company’s fourth fiscal quarter. The reporting units are valued using after-tax cash flows from operations (less capital expenditures) discounted to present value. The Company recorded no impairment charges in either fiscal 2010 or fiscal 2009.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is currently evaluating the impact of implementing the following new accounting standards:

FASB ASU 2010-20 (“Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses”) – requires additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications. This pronouncement is effective for interim and annual reporting periods beginning on or after December 15, 2010 (fiscal 2011 for the Company).

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•	increases in state and federal excise taxes on cigarette and tobacco products, including recent increases in federal excise taxes imposed in connection with the State Children’s Health Insurance Program (“SCHIP”) law,

•	regulation of cigarette and tobacco products by the FDA, in addition to existing state and federal regulations by other agencies,

•	potential bans imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	decreased availability of capital resources

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	new business ventures or acquisitions,

•	domestic regulatory and legislative risks,

•	competition,

•	poor weather conditions,

•	increases in fuel prices,

•	consolidation trends within the convenience store industry,

•	other risks over which the Company has little or no control, and any other factors not identified herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness on the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCON Distributing Company and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years ended September 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/  McGLADREY & PULLEN LLP

Omaha, Nebraska
November 8, 2010

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009

ASSETS
Current assets:
Cash	$356,735	$309,914
Accounts receivable, less allowance for doubtful accounts of $1.6 million and $0.9 million in 2010 and 2009, respectively	27,903,689	28,393,198
Inventories, net	35,005,957	34,486,027
Deferred income taxes	1,905,974	1,701,568
Prepaid and other current assets	3,013,485	1,728,576

Total current assets	68,185,840	66,619,283
Property and equipment, net	11,855,669	11,256,627
Goodwill	6,149,168	5,848,808
Other intangible assets, net	4,807,644	3,373,269
Other assets	1,069,050	1,026,395

	$92,067,371	$88,124,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,656,257	$15,222,689
Accrued expenses	6,007,900	6,768,924
Accrued wages, salaries and bonuses	3,161,817	3,257,832
Income taxes payable	2,366,667	3,984,258
Current maturities of credit facility	—	177,867
Current maturities of long-term debt	893,291	1,470,445

Total current liabilities	29,085,932	30,882,015

Credit facility, less current maturities	18,816,709	22,655,861
Deferred income taxes	1,075,861	1,256,713
Long-term debt, less current maturities	5,226,586	5,066,185
Other long-term liabilities	587,479	—
Series A cumulative, convertible preferred stock, $.01 par value 100,000 authorized and issued, liquidation preference $25.00 per share	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 authorized and issued, liquidation preference $25.00 per share	2,000,000	2,000,000
Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 180,000 shares outstanding and issued in Series A and B at September 2010 and 2009	—	—
Common stock, $0.01 par value, 3,000,000 shares authorized, 577,432 shares outstanding at September 2010 and 573,232 shares outstanding at September 2009	5,774	5,732
Additional paid-in capital	8,376,640	7,617,494
Retained earnings	24,392,390	16,140,382

Total shareholders’ equity	32,774,804	23,763,608

	$92,067,371	$88,124,382

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2010	2009

Sales (including excise taxes of $335.8 million and $263.7 million, respectively)	$1,010,538,035	$907,953,044
Cost of sales	938,830,204	839,813,225

Gross profit	71,707,831	68,139,819

Selling, general and administrative expenses	54,445,189	51,539,775
Depreciation and amortization	1,736,817	1,216,089

	56,182,006	52,755,864

Operating income	15,525,825	15,383,955
Other expense (income):
Interest expense	1,504,899	1,627,373
Other (income), net	(85,886)	(104,259)

	1,419,013	1,523,114

Income from continuing operations before income tax expense	14,106,812	13,860,841
Income tax expense	5,141,000	5,367,000

Income from continuing operations	8,965,812	8,493,841
Discontinued operations (Note 2)
Gain on asset disposal and debt settlement, net of income tax expense of $2.7 million	—	4,666,264
Loss from discontinued operations, net of income tax benefit of $0.1 million	—	(186,370)

Income on discontinued operations	—	4,479,894

Net income	8,965,812	12,973,735
Preferred stock dividend requirements	(297,025)	(568,653)

Net income available to common shareholders	$8,668,787	$12,405,082

Basic earnings per share available to common shareholders:
Continuing operations	$15.36	$14.45
Discontinued operations	—	8.16

Net basic earnings per share available to common shareholders	$15.36	$22.61

Diluted earnings per share available to common shareholders:
Continuing operations	$11.99	$10.87
Discontinued operations	—	5.74

Net diluted earnings per share available to common shareholders	$11.99	$16.61

Weighted average shares outstanding:
Basic	564,355	548,616
Diluted	747,862	781,265

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, September 30, 2008	570,397	$5,704	$6,995,948	$3,963,542	$10,965,194
Dividends on common stock, $0.40 per share	—	—	—	(228,242)	(228,242)
Dividends on convertible preferred stock	—	—	—	(568,653)	(568,653)
Compensation expense on equity-based awards	—	—	531,600	—	531,600
Issuance of stock in connection with stock-based incentive plans	2,835	28	87,701	—	87,729
Net excess tax benefit on equity-based awards	—	—	2,245	—	2,245
Net income	—	—	—	12,973,735	12,973,735

Balance, September 30, 2009	573,232	5,732	7,617,494	16,140,382	23,763,608
Dividends on common stock, $0.72 per share	—	—	—	(416,779)	(416,779)
Dividends on convertible preferred stock	—	—	—	(297,025)	(297,025)
Compensation expense on equity-based awards	—	—	486,294	—	486,294
Issuance of stock in connection with stock-based incentive plans	4,200	42	131,711	—	131,753
Net excess tax benefit on equity-based awards	—	—	141,141	—	141,141
Net income	—	—	—	8,965,812	8,965,812

Balance, September 30, 2010	577,432	$5,774	$8,376,640	$24,392,390	$32,774,804

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,965,812	$12,973,735
Deduct: Income from discontinued operations, net of tax	—	4,479,894

Income from continuing operations	8,965,812	8,493,841
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation	1,459,156	1,216,089
Amortization	277,661	—
(Gain) loss on sale of property and equipment	(32,996)	24,915
Stock based compensation	486,294	531,600
Net excess tax benefit on equity-based awards	(141,141)	(2,245)
Deferred income taxes	(385,258)	1,049,925
Provision for losses on doubtful accounts	686,426	124,574
Provision for (recoveries) losses on inventory obsolescence	(74,083)	299,155
Other	75,083	—
Changes in assets and liabilities:
Accounts receivable	(196,917)	(1,319,358)
Inventories	1,535,651	2,545,787
Prepaid and other current assets	(1,289,549)	1,791,074
Other assets	(42,655)	96,857
Accounts payable	1,395,362	(80,446)
Accrued expenses and accrued wages, salaries and bonuses	(857,039)	2,113,154
Income taxes payable	(1,476,450)	3,673,482

Net cash flows from operating activities — continuing operations	10,385,357	20,558,404
Net cash flows from operating activities — discontinued operations	—	(2,673,712)

Net cash flows from operating activities	10,385,357	17,884,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,920,655)	(1,673,432)
Proceeds from sales of property and equipment	71,606	107,255
Acquisition	(3,099,836)	—

Net cash flows from investing activities	(4,948,885)	(1,566,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on bank credit agreements	(4,017,019)	(12,367,277)
Principal payments on long-term debt	(931,722)	(788,712)
Proceeds from exercise of stock options	131,753	87,729
Net excess tax benefit on equity-based awards	141,141	2,245
Redemption of Series C convertible preferred stock	—	(2,000,000)
Dividends paid on convertible preferred stock	(297,025)	(347,025)
Dividends on common stock	(416,779)	(228,242)

Net cash flows from financing activities — continuing operations	(5,389,651)	(15,641,282)
Net cash flows from financing activities — discontinued operations	—	(825,000)

Net cash flow from financing activities	(5,389,651)	(16,466,282)

Net change in cash	46,821	(147,767)
Cash, beginning of year	309,914	457,681

Cash, end of year	$356,735	$309,914

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Years
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,506,661	$1,719,895
Cash paid during the year for income taxes	7,002,708	3,249,594
Supplemental disclosure of non-cash information:
Acquisition of equipment through capital leases	$14,969	$12,333
Equipment acquisitions classified as accounts payable	38,206	11,580
Constructive dividends on Series A, B and C Convertible Preferred Stock	—	221,628
Business acquisition (see Note 2):
Inventory	$1,981,498	$—
Property and equipment	122,978	—
Customer relationships intangible asset	1,620,000	—
Goodwill	300,360	—
Note payable	500,000	—
Contingent consideration	425,000	—
TSI disposition — discontinued operations:
Property and equipment, net	$—	$(2,032,047)
Accrued expenses	—	(925,452)
Long-term debt	—	(6,945,548)
Deferred gain on CPH settlement	—	(1,542,312)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

AMCON also operates six retail health food stores in Florida under the name Chamberlin’s Market & Café (“Chamberlin’s”) and eight in the Midwest under the name Akin’s Natural Foods Market (“Akin’s”). These stores carry natural supplements, groceries, health and beauty care products and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon cigarette sales which represented approximately 72% of revenue and 27% of gross profit in fiscal 2010 and 71% of revenue and 27% of gross profit in fiscal 2009.

(b) Accounting Period:

The Company’s fiscal year ends on September 30 and the fiscal years ended September 30, 2010 and September 30, 2009 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2010 and fiscal 2009 totaled approximately $1.1 million and $1.2 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 8). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

(f) Inventories:

Inventories consisted of finished goods at September 2010 and 2009 and are stated at the lower of cost, determined on a FIFO basis, or market. The wholesale distribution and retail health food segment inventories consist of finished

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods include total reserves of approximately $0.8 million and $0.9 million at September 2010 and September 2009, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September	September
	2010	2009

Prepaid expenses	$0.7	$1.0
Prepaid inventory	2.3	0.7

	$3.0	$1.7

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

(i) Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets are reviewed annually during our fourth fiscal quarter for impairment and are reported at the lower of the carrying amount or fair value less the cost to sell. The Company recorded no impairment charges in either fiscal 2010 or fiscal 2009.

(j) Goodwill, Intangible and Other Assets:

Our goodwill consists of the excess purchase price paid in business combinations over the fair value of assets acquired. Our intangible assets consist of trademarks, tradenames, and customer relationships assumed in acquisitions. Goodwill, trademarks, and tradenames are considered to have indefinite lives.

The Company employs the non-amortization approach to account for purchased goodwill and intangible assets having indefinite useful lives. Under the non-amortization approach, goodwill and intangible assets having indefinite useful lives are not amortized into the results of operations, but instead are reviewed annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. The Company performs its annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth fiscal quarter of each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company tests goodwill impairment at a reporting unit level using the two-step impairment test method. The Company’s primary reporting units tested for impairment are Akin’s, Chamberlin’s, and the Springfield, MO and Quincy, IL divisions of our Wholesale Segment. Both Akin’s and Chamberlin’s are components of our Retail Segment. The first step of our goodwill impairment testing compares the carrying value of a reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference in that period.

Non-amortized indefinite-lived assets are tested for impairment by comparing the carrying value of the Company’s assets to their estimated fair value. The Company estimates the fair value of these assets using a discounted cash flow methodology. If the assets are determined to be impaired, their carrying value is reduced to their fair value and an impairment loss is recorded in that period.

We arrive at our estimates of fair value using a discounted cash flow methodology which requires us to estimate the future cash flows anticipated to be generated by particular assets and to select a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results. The Company has not made any material changes in its impairment assessment methodology during the past two fiscal years and we do not believe the estimates used in our current methodology are likely to change materially in the foreseeable future. However, we regularly assess these estimates based on the performance of our reporting units. There were no impairments of goodwill or indefinite-lived intangibles assets identified during either fiscal 2010 or fiscal 2009.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment at least annually or whenever events or circumstances change which may indicate that the carrying amount of the assets may not be recoverable. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating the elements of property, plant and equipment. If impaired, the related asset is written down to its fair value. There were no impairments of identifiable intangible assets with finite lives identified during fiscal 2010 or fiscal 2009.

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

(l) Revenue Recognition:

AMCON recognizes revenue when title passes to our customers. In our Wholesale Segment, this occurs when products are delivered to customers (which generally is the same day products are shipped) and in our retail health food segment when products are sold to consumers. Sales are shown net of returns and discounts.

(m) Insurance:

The Company’s workers’ compensation, general liability, and employee-related health care benefits are provided through high-deductible or self-insurance programs. As a result, the Company accrues for its workers’ compensation and general liability based upon a claim reserve analysis. The Company has issued a letter of credit in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $0.4 million to its workers’ compensation insurance carrier as part of its loss control program. The reserve for incurred, but not reported, employee health care benefits is based on approximately one month of claims, calculated using the Company’s historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

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

(s) Recently Issued Accounting Standards:

The Company is currently evaluating the impact of implementing the following new accounting standards:

FASB ASU 2010-20 (“Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses”) – requires additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications. This pronouncement is effective for interim and annual reporting periods beginning on or after December 15, 2010 (fiscal 2011 for the Company).

FASB ASC 860 (“Accounting for Transfers of Financial Assets”) – requires additional disclosures regarding the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities. This pronouncement is effective for fiscal years beginning after November 15, 2009 (fiscal 2011 for the Company).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACQUISITION

During fiscal 2010, the Company acquired the convenience store distribution assets of Discount Distributors from its parent Harps Food Stores, Inc. (“Harps”). Discount Distributors was a wholesale distributor to convenience stores in Arkansas, Oklahoma, and Missouri with annual sales of approximately $59.6 million. The Company paid $3.1 million cash, issued a $0.5 million note payable in quarterly installments over two years, and could pay an additional $1.0 million in contingent consideration for certain fixed assets, inventory, and customer lists of Discount Distributors. The contingent consideration is based on achieving predetermined two-year revenue targets. This transaction was funded through the Company’s existing credit facility. No significant liabilities were assumed in connection with the transaction and the costs incurred to effect the acquisition were not significant and were expensed as incurred. The acquisition expands the Company’s strategic footprint in the southern portion of the United States and enhances our ability to service customers in that region.

The following table summarizes the consideration paid for the acquired assets and their related acquisition date fair values. The fair value of the assets acquired have been measured in accordance with ASC 805 “Business Combinations.” In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology. The purchase price allocation reflects various preliminary estimates and analyses and is subject to change during the measurement period (generally one year from the acquisition date). The acquired assets are reported as a component of our Wholesale Segment.

Amount
Total Consideration	(In millions)

Cash	$3.1
Note payable	0.5
Fair value of contingent consideration	0.4

Fair value of consideration transferred	$4.0

		Weighted
		Average
	Amount	Amortization
Recognized Amounts of Identifiable Assets Acquired	(In millions)	Period

Inventory	$2.0	—
Property and equipment	0.1	5 years
Identifiable intangible assets:
Customer relationships	1.6	8 years

Total identifiable net assets	3.7
Goodwill	0.3

Total identifiable assets and goodwill	$4.0

The Company has estimated that the undiscounted payments required under the contingent consideration arrangement will approximate $0.7 million ($0.4 million fair value). The $0.3 million of goodwill arising from the acquisition primarily represents synergies and economies of scale generated through reductions in selling, general,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and administrative expenses. This goodwill has been assigned to the Company’s Wholesale Segment and is expected to be deductible for tax purposes. No measurement adjustments related to this transaction were recorded during fiscal 2010.

The following table sets forth the unaudited actual revenue and earnings included in the Company’s statement of operations related to the acquisition and the pro forma revenue and earnings of the combined entity if the acquisition had occurred as of the beginning of the Company’s prior fiscal year. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisition occurred at that time.

	Twelve Months Ended
	September
(In millions)	2010	2009

Revenue — Actual Results	$54.6	$—
Revenue — Supplemental pro forma results	$59.6	$57.0
Net Income — Actual Results	$0.4	$—
Net Income — Supplemental pro forma results	$0.4	$0.4

DISPOSITIONS — DISCONTINUED OPERATIONS

During fiscal 2009, Trinity Springs, Inc. (“TSI”), a wholly owned subsidiary of the Company, and Crystal Paradise Holdings, Inc. (“CPH”) completed a transaction in which CPH exchanged a $5.0 million note receivable plus $0.1 million in accrued interest due from TSI, for the operating assets of TSI. The Company recorded a $4.7 million pre-tax gain ($3.0 million after tax) in conjunction with the transaction, which included the recognition of a $1.5 million deferred gain attributable to a previously executed Mutual Release and Settlement Agreement between the Company, TSI, and CPH. The $4.7 million gain has been reflected in the Statement of Operations as a component of discontinued operations.

Simultaneous with the closing of the CPH transaction discussed above, the Company fully settled and satisfied $2.7 million in related party notes payable plus $0.8 million in accrued interest due from TSI, in exchange for cash payments of approximately $0.8 million. The Company recorded a $2.7 million pre-tax gain ($1.7 million after tax) related to this transaction, which has been reflected in the Statements of Operations as a component of discontinued operations.

A summary of discontinued operations is as follows (dollars in millions):

	Year Ended
	September
	2010	2009

Operating loss	$—	$(0.1)
Interest expense	—	(0.2)
Gain on asset disposal and debt settlement	—	7.4
Income tax expense	—	2.6
Gain from discontinued operations	—	4.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	CONVERTIBLE PREFERRED STOCK:

The Company had two series of convertible preferred stock outstanding at September 2010 as identified in the following table:

	Series A	Series B

Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$2,000,000
Number of shares:	100,000	80,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	81,136
Dividend rate:	6.785%	6.37%

The Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”), (collectively, the “Preferred Stock”), are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of preferred shares being converted multiplied by a fraction equal to $25.00 divided by the conversion price. The conversion prices for the Preferred Stock are subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Common Stock. Cumulative dividends for the Preferred Stock are payable in arrears, when, and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year.

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

During fiscal 2009, the holder of the Company’s Series C Convertible Preferred Stock redeemed all 80,000 shares of the issuance. The Series C issuance had been outstanding since 2006, paid a dividend of 6.00% per annum, and was convertible into 146,842 shares of common stock. The Company paid the liquidation value, or $2.0 million, plus accumulated and unpaid dividends to fully redeem all of the outstanding shares. The redemption was funded through borrowings on our credit facility and satisfied all of the Company’s obligations under the Series C Convertible Preferred Stock Agreement.

4.	EARNINGS PER SHARE:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no anti-dilutive stock options or potential common stock options at September 2010. Anti-dilutive stock options and potential common stock outstanding at September 2009 were excluded from the computation of diluted earnings per share. Such anti-dilutive potential common shares totaled 1,956 and had an average exercise price of $34.50.

	For Fiscal Years
	2010	2009
	Basic	Basic

Weighted average number of shares outstanding	564,355	548,616

Income from continuing operations	$8,965,812	$8,493,841
Deduct: convertible preferred stock dividends	(297,025)	(568,653)

	$8,668,787	$7,925,188

Income from discontinued operations	$—	$4,479,894

Net income available to common shareholders	$8,668,787	$12,405,082

Income per share from continuing operations	$15.36	$14.45
Income per share from discontinued operations	—	8.16

Net earnings per share available to common shareholders	$15.36	$22.61

	2010	2009
	Diluted	Diluted

Weighted average common shares outstanding	564,355	548,616
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock/1/	183,507	232,649

Weighted average number of shares outstanding	747,862	781,265

Income from continuing operations	$8,965,812	$8,493,841
Deduct: convertible preferred stock dividends/2/	—	—

	$8,965,812	$8,493,841

Income from discontinued operations	$—	$4,479,894

Net income available to common shareholders	$8,965,812	$12,973,735

Income per share from continuing operations	$11.99	$10.87
Income per share from discontinued operations	—	5.74

Net earnings per share available to common shareholders	$11.99	$16.61

/1/	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

/2/	Diluted earnings per share calculation excludes dividend payments for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2010 and 2009 consisted of the following:

	2010	2009

Land	$648,818	$648,818
Buildings and improvements	9,148,547	9,133,476
Warehouse equipment	7,991,655	7,104,959
Furniture, fixtures and leasehold improvements	8,092,452	7,179,610
Vehicles	1,707,185	1,648,496
Capital equipment leases	396,269	381,300
Construction in progress	151,027	536,499

	28,135,953	26,633,158
Less accumulated depreciation and amortization:
Owned buildings and equipment	(16,022,685)	(15,212,951)
Capital equipment leases	(257,599)	(163,580)

	$11,855,669	$11,256,627

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at fiscal year ends 2010 and 2009 was as follows:

	2010	2009

Wholesale	$4,236,291	$3,935,931
Retail	1,912,877	1,912,877

	$6,149,168	$5,848,808

Other intangible assets at fiscal year ends 2010 and 2009 consisted of the following:

	2010	2009

Trademarks and tradenames	$3,373,269	$3,373,269
Customer relationships (less accumulated amortization of $185,625)	1,434,375	—

	$4,807,644	$3,373,269

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs its annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year. This review identified no impairments in fiscal 2010 or fiscal 2009.

At September 2010, intangible assets considered to have finite lives represented acquired customer relationships. These customer relationships are being amortized over eight years. Amortization expense related to these assets totaled $185,625 for fiscal 2010. The Company has no amortization expense related to these intangible assets during fiscal 2009. Amortization expense for customer relationships for the periods subsequent to September 2010 is as follows:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2011	2012	2013	2014	2015	Thereafter

Customer relationships	$202,500	$202,500	$202,500	$202,500	$202,500	$421,875

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	OTHER ASSETS:

Other assets at fiscal year ends 2010 and 2009 consisted of the following:

	2010	2009

Cash surrender value of life insurance policies	$824,751	$819,343
Other	244,299	207,052

	$1,069,050	$1,026,395

8.	DEBT:

The Company primarily finances its operations through a credit facility agreement with Bank of America (the “Facility”) and long-term debt agreements with banks.

CREDIT FACILITY

The Facility consisted of the following at fiscal 2010 and 2009:

	2010	2009

Revolving portion of the Facility, interest payable at 2.96% at September 2010 (primarily LIBOR plus 250 basis points), principal due January 2012	$18,816,709	$22,655,861
Term Note A, payable in monthly installments of $16,333 plus interest at the bank’s prime rate	—	177,867

	18,816,709	22,833,728
Less current maturities	—	177,867

	$18,816,709	$22,655,861

The Facility includes the following significant terms:

•	A January 1, 2012 maturity date and a $55.0 million revolving credit limit.

•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.

•	The Facility provides for an additional $5.0 million of credit advances available for certain inventory purchases. These advances bear interest at the bank’s prime rate plus one-quarter of one-percent (1/4%) per annum and are payable within 45 days of each advance.

•	Lending limits subject to accounts receivable and inventory limitations.

•	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•	Provides that the Company may not pay dividends on its common stock in excess of $0.72 per share on an annual basis.

•	The Facility includes a prepayment penalty equal to one-half of one percent (1/2%) of the original maximum loan limit ($60.4 million) if the Company prepays the entire Facility or terminates the credit agreement on or before January 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at September 2010.

LONG-TERM DEBT:

In addition to the Facility, the Company also had the following long-term obligations at fiscal 2010 and fiscal 2009 as follows:

	2010	2009

Note payable to a bank (“Real Estate Loan”), interest payable at a fixed rate of 6.75% with monthly installments of principal and interest of $58,303 per month through May 2013 with remaining principal due June 2013, collateralized by two owned distribution facilities	$4,829,414	$5,185,256
Note payable to a bank, interest payable monthly at a fixed rate of 5.21% plus monthly principal payments of $4,237 through December 2012 at which time the remaining principal is due, collateralized by the Rapid City building and equipment	724,470	770,800
Note payable, interest payable at a fixed rate of 5.00%, with quarterly installments of principal and interest of $66,067 through October 30, 2011	316,244	—
Obligations under capital leases, payable in monthly installments with interest rates from 4.96% to 8.25% through April 2013	53,079	165,714
Notes payable, interest payable at a fixed rate between 8.0% — 9.5% with monthly installments of principal and interest of $2,226 — $2,677 per month through July 2011 collateralized by delivery vehicles	34,395	87,525
Note payable, interest payable discounted at a rate of 8.25% with quarterly installments of principal and interest of $31,250 — $46,875 through October 2011, secured by Mr. Wright’s personal guaranty (see Note 12)	162,275	327,335

	6,119,877	6,536,630
Less current maturities	893,291	1,470,445

	$5,226,586	$5,066,185

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following September 2010 are as follows:

Fiscal Year Ending

2011	$893,291
2012	559,212
2013	4,667,374
2014	—
2015	—
Thereafter	—

$6,119,877

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at September 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2010. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Capital leases

The Company has several capital leases for office and warehouse equipment. At September 2010, the outstanding balances on the capital leases totaled approximately $0.1 million.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

9.	OTHER INCOME, NET:

Other income, net consisted of the following for fiscal 2010 and 2009:

	2010	2009

Interest income	$43,924	$50,033
Other	41,962	54,226

	$85,886	$104,259

10.	INCOME TAXES:

The components of income tax expense from continuing operations for fiscal 2010 and fiscal 2009 consisted of the following:

	2010	2009

Current: Federal	$4,756,241	$3,730,935
Current: State	770,017	586,140

	5,526,258	4,317,075

Deferred: Federal	(353,436)	945,877
Deferred: State	(31,822)	104,048

	(385,258)	1,049,925

Income tax expense	$5,141,000	$5,367,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 35% for both fiscal 2010 and fiscal 2009 on income before income taxes is as follows:

	2010	2009

Tax at statutory rate	$4,937,384	$4,851,295
Amortization of goodwill and other intangibles	(5,207)	(5,207)
Nondeductible business expenses	32,248	30,758
State income taxes, net of federal tax benefit	496,820	421,636
Valuation allowance, net operating losses	(157,809)	(25,422)
Other	(162,436)	93,940

	$5,141,000	$5,367,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to the net deferred tax asset at fiscal year ends 2010 and 2009 relate to the following:

	2010	2009

Deferred tax assets:
Current:
Allowance for doubtful accounts	$591,662	$337,193
Accrued expenses	915,153	879,806
Inventory	408,557	441,248
Other	241,435	316,608

	2,156,807	1,974,855
Noncurrent:
Property and equipment	$682,411	$625,536
Net operating loss carry forwards — federal	517,968	564,009
Net operating loss carry forwards — state	651,283	669,092

	1,851,662	1,858,637

Total deferred tax assets	4,008,469	3,833,492
Valuation allowance	(783,037)	(940,846)

Net deferred tax assets	$3,225,432	$2,892,646

Deferred tax liabilities:
Current:
Trade discounts	$250,833	$273,287

	250,833	273,287
Noncurrent:
Property and equipment	674,726	620,489
Goodwill	794,025	701,104
Section 481 deferral	—	355,694
Intangible assets	675,735	497,217

	2,144,486	2,174,504

Total deferred tax liabilities	$2,395,319	$2,447,791

Net deferred tax assets (liabilities):
Current	$1,905,974	$1,701,568
Noncurrent	(1,075,861)	(1,256,713)

	$830,113	$444,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 2010, the Company had a $0.5 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $1.5 million and were primarily attributable to the Company’s fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. (“HNWC”), a wholly owned subsidiary of the Company. The utilization of HNWC’s net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

At September 2010, the Company had a valuation allowance of approximately $0.8 million against certain state and federal net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2010 or fiscal 2009, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2007 and forward remain open under U.S. and state statutes.

11.	PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.6 million (net of employee forfeitures) for both fiscal 2010 and fiscal 2009.

12.	RELATED PARTY TRANSACTIONS:

The Company’s Series A Preferred Stock is owned by Mr. Chris Atayan, AMCON’s Chief Executive Officer and Chairman of the Board. During fiscal 2010 and fiscal 2009 the Company paid Mr. Atayan cash dividends of $169,625 and $51,213, respectively, related to his ownership of the Series A Preferred Stock.

The Company was charged fees of $18,000 and $72,000 in fiscal 2010 and fiscal 2009, respectively, by AMCON Corporation as consideration for office rent and management services. Mr. Wright, a former Company Director, owns a controlling interest in AMCON Corporation. These fees have been included as a component of selling, general and administrative expense.

Mr. Wright personally guarantees a Company note payable due to Television Events and Marketing, Inc. (“TEAM”). In exchange for this guarantee, the Company pays Mr. Wright a fee equal to 2% of the guaranteed principal. These fees totaled approximately $5,000 and $9,000 during fiscal 2010 and fiscal 2009, respectively. This guarantee is secured by a pledge of the Company’s shares in Chamberlin’s, Akin’s, HNWC, and TSI. The note payable due to TEAM carried a balance of $0.2 million at September 2010.

Our Retail Segment leases warehouse space from TIP Properties, LLC, which is owned by Eric Hinkefent, President of Chamberlin’s Natural Foods, Inc. and Health Food Associates, and another Company employee. Annual rental payments related to this lease were $56,796 in fiscal 2010 and $72,649 in fiscal 2009.

13.	COMMITMENTS AND CONTINGENCIES:

Future Lease Obligations

The Company leases certain office and warehouse equipment under capital leases. The carrying value of these assets was approximately $0.1 million and $0.2 million at fiscal 2010 and fiscal 2009, respectively, (net of accumulated amortization of $0.3 million and $0.2 million). The Company also leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases totaled approximately $4.0 million in both fiscal 2010 and fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 2010 the minimum future lease commitments were as follows:

	Capital	Operating
Fiscal Year Ending	Leases	Leases

2011	$43,661	$3,550,128
2012	8,027	2,969,020
2013	3,139	2,286,671
2014	—	1,208,574
2015	—	840,631
Thereafter	—	803,320

Total minimum lease payments	$54,827	$11,658,344

Less amount representing interest	1,748

Present value of net minimum lease payments	$53,079

Liability Insurance

The Company carries property, general liability, vehicle liability, directors and officers liability and workers’ compensation insurance. Additionally, the Company carries an umbrella liability policy to provide excess coverage over the underlying limits of the aforementioned primary policies.

The Company’s insurance programs for workers’ compensation, general liability, and employee related health care benefits are provided through high deductible or self-insured programs. Claims in excess of self-insurance levels are fully insured. Accruals are based on historical claims experience, actual claims filed, and estimates of claims incurred but not reported.

The Company’s liabilities for unpaid and incurred, but not reported claims, for workers’ compensation, general liability, and health insurance at September 2010 and 2009 was $1.7 million and $1.6 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self-insured liabilities reserve is set forth below (in millions):

	2010	2009

Beginning balance	$1.6	$1.3
Charged to expense	4.3	4.3
Payments	4.2	4.0

Ending balance	$1.7	$1.6

14.	EQUITY-BASED INCENTIVE AWARDS:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash.

Stock Options

During fiscal 2010, the Compensation Committee of the Board of Directors awarded various employees of the Company incentive stock options to purchase 6,000 shares of the Company’s common stock. These awards vest in equal installments over a five year service period and have an exercise price of $51.50 per share.

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

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules up to five years in length. Stock options issued and outstanding to management employees at September 2010 are summarized as follows:

				Number of
				Options		Number
Date		Exercise Price		Outstanding		Exercisable

Fiscal 2003		$28.80		84		84
Fiscal 2007		$18.00		25,000		25,000
Fiscal 2010		$51.50		6,000		—

				31,084		25,084

Stock options issued and outstanding to the Company’s outside directors at September 2010 are summarized as follows:

				Number of
				Options		Number
Date		Exercise Price		Outstanding		Exercisable

Fiscal 2002		$26.94		834		834

The following summarizes all stock options outstanding at September 2010:

			Remaining		Exercisable
	Exercise	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
	Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

2002 Options	$26.94	834	1.87 years	$26.94	834	$26.94
2003 Options	$28.80	84	2.07 years	$28.80	84	$28.80
2007 Options	$18.00	25,000	6.20 years	$18.00	25,000	$18.00
2010 Options	$51.50	6,000	9.58 years	$51.50	—	$—

		31,918		$24.56	25,918	$18.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the activity of the stock plans for fiscal 2010:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at September 2009	30,118	$20.16
Granted	6,000	$51.50
Exercised	(4,200)	$31.45
Forfeited/Expired	—	$—

Outstanding at September 2010	31,918	$24.56

Net income before income taxes included compensation expense related to stock options of approximately $0.1 million in both fiscal 2010 and fiscal 2009. At September 2010, total unamortized compensation expense related to stock options was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next 55 months.

The aggregate intrinsic value of stock options outstanding was approximately $1.2 million at both at September 2010 and September 2009. The aggregate intrinsic value of stock options exercisable was approximately $1.1 million and $0.8 million at September 2010 and September 2009, respectively.

The total intrinsic value of stock options exercised was approximately $0.1 million in both fiscal 2010 and fiscal 2009. The total fair value of stock options vested was approximately $0.5 in both fiscal 2010 and fiscal 2009.

Restricted Stock

Pursuant to the Omnibus Plan, the Compensation Committee of the Board of Directors has authorized and approved the restricted stock awards as summarized below:

	Restricted Stock/1/	Restricted Stock /2/

Date of award:	December 6, 2007	January 29, 2008
Number of shares:	24,000	7,500
Service period:	34 months	36 months
Estimated fair value of award at grant date/3/:	$963,000	$229,000
Intrinsic value of awards outstanding at September 2010:	$500,000	$100,000

/1/	The remaining 8,000 shares will vest on October 16, 2010.

/2/	The remaining 2,500 shares will vest January 29, 2011.

/3/	Amount is net of estimated forfeitures.

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

The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before income taxes included compensation expense of $0.4 million in both fiscal 2010 and 2009, resulting in a recognized income tax benefit of approximately $0.1 million in each fiscal year. Total unamortized compensation expense related to restricted stock awards at September 2010 was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next month (the expected weighted-average period). The total fair value of restricted stock vested was approximately $0.6 million in both fiscal 2010 and fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes restricted stock activity under the Omnibus Plan for the twelve months ended September 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested restricted stock at September 2009	21,000	$40.16
Granted	—	—
Vested	(10,500)	$40.16
Expired	—	—

Nonvested restricted stock at September 2010	10,500	$40.16

15.	BUSINESS SEGMENTS:

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores’ operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the “Other” column are intercompany eliminations, and assets held and charges incurred by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

	Wholesale
	Distribution	Retail	Other	Consolidated

FISCAL YEAR ENDED 2010:
External revenues:
Cigarettes	$731,384,660	$—	$—	$731,384,660
Confectionery	66,055,461	—	—	66,055,461
Health food	—	36,769,283	—	36,769,283
Tobacco, food service & other	176,328,631	—	—	176,328,631

Total external revenues	973,768,752	36,769,283	—	1,010,538,035
Depreciation	1,122,021	332,967	4,168	1,459,156
Amortization	277,661	—	—	277,661
Operating income (loss)	17,168,907	3,766,927	(5,410,009)	15,525,825
Interest expense	484,253	456,367	564,279	1,504,899
Income (loss) from continuing operations before taxes	16,718,386	3,347,006	(5,958,580)	14,106,812
Total assets	78,662,748	12,408,831	995,792	92,067,371
Capital expenditures	1,049,666	870,989	—	1,920,655

FISCAL YEAR ENDED 2009:
External revenues:
Cigarettes	$646,410,368	$—	$—	$646,410,368
Confectionery	65,004,545	—	—	65,004,545
Health food	—	36,616,477	—	36,616,477
Tobacco, food service & other	159,921,654	—	—	159,921,654

Total external revenues	871,336,567	36,616,477	—	907,953,044
Depreciation	1,000,137	211,365	4,587	1,216,089
Operating income (loss)	17,442,291	3,490,989	(5,549,325)	15,383,955
Interest expense	517,383	573,737	536,253	1,627,373
Income (loss) from continuing operations before taxes	16,962,838	2,958,236	(6,060,233)	13,860,841
Total assets	75,507,359	11,605,457	1,011,566	88,124,382
Capital expenditures	1,172,059	501,373	—	1,673,432

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K (Internal Control Report). Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2010.

The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and is not otherwise including in this annual report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Therefore, Management’s report was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the December 2010 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors — What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors — Who are this year’s nominees?”, “Item 1: Election of Directors — What is the business experience of the nominees and of our continuing board members and the basis for the inclusion that each such person should serve on our board?”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board Matters — Code of Ethics”, and “Corporate Governance and Board Matters — Committees of the Board — Audit Committee”, certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

The information appearing under the caption “Executive Officers of the Registrant” in Part I of this report also is incorporated herein by reference. Our Board of Directors has adopted a code of ethical conduct that applies to our executive officers, including our principal executive officer and our principal financial officer. This code of ethical conduct is available without charge to any person who requests it by writing to our corporate secretary. It also is available on our internet website (www.amcon.com) by clicking on the “Corporate Governance” tab under “Investor Relations”. Any substantive amendment to, or waiver from, a provision of this code that applies to our principal executive officer or principal financial officer will be disclosed on our internet website and, if required by rules of the SEC or NYSE Amex Equities, on the reports we file with the SEC.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Financial Statement Schedules, and Exhibits

(1) Financial Statements

The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements under Item 8.

(2) Financial Statement Schedules

Not Applicable.

(3) Exhibits

3.1	Restated Certificate of Incorporation of the Company, as amended May 12, 2004 (incorporated by reference to Exhibit 3.1 of AMCON’s Annual Report on Form 10-K filed November 7, 2008)
3.2	Certificate of Amendment of Certificate of Incorporation dated March 18, 2005 (incorporated by reference to Exhibit 3.2 of AMCON’s Annual Report on Form 10-K filed November 7, 2008)
3.3	Second Corrected Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Securities of AMCON Distributing Company dated August 5, 2004 (incorporated by reference to Exhibit 3.3 of AMCON’s Quarterly Report on Form 10-Q filed on August 9, 2004)
3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Securities of AMCON Distributing Company dated October 8, 2004 (incorporated by reference to Exhibit 3.4 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)
3.5	Amended and Restated Bylaws of the Company dated January 29, 2008 (incorporated by reference to Exhibit 3.2 of AMCON’s Current Report on Form 8-K filed on February 4, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of AMCON’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)
4.2	Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON’s Quarterly Report on Form 10-Q filed on August 9, 2004)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.4 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)
4.4	Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)
10.1	Amended and Restated Loan and Security Agreement, dated September 30, 2004, between the Company and LaSalle National Bank, as agent (incorporated by reference to Exhibit 3.4 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)
10.2	Revised First Amendment To Amended and Restated Loan and Security Agreement, dated April 14, 2005 (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on May 27, 2005)
10.3	Revised Second Amendment to Amended and Restated Loan and Security Agreement, dated May 23, 2005 (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on May 27, 2005)
10.4	Third Amendment to Amended and Restated Loan and Security Agreement, dated August 12, 2005 (incorporated by reference to Exhibit 10.4 of AMCON’s Quarterly Report on Form 10-Q filed on August 22, 2005)
10.5	Fourth Amendment and Waiver to Amended and Restated Loan and Security Agreement, dated January 9, 2006 (incorporated by reference to Exhibit 10.5 of AMCON’s Annual Report on Form 10-K filed on August 23, 2006)

10.6	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated February 8, 2006 (incorporated by reference to Exhibit 10.6 of AMCON’s Annual Report on Form 10-K filed on August 23, 2006)
10.7	Sixth Amendment to Amended and Restated Loan and Security Agreement, dated March 3, 2006 (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on March 13, 2006)
10.8	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated November 6, 2006 (incorporated by reference to Exhibit 10.37 of AMCON’s Quarterly Report on Form 10-Q filed on November 20, 2006)
10.9	Eighth Amendment to Amended and Restated Loan and Security Agreement, dated December 28, 2006 (incorporated by reference to Exhibit 10.9 of AMCON’s Annual Report on Form 10-K filed December 29, 2006)
10.10	Ninth Amendment to Amended and Restated Loan and Security Agreement, dated July 17, 2008 (incorporated by reference to Exhibit 10.9 of AMCON’s Quarterly Report on Form 10-Q filed July 17, 2008)
10.11	Tenth Amendment to Amended and Restated Loan and Security Agreement, dated October 15, 2008 (incorporated by reference to Exhibit 10.11 of AMCON’s Annual Report on Form 10-K filed November 7, 2008)
10.12	Eleventh Amendment to the Amended and Restated Loan and Security Agreement, dated January 15, 2009 (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed January 20, 2009)
10.13	Twelfth Amendment to the Amended and Restated Loan and Security Agreement, dated July 14, 2009 (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed July 17, 2009)
10.14	Thirteenth Amendment to the Amended and Restated Loan and Security Agreement, dated October 2, 2009 (incorporated by reference to Exhibit 10.14 of AMCON’s Annual Report on Form 10-K filed November 6, 2009).
10.15	Fourteenth Amendment to the Amended and Restated Loan and Security Agreement, dated July 19, 2010 (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed July 19, 2010).
10.16	First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON’s Current Report on Form 10-Q filed on August 4, 2000)*
10.17	AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*
10.18	2007 Omnibus Incentive Plan dated April 17, 2007 (incorporated herein by reference to Exhibit 10.12 to AMCON’s Annual Report on Form 10-K filed on November 9, 2007)*
10.19	Nonqualified Stock Option Agreement for Christopher H. Atayan dated December 12, 2006 (incorporated herein by reference to Exhibit 10.13 to AMCON’s Annual Report on Form 10-K filed on November 9, 2007)*
10.20	Agreement, dated September 26, 2006, between the Company and William F. Wright regarding Mr. Wright’s services to the Company (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on October 10, 2006)*
10.21	Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance (incorporated by reference to Exhibit 10.6 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)*
10.22	Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance (incorporated by reference to Exhibit 10.7 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)*

10.23	Guaranty Fee, Reimbursement and Indemnification Agreement, dated as of September 30, 2004, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 10.17 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)
10.24	Amendment to Guaranty Fee, Reimbursement and Indemnification Agreement, dated July 31, 2007, between AMCON Distributing Company and William F. Wright (incorporated by reference to Exhibit 10.23 to AMCON’s Annual Report on Form 10-K filed on November 9, 2007)
10.25	Term Real Estate Promissory Note, dated December 21, 2004, issued by AMCON Distributing Company to M&I (incorporated by reference to Exhibit 10.21 of AMCON’s Quarterly Report on Form 10-Q filed on February 14, 2005)
10.26	One Hundred Eighty Day Redemption Mortgage and Security Agreement by and between AMCON Distributing Company and M&I (incorporated by reference to Exhibit 10.23 of AMCON’s Quarterly Report on Form 10-Q filed on February 14, 2005)
10.27	Security Agreement by and between AMCON Distributing Company and M&I (incorporated by reference to Exhibit 10.24 of AMCON’s Quarterly Report on Form 10-Q filed on February 14, 2005)
10.28	Change of Control Agreement between the Company and Christopher H. Atayan, dated December 29, 2006 (incorporated by reference to Exhibit 10.40 of AMCON’s Annual Report on Form 10-K filed on December 29, 2006)*
10.29	Change of Control Agreement between the Company and Kathleen M. Evans, dated December 29, 2006 (incorporated by reference to Exhibit 10.41 of AMCON’s Annual Report on Form 10-K filed on December 29, 2006)*
10.30	Settlement Agreement and Mutual General Release dated July 31, 2007 by and between Television Events & Marketing, Inc., Tom Kiely, The Beverage Group, Inc., AMCON Distributing Company, AMCON Corporation, William F. Wright, Archie Thornton and The Thornton Works (incorporated by reference to Exhibit 10.42 to AMCON’s Annual Report on Form 10-K filed on November 9, 2007)
10.31	Mutual Release and Settlement Agreement between AMCON Distributing Company, Trinity Springs, Inc., and Crystal Paradise Holdings, Inc. dated September 30, 2007 (incorporated by reference to Exhibit 10.43 to AMCON’s Annual Report on Form 10-K filed on November 9, 2007)
10.32	Executive Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to AMCON’s Annual Report on Form 10-K filed on November 7, 2008)*
10.33	Director Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 to AMCON’s Annual Report on Form 10-K filed on November 7, 2008)*
11.1	Statement re: computation of per share earnings (incorporated by reference to Note 4 to the Consolidated Financial Statements included as a part of this report on Form 10-K under Item 8)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen LLP)
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

*	Represents management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2010	AMCON DISTRIBUTING COMPANY (registrant)

By: /s/ Christopher H. Atayan Christopher H. Atayan, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2010	/s/ Christopher H. Atayan

Christopher H. Atayan, Chief Executive Officer Chairman of the Board and Director (Principal Executive Officer)

November 8, 2010	/s/ Kathleen M. Evans

Kathleen M. Evans President and Director

November 8, 2010	/s/ Andrew C. Plummer

Andrew C. Plummer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 8, 2010	/s/ Jeremy W. Hobbs

Jeremy W. Hobbs Director

November 8, 2010	/s/ John R. Loyack

John R. Loyack Director

November 8, 2010	/s/ Raymond F. Bentele

Raymond F. Bentele Director

November 8, 2010	/s/ Stanley Mayer

Stanley Mayer Director

November 8, 2010	/s/ Timothy R. Pestotnik

Timothy R. Pestotnik Director