Form 10-Q
period 2010-12-31
AMCON DISTRIBUTING CO
filed 2011-01-19
CIK 928465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The Registrant had 590,232 shares of its $.01 par value common stock outstanding as of January 17, 2011.

Form 10-Q
1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
AMCON Distributing Company and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2010 and September 30, 2010

	December	September
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$300,920	$356,735
Accounts receivable, less allowance for doubtful accounts of $1.0 million and $1.6 million at December 2010 and September 2010, respectively	22,245,824	27,903,689
Inventories, net	36,060,248	35,005,957
Deferred income taxes	1,542,599	1,905,974
Prepaid and other current assets	4,772,035	3,013,485

Total current assets	64,921,626	68,185,840

Property and equipment, net	11,712,178	11,855,669
Goodwill	6,149,168	6,149,168
Other intangible assets, net	4,757,019	4,807,644
Other assets	1,075,563	1,069,050

	$88,615,554	$92,067,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,698,370	$16,656,257
Accrued expenses	6,506,609	6,007,900
Accrued wages, salaries and bonuses	2,085,776	3,161,817
Income taxes payable	1,100,779	2,366,667
Current maturities of long-term debt	851,153	893,291

Total current liabilities	25,242,687	29,085,932

Credit facility	17,169,003	18,816,709
Deferred income taxes	1,135,311	1,075,861
Long-term debt, less current maturities	5,018,717	5,226,586
Other long-term liabilities	73,072	587,479
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, liquidation preference $25.00 per share	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized and issued, liquidation preference $25.00 per share	2,000,000	2,000,000

Shareholders’ equity:
Preferred stock, $0.01 par, 1,000,000 shares authorized, 180,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 590,232 shares outstanding at December 2010 and 577,432 shares outstanding at September 2010	5,902	5,774
Additional paid-in capital	9,425,208	8,376,640
Retained earnings	26,045,654	24,392,390

Total shareholders’ equity	35,476,764	32,774,804

	$88,615,554	$92,067,371

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Condensed Consolidated Unaudited Statements of Operations
for the three months ended December 31, 2010 and 2009

	2010	2009
Sales (including excise taxes of $81.3 million and $81.6 million, respectively)	$244,957,161	$243,941,038
Cost of sales	227,349,439	226,713,025

Gross profit	17,607,722	17,228,013

Selling, general and administrative expenses	13,687,371	13,778,739
Depreciation and amortization	497,583	387,269

	14,184,954	14,166,008

Operating income	3,422,768	3,062,005

Other expense (income):
Interest expense	384,583	405,245
Other (income), net	(22,881)	(13,380)

	361,702	391,865

Income from operations before income taxes	3,061,066	2,670,140
Income tax expense	1,229,000	941,000

Net income	1,832,066	1,729,140
Preferred stock dividend requirements	(74,867)	(74,867)

Net income available to common shareholders	$1,757,199	$1,654,273

Basic earnings per share available to common shareholders	$3.04	$2.95
Diluted earnings per share available to common shareholders	$2.41	$2.32

Basic weighted average shares outstanding	578,636	560,119
Diluted weighted average shares outstanding	758,692	745,223
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries
Condensed Consolidated Unaudited Statements of Cash Flows
for the three months ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,832,066	$1,729,140
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	418,565	338,099
Amortization	79,018	49,170
Gain on sale of property and equipment	(2,315)	(16,935)
Stock based compensation	1,166,833	163,364
Net excess tax benefit on equity-based awards	(79,863)	(107,048)
Deferred income taxes	422,825	10,104
Provision for (recoveries) losses on doubtful accounts	(625,000)	16,426
Provision for losses on inventory obsolescence	81,416	76,703
Other	(2,011)	—

Changes in assets and liabilities:
Accounts receivable	6,282,865	4,695,589
Inventories	(1,135,707)	3,442,508
Prepaid and other current assets	(1,758,550)	(2,679,354)
Other assets	(6,513)	519
Accounts payable	(1,949,184)	(1,329,456)
Accrued expenses and accrued wages, salaries and bonuses	(1,316,121)	(2,127,887)
Income tax payable	(1,186,025)	(2,973,111)

Net cash flows from operating activities	2,222,299	1,287,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(293,037)	(596,612)
Proceeds from sales of property and equipment	11,575	34,306
Acquisition	—	(3,099,836)

Net cash flows from investing activities	(281,462)	(3,662,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on bank credit agreements	(1,647,706)	2,769,851
Principal payments on long-term debt	(250,007)	(182,901)
Proceeds from exercise of stock options	—	66,411
Net excess tax benefit on equity-based awards	79,863	107,048
Dividends paid on convertible preferred stock	(74,867)	(74,867)
Dividends on common stock	(103,935)	(103,181)

Net cash flows from financing activities	(1,996,652)	2,582,361

Net change in cash	(55,815)	208,050

Cash, beginning of period	356,735	309,914

Cash, end of period	$300,920	$517,964

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$372,376	$381,746
Cash paid during the period for income taxes	1,992,200	3,903,998

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	29,503	21,512

Business acquisition (see Note 2):
Inventory	—	1,981,498
Property and equipment	—	122,978
Customer relationships intangible asset	—	1,620,000
Goodwill	—	300,360
Note payable	—	500,000
Contingent consideration	—	425,000
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
WHOLESALE SEGMENT
Our Wholesale Segment serves approximately 4,300 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In October 2010, Convenience Store News ranked our Wholesale Segment as the ninth (9th) largest convenience store distributor in the United States based on annual sales.
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
FINANCIAL STATEMENTS
The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2010 and December 31, 2009 have been referred to throughout this quarterly report as Q1 2011 and Q1 2010, respectively. The fiscal balance sheet dates as of December 31, 2010, December 31, 2009, and September 30, 2010 have been referred to as December 2010, December 2009, and September 2010, respectively.

SIGNIFICANT ACCOUNTING POLICY
Accounts receivable consist primarily of amounts due to the Company from its normal business activities. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history, evaluation of economic conditions as they may impact our customers, and specific risks identified in the portfolio. The Company determines the past due status of trade receivables based on our terms with each customer. Account balances are charged off against the allowance for doubtful accounts when collection efforts have been exhausted and the account receivable is deemed worthless. Any subsequent recoveries of charged off account balances are recorded as income in the period received.
ADOPTION OF NEW ACCOUNTING STANDARDS
The Company adopted the following accounting standards during Q1 2011, none of which had a material impact on our consolidated results of operations or financial condition.
FASB ASU 2010-20 (“Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses”) — requires additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications.
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
2. ACQUISITION AND DISPOSITIONS
ACQUISITION
In October 2009 (Q1 2010), the Company acquired the convenience store distribution assets of Discount Distributors from its parent Harps Food Stores, Inc. (“Harps”). Discount Distributors was a wholesale distributor to convenience stores in Arkansas, Oklahoma, and Missouri with annual sales of approximately $59.6 million. The Company paid $3.1 million cash, issued a $0.5 million note payable in quarterly installments over two years, and could pay an additional $1.0 million in contingent consideration for certain fixed assets, inventory, and customer lists of Discount Distributors. The contingent consideration is based on achieving predetermined two-year revenue targets. This transaction was funded through the Company’s existing credit facility. No significant liabilities were assumed in connection with the transaction and the costs incurred to effect the acquisition were not significant and were expensed as incurred. The acquisition expands the Company’s strategic footprint in the southern portion of the United States and enhances our ability to service customers in that region.
The following table summarizes the consideration paid or to be paid for the acquired assets and their related acquisition date fair values. The fair value of the assets acquired have been measured in accordance with ASC 805 “Business Combinations.” In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology. The purchase price allocation reflects various preliminary estimates and analyses and is subject to change during the measurement period (generally one year from the acquisition date). The acquired assets are reported as a component of our Wholesale Segment.

Amount
Total Consideration	(in millions)
Cash	$3.1
Note payable	0.5
Fair value of contingent consideration	0.4

Fair value of total consideration	$4.0

Recognized amounts of identifiable assets acquired

		Weighted
		Average
	Amount	Amortization
	(in millions)	Period
Inventory	$2.0	—
Property and equipment	0.1	5 years
Identifiable intangible assets:
Customer relationships	1.6	8 years

Total identifiable net assets	3.7
Goodwill	0.3

Total identifiable assets and goodwill	$4.0

The Company has estimated that the undiscounted payments required under the contingent consideration arrangement will approximate $0.7 million ($0.4 million fair value at the acquisition date). The $0.3 million of goodwill arising from the acquisition primarily represents synergies and economies of scale generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company’s Wholesale Segment and is expected to be deductible for tax purposes. No measurement adjustments related to this transaction were recorded during Q1 2011.
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

	Three months ended
	December
(In millions)	2010	2009
Revenue — Actual Results	$16.2	$9.2
Revenue — Supplemental pro forma results	$16.2	$14.2
Net Income — Actual Results	$0.1	$0.1
Net Income — Supplemental pro forma results	$0.1	$0.1
3. CONVERTIBLE PREFERRED STOCK:
The Company had two series of convertible preferred stock outstanding at December 2010 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$2,000,000
Number of shares:	100,000	80,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	81,136
Dividend rate:	6.785%	6.37%

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
In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value and at the option of the holder. The Series A Preferred Stock is owned by Mr. Chris Atayan, AMCON’s Chief Executive Officer and Chairman of the Board. The Series B Preferred Stock is owned by an institutional investor which has the right to elect one member of our Board of Directors, pursuant to the voting rights in the Certificate of Designation creating the Series B, and has designated Mr. Atayan as its representative on our Board of Directors.
4. INVENTORIES
Inventories consisted of finished goods at December 2010 and September 2010 and are stated at the lower of cost, determined on a first in first out, or FIFO basis, or market. The Wholesale Segment and Retail Segment inventories consist of products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods include total reserves of approximately $0.9 million at December 2010 and $0.8 million at September 2010. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based on an evaluation of slow moving and discontinued products.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill by reporting segment of the Company consisted of the following:

	December	September
	2010	2010
Wholesale Segment	$4,236,291	$4,236,291
Retail Segment	1,912,877	1,912,877

	$6,149,168	$6,149,168

Other intangible assets of the Company consisted of the following:

	December	September
	2010	2010
Trademarks and tradenames	$3,373,269	$3,373,269
Customer relationships (less accumulated amortization of $236,250 and $185,625 at December 2010 and September 2010, respectively)	1,383,750	1,434,375

	$4,757,019	$4,807,644

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year.

At December 2010, intangible assets considered to have finite lives represented acquired customer relationships. These customer relationships are being amortized over eight years. Amortization expense related to these assets totaled $50,625 and $33,750 for Q1 2011 and Q1 2010, respectively. In addition, these relationships are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense for customer relationships for the periods subsequent to December 2010 is as follows:

December
Customer relationships	2010
Fiscal 2011 /1/	$151,875
Fiscal 2012	202,500
Fiscal 2013	202,500
Fiscal 2014	202,500
Fiscal 2015	202,500
Thereafter	421,875

$1,383,750

/1/	Represents amortization for the remaining nine months of Fiscal 2011.
6. DIVIDENDS:
The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling approximately $0.2 million during both Q1 2011 and Q1 2010.
7. EARNINGS PER SHARE
Basic earnings per share available to common shareholders is calculated by dividing income from continuing operations less preferred stock dividend requirements by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing income from continuing operations less preferred stock dividend requirements (when anti-dilutive) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. There were no anti-dilutive stock options or potential common stock options at either December 2010 or December 2009.

	For the three months ended December
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	578,636	578,636	560,119	560,119
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock /1/	—	180,056	—	185,104

Weighted average number of shares outstanding	578,636	758,692	560,119	745,223

Income from continuing operations	$1,832,066	$1,832,066	$1,729,140	$1,729,140
Deduct: convertible preferred stock dividends /2/	(74,867)	—	(74,867)	—

Net income available to common shareholders	$1,757,199	$1,832,066	$1,654,273	$1,729,140

Net earnings per share available to common shareholders	$3.04	$2.41	$2.95	$2.32

/1/	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

/2/	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

8. DEBT
The Company has a credit agreement, (the “Facility”) with Bank of America which includes the following significant terms:
•	A January 1, 2012 maturity date and a $55.0 million revolving credit limit.
•	The Facility bears interest at either the bank’s prime rate or at LIBOR plus 250 basis points, at the election of the Company.
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
The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at December 2010.
The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day based on our collateral and loan limits as defined in the Facility agreement. The Company’s calculated credit limit of the Facility at December 31 was $51.0 million of which $17.2 million was outstanding leaving $33.8 million available.
At December 2010, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.94% at December 2010. At December 2010, the Company had $5.9 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at December 2010.
Cross Default and Co-Terminus Provisions
The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2010. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.
Other
AMCON has issued a letter of credit for $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

9. EQUITY-BASED INCENTIVE AWARDS
Omnibus Plan
The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. As of December 2010, a total of 87,900 shares of common stock had been issued pursuant to the Omnibus Plan and another 62,100 shares may be issued pursuant to outstanding awards under the Ominbus Plan.
Stock Options
During the Company’s third fiscal quarter of 2010, the Compensation Committee of the Board of Directors awarded various employees of the Company incentive stock options to purchase 6,000 shares of the Company’s common stock. These awards vest in equal installments over a five year service period and have an exercise price of $51.50 per share.
The Company has estimated that the fair value of the incentive stock option awards was approximately $0.1 million using the Black-Scholes option pricing model. This amount is being amortized to compensation expense on a straight-line basis over the five year service period. The following assumptions were used in connection with the Black-Scholes option pricing calculation:

Stock Option Pricing
Assumptions

Risk-free interest rate	3.04%
Dividend yield	1.30%
Expected volatility	49.30%
Expected life in years	7
The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules up to five years in length. Stock options issued and outstanding to management employees at December 2010 are summarized as follows:

		Number of
		Options	Number
Date	Exercise Price	Outstanding	Exercisable
Fiscal 2003	$28.80	84	84
Fiscal 2007	$18.00	25,000	25,000
Fiscal 2010	$51.50	6,000	—

		31,084	25,084

Stock options issued and outstanding to the Company’s outside directors at December 2010 are summarized as follows:

		Number of
		Options	Number
Date	Exercise Price	Outstanding	Exercisable
Fiscal 2002	$26.94	834	834

The following summarizes all stock options issued and outstanding at December 2010:

			Remaining		Exercisable
	Exercise	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
	Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
2002 Options	$26.94	834	1.62 years	$26.94	834	$26.94
2003 Options	$28.80	84	1.82 years	$28.80	84	$28.80
2007 Options	$18.00	25,000	5.95 years	$18.00	25,000	$18.00
2010 Options	$51.50	6,000	9.33 years	$51.50	—	—

		31,918		$24.56	25,918	$18.32

The following is a summary of stock options activity for the three months ended December 2010:

Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2010	31,918	$24.56
Granted	—	—
Exercised	—	—
Forfeited/Expired	—	—

Outstanding at December 2010	31,918	$24.56

At December 2010, total unamortized compensation expense related to stock options was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next 52 months.
Restricted Stock
At December 2010, the following restricted stock awards were issued and outstanding, pursuant to the provisions of the Company’s Omnibus Plan:

Restricted Stock /1/
Date of award:	January 29, 2008
Number of shares:	7,500
Service period:	36 months
Estimated fair value of award at grant date /2/:	$229,000
Intrinsic value of awards outstanding at December 2010:	$200,000

/1/	5,000 shares were vested at December 2010. The remaining 2,500 shares will vest January 29, 2011.

/2/	Amount is net of estimated forfeitures.
There is no direct cost to the recipients of the restricted stock awards, except for any applicable taxes. The recipients of restricted stock are entitled to full voting rights. All cash dividends and/or distributions payable to restricted stock recipients will be held in escrow until all the conditions of vesting have been met.
The Company recognizes compensation expense related to restricted stock awards on a straight-line basis over the requisite service period. Accordingly, net income before income taxes included compensation expense of $0.03 million and $0.1 million for Q1 2011 and Q1 2010, respectively. The following summarizes restricted stock activity under the Omnibus Plan for the three months ended December 2010:

	Number	Weighted Average
	of	Grant Date
	Shares	Fair Value
Nonvested restricted stock at September 2010	10,500	$40.16
Granted	—	—
Vested	(8,000)	$42.50
Expired	—	—

Nonvested restricted stock at December 2010	2,500	$32.67

Restricted Stock Units
During Q1 2011, the Compensation Committee of the Board of Directors authorized and approved the following restricted stock units awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plan:

	Restricted Stock Units /1/	Restricted Stock Units /2/
Date of award:	November 22, 2010	November 22, 2010
Number of shares:	38,400	12,000
Service period:	24 months	36 months
Estimated fair value of award at grant date:	$2,765,000	$864,000
Fair value of awards outstanding at December 2010:	$2,048,000	$960,000

/1/	12,800 of the restricted stock unit awards vested during Q1 2011. The remaining 25,600 restricted stock units will vest in equal amounts (12,800 per year) on October 26, 2011 and October 26, 2012.

/2/	The 12,000 restricted stock units will vest in equal amounts (4,000 per year) on November 22, 2011, November 22 2012, and November 22, 2013.
There is no direct cost to the recipients of the restricted stock units, except for any applicable taxes. The recipients of the restricted stock units are entitled to the customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. All cash dividends and/or distributions payable to restricted stock recipients will be held in escrow until all the conditions of vesting have been met.
The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting. Based on these award provisions, the compensation expense recorded in the Company’s Condensed Statement of Operations reflects the straight-line amortized fair value through the end of each reporting period.
During Q1 2011, net income before income taxes included compensation expense of $1.1 million related to the amortization of restricted stock unit awards. Total unamortized compensation expense for these awards based on the December 2010 closing price was approximately $2.8 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 26 months (the weighted-average period). The following summarizes restricted stock unit activity under the Omnibus Plan for the three months ended December 2010:

	Number
	of	Weighted Average
	Shares	Fair Value
Nonvested restricted stock units at September 2010	—	$—
Granted	50,400	$72.01
Vested	(12,800)	$72.50
Expired	—	$—

Nonvested restricted stock units at December 2010	37,600	$80.01

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

	Wholesale	Retail
	Segment	Segment	Other /1/	Consolidated
THREE MONTHS ENDED DECEMBER 2010:
External revenue:
Cigarettes	$175,772,237	$—	$—	$175,772,237
Confectionery	15,869,052	—	—	15,869,052
Health food	—	9,092,449	—	9,092,449
Tobacco, food service & other	44,223,423	—	—	44,223,423

Total external revenue	235,864,712	9,092,449	—	244,957,161
Depreciation	310,232	107,396	937	418,565
Amortization	79,018	—	—	79,018
Operating income (loss)	4,936,987	792,089	(2,306,308)	3,422,768
Interest expense	111,069	103,550	169,964	384,583
Income (loss) from continuing operations before taxes	4,828,640	694,085	(2,461,659)	3,061,066
Total assets	74,723,959	12,939,325	952,270	88,615,554
Capital expenditures	247,747	45,290	—	293,037

THREE MONTHS ENDED DECEMBER 2009:
External revenue:
Cigarettes	$177,584,045	$—	$—	$177,584,045
Confectionery	15,307,821	—	—	15,307,821
Health food	—	8,926,489	—	8,926,489
Tobacco, food service & other	42,122,683	—	—	42,122,683

Total external revenue	235,014,549	8,926,489	—	243,941,038
Depreciation	266,580	70,372	1,147	338,099
Amortization	49,170	—	—	49,170
Operating income (loss)	3,998,612	917,307	(1,853,914)	3,062,005
Interest expense	122,197	124,624	158,424	405,245
Income (loss) from continuing operations before taxes	3,879,649	802,830	(2,012,339)	2,670,140
Total assets	74,327,598	11,729,960	978,068	87,035,626
Capital expenditures	437,315	159,297	—	596,612

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:
•	increases in state and federal excise taxes on cigarette and tobacco products,
•	higher commodity prices which could impact food ingredient costs for many of the products we sell,
•	regulation of cigarette and tobacco products by the FDA, in addition to existing state and federal regulations by other agencies,
•	potential bans imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,
•	increases in manufacturer prices,
•	increases in inventory carrying costs and customer credit risk,
•	changes in promotional and incentive programs offered by manufacturers,
•	decreased availability of capital resources
•	demand for the Company’s products, particularly cigarette and tobacco products,
•	new business ventures or acquisitions,
•	domestic regulatory and legislative risks,
•	competition,
•	poor weather conditions,
•	increases in fuel prices,
•	consolidation trends within the convenience store industry,
•	other risks over which the Company has little or no control, and any other factors not identified herein.
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

CRITICAL ACCOUNTING ESTIMATES
Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the fiscal quarter ended December 2010.
FIRST FISCAL QUARTER 2011 (Q1 2011)
The following discussion and analysis includes the Company’s results of operations for the three months ended December 2010 and December 2009.
Wholesale Segment
Our Wholesale Segment serves approximately 4,300 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In October 2010, Convenience Store News ranked our Wholesale Segment as the ninth (9th) largest convenience store distributor in the United States based on annual sales.
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
Business Update — General
While the U.S. economy has shown modest signs of stabilization, consumer demand continues to face considerable headwinds. The national unemployment rate still stands at nearly 10%, personal savings rates have increased, and consumers have been redirecting disposal income to reduce debt levels. Additionally, many real estate markets remain depressed.
Notwithstanding the above economic conditions, we have not experienced significantly lower demand in either of our business segments. Our businesses have generally remained more resilient than many other distribution and retail formats and have performed comparatively well given the challenging operating environment.
Forward looking, we believe that the ongoing economic malaise, additional regulatory pressures, and increasing fuel and food commodity prices, as well as the potential for further increases in excises taxes, could adversely affect our sales, gross margins, and operating profits. Additionally, the long-term implications of the new healthcare legislation remains uncertain. We are, however, confident that our conservative strategy of cost containment and maintaining maximum liquidity positions us well to capture market share, execute strategic acquisitions, open new retail stores, and ultimately reward our shareholders.

Business Update — Wholesale Segment
Convenience stores constitute the largest portion of our Wholesale Segment customer base. Despite depressed economic conditions, sales in the convenience store channel remain a vibrant and growing segment in retailing. According to the September 2010 issue of Convenience Distribution (a leading trade publication published by the American Wholesale Marketers Association), in-store sales for convenience stores increased 4.9% during the 2009 calendar year.
Despite this sales growth, a number of significant structural changes loom over the convenience store industry including declining revenue from the sale of tobacco products, an increasing reliance on technology, and consolidation amongst both convenience stores and the distributors that serve them. Further, rising fuel prices are increasing carrying costs and reducing retail level fuel margins, making ongoing access to credit and capital essential. These structural changes are rapidly making economies of scale a fundamental necessity for all industry participants.
The long-term implications of the above considerations on the industry are significant. The combined impact of declining tobacco revenues as well as the availability of credit and access to capital will hinder smaller distributors and likely result in substantial industry consolidation. As one of the nation’s largest wholesale distributors, we believe the Company is well-positioned to capitalize on these trends and broaden our strategic footprint.
Business Update — Retail Segment
While natural foods remain one of the fastest growing categories in food retailing, the severity of the economic downturn, particularly in Florida, has slowed sales growth for our retail stores. We believe, however, that a loyal customer following and their continuing commitment to healthy lifestyles and environmental sustainability have helped us maintain a strong and profitable business. Both Chamberlin’s Market & Café and Akin’s Natural Foods Market have had a local market presence for over 75 years affording them tremendous brand recognition in the area of natural products.
Forward looking, we will continue to face a highly competitive environment based on the expansion of both regional and national chains. We believe, however, that our health food stores continue to offer a unique value proposition, carrying product lines not readily found in other stores, coupled with highly trained store associates. As the economy recovers and consumer confidence improves, we believe our stores will be well positioned to benefit from the long-term growth trends in natural products retailing.
RESULTS OF OPERATIONS

	For the three months ended December
			Incr
	2010	2009	(Decr)	% Change
CONSOLIDATED:
Sales /1/	$244,957,161	$243,941,038	$1,016,123	0.4
Cost of sales	227,349,439	226,713,025	636,414	0.3
Gross profit	17,607,722	17,228,013	379,709	2.2
Gross profit percentage	7.2%	7.1%

Operating expense	14,184,954	14,166,008	18,946	0.1
Operating income	3,422,768	3,062,005	360,763	11.8
Interest expense	384,583	405,245	(20,662)	(5.1)
Income tax expense	1,229,000	941,000	288,000	30.6
Income from continuing operations before income taxes	1,832,066	1,729,140	102,926	6.0

BUSINESS SEGMENTS:
Wholesale
Sales	$235,864,712	$235,014,549	$850,163	0.4
Gross profit	13,708,441	13,386,777	321,664	2.4
Gross profit percentage	5.8%	5.7%
Retail
Sales	$9,092,449	$8,926,489	$165,960	1.9
Gross profit	3,899,281	3,841,236	58,045	1.5
Gross profit percentage	42.9%	43.0%

/1/	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $3.8 million in both Q1 2011 and Q1 2010.

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

SALES — Q1 2011 vs. Q1 2010
Sales in our Wholesale Segment increased $0.9 million during Q1 2011 as compared to Q1 2010. Significant items impacting sales during Q1 2011 included the following:
•	$5.4 million increase in sales due to cigarette price increases implemented by manufacturers.
•	$7.2 million decrease in sales primarily related to the volume and mix of cigarette cartons sold.
•	$2.7 million increase in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”)
Sales in our Retail Segment increased approximately $0.2 million in Q1 2011 as compared to Q1 2010. This increase in sales is primarily related to the addition of our new retail store in Tulsa, Oklahoma, which opened during our third fiscal quarter of 2010.
GROSS PROFIT — Q1 2011 vs. Q1 2010
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
Gross profit in our Wholesale Segment increased $0.3 million in Q1 2011 as compared to Q1 2010. During Q1 2011, our gross profit benefited approximately $0.2 million due to higher sales in our Other Products categories, and approximately $0.1 million due to changes in cigarette sales volume and promotional allowances.
Gross profit for the Retail Segment increased $0.1 million in Q1 2011 as compared to Q1 2010. This increase was primarily related to the addition of our new store in Tulsa, Oklahoma.
OPERATING EXPENSE — Q1 2011 vs. Q1 2010
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
Q1 2011 operating expenses were even as compared to Q1 2010. Significant items impacting operating expenses during Q1 2011 included a $0.6 million reduction in bad debt expense and a $0.2 million decrease in insurance expense. These decreases were partially offset by a $0.5 million increase in compensation expense, a $0.1 million increase in depreciation expense, and a $0.2 million increase in other operating expenses.

INTEREST EXPENSE — Q1 2011 vs. Q1 2010
Q1 2011 interest expense was slightly lower as compared to Q1 2010. This change was primarily related to a $2.3 million reduction in average borrowings during Q1 2011 as compared to Q1 2010.
LIQUIDITY AND CAPITAL RESOURCES
Overview
•
General. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•
Operating Activities. During Q1 2011, the Company generated cash of approximately $2.2 million from operating activities. The cash generated primarily resulted from higher overall earnings and a decrease in accounts receivable, partially offset by higher inventory and prepaid assets, as well as a decrease in accounts payable.

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

•	Investing Activities. The Company used approximately $0.3 million of cash during Q1 2011 for investing activities, primarily related to capital expenditures for property and equipment.
•
Financing Activities. The Company used cash of $2.0 million for financing activities during Q1 2011. Of this amount, $1.6 million related to net payments on the Company’s credit facility, and $0.3 million related to payments on long-term debt, and $0.2 million related to dividends on the Company’s common and preferred stock. Offsetting these items was $0.1 million related to equity-based awards.

•
Cash on Hand/Working Capital. At December 2010, the Company had cash on hand of $0.3 million and working capital (current assets less current liabilities) of $39.7 million. This compares to cash on hand of $0.4 million and working capital of $39.1 million at September 2010.

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

The Facility includes a financial covenant which requires the Company to maintain a minimum debt service ratio of 1.0 to 1.0 as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at December 2010.
The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the calculated credit limit of the Facility at December 2010 was $51.0 million, of which $17.2 million was outstanding, leaving $33.8 million available.
At December 2010, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.94% at December 2010.
At December 2010, the Company had $5.9 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at December 2010.
During Q1 2011, our peak borrowings under the Facility were $40.7 million. Our average borrowings and average availability were $33.9 million and $20.6 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.
Cross Default and Co-Terminus Provisions
The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2010. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.
Dividends Payments
The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling approximately $0.2 million during both Q1 2011 and Q1 2010.
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s annual report on Form 10-K for the fiscal period ended September 30, 2010.
OTHER
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
The Company believes its liquidity position going forward will be adequate to sustain operations. However, a precipitous change in market conditions could materially impact the Company’s future revenue stream as well as its ability to collect on customer accounts receivable or secure bank credit.

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
As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control that occurred during the fiscal quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.

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

AMCON DISTRIBUTING COMPANY (registrant)
Date: January 19, 2011	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 19, 2011	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)