Form 10-Q
period 2011-03-31
AMCON DISTRIBUTING CO
filed 2011-04-19
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Registrant had 590,232 shares of its $.01 par value common stock outstanding as of April 18, 2011.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2011 and September 30, 2010

	March 2011	September 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$398,982	$356,735
Accounts receivable, less allowance for doubtful accounts of $0.8 million and $1.6 million at March 2011 and September 2010, respectively	24,800,880	27,903,689
Inventories, net	33,939,682	35,005,957
Deferred income taxes	1,518,492	1,905,974
Prepaid and other current assets	4,154,742	3,013,485
Total current assets	64,812,778	68,185,840

Property and equipment, net	11,919,797	11,855,669
Goodwill	6,149,168	6,149,168
Other intangible assets, net	4,706,394	4,807,644
Other assets	1,177,614	1,069,050
	$88,765,751	$92,067,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,307,547	$16,656,257
Accrued expenses	6,569,164	6,007,900
Accrued wages, salaries and bonuses	2,080,139	3,161,817
Income taxes payable	531,884	2,366,667
Current maturities of long-term debt	745,177	893,291
Total current liabilities	26,233,911	29,085,932

Credit facility	14,980,497	18,816,709
Deferred income taxes	1,145,250	1,075,861
Long-term debt, less current maturities	4,902,732	5,226,586
Other long-term liabilities	71,061	587,479
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, liquidation preference $25.00 per share	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized and issued, liquidation preference $25.00 per share	2,000,000	2,000,000

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 180,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 590,232 shares outstanding at March 2011 and 577,432 shares outstanding at September 2010	5,902	5,774
Additional paid-in capital	9,482,317	8,376,640
Retained earnings	27,444,081	24,392,390
Total shareholders’ equity	36,932,300	32,774,804
	$88,765,751	$92,067,371

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2011 and 2010

	For the three months ended March		For the six months ended March
	2011	2010	2011	2010
Sales (including excise taxes of $70.8 million and $76.9 million, and $152.1 million and $158.4 million, respectively)	$216,603,039	$230,499,129	$461,560,200	$474,440,167
Cost of sales	200,233,927	213,558,955	427,583,366	440,271,980
Gross profit	16,369,112	16,940,174	33,976,834	34,168,187

Selling, general and administrative expenses	12,909,642	13,365,802	26,597,013	27,144,541
Depreciation and amortization	507,133	415,572	1,004,716	802,841
	13,416,775	13,781,374	27,601,729	27,947,382
Operating income	2,952,337	3,158,800	6,375,105	6,220,805

Other expense (income):
Interest expense	263,872	368,425	648,455	773,670
Other (income), net	(45,211)	(23,046)	(68,092)	(36,426)
	218,661	345,379	580,363	737,244
Income from operations before income tax	2,733,676	2,813,421	5,794,742	5,483,561
Income tax expense	1,149,000	1,022,000	2,378,000	1,963,000
Net income	1,584,676	1,791,421	3,416,742	3,520,561
Preferred stock dividend requirements	(73,239)	(73,239)	(148,106)	(148,106)
Net income available to common shareholders	$1,511,437	$1,718,182	$3,268,636	$3,372,455

Basic earnings per share available to common shareholders:	$2.56	$3.05	$5.60	$6.00
Diluted earnings per share available to common shareholders:	$2.05	$2.40	$4.47	$4.72

Basic weighted average shares outstanding	589,454	564,216	583,986	562,145
Diluted weighted average shares outstanding	771,738	746,873	765,067	745,773

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,416,742	$3,520,561
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	845,120	678,860
Amortization	159,596	123,981
Gain on sale of property and equipment	(8,722)	(16,935)
Stock based compensation	1,514,567	267,464
Net excess tax benefit on equity-based awards	(125,904)	(130,126)
Deferred income taxes	456,871	(34,196)
Provision for (recoveries) losses on doubtful accounts	(843,000)	178,367
Provision for losses on inventory obsolescence	26,538	16,393
Other	(4,022)	—

Changes in assets and liabilities:
Accounts receivable	3,945,809	491,271
Inventories	1,039,737	1,125,441
Prepaid and other current assets	(1,141,257)	(519,415)
Other assets	(108,564)	(47,087)
Accounts payable	(319,457)	1,144,665
Accrued expenses and accrued wages, salaries and bonuses	(1,625,822)	(1,878,536)
Income tax payable	(1,708,879)	(2,977,213)
Net cash flows from operating activities	5,519,353	1,943,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(957,254)	(1,102,929)
Proceeds from sales of property and equipment	27,475	42,905
Acquisition	—	(3,099,836)
Net cash flows from investing activities	(929,779)	(4,159,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on bank credit agreements	(3,836,212)	3,025,076
Principal payments on long-term debt	(471,968)	(433,443)
Proceeds from exercise of stock options	—	68,965
Net excess tax benefit on equity-based awards	125,904	130,126
Dividends paid on convertible preferred stock	(148,106)	(148,106)
Dividends on common stock	(216,945)	(206,759)
Net cash flows from financing activities	(4,547,327)	2,435,859
Net change in cash	42,247	219,494

Cash, beginning of period	356,735	309,914
Cash, end of period	$398,982	$529,408

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$668,389	$760,727
Cash paid during the period for income taxes	3,630,007	4,974,408

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	8,953	85,939

Business acquisition:
Inventory	—	1,981,498
Property and equipment	—	122,978
Customer relationships intangible asset	—	1,620,000
Goodwill	—	300,360
Note payable	—	500,000
Contingent consideration	—	425,000

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2011 and March 31, 2010 have been referred to throughout this quarterly report as Q2 2011 and Q2 2010, respectively. The fiscal balance sheet dates as of March 31, 2011, March 31, 2010, and September 30, 2010 have been referred to as March 2011, March 2010, and September 2010, respectively.

Notes to Condensed Consolidated Unaudited Financial Statements — (Continued)

2. CONVERTIBLE PREFERRED STOCK:

The Company has two series of convertible preferred stock outstanding at March 2011 as identified in the following table:

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

In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value and at the option of the holder. The Series A Preferred Stock is owned by Mr. Chris Atayan, AMCON’s Chief Executive Officer and Chairman of the Board who, under certain conditions, has a right to nominate members of our Board of Directors. The Series B Preferred Stock is owned by an institutional investor which has the right to nominate one member of our Board of Directors, pursuant to the voting rights in the Certificate of Designation creating the Series B Preferred Stock. Christopher H. Atayan was nominated to this seat in 2004.

3. INVENTORIES

Inventories consisted of finished goods at March 2011 and September 2010 and are stated at the lower of cost, determined on a first in first out, or FIFO basis, or market. The Wholesale Segment and Retail Segment inventories consist of products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods include total reserves of approximately $0.8 million at both March 2011 and September 2010. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based on an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	March 2011	September 2010
Wholesale Segment	$4,236,291	$4,236,291
Retail Segment	1,912,877	1,912,877
	$6,149,168	$6,149,168

Notes to Condensed Consolidated Unaudited Financial Statements — (Continued)

Other intangible assets of the Company consisted of the following:

	March 2011	September 2010
Trademarks and tradenames	$3,373,269	$3,373,269
Customer relationships (less accumulated amortization of $286,875 and $185,625 at March 2011 and September 2010, respectively)	1,333,125	1,434,375
	$4,706,394	$4,807,644

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year.

At March 2011, intangible assets considered to have finite lives represented acquired customer relationships. These customer relationships are being amortized over eight years.  Amortization expense related to these assets totaled $0.1 million in each of the six month periods ended March 2011 and March 2010. In addition, these relationships are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense for customer relationships for the periods subsequent to March 2011 is as follows:

Customer relationships	March 2011
Fiscal 2011 (1)	$101,250
Fiscal 2012	202,500
Fiscal 2013	202,500
Fiscal 2014	202,500
Fiscal 2015	202,500
Thereafter	421,875
$1,333,125

(1)   Represents amortization for the remaining six months of Fiscal 2011.

5. DIVIDENDS:

The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling $0.2 million and $0.4 million for the three and six months ended, respectively, at both March 2011 and March 2010.

Notes to Condensed Consolidated Unaudited Financial Statements — (Continued)

6. EARNINGS PER SHARE

Basic earnings per share available to common shareholders is calculated by dividing income from continuing operations less preferred stock dividend requirements by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing income from continuing operations less preferred stock dividend requirements (when anti-dilutive) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. There were no anti-dilutive stock options or potential common stock options at either March 2011 or March 2010.

	For the three months ended March
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	589,454	589,454	564,216	564,216
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	182,284	—	182,657
Weighted average number of shares outstanding	589,454	771,738	564,216	746,873
Income from operations	$1,584,676	$1,584,676	$1,791,421	$1,791,421
Deduct: convertible preferred stock dividends (2)	(73,239)	—	(73,239)	—
Net income available to common shareholders	1,511,437	1,584,676	1,718,182	1,791,421

Net earnings per share available to common shareholders	$2.56	$2.05	$3.05	$2.40

(1)   Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

(2)   Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the six months ended March
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	583,986	583,986	562,145	562,145
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	181,081	—	183,628
Weighted average number of shares outstanding	583,986	765,067	562,145	745,773
Income from operations	$3,416,742	$3,416,742	$3,520,561	$3,520,561
Deduct: convertible preferred stock dividends (2)	(148,106)	—	(148,106)	—
	3,268,636	3,416,742	3,372,455	3,520,561

Net earnings per share available to common shareholders	$5.60	$4.47	$6.00	$4.72

(1)   Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

(2)   Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

Notes to Condensed Consolidated Unaudited Financial Statements — (Continued)

7. DEBT

At March 2011, the Company had a credit agreement (the “Facility”) with Bank of America which included the following significant terms.

Significant Terms

•    A January 1, 2012 maturity date and a $55.0 million revolving credit limit.

•    Contains an evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of the original term of the agreement or the end of any renewal period.

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

The Facility includes a financial covenant which requires the Company to maintain a 1.0 to 1.0 fixed charge coverage ratio of as measured by the previous twelve month period then ended. The Company was in compliance with this covenant at March 2011.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day based on our collateral and loan limits as defined in the Facility agreement.  The Company’s calculated credit limit of the Facility at March 31 was $48.0 million of which $15.0 million was outstanding leaving $33.0 million available.

At March 2011, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.01% at March 2011. At March 2011, the Company had $5.6 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at March 2011.

As discussed in Note 10, on April 18, 2011 the Company renewed and extended its credit facility through April 2014.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2011. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Notes to Condensed Consolidated Unaudited Financial Statements — (Continued)

Other

AMCON has issued a letter of credit for $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash.  The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  As of March 2011, a total of 87,900 shares of common stock had been issued pursuant to the Omnibus Plan and another 62,100 shares may be issued under the plan.

Stock Options

During the Company’s third fiscal quarter of 2010, the Compensation Committee of the Board of Directors awarded various employees of the Company incentive stock options to purchase 6,000 shares of the Company’s common stock.  These awards vest annually in equal installments over a five year service period and have an exercise price of $51.50 per share.

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

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules up to five years in length.  Stock options issued and outstanding to management employees at March 2011 are summarized as follows:

Date	Exercise Price	Number of Options Outstanding	Number Exercisable
Fiscal 2003	$28.80	84	84
Fiscal 2007	$18.00	25,000	25,000
Fiscal 2010	$51.50	5,500	—
		30,584	25,084

Stock options issued and outstanding to the Company’s outside directors at March 2011 are summarized as follows:

Date	Exercise Price	Number of Options Outstanding	Number Exercisable
Fiscal 2002	$26.94	834	834

Notes to Condensed Consolidated Unaudited Financial Statements — (Continued)

The following summarizes all stock options issued and outstanding at March 2011:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2002 Options	$26.94	834	1.37 years	$26.94	834	$26.94
2003 Options	$28.80	84	1.57 years	$28.80	84	$28.80
2007 Options	$18.00	25,000	5.70 years	$18.00	25,000	$18.00
2010 Options	$51.50	5,500	9.08 years	$51.50	—	—
		31,418		$24.13	25,918	$18.32

The following is a summary of stock options activity for the six months ended March 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2010	31,918	$24.56
Granted	—	—
Exercised	—	—
Forfeited/Expired	(500)	$51.50
Outstanding at March 2011	31,418	$24.13

At March 2011, total unamortized compensation expense related to stock options was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next 49 months.

Restricted Stock Units

During the first fiscal quarter of 2011, the Compensation Committee of the Board of Directors authorized and approved the following restricted stock units awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plan:

	Restricted Stock Units (1)	Restricted Stock Units (2)
Date of award:	November 22, 2010	November 22, 2010
Number of shares:	38,400	12,000
Service period:	24 months	36 months
Estimated fair value of award at grant date:	$2,765,000	$864,000
Fair value of outstanding (non-vested) awards at March 2011:	$2,053,000	$962,000

(1)   12,800 of the restricted stock unit awards were vested at Q2 2011. The remaining 25,600 restricted stock units will vest in equal amounts (12,800 per year) on October 26, 2011 and October 26, 2012.

(2)   The 12,000 restricted stock units will vest in equal amounts (4,000 per year) on November 22, 2011, November 22 2012, and November 22, 2013.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting.  Based on these award provisions, the compensation expense recorded in the Company’s Condensed Statement of Operations reflects the straight-line amortized fair value based on the period end closing price.

Notes to Condensed Consolidated Unaudited Financial Statements — (Continued)

For the three and six months ended March 2011, net income before income taxes included compensation expense of $0.3 million and $1.5 million, respectively, related to the amortization of the Company’s restricted stock unit awards.  Total unamortized compensation expense for these awards based on the March 2011 closing price was approximately $2.5 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 23 months (the weighted-average period). The following summarizes restricted stock unit activity under the Omnibus Plan for the six months ended March 2011:

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2010	—	$—
Granted	50,400	$72.01
Vested	(12,800)	$72.50
Expired	—	$—
Nonvested restricted stock units at March 2011	37,600	$80.20

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2011:
External revenue:
Cigarettes	$154,090,343	$—	$—	$154,090,343
Confectionery	14,258,544	—	—	14,258,544
Health food	—	9,908,134	—	9,908,134
Tobacco, food service & other	38,346,018	—	—	38,346,018
Total external revenue	206,694,905	9,908,134	—	216,603,039
Depreciation	318,398	107,219	938	426,555
Amortization	80,578	—	—	80,578
Operating income (loss)	3,153,065	1,116,996	(1,317,724)	2,952,337
Interest expense	115,095	96,438	52,339	263,872
Income (loss) from continuing operations before taxes	3,054,200	1,026,304	(1,346,828)	2,733,676
Total assets	74,636,163	13,098,611	1,030,977	88,765,751
Capital expenditures	602,351	61,866	—	664,217

THREE MONTHS ENDED MARCH 2010:
External revenue:
Cigarettes	$166,914,751	$—	$—	$166,914,751
Confectionery	14,887,515	—	—	14,887,515
Health food	—	9,492,904	—	9,492,904
Tobacco, food service & other	39,203,959	—	—	39,203,959
Total external revenue	221,006,225	9,492,904	—	230,499,129
Depreciation	271,131	68,483	1,147	340,761
Amortization	74,811	—	—	74,811
Operating income (loss)	3,535,284	1,093,182	(1,469,666)	3,158,800
Interest expense	124,994	115,666	127,765	368,425
Income (loss) from continuing operations before taxes	3,422,768	987,668	(1,597,015)	2,813,421
Total assets	78,290,787	12,198,955	1,034,096	91,523,838
Capital expenditures	166,270	340,048	—	506,318

Notes to Condensed Consolidated Unaudited Financial Statements — (Continued)

	Wholesale Segment	Retail Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2011:
External revenue:
Cigarettes	$329,862,580	$—	$—	$329,862,580
Confectionery	30,127,596	—	—	30,127,596
Health food	—	19,000,583	—	19,000,583
Tobacco, food service & other	82,569,441	—	—	82,569,441
Total external revenue	442,559,617	19,000,583	—	461,560,200
Depreciation	628,630	214,615	1,875	845,120
Amortization	159,596	—	—	159,596
Operating income (loss)	8,090,052	1,909,085	(3,624,032)	6,375,105
Interest expense	226,164	199,988	222,303	648,455
Income (loss) from continuing operations before taxes	7,882,840	1,720,389	(3,808,487)	5,794,742
Total assets	74,636,163	13,098,611	1,030,977	88,765,751
Capital expenditures	850,098	107,156	—	957,254

SIX MONTHS ENDED MARCH 2010:
External revenue:
Cigarettes	$344,498,796	$—	$—	$344,498,796
Confectionery	30,195,336	—	—	30,195,336
Health food	—	18,419,393	—	18,419,393
Tobacco, food service & other	81,326,642	—	—	81,326,642
Total external revenue	456,020,774	18,419,393	—	474,440,167
Depreciation	537,711	138,855	2,294	678,860
Amortization	123,981	—	—	123,981
Operating income (loss)	7,533,896	2,010,489	(3,323,580)	6,220,805
Interest expense	247,191	240,290	286,189	773,670
Income (loss) from continuing operations before taxes	7,302,417	1,790,498	(3,609,354)	5,483,561
Total assets	78,290,787	12,198,955	1,034,096	91,523,838
Capital expenditures	603,584	499,345	—	1,102,929

10. SUBSEQUENT EVENTS

On April 18, 2011, the Company executed a Second Amended and Restated Revolving Line of Credit Agreement with Bank of America. This new credit agreement replaces the Company’s existing Facility with Bank of America which was scheduled to mature in January 2012. The significant provisions of the new credit agreement include the following:

•    April 2014 maturity date and a $55.0 million revolving credit limit.

•    Includes a loan accordion allowing the Company to increase the size of the credit facility agreement up to $25.0 million.

•    Provides for an additional $5.0 million of credit advances available for certain inventory purchases.

•    Contains an evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of the original term of the agreement or the end of any renewal period.

•    Includes a prepayment penalty equal to one-half of one percent (½%) if the Company prepays the entire Facility or terminates it in year one of the agreement, and one-quarter of one percent (¼%) if the Company prepays the entire Facility or terminates it in year two of the agreement. The prepayment penalty is calculated based on the maximum loan amount.

Notes to Condensed Consolidated Unaudited Financial Statements — (Continued)

10. SUBSEQUENT EVENTS (continued)

•    The Facility bears interest at either the bank’s prime rate or at LIBOR plus 175 basis points, at the election of the Company.

•    Lending limits subject to accounts receivable and inventory limitations.

•    An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•    Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•    Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis.

•    Includes a financial covenant requiring a fixed charge coverage ratio of at least 1.0, measured only if excess credit facility availability falls below $5.5 million.

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

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•    increases in state and federal excise taxes on cigarette and tobacco products,

•    higher commodity prices which could impact food ingredient costs for many of the products we sell,

•    regulation of cigarette and tobacco products by the FDA, in addition to existing state and federal regulations by other agencies,

•    potential bans imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products such as products including menthol additives,

•    increases in manufacturer prices,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the fiscal quarter ended March 2011.

SECOND FISCAL QUARTER 2011 (Q2 2011)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2011 and March 2010.

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

Business Update — General

While the United States economy has shown signs of stabilization, consumer demand has generally remained flat.  Higher fuel and food commodity prices, combined with ongoing high unemployment rates, has left consumers price sensitive and extremely value conscious. Additionally, many real estate markets remain depressed as prices continue to decline. Our businesses have generally remained more resilient than many other distribution and retail formats and have performed comparatively well given the challenging operating environment.

Forward looking, we believe the possibility of additional regulatory pressures and higher excise taxes could adversely affect our sales, gross margins, and operating profits. Additionally, the long-term implications of the new healthcare legislation remains uncertain. We are, however, confident that our conservative strategy of cost containment and maintaining maximum liquidity positions us well to capture market share, execute strategic acquisitions, open new retail stores, and ultimately reward our shareholders.

Business Update — Wholesale Segment

The competitive landscape in our wholesale distribution business is intensifying on a number of fronts. Convenience stores, which constitute the largest portion of our customer base, continue to remake their businesses, focusing on food service offerings such as hot on-the-go meals and over-sized beverage and coffee bars.  Most recently, higher fuel and food commodity prices have began to stress discretionary consumer spending, squeezing profit margins for our customers. These factors are driving consolidation among convenience stores, as business owners seek to maximize economies of scale. Wholesale distributors who service convenience stores are challenged by the same structural and macro-economic issues.  Declining revenue streams from tobacco products, higher inventory carrying costs, shrinking profit margins, and access to capital have accelerated consolidation among wholesale distributors.

Despite these issues, we believe the current market conditions offer some unique opportunities. The ability of smaller distributors to compete moving forward will be difficult, presenting our Company with more attractive acquisition opportunities and the ability to expand our geographic reach.  Further, the long-term sustainability of the convenience store industry remains strong.  According to a January 2011 report by the National Association of Convenience Stores (NACS), the total number of convenience stores nation-wide grew to a record high of 146,000 during the 2010 calendar year, more than the total number of other competing retail channel locations (supermarkets, drug stores, and mass merchandiser/dollar stores) in the United States combined.  Furthermore, the industry remains highly fragmented with independent single-store operators still accounting for more than 63% of all stores, a market segment our Company specializes in serving. While the particular products sold by convenience stores may evolve and change over time, we feel the primary value they convey (speedy service for time starved customers) will not.

Business Update — Retail Segment

Natural foods remain one of the fastest growing categories in food retailing.  Our business has also benefited from a loyal customer following, enabling us to maintain a strong and profitable business.  Both Chamberlin’s Market & Café and Akin’s Natural Foods Market have had a local market presence for over 75 years affording them tremendous brand recognition in the area of natural products.

Forward looking, we will continue to face a highly competitive environment based on the expansion of both regional and national chains. While our stores have recently shown a modest improvement in sales, higher food commodity prices may dampen near term sales growth. We believe, however, that our health food stores continue to offer a unique value proposition, carrying product lines not readily found in other stores, coupled with highly trained store associates. As the economy continues to recover and consumer confidence improves, we believe our stores will be well positioned to benefit from the long-term growth trends in natural products retailing.

RESULTS OF OPERATIONS

	For the three months ended March
	2011	2010	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$216,603,039	$230,499,129	$(13,896,090)	(6.0)
Cost of sales	200,233,927	213,558,955	(13,325,028)	(6.2)
Gross profit	16,369,112	16,940,174	(571,062)	(3.4)
Gross profit percentage	7.6%	7.3%

Operating expense	13,416,775	13,781,374	(364,599)	(2.6)
Operating income	2,952,337	3,158,800	(206,463)	(6.5)
Interest expense	263,872	368,425	(104,553)	(28.4)
Income tax expense	1,149,000	1,022,000	127,000	12.4
Income from continuing operations before income taxes	1,584,676	1,791,421	(206,745)	(11.5)

BUSINESS SEGMENTS:
Wholesale
Sales	$206,694,905	$221,006,225	$(14,311,320)	(6.5)
Gross profit	12,091,918	12,809,400	(717,482)	(5.6)
Gross profit percentage	5.9%	5.8%
Retail
Sales	$9,908,134	$9,492,904	$415,230	4.4
Gross profit	4,277,194	4,130,774	146,420	3.5
Gross profit percentage	43.2%	43.5%

(1)     Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $3.5 million in Q2 2011 and $3.7 million in Q2 2010.

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

SALES — Q2 2011 vs. Q2 2010

Sales in our Wholesale Segment decreased $14.3 million during Q2 2011 as compared to Q2 2010.  Significant items impacting sales during Q2 2011 included a $5.9 million increase in sales due to cigarette price increases implemented by manufacturers, a $18.7 million decrease in sales primarily related to the volume and mix of cigarette cartons sold, and a $1.5 million decrease in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).

Sales in our Retail Segment increased approximately $0.4 million in Q2 2011 as compared to Q2 2010. The increase in sales is primarily related to the addition of our new retail store in Tulsa, Oklahoma which opened during our third fiscal quarter of 2010, as well as higher overall sales in our Florida market stores.

GROSS PROFIT — Q2 2011 vs. Q2 2010

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

Gross profit in our Wholesale Segment decreased $0.7 million in Q2 2011 as compared to Q2 2010.  This decrease is primarily related to lower overall sales in our cigarette and Other Products categories.

Gross profit for the Retail Segment increased $0.1 million in Q2 2011 as compared to Q2 2010. This increase was primarily related to the additional sales generated by our new retail store in Tulsa, Oklahoma, as well as improved sales in our Florida market retail stores

OPERATING EXPENSE — Q2 2011 vs. Q2 2010

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

Q2 2011 operating expenses decreased $0.4 million as compared to Q2 2010.  Significant items impacting operating expenses during Q2 2011 included a $0.4 million reduction in bad debt expense and a $0.1 million decrease in compensation costs. These decreases were partially offset by a $0.1 million increase in depreciation and other operating expenses.

INTEREST EXPENSE — Q2 2011 vs. Q2 2010

Q2 2011 interest expense decreased $0.1 million as compared to Q2 2010. This change was primarily related to a $12.0 million reduction in average borrowings during Q2 2011 as compared to Q2 2010.

RESULTS OF OPERATIONS — SIX MONTHS ENDED MARCH 2011:

	For the six months
	ended March
			Incr
	2011	2010	(Decr)	% Change
CONSOLIDATED:
Sales	$461,560,200	$474,440,167	$(12,879,967)	(2.7)
Cost of sales	427,583,366	440,271,980	(12,688,614)	(2.9)
Gross profit	33,976,834	34,168,187	(191,353)	(0.6)
Gross profit percentage	7.4%	7.2%

Operating expenses	27,601,729	27,947,382	(345,653)	(1.2)
Operating income	6,375,105	6,220,805	154,300	2.5
Interest expense	648,455	773,670	(125,215)	(16.2)
Income tax expense	2,378,000	1,963,000	415,000	21.1
Income from continuing operations before income taxes	3,416,742	3,520,561	(103,819)	(2.9)

BUSINESS SEGMENTS:
Wholesale
Sales	$442,559,617	$456,020,774	$(13,461,157)	(3.0)
Gross profit	25,800,359	26,196,176	(395,817)	(1.5)
Gross profit percentage	5.8%	5.7%
Retail
Sales	$19,000,583	$18,419,393	$581,190	3.2
Gross profit	8,176,475	7,972,011	204,464	2.6
Gross profit percentage	43.0%	43.3%

(1)          Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $7.3 million for the six months ended March 2011 and $7.5 million for the six months ended March 2010.

SALES — Six Months Ended March 2011

Sales in our Wholesale Segment decreased $13.5 million for the six months ended March 2011 as compared to the same prior year period.  Significant items impacting our Wholesale Segment sales for the six months ended March 2011 included a $11.3 million increase in sales due to cigarette price increases implemented by manufacturers, a $26.0 million decrease in sales primarily related to the volume and mix of cigarette cartons sold, and a $1.2 million increase in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).

Sales in our Retail Segment for the six months ended March 2011 increased approximately $0.6 million as compared to the same prior year period.  Of this increase, approximately $0.4 million related to the addition of our new retail store in Tulsa, Oklahoma and $0.2 million related to higher overall sales in our existing retail stores.

GROSS PROFIT — Six Months Ended March 2011

Gross profit in our Wholesale Segment decreased $0.4 million for the six month period ended March 2011 as compared to the same prior year period. This decrease is primarily related to lower overall sales in our cigarette category.

Gross profit for the Retail Segment increased $0.2 million for the six month period ended March 2011 as compared to the same period year period. This increase was primarily related to the additional sales generated by our new Tulsa, Oklahoma retail store, as well as higher overall sales in our existing stores.

OPERATING EXPENSE — Six Months Ended March 2011

Operating expenses decreased $0.3 million for the six months ended March 2011 as compared to the same prior year period. Significant items impacting operating expenses during the current period included a $1.0 million reduction in bad debt expense, and a $0.2 million increase in fuel expenses, a $0.2 increase in depreciation expense, and a $0.3 increase in compensation and other operating expenses.

INTEREST EXPENSE — Six Months Ended March 2011

Interest expense for the six months ended March 2011 decreased $0.1 million as compared to the same prior year period. This change in interest expense primarily resulted from a $12.0 reduction in average credit facility borrowings during our second fiscal quarter (Q2 2011).

LIQUIDITY AND CAPITAL RESOURCES

Overview

General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

Operating Activities.  The Company generated cash of approximately $5.5 million from operating activities during the six months ended March 2011. The cash generated primarily resulted from a decrease in accounts receivable and inventory, partially offset by higher prepaid assets, as well as a decrease in accrued compensation expenses and income tax payable.

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

Investing Activities.  The Company used approximately $0.9 million of cash during the six month period ended March 2011 for investing activities, primarily related to capital expenditures for property and equipment.

Financing Activities.  The Company used cash of $4.5 million for financing activities during the six months ended March 2011.  Of this amount, $3.8 million related to net payments on the Company’s credit facility, and $0.5 million related to payments on long-term debt, and $0.3 million related to dividends on the Company’s common and preferred stock. Offsetting these items was $0.1 million related to equity-based awards.

Cash on Hand/Working Capital.   At March 2011, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of $38.6 million. This compares to cash on hand of $0.4 million and working capital of $39.1 million at September 2010.

CREDIT AGREEMENT

On April 18, 2011, the Company executed a Second Amended and Restated Revolving Line of Credit Agreement with Bank of America. This new credit agreement replaces the Company’s existing Facility with Bank of America which was scheduled to mature in January 2012. The significant provisions of the new credit agreement include the following:

•             April 2014 maturity date and a $55.0 million revolving credit limit.

•             Includes a loan accordion allowing the Company to increase the size of the credit facility agreement up to $25.0 million.

•             Provides for an additional $5.0 million of credit advances available for certain inventory purchases.

•             Contains an evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of the original term of the agreement or the end of any renewal period.

•             Includes a prepayment penalty equal to one-half of one percent (½%) if the Company prepays the entire Facility or terminates it in year one of the agreement, and one-quarter of one percent (¼%) if the Company prepays the entire Facility or terminates it in year two of the agreement. The prepayment penalty is calculated based on the maximum loan amount.

CREDIT AGREEMENT (continued)

•            The Facility bears interest at either the bank’s prime rate or at LIBOR plus 175 basis points, at the election of the Company.

•             Lending limits subject to accounts receivable and inventory limitations.

•             An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•             Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•             Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis.

•             Includes a financial covenant requiring a fixed charge coverage ratio of at least 1.0, measured only if excess credit facility availability falls below $5.5 million.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the calculated credit limit of the Facility at March 2011 was $48.0 million, of which $15.0 million was outstanding, leaving $33.0 million available.

At March 2011, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.01% at March 2011.

At March 2011, the Company had $5.6 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at March 2011.

For the six months ended March 2011, our peak borrowings under the Facility were $40.7 million and our average borrowings and average availability were $26.3 million and $24.4 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2011.  In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling $0.2 million and $0.4 million for the three and six months ended, respectively, at both March 2011 and March 2010.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not Applicable

Item 4.      (Removed and Reserved)

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1	Second Amended and Restated Revolving Line of Credit Agreement, dated April 18, 2011, between the Company and Bank of America, as agent.

10.2	Form of Stock Option Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms.

10.3	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms.

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 19, 2011	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 19, 2011	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)