Form 10-Q
period 2011-06-30
AMCON DISTRIBUTING CO
filed 2011-07-19
CIK 928465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Registrant had 609,320 shares of its $.01 par value common stock outstanding as of July 18, 2011.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2011 and September 30, 2010

	June 2011	September 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$1,330,474	$356,735
Accounts receivable, less allowance for doubtful accounts of $0.8 million and $1.6 million at June 2011 and September 2010, respectively	34,508,718	27,903,689
Inventories, net	59,663,739	35,005,957
Deferred income taxes	1,584,981	1,905,974
Prepaid and other current assets	6,492,944	3,013,485
Total current assets	103,580,856	68,185,840

Property and equipment, net	14,087,436	11,855,669
Goodwill	6,149,168	6,149,168
Other intangible assets, net	5,747,387	4,807,644
Other assets	1,255,596	1,069,050
	$130,820,443	$92,067,371
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,249,594	$16,656,257
Accrued expenses	7,298,871	6,007,900
Accrued wages, salaries and bonuses	2,605,329	3,161,817
Income taxes payable	510,945	2,366,667
Current maturities of long-term debt	1,466,525	893,291
Total current liabilities	31,131,264	29,085,932

Credit facility	47,350,031	18,816,709
Deferred income taxes	2,276,551	1,075,861
Long-term debt, less current maturities	6,521,334	5,226,586
Other long-term liabilities	431,524	587,479
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, liquidation preference $25.00 per share	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 62,000 shares outstanding at June 2011 and 80,000 shares outstanding at September 2010, liquidation preference $25.00 per share	1,550,000	2,000,000

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 162,000 and 180,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 609,320 shares outstanding at June 2011 and 577,432 shares outstanding at September 2010	6,093	5,774
Additional paid-in capital	9,960,895	8,376,640
Retained earnings	29,092,751	24,392,390
Total shareholders’ equity	39,059,739	32,774,804
	$130,820,443	$92,067,371

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2011 and 2010

	For the three months ended June		For the nine months ended June
	2011	2010	2011	2010
Sales (including excise taxes of $85.9 million and $87.9 million, and $238.1 million and $246.3 million, respectively)	$263,828,199	$267,062,440	$725,388,399	$741,502,607
Cost of sales	245,610,146	247,932,676	673,193,512	688,204,656
Gross profit	18,218,053	19,129,764	52,194,887	53,297,951

Selling, general and administrative expenses	13,781,556	14,070,483	40,378,569	41,215,024
Depreciation and amortization	519,099	440,466	1,523,815	1,243,307
	14,300,655	14,510,949	41,902,384	42,458,331
Operating income	3,917,398	4,618,815	10,292,503	10,839,620

Other expense (income):
Interest expense	372,525	370,873	1,020,980	1,144,543
Other (income), net	(73,878)	(32,758)	(141,970)	(69,184)
	298,647	338,115	879,010	1,075,359
Income from operations before income tax	3,618,751	4,280,700	9,413,493	9,764,261
Income tax expense	1,791,000	1,532,000	4,169,000	3,495,000
Net income	1,827,751	2,748,700	5,244,493	6,269,261
Preferred stock dividend requirements	(70,649)	(74,052)	(218,755)	(222,158)
Net income available to common shareholders	$1,757,102	$2,674,648	$5,025,738	$6,047,103

Basic earnings per share available to common shareholders:	$2.93	$4.72	$8.53	$10.73
Diluted earnings per share available to common shareholders:	$2.36	$3.67	$6.81	$8.39

Basic weighted average shares outstanding	599,281	566,224	589,084	563,505
Diluted weighted average shares outstanding	775,416	749,350	769,870	747,035

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,244,493	$6,269,261
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,268,397	1,043,186
Amortization	255,418	200,121
Gain on sale of property and equipment	(37,177)	(31,843)
Stock based compensation	1,740,969	376,422
Net excess tax benefit on equity-based awards	(125,904)	(130,126)
Deferred income taxes	1,521,683	(380,575)
Provision for (recoveries) losses on doubtful accounts	(768,000)	750,489
Provision for losses on inventory obsolescence	104,871	82,778
Other	(6,033)	77,094

Changes in assets and liabilities net of effects of business acquisition:
Accounts receivable	3,044,399	(2,325,168)
Inventories	(20,191,024)	(4,923,666)
Prepaid and other current assets	(3,444,459)	(2,830,201)
Other assets	(186,546)	(35,850)
Accounts payable	2,598,310	3,388,920
Accrued expenses and accrued wages, salaries and bonuses	(824,500)	(375,910)
Income tax payable	(1,729,818)	(1,326,635)
Net cash flows from operating activities	(11,534,921)	(171,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,641,035)	(1,423,912)
Proceeds from sales of property and equipment	64,375	62,406
Acquisition	(13,368,057)	(3,099,836)
Net cash flows from investing activities	(14,944,717)	(4,461,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	28,533,322	5,646,484
Principal payments on long-term debt	(684,108)	(682,574)
Proceeds from exercise of stock options	22,391	126,973
Net excess tax benefit on equity-based awards	125,904	130,126
Dividends paid on convertible preferred stock	(218,755)	(222,158)
Dividends on common stock	(325,377)	(310,358)
Net cash flows from financing activities	27,453,377	4,688,493
Net change in cash	973,739	55,448

Cash, beginning of period	356,735	309,914
Cash, end of period	$1,330,474	$365,362

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$994,280	$1,141,934
Cash paid during the period for income taxes	4,377,134	5,202,208

Supplemental disclosure of non-cash information:
Conversion by holders of Series B Convertible Preferred Stock to common stock	450,000	—
Equipment acquisitions classified as accounts payable	33,233	35,866
Acquisition of equipment through capital leases	—	14,969

Business acquisition (see Note 2):
Accounts receivable	8,881,428	—
Inventory	4,571,629	1,981,498
Property and equipment	1,891,000	122,978
Prepaid assets	35,000	—
Non-competition agreement	444,428	—
Customer relationships intangible assets	661,090	1,620,000
Goodwill	—	300,360
Accrued expenses	(120,000)	—
Note payable	(2,552,090)	(500,000)
Amount due under non-competition agreement	(444,428)	—
Contingent consideration due	—	(425,000)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

•	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products in the Central, Rocky Mountain, Southern, and Southeastern regions of the United States.

•	Our retail health food segment (“Retail Segment”) operates fourteen health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment serves approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In October 2010, “Convenience Store News” ranked our Wholesale Segment as the ninth (9th) largest convenience store distributor in the United States based on annual sales.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2011 and June 30, 2010 have been referred to throughout this quarterly report as Q3 2011 and Q3 2010, respectively. The fiscal balance sheet dates as of June 30, 2011, June 30, 2010, and September 30, 2010 have been referred to as June 2011, June 2010, and September 2010, respectively.

2. ACQUISITIONS

On May 27, 2011, the Company, through its wholly-owned subsidiary, acquired the convenience store distribution assets of L.P. Shanks Company Inc. (“LPS”).  LPS was a wholesale distributor to convenience stores in Tennessee, Kentucky, Georgia, Virginia, West Virginia, and North Carolina with annual sales of approximately $200 million. In exchange for certain accounts receivable, inventory, fixed assets, and customer lists of LPS, the Company paid $13.4 million in cash, issued a $2.6 million note payable  to the seller due in quarterly installments over three years bearing interest at 4% annually, and will pay $0.5 million in quarterly installments over five years related to a non-competition agreement with the seller. The Company also entered into warehouse leases with the seller and assumed certain operating leases in conjunction with the transaction. No significant liabilities were assumed in connection with the transaction and the costs incurred to effectuate the acquisition were  expensed as incurred. The transaction was funded through the Company’s existing credit facility and the issuance of a note payable to the seller. The acquisition expands the Company’s strategic footprint in the Southeastern portion of the United States and enhances our ability to service customers in that region.

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

Total Consideration	Amount (in millions)
Cash	$13.4
Note payable	2.6
Non-competition agreement	0.4
Total fair value of consideration transferred	$16.4

Recognized amounts of identifiable assets acquired

	Amount (in millions)	Weighted Average Amortization Period
Accounts Receivable	$8.9	—
Inventory	4.6	—
Property and equipment	1.9	5 years
Identifiable intangible assets:
Non-competition agreement	0.4	5 years
Customer relationships	0.7	8 years
Liabilities	(0.1)
Total identifiable assets	$16.4

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

	Three months ended		Nine months ended
	June		June
(In millions)	2011	2010	2011	2010
Revenue — Actual Results	$263.8	$267.1	$725.4	$741.5
Revenue — Supplemental pro forma results	$299.4	$318.3	$859.1	$890.6
Net Income — Actual Results	$1.8	$2.7	$5.2	$6.3
Net Income — Supplemental pro forma results	$1.9	$2.8	$5.1	$6.4

3. CONVERTIBLE PREFERRED STOCK:

The Company has two series of convertible preferred stock outstanding at June 2011 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$1,550,000
Number of shares:	100,000	62,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	62,881
Dividend rate:	6.785%	6.37%

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

In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value and at the option of the holder. The Series A Preferred Stock is owned by Mr. Chris Atayan, AMCON’s Chief Executive Officer and Chairman of the Board. The Series B Preferred Stock is owned by an institutional investor which has the right to elect one member of our Board of Directors, pursuant to the voting rights in the Certificate of Designation creating the Series B. Christopher H. Atayan was nominated to this seat in 2004.  During Q3 2011, the holders of the Series B Convertible Preferred Stock converted 18,000 shares with a carrying value of $450,000 into 18,255 shares of the Company’s common stock.

4. INVENTORIES

Inventories consisted of finished goods at June 2011 and September 2010 and are stated at the lower of cost, determined on a first in first out, or FIFO basis, or market. The Wholesale Segment and Retail Segment inventories consist of products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods include total reserves of approximately $0.9 million at June 2011 and $0.8 million at September 2010. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based on an evaluation of slow moving and discontinued products.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	June 2011	September 2010
Wholesale Segment	$4,236,291	$4,236,291
Retail Segment	1,912,877	1,912,877
	$6,149,168	$6,149,168

Other intangible assets of the Company consisted of the following:

	June 2011	September 2010
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of $7,400 at June 2011)	437,028	—
Customer relationships (less accumulated amortization of $343,700 and $185,625 at June 2011 and September 2010, respectively)	1,937,090	1,434,375
	$5,747,387	$4,807,644

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company performs annual impairment testing of goodwill and other intangible assets during the fourth fiscal quarter of each year.

At June 2011, intangible assets considered to have finite lives represent acquired customer relationships and a non-competition agreement.  The customer relationships are being amortized over eight years and the non-competition agreement over five years.  These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.  Amortization expense related to these assets totaled was $0.2 million in each of the nine month periods ended June 2011 and June 2010, respectively.  Amortization expense for the periods subsequent to June 2011 is as follows:

Customer relationships	June 2011
Fiscal 2011 (1)	$93,525
Fiscal 2012	374,100
Fiscal 2013	374,100
Fiscal 2014	374,100
Fiscal 2015	374,100
Thereafter	784,193
$2,374,118

(1)  Represents amortization for the remaining three months of Fiscal 2011.

6. DIVIDENDS:

The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling $0.2 million and $0.5 million for the three and nine month periods, respectively, ended in both June 2011 and June 2010.

7. EARNINGS PER SHARE

Basic earnings per share available to common shareholders is calculated by dividing income from continuing operations less preferred stock dividend requirements by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing income from continuing operations less preferred stock dividend requirements (when anti-dilutive) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. There were no anti-dilutive stock options or potential common stock options at either June 2011 or June 2010.

	For the three months ended June
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	599,281	599,281	566,224	566,224
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	176,135	—	183,126
Weighted average number of shares outstanding	599,281	775,416	566,224	749,350
Income from operations	$1,827,751	$1,827,751	$2,748,700	$2,748,700
Deduct: convertible preferred stock dividends (2)	(70,649)	—	(74,052)	—
Net income available to common shareholders	1,757,102	1,827,751	2,674,648	2,748,700

Net earnings per share available to common shareholders	$2.93	$2.36	$4.72	$3.67

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the nine months ended June
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	589,084	589,084	563,505	563,505
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	180,786	—	183,530
Weighted average number of shares outstanding	589,084	769,870	563,505	747,035
Income from operations	$5,244,493	$5,244,493	$6,269,261	$6,269,261
Deduct: convertible preferred stock dividends (2)	(218,755)	—	(222,158)	—
	5,025,738	5,244,493	6,047,103	6,269,261

Net earnings per share available to common shareholders	$8.53	$6.81	$10.73	$8.39

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

8. DEBT

At June 2011, the Company had a credit agreement as amended (the “Facility”) with Bank of America which included the following significant terms.

Significant Terms

•    April 2014 maturity date and a $70.0 million revolving credit limit.

•    Includes a loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•    Provides for an additional $5.0 million of credit advances available for certain inventory purchases.

•    Contains an evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of the original term of the agreement or the end of any renewal period.

•    Includes a prepayment penalty equal to one-half of one percent (½%) if the Company prepays the entire Facility or terminates it in year one of the agreement, and one-fourth of one percent (¼%) if the Company prepays the entire Facility or terminates it in year two of the agreement. The prepayment penalty is calculated based on the original loan amount.

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

•    Includes a financial covenant requiring a fixed charge coverage ratio of at least 1.1 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day based on our collateral and loan limits as defined in the Facility agreement.  The Company’s calculated credit limit of the Facility at June 30 was $69.7 million of which $47.4 million was outstanding leaving $22.3 million available.

At June 2011, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.93% at June 2011.  At June 2011, the Company had $8.0 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at June 2011.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2011. In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit for $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

9. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash.  The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  As of June 2011, awards with respect to a total of 87,900 shares had been awarded pursuant to the Omnibus Plan and awards with respect to another 62,100 shares may be awarded under the plan.

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

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules up to five years in length.  Stock options issued and outstanding at June 2011 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2003 Options	$28.80	84	1.32 years	$28.80	84	$28.80
2007 Options	$18.00	25,000	5.45 years	$18.00	25,000	$18.00
2010 Options	$51.50	5,500	8.83 years	$51.50	1,100	$51.50
		30,584		$24.05	26,184	$19.44

The following is a summary of stock options activity for the nine months ended June 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2010	31,918	$24.56
Granted	—	$—
Exercised	(834)	$26.94
Forfeited/Expired	(500)	$51.50
Outstanding at June 2011	30,584	$24.05

At June 2011, total unamortized compensation expense related to stock options was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next 46 months.

Restricted Stock Units

During the first fiscal quarter of 2011, the Compensation Committee of the Board of Directors authorized and approved the following restricted stock units awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plan:

	Restricted Stock Units (1)	Restricted Stock Units (2)
Date of award:	November 22, 2010	November 22, 2010
Number of shares:	38,400	12,000
Service period:	24 months	36 months
Estimated fair value of award at grant date:	$2,765,000	$864,000
Fair value of outstanding (non-vested) awards at June 2011:	$2,667,000	$833,000

(1)

12,800 of the restricted stock unit awards vested were vested at Q3 2011. The remaining 25,600 restricted stock units will vest in equal amounts (12,800 per year) on October 26, 2011 and October 26, 2012.

(2)	The 12,000 restricted stock units will vest in equal amounts (4,000 per year) on November 22, 2011, November 22, 2012, and November 22, 2013.

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

For the three and nine months ended June 2011, net income before income taxes included compensation expense of $0.2 million and $1.7 million, respectively, related to the amortization of the Company’s restricted stock unit awards.  Total unamortized compensation expense for these awards based on the June 2011 closing price was approximately $1.9 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 12 months (the weighted-average period). The following summarizes restricted stock unit activity under the Omnibus Plan for the nine months ended June 2011:

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2010	—	$—
Granted	50,400	$72.01
Vested	(12,800)	$72.50
Expired	—	$—
Nonvested restricted stock units at June 2011	37,600	$69.45

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2011:
External revenue:
Cigarettes	$190,156,165	$—	$—	$190,156,165
Confectionery	18,125,809	—	—	18,125,809
Health food	—	9,509,251	—	9,509,251
Tobacco, food service & other	46,036,974	—	—	46,036,974
Total external revenue	254,318,948	9,509,251	—	263,828,199
Depreciation	316,032	106,308	937	423,277
Amortization	95,822	—	—	95,822
Operating income (loss)	4,092,131	803,020	(977,753)	3,917,398
Interest expense	117,643	93,381	161,501	372,525
Income (loss) from continuing operations before taxes	3,997,180	715,497	(1,093,926)	3,618,751
Total assets	116,520,925	13,285,407	1,014,111	130,820,443
Capital expenditures	624,284	59,497	—	683,781

THREE MONTHS ENDED JUNE 2010:
External revenue:
Cigarettes	$192,819,138	$—	$—	$192,819,138
Confectionery	18,276,797	—	—	18,276,797
Health food	—	9,220,081	—	9,220,081
Tobacco, food service & other	46,746,424	—	—	46,746,424
Total external revenue	257,842,359	9,220,081	—	267,062,440
Depreciation	270,627	92,763	936	364,326
Amortization	76,140	—	—	76,140
Operating income (loss)	4,820,946	911,760	(1,113,891)	4,618,815
Interest expense	119,356	111,322	140,195	370,873
Income (loss) from continuing operations before taxes	4,708,303	811,190	(1,238,793)	4,280,700
Total assets	88,755,030	12,238,486	1,019,791	102,013,307
Capital expenditures	136,591	184,392	—	320,983

	Wholesale Segment	Retail Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2011:
External revenue:
Cigarettes	$520,018,745	$—	$—	$520,018,745
Confectionery	48,253,405	—	—	48,253,405
Health food	—	28,509,834	—	28,509,834
Tobacco, food service & other	128,606,415	—	—	128,606,415
Total external revenue	696,878,565	28,509,834	—	725,388,399
Depreciation	944,662	320,923	2,812	1,268,397
Amortization	255,418	—	—	255,418
Operating income (loss)	12,182,183	2,712,105	(4,601,785)	10,292,503
Interest expense	343,807	293,369	383,804	1,020,980
Income (loss) from continuing operations before taxes	11,880,020	2,435,886	(4,902,413)	9,413,493
Total assets	116,520,925	13,285,407	1,014,111	130,820,443
Capital expenditures	1,474,382	166,653	—	1,641,035

NINE MONTHS ENDED JUNE 2010:
External revenue:
Cigarettes	$537,317,934	$—	$—	$537,317,934
Confectionery	48,472,133	—	—	48,472,133
Health food	—	27,639,474	—	27,639,474
Tobacco, food service & other	128,073,066	—	—	128,073,066
Total external revenue	713,863,133	27,639,474	—	741,502,607
Depreciation	808,338	231,618	3,230	1,043,186
Amortization	200,121	—	—	200,121
Operating income (loss)	12,354,842	2,922,249	(4,437,471)	10,839,620
Interest expense	366,547	351,612	426,384	1,144,543
Income (loss) from continuing operations before taxes	12,010,720	2,601,688	(4,848,147)	9,764,261
Total assets	88,755,030	12,238,486	1,019,791	102,013,307
Capital expenditures	740,175	683,737	—	1,423,912

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

•             integration risk related to acquisitions or other efforts to expand,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the fiscal quarter ended June 2011.

THIRD FISCAL QUARTER 2011 (Q3 2011)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2011 and June 2010.

Wholesale Segment

Our Wholesale Segment serves approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. In October 2010, Convenience Store News ranked our Wholesale Segment as the ninth (9th) largest convenience store distributor in the United States based on annual sales.

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

Business Update — General

Higher food commodity prices, combined with stagnate economic conditions continue to leave retail consumers extremely price sensitive and value conscious.  While our businesses have generally remained more resilient than many other distribution and retail formats, we believe the possibility of additional regulatory pressures and higher excise taxes could adversely affect our sales, gross margins, and operating profits.  Additionally, the long-term implications of the new healthcare legislation remains uncertain.

Business Update — Wholesale Segment

The competitive landscape in our wholesale distribution business is intensifying on a number of fronts. Convenience stores, which constitute the largest portion of our customer base, continue to remake their businesses, focusing on food service offerings such as hot on-the-go meals and over-sized beverage and coffee bars.  Most recently, higher fuel and food commodity prices have began to stress discretionary consumer spending, squeezing profit margins for our customers. These factors are driving consolidation among convenience stores, as business owners seek to maximize economies of scale. Wholesale distributors who service convenience stores are challenged by the same structural and macro-economic issues.  Declining revenue streams from tobacco products, higher inventory carrying costs, gross margin compression, and access to capital have accelerated consolidation among wholesale distributors.

Despite these issues, we believe the current market conditions offer some unique opportunities. The ability of smaller distributors to compete moving forward will be difficult, presenting our Company with attractive opportunities to expand such as our recent purchase of LPS (see Note 2).  Further, the long-term sustainability of the convenience store industry remains strong.  According to a January 2011 report by the National Association of Convenience Stores (NACS), the total number of convenience stores nation-wide grew to a record high of 146,000 during the 2010 calendar year, which is more than the total number of other competing retail channel locations (supermarkets, drug stores, and mass merchandiser/dollar stores) in the United States combined.  Furthermore, the industry remains highly fragmented with independent single-store operators still accounting for more than 63% of all stores, a market segment our Company specializes in serving. While the particular products sold by convenience stores may evolve and change over time, we feel the primary value they convey (speedy service for time starved customers) will not.

Business Update — Retail Segment

Natural foods is one of the fastest growing categories in food retailing. While our Retail Segment has benefited from the overall growth in this category, we believe much of our success in this area is attributable to a loyal customer following.  Both of our retail businesses (Chamberlin’s Market & Café and Akin’s Natural Foods Market) have had a local presence for over 75 years, affording us tremendous brand recognition in the area of natural products.

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

RESULTS OF OPERATIONS

	For the three months ended June
	2011	2010	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$263,828,199	$267,062,440	$(3,234,241)	(1.2)
Cost of sales	245,610,146	247,932,676	(2,322,530)	(0.9)
Gross profit	18,218,053	19,129,764	(911,711)	(4.8)
Gross profit percentage	6.9%	7.2%

Operating expense	14,300,655	14,510,949	(210,294)	(1.4)
Operating income	3,917,398	4,618,815	(701,417)	(15.2)
Interest expense	372,525	370,873	1,652	0.4
Income tax expense	1,791,000	1,532,000	259,000	16.9
Income from continuing operations before income taxes	1,827,751	2,748,700	(920,949)	(33.5)

BUSINESS SEGMENTS:
Wholesale
Sales	$254,318,948	$257,842,359	$(3,523,411)	(1.4)
Gross profit	14,177,301	15,054,498	(877,197)	(5.8)
Gross profit percentage	5.6%	5.8%
Retail
Sales	$9,509,251	$9,220,081	$289,170	3.1
Gross profit	4,040,752	4,075,266	(34,514)	(0.8)
Gross profit percentage	42.5%	44.2%

(1)               Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $3.7 million in Q3 2011 and $3.9 million in Q3 2010.

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

SALES — Q3 2011 vs. Q3 2010

Sales in our Wholesale Segment decreased $3.5 million during Q3 2011 as compared to Q3 2010.  Significant items impacting sales during Q3 2011 included a $20.9 million increase in sales related to our acquisition of LPS and a $4.6 million increase in sales related to cigarette price increases implemented by manufacturers.  These increases were partially offset by a $23.8 million decrease in sales primarily related to the volume and mix of cigarette cartons sold, and a $5.2 million decrease in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).

Sales in our Retail Segment increased approximately $0.3 million in Q3 2011 as compared to Q3 2010. The increase in sales is primarily related to improved sales in our Oklahoma and Florida markets which have shown improved results coming off the depths of the recession.

GROSS PROFIT — Q3 2011 vs. Q3 2010

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

Gross profit in our Wholesale Segment decreased $0.9 million in Q3 2011 as compared to Q3 2010.  This decrease in gross profit was primarily related to lower overall sales in our cigarette and Other Products categories, partially offset by an increase in gross profit related to our acquisition of LPS.

Our Q3 2011 Retail Segment gross profit was even with Q3 2010, on slightly lower gross profit margins.

OPERATING EXPENSE — Q3 2011 vs. Q3 2010

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

Q3 2011 operating expenses decreased $0.2 million as compared to Q3 2010.  Significant items impacting operating expenses during Q3 2011 included $0.8 million in operating expenses servicing our new business added with the LPS acquisition, partially offset by a $0.6 million reduction in bad debt expense, and a $0.4 million reduction in compensation and other operating expenses.

INCOME TAX EXPENSE — Q3 2011 vs. Q3 2010

The effective income tax rate for Q3 2011 was 49.5% as compared to 35.8% in Q3 2010.  The increase effective tax rates over Q3 2010 is primarily related to Internal Revenue Service limitations on the deductibility of certain expenses for the current year.

RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 2011:

	For the nine months
	ended June
			Incr
	2011	2010	(Decr)	% Change
CONSOLIDATED:
Sales	$725,388,399	$741,502,607	$(16,114,208)	(2.2)
Cost of sales	673,193,512	688,204,656	(15,011,144)	(2.2)
Gross profit	52,194,887	53,297,951	(1,103,064)	(2.1)
Gross profit percentage	7.2%	7.2%

Operating expenses	41,902,384	42,458,331	(555,947)	(1.3)
Operating income	10,292,503	10,839,620	(547,117)	(5.0)
Interest expense	1,020,980	1,144,543	(123,563)	(10.8)
Income tax expense	4,169,000	3,495,000	674,000	19.3
Income from continuing operations before income taxes	5,244,493	6,269,261	(1,024,768)	(16.3)

BUSINESS SEGMENTS:
Wholesale
Sales	$696,878,565	$713,863,133	$(16,984,568)	(2.4)
Gross profit	39,977,660	41,250,675	(1,273,015)	(3.1)
Gross profit percentage	5.7%	5.8%
Retail
Sales	$28,509,834	$27,639,474	$870,360	3.1
Gross profit	12,217,227	12,047,276	169,951	1.4
Gross profit percentage	42.9%	43.6%

(1)

Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $11.1 million for the nine months ended June 2011 and $11.5 million for the nine months ended June 2010.

SALES — Nine months Ended June 2011

Sales in our Wholesale Segment decreased $17.0 million for the nine months ended June 2011 as compared to the same prior year period.  Significant items impacting our Wholesale Segment sales for the nine months ended June 2011 included a $20.9 increase in sales related to the acquisition of LPS and a $15.9 million increase in sales related to cigarette price increases implemented by manufacturers.  These increases were partially offset by a $49.8 million decrease in sales primarily related to the volume and mix of cigarette cartons sold and a $4.0 million decrease in sales in our Other Products categories.

Sales in our Retail Segment for the nine months ended June 2011 increased approximately $0.9 million as compared to the same prior year period.  Of this increase, approximately $0.4 million related to the addition of our new retail store in Tulsa, Oklahoma which opened during the prior fiscal year (Q2 2010) and $0.5 million related to higher overall sales in our existing retail stores.

GROSS PROFIT — Nine months Ended June 2011

Gross profit in our Wholesale Segment decreased $1.3 million for the nine month period ended June 2011 as compared to the same prior year period. This decrease is primarily related to lower overall sales in our cigarette and Other Product categories, partially offset an increase in gross profit related to our acquisition of LPS.

Gross profit for the Retail Segment increased $0.2 million for the nine month period ended June 2011 as compared to the same period year period. This increase was primarily related to higher overall sales in our existing stores, in addition to the impact of our new Tulsa, Oklahoma retail store.

OPERATING EXPENSE — Nine months Ended June 2011

Operating expenses decreased $0.6 million for the nine months ended June 2011 as compared to the same prior year period.    Significant items impacting operating expenses for the nine months ended June 2011 included $0.8 million in operating expenses related to servicing our new business added with the LPS acquisition, a $0.3 million increase in depreciation expense, and a $0.4 million increase in other operating expenses. These items were partially offset by a $1.6 million reduction in bad debt expense, and a $0.5 million decrease in compensation expense.

INTEREST EXPENSE — Nine months Ended June 2011

Interest expense for the nine months ended June 2011 decreased $0.1 million as compared to the same prior year period. This change in interest expense primarily resulted from a $2.2 million reduction in average credit facility borrowings during the nine months ended June 2011.

INCOME TAX EXPENSE — Nine months Ended June 2011

The effective income tax rate for the nine months ended was 44.3% as compared to 35.8% in the same prior year period. The increase in effective income tax rates over the prior year period is primarily related to Internal Revenue Service limitations on the deductibility of certain expenses for the current year.

LIQUIDITY AND CAPITAL RESOURCES

Overview

General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

Operating Activities.  The Company used cash of approximately $11.5 million for operating activities during the nine months ended June 2011. The cash used primarily resulted from higher inventory and prepaid assets, partially offset by a decrease in net deferred income taxes, accounts receivable, and accounts payable.

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

Investing Activities.  The Company used approximately $14.9 million of cash during the nine month period ended June 2011 for investing activities. Cash used for investing activities were primarily related to the acquisition of LPS and other capital expenditures for property and equipment.

Financing Activities.  The Company used cash of $27.5 million for financing activities during the nine months ended June 2011.  Of this amount, $28.5 million related to net borrowings on the Company’s credit facility, $13.4 million of which was related to the Company’s acquisition of LPS. The remaining items impacting financing activities included $0.7 million related to payments on existing long-term debt, $0.5 million related to dividends on the Company’s common and preferred stock and $0.2 million related to equity-based awards.

Cash on Hand/Working Capital.   At June 2011, the Company had cash on hand of $1.3 million and working capital (current assets less current liabilities) of $72.4 million. This compares to cash on hand of $0.4 million and working capital of $39.1 million at September 2010.  The increase in working capital as compared to September 2010 primarily relates to our acquisition of LPS and higher overall inventory levels which were funded through borrowing on our credit facility agreement.

CREDIT AGREEMENT

At June 2011, the Company had a credit agreement, as amended (the “Facility”) with Bank of America which included the following significant terms:

•             April 2014 maturity date and a $70.0 million revolving credit limit.

•             Includes a loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

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

•             Includes a prepayment penalty equal to one-half of one percent (½%) if the Company prepays the entire Facility or terminates it in year one of the agreement, and one-fourth of one percent (¼%) if the Company prepays the entire Facility or terminates it in year two of the agreement. The prepayment penalty is calculated based on the original loan amount.

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

•             Includes a financial covenant requiring a fixed charge coverage ratio of at least 1.1 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the calculated credit limit of the Facility at June 2011 was $69.7 million, of which $47.4 million was outstanding, leaving $22.3 million available.

At June 2011, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.93% at June 2011.

At June 2011, the Company had $8.0 million in long-term debt outstanding. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of this long-term debt approximated its carrying value at June 2011.

For the nine months ended June 2011, our peak borrowings under the Facility were $53.5 million and our average borrowings and average availability were $29.0 million and $24.2 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse is financed through term loans with Marshall and Ilsley Bank (“M&I”), which is also a participant lender on the Company’s revolving line of credit. The M&I loans contain cross default provisions which cause all loans with M&I to be considered in default if any one of the loans where M&I is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2011.  In addition, the M&I loans contain co-terminus provisions which require all loans with M&I to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling $0.2 million and $0.5 million for the three and nine month periods, respectively, ended in both June 2011 and June 2010.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

During Q3 2011, the Company issued 12,170 shares of common stock, par value $0.01 per share, pursuant to the May 3, 2011 conversion of 12,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share, by the holder of such Series B Convertible Preferred Stock. During Q3 2011, the Company also issued 6,085 shares of common stock, par value $0.01 per share, pursuant to the June 13, 2011 conversion of 6,000 shares of its Series B Convertible Preferred Stock, par value $0.01 per share, by the holder of such Series B Convertible Preferred Stock.

These 18,255 shares of common stock were issued without registration in reliance upon the transactional exemption afforded by Section 3(a)(9) of the Securities Act of 1933, and the Company received no payment in connection with such issuances.  No underwriters were involved with the issuance of such shares and no commissions were paid in connection with such issuances.

Item 3.                                   Defaults Upon Senior Securities

Not Applicable

Item 4.                                   (Removed and Reserved)

Item 5.                                   Other Information

Not applicable.

Item 6.                                   Exhibits

(a) Exhibits

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewithin electronically).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 19, 2011	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 19, 2011	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)