Form 10-K
period 2011-09-30
AMCON DISTRIBUTING CO
filed 2011-11-08
CIK 928465

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-15589

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0702918 (I.R.S. Employer Identification No.)

7405 Irvington Road, Omaha NE (Address of principal executive offices)	68122 (Zip Code)

Registrant's telephone number, including area code:
 (402) 331-3727

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2011 was $29,039,377, computed by reference to the $80.20 closing price of such common stock equity on March 31, 2011.

As of November 7, 2011 there were 621,714 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2011 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to "we," "us," "our," "Company," and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The Company's 2011 and 2010 fiscal years ended September 30, are herein referred to as fiscal 2011 and fiscal 2010, respectively. The fiscal year-end balance sheet dates of September 30, 2011 and September 30, 2010 are referred to herein as September 2011 and September 2010, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7 of this report.

ITEM 1.    BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on NYSE Amex Equities under the symbol "DIT." The Company operates two business segments:

•
Our wholesale distribution segment ("Wholesale Segment") distributes consumer products in the Central, Rocky Mountain, and Southern regions of the United States. Additionally, our Wholesale Segment provides a full range of programs and services to assist our customers in managing their business and profitability.

•
Our retail health food segment ("Retail Segment") operates fourteen health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our wholesale segment is one of the largest wholesale distributors in the United States serving approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. We also provide a full range of consultative services to our customers in the areas of marketing, merchandising, inventory optimization, and information systems that allow our customers to compete and maximize their profitability. Convenience stores represent our largest customer category. In October 2011, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 601,000 square feet of permanent floor space. Our principal suppliers include Philip Morris USA, RJ Reynolds, Commonwealth Brands, Lorillard, Proctor & Gamble, Hershey, Mars, Quaker, and Nabisco. We also market private label lines of snuff, water, candy products, batteries, film, and other products. We do not maintain any long-term purchase contracts with these suppliers.

RETAIL SEGMENT

Our retail segment is comprised of fourteen retail health food stores which are operated as Chamberlin's Market & Café and Akin's Natural Foods Market. These stores carry over 30,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin's, which was first established in 1935, operates six stores in and around Orlando, Florida. Akin's, which was also established in 1935, has a total of eight locations in Oklahoma, Nebraska, Missouri, and Kansas.

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

Flexible Distribution Capabilities and Customer Service Programs

The size and flexibility of our wholesale distribution operations strategically positions AMCON to service a broad range of customers from independent retail outlets to large multi-location retailers. Our customized customer service programs assist our customers in maximizing vendor promotions and by providing access to private label and custom food services, store layout and design consultation, and overall profitability consulting, all of which have proven particularly popular.

Unique Product Selection

Our retail health foods business prides itself in carrying a broad and superior-quality selection of natural food products and vitamin supplements. The depth of our product set, combined with highly trained and knowledgeable in-store associates, has created a loyal customer following where our stores are sought out destinations, providing a personalized shopping experience.

BUSINESS STRATEGY

We have a three-pronged business strategy to enhance shareholder value. This strategy includes:

•
Maximizing liquidity.

•
Reducing debt and investing in information technology and foodservice offerings.

•
Growing both organically and through acquisitions.

To execute this strategy, the Company has rigorous operational processes in place designed to control costs, manage credit risk, monitor inventory levels, and maintain maximum liquidity. The success of our strategy ultimately resides on our continued ability to provide our customers with unmatched service, unique product offerings, and leading edge technologies.

PRINCIPAL PRODUCTS

The sales of cigarettes represented approximately 72% of the Company's consolidated revenue during both fiscal 2011 and fiscal 2010, while the sales of candy, beverages, food service, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 28% of consolidated revenue in both fiscal 2011 and fiscal 2010.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 15 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment is one of the largest distributing companies of its kind within the regions in which we operate. We do, however, have a number of both small and large wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas), Core-Mark International (San Francisco, California), as well as regional wholesalers such as Eby-Brown LLP (Chicago, Illinois), Farner-Bocken (Carroll, Iowa) and H.T. Hackney (Knoxville, Tennessee) along with a host of smaller grocery and tobacco wholesalers.

Competition within the industry is primarily based on the range and quality of the services provided, pricing, variety of products offered, and the reliability of deliveries. Our larger competitors principally compete on pricing and breadth of product offerings, while our smaller competitors focus on customer service and their delivery arrangements.

We believe our business model positions us to compete with a wide range of competitors including national, regional, and local wholesalers. As the sixth (6th) largest convenience store distributor in the United States based on annual sales (according to Convenience Store News), our wholesale distribution business has sufficient economies of scale to offer competitive pricing as compared to national wholesalers. Additionally, we believe our flexible distribution and support model allows us to provide a high level of customized merchandising solutions. This flexibility in program and service offerings has proven particularly attractive to mid-sized customers looking to expand.

COMPETITION—Retail Segment

Natural food and supplement retailing is an intensely competitive business. We face competition from a variety of sales channels including local, regional, and national retailers, specialty supermarkets, membership clubs, farmers' markets, and other natural foods stores, each of which competes with us on the basis of product selection, quality, customer service, and price.

The natural food retail industry is highly fragmented, with more than 12,000 stores operating independently or as part of small retail chains, and more than 36,000 stores when national chains such as Whole Foods Markets, General Nutrition Centers ("GNC"), and Vitamin World are included. The increasing demand for natural products has fueled an expansion by national chains which continue to add new stores and complete acquisitions. Additionally, in recent years conventional supermarkets have begun offering natural food products adding an additional layer of competition.

SEASONALITY

Sales in the wholesale distribution industry are somewhat seasonal and tend to be higher in warm weather months during which our convenience store customers experience increased customer traffic. The warm months generally fall within the Company's third and fourth fiscal quarters. Our retail health food business does not generally experience significant seasonal fluctuations in its business.

GOVERNMENT REGULATION

AMCON is subject to regulation by federal, state and local governmental agencies, including the U.S. Department of Agriculture, the U.S. Food and Drug Administration ("FDA"), the Occupational Safety and Health Administration ("OSHA"), and the U.S. Department of Transportation ("DOT"). These regulatory agencies generally impose standards for product quality and sanitation, workplace safety, and security and distribution policies.

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

ENVIRONMENTAL MATTERS

All of AMCON's facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant in either fiscal 2011 or fiscal 2010.

EMPLOYEES

At September 2011, the Company had 792 full-time and 103 part-time employees, which together serve in the following areas:

Managerial	37
Administrative	103
Delivery	130
Sales & Marketing	313
Warehouse	312

Total Employees	895

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers ("(IAMAW"). The current labor agreement with the union is effective through December 2011. While the Company believes it has satisfactory relations with its employees and is in negotiations with representatives from the IAMAW, no assurances can be given that the Company will execute a new labor agreement prior to the December 2011.

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

RISK FACTORS RELATED TO THE WHOLESALE BUSINESS

•
Regulation of Cigarette and Tobacco Products by the FDA May Negatively Impact Our Operations.

In June 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law which granted the FDA the authority to regulate the production, distribution, and marketing of tobacco products in the United States. Specifically, the legislation established an FDA office to regulate changes to nicotine yields, chemicals, flavors, ingredients, and the labeling used to produce and market tobacco products. The FDA office is financed through user fees paid by tobacco companies, which is passed on to wholesale distributors and end consumers in the form of higher costs.

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

•
Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2011, approximately 72% of our consolidated revenues came from the distribution of cigarettes which generated approximately 27% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline. If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

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

Increases in excise taxes and fees imposed by the FDA may reduce the long-term demand for cigarette and tobacco products and/or result in a sales shift from higher margin premium cigarette and tobacco products to lower margin deep-discount brands, while at the same time increasing the Company's accounts receivable risk and inventory carrying costs. If any of these events were to occur, our results from operations, cash flow, liquidity position, and overall financial condition could be negatively impacted.

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

•
Volatility in Fuel Prices Could Reduce Profit Margins and Adversely Affect Our Business.

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

•
Competition Within The Wholesale Distribution Industry May Have an Adverse Effect on Our Business.

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as our Company. Our Company's principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to those offered by our Company. Some of our competitors have substantial financial resources and long-standing customer relationships. Heightened competition may reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, we may lose market share and our results of operations, business, cash flow, and financial condition could suffer.

•
We Occasionally Purchase Cigarettes From Manufacturers Not Covered by The Tobacco Industry's Master Settlement Agreement ("MSA"), Which May Expose Us to Certain Potential Liabilities and Financial Risks for Which We Are Not Indemnified.

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

Additionally, many of our wholesale segment customers are thinly capitalized and their access to credit in the current business environment may be impacted by their ability to operate as a going concern, presenting additional credit risk for the Company. If the economic downturn persists or the economy deteriorates further, it may result in lower sales and profitability as well as customer credit defaults.

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

•
Adverse Publicity About Us or Lack of Confidence in The Products We Carry Could Negatively Impact Our Reputation and Reduce Earnings

Maintaining a good reputation and public confidence in the products we distribute is critical to our business. Anything that damages that reputation or the public's confidence in our products, whether or not justified, including adverse publicity about the quality, safety or integrity of our products, could quickly and adversely affect our revenues and profits. In addition, such adverse publicity may result in product liability claims, a loss of reputation, and product recalls which would have a material adverse effect on our sales and operations.

•
Capital Needed for Expansion May Not Be Available.

The acquisition of other distributors or existing retail stores, the opening of new retail stores, and the development of new production and distribution facilities requires significant amounts of capital. In the past, our growth has been funded primarily through proceeds from bank debt, private placements of equity and debt and internally generated cash flow. These and other sources of capital may not be available to us in the future, which could impair our ability to further expand our business.

•
Covenants in Our Revolving Credit Facility May Restrict Our Ability to React to Changes Within Our Business or Industry.

Our revolving credit facility imposes certain restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability, among other things, to incur additional indebtedness, make distributions, pay dividends, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets.

•
Failure to Meet Restrictive Covenants in Our Revolving Credit Facility Could Result in Acceleration of the Facility and We May not be Able to Find Alternative Financing.

Under our credit facility, we are required to maintain a minimum debt service ratio if our excess availability falls below 10% of the maximum loan limit as defined in our revolving credit agreement. Our ability to comply with this covenant may be affected by factors beyond our control. If we breach, or if our lender contends that we have breached this covenant or any other restrictions, it could result in an event of default under our revolving credit facility, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facility could terminate their commitments to make further extensions of credit under our revolving credit facility.

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

•
We Depend on Our Senior Management.

We depend on the continued services and performance of our senior executive officers named in this report under the caption "Executive Officers of the Registrant." With few exceptions, these individuals are not covered by key person life insurance policies and are not bound by employment agreements. The loss of the services of any of these individuals could harm our business.

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

In addition, at September 2011 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in December 2011. If we were not able to renew our future labor agreements on similar terms, we may be unable to recover labor cost increases through increased prices or may suffer business interruptions as a result of strikes or other work stoppages.

•
We Are Subject to Significant Governmental Regulation and If We Are Unable to Comply with Regulations That Affect Our Business or If There Are Substantial Changes in These Regulations, Our Business Could Be Adversely Affected.

As a distributor and retailer of food products, we are subject to regulation by the FDA. Our operations are also subject to regulation by OSHA, the Department of Transportation and other federal, state and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our results of operations, business, cash flow, and financial condition would be adversely affected.

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

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock falls below 300, our obligations to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE Amex Equities. This would likely impact investors' ability to trade in our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The location and approximate square footage of the Company's six distribution centers and fourteen retail stores at September 2011 are set forth below:

Location	Square Feet
Distribution—IL, MO, ND, NE, SD, & TN	601,000
Retail—FL, KS, MO, NE, & OK	140,900

Total Square Footage	741,900

Our Quincy, Illinois; Bismarck, North Dakota; and Rapid City, South Dakota distribution facilities are owned by our Company, and are subject to first mortgages granted to BMO Harris, NA ("BMO"). The Company leases its remaining distribution facilities, retail stores, offices, and certain equipment under noncancellable operating leases. Management believes that its existing facilities are adequate for the Company's present level of operations, however, larger facilities and additional cross-dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
Christopher H. Atayan	51	Chairman of the Board, Chief Executive Officer, Director
Kathleen M. Evans	64	President, Director
Andrew C. Plummer	37	Vice President, Chief Financial Officer, and Secretary
Eric J. Hinkefent	50	President of Chamberlin's Market and Cafe and Akin's Natural Foods Market

CHRISTOPHER H. ATAYAN has served in various senior executive positions with the Company since 2006, including his service as Chairman of the Board since January 2008 and Chief Executive Officer since 2006, and has been a director of AMCON since 2004. Mr. Atayan has served as the Senior Managing

Director of Slusser Associates, a private equity and investment banking firm, since 1988, and has been engaged in private equity and investment banking since 1982. He also serves as a consultant to Draupnir LLC.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock trades on NYSE Amex Equities under the trading symbol "DIT". As of October 31, 2011, the closing stock price was $55.05 and there were 621,714 common shares outstanding. As of that date, the Company had approximately 360 common shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company's common stock reported by NYSE Amex Equities for fiscal 2011 and 2010.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
4th Quarter	$71.11	$56.03	$62.00	$50.95
3rd Quarter	83.59	66.36	59.75	47.44
2nd Quarter	83.90	74.25	66.00	49.80
1st Quarter	80.50	60.11	78.00	58.26

DIVIDEND POLICY

On a quarterly basis, the Company's Board of Directors evaluates the potential declaration of dividend payments on the Company's common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The Company's revolving credit facility provides that it may not pay dividends on its common shares in excess of $1.00 per common share on an annual basis.

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $0.4 million, or $0.72 per common share, during both fiscal 2011 and fiscal 2010.

The Company has Series A and B Convertible Preferred Stock ("Convertible Preferred Stock") outstanding at September 2011 which are not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on the Series A and Series B Convertible Preferred Stock of $0.3 million during in fiscal 2011 and fiscal 2010. See Note 3 to Consolidated Financial Statements included in this Annual Report for further information regarding these securities.

REPURCHASE OF COMPANY SHARES

During fiscal 2010, the Company's Board of Directors authorized a share repurchase program which provided for the repurchase of up to 50,000 shares of the Company's common stock. The Company did not repurchase any shares of its common stock during either fiscal 2011 or fiscal 2010.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2011 and September 2010. For more information regarding our business segments, see Item 1 "Business" of this Annual Report.

Business Update—General

Higher food commodity prices, combined with stagnant economic conditions continue to leave retail consumers extremely price sensitive and value conscious. While our businesses have generally remained more resilient than many other distribution and retail formats, we believe the possibility of additional regulatory pressures and higher excise taxes could negatively impact our sales, gross margins, and operating profits moving forward. Additionally, the long-term implications of the new healthcare legislation remains uncertain. Despite these factors, we believe both of our businesses are well positioned to compete within their respective industries. Accordingly, we continue to actively evaluate opportunities to expand both organically and through strategic acquisitions, allowing us to leverage our existing cost structure.

Business Update—Wholesale Segment

Convenience stores constitute the largest portion of our Wholesale Segment customer base. Despite sluggish economic conditions, sales in the convenience store retail channel have fared well compared to other retail formats. According to an April 2011 publication by the National Association of Convenience Stores ("NACS"), in-store sales for convenience stores increased 4.4% during the 2010 calendar year, totaling approximately $576 billion. Additionally, during the 2010 calendar year the total number of convenience stores grew 1.2% to over 146,000 locations, outnumbering all other competing sales retail formats (supermarkets, drug stores, tobacco outlets, and mass merchant/dollar stores) combined. The industry continues to be highly fragmented and dominated by independent operators, although in recent years there has been significant consolidation in mid-sized convenience store chains.

We believe a number of factors have contributed to the continued success of the convenience store channel. The number one service convenience stores provide is "speed". According to a May 2009 publication by the National Association of Convenience Stores ("NACS"), the average time it takes consumers to purchase an item in a convenience store and depart is between 3 and 4 minutes. Additionally, because convenience stores dominate a number of product categories, they have become an unavoidable part of day-to-day life for many Americans. For example, NACS estimates that convenience stores account for approximately 80% of all fuel sales, 64% of all cigarette sales, and 93% of all cold beer sales. Further, it is estimated that three out of four American adults drink coffee on a regular basis, creating a significant source of repeat traffic for convenience stores. While our Company does not sell fuel or beer, we do sell cigarettes, food, coffee and other beverages which are offered by convenience stores and represent some of our best selling product categories.

While the convenience store channel continues to prosper, a number of significant trends and challenges exist for the wholesale distributors who serve them.

Industry consolidation—Economies of scale for both convenience stores and wholesale distributors are rapidly becoming a necessary ingredient to a company's ability to compete successfully. Accordingly, both wholesale distributors and convenience stores are consolidating. While this creates opportunities for our

Company to acquire smaller competitors, we also face a significant risk that our customers may be acquired by convenience store chains not serviced by us.

Demand for cigarettes—The sale of cigarettes represented approximately 36% of in-store sales for convenience stores according to an April 2011 publication by NACS and represented approximately 72% of our consolidated revenue during fiscal 2011. The demand for cigarettes has been decreasing since the 1980's due to a general decline in the number of smokers in the United States and the impact of legislative actions such as smoking bans and higher state and federal excise taxes.

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

Food Service—In an effort to replace declining cigarette revenues and to counter increased competition from other retail formats, the convenience store industry has been transforming itself in recent years, placing a bigger emphasis on food service. The emphasis on quick-service, restaurant styled offerings such as on-the-go meals, bundled value meal concepts, and expanded beverage and coffee bars, have proven effective in many markets and will be an important category for convenience stores going forward.

Technology—Convenience stores increasingly are relying on technology to manage their business and effectively compete. The ability of distributors to provide capabilities such as inventory scanning, electronic price books, sku rationalization, category management, and access to robust management reporting to their convenience store customers is increasingly important.

While the convenience store industry is undergoing a number of structural changes (i.e. consolidation, product diversification, increasing reliance on technology etc.), we believe this retailing channel will remain attractive into the foreseeable future given its established footprint. During the past several years we have proactively implemented initiatives specifically aimed at guiding our customers through these structural shifts. We also believe these same structural changes will create additional opportunities for us to acquire smaller distributors who lack the expertise or resources to offer these expanded services.

Business Update—Retail Segment

The retail health food industry continues to grow with sales totaling over $65 billion during the 2010 calendar year, up 7% from the prior year according to The Natural Foods Merchandiser ("NFM") which is a leading industry trade publication. NFM estimates that approximately 44% of these sales were made through independent natural food retailers such as our retail stores, 36% through conventional mass market retailers, and 20% through all other retail channels (internet, mail order, multi-level marketing etc.).

We believe a number of key factors have influenced the demand for natural products including:

•
heightened awareness about the role that food and nutrition play in long-term health;

•
increasing concerns over food safety due to the presence of pesticide residues, growth hormones, and artificial ingredients found in foods purchased through traditional retail outlets;

•
growing focus on the impact of chemical additives included in consumer products such as household cleaning agents;

•
the impact of chemicals used in consumer goods on the environment, particularly the potential for water and soil contamination; and

•
an aging population with a desire to maintain good health and a high quality of life.

While industry-wide sales have grown, the expansion of mass merchandisers combined with higher food commodity prices have compressed margins in many markets. We believe this trend will continue as the industry matures and the opportunities for new product introductions diminish.

Even so, we believe the long-term sales trend is promising. Natural products continue to gain wider acceptance from main stream consumers, and existing natural products consumers who had traded down in recent years are beginning to return as natural food retailers have added more competitive "bulk" and "make-your-own" product categories. Additionally, natural products customers tended to be better educated and demand a higher level product and dietary knowledge by in-store customer associates, a level of service difficult to deliver for mass merchandisers.

Forward looking, our health food stores will continue to face a highly competitive environment. However, we believe our stores are sufficiently differentiated through our product lines and highly trained store associates to sustain a strong and profitable business. For over 75 years, our health food stores have succeeded with a simple value proposition; helping our customers maintain their commitment to a healthy lifestyle. While consumer tastes and products offering will evolve and change, we feel the value offered by our retail stores will remain in demand.

Significant Events In Fiscal 2011

During fiscal 2011, the Company:

•
renewed and subsequently expanded its revolving credit line agreement with Bank of America, increasing the total revolving credit limit from $55 million to $70 million and providing a April 2014 maturity date.

•
acquired the distribution assets of LP Shanks Company, Inc. ("LPS"), which was a wholesale distributor to convenience stores in the Southeastern region of the United States with annual sales totaling approximately $200 million.

Results of Operations

The following table sets forth an analysis of various components of the Company's Statement of Operations as a percentage of sales for fiscal years 2011 and 2010:

	Fiscal Years
	2011	2010
Sales	100.0%	100.0%
Cost of sales	92.9	92.9

Gross profit	7.1	7.1
Selling, general and administrative expenses	5.4	5.4
Depreciation and amortization	0.2	0.2

Operating income	1.5	1.5
Interest expense	0.1	0.1

Income before income taxes	1.4	1.4
Income tax expense	0.6	0.5

Net income	0.8	0.9
Preferred stock dividend requirements	—	—

Net income available to common shareholders	0.8%	0.9%

	Fiscal Years
			Incr (Decr)(2)
(In millions)	2011	2010		% Change(2)
CONSOLIDATED:
Sales(1)	$1,041.6	$1,010.5	$31.1	3.1%
Cost of Sales	967.5	938.8	28.6	3.1
Gross profit	74.2	71.7	2.5	3.4
Gross profit percentage	7.1%	7.1%
Operating expense	58.6	56.2	2.4	4.3
Operating income	15.6	15.5	—	0.2
Interest expense	1.4	1.5	(0.1)	(4.7)
Income tax expense	6.3	5.1	(1.1)	22.2
Net income	8.1	9.0	(0.9)	(10.1)
BUSINESS SEGMENTS:
Wholesale
Sales(1)	1,003.8	973.8	30.1	3.1
Gross profit	57.9	55.6	2.3	4.2
Gross profit percentage	5.8%	5.7%
Retail
Sales	37.8	36.8	1.0	2.8
Gross profit	16.2	16.1	0.1	0.8
Gross profit percentage	42.9%	43.8%

(1)
Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $15.3 million in fiscal 2011 and $15.7 million in fiscal 2010.

(2)
Amounts calculated based on actual changes in the Consolidated Statement of Operations.

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

SALES—Fiscal 2011 vs. Fiscal 2010

Sales in our Wholesale Segment increased $30.1 million during fiscal 2011 as compared to fiscal 2010. Significant items impacting sales during fiscal 2011 included a $75.4 million increase in sales related to our acquisition of LPS in May 2011 and a $23.2 million increase in sales related to price increases implemented by cigarette manufacturers. These increases were partially offset by a $51.9 million decrease in sales primarily related to the volume and mix of cigarette cartons sold and a $16.6 million decrease in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories ("Other Products").

Sales in our Retail Segment increased approximately $1.0 million during fiscal 2011 as compared to fiscal 2010. Of this increase, approximately $0.4 million related to the addition of our new retail store in Tulsa, Oklahoma which opened during the prior fiscal year (Q2 2010) and $0.6 million related to higher overall sales in our existing retail stores, primarily in our Florida markets stores which have shown improved results coming off the depths of the severe recession in that region.

GROSS PROFIT—Fiscal 2011 vs. Fiscal 2010

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

Gross profit in our Wholesale Segment increased $2.3 million in fiscal 2011 as compared to fiscal 2010. Of this increase, approximately $3.8 million related to our acquisition of LPS and $1.6 million related to the benefit of manufacturer price increases. Partially offsetting this was a $3.1 million decrease in gross profit related to lower cigarette and Other Products sales volume and mix.

Gross profit for the Retail Segment increased $0.1 million in fiscal 2011 as compared to fiscal 2010. Significant items impacting gross profit during the period included a $0.4 million increase in gross profit related to higher overall sales, partially offset by a $0.3 million reduction in gross profit principally related to margin compression and the impact of higher food commodity prices.

OPERATING EXPENSE—Fiscal 2011 vs. Fiscal 2010

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee and facility costs, equipment leases, transportation costs, fuel costs, insurance, and professional fees.

Operating expenses increased approximately $2.4 million in fiscal 2011 as compared to fiscal 2010. Significant items impacting operating expenses during fiscal 2011 included a $3.5 million increase in operating expenses related to servicing our new business acquired as part of the LPS acquisition and $0.6 million related to higher fuel costs. These items were partially offset by a $1.7 million net reduction in bad debt expense as compared to the prior fiscal year.

INCOME TAX EXPENSE—Fiscal 2011 vs. Fiscal 2010

The effective income tax rate for fiscal 2011 was 43.8% as compared to 36.4% in fiscal 2010. The increase effective tax rates over fiscal 2010 was primarily related to Internal Revenue Service limitations on the deductibility of certain compensation expenses for the current year.

Liquidity and Capital Resources

OVERVIEW

•
General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•
Operating Activities.  During fiscal 2011, the Company generated cash of approximately $16.0 million from operating activities. The cash generated primarily resulted from decreases in accounts receivable and inventory balances (excluding the impact of our LPS acquisition), a net increase in our deferred income tax liability, and higher accounts payable. These items were partially offset by an increase in prepaid assets and cash paid to reduce accrued expenses.

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

•
Investing Activities.  The Company used approximately $15.3 million of cash during fiscal 2011. Of the cash used, approximately $13.4 million related to our acquisition of LPS and approximately $1.9 million related to the net impact of capital expenditures and sales of property and equipment.

•
Financing Activities.  The Company generated cash of $0.3 million from financing activities during fiscal 2011. Of this amount, $2.0 million related to net borrowings on the Company's credit facility and $0.1 million was related to the impact of equity-based compensation awards. Partially offsetting these amounts, was $1.1 million related to payments on long-term debt and $0.7 million related to dividends on the Company's common and preferred stock.

•
Cash on Hand/Working Capital.  At September 2011, the Company had cash on hand of $1.4 million and working capital (current assets less current liabilities) of $49.0 million. This compares to cash on hand of $0.4 million and working capital of $39.1 million at September 2010. The increase in working capital as compared to fiscal 2010 is primarily related to the addition of assets to service our new business acquired as part of the LPS acquisition.

CREDIT AGREEMENT

The Company has a credit agreement (the "Facility") with Bank of America, which includes the following significant terms:

•
April 2014 maturity date and a $70.0 million revolving credit limit.

•
Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•
A provision providing an additional $5.0 million of credit advances for certain inventory purchases.

•
Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of the original term of the agreement or the end of any renewal period.

•
Prepayment penalty equal to one-half of one percent (1/2%) if the Company prepays the entire Facility or terminates it in year one of the agreement, and one-fourth of one percent (1/4%) if the Company prepays the entire Facility or terminates it in year two of the agreement. The prepayment penalty is calculated based on the original loan amount.

•
The Facility bears interest at either the bank's prime rate or at LIBOR plus 175 basis points, at the election of the Company.

•
Lending limits subject to accounts receivable and inventory limitations.

•
An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•
Secured by collateral including all of the Company's equipment, intangibles, inventories, and accounts receivable.

•
Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis.

•
A financial covenant requiring a fixed charge coverage ratio of at least 1.1 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2011 was $61.1 million, of which $20.8 million was outstanding, leaving $40.3 million available.

At September 2011, the revolving portion of the Company's Facility balance bore interest based on the bank's prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.05% at September 2011.

During fiscal 2011, our peak borrowings under the Facility were $53.5 million and our average borrowings and average availability were $31.1 million and $25.4 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse are financed through term loans with BMO Harris, NA ("BMO") which is also a participant lender on the Company's revolving line of credit. The BMO loans contain cross default provisions which cause all loans with BMO to be considered in default if any one of the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2011. In addition, the BMO loans contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends of $448,584 or $0.72 per common share in fiscal 2011 and $416,779 or $0.72 per common share in fiscal 2010. The Company also paid cash dividends on its convertible preferred stock of $286,397 and $297,025 in fiscal 2011 and fiscal 2010, respectively.

Other

The Company has issued a letter of credit for $0.4 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Liquidity Risk

The Company's liquidity position is significantly influenced by its ability to maintain sufficient levels of working capital. For our Company and industry in general, customer credit risk and ongoing access to bank credit heavily influence liquidity positions.

The Company does not currently hedge its exposure to interest rate risk or fuel costs. Accordingly, significant price movements in these areas can and do impact the Company's profitability.

The Company believes its liquidity position going forward will be adequate to sustain operations. However, a precipitous change in market conditions could materially impact the Company's future revenue stream as well as its ability to collect on customer accounts receivable or secure bank credit.

OTHER MATTERS—Critical Accounting Estimates

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2011.

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

•
Historical collections—Represented as the amount of historical uncollectible accounts as a percent of total accounts receivable.

•
Specific credit exposure on certain accounts—Identified based on management's review of the accounts receivable portfolio and taking into account the financial wherewithal of particular customers that management deems to have a higher risk of collection.

•
Market conditions—We consider a broad range of industry trends and macro-economic issues which may impact the creditworthiness of our customers.

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

ASSUMPTIONS AND APPROACH USED.    We estimate our inventory obsolescence reserve at each balance sheet date based on the following criteria:

•
Slow moving products—Items identified as slow moving are evaluated on a case-by-case basis for impairment.

•
Obsolete/discontinued inventory—Products identified that are near or beyond their expiration dates. We may also discontinue carrying certain product lines for our customers. As a result, we estimate the market value of this inventory as if it were to be liquidated.

•
Estimated salvage value/sales price—The salvage value of the inventory is estimated using management's evaluation of the congestion in the distribution channels and experience with brokers and inventory liquidators to determine the salvage value of the inventory.

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets consist primarily of property and equipment, goodwill, and intangible assets that were acquired in business combinations. Fixed assets and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Goodwill is not amortized. Impairment of the Company's long-lived assets are assessed and measured at the reporting units during the Company's fourth fiscal quarter. The Company recorded no impairment charges in either fiscal 2011 or fiscal 2010.

NATURE OF ESTIMATES REQUIRED.    Management has to estimate the useful lives of the Company's long lived assets. In regard to the Company's impairment analysis, the most significant assumptions include management's estimate of the annual growth rate used to project future sales and expenses.

ASSUMPTIONS AND APPROACH USED.    For property and equipment, depreciable lives are based on our accounting policy which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of amortizable intangible assets, such as customer lists, we rely on our historical experience to estimate the useful life of the applicable asset and consider industry norms as a benchmark. In evaluating the potential impairment of long-lived assets (excluding goodwill), we primarily rely on an undiscounted future cash flow approach for property and equipment and identifiable intangible assets that are amortized, and the income approach (discounted cash flow method) when evaluating indefinite-lived intangible assets, in addition to both public and private company information.

In evaluating the potential impairment of goodwill we assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If after completing this assessment, it is determined that it is more that than likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment testing methodology using the income approach.

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

ASSUMPTIONS AND APPROACH USED.    In order to estimate our reserve for incurred but unreported claims we consider the following key factors:

Employee Health Insurance Claims

•
Historical claims experience—We review loss runs for each month to calculate the average monthly claims experience.

•
Lag period for reporting claims—Based on analysis and consultation with our third party administrator, our experience is such that we have a minimum of a one month lag period in which claims are reported.

Workers' Compensation Insurance Claims

•
Historical claims experience—We review prior years' loss runs to estimate the average annual expected claims and review monthly loss runs to compare our estimates to actual claims.

•
Lag period for reporting claims—We utilize the assistance of our insurance agent to trend and develop reserves on reported claims in order to estimate the amount of incurred but unreported claims. Our insurance agent uses standard insurance industry loss development models.

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

ASSUMPTIONS AND APPROACH USED.    We estimate the sales reserves using the following criteria:

•
Sales discounts—We use historical experience to estimate the amount of accounts receivable that will not be collected due to customers taking advantage of authorized term discounts.

•
Volume sales incentives—We use historical experience in combination with quarterly reviews of customers' sales progress in order to estimate the amount of volume incentives due to the customers on a periodic basis.

Our estimates and assumptions for each of the aforementioned critical accounting estimates have not changed materially during the periods presented, nor are we aware of any reasons that they would be reasonably likely to change in the future.

BUSINESS COMBINATIONS

NATURE OF ESTIMATES REQUIRED.    We allocate the purchase price of acquired companies to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

ASSUMPTIONS AND APPROACH USED.    Critical estimates in valuing certain intangible assets include but are not limited to the projected growth factors, future expected cash flows, discount rates, potential competitive and regulatory environment developments, and changes in the market for the Company's products and services. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Additionally, estimates associated with the accounting for acquisitions may change as new information becomes available regarding the assets acquired and liabilities assumed.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

During the fourth quarter of fiscal 2011, the Company adopted Financial Accounting Standards Board ("FASB"), Accounting Standards Update ("ASU") 2011-08 ("Testing Goodwill for Impairment")—which permits an entity to use an optional qualitative analysis when determining if the fair value of a given reporting unit is less than its carrying value as part of its goodwill impairment testing methodology. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the

Company and those statements preceded by, followed by or that include the words "future," "position," "anticipate(s)," "expect," "believe(s)," "see," "plan," "further improve," "outlook," "should" or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•
increases in state and federal excise taxes on cigarette and tobacco products,

•
integration risk related to acquisitions or other efforts to expand,

•
higher commodity prices which could impact food ingredient costs for many of the products we sell,

•
regulation of cigarette and tobacco products by the FDA, in addition to existing state and federal regulations by other agencies,

•
potential bans imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products such as products including menthol additives,

•
increases in manufacturer prices,

•
increases in inventory carrying costs and customer credit risk,

•
changes in promotional and incentive programs offered by manufacturers,

•
decreased availability of capital resources

•
demand for the Company's products, particularly cigarette and tobacco products,

•
new business ventures or acquisitions,

•
domestic regulatory and legislative risks,

•
competition,

•
poor weather conditions,

•
increases in fuel prices,

•
consolidation trends within the convenience store industry,

•
other risks over which the Company has little or no control, and any other factors not identified herein,

•
natural disasters and domestic unrest.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCON Distributing Company and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN LLP

Omaha, Nebraska
November 8, 2011

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
ASSETS
Current assets:
Cash	$1,389,665	$356,735
Accounts receivable, less allowance for doubtful accounts of $1.2 million and $1.6 million in 2011 and 2010, respectively	32,963,693	27,903,689
Inventories, net	38,447,982	35,005,957
Deferred income taxes	1,707,889	1,905,974
Prepaid and other current assets	6,073,536	3,013,485

Total current assets	80,582,765	68,185,840
Property and equipment, net	13,713,238	11,855,669
Goodwill	6,349,827	6,149,168
Other intangible assets, net	5,550,978	4,807,644
Other assets	1,238,825	1,069,050

	$107,435,633	$92,067,371

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,439,446	$16,656,257
Accrued expenses	7,153,672	6,007,900
Accrued wages, salaries and bonuses	2,460,558	3,161,817
Income taxes payable	2,100,180	2,366,667
Current maturities of long-term debt	1,384,625	893,291

Total current liabilities	31,538,481	29,085,932
Credit facility	20,771,613	18,816,709
Deferred income taxes	2,743,238	1,075,861
Long-term debt, less current maturities	6,194,195	5,226,586
Other long-term liabilities	429,513	587,479
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both September 2011 and September 2010.	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 62,000 shares outstanding at September 30, 2011 and 80,000 shares outstanding at September 30, 2010, and a total liquidation preference of $1.6 million and $2.0 million at September 2011 and September 2010, respectively.	1,550,000	2,000,000
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 162,000 and 180,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $0.01 par value, 3,000,000 shares authorized, 609,320 shares outstanding at September 2011 and 577,432 shares outstanding at September 2010	6,093	5,774
Additional paid-in capital	9,981,055	8,376,640
Retained earnings	31,721,445	24,392,390

Total shareholders' equity	41,708,593	32,774,804

	$107,435,633	$92,067,371

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2011	2010
Sales (including excise taxes of $340.6 million and $335.8 million, respectively)	$1,041,631,892	$1,010,538,035
Cost of sales	967,467,852	938,830,204

Gross profit	74,164,040	71,707,831

Selling, general and administrative expenses	56,374,612	54,445,189
Depreciation and amortization	2,234,814	1,736,817

	58,609,426	56,182,006

Operating income	15,554,614	15,525,825
Other expense (income):
Interest expense	1,433,790	1,504,899
Other (income), net	(225,212)	(85,886)

	1,208,578	1,419,013

Income from operations before income tax expense	14,346,036	14,106,812
Income tax expense	6,282,000	5,141,000

Net income	8,064,036	8,965,812
Preferred stock dividend requirements	(286,397)	(297,025)

Net income available to common shareholders	$7,777,639	$8,668,787

Basic earnings per share available to common shareholders:	$13.09	$15.36
Diluted earnings per share available to common shareholders:	$10.44	$11.99
Basic weighted average shares outstanding	594,185	564,355
Diluted weighted average shares outstanding	772,589	747,862

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
			Additional Paid in Capital	Retained Earnings
	Shares	Amount			Total
Balance, October 1, 2009	573,232	$5,732	$7,617,494	$16,140,382	$23,763,608
Dividends on common stock, $0.72 per share	—	—	—	(416,779)	(416,779)
Dividends on convertible preferred stock	—	—	—	(297,025)	(297,025)
Compensation expense on equity-based awards	—	—	486,294	—	486,294
Issuance of stock in connection with equity-based awards	4,200	42	131,711	—	131,753
Net excess tax benefit on equity-based awards	—	—	141,141	—	141,141
Net income	—	—	—	8,965,812	8,965,812

Balance, September 30, 2010	577,432	5,774	8,376,640	24,392,390	32,774,804
Dividends on common stock, $0.72 per share	—	—	—	(448,584)	(448,584)
Dividends on convertible preferred stock	—	—	—	(286,397)	(286,397)
Compensation expense on equity-based awards	—	—	992,657	—	992,657
Conversion of Series B Convertible Preferred Stock to common stock by holders	18,255	183	449,817	—	450,000
Issuance of stock in connection with equity-based awards	13,633	136	22,255	—	22,391
Net excess tax benefit on equity-based awards	—	—	139,686	—	139,686
Net income	—	—	—	8,064,036	8,064,036

Balance, September 30, 2011	609,320	$6,093	$9,981,055	$31,721,445	$41,708,593

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,064,036	$8,965,812
Adjustments to reconcile income from operations to net cash flows from operating activities:
Depreciation	1,850,231	1,459,156
Amortization	384,583	277,661
Gain on sale of property and equipment	(45,848)	(32,996)
Equity-based compensation	1,851,457	486,294
Net excess tax benefit on equity-based awards	(139,686)	(141,141)
Deferred income taxes	1,865,462	(385,258)
(Recoveries) provision for losses on doubtful accounts	(437,757)	686,426
Provision for losses (recoveries) on inventory obsolescence	114,000	(74,083)
Other	(8,045)	75,083
Changes in assets and liabilities, net of effect of business acquisition:
Accounts receivable	4,259,181	(196,917)
Inventories	1,015,604	1,535,651
Prepaid and other current assets	(3,025,051)	(1,289,549)
Other assets	(169,775)	(42,655)
Accounts payable	1,810,710	1,395,362
Accrued expenses and accrued wages, salaries and bonuses	(1,256,553)	(857,039)
Income taxes payable	(126,801)	(1,476,450)

Net cash flows from operating activities	16,005,748	10,385,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,988,139)	(1,920,655)
Proceeds from sales of property and equipment	94,525	71,606
Acquisition	(13,368,057)	(3,099,836)

Net cash flows from investing activities	(15,261,671)	(4,948,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on bank credit agreements	1,954,904	(4,017,019)
Principal payments on long-term debt	(1,093,147)	(931,722)
Proceeds from exercise of stock options	22,391	131,753
Net excess tax benefit on equity-based awards	139,686	141,141
Dividends paid on convertible preferred stock	(286,397)	(297,025)
Dividends on common stock	(448,584)	(416,779)

Net cash flow from financing activities	288,853	(5,389,651)

Net change in cash	1,032,930	46,821
Cash, beginning of year	356,735	309,914

Cash, end of year	$1,389,665	$356,735

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended September
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,419,636	$1,506,661
Cash paid during the year for income taxes	4,543,338	7,002,708
Supplemental disclosure of non-cash information:
Conversion Series B Convertible Preferred Stock to common stock by holders	$450,000	$—
Equipment acquisitions classified as accounts payable	10,685	38,206
Business acquisition (see Note 2):
Accounts receivable	$8,881,428	$—
Inventory	4,571,629	1,981,498
Property and equipment	1,795,859	122,978
Prepaid asset	35,000	—
Fair value of non-competition agreement	500,000	—
Customer relationships intangible asset	500,000	1,620,000
Goodwill	200,659	300,360
Accrued expenses	(120,000)	—
Note payable	(2,552,090)	(500,000)
Amount due under non-competition agreement	(444,428)	—
Contingent consideration	—	(425,000)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:

AMCON Distributing Company and Subsidiaries ("AMCON" and "the Company") is primarily engaged in the wholesale distribution of consumer products in the Central, Rocky Mountain, and Southern regions of the United States.

AMCON's wholesale distribution business ("ADC") includes six distribution centers that sell approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON also operates six retail health food stores in Florida under the name Chamberlin's Market & Café ("Chamberlin's") and eight in the Midwest under the name Akin's Natural Foods Market ("Akin's"). These stores carry natural supplements, groceries, health and beauty care products and other food items.

The Company's operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing, excise tax increases, or the opening of competing retail stores in close proximity to the Company's retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 72% of its consolidated revenue and 27% of its consolidated gross profit in both fiscal 2011 and fiscal 2010.

(b) Accounting Period:

The Company's fiscal year ends on September 30 and the fiscal years ended September 30, 2011 and September 30, 2010 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2011 and fiscal 2010 totaled approximately $1.3 million and $1.1 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company's policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 8). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:

Accounts receivable consist primarily of amounts due to the Company from its normal business activities. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history, evaluation of economic conditions as they may impact our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

(f) Inventories:

Inventories consisted of finished goods at September 2011 and 2010 and are stated at the lower of cost, determined on a FIFO basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. Finished goods include total reserves of approximately $0.9 million and $0.8 million at September 2011 and September 2010, respectively. These reserves include the Company's obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2011	September 2010
Prepaid expenses	$1.2	$0.7
Prepaid inventory	4.9	2.3

	$6.1	$3.0

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

Years
Buildings	40
Warehouse equipment	5 - 7
Furniture, fixtures and leasehold improvements	2 - 12
Vehicles	5

Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and the resulting gains or losses are reported as a component of operating income.

The Company reviews its property and equipment for impairment at least annually during our fourth fiscal quarter or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If impaired, the assets are reported at the lower of the carrying amount or fair value less the cost to sell. The Company recorded no impairment charges in either fiscal 2011 or fiscal 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

(i) Goodwill and Intangible Assets:

Our goodwill consists of the excess purchase price paid in business combinations over the fair value of assets acquired. Our intangible assets consist of trademarks, tradenames, customer relationships, and the value of non-competition agreements acquired as part of acquisitions. Goodwill, trademarks, and tradenames are considered to have indefinite lives.

The Company employs the non-amortization approach to account for purchased goodwill and intangible assets having indefinite useful lives. Under the non-amortization approach, goodwill and intangible assets having indefinite useful lives are not amortized into the results of operations, but instead are reviewed annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. The Company performs its annual goodwill and intangible asset impairment assessment and testing during the fourth fiscal quarter of each year.

The Company's reporting units which are tested for impairment are Akin's, Chamberlin's, and the Springfield, MO, Quincy, IL, and Crossville, TN divisions of our Wholesale Segment. Both Akin's and Chamberlin's are components of our Retail Segment. The Company tests goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment testing methodology.

In the first step of this testing methodology, we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference in that period.

Non-amortized indefinite-lived assets are tested for impairment by comparing the assets' carrying value to their estimated fair value. The Company estimates the fair value of these assets using a discounted cash flow methodology. If the assets are determined to be impaired, their carrying value is reduced to their fair value and an impairment loss is recorded in that period.

When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by particular assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment at least annually or whenever events or circumstances change which may indicate that the carrying amount of the assets may not be recoverable. Identifiable intangible assets that are subject to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

amortization are evaluated for impairment using a process similar to that used in evaluating the elements of property and equipment. If impaired, the related asset is written down to its fair value.

There were no impairments of goodwill, indefinite-lived assets, or identifiable intangible assets with finite lives recorded during either fiscal 2011 or fiscal 2010.

(j) Revenue Recognition:

AMCON recognizes revenue when title passes to our customers. In our Wholesale Segment, this occurs when products are delivered to customers (which generally is the same day products are shipped) and in our retail health food segment when products are sold to consumers. Sales are shown net of returns, discounts, and sales incentives to customers.

(k) Insurance:

The Company's workers' compensation, general liability, and employee-related health care benefits are provided through high-deductible or self-insurance programs. As a result, the Company accrues for its workers' compensation and general liability based upon a claim reserve analysis. The Company has issued a letter of credit in the amount of $0.4 million to its workers' compensation insurance carrier as part of its loss control program. The reserve for incurred, but not reported, employee health care benefits is based on approximately one month of claims, calculated using the Company's historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

(l) Income Taxes:

The Company uses the asset and liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when we do not consider it more likely than not that some portion or all of the deferred tax assets will be realized.

(m) Share-Based Compensation:

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock awards is based on the Company's stock price on the grant date and the fair value of restricted stock units is based on the Company's period ending closing price. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award and is reflected in our Consolidated Statement of Operations under "selling, general and administrative expenses."

(n) Customer Sales Incentives:

The Company provides sales rebates or discounts to customers. These incentives are recorded as a reduction of sales revenue as earned by the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

(o) Per-share results:

Basic earnings or loss per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings or loss per share data are based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including stock options and conversion features of the Company's preferred stock issuances.

(p) Use of Estimates:

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

(q) Adoption of New Accounting Standards:

During the fourth quarter of fiscal 2011, the Company adopted FASB ASU 2011-08 ("Testing Goodwill for Impairment")—which permits an entity to use an optional qualitative analysis when determining if the fair value of a given reporting unit is less than its carrying value as part of its goodwill impairment testing methodology. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS

Fiscal 2011

During fiscal 2011, the Company, through its wholly-owned subsidiary, acquired the convenience store distribution assets of L.P. Shanks Company Inc. ("LPS"). LPS was a wholesale distributor to convenience stores in Tennessee, Kentucky, Georgia, Virginia, West Virginia, and North Carolina with annual sales of approximately $200 million. In exchange for certain accounts receivable, inventory, property and equipment, and customer lists of LPS, the Company paid $13.4 million in cash, issued a $2.6 million note payable due to the seller due in quarterly installments over three years and bearing interest at 4% annually, and will also pay a total of $0.5 million over five years in annual installments related to a non-competition agreement with the seller. The Company also entered into warehouse leases with the seller and assumed certain operating leases in conjunction with the transaction. No significant liabilities were assumed in connection with the transaction and the costs incurred to effectuate the acquisition were expensed as incurred. The transaction was funded through the Company's existing credit facility and the issuance of a note payable to the seller. The acquisition expands the Company's strategic footprint in the Southeastern portion of the United States and enhances our ability to service customers in that region.

The following table summarizes the consideration paid for the acquired assets and their related acquisition date fair values. The fair value of the assets acquired have been measured in accordance with Accounting Standards Codification ("ASC") 805 "Business Combinations." In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology. The acquired assets are reported as a component of our Wholesale Segment.

Total Consideration	Amount (in millions)
Cash	$13.4
Note payable	2.6
Non-competition agreement	0.4

Total fair value of consideration transferred	$16.4

Recognized amounts of identifiable net assets acquired

	Amount (in millions)	Weighted Average Amortization Period
Accounts Receivable	$8.9	—
Inventory	4.6	—
Property and equipment	1.8	5 years
Identifiable intangible assets:
Non-competition agreement	0.5	5 years
Customer relationships	0.5	8 years
Liabilities	(0.1)

Total identifiable net assets	16.2
Goodwill	0.2

Total identifiable net assets and goodwill	$16.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

Goodwill totaling approximately $0.2 million arose from the acquisition and primarily represents synergies and economies of scale expected to be generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company's Wholesale Segment and is expected to be deductible for tax purposes. No significant measurement adjustments related to this transaction were recorded during fiscal 2011.

The following table sets forth the unaudited actual revenue and earnings included in the Company's statement of operations related to the acquisition and the pro forma revenue and earnings of the combined entity if the acquisition had occurred as of the beginning of the Company's prior fiscal year. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisition occurred at that time.

	Twelve Months Ended September
(In millions)	2011	2010
Revenue—Actual Results	$1,041.6	$1,010.5
Revenue—Supplemental pro forma results	$1,175.4	$1,210.2
Net Income—Actual Results	$8.1	$9.0
Net Income—Supplemental pro forma results	$7.9	$8.9

Fiscal 2010

During fiscal 2010, the Company acquired the convenience store distribution assets of Discount Distributors from its parent Harps Food Stores, Inc. ("Harps"). Discount Distributors was a wholesale distributor to convenience stores in Arkansas, Oklahoma, and Missouri with annual sales of approximately $59.6 million. The Company paid $3.1 million cash, issued a $0.5 million note payable due in quarterly installments over two years, and could pay an additional $1.0 million in contingent consideration for certain property and equipment, inventory, and customer lists of Discount Distributors. The contingent consideration was based on achieving a predetermined two-year revenue target. This transaction was funded through the Company's existing credit facility and no significant liabilities were assumed in connection with the transaction. The costs incurred to effectuate the acquisition were not significant and were expensed as incurred. The acquisition expanded the Company's strategic footprint in the southern portion of the United States and enhanced our ability to service customers in that region.

The following table summarizes the consideration paid for the acquired assets and their related acquisition date fair values. The fair value of the assets acquired have been measured in accordance with ASC 805 "Business Combinations." In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology. The acquired assets are reported as a component of our Wholesale Segment.

Total Consideration	Amount (in millions)
Cash	$3.1
Note payable	0.5
Fair value of contingent consideration	0.4

Fair value of consideration transferred	$4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

Recognized amounts of identifiable assets acquired

	Amount (in millions)	Weighted Average Amortization Period
Inventory	$2.0	—
Property and equipment	0.1	5 years
Identifiable intangible assets:
Customer relationships	1.6	8 years

Total identifiable net assets	3.7
Goodwill	0.3

Total identifiable assets and goodwill	$4.0

The Company has estimated that the undiscounted payments required under the contingent consideration arrangement was approximately $0.7 million ($0.4 million fair value). Goodwill totaling approximately $0.3 million arose from the acquisition and primarily represents synergies and economies of scale generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company's Wholesale Segment and is deductible for tax purposes. No measurement adjustments related to this transaction were recorded during either fiscal 2011 or fiscal 2010. Because the acquisition was consummated during the first quarter of fiscal 2010, there were no are differences between actual and pro forma revenue and earnings.

3. CONVERTIBLE PREFERRED STOCK:

The Company had two series of convertible preferred stock outstanding at September 2011 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$1,550,000
Number of shares:	100,000	62,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	62,880
Dividend rate:	6.785%	6.37%

The Series A Convertible Preferred Stock ("Series A") and Series B Convertible Preferred Stock ("Series B"), (collectively, the "Preferred Stock"), are convertible at any time by the holders into a number of shares of AMCON common stock equal to the number of preferred shares being converted multiplied by a fraction equal to $25.00 divided by the conversion price. The conversion prices for the Preferred Stock are subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Common Stock. Cumulative dividends for the Preferred Stock are payable in arrears, when, and if declared by the Board of Directors, on March 31, June 30, September 30 and December 31 of each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. CONVERTIBLE PREFERRED STOCK: (Continued)

In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value and at the option of the holder. The Series A Preferred Stock is owned by Mr. Christopher Atayan, AMCON's Chief Executive Officer and Chairman of the Board. The Series B Preferred Stock is owned by an institutional investor which has the right to elect one member of our Board of Directors, pursuant to the voting rights in the Certificate of Designation creating the Series B. Christopher H. Atayan was first nominated and elected to this seat in 2004. During fiscal 2011, the holders of the Series B Convertible Preferred Stock converted 18,000 shares with a carrying value of $450,000 into 18,255 shares of the Company's common stock.

4. EARNINGS PER SHARE:

Basic earnings per share available to common shareholders is calculated by dividing net income less preferred stock dividend requirements by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing income from operations less preferred stock dividend requirements (when anti-dilutive) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. There were no anti-dilutive stock options or potential common stock options at either September 2011 or September 2010.

	For Fiscal Years
	2011 Basic	2010 Basic
Weighted average number of shares outstanding	594,185	564,355

Net income	$8,064,036	$8,965,812
Deduct: convertible preferred stock dividends	(286,397)	(297,025)

Net income available to common shareholders	$7,777,639	$8,668,787

Net earnings per share available to common shareholders	$13.09	$15.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. EARNINGS PER SHARE: (Continued)

	2011 Diluted	2010 Diluted
Weighted average common shares outstanding	594,185	564,355
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock(1)	178,404	183,507

Weighted average number of shares outstanding	772,589	747,862

Net income	$8,064,036	$8,965,812
Deduct: convertible preferred stock dividends(2)	—	—

Net income available to common shareholders	$8,064,036	$8,965,812

Net earnings per share available to common shareholders	$10.44	$11.99

(1)
Diluted earnings per share calculation includes all stock options, convertible preferred stock, restricted stock, and restricted stock units deemed to be dilutive.

(2)
Diluted earnings per share calculation excludes dividend payments for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

5. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2011 and 2010 consisted of the following:

	2011	2010
Land	$648,818	$648,818
Buildings and improvements	9,148,547	9,148,547
Warehouse equipment	10,351,120	8,189,510
Furniture, fixtures and leasehold improvements	9,500,450	8,290,866
Vehicles	1,878,158	1,707,185
Construction in progress	96,941	151,027

	31,624,034	28,135,953
Less accumulated depreciation and amortization:
Buildings and equipment	(17,910,796)	(16,280,284)

	$13,713,238	$11,855,669

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at fiscal year ends 2011 and 2010 was as follows:

	2011	2010
Wholesale	$4,436,950	$4,236,291
Retail	1,912,877	1,912,877

	$6,349,827	$6,149,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS: (Continued)

Other intangible assets at fiscal year ends 2011 and 2010 consisted of the following:

	2011	2010
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.1 million)	466,667	—
Customer relationships (less accumulated amortization of $0.4 million and $0.2 million at September 2011 and 2010, respectively)	1,711,042	1,434,375

	$5,550,978	$4,807,644

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At September 2011, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets totaled was $0.3 million for fiscal 2011 and $0.2 million for fiscal 2010.

In connection with our acquisition of LPS during fiscal 2011, the Company allocated approximately $0.2 million of the purchase price to deductible goodwill and approximately $1.0 million to finite lived intangible assets (all of which is presented in our Wholesale Segment). In connection with our fiscal 2010 acquisition of Harps, the Company allocated approximately $0.3 million of the purchase price to deductible goodwill and approximately $1.6 million to finite lived intangible assets (all of which is presented in our Wholesale Segment).

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at September 2011:

Fiscal 2012	$365,000
Fiscal 2013	365,000
Fiscal 2014	365,000
Fiscal 2015	365,000
Fiscal 2016	331,667
Thereafter	386,042

$2,177,709

7. OTHER ASSETS:

Other assets at fiscal year ends 2011 and 2010 consisted of the following:

	2011	2010
Cash surrender value of life insurance policies	$824,751	$824,751
Other	414,074	244,299

	$1,238,825	$1,069,050

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT:

The Company primarily finances its operations through a credit facility agreement with Bank of America (the "Facility") and long-term debt agreements with banks.

CREDIT FACILITY

	2011	2010
Revolving portion of the Facility, interest payable at 3.05% at September 2011	$20,771,613	$18,816,709

The Facility included the following significant terms at September 2011:

•
April 2014 maturity date and a $70.0 million revolving credit limit.

•
Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•
A provision providing an additional $5.0 million of credit advances for certain inventory purchases.

•
Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of the original term of the agreement or the end of any renewal period.

•
Prepayment penalty equal to one-half of one percent (1/2%) if the Company prepays the entire Facility or terminates it in year one of the agreement, and one-fourth of one percent (1/4%) if the Company prepays the entire Facility or terminates it in year two of the agreement. The prepayment penalty is calculated based on the original loan amount.

•
The Facility bears interest at either the bank's prime rate or at LIBOR plus 175 basis points, at the election of the Company.

•
Lending limits subject to accounts receivable and inventory limitations.

•
An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•
Secured by collateral including all of the Company's equipment, intangibles, inventories, and accounts receivable.

•
Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis.

•
A financial covenant requiring a fixed charge coverage ratio of at least 1.1 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT: (Continued)

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long-term obligations at fiscal 2011 and fiscal 2010 as follows:

	2011	2010
Note payable to a bank ("Real Estate Loan"), interest payable at a fixed rate of 6.75% with monthly installments of principal and interest of $58,303 per month through May 2013 with remaining principal due June 2013, collateralized by two owned distribution facilities	$4,448,486	$4,829,414
Note payable, interest payable at a fixed rate of 4.00%, with quarterly installments of principal and interest of $226,874 through June 2014	2,352,234	—
Note payable to a bank, interest payable monthly at a fixed rate of 5.21% plus monthly principal payments of $4,237 through December 2012 at which time the remaining principal is due, collateralized by the Rapid City building and equipment	673,630	724,470
Note payable, interest payable at a fixed rate of 5.00%, with quarterly installments of principal and interest of $66,067 through October 2011	63,092	316,244
Other obligations payable in monthly installments with interest rates from 4.96% to 6.91% through April 2013	10,764	53,079
Notes payable, interest payable at a fixed rate between 8.0% -9.5% with monthly installments of principal and interest of $2,226 - $2,677 per month through July 2011 collateralized by delivery vehicles	—	34,395
Note payable, interest payable discounted at a rate of 8.25% with quarterly installments of principal and interest of $31,250 - $46,875 through October 2011.	30,614	162,275

	7,578,820	6,119,877
Less current maturities	1,384,625	893,291

	$6,194,195	$5,226,586

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following September 2011 are as follows:

Fiscal Year Ending
2012	$1,384,625
2013	5,526,416
2014	667,779
2015	—
2016	—
Thereafter	—

$7,578,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT: (Continued)

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's long-term debt approximated its carrying value at September 2011.

Cross Default and Co-Terminus Provisions

The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse are financed through term loans with BMO Harris, NA ("BMO"), which is also a participant lender on the Company's revolving line of credit. The BMO loans contain cross default provisions which cause all loans with BMO to be considered in default if any one of the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2011. In addition, the BMO loans contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

9. OTHER INCOME, NET:

Other income, net consisted of the following for fiscal 2011 and 2010:

	2011	2010
Interest income	$45,144	$43,924
Other	180,068	41,962

	$225,212	$85,886

10. INCOME TAXES:

The components of income tax expense from operations for fiscal 2011 and fiscal 2010 consisted of the following:

	2011	2010
Current: Federal	$3,754,455	$4,756,241
Current: State	662,083	770,017

	4,416,538	5,526,258

Deferred: Federal	1,711,375	(353,436)
Deferred: State	154,087	(31,822)

	1,865,462	(385,258)

Income tax expense	$6,282,000	$5,141,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES: (Continued)

The difference between the Company's income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 35% for both fiscal 2011 and fiscal 2010 on income before income taxes is as follows:

	2011	2010
Tax at statutory rate	$5,021,112	$4,937,384
Amortization of goodwill and other intangibles	(5,207)	(5,207)
Nondeductible business expenses	1,071,984	32,248
State income taxes, net of federal tax benefit	479,883	496,820
Valuation allowance, net operating losses	(165,460)	(157,809)
Other	(120,312)	(162,436)

	$6,282,000	$5,141,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to the net deferred tax asset (liabilities) at fiscal year ends 2011 and 2010 relate to the following:

	2011	2010
Deferred tax assets:
Current:
Allowance for doubtful accounts	$425,373	$591,662
Accrued expenses	1,095,108	915,153
Inventory	460,684	408,557
Other	8,392	241,435

	1,989,557	2,156,807
Noncurrent:
Property and equipment	$198,907	$682,411
Net operating loss carry forwards—federal	471,926	517,968
Net operating loss carry forwards—state	627,823	651,283

	1,298,656	1,851,662

Total deferred tax assets	3,288,213	4,008,469
Valuation allowance	(617,577)	(783,037)

Net deferred tax assets	$2,670,636	$3,225,432

Deferred tax liabilities:
Current:
Trade discounts	$281,668	$250,833

	281,668	250,833
Noncurrent:
Property and equipment	1,729,853	674,726
Goodwill	886,943	794,025
Intangible assets	807,521	675,735

	3,424,317	2,144,486

Total deferred tax liabilities	$3,705,985	$2,395,319

Net deferred tax assets (liabilities):
Current	$1,707,889	$1,905,974
Noncurrent	(2,743,238)	(1,075,861)

	$(1,035,349)	$830,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES: (Continued)

At September 2011, the Company had a $0.5 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $1.4 million and were primarily attributable to the Company's fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. ("HNWC"), a wholly owned subsidiary of the Company. The utilization of HNWC's net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

At September 2011, the Company had a valuation allowance of approximately $0.6 million against certain state and federal net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2011 or fiscal 2010, and the Company does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2008 and forward remain open under U.S. and state statutes.

11. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.6 million (net of employee forfeitures) for fiscal 2011 and fiscal 2010.

12. RELATED PARTY TRANSACTIONS:

The Company's Series A Preferred Stock is owned by Mr. Christopher Atayan, AMCON's Chief Executive Officer and Chairman of the Board. During both fiscal 2011 and fiscal 2010, the Company paid Mr. Atayan cash dividends of approximately $0.2 million related to his ownership of the Series A Preferred Stock.

Our Retail Segment leases warehouse space from TIP Properties, LLC, which is owned by Eric Hinkefent, President of Chamberlin's Natural Foods, Inc. and Health Food Associates, and another Company employee. Annual rental payments related to this lease were approximately $0.1 million in both fiscal 2011 and fiscal 2010.

13. COMMITMENTS AND CONTINGENCIES:

Lease Obligations

The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases totaled approximately $4.3 million in fiscal 2011 and $4.0 million in fiscal 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES: (Continued)

At September 2011 the minimum future lease commitments were as follows:

Fiscal Year Ending	Operating Leases
2012	$3,951,707
2013	3,092,600
2014	1,821,711
2015	1,339,342
2016	970,672
Thereafter	1,387,783

Total minimum lease payments	$12,563,815

Liability Insurance

The Company carries property, general liability, vehicle liability, directors and officers' liability and workers' compensation insurance. Additionally, the Company carries an umbrella liability policy to provide excess coverage over the underlying limits of the aforementioned primary policies.

The Company's insurance programs for workers' compensation, general liability, and employee related health care benefits are provided through high deductible or self-insured programs. Claims in excess of self-insurance levels are fully insured subject to policy limits. Accruals are based on historical claims experience, actual claims filed, and estimates of claims incurred but not reported.

The Company's liabilities for unpaid and incurred, but not reported claims, for workers' compensation, general liability, and health insurance at September 2011 and 2010 was $1.6 million and $1.7 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company's opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company's self-insured liabilities reserve is set forth below (in millions):

	2011	2010
Beginning balance	$1.7	$1.6
Charged to expense	4.4	4.3
Payments	4.5	4.2

Ending balance	$1.6	$1.7

14. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plan

The Company has an Omnibus Incentive Plan ("the Omnibus Plan") which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY-BASED INCENTIVE AWARDS: (Continued)

vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company's common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company's common stock. At September 2011, awards with respect to a total of 87,400 shares had been awarded pursuant to the Omnibus Plan and awards with respect to another 62,600 shares may be awarded under the plan.

Stock Options

During fiscal 2010, the Company's Compensation Committee of the Board of Directors awarded various employees of the Company incentive stock options to purchase 6,000 shares of the Company's common stock. These awards vest in equal installments over a five year service period and have an exercise price of $51.50 per share.

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

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules up to five years in length. Stock options issued and outstanding at September 2011 are summarized as follows:

					Exercisable
	Exercise Price	Number Outstanding	Remaining Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
2003 Options	$28.80	84	1.07 years	$28.80	84	$28.80
2007 Options	$18.00	25,000	5.20 years	$18.00	25,000	$18.00
2010 Options	$51.50	5,500	8.58 years	$51.50	1,100	$51.50

		30,584		$24.05	26,184	$19.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY-BASED INCENTIVE AWARDS: (Continued)

The following is a summary of stock options activity for fiscal 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2010	31,918	$24.56
Granted	—	$—
Exercised	(834)	$26.88
Forfeited/Expired	(500)	$51.50

Outstanding at September 2011	30,584	$24.05

At September 2011, total unamortized compensation expense related to stock options was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next 43 months.

The aggregate intrinsic value of stock options outstanding was approximately $1.0 million and $1.2 million at September 2011 and September 2010, respectively. The aggregate intrinsic value of stock options exercisable was approximately $1.0 million and $1.1 million at September 2011 and September 2010, respectively.

The total intrinsic value of stock options exercised was approximately $0.1 million in both fiscal 2011 and fiscal 2010. The total fair value of stock options vested was approximately $0.1 million and $0.5 million in fiscal 2011 and fiscal 2010, respectively.

Restricted Stock Units

During fiscal 2011, the Compensation Committee of the Board of Directors authorized and approved the following restricted stock unit awards to members of the Company's management team pursuant to the provisions of the Company's Omnibus Plan:

	Restricted Stock Units(1)	Restricted Stock Units(2)
Date of award:	November 22, 2010	November 22, 2010
Number of shares:	38,400	12,000
Service period:	24 months	36 months
Estimated fair value of all awards at grant date:	$2,765,000	$864,000
Fair value of outstanding (non-vested) awards at September 2011:	$1,459,000	$684,000

(1)
12,800 of the restricted stock unit awards were vested at September 2011. The remaining 25,600 restricted stock units will vest in equal amounts (12,800 per year) on October 26, 2011 and October 26, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY-BASED INCENTIVE AWARDS: (Continued)

and/or distributions payable to restricted stock recipients will be held in escrow until all the conditions of vesting have been met.

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company's shares, at the time of vesting. Based on these award provisions, the compensation expense recorded in the Company's Condensed Statement of Operations reflects the straight-line amortized fair value based on the period end closing price.

During fiscal 2011, net income before income taxes included compensation expense of $1.8 million related to the amortization of the Company's restricted stock unit awards. Total unamortized compensation expense for these awards based on the September 2011 closing price was approximately $1.3 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 9 months (the weighted-average period). The following summarizes restricted stock unit activity under the Omnibus Plan during fiscal 2011:

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2010	—	$—
Granted	50,400	$72.01
Vested	(12,800)	$72.50
Expired	—	$—

Nonvested restricted stock units at September 2011	37,600	$57.00

15. BUSINESS SEGMENTS:

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores' operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the "Other" column are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. BUSINESS SEGMENTS: (Continued)

intercompany eliminations, and assets held and charges incurred by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

	Wholesale Distribution	Retail	Other	Consolidated
FISCAL YEAR ENDED 2011:
External revenues:
Cigarettes	$751,189,309	$—	$—	$751,189,309
Confectionery	68,748,154	—	—	68,748,154
Health food	—	37,800,391	—	37,800,391
Tobacco, food service & other	183,894,038	—	—	183,894,038

Total external revenues	1,003,831,501	37,800,391	—	1,041,631,892
Depreciation	1,423,683	422,799	3,749	1,850,231
Amortization	384,583	—	—	384,583
Operating income (loss)	17,695,115	3,402,124	(5,542,625)	15,554,614
Interest expense	479,523	382,334	571,933	1,433,790
Income (loss) from operations before taxes	17,284,552	3,042,442	(5,980,958)	14,346,036
Total assets	93,593,738	12,860,354	981,541	107,435,633
Capital expenditures	1,761,781	226,358	—	1,988,139
FISCAL YEAR ENDED 2010:
External revenues:
Cigarettes	$731,384,660	$—	$—	$731,384,660
Confectionery	66,055,461	—	—	66,055,461
Health food	—	36,769,283	—	36,769,283
Tobacco, food service & other	176,328,631	—	—	176,328,631

Total external revenues	973,768,752	36,769,283	—	1,010,538,035
Depreciation	1,122,021	332,967	4,168	1,459,156
Amortization	277,661	—	—	277,661
Operating income (loss)	17,168,907	3,766,927	(5,410,009)	15,525,825
Interest expense	484,253	456,367	564,279	1,504,899
Income (loss) from operations before taxes	16,718,386	3,347,006	(5,958,580)	14,106,812
Total assets	78,662,748	12,408,831	995,792	92,067,371
Capital expenditures	1,049,666	870,989	—	1,920,655

16. SUBSEQUENT EVENT:

On October 25, 2011, the Compensation Committee of the Company's Board of Directors awarded 15,900 restricted stock units to members of the Company's Executive Management Team. The restricted stock units provide that the award recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement, at the time of vesting. The awards vest in equal amounts on October 25, 2012, October 25, 2013, and October 25 2014.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K (Internal Control Report). Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment excluded an evaluation of the effectiveness of internal control over financial reporting for L.P. Shanks Company Inc. ("LPS"), which we acquired on May 27, 2011 and, as such, our management's conclusions regarding our internal control over financial reporting does not extend to the effectiveness of internal control over financial reporting for LPS. LPS accounted for approximately 17% of our total consolidated assets at September 30, 2011 and approximately 7% of our total consolidated revenue for the fiscal year ended September 30, 2011. Based on its assessment, and specifically excluding the internal control over financial reporting for LPS, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant's Proxy Statement to be used in connection with the December 2011 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the captions "Item 1: Election of Directors—What is the structure of our board and how often are directors elected?", "Item 1: Election of Directors—Who are this year's nominees?", "Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the inclusion that each such person should serve on our board?", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance and Board Matters—Code of Ethics", and "Corporate Governance and Board Matters—Committees of the Board—Audit Committee", certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

The information appearing under the caption "Executive Officers of the Registrant" in Part I of this report also is incorporated herein by reference. Our Board of Directors has adopted a code of ethical conduct that applies to our executive officers, including our principal executive officer and our principal financial officer. This code of ethical conduct is available without charge to any person who requests it by writing to our corporate secretary. It also is available on our internet website (www.amcon.com) by clicking on the "Corporate Governance" tab under "Investor Relations". Any substantive amendment to, or waiver from, a provision of this code that applies to our principal executive officer or principal financial officer will be disclosed on our internet website and, if required by rules of the SEC or NYSE Amex Equities, on the reports we file with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

The Registrant's Proxy Statement will contain under the captions "Executive Compensation and Related Matters" and "Corporate Governance and Board Matters—Director Compensation" the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Registrant's Proxy Statement will contain under the captions "Ownership of Our Common Stock by Our Directors and Executive Officers and Other Principal Stockholders" and "Executive Compensation and Related Matters—Equity Compensation Plan Information" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant's Proxy Statement will contain under the captions "Certain Relationships and Related Party Transactions", "Item 1: Election of Directors—What is the structure of our board and how often are directors elected?" and "Corporate Governance and Board Matters—Committees of the Board", the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

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

(2)
Financial Statement Schedules

Not Applicable.

(3)
Exhibits

3.1	Restated Certificate of Incorporation of AMCON Distributing Company, as amended May 12, 2004 (incorporated by reference to Exhibit 3.1 of AMCON's Annual Report on Form 10-K filed November 7, 2008)
3.2	Certificate of Amendment of Certificate of Incorporation dated March 18, 2005 (incorporated by reference to Exhibit 3.2 of AMCON's Annual Report on Form 10-K filed November 7, 2008)
3.3
Second Corrected Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of AMCON Distributing Company dated August 5, 2004 (incorporated by reference to Exhibit 3.3 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)
3.4
Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of AMCON Distributing Company dated October 8, 2004 (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)
3.5	Amended and Restated Bylaws of AMCON Distributing Company dated January 29, 2008 (incorporated by reference to Exhibit 3.2 of AMCON's Current Report on Form 8-K filed on February 4, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of AMCON's Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)
4.2	Specimen Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCON's Quarterly Report on Form 10-Q filed on August 9, 2004)
4.3	Specimen Series B Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 3.4 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)
4.4
Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)
10.1
Second Amended and Restated Revolving Line of Credit Agreement, date April 18, 2011, between AMCON Distributing Company and Bank of America, as agent (incorporated by reference to Exhibit 10.1 of AMCON's Quarterly Report on Form 10-Q filed on April 19, 2011)
10.2	Consent and First Amendment to Second Amended and Restated Credit Agreement dated May 27, 2011 (incorporated by reference to Exhibit 10.2 of AMCON's Form 8-K filed on May 31, 2011)

10.3	First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 4, 2000)*
10.4
AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*
10.5	2007 Omnibus Incentive Plan dated April 17, 2007 (incorporated herein by reference to Exhibit 10.12 to AMCON's Annual Report on Form 10-K filed on November 9, 2007)*
10.6
Nonqualified Stock Option Agreement for Christopher H. Atayan dated December 12, 2006 (incorporated herein by reference to Exhibit 10.13 to AMCON's Annual Report on Form 10-K filed on November 9, 2007)*
10.7
Agreement, dated December 10, 2004 between AMCON Distributing Company and William F. Wright with respect to split dollar life insurance (incorporated by reference to Exhibit 10.6 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)*
10.8
Agreement, dated December 15, 2004 between AMCON Distributing Company and Kathleen M. Evans with respect to split dollar life insurance (incorporated by reference to Exhibit 10.7 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)*
10.9
Term Real Estate Promissory Note, dated December 21, 2004, issued by AMCON Distributing Company to Gold Bank (predecessor to BMO Harris, NA); (incorporated by reference to Exhibit 10.21 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)
10.10
One Hundred Eighty Day Redemption Mortgage and Security Agreement by and between AMCON Distributing Company and Gold Bank (predecessor to BMO Harris) dated December 21, 2002 (incorporated by reference to Exhibit 10.23 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)
10.11
Security Agreement by and between AMCON Distributing Company and (predecessor to BMO Harris, NA); (incorporated by reference to Exhibit 10.24 of AMCON's Quarterly Report on Form 10-Q filed on February 14, 2005)
10.12
Change of Control Agreement between the Company and Christopher H. Atayan, dated December 29, 2006 (incorporated by reference to Exhibit 10.40 of AMCON's Annual Report on Form 10-K filed on December 29, 2006)*
10.13
Change of Control Agreement between the Company and Kathleen M. Evans, dated December 29, 2006 (incorporated by reference to Exhibit 10.41 of AMCON's Annual Report on Form 10-K filed on December 29, 2006)*
10.14	Executive Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to AMCON's Annual Report on Form 10-K filed on November 7, 2008)*
10.15	Director Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 of AMCON's Annual Report on Form 10-K filed on November 7, 2011)
10.16
Form of Stock Option Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.2 of AMCON's Quarterly Report on Form 10-Q filed on April 19, 2011)

10.17	Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.3 of AMCON's Quarterly Report on Form 10-Q filed on April 19, 2011)
10.18	L.P. Shanks Company Inc. Asset Purchase Agreement dated March 26, 2011 (incorporated by reference to Exhibit 10.1 of AMCON's Form 8-K filed on May 31, 2011)
11.1	Statement re: computation of per share earnings (incorporated by reference to Note 4 to the Consolidated Financial Statements included as a part of this report on Form 10-K under Item 8)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen LLP)
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act.
101	Interactive Data File (filed herewithin electronically).

*
Represents management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2011	AMCON DISTRIBUTING COMPANY (registrant)
	By:	/s/ CHRISTOPHER H. ATAYAN Christopher H. Atayan, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2011	/s/ CHRISTOPHER H. ATAYAN Christopher H. Atayan, Chief Executive Officer Chairman of the Board and Director (Principal Executive Officer)
November 8, 2011	/s/ KATHLEEN M. EVANS Kathleen M. Evans President and Director
November 8, 2011	/s/ ANDREW C. PLUMMER Andrew C. Plummer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
November 8, 2011	/s/ JEREMY W. HOBBS Jeremy W. Hobbs Director
November 8, 2011	/s/ JOHN R. LOYACK John R. Loyack Director
November 8, 2011	/s/ RAYMOND F. BENTELE Raymond F. Bentele Director

November 8, 2011	/s/ STANLEY MAYER Stanley Mayer Director
November 8, 2011	/s/ TIMOTHY R. PESTOTNIK Timothy R. Pestotnik Director