Form 10-Q
period 2011-12-31
AMCON DISTRIBUTING CO
filed 2012-01-19
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The Registrant had 625,271 shares of its $.01 par value common stock outstanding as of January 16, 2012.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2011 and September 30, 2011

	December 2011	September 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$974,815	$1,389,665
Accounts receivable, less allowance for doubtful accounts of $1.2 million at both December 2011 and September 2011	29,223,872	32,963,693
Inventories, net	47,940,028	38,447,982
Deferred income taxes	1,455,121	1,707,889
Prepaid and other current assets	4,951,373	6,073,536
Total current assets	84,545,209	80,582,765

Property and equipment, net	13,454,969	13,713,238
Goodwill	6,349,827	6,349,827
Other intangible assets, net	5,459,727	5,550,978
Other assets	1,243,000	1,238,825
	$111,052,732	$107,435,633
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,845,825	$18,439,446
Accrued expenses	5,348,974	7,153,672
Accrued wages, salaries and bonuses	1,900,367	2,460,558
Income taxes payable	732,613	2,100,180
Current maturities of long-term debt	1,915,309	1,384,625
Total current liabilities	25,743,088	31,538,481

Credit facility	28,768,119	20,771,613
Deferred income taxes	2,939,629	2,743,238
Long-term debt, less current maturities	5,252,739	6,194,195
Other long-term liabilities	427,501	429,513
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both December 2011 and September 2011.	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 62,000 shares outstanding and a total liquidation preference of $1.6 million at December 2011 and September 2011.	1,550,000	1,550,000

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 162,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 625,271 shares outstanding at December 2011 and 609,320 shares outstanding at September 2011	6,252	6,093
Additional paid-in capital	10,892,578	9,981,055
Retained earnings	32,972,826	31,721,445
Total shareholders’ equity	43,871,656	41,708,593
	$111,052,732	$107,435,633

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2011 and 2010

	2011	2010
Sales (including excise taxes of $90.5 million and $81.3 million, respectively)	$283,563,050	$244,957,161
Cost of sales	264,925,373	227,349,439
Gross profit	18,637,677	17,607,722

Selling, general and administrative expenses	15,350,002	13,687,371
Depreciation and amortization	613,494	497,583
	15,963,496	14,184,954
Operating income	2,674,181	3,422,768
Other expense (income):
Interest expense	424,110	384,583
Other (income), net	(151,264)	(22,881)
	272,846	361,702
Income from operations before income taxes	2,401,335	3,061,066
Income tax expense	963,000	1,229,000
Net income	1,438,335	1,832,066
Preferred stock dividend requirements	(67,641)	(74,867)
Net income available to common shareholders	$1,370,694	$1,757,199

Basic earnings per share available to common shareholders	$2.21	$3.04
Diluted earnings per share available to common shareholders	$1.83	$2.41

Basic weighted average shares outstanding	619,910	578,636
Diluted weighted average shares outstanding	783,994	758,692

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,438,335	$1,832,066
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	512,555	418,565
Amortization	100,939	79,018
Gain on sale of property and equipment	(3,600)	(2,315)
Equity-based compensation	318,894	1,166,833
Net excess tax benefit on equity-based awards	—	(79,863)
Deferred income taxes	449,159	422,825
Provision (recoveries) for losses on doubtful accounts	87,735	(625,000)
Provision for losses on inventory obsolescence	46,563	81,416
Other	(2,012)	(2,011)

Changes in assets and liabilities:
Accounts receivable	3,652,086	6,282,865
Inventories	(9,538,609)	(1,135,707)
Prepaid and other current assets	1,122,163	(1,758,550)
Other assets	(4,175)	(6,513)
Accounts payable	(2,586,190)	(1,949,184)
Accrued expenses and accrued wages, salaries and bonuses	(1,731,517)	(1,316,121)
Income tax payable	(1,367,567)	(1,186,025)
Net cash flows from operating activities	(7,505,241)	2,222,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(261,717)	(293,037)
Proceeds from sales of property and equipment	3,600	11,575
Net cash flows from investing activities	(258,117)	(281,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on bank credit agreements	7,996,506	(1,647,706)
Principal payments on long-term debt	(410,772)	(250,007)
Net excess tax benefit on equity-based awards	—	79,863
Dividends paid on convertible preferred stock	(67,641)	(74,867)
Dividends on common stock	(119,313)	(103,935)
Proceeds from exercise of stock options	1,180	—
Withholdings on the exercise of equity-based awards	(51,452)	—
Net cash flows from financing activities	7,348,508	(1,996,652)
Net change in cash	(414,850)	(55,815)

Cash, beginning of period	1,389,665	356,735
Cash, end of period	$974,815	$300,920

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$401,312	$372,376
Cash paid during the period for income taxes	1,881,407	1,992,200

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	$3,254	$29,503
Issuance of common stock in connection with the vesting and exercise of equity-based awards	950,562	—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

•

Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products in the Central, Rocky Mountain, and Southern regions of the United States. Additionally, our Wholesale Segment provides programs and services to assist our customers in managing their business and profitability.

•	Our retail health food segment (“Retail Segment”) operates fourteen health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our wholesale segment is one of the largest wholesale distributors in the United States serving approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. We also provide consultative services in the areas of marketing, merchandising, inventory optimization, and information systems which are designed to enhance the ability of our customers to compete and maximize their profitability. Convenience stores represent our largest customer category. In October 2011, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

RETAIL SEGMENT

Our retail segment is comprised of fourteen retail health food stores which are operated as Chamberlin’s Market & Café (“Chamberlin’s”) and Akin’s Natural Foods Market (“Akin’s”). These stores carry over 30,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was first established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of eight locations in Oklahoma, Nebraska, Missouri, and Kansas (“Midwest”).

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2011 and December 31, 2010 have been referred to throughout this quarterly report as Q1 2012 and Q1 2011, respectively. The fiscal balance sheet dates as of December 31, 2011, December 31, 2010, and September 30, 2011 have been referred to as December 2011, December 2010, and September 2011, respectively.

2. ACQUISITION

ACQUISITION

In May 2011, the Company, through its wholly-owned subsidiary, acquired the convenience store distribution assets of L.P. Shanks Company Inc. (“LPS”). LPS was a wholesale distributor to convenience stores in Tennessee, Kentucky, Georgia, Virginia, West Virginia, and North Carolina with annual sales of approximately $200 million. In exchange for certain accounts receivable, inventory, property and equipment, and customer lists of LPS, the Company paid $13.4 million in cash, issued a $2.6 million note payable due to the seller due in quarterly installments over three years and bearing interest at 4% annually, and will also pay a total of $0.5 million over five years in annual installments related to a non-competition agreement with the seller. The Company also entered into warehouse leases with the seller and assumed certain operating leases in conjunction with the transaction. No significant liabilities were assumed in connection with the transaction and the costs incurred to effectuate the acquisition were expensed as incurred. The transaction was funded through the Company’s existing credit facility and the issuance of a note payable to the seller. The acquisition expands the Company’s strategic footprint in the Southeastern portion of the United States and enhances our ability to service customers in that region.

The following table summarizes the consideration paid for the acquired assets and their related acquisition date fair values. The fair value of the assets acquired have been measured in accordance with Accounting Standards Codification (“ASC”) 805 “Business Combinations.” In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology. The acquired assets are reported as a component of our Wholesale Segment.

Total Consideration	Amount (in millions)
Cash	$13.4
Note payable	2.6
Fair value of non-competition agreement	0.4
Total fair value of consideration transferred	$16.4

Recognized amounts of identifiable assets acquired

	Amount (in millions)	Weighted Average Amortization Period
Accounts receivable	$8.9	—
Inventory	4.6	—
Property and equipment	1.8	5 years
Identifiable intangible assets:
Non-competition agreement	0.5	5 years
Customer relationships	0.5	8 years
Liabilities	(0.1)
Total identifiable net assets	16.2
Goodwill	0.2
Total identifiable assets and goodwill	$16.4

Goodwill totaling approximately $0.2 million arose from the acquisition and primarily represents synergies and economies of scale expected to be generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company’s Wholesale Segment and is expected to be deductible for tax purposes.  No significant measurement adjustments related to this transaction were recorded during Q1 2012.

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

	Three months ended
	December
(In millions)	2011	2010
Revenue — Actual Results	$283.6	$245.0
Revenue — Supplemental pro forma results	$283.6	$292.6
Net Income — Actual Results	$1.4	$1.8
Net Income — Supplemental pro forma results	$1.4	$1.7

3. CONVERTIBLE PREFERRED STOCK:

The Company has two series of convertible preferred stock outstanding at December 2011 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$1,550,000
Number of shares:	100,000	62,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	62,880
Dividend rate:	6.785%	6.37%

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

In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value and at the option of the holder.  The Series A Preferred Stock is owned by Mr. Christopher Atayan, AMCON’s Chief Executive Officer and Chairman of the Board. The Series B Preferred Stock is owned by an institutional investor which has the right to elect one member of our Board of Directors, pursuant to the voting rights in the Certificate of Designation creating the Series B.  Christopher H. Atayan was first nominated and elected to this seat in 2004.

4. INVENTORIES

Inventories consisted of finished goods at December 2011 and September 2011 and are stated at the lower of cost, determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.0 million and $0.9 million at December 2011 and September 2011, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	December 2011	September 2011
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	December 2011	September 2011
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.1 million at December 2011 and September 2011)	441,667	466,667
Customer relationships (less accumulated amortization of $0.5 million and $0.4 million at December 2011 and September 2011, respectively)	1,644,791	1,711,042
	$5,459,727	$5,550,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At December 2011, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.  Amortization expense related to these assets was $0.1 million in both Q1 2012 and Q1 2011.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at December 2011:

December 2011
Fiscal 2012 (1)	$273,750
Fiscal 2013	365,000
Fiscal 2014	365,000
Fiscal 2015	365,000
Fiscal 2016	331,667
Thereafter	386,041
$2,086,458

(1)  Represents amortization for the remaining nine months of Fiscal 2012.

6. DIVIDENDS:

The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling approximately $0.2 million during both Q1 2012 and Q1 2011.

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

	For the three months ended December
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	619,910	619,910	578,636	578,636
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	164,084	—	180,056
Weighted average number of shares outstanding	619,910	783,994	578,636	758,692
Income from continuing operations	$1,438,335	$1,438,335	$1,832,066	$1,832,066
Deduct: convertible preferred stock dividends (2)	(67,641)	—	(74,867)	—
Net income available to common shareholders	$1,370,694	$1,438,335	$1,757,199	$1,832,066

Net earnings per share available to common shareholders	$2.21	$1.83	$3.04	$2.41

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

8. DEBT

The Company primarily finances its operations through a credit facility agreement with Bank of America (the “Facility”) and long-term debt agreements with banks.

The Facility included the following significant terms at December 2011:

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse are financed through term loans with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loans contain cross default provisions which cause all loans with BMO to be considered in default if any one of the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2011. In addition, the BMO loans contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

9. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  At December 2011, awards with respect to a total of 108,425 shares had been awarded and currently outstanding pursuant to the Omnibus Plan and awards with respect to another 41,575 shares may be awarded under the plan.

Stock Options

During Q1 2012, the Company issued 6,000 incentive stock options to various employees pursuant to the provisions of the Company’s Omnibus Plan. These awards vest in equal installments over a five year service period and have an exercise price of $53.80 per share. The Company has estimated that the fair value of the incentive stock option awards was approximately $0.1 million using the Black-Scholes option pricing model. This amount is being amortized to compensation expense on a straight-line basis over the five year service period. The following assumptions were used in connection with the Black-Scholes option pricing calculation:

Stock Option Pricing Assumptions
Risk-free interest rate	2.39%
Dividend yield	1.10%
Expected volatility	27.90%
Expected life in years	6

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules up to five years in length.  Stock options issued and outstanding at December 2011 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2003	$28.80	42	0.82 years	$28.80	42	$28.80
Fiscal 2007	$18.00	25,000	4.95 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	5,500	8.33 years	$51.50	1,100	$51.50
Fiscal 2012	$53.80	6,000	9.82 years	$53.80	—	—
		36,542		$28.93	26,142	$19.43

The following is a summary of stock options activity for the three months ended December 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2011	30,583	$24.05
Granted	6,000	53.80
Exercised	(41)	28.80
Forfeited/Expired	—	—
Outstanding at December 2011	36,542	$28.93

Restricted Stock Units

During Q1 2012, the Company issued 15,900 restricted stock unit awards to members of its management team pursuant to the provisions of the Company’s Omnibus Plan.  Restricted stock units issued and outstanding at December 2011 are as follows:

	Restricted Stock Units (1)	Restricted Stock Units (2)	Restricted Stock Units (3)
Date of award:	November 22, 2010	November 22, 2010	October 26, 2011
Original number of awards issued:	38,400	12,000	15,900
Service period:	24 months	36 months	36 months
Estimated fair value of award at grant date:	$2,765,000	$864,000	$855,000
Fair value of non-vested awards at December 2011:	$824,000	$515,000	$1,024,000

(1)	12,800 of the restricted stock unit awards vested during Q1 2012. The remaining 12,800 restricted stock units will vest on October 26, 2012.

(2)	4,000 of the restricted stock units vested during Q1 2012. The remaining 8,000 restricted stock units will vest in equal amounts (4,000 per year) on November 22, 2012 and November 22, 2013.

(3)	The 15,900 restricted stock units will vest in equal amounts (5,300 per year) on October 25, 2012, October 25, 2013, and October 25, 2014.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting.  Based on these award provisions, the compensation expense recorded in the Company’s Condensed Statement of Operations reflects the amortization of these awards over their respective service life. The awards and their related compensation and amortization expense are also adjusted to fair value at each reporting date until vested. The following summarizes restricted stock unit activity under the Omnibus Plan for the three months ended December 2011:

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2011	37,600	$57.00
Granted	15,900	$53.80
Vested and exercised	(16,800)	$56.58
Expired	—	$—
Nonvested restricted stock units at December 2011	36,700	$64.40

All Equity-Based Awards (stock options and restricted stock units)

During Q1 2012, net income before income taxes included compensation expense of $0.3 million related to the amortization of all equity-based compensation awards.  Total unamortized compensation expense for these awards at December 2011 was approximately $2.3 million.

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2011:
External revenue:
Cigarettes	$206,172,858	$—	$—	$206,172,858
Confectionery	17,498,941	—	—	17,498,941
Health food	—	8,533,427	—	8,533,427
Tobacco, food service & other	51,357,824	—	—	51,357,824
Total external revenue	275,029,623	8,533,427	—	283,563,050
Depreciation	410,582	101,036	937	512,555
Amortization	100,939	—	—	100,939
Operating income (loss)	3,368,146	413,163	(1,107,128)	2,674,181
Interest expense	135,067	82,994	206,049	424,110
Income (loss) from continuing operations before taxes	3,281,094	335,002	(1,214,761)	2,401,335
Total assets	97,403,795	12,710,053	938,884	111,052,732
Capital expenditures	227,391	34,326	—	261,717

THREE MONTHS ENDED DECEMBER 2010:
External revenue:
Cigarettes	$175,772,237	$—	$—	$175,772,237
Confectionery	15,869,052	—	—	15,869,052
Health food	—	9,092,449	—	9,092,449
Tobacco, food service & other	44,223,423	—	—	44,223,423
Total external revenue	235,864,712	9,092,449	—	244,957,161
Depreciation	310,232	107,396	937	418,565
Amortization	79,018	—	—	79,018
Operating income (loss)	4,936,987	792,089	(2,306,308)	3,422,768
Interest expense	111,069	103,550	169,964	384,583
Income (loss) from continuing operations before taxes	4,828,640	694,085	(2,461,659)	3,061,066
Total assets	74,723,959	12,939,325	952,270	88,615,554
Capital expenditures	247,747	45,290	—	293,037

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•	increases in state and federal excise taxes on cigarette and tobacco products,

•	integration risk related to acquisitions or other efforts to expand,

•	higher commodity prices which could impact food ingredient costs for many of the products we sell,

•	regulation of cigarette and tobacco products by the FDA, in addition to existing state and federal regulations by other agencies,

•	potential bans imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	decreased availability of capital resources,

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	new business ventures or acquisitions,

•	domestic regulatory and legislative risks,

•	competition,

•	poor weather conditions,

•	increases in fuel prices,

•	consolidation trends within the convenience store and wholesale distribution industries,

•	other risks over which the Company has little or no control, and any other factors not identified herein,

•	natural disasters and domestic unrest.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended December 2011.

FIRST FISCAL QUARTER 2012 (Q1 2012)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2011 and December 2010.

Wholesale Segment

Our wholesale segment is one of the largest wholesale distributors in the United States serving approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops.  In October 2011, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

We currently distribute over 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional food service products. We also provide consultative services to our customers in the areas of marketing, merchandising, inventory optimization, and information systems which are designed to enhance the ability of our customers to compete and maximize their profitability. Convenience stores represent our largest customer category.

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

Business Update — Wholesale Segment

The competitive landscape in our wholesale distribution business remains intense. Convenience stores, which constitute the largest portion of our customer base, continue to remake their businesses, focusing on food service offerings such as hot on-the-go meals and over-sized beverage and coffee bars.  Most recently, higher food commodity and fuel prices have began to stress discretionary consumer spending, squeezing profit margins for our customers. These factors continue to drive consolidation among convenience stores, as business owners seek to maximize economies of scale. Wholesale distributors who service convenience stores are challenged by the same structural and macro-economic issues.  Declining revenue streams from tobacco products, higher inventory carrying costs, gross margin compression, and access to capital have accelerated consolidation among wholesale distributors.

Despite these issues, we believe the current market conditions offer opportunities. The ability of smaller distributors to compete into the future will be difficult, presenting our Company with potential opportunities to expand both organically and through acquisitions.  The convenience industry remains highly fragmented with independent single-store operators accounting for more than 63% of all stores according to the National Association of Convenience Stores (“NACS”), a market segment our Company specializes in serving.

Business Update — Retail Segment

Our Florida market stores continue to show improved sales results as that region of the United States gradually recovers from the depths of the recession. Our Akin’s stores, which are located in the Midwest, are experiencing increased competition from the expansion of several national health food chains which negatively impacted sales during Q1 2012.  On a longer term basis, however, we still believe our stores are well positioned to compete.  Consumers of natural products tend to be a better educated customer segment who demand a higher level of product and dietary knowledge by in-store associates; a level of service which is difficult for mass merchandisers to deliver in a big box retail format.  This is particularly true in product categories such as vitamin supplements which involve a high degree of expert consultation and personal interaction throughout the sales engagement process.

RESULTS OF OPERATIONS

	For the three months ended December
	2011	2010	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$283,563,050	$244,957,161	$38,605,889	15.8
Cost of sales	264,925,373	227,349,439	37,575,934	16.5
Gross profit	18,637,677	17,607,722	1,029,955	5.8
Gross profit percentage	6.6%	7.2%

Operating expense	15,963,496	14,184,954	1,778,542	12.5
Operating income	2,674,181	3,422,768	(748,587)	(21.9)
Interest expense	424,110	384,583	39,527	10.3
Income tax expense	963,000	1,229,000	(266,000)	(21.6)
Net income	1,438,335	1,832,066	(393,731)	(21.5)

BUSINESS SEGMENTS:
Wholesale
Sales	$275,029,623	$235,864,712	$39,164,911	16.6
Gross profit	15,057,558	13,708,441	1,349,117	9.8
Gross profit percentage	5.5%	5.8%
Retail
Sales	$8,533,427	$9,092,449	$(559,022)	(6.1)
Gross profit	3,580,119	3,899,281	(319,162)	(8.2)
Gross profit percentage	42.0%	42.9%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $4.0 million in Q1 2012 and $3.8 million in Q1 2011.

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

SALES — Q1 2012 vs. Q1 2011

Sales in our Wholesale Segment increased $39.2 million during Q1 2012 as compared to Q1 2011.  Significant items impacting sales during Q1 2012 included a $46.3 million increase in sales related to our acquisition of LPS in May 2011 and a $6.4 million increase in sales related to price increases implemented by cigarette manufactures.  These increases were partially offset by a $12.8 million decrease in sales primarily related to the volume and mix of cigarette cartons sold and a $0.7 million decrease in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).

Sales in our Retail Segment decreased approximately $0.6 million in Q1 2012 as compared to Q1 2011. The change in sales is primarily related to lower sales in our Akin’s retail stores which have experienced increased competition from the expansion of national health food chains, partially offset by higher sales in our Florida market stores which continue to show improved results coming off the depths of the severe recession in that region.

GROSS PROFIT — Q1 2012 vs. Q1 2011

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

Gross profit in our Wholesale Segment increased $1.3 million in Q1 2012 as compared to Q1 2011.  Of this increase, approximately $2.4 million related to our acquisition of LPS.  Partially offsetting this increase was $1.1 million reduction in gross profit related to lower cigarette and Other Product sales volume and mix.

Gross profit for the Retail Segment decreased $0.3 million in Q1 2012 as compared to Q1 2011.  This decrease was primarily related to lower sales volumes in our Akin’s retail stores.

OPERATING EXPENSE — Q1 2012 vs. Q1 2011

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

Q1 2012 operating expenses increased $1.8 million as compared to Q1 2011.  Significant items impacting operating expenses during Q1 2012 included an additional $2.3 million in operating expenses related to servicing our new business added in conjunction with the LPS acquisition, a $0.6 million increase in bad expense, and a $0.2 million increase in fuel expense.  These increases in operating expenses were partially offset by $1.3 million decrease in compensation expense and other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•

General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•

Operating Activities.  During Q1 2012, the Company used cash of approximately $7.5 million for operating activities. Significant uses of cash during Q1 2012 included a net increase in inventory and reductions in accounts payable, accrued expenses, and income taxes payable. These uses of cash were partially offset by the impact of net earnings and reductions in accounts receivable and other assets.

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

•	Investing Activities. The Company used approximately $0.3 million of cash during Q1 2012 for investing activities, primarily related to capital expenditures for property and equipment.

•

Financing Activities.  The Company generated cash of $7.3 million from financing activities during Q1 2012. Of this amount, approximately $8.0 million related to net borrowings on the Company’s credit facility. Offsetting this was $0.4 million related to payments on long-term debt, $0.2 million related to dividends on the Company’s common and preferred stock, and $0.1 million related to the vesting and exercise of equity based awards.

•

Cash on Hand/Working Capital.  At December 2011, the Company had cash on hand of $1.0 million and working capital (current assets less current liabilities) of $58.8 million. This compares to cash on hand of $1.4 million and working capital of $49.0 million at September 2011.

CREDIT AGREEMENT

The Company primarily finances its operations through a credit facility agreement with Bank of America (the “Facility”) and long-term debt agreements with banks.

The Facility included the following significant terms at December 2011:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2011 was $63.4 million, of which $28.8 million was outstanding, leaving $34.6 million available.

At December 2011, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.79% at December 2011.

At December 2011, the Company had $7.2 million in long-term debt outstanding.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at December 2011.

During Q1 2012, our peak borrowings under the Facility were $50.7 million, and our average borrowings and average availability under the Facility were $38.8 million and $27.7 million, respectively.  Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse are financed through term loans with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loans contain cross default provisions which cause all loans with BMO to be considered in default if any one of the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2011. In addition, the BMO loans contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling approximately $0.2 million during both Q1 2012 and Q1 2011.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s annual report on Form 10-K for the fiscal period ended September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On October 25, 2011, our company awarded restricted stock units (“RSUs”) under the AMCON Distributing Company 2007 Omnibus Incentive Plan (the “Plan”) to four executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, Eric J. Hinkefent, and Philip E. Campbell).  The RSUs provide the award recipient with the right to receive, subject to being employed on the applicable vesting date, (i) an amount of cash equal to the per share fair market value of our company’s common stock as of the vesting date multiplied by the number of shares underlying the RSUs then becoming vested and held by the award recipient or (ii) a number of shares of common stock equal to the whole number of shares underlying the RSUs then becoming vested and held by the award recipient, as elected by the award recipient.  Subject to earlier forfeiture under certain limited circumstances, the RSUs vest as to one-third of the RSU award on each of October 25, 2012, October 25, 2013, and October 25, 2014.  If all RSUs were to fully vest and be settled in shares of our company’s common stock, a total of 15,900 shares of our company’s common stock would be issued.

On October 26, 2011, our company issued a total of 12,394 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the Plan to four executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, Eric J. Hinkefent, and Philip E. Campbell).

On November 22, 2011, our company issued a total of 3,531 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the Plan to four executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, Eric J. Hinkefent, and Philip E. Campbell).

The securities described in this item were issued for services and in furtherance of the Plan’s purpose of encouraging employees of our company and its affiliates to acquire a proprietary and vested interest in the growth and performance of our company.  The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  Our company received no payment in connection with such issuances.  No underwriters were involved with the issuance of the securities described in this item and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of the securities described in this item.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 19, 2012	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 19, 2012	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)