Form 10-Q
period 2012-03-31
AMCON DISTRIBUTING CO
filed 2012-04-19
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The Registrant had 608,271 shares of its $.01 par value common stock outstanding as of April 16, 2012.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2012 and September 30, 2011

	March 2012	September 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$851,114	$1,389,665
Accounts receivable, less allowance for doubtful accounts of $1.3 million and $1.2 million at March 2012 and September 2011, respectively	31,985,614	32,963,693
Inventories, net	34,794,458	38,447,982
Deferred income taxes	1,603,345	1,707,889
Prepaid and other current assets	7,382,190	6,073,536
Total current assets	76,616,721	80,582,765

Property and equipment, net	13,361,627	13,713,238
Goodwill	6,349,827	6,349,827
Other intangible assets, net	5,368,476	5,550,978
Other assets	1,287,249	1,238,825
	$102,983,900	$107,435,633
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,371,894	$18,439,446
Accrued expenses	5,951,438	7,153,672
Accrued wages, salaries and bonuses	1,867,615	2,460,558
Income taxes payable	831,785	2,100,180
Current maturities of long-term debt	1,917,753	1,384,625
Total current liabilities	26,940,485	31,538,481

Credit facility	19,306,967	20,771,613
Deferred income taxes	3,092,683	2,743,238
Long-term debt, less current maturities	4,928,627	6,194,195
Other long-term liabilities	425,490	429,513
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both March 2012 and September 2011	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 62,000 shares outstanding and a total liquidation preference of $1.6 million at March 2012 and September 2011	1,550,000	1,550,000

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 162,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 608,271 shares outstanding at March 2012 and 609,320 shares outstanding at September 2011	6,252	6,093
Additional paid-in capital	10,900,041	9,981,055
Retained earnings	34,251,355	31,721,445
Treasury stock, 17,000 shares at cost	(918,000)	—
Total shareholders’ equity	44,239,648	41,708,593
	$102,983,900	$107,435,633

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2012 and 2011

	For the three months ended March		For the six months ended March
	2012	2011	2012	2011
Sales (including excise taxes of $86.1 million and $70.8 million, and $176.6 million and $152.1 million, respectively)	$275,829,266	$216,603,039	$559,392,316	$461,560,200
Cost of sales	256,612,867	200,233,927	521,538,240	427,583,366
Gross profit	19,216,399	16,369,112	37,854,076	33,976,834

Selling, general and administrative expenses	15,901,755	12,909,642	31,251,757	26,597,013
Depreciation and amortization	613,927	507,133	1,227,421	1,004,716
	16,515,682	13,416,775	32,479,178	27,601,729
Operating income	2,700,717	2,952,337	5,374,898	6,375,105

Other expense (income):
Interest expense	319,841	263,872	743,951	648,455
Other (income), net	(93,874)	(45,211)	(245,138)	(68,092)
	225,967	218,661	498,813	580,363
Income from operations before income tax	2,474,750	2,733,676	4,876,085	5,794,742
Income tax expense	1,010,000	1,149,000	1,973,000	2,378,000
Net income	1,464,750	1,584,676	2,903,085	3,416,742
Preferred stock dividend requirements	(66,906)	(73,239)	(134,547)	(148,106)
Net income available to common shareholders	$1,397,844	$1,511,437	$2,768,538	$3,268,636

Basic earnings per share available to common shareholders:	$2.26	$2.56	$4.47	$5.60
Diluted earnings per share available to common shareholders:	$1.87	$2.05	$3.70	$4.47

Basic weighted average shares outstanding	619,480	589,454	619,705	583,986
Diluted weighted average shares outstanding	784,429	771,738	785,281	765,067

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,903,085	$3,416,742
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,035,231	845,120
Amortization	192,190	159,596
Gain on sale of property and equipment	(22,216)	(8,722)
Equity-based compensation	674,180	1,514,567
Net excess tax benefit on equity-based awards	—	(125,904)
Deferred income taxes	453,989	456,871
Provision (recoveries) for losses on doubtful accounts	164,757	(843,000)
Provision for losses on inventory obsolescence	7,827	26,538
Other	(4,023)	(4,022)

Changes in assets and liabilities:
Accounts receivable	813,322	3,945,809
Inventories	3,645,697	1,039,737
Prepaid and other current assets	(1,308,654)	(1,141,257)
Other assets	(48,424)	(108,564)
Accounts payable	(2,062,052)	(319,457)
Accrued expenses and accrued wages, salaries and bonuses	(1,509,628)	(1,625,822)
Income tax payable	(1,268,395)	(1,708,879)
Net cash flows from operating activities	3,666,886	5,519,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(707,724)	(957,254)
Proceeds from sales of property and equipment	40,820	27,475
Net cash flows from investing activities	(666,904)	(929,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on bank credit agreements	(1,464,646)	(3,836,212)
Principal payments on long-term debt	(732,440)	(471,968)
Repurchase of common stock	(918,000)	—
Net excess tax benefit on equity-based awards	—	125,904
Dividends paid on convertible preferred stock	(134,547)	(148,106)
Dividends on common stock	(238,628)	(216,945)
Proceeds from exercise of stock options	1,180	—
Withholdings on the exercise of equity-based awards	(51,452)	—
Net cash flows from financing activities	(3,538,533)	(4,547,327)
Net change in cash	(538,551)	42,247

Cash, beginning of period	1,389,665	356,735
Cash, end of period	$851,114	$398,982

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$770,110	$668,389
Cash paid during the period for income taxes	2,787,407	3,630,007

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	5,185	8,953
Issuance of common stock in connection with the vesting and exercise of equity-based awards	950,562	—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

•

Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products in the Central, Rocky Mountain, and Southern regions of the United States. Additionally, our Wholesale Segment provides programs, services and technology to assist our customers in managing their business and profitability.

•	Our retail health food segment (“Retail Segment”) operates fourteen health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our wholesale segment is one of the largest wholesale distributors in the United States serving approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. We also provide consultative services in the areas of marketing, merchandising, inventory optimization, and information systems which are designed to enhance the ability of our customers to compete and maximize their profitability. Convenience stores represent our largest customer category. In October 2011, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2012 and March 31, 2011 have been referred to throughout this quarterly report as Q2 2012 and Q2 2011, respectively. The fiscal balance sheet dates as of March 31, 2012, March 31, 2011, and September 30, 2011 have been referred to as March 2012, March 2011, and September 2011, respectively.

2. ACQUISITION

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

Goodwill totaling approximately $0.2 million arose from the acquisition and primarily represents synergies and economies of scale expected to be generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company’s Wholesale Segment and is expected to be deductible for tax purposes.  No significant measurement adjustments related to this transaction were recorded during Q2 2012.

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

	Three months ended		Six months ended
	March		March
(In millions)	2012	2011	2012	2011
Revenue — Actual results	$275.8	$216.6	$559.4	$461.6
Revenue — Supplemental pro forma results	$275.8	$267.1	$559.4	$559.7
Net Income — Actual results	$1.5	$1.6	$2.9	$3.4
Net Income — Supplemental pro forma results	$1.5	$1.5	$2.9	$3.2

3. CONVERTIBLE PREFERRED STOCK:

The Company has two series of convertible preferred stock outstanding at March 2012 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$1,550,000
Number of shares:	100,000	62,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	62,880
Dividend rate:	6.785%	6.37%

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

4. INVENTORIES

Inventories consisted of finished goods at March 2012 and September 2011 and are stated at the lower of cost, determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both March 2012 and September 2011, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	March 2012	September 2011
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	March 2012	September 2011
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of $0.1 million at both March 2012 and September 2011)	416,666	466,667
Customer relationships (less accumulated amortization of $0.5 million and $0.4 million at March 2012 and September 2011, respectively)	1,578,541	1,711,042
	$5,368,476	$5,550,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At March 2012, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.  Amortization expense related to these assets was $0.1 million and $0.2 million for the three and six month periods ended March 2012, and $0.1 million for both the three and six month periods ended March 2011.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at March 2012:

Customer relationships	March 2012
Fiscal 2012 (1)	$182,498
Fiscal 2013	365,000
Fiscal 2014	365,000
Fiscal 2015	365,000
Fiscal 2016	331,667
Thereafter	386,042
$1,995,207

(1)     Represents amortization for the remaining six months of Fiscal 2012.

6. DIVIDENDS:

The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling $0.2 million and $0.4 million for the three and six month periods, respectively, in both March 2012 and March 2011.

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

	For the three months ended March
	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	619,480	619,480	589,454	589,454
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	164,949	—	182,284
Weighted average number of shares outstanding	619,480	784,429	589,454	771,738
Income from operations	$1,464,750	$1,464,750	$1,584,676	$1,584,676
Deduct: convertible preferred stock dividends (2)	(66,906)	—	(73,239)	—
Net income available to common shareholders	1,397,844	1,464,750	1,511,437	1,584,676

Net earnings per share available to common shareholders	$2.26	$1.87	$2.56	$2.05

(1)   Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)   Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the six months ended March
	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	619,705	619,705	583,986	583,986
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	165,576	—	181,081
Weighted average number of shares outstanding	619,705	785,281	583,986	765,067
Income from operations	$2,903,085	$2,903,085	$3,416,742	$3,416,742
Deduct: convertible preferred stock dividends (2)	(134,547)	—	(148,106)	—
	2,768,538	2, 903,085	3,268,636	3,416,742

Net earnings per share available to common shareholders	$4.47	$3.70	$5.60	$4.47

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

The Facility included the following significant terms at March 2012:

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

•    Prepayment penalty equal to one-half of one percent (1/2%) if the Company prepays the entire Facility or terminates it in year one of the agreement, and one-fourth of one percent (1/4%) if the Company prepays the entire Facility or terminates it in year two of the agreement. The prepayment penalty is calculated based on the maximum loan limit.

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse are financed through term loans with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loans contain cross default provisions which cause all loans with BMO to be considered in default if any one of the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2012.  In addition, the BMO loans contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

9. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  At March 2012, awards with respect to a total of 109,800 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 40,200 shares may be awarded under the plan.

Stock Options

During the six month period ended March 2012, the Company issued 6,500 incentive stock options to various employees pursuant to the provisions of the Company’s Omnibus Plan. These awards vest in equal installments over a five year service period and had an estimated fair value of approximately $0.1 million using the Black-Scholes option pricing model. The following assumptions were used in connection with the Black-Scholes option pricing calculation:

Stock Option Pricing Assumptions
Risk-free interest rate	2.39%
Dividend yield	1.10%
Expected volatility	27.90%
Expected life in years	6

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules up to five years in length.  Stock options issued and outstanding at March 2012 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2003	$28.80	42	0.57 years	$28.80	42	$28.80
Fiscal 2007	$18.00	25,000	4.70 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	5,500	8.08 years	$51.50	1,100	$51.50
Fiscal 2012	$53.80 - $65.97	6,500	9.60 years	$54.74	—	$—
		37,042		$29.43	26,142	$19.43

The following is a summary of stock options activity for the six months ended March 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2011	30,583	$24.05
Granted	6,500	54.74
Exercised	(41)	28.80
Forfeited/Expired	—	—
Outstanding at March 2012	37,042	$29.43

Restricted Stock Units

During the first fiscal quarter of 2012, the Company issued 15,900 restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plan.  Restricted stock units issued and outstanding at March 2012 are as follows:

	Restricted Stock Units (1)	Restricted Stock Units (2)	Restricted Stock Units (3)
Date of award:	November 22, 2010	November 22, 2010	October 26, 2011
Original number of awards issued:	38,400	12,000	15,900
Service period:	24 months	36 months	36 months
Estimated fair value of award at grant date:	$2,765,000	$864,000	$855,000
Fair value of non-vested awards at March 2012:	$813,000	$508,000	$1,010,000

(1)	25,600 of the restricted stock unit awards were vested as of Q2 2012. The remaining 12,800 restricted stock units will vest on October 26, 2012.

(2)	4,000 of the restricted stock units were vested at Q2 2012. The remaining 8,000 restricted stock units will vest in equal amounts (4,000 per year) on November 22, 2012 and November 22, 2013.

(3)	The 15,900 restricted stock units will vest in equal amounts (5,300 per year) on October 25, 2012, October 25, 2013 and October 25, 2014.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting. Based on these award provisions, the compensation expense recorded in the Company’s Condensed Statement of Operations reflects the amortization of these awards over their respective service life. The awards and their related compensation and amortization expense are also adjusted to fair value at each reporting date until vested. The following summarizes restricted stock unit activity under the Omnibus Plan for the six months ended March 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2011	37,600	$57.00
Granted	15,900	$53.80
Vested	(16,800)	$56.58
Expired	—	$—
Nonvested restricted stock units at March 2012	36,700	$64.40

All Equity-Based Awards (stock options and restricted stock units)

For the three and six months ended March 2012, net income before income taxes included compensation expense of $0.4 million and $0.7 million, respectively, related to the amortization of all equity-based compensation awards.  Total unamortized compensation expense for these awards at March 2012 was approximately $1.9 million.

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2012:
External revenue:
Cigarettes	$198,856,415	$—	$—	$198,856,415
Confectionery	17,860,388	—	—	17,860,388
Health food	—	10,143,215	—	10,143,215
Tobacco, foodservice & other	48,969,248	—	—	48,969,248
Total external revenue	265,686,051	10,143,215	—	275,829,266
Depreciation	419,695	102,044	937	522,676
Amortization	91,251	—	—	91,251
Operating income (loss)	2,961,121	1,125,248	(1,385,652)	2,700,717
Interest expense	133,993	75,418	110,430	319,841
Income (loss) from operations before taxes	2,873,713	1,055,015	(1,453,978)	2,474,750
Total assets	89,010,587	12,809,831	1,163,482	102,983,900
Capital expenditures	355,961	90,046	—	446,007

THREE MONTHS ENDED MARCH 2011:
External revenue:
Cigarettes	$154,090,343	$—	$—	$154,090,343
Confectionery	14,258,544	—	—	14,258,544
Health food	—	9,908,134	—	9,908,134
Tobacco, foodservice & other	38,346,018	—	—	38,346,018
Total external revenue	206,694,905	9,908,134	—	216,603,039
Depreciation	318,398	107,219	938	426,555
Amortization	80,578	—	—	80,578
Operating income (loss)	3,153,065	1,116,996	(1,317,724)	2,952,337
Interest expense	115,095	96,438	52,339	263,872
Income (loss) from operations before taxes	3,054,200	1,026,304	(1,346,828)	2,733,676
Total assets	74,636,163	13,098,611	1,030,977	88,765,751
Capital expenditures	602,351	61,866	—	664,217

	Wholesale Segment	Retail Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2012:
External revenue:
Cigarettes	$405,029,273	$—	$—	$405,029,273
Confectionery	35,359,329	—	—	35,359,329
Health food	—	18,676,642	—	18,676,642
Tobacco, foodservice & other	100,327,072	—	—	100,327,072
Total external revenue	540,715,674	18,676,642	—	559,392,316
Depreciation	830,277	203,080	1,874	1,035,231
Amortization	192,190	—	—	192,190
Operating income (loss)	6,329,267	1,538,411	(2,492,780)	5,374,898
Interest expense	269,060	158,412	316,479	743,951
Income (loss) from operations before taxes	6,154,807	1,390,017	(2,668,739)	4,876,085
Total assets	89,010,587	12,809,831	1,163,482	102,983,900
Capital expenditures	583,352	124,372	—	707,724

SIX MONTHS ENDED MARCH 2011:
External revenue:
Cigarettes	$329,862,580	$—	$—	$329,862,580
Confectionery	30,127,596	—	—	30,127,596
Health food	—	19,000,583	—	19,000,583
Tobacco, foodservice & other	82,569,441	—	—	82,569,441
Total external revenue	442,559,617	19,000,583	—	461,560,200
Depreciation	628,630	214,615	1,875	845,120
Amortization	159,596	—	—	159,596
Operating income (loss)	8,090,052	1,909,085	(3,624,032)	6,375,105
Interest expense	226,164	199,988	222,303	648,455
Income (loss) from operations before taxes	7,882,840	1,720,389	(3,808,487)	5,794,742
Total assets	74,636,163	13,098,611	1,030,977	88,765,751
Capital expenditures	850,098	107,156	—	957,254

11. COMMON STOCK REPURCHASE

The Board of Directors of the Company had previously authorized the repurchase of up to 50,000 shares of the Company’s common stock in open market or negotiated transactions.  During Q2 2012, the Company repurchased 17,000 shares of its common stock in a negotiated transaction for $918,000, or $54.00 per share. The share repurchase was funded with cash from operations and the revolving credit facility.  All repurchased shares were recorded in treasury stock at cost.

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

•    increases in state and federal excise taxes on cigarette and tobacco products,

•    integration risk related to acquisitions or other efforts to expand,

•    higher commodity prices which could impact food ingredient costs for many of the products we sell,

•    regulation of cigarette and tobacco products by the FDA, in addition to existing state and federal regulations by other agencies,

•    potential bans or restrictions imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

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

•    decreased availability of capital resources,

•    demand for the Company’s products, particularly cigarette and tobacco products,

•    new business ventures or acquisitions,

•    domestic regulatory and legislative risks,

•    competition,

•    poor weather conditions,

•    increases in fuel prices,

•    consolidation trends within the convenience store and wholesale distribution industry,

•    natural disasters and domestic unrest,

•    other risks over which the Company has little or no control, and any other factors not identified herein.

FORWARD-LOOKING STATEMENTS (continued)

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended March 2012.

SECOND FISCAL QUARTER 2012 (Q2 2012)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2012 and March 2011.

Wholesale Segment

Our wholesale segment is one of the largest wholesale distributors in the United States serving approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops.  In October 2011, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

We currently distribute over 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. We also provide consultative services to our customers in the areas of marketing, merchandising, inventory optimization, and information systems which are designed to enhance the ability of our customers to compete and maximize their profitability. Convenience stores represent our largest customer category.

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

Business Update — Wholesale Segment

The competitive landscape remains intense and is reflected in our gross margins.  However, we continue to develop new programs and product offerings to capitalize on the constantly changing convenience store industry which is highly focused on expanding foodservice offerings such as hot on-the-go meals and expanded beverage bars. Most recently, higher food and fuel prices have begun to stress discretionary consumer spending, which impact the non-petroleum sales of our customers.  These factors are driving consolidation within the convenience store industry as business owners seek to maximize economies of scale. From time to time, some of our customers are acquired by larger chains who either self distribute or have preexisting relationships with competing distributors.

Business Update — Wholesale Segment (continued)

Despite these issues, we believe the current market conditions offer opportunities to AMCON. It is becoming increasingly difficult for smaller distributors to compete. This presents our Company with acquisition opportunities. Further, we believe the long-term sustainability of the convenience store industry is strong.  The convenience store industry is growing and remains highly fragmented with independent single-store operators accounting for more than 63% of all stores according to the National Association of Convenience Stores (“NACS”). Our customer service orientation enables us to provide added value to these smaller customers and provides us a competitive advantage and the opportunity to share in the customers’ growth.

Business Update — Retail Segment

Our Chamberlin’s stores in Florida have shown improved sales results as that region of the country gradually recovers from the severity of the economic downturn.  Our Akin’s stores, which are located in the Midwest, have experienced increased competition in certain markets resulting from the expansion of national and regional health food chains.  We are actively seeking opportunities for expansion.

The popularity and awareness of natural products continues to grow. Consumers of natural products tend to be a better educated customer segment who demand a higher level of product knowledge by in-store associates; a level of service which is difficult for mass merchandisers to deliver in a big box retail format.  This is particularly true in product categories such as vitamin supplements which involve a high degree of expert consultation and personal interaction throughout the sales engagement process.  Given these considerations, we believe our business model and store formats are well suited to compete in the coming years.

RESULTS OF OPERATIONS

	For the three months ended March
	2012	2011	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$275,829,266	$216,603,039	$59,226,227	27.3
Cost of sales	256,612,867	200,233,927	56,378,940	28.2
Gross profit	19,216,399	16,369,112	2,847,287	17.4
Gross profit percentage	7.0%	7.6%

Operating expense	16,515,682	13,416,775	3,098,907	23.1
Operating income	2,700,717	2,952,337	(251,620)	(8.5)
Interest expense	319,841	263,872	55,969	21.2
Income tax expense	1,010,000	1,149,000	(139,000)	(12.1)
Income from operations before income taxes	1,464,750	1,584,676	(119,926)	(7.6)

BUSINESS SEGMENTS:
Wholesale
Sales	$265,686,051	$206,694,905	$58,991,146	28.5
Gross profit	14,803,178	12,091,918	2,711,260	22.4
Gross profit percentage	5.6%	5.9%
Retail
Sales	$10,143,215	$9,908,134	$235,081	2.4
Gross profit	4,413,221	4,277,194	136,027	3.2
Gross profit percentage	43.5%	43.2%

(1)     Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $4.2 million in Q2 2012 and $3.5 million in Q2 2011.

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

SALES — Q2 2012 vs. Q2 2011

Sales in our Wholesale Segment increased $59.0 million during Q2 2012 as compared to Q2 2011.  Significant items impacting sales during Q2 2012 included a $44.4 million increase in sales related to our acquisition of LPS in May 2011, a $5.6 million increase in sales related to price increases implemented by cigarette manufacturers, a $4.2 million increase in sales related to the volume and mix of cigarette cartons sold, and a $4.8 million increase in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”).

Sales in our Retail Segment increased approximately $0.2 million in Q2 2012 as compared to Q2 2011. The change in sales is primarily related to higher sales in our Florida market stores which continue to show improved results coming off the depths of the severe recession in that region, partially offset by lower sales in our Akin’s retail stores which have experienced increased competition from the expansion of national and regional health food chains in our markets.

GROSS PROFIT — Q2 2012 vs. Q2 2011

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

Gross profit in our Wholesale Segment increased $2.7 million in Q2 2012 as compared to Q2 2011.  Of this increase, approximately $2.4 million related to our acquisition of LPS and $0.3 million related to the volume and mix of sales in our cigarette and Other Product categories.

Gross profit for the Retail Segment increased $0.1 million in Q2 2012 as compared to Q2 2011.  This increase was primarily related to improved sales in our Florida market stores.

OPERATING EXPENSE — Q2 2012 vs. Q2 2011

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

Q2 2012 operating expenses increased $3.1 million as compared to Q2 2011.  Significant items impacting operating expenses during Q2 2012 included an additional $2.2 million in operating expenses related to servicing our new business added in conjunction with the LPS acquisition, a $0.4 million net increase in bad debt expense, and a $0.5 million increase in other operating expenses.

RESULTS OF OPERATIONS — SIX MONTHS ENDED MARCH 2011:

	For the six months
	ended March
			Incr
	2012	2011	(Decr)	% Change
CONSOLIDATED:
Sales	$559,392,316	$461,560,200	$97,832,116	21.2
Cost of sales	521,538,240	427,583,366	93,954,874	22.0
Gross profit	37,854,076	33,976,834	3,877,242	11.4
Gross profit percentage	6.8%	7.4%

Operating expenses	32,479,178	27,601,729	4,877,449	17.7
Operating income	5,374,898	6,375,105	(1,000,207)	(15.7)
Interest expense	743,951	648,455	95,496	14.7
Income tax expense	1,973,000	2,378,000	(405,000)	(17.0)
Income from operations before income taxes	2,903,085	3,416,742	(513,657)	(15.0)

BUSINESS SEGMENTS:
Wholesale
Sales	$540,715,674	$442,559,617	$98,156,057	22.2
Gross profit	29,860,736	25,800,359	4,060,377	15.7
Gross profit percentage	5.5%	5.8%
Retail
Sales	$18,676,642	$19,000,583	$(323,941)	(1.7)
Gross profit	7,993,340	8,176,475	(183,135)	(2.2)
Gross profit percentage	42.8%	43.0%

(1)     Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $8.2 million for the six month ended March 2012 and $7.3 million for the six months ended March 2011.

SALES — Six months Ended March 2012

Sales in our Wholesale Segment increased $98.2 million for the six months ended March 2012 as compared to the same prior year period.  Significant items impacting our Wholesale Segment sales for the six months ended March 2012 included a $90.7 increase in sales related to the acquisition of LPS, a $12.0 million increase in sales related to price increases implemented by cigarette manufacturers, and a $4.1 million increase in our Other Product categories sales.  These increases were partially offset by a $8.6 million reduction in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment for the six months ended March 2012 decreased approximately $0.3 million as compared to the same prior year period. The change in sales is primarily related to lower sales in our Akin’s retail stores which have experienced increased competition from the expansion of national and regional health food chains, partially offset by higher sales in our Florida market stores which continue to show improved results coming off the depths of the severe recession in that region.

GROSS PROFIT — Six months Ended March 2012

Gross profit in our Wholesale Segment increased $4.1 million for the six month period ended March 2012 as compared to the same prior year period.  Of this increase, approximately $4.9 million related to our acquisition of LPS.  Partially offsetting this was a $0.8 million reduction in gross profit related to the volume and mix of sales in our cigarette and Other Product categories.

Gross profit in our Retail Segment decreased $0.2 million for the six month period ended March 2012 as compared to the same prior year period.  This decrease was primarily related to lower sales volumes in our Akin’s retail stores.

OPERATING EXPENSE — Six months Ended March 2012

Operating expenses increased $4.9 million for the six months ended March 2012 as compared to the same prior year period. Significant items impacting operating expenses during the six month period ended March 2012 included an additional $4.4 million in operating expenses related to servicing our new business added in conjunction with the LPS acquisition, a $1.0 million net increase in bad debt expense, a $0.2 million increase in our Retail Segment operating expenses, and $0.5 million increase in other operating expenses.  These increases were partially offset by a $1.2 million reduction in compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•

General. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•

Operating Activities. The Company generated cash of approximately $3.7 million for operating activities during the six months ended March 2012. Significant sources of cash during the period included decreases in accounts receivable and inventory, in addition to the impact of net earnings. These sources of cash were partially offset by an increase in prepaid and other current assets, and decreases in accounts payable, accrued expenses, and income taxes payable.

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

•	Investing Activities. The Company used cash of $0.7 million during the six month period ended March 2012 for investing activities, primarily related to capital expenditures for property and equipment.

•

Financing Activities. The Company used cash of $3.5 million from financing activities during the six months ended March 2012. Of this amount, approximately $1.5 million related to net payments on the Company’s credit facility, $0.9 million related to the repurchase of the Company’s common shares, $0.7 million related to repayment on long-term debt, and $0.4 million related to dividends on the Company’s common and preferred stock.

•

Cash on Hand/Working Capital. At March 2012, the Company had cash on hand of $0.9 million and working capital (current assets less current liabilities) of $49.7 million. This compares to cash on hand of $1.4 million and working capital of $49.0 million at September 2011.

CREDIT AGREEMENT

The Company primarily finances its operations through a credit facility agreement with Bank of America (the “Facility”) and long-term debt agreements with banks.

The Facility included the following significant terms at March 2012:

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

•    Prepayment penalty equal to one-half of one percent (1/2%) if the Company prepays the entire Facility or terminates it in year one of the agreement, and one-fourth of one percent (1/4%) if the Company prepays the entire Facility or terminates it in year two of the agreement. The prepayment penalty is calculated based on the maximum loan limit.

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2012 was $60.1 million, of which $19.3 million was outstanding, leaving $40.8 million available.

At March 2012, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.28% at March 2012.

At March 2012, the Company had $6.8 million in long-term debt outstanding.  Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at March 2012.

For the six months ended March 2012, our peak borrowings under the Facility were $50.7 million, and our average borrowings and average availability under the Facility were $33.3 million and $29.8 million, respectively.  Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse are financed through term loans with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loans contain cross default provisions which cause all loans with BMO to be considered in default if any one of the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2012.  In addition, the BMO loans contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling $0.2 million and $0.4 million for the three and six month periods, respectively, in both March 2012 and March 2011.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended March 31, 2012:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2012	—	—	—	50,000
February 1-29, 2012	—	—	—	50,000
March 1-31, 2012	17,000	$54.00	17,000	33,000
Total	17,000	$54.00	17,000	33,000

(1)

On October 27, 2009, our Company announced that our Board of Directors authorized the purchase of up to 50,000 shares of our Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

Item 3.      Defaults Upon Senior Securities

Not Applicable

Item 4.      Mine Safety Disclosures

Not Applicable

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewithin electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 19, 2012	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 19, 2012	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)