Form 10-Q
period 2012-06-30
AMCON DISTRIBUTING CO
filed 2012-07-19
CIK 928465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The Registrant had 608,271 shares of its $.01 par value common stock outstanding as of July 16, 2012.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2012 and September 30, 2011

	June 2012	September 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$568,960	$1,389,665
Accounts receivable, less allowance for doubtful accounts of $1.2 million at both June 2012 and September 2011	34,032,935	32,963,693
Inventories, net	49,381,171	38,447,982
Deferred income taxes	1,784,114	1,707,889
Prepaid and other current assets	4,976,295	6,073,536
Total current assets	90,743,475	80,582,765

Property and equipment, net	13,128,075	13,713,238
Goodwill	6,349,827	6,349,827
Other intangible assets, net	5,277,225	5,550,978
Other assets	1,289,963	1,238,825
	$116,788,565	$107,435,633
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,060,295	$18,439,446
Accrued expenses	6,660,965	7,153,672
Accrued wages, salaries and bonuses	2,979,030	2,460,558
Income taxes payable	303,998	2,100,180
Current maturities of long-term debt	1,185,647	1,384,625
Total current liabilities	27,189,935	31,538,481

Credit facility	30,080,482	20,771,613
Deferred income taxes	3,842,164	2,743,238
Long-term debt, less current maturities	5,374,586	6,194,195
Other long-term liabilities	338,197	429,513
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both June 2012 and September 2011	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 62,000 shares outstanding and a total liquidation preference of $1.6 million at both June 2012 and September 2011	1,550,000	1,550,000

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 162,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 608,271 shares outstanding at June 2012 and 609,320 shares outstanding at September 2011	6,252	6,093
Additional paid-in capital	10,910,595	9,981,055
Retained earnings	35,914,354	31,721,445
Treasury stock, 17,000 shares at cost	(918,000)	—
Total shareholders’ equity	45,913,201	41,708,593
	$116,788,565	$107,435,633

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2012 and 2011

	For the three months ended June		For the nine months ended June
	2012	2011	2012	2011
Sales (including excise taxes of $96.1 million and $85.9 million, and $272.7 million and $238.1 million, respectively)	$307,112,774	$263,828,199	$866,505,090	$725,388,399
Cost of sales	287,211,769	245,610,146	808,750,009	673,193,512
Gross profit	19,901,005	18,218,053	57,755,081	52,194,887

Selling, general and administrative expenses	15,845,201	13,781,556	47,096,958	40,378,569
Depreciation and amortization	552,888	519,099	1,780,309	1,523,815
	16,398,089	14,300,655	48,877,267	41,902,384
Operating income	3,502,916	3,917,398	8,877,814	10,292,503

Other expense (income):
Interest expense	361,756	372,525	1,105,707	1,020,980
Other (income), net	(47,841)	(73,878)	(292,979)	(141,970)
	313,915	298,647	812,728	879,010
Income from operations before income tax	3,189,001	3,618,751	8,065,086	9,413,493
Income tax expense	1,343,000	1,791,000	3,316,000	4,169,000
Net income	1,846,001	1,827,751	4,749,086	5,244,493
Preferred stock dividend requirements	(66,907)	(70,649)	(201,454)	(218,755)
Net income available to common shareholders	$1,779,094	$1,757,102	$4,547,632	$5,025,738

Basic earnings per share available to common shareholders:	$2.92	$2.93	$7.38	$8.53
Diluted earnings per share available to common shareholders:	$2.37	$2.36	$6.06	$6.81

Basic weighted average shares outstanding	608,271	599,281	615,913	589,084
Diluted weighted average shares outstanding	779,106	775,416	783,987	769,870

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,749,086	$5,244,493
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,496,868	1,268,397
Amortization	283,441	255,418
Gain on sale of property and equipment	(28,606)	(37,177)
Equity-based compensation	930,593	1,740,969
Net excess tax benefit on equity-based awards	—	(125,904)
Deferred income taxes	1,022,701	1,521,683
Provision (recoveries) for losses on doubtful accounts	75,757	(768,000)
Provision for losses on inventory obsolescence	98,789	104,871
Other	(6,034)	(6,033)

Changes in assets and liabilities:
Accounts receivable	(1,144,999)	3,044,399
Inventories	(11,031,978)	(20,191,024)
Prepaid and other current assets	1,097,241	(3,444,459)
Other assets	(51,138)	(186,546)
Accounts payable	(2,396,748)	2,598,310
Accrued expenses and accrued wages, salaries and bonuses	(19,827)	(824,500)
Income tax payable	(1,796,182)	(1,729,818)
Net cash flows from operating activities	(6,721,036)	(11,534,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(914,486)	(1,641,035)
Proceeds from sales of property and equipment	48,984	64,375
Acquisition	—	(13,368,057)
Net cash flows from investing activities	(865,502)	(14,944,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	9,308,869	28,533,322
Principal payments on long-term debt	(1,018,587)	(684,108)
Repurchase of common stock	(918,000)	—
Net excess tax benefit on equity-based awards	—	125,904
Dividends paid on convertible preferred stock	(201,454)	(218,755)
Dividends on common stock	(354,723)	(325,377)
Proceeds from exercise of stock options	1,180	22,391
Withholdings on the exercise of equity-based awards	(51,452)	—
Net cash flows from financing activities	6,765,833	27,453,377

Net change in cash	(820,705)	973,739

Cash, beginning of period	1,389,665	356,735
Cash, end of period	$568,960	$1,330,474

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,094,086	$994,280
Cash paid during the period for income taxes	4,089,482	4,377,134

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	28,282	33,233
Issuance of common stock in connection with the vesting and exercise of equity based awards	950,562	—
Conversion by holders of Series B Convertible Preferred Stock to common stock	—	450,000

Business acquisition (see Note 2):
Accounts receivable	—	8,881,428
Inventory	—	4,571,629
Property and equipment	—	1,795,859
Prepaid assets	—	35,000
Fair value of non-competition agreement	—	500,000
Customer relationships intangible assets	—	500,000
Goodwill	—	200,659
Accrued expenses	—	(120,000)
Note payable	—	(2,552,090)
Amount due under non-competition agreement	—	(444,428)

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 601,000 square feet of permanent floor space. Our principal suppliers include Philip Morris USA, RJ Reynolds, Commonwealth Brands, Lorillard, Proctor & Gamble, Hershey, Mars, and Kraft. We also market private label lines of snuff, water, candy products, batteries, film, and other products. We do not maintain any long-term purchase contracts with these suppliers.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2012 and June 30, 2011 have been referred to throughout this quarterly report as Q3 2012 and Q3 2011, respectively. The fiscal balance sheet dates as of June 30, 2012, June 30, 2011, and September 30, 2011 have been referred to as June 2012, June 2011, and September 2011, respectively.

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

Goodwill totaling approximately $0.2 million arose from the acquisition and primarily represents synergies and economies of scale expected to be generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company’s Wholesale Segment and is deductible for tax purposes.  No significant measurement adjustments related to this transaction were recorded during the nine months ended June 2012.

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

	Three months ended		Nine months ended
	June		June
(In millions)	2012	2011	2012	2011
Revenue — Actual results	$307.1	$263.8	$866.5	$725.4
Revenue — Supplemental pro forma results	$307.1	$299.4	$866.5	$859.1
Net Income — Actual results	$1.8	$1.8	$4.8	$5.2
Net Income — Supplemental pro forma results	$1.8	$1.9	$4.8	$5.1

3. CONVERTIBLE PREFERRED STOCK:

The Company has two series of convertible preferred stock outstanding at June 2012 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$1,550,000
Number of shares:	100,000	62,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	62,880
Dividend rate:	6.785%	6.37%

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

4. INVENTORIES

Inventories consisted of finished goods at June 2012 and September 2011 and are stated at the lower of cost, determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.0 million and $0.9 million at June 2012 and September 2011, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	June 2012	September 2011
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	June 2012	September 2011
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of $0.1 million at both June 2012 and September 2011)	391,666	466,667
Customer relationships (less accumulated amortization of $0.6 million and $0.4 million at June 2012 and September 2011, respectively)	1,512,290	1,711,042
	$5,277,225	$5,550,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At June 2012, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.  Amortization expense related to these assets was $0.1 million and $0.3 million for the three and nine month periods ended June 2012, and $0.1 million and $0.2 million for the three and nine month periods ended June 2011.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at June 2012:

Customer relationships	June 2012
Fiscal 2012 (1)	$91,247
Fiscal 2013	365,000
Fiscal 2014	365,000
Fiscal 2015	365,000
Fiscal 2016	331,667
Thereafter	386,042
$1,903,956

(1)  Represents amortization for the remaining three months of Fiscal 2012.

6. DIVIDENDS:

The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling $0.2 million and $0.6 million for the three and nine month periods ended June 2012, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended June 2011, respectively.

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

	For the three months ended June
	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	608,271	608,271	599,281	599,281
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	170,835	—	176,135
Weighted average number of shares outstanding	608,271	779,106	599,281	775,416
Income from operations	$1,846,001	$1,846,001	$1,827,751	$1,827,751
Deduct: convertible preferred stock dividends (2)	(66,907)	—	(70,649)	—
Net income available to common shareholders	1,779,094	1,846,001	1,757,102	1,827,751

Net earnings per share available to common shareholders	$2.92	$2.37	$2.93	$2.36

(1)   Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)   Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the nine months ended June
	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	615,913	615,913	589,084	589,084
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	168,074	—	180,786
Weighted average number of shares outstanding	615,913	783,987	589,084	769,870
Income from operations	$4,749,086	$4,749,086	$5,244,493	$5,244,493
Deduct: convertible preferred stock dividends (2)	(201,454)	—	(218,755)	—
	4,547,632	4,749,086	5,025,738	5,244,493

Net earnings per share available to common shareholders	$7.38	$6.06	$8.53	$6.81

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

The Facility included the following significant terms at June 2012:

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse are financed through term loans with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loans contain cross default provisions which cause all loans with BMO to be considered in default if any one of the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2012.  In addition, the BMO loans contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

9. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  At June 2012, awards with respect to a total of 109,800 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 40,200 shares may be awarded under the plan.

Stock Options

During the nine month period ended June 2012, the Company issued 6,500 incentive stock options to various employees pursuant to the provisions of the Company’s Omnibus Plan. These awards vest in equal installments over a five year service period and had an estimated fair value of approximately $0.1 million using the Black-Scholes option pricing model. The following assumptions were used in connection with the Black-Scholes option pricing calculation:

Stock Option Pricing Assumptions
Risk-free interest rate	2.39%
Dividend yield	1.10%
Expected volatility	27.90%
Expected life in years	6

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules up to five years in length.  Stock options issued and outstanding at June 2012 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2003	$28.80	42	0.32 years	$28.80	42	$28.80
Fiscal 2007	$18.00	25,000	4.45 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	5,500	7.83 years	$51.50	2,200	$51.50
Fiscal 2012	$53.80 - $65.97	6,500	9.33 years	$54.74	—	$—
		37,042		$29.43	27,242	$20.72

The following is a summary of stock options activity for the nine months ended June 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2011	30,583	$24.05
Granted	6,500	54.74
Exercised	(41)	28.80
Forfeited/Expired	—	—
Outstanding at June 2012	37,042	$29.43

Restricted Stock Units

Restricted stock units issued and outstanding at June 2012 are as follows:

	Restricted Stock Units (1)	Restricted Stock Units (2)	Restricted Stock Units (3)
Date of award:	November 22, 2010	November 22, 2010	October 26, 2011
Original number of awards issued:	38,400	12,000	15,900
Service period:	24 months	36 months	36 months
Estimated fair value of award at grant date:	$2,765,000	$864,000	$855,000
Awards outstanding at June 2012	12,800	8,000	15,900
Fair value of non-vested awards at June 2012:	$719,000	$450,000	$894,000

(1)	25,600 of the restricted stock unit awards were vested as of Q3 2012. The remaining 12,800 restricted stock units will vest on October 26, 2012.

(2)	4,000 of the restricted stock units were vested as of Q3 2012. The remaining 8,000 restricted stock units will vest in equal amounts (4,000 per year) on November 22, 2012 and November 22, 2013.

(3)	The 15,900 restricted stock units will vest in equal amounts (5,300 per year) on October 25, 2012, October 25, 2013 and October 25, 2014.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting.  Based on these award provisions, the compensation expense recorded in the Company’s Condensed Statement of Operations reflects the amortization of these awards over their respective service life.  The awards and their related compensation and amortization expense are also adjusted to fair value at each reporting date until vested.  The following summarizes restricted stock unit activity under the Omnibus Plan for the nine months ended June 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2011	37,600	$57.00
Granted	15,900	$53.80
Vested	(16,800)	$56.58
Expired	—	$—
Nonvested restricted stock units at June 2012	36,700	$64.40

All Equity-Based Awards (stock options and restricted stock units)

For the three and nine months ended June 2012, net income before income taxes included compensation expense of $0.3 million and $0.9 million, respectively, related to the amortization of all equity-based compensation awards. Total unamortized compensation expense for these awards at June 2012 was approximately $1.4 million.

10. BUSINESS SEGMENTS

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores’ operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the “Other” column are intercompany eliminations, and assets held and charges incurred by our company for both segments. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2012:
External revenue:
Cigarettes	$223,189,406	$—	$—	$223,189,406
Confectionery	20,433,115	—	—	20,433,115
Health food	—	9,499,012	—	9,499,012
Tobacco, food service & other	53,991,241	—	—	53,991,241
Total external revenue	297,613,762	9,499,012	—	307,112,774
Depreciation	363,557	97,142	938	461,637
Amortization	91,251	—	—	91,251
Operating income (loss)	4,073,549	757,482	(1,328,115)	3,502,916
Interest expense	131,983	67,437	162,336	361,756
Income (loss) from operations before taxes	3,953,942	695,509	(1,460,450)	3,189,001
Total assets	102,837,606	12,957,856	993,103	116,788,565
Capital expenditures	182,156	24,606	—	206,762

THREE MONTHS ENDED JUNE 2011:
External revenue:
Cigarettes	$190,156,165	$—	$—	$190,156,165
Confectionery	18,125,809	—	—	18,125,809
Health food	—	9,509,251	—	9,509,251
Tobacco, food service & other	46,036,974	—	—	46,036,974
Total external revenue	254,318,948	9,509,251	—	263,828,199
Depreciation	316,032	106,308	937	423,277
Amortization	95,822	—	—	95,822
Operating income (loss)	4,092,131	803,020	(977,753)	3,917,398
Interest expense	117,643	93,381	161,501	372,525
Income (loss) from operations before taxes	3,997,180	715,497	(1,093,926)	3,618,751
Total assets	116,520,925	13,285,407	1,014,111	130,820,443
Capital expenditures	624,284	59,497	—	683,781

	Wholesale Segment	Retail Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2012:
External revenue:
Cigarettes	$628,218,679	$—	$—	$628,218,679
Confectionery	55,792,444	—	—	55,792,444
Health food	—	28,175,654	—	28,175,654
Tobacco, food service & other	154,318,313	—	—	154,318,313
Total external revenue	838,329,436	28,175,654	—	866,505,090
Depreciation	1,193,834	300,222	2,812	1,496,868
Amortization	283,441	—	—	283,441
Operating income (loss)	10,402,816	2,295,893	(3,820,895)	8,877,814
Interest expense	401,043	225,849	478,815	1,105,707
Income (loss) from operations before taxes	10,108,749	2,085,526	(4,129,189)	8,065,086
Total assets	102,837,606	12,957,856	993,103	116,788,565
Capital expenditures	765,508	148,978	—	914,486

NINE MONTHS ENDED JUNE 2011:
External revenue:
Cigarettes	$520,018,745	$—	$—	$520,018,745
Confectionery	48,253,405	—	—	48,253,405
Health food	—	28,509,834	—	28,509,834
Tobacco, food service & other	128,606,415	—	—	128,606,415
Total external revenue	696,878,565	28,509,834	—	725,388,399
Depreciation	944,662	320,923	2,812	1,268,397
Amortization	255,418	—	—	255,418
Operating income (loss)	12,182,183	2,712,105	(4,601,785)	10,292,503
Interest expense	343,807	293,369	383,804	1,020,980
Income (loss) from operations before taxes	11,880,020	2,435,886	(4,902,413)	9,413,493
Total assets	116,520,925	13,285,407	1,014,111	130,820,443
Capital expenditures	1,474,382	166,653	—	1,641,035

11. COMMON STOCK REPURCHASE

The Board of Directors of the Company had previously authorized the repurchase of up to 50,000 shares of the Company’s common stock in open market or negotiated transactions.  During the nine months ended June 2012, the Company repurchased 17,000 shares of its common stock in a negotiated transaction for $918,000, or $54.00 per share. The share repurchase was funded with cash from operations and through our revolving credit facility.  All repurchased shares were recorded in treasury stock at cost.

12. SUBSEQUENT EVENT

On July 17, 2012, the Company refinanced two existing real estate notes payable due to BMO totaling approximately $4.8 million into a single note payable. The new note payable bears a fixed interest rate of 2.99% and requires monthly installments of principal and interest totaling approximately $0.5 million on an annual basis through June 2017, with the remainder due July 2017. The note payable is secured by the Company’s Quincy, IL and Rapid City, SD distribution facilities.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended June 2012.

THIRD FISCAL QUARTER 2012 (Q3 2012)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2012 and June 2011.

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

Business Update — Wholesale Segment

From sugary drinks to tobacco products, legislative initiatives across the country (i.e. higher excise taxes) are squarely taking aim at many of the products sold by convenience stores which is one of our core customer segments. We believe these trends could accelerate as states continue to struggle with budget shortfalls. The convenience store industry continues to consolidate and from time-to-time, some of our customers are acquired by larger chains which either self-distribute or have preexisting relationships with competing distributors.  Accordingly, the competitive landscape remains intense and we expect these factors to pressure margins moving forward.

Business Update — Wholesale Segment (continued)

The industry remains highly fragmented with a high percentage of independent single-store operators and mid-sized convenience store chains. Our customers’ reliance on traditional revenue streams (gas, tobacco products etc.) is evolving and many store owners are transitioning their businesses into newer quick-style restaurant retail formats. Our Company offers a comprehensive suite of next generation merchandising programs to assist convenience stores in making this transition.  This is an important consideration as the wholesale competitive environment is intense and customers are looking for suppliers with the best price-value relationship.

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

The popularity and awareness of natural products continues to grow. Consumers of natural products tend to be a better educated customer segment who demand a higher level of product knowledge by in-store associates; a level of service which is difficult for mass merchandisers to deliver in a big box retail format.  This is particularly true in product categories such as vitamin supplements which involve a high degree of expert consultation and personal interaction throughout the sales engagement process.  We believe that our high level of service differentiates our stores from those of our competitors.  This is an important consideration as the retail health food industry is highly competitive and customers are looking for a compelling price-value relationship.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 2012:

	For the three months ended June
	2012	2011	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$307,112,774	$263,828,199	$43,284,575	16.4
Cost of sales	287,211,769	245,610,146	41,601,623	16.9
Gross profit	19,901,005	18,218,053	1,682,952	9.2
Gross profit percentage	6.5%	6.9%

Operating expense	16,398,089	14,300,655	2,097,434	14.7
Operating income	3,502,916	3,917,398	(414,482)	(10.6)
Interest expense	361,756	372,525	(10,769)	(2.9)
Income tax expense	1,343,000	1,791,000	(448,000)	(25.0)
Income from operations after income taxes	1,846,001	1,827,751	18,250	1.0

BUSINESS SEGMENTS:
Wholesale
Sales	$297,613,762	$254,318,948	$43,294,814	17.0
Gross profit	15,827,670	14,177,301	1,650,369	11.6
Gross profit percentage	5.3%	5.6%
Retail
Sales	$9,499,012	$9,509,251	$(10,239)	(0.1)
Gross profit	4,073,335	4,040,752	32,583	0.8
Gross profit percentage	42.9%	42.5%

(1)               Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $4.5 million in Q3 2012 and $3.7 million in Q3 2011.

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

SALES — Q3 2012 vs. Q3 2011

Sales in our Wholesale Segment increased $43.3 million during Q3 2012 as compared to Q3 2011.  Significant items impacting sales during Q3 2012 included a $29.3 million increase in sales related to our acquisition of LPS in May 2011, a $7.2 million increase in sales related to price increases implemented by cigarette manufacturers, a $2.9 million increase in sales related to the volume and mix of cigarette cartons sold, and a $3.9 million increase in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”).

Sales in our Retail Segment were substantially unchanged in Q3 2012 as compared to Q3 2011. Significant items impacting sales during the period were a $0.5 million increase in our Chamberlin’s retail stores, offset by a $0.5 million decrease in sales in our Akin’s retail stores.  Sales in our Chamberlin’s stores continue to show improved results coming off the depths of the severe recession in the Florida region, while sales in our Akin’s retail stores have been impacted by increased competition from the expansion of national and regional health food chains in our markets.

GROSS PROFIT — Q3 2012 vs. Q3 2011

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

Gross profit in our Wholesale Segment increased $1.7 million in Q3 2012 as compared to Q3 2011. Of this increase, approximately $1.5 million related to our acquisition of LPS and $0.9 million related to the benefit from cigarette manufacturer price increases and the impact of increases in cigarette excise taxes.  These increases were partially offset up a $0.7 million decrease in gross profit related to the volume and mix of sales in our cigarette and Other Product categories.  Gross profit in our Retail Segment was substantially unchanged in Q3 2012 as compared to Q3 2011.

OPERATING EXPENSE — Q3 2012 vs. Q3 2011

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

Q3 2012 operating expenses increased $2.1 million as compared to Q3 2011. Significant items impacting operating expenses during Q3 2012 included an additional $1.4 million in operating expenses related to servicing our new business added in conjunction with the LPS acquisition, a $0.4 million increase in compensation expense, and a $0.3 million increase in other operating expenses.

INCOME TAX EXPENSE — Q3 2012 vs. Q3 2011

The effective income tax rate for Q3 2012 was 42.1% as compared to 49.5% in Q3 2011. The change in the effective tax rates between the fiscal periods was primarily related to the deductibility of certain expenses based on limitations set forth by the Internal Revenue Service.

RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 2012:

	For the nine months
	ended June
			Incr
	2012	2011	(Decr)	% Change
CONSOLIDATED:
Sales	$866,505,090	$725,388,399	$141,116,691	19.5
Cost of sales	808,750,009	673,193,512	135,556,497	20.1
Gross profit	57,755,081	52,194,887	5,560,194	10.7
Gross profit percentage	6.7%	7.2%

Operating expenses	48,877,267	41,902,384	6,974,883	16.6
Operating income	8,877,814	10,292,503	(1,414,689)	(13.7)
Interest expense	1,105,707	1,020,980	84,727	8.3
Income tax expense	3,316,000	4,169,000	(853,000)	(20.5)
Income from operations after income taxes	4,749,086	5,244,493	(495,407)	(9.4)

BUSINESS SEGMENTS:
Wholesale
Sales	$838,329,436	$696,878,565	$141,450,871	20.3
Gross profit	45,688,406	39,977,660	5,710,746	14.3
Gross profit percentage	5.4%	5.7%
Retail
Sales	$28,175,654	$28,509,834	$(334,180)	(1.2)
Gross profit	12,066,675	12,217,227	(150,552)	(1.2)
Gross profit percentage	42.8%	42.9%

(1)

Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $12.7 million for the nine months ended June 2012 and $11.1 million for the nine months ended June 2011.

SALES — Nine Months Ended June 2012

Sales in our Wholesale Segment increased $141.5 million for the nine months ended June 2012 as compared to the same prior year period. Significant items impacting our Wholesale Segment sales for the nine months ended June 2012 included a $120.0 million increase in sales related to the acquisition of LPS, a $19.2 million increase in sales related to price increases implemented by cigarette manufacturers, and a $8.0 million increase in our Other Product categories sales. These increases were partially offset by a $5.7 million reduction in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment for the nine months ended June 2012 decreased approximately $0.3 million as compared to the same prior year period. The change in sales is primarily related to lower sales in our Akin’s retail stores which have experienced increased competition from the expansion of national and regional health food chains, partially offset by higher sales in our Chamberlin’s stores which continue to show improved results coming off the depths of the severe recession.

GROSS PROFIT — Nine Months Ended June 2012

Gross profit in our Wholesale Segment increased $5.7 million for the nine month period ended June 2012 as compared to the same prior year period.  Of this increase, approximately $6.5 million related to our acquisition of LPS and $0.9 million related to the benefit from cigarette manufacturer price increases and the impact of increases in cigarette excise taxes.  Partially offsetting this was a $1.7 million reduction in gross profit related to the volume and mix of sales in our cigarette and Other Product categories.

Gross profit in our Retail Segment decreased $0.2 million for the nine month period ended June 2012 as compared to the same prior year period.  This decrease was primarily related to lower sales volumes in our Akin’s retail stores.

OPERATING EXPENSE — Nine Months Ended June 2012

Operating expenses increased $7.0 million for the nine months ended June 2012 as compared to the same prior year period. Significant items impacting operating expenses during the nine month period ended June 2012 included an additional $5.9 million in operating expenses related to servicing our new business added in conjunction with the LPS acquisition, a $0.8 million net increase in bad debt expense, a $0.3 million increase in our Retail Segment operating expenses, a $0.3 million increase in fuel expense, and a $0.5 million increase in other operating expenses. These increases were partially offset by a $0.8 million reduction in compensation expense.

INCOME TAX EXPENSE —Nine Months Ended June 2012

The effective income tax rate for the nine months ended was 41.1% as compared to 44.3% same prior year period.  The change in the effective tax rates between fiscal periods was primarily related to the deductibility of certain expenses based on limitations set forth by the Internal Revenue Service.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•

General. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•

Operating Activities. The Company used cash of approximately $6.7 million for operating activities during the nine months ended June 2012. Significant uses of cash during the period included increases in accounts receivable and inventory and decreases in both accounts payable and income taxes payable. These items were partially offset by a decrease in prepaid and other current assets, an increase in deferred income taxes, and the impact of net earnings.

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

•	Investing Activities. The Company used cash of $0.9 million during the nine month period ended June 2012 for investing activities, primarily related to capital expenditures for property and equipment.

•

Financing Activities. The Company generated cash of $6.8 million from financing activities during the nine months ended June 2012. Of this amount, approximately $9.3 million related to net borrowings on the Company’s credit facility. Partially offsetting this was $1.0 million related to repayment on long-term debt, $0.9 million related to the repurchase of the Company’s common shares, and $0.6 million related to dividends on the Company’s common and preferred stock.

•

Cash on Hand/Working Capital. At June 2012, the Company had cash on hand of $0.6 million and working capital (current assets less current liabilities) of $63.6 million. This compares to cash on hand of $1.4 million and working capital of $49.0 million at September 2011.

CREDIT AGREEMENT

The Company primarily finances its operations through a credit facility agreement with Bank of America (the “Facility”) and long-term debt agreements with banks.

The Facility included the following significant terms at June 2012:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2012 was $69.6 million, of which $30.1 million was outstanding, leaving $39.5 million available.

At June 2012, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.43% at June 2012.

For the nine months ended June 2012, our peak borrowings under the Facility were $50.7 million, and our average borrowings and average availability under the Facility were $33.8 million and $30.0 million, respectively.  Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, and certain warehouse equipment in the Rapid City, SD warehouse are financed through term loans with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loans contain cross default provisions which cause all loans with BMO to be considered in default if any one of the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2012. In addition, the BMO loans contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock issuances totaling $0.2 million and $0.6 million for the three and nine month periods ended June 2012, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended June 2011, respectively.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1	Real estate note payable between BMO and the Company dated July 17, 2012.

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewithin electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 19, 2012	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 19, 2012	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)