Form 10-K
period 2012-09-30
AMCON DISTRIBUTING CO
filed 2012-11-08
CIK 928465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2012 was $23,525,645, computed by reference to the $63.50 closing price of such common stock equity on March 31, 2012.

As of November 5, 2012 there were 633,793 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2012 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to "we," "us," "our," "Company," and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The Company's 2012 and 2011 fiscal years ended September 30, are herein referred to as fiscal 2012 and fiscal 2011, respectively. The fiscal year-end balance sheet dates of September 30, 2012 and September 30, 2011 are referred to herein as September 2012 and September 2011, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7 of this report.

ITEM 1.    BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on NYSE MKT (formerly NYSE Amex Equities) under the symbol "DIT." The Company operates two business segments:

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. We also provide a full range of consultative services to our customers in the areas of marketing, merchandising, inventory optimization, and information systems that allow our customers to compete and maximize their profitability. Convenience stores represent our largest customer category. In October 2012, Convenience Store News ranked us as the ninth (9th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 601,000 square feet of permanent floor space. Our principal suppliers include Philip Morris USA, RJ Reynolds, Commonwealth Brands, Lorillard, Proctor & Gamble, Hershey, Mars, Quaker, and Nabisco. We also market private label lines of water, candy products, batteries, film, and other products. We do not maintain any long-term purchase contracts with these suppliers.

RETAIL SEGMENT

Our Retail Segment is a specialty retailer of natural and organic groceries and dietary supplements. We focus on providing high-quality products at affordable prices, exceptional customer service, nutrition education, and community outreach. We strive to generate long-term relationships with our customers based on transparency and trust by:

•
selling only natural and organic groceries and dietary supplements that meet our strict quality guidelines—we do not approve for sale grocery products that are known to contain artificial colors, flavors, preservatives, sweeteners, or partially hydrogenated or hydrogenated oils;

•
utilizing an efficient and flexible small-store format to offer affordable prices and a shopper-friendly retail environment; and

•
enhancing our customers' shopping experience by providing free science-based nutrition education to help our customers make well-informed health and nutrition choices.

We operate within the natural products retail industry, which is a subset of the large and stable U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. According to The Natural Foods Merchandiser, a leading industry trade publication, retail sales in the natural foods industry exceeded $73 billion during the 2011 calendar year.

Our Retail Segment operates fourteen retail health food stores as Chamberlin's Market & Café and Akin's Natural Foods Market. These stores carry over 30,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin's, which was established in 1935, operates six stores in and around Orlando, Florida. Akin's, which was also established in 1935, has a total of eight locations in Oklahoma, Nebraska, Missouri, and Kansas. During fiscal 2012, we signed leases to open two new retail locations in Arkansas and Nebraska. These stores are scheduled to open during our 2013 fiscal year.

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

Flexible Distribution Capabilities and Customer Service Programs

The size and flexibility of our wholesale distribution operations strategically position us to service a broad range of customers from independent retail outlets to large multi-location retailers. Our customizable customer service programs assist our customers in maximizing vendor promotions and by providing access to private label and custom foodservice programs, store layout and design consultation, and overall profitability consulting, all of which has proven to be popular.

Unique Product Selection

Our retail health foods business prides itself in carrying a broad and superior-quality selection of natural food products and vitamin supplements. The depth of our product offerings, combined with highly trained and knowledgeable in-store associates, has created a loyal customer following where our stores are sought out destinations, providing a personalized shopping experience.

BUSINESS STRATEGY

We have a three-pronged dynamic business strategy to create shareholder value. This strategy includes:

•
Maximizing liquidity in the short term.

•
Reducing debt and investing in information technology and foodservice offerings in the medium term.

•
Growing both organically and through acquisitions in the long term.

To execute this strategy, our Company has rigorous operational processes in place designed to control costs, manage credit risk, monitor inventory levels, and maintain maximum liquidity. The success of our strategy however, is ultimately dependent on our ability to provide superior service and leading edge technologies, while offering exceptional depth and breadth in our product offerings.

PRINCIPAL PRODUCTS

The sales of cigarettes represented 73% and 72% of our consolidated revenue in fiscal 2012 and fiscal 2011, respectively. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 27% and 28% of consolidated revenue in fiscal 2012 and fiscal 2011, respectively.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 15 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment has a significant presence in the regions in which we operate. There are, however, a number of both national and regional wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core-Mark International (San Francisco, California), as well as regional wholesalers such as Eby-Brown LLP (Chicago, Illinois) and Farner-Bocken (Carroll, Iowa), and H.T. Hackney (Knoxville, Tennessee) along with a host of smaller grocery and tobacco wholesalers.

Competition within the wholesale distribution industry is primarily based on the range and quality of the services provided, pricing, variety of products offered, and the reliability of deliveries. Our larger competitors principally compete on pricing and breadth of product offerings, while our smaller competitors focus on customer service and their delivery arrangements.

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

The natural food retail industry is highly fragmented. According to The Natural Foods Merchandiser ("NFM"), there are approximately 12,000 natural food retail stores operating independently or as part of small retail chains and nearly 36,000 stores when national chains such as Whole Foods Markets, General Nutrition Centers ("GNC"), Natural Grocers, Sprouts, and Vitamin World are included. The increasing demand for natural products has fueled an expansion by national chains which continue to add new stores and complete acquisitions. Additionally, in recent years conventional supermarkets have begun offering natural food products adding an additional layer of competition.

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

GOVERNMENT REGULATION

AMCON is subject to regulation by federal, state and local governmental agencies, including the U.S. Department of Agriculture, the U.S. Food and Drug Administration ("FDA"), the Occupational Safety and Health Administration ("OSHA"), the Bureau of Alcohol Tobacco and Firearms ("ATF"), and the U.S. Department of Transportation ("DOT"). These regulatory agencies generally impose standards for product quality and sanitation, workplace safety, and security and distribution policies.

The Company operates in 23 states and is subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In recent years a number of states, as well as the federal government, have increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls and as a mechanism to discourage tobacco product use.

ENVIRONMENTAL MATTERS

All of AMCON's facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2012 or fiscal 2011.

EMPLOYEES

At September 2012, the Company had 775 full-time and 100 part-time employees, which together serve in the following areas:

Managerial	38
Administrative	96
Delivery	120
Sales & Marketing	298
Warehouse	323

Total Employees	875

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers ("IAMAW"). The current labor agreement with the union is effective through December 2014.

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

RISK FACTORS RELATED TO THE WHOLESALE BUSINESS

•
Regulation of Cigarette and Tobacco Products by the FDA May Negatively Impact Our Operations.

In 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law which granted the FDA the authority to regulate the production, distribution, and marketing of tobacco products in the United States. Specifically, the legislation established an FDA office to regulate changes to nicotine yields, chemicals, flavors, ingredients, and the labeling used to produce and market tobacco products. The FDA office is financed through user fees paid by tobacco companies, which is passed on to wholesale distributors and end consumers in the form of higher costs.

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

•
Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2012, approximately 73% of our consolidated revenues came from the distribution of cigarettes which generated approximately 29% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline. If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•
Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and fees have been imposed by city, state and federal governments in recent years. Further, the new regulatory responsibilities of the FDA are being funded by fees imposed on tobacco companies.

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

•
Divestiture and Consolidation Trends Within the Convenience Store Industry May Negatively Impact Our Operations.

Divestitures and consolidations within the convenience store industry reflect a trend that may result in customer losses for us if the acquiring entity is served by another wholesale distributor and we are unable to retain the business. If we were to lose a substantial volume of business because of these trends, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

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

We receive payments from the manufacturers of the products we distribute including allowances, discounts, volume rebates, and other merchandising incentives in connection with various incentive programs. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the manufacturers or states change or discontinue these programs or we are unable to maintain the volume of our sales, our results of operations, business, cash flow, and financial condition could be negatively affected. There are no assurances that the manufacturers will maintain these programs.

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

In 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health-care costs related to tobacco use. Subsequently, most other states sued the major U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants settled the first four of these cases with Mississippi, Florida, Texas and Minnesota by separate agreements. These states are referred to as non-MSA states. In November 1998, the major U.S. tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain U.S. territories. The MSA and the other state settlement agreements settled health-care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA resulted in the products sold by the participating manufacturers being priced at higher levels than the products sold by non-MSA manufacturers.

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

•
We Face Competition From Sales of Deep-Discount Brands and Illicit and Other Low Priced Sales of Cigarettes.

Increased selling prices for cigarettes and higher cigarette taxes have resulted in the growth of deep-discount cigarette brands. Deep-discount brands are brands generally manufactured by companies that are not original participants to the MSA, and accordingly do not have cost structures burdened by the master settlement agreement. Since the MSA was signed, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially. If this growth continues, our results of operations, business cash flows, and overall financial condition would be negatively impacted.

RISK FACTORS RELATED TO THE RETAIL BUSINESS

•
Increases in Retail Health Food Store Competition May Have an Adverse Effect on Our Business.

In the retail health food business, our competitors include national natural foods supermarkets, such as Whole Foods Market, specialty supermarkets, regional natural foods stores, small specialty stores, and restaurants. In addition, conventional supermarkets and mass market outlets also offer natural products. Some of these potential competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting, and selling their products. Increased competition may have a material adverse effect on our results of operations, business, cash flow, and financial condition as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

•
Part of Our Strategy Is to Expand Our Retail Health Food Business Through The Opening of New Stores, If We Are Unsuccessful it May Have an Adverse Effect on Our Business.

Our expansion strategy is dependent on finding suitable locations, and we face intense competition from other retailers for such sites. We also need to be able to open new stores timely and operate them successfully. In addition, our success is dependent on our ability to hire, train and integrate new qualified team members. Our success is also dependent on our ability to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. If we are not able to find and open new store locations and close poor performing stores, this could have a material adverse impact on our results of operations, business, cash flow, and overall financial condition.

•
Changes in the Availability of Quality Natural and Organic Products Could Impact Our Business.

There is no assurance that quality natural and organic products including dietary supplements, fresh and processed foods and vitamins will be available to meet our stores future needs. If conventional supermarkets increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. Any significant disruption in the supply of quality natural and organic products could have a material adverse impact on our overall sales and product costs.

•
Perishable Food Product Losses Could Materially Impact Our Results.

We believe our stores more heavily emphasize perishable products than conventional supermarket stores. Our Company's emphasis on perishable products may result in significant product inventory losses in the event of extended power outages, natural disasters or other catastrophic occurrences.

•
A Reduction in Traffic to Anchor Stores in the Shopping Areas in Close Proximity to Our Stores Could Significantly Reduce Our Sales and Leave Us With Unsold Inventory, Which Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations.

Many of our stores are located in close proximity to shopping areas that may also accommodate other well-known anchor stores. Sales at our stores are derived, in part, from the volume of traffic generated by the other anchor stores in the shopping areas where our stores are located. Customer traffic may be adversely affected by regional economic downturns, a general downturn in the local area where our store is located, long-term nearby road construction projects, the closing of nearby anchor stores or other nearby stores or the decline of the shopping environment in a particular shopping area. Any of these events would reduce our sales and leave us with excess inventory, which could have a material adverse impact on our business, financial condition, and results of operation. In response to such events, we may be required to increase markdowns or initiate marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

•
If We Are Unable to Successfully Identify Market Trends and React to Changing Consumer Preferences in a Timely Manner, Our Sales May Decrease.

We believe our success depends, in substantial part, on our ability to:

    •
    anticipate, identify and react to natural and organic grocery and dietary supplement trends and changing consumer preferences in a timely manner;

    •
    translate market trends into appropriate, saleable product and service offerings in our stores before our competitors; and

    •
    develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms.

If we are unable to anticipate and satisfy consumer merchandise preferences in the regions where we operate, our sales may decrease, and we may be forced to increase markdowns of slow-moving merchandise, either of which could negatively impact our business, results of operations, cash flow, and financial condition.

•
If We or Our Third-Party Suppliers Fail to Comply With Regulatory Requirements, or are Unable to Provide Products that Meet our Specifications, our Business and our Reputation Could be Negatively Impacted.

If we or our third-party suppliers, including suppliers of our private label products, fail to comply with applicable regulatory requirements or to meet our specifications for quality, we could be required to take costly corrective action and our reputation could be negatively impacted. We do not own or operate any manufacturing facilities, and therefore depend upon independent third-party vendors to produce our private label branded products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third-party suppliers of our private label products may not maintain adequate controls with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. Additionally, there are no assurances we would be successful in finding new third-party suppliers that meet our quality guidelines if needed. If any of these events were to occur, our results from operations, cash flow, liquidity position, and overall financial condition could be negatively impacted.

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

Under our credit facility, we are required to maintain a minimum debt service ratio if our excess availability falls below 10% of the maximum loan limit as defined in our revolving credit agreement. Our ability to comply with this covenant may be affected by factors beyond our control. If we breach, or if our lender contends that we have breached this covenant or any other restrictions, it could result in an event of default under our revolving credit facility, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facility could terminate their commitments to make further extensions of credit under our revolving credit facility. Additionally, our real estate note payable includes a cross-default provision that would cause it to be in default and due immediately if our credit facility was deemed to be in default.

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

In addition, at September 2012 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in December 2014. If we were not able to renew our future labor agreements on similar terms, we may be unable to recover labor cost increases through increased prices or may suffer business interruptions as a result of strikes or other work stoppages.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

•
The Company Has Few Shareholders of Record And, If this Number Drops below 300, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE MKT, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock falls below 300, our obligations to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE MKT. This would likely impact investors' ability to trade in our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The location and approximate square footage of the Company's six distribution centers and fourteen retail stores at September 2012 are set forth below:

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

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company, as well as Eric J. Hinkefent, an executive officer of two of our subsidiaries.

Name	Age	Position
Christopher H. Atayan	52	Chairman of the Board, Chief Executive Officer, Director
Kathleen M. Evans	65	President, Director
Andrew C. Plummer	38	Vice President, Chief Financial Officer, and Secretary
Eric J. Hinkefent	51	President of Chamberlin's Market and Cafe and Akin's Natural Foods Market

CHRISTOPHER H. ATAYAN has served in various senior executive positions with the Company since 2006, including his service as Chairman of the Board since January 2008 and Chief Executive Officer since October 2006, and has been a director of AMCON since 2004. Mr. Atayan has served as the Senior Managing Director of Slusser Associates, a private equity and investment banking firm, since 1988, and has been engaged in private equity and investment banking since 1982. He also serves on the Board of Eastek Holdings LLC, a manufacturing company.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock trades on NYSE MKT (formerly NYSE Amex Equities) under the trading symbol "DIT". As of October 31, 2012, the closing price of our common stock on NYSE MKT was $62.98 and there were 633,793 common shares outstanding. As of that date, the Company had approximately 715 persons holding common shares beneficially of which approximately 165 are shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company's common stock reported by NYSE MKT for fiscal 2012 and 2011.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
4th Quarter	$70.00	$59.00	$71.11	$56.03
3rd Quarter	67.50	56.21	83.59	66.36
2nd Quarter	69.11	57.66	83.90	74.25
1st Quarter	64.40	52.31	80.50	60.11

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

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $0.5 million or $0.72 per common share during fiscal 2012, and $0.4 million or $0.72 per common share during fiscal 2011.

The Company has Series A and B Convertible Preferred Stock ("Convertible Preferred Stock") outstanding at September 2012 which are not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on the Series A and Series B Convertible Preferred Stock totaling $0.3 million during both fiscal 2012 and fiscal 2011. See Note 3 to Consolidated Financial Statements included in this Annual Report for further information regarding these securities.

REPURCHASE OF COMPANY SHARES

The Board of Directors of the Company authorized the repurchase of up to 50,000 shares of the Company's common stock in open market or privately negotiated transactions. During fiscal 2012, the Company repurchased 17,000 shares of its common stock in a privately negotiated transaction for $918,000, or $54.00 per share. The share repurchase was funded with cash from operations and through the Company's revolving credit facility. All repurchased shares were recorded in treasury stock at cost. Subsequent to the fiscal 2012 share repurchase, the Company's Board of Directors reauthorized common stock repurchases up to 50,000 shares. During the fourth quarter of fiscal 2012, the Company did not repurchase any shares of its common stock.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ISSUANCE OF COMPANY SHARES

Pursuant to the conversion rights contained in the Series B Convertible Preferred Stock, on September 26 and 27, 2012, a total of 4,000 shares of the Series B Convertible Preferred Stock were converted into 4,056 shares of our Company's common stock.

The shares of common stock described above were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. Our company received no payment in connection with the issuances of such shares. No underwriters were involved with the issuance of the shares of common stock described above and no commissions were paid in connection with such issuances. There was no advertisement or general solicitation made in connection with the issuance of the shares of common stock described above.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2012 and September 2011. For more information regarding our business segments, see Item 1 "Business" of this Annual Report.

Business Update—Wholesale Segment

The demand for convenience shopping in the United States remains strong. The convenience store industry, which represents the largest portion of our customer base, continues to show long term growth and has demonstrated considerable resiliency compared to that of the general economy. According to a January 2012 publication by the National Association of Convenience Stores ("NACS"), the total number of convenience stores in the United States grew 1.2% for the 2011 calendar year to over 148,000 locations, up from 124,500 stores in 2001. The convenience store footprint in the United States is quite substantial. According to NACS, convenience stores outnumber all other competing retail formats such as supermarkets, drug stores, tobacco outlets, and mass merchants combined. The industry continues to be highly fragmented and is largely dominated by single-store independent operators which represent approximately 63% of all stores according to NACS. In recent years, however, the industry has experienced significant consolidation among mid-sized convenience store chains.

The strength of the convenience store market has increasingly attracted the attention of new market entrants such as well capitalized national drug and dollar stores, which are re-imaging their store layouts similar to that of convenience stores. While not direct competitors, these new retail formats collectively impact in-store sales as they each target different product categories currently carried in convenience stores. At the same time, convenience stores themselves are continuing an ongoing, multi-year effort to remake their business.

The sale of cigarette and tobacco products, which once represented the most profitable category for convenience stores, have been in a long term sales decline since the 1980's. In response, convenience stores have undertaken a number of structural changes from updating their physical locations to overhauling the type of products they sell. Similar to popular fast-casual restaurant chains, convenience stores are developing higher quality product offerings. Gourmet sandwiches and wraps, specialty drinks and juices, yogurts, fresh baked goods, and a full range of hot on-the-go meals are now becoming more common place in convenience stores.

While the convenience store channel continues to grow, a number of significant trends and challenges exist for the wholesale distributors that serve them.

Industry consolidation—Both convenience stores and their wholesale distributors will increasingly require larger economies of scale to compete. Accordingly, both convenience stores and wholesale distributors are consolidating. While this creates opportunities for our Company to acquire smaller competitors, we also face a significant risk that our customers may be acquired by convenience store chains not serviced by us.

Demand for cigarettes—The sale of cigarettes still represents approximately 38% of total in-store sales for convenience stores according to NACS. During fiscal 2012, cigarette sales accounted for approximately 73% of our consolidated revenues. The demand for cigarettes has been decreasing since the 1980's due to a general decline in the number of smokers in the United States and the impact of legislative actions such as smoking bans and higher excise and other taxes.

Technology—Convenience stores increasingly are relying on technology to manage their business and effectively compete. The ability of distributors to provide capabilities such as inventory scanning, electronic price books, sku rationalization, category management, and access to robust management reporting to their convenience store customers is rapidly growing in importance.

Both the convenience store industry and the wholesale distributors that serve them are undergoing significant structural changes (i.e. consolidation, product diversification, increasing reliance on technology etc.). We believe the future of wholesale distribution will be less about transporting highly commoditized products and will be more about providing differentiated merchandising and technology solutions to customers. While we expect the operating environment to remain highly competitive, we believe our long legacy of serving independent and fast growing small convenience store operations positions us well to capitalize on these changes.

Business Update—Retail Segment

The retail health food industry continues to prosper with sales totaling over $73 billion during the 2011 calendar year, up 10% from the prior year according to The Natural Foods Merchandiser ("NFM"), which is a leading industry trade publication. NFM estimates that approximately 41% of these sales were made through independent natural food retailers such as our retail stores, 40% through conventional mass market retailers, and 19% through all other retail channels (internet, mail order, multi-level marketing etc.).

Industry-wide, we believe a number of key factors are influencing the demand for natural products. In particular, over the past several years increased media coverage regarding possible linkages between food additives and disease, as well as premature development in children, has created tremendous awareness about the benefits of natural products. Food additives such as sugars, aspartame included in diet sodas, and the use of growth hormones and antibiotics in the production of chicken, beef, and dairy products are coming under increased scrutiny in terms of dietary consumption. Further, we are beginning to see the emergence of a new class of customers which could significantly lift overall demand. Traditionally, baby boomers were one of our stronger customers segments. We are now beginning to see millennials (individuals born between 1980 and 2000) embrace natural products. As a market segment, we believe they are highly educated consumers accustomed to reading product labels and demanding quality ingredients.

Many millennials are now starting families and view natural foods and vitamin supplements as a means to maintain a healthy lifestyle amongst the demands of their fast-paced lives.

Other factors contributing to the strength of the natural health food market include:

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

While industry-wide sales have grown, the expansion of national and regional health food chains combined with higher food commodity prices have pressured sales in several of our markets. Even so, we believe the long-term sales trend remains promising. Natural products continue to gain wider acceptance from main stream consumers and existing consumers who had traded down during the recent recession are now returning to the natural products market. Additionally, we believe natural product customers tend to be better educated and demand a higher level of product and dietary knowledge by in-store customer associates, a level of service difficult to deliver for mass merchandisers.

Forward looking, we will continue to face a highly competitive environment. However, we believe significant opportunities for new store expansion still exist, particularly in many mid-market cities. We believe these markets are currently under-served and are well suited for our business model which differentiates itself by emphasizing unique product lines and highly trained store associates.

For over 75 years, our health food stores have succeeded with a simple value proposition; helping our customers maintain good health. While consumer tastes and product offerings will evolve and change over time, we feel the value offered by our stores will remain in demand.

Results of Operations

The following table sets forth an analysis of various components of the Company's Statement of Operations as a percentage of sales for fiscal years 2012 and 2011:

	Fiscal Years
	2012	2011
Sales	100.0%	100.0%
Cost of sales	93.3	92.9

Gross profit	6.7	7.1
Selling, general and administrative expenses	5.4	5.4
Depreciation and amortization	0.2	0.2

Operating income	1.1	1.5
Interest expense	0.1	0.1

Income before income taxes	1.0	1.4
Income tax expense	0.4	0.6

Net income	0.6	0.8
Preferred stock dividend requirements	—	—

Net income available to common shareholders	0.6%	0.8%

	Fiscal Years
			Incr (Decr)(2)
(In millions)	2012(2)	2011(2)		% Change(2)
CONSOLIDATED:
Sales(1)	$1,174.2	$1,041.6	$132.5	12.7%
Cost of Sales	1,095.1	967.5	127.6	13.2
Gross profit	79.1	74.2	4.9	6.6
Gross profit percentage	6.7%	7.1%
Operating expense	65.6	58.6	7.0	12.0
Operating income	13.4	15.6	(2.1)	(13.7)
Interest expense	1.4	1.4	(0.1)	(5.2)
Income tax expense	5.0	6.3	(1.2)	(19.9)
Net income	7.4	8.1	(0.7)	(8.6)
BUSINESS SEGMENTS:
Wholesale
Sales(1)	$1,136.8	$1,003.8	$133.0	13.3%
Gross profit	63.0	57.9	5.1	8.8
Gross profit percentage	5.5%	5.8%
Retail
Sales	$37.3	$37.8	$(0.5)	(1.3)%
Gross profit	16.0	16.2	(0.2)	(1.1)
Gross profit percentage	43.0%	42.9%

(1)
Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $17.2 million in fiscal 2012 and $15.3 million in fiscal 2011.

(2)
Amounts calculated based on actual changes in the Consolidated Financial Statements.

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

SALES—Fiscal 2012 vs. Fiscal 2011

Sales in our Wholesale Segment increased $133.0 million during fiscal 2012 as compared to fiscal 2011. Significant items impacting sales during fiscal 2012 included a $120.0 million increase in sales related to our acquisition of LP Shanks Company, Inc. ("LPS") in May 2011, a $25.4 million increase in sales related to price increases implemented by cigarette manufacturers, a $4.6 million increase in sales related to increases in state excise taxes, and a $5.1 million increase related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories ("Other Products"). These increases were partially offset by a $22.1 million decrease in sales primarily related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased approximately $0.5 million during fiscal 2012 as compared to fiscal 2011. Significant items impacting sales during the period were a $1.6 million increase in our Chamberlin's retail stores, offset by a $2.1 million decrease in sales in our Akin's retail stores. Sales in our Chamberlin's stores continue to show improved results during fiscal 2012 coming off the depths of the recession in the Florida region, while sales in our Akin's retail stores have been impacted by increased competition from the expansion of national and regional health food chains in our markets.

GROSS PROFIT—Fiscal 2012 vs. Fiscal 2011

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

Gross profit in our Wholesale Segment increased $5.1 million in fiscal 2012 as compared to fiscal 2011. Of this increase, approximately $6.4 million related to our acquisition of LPS and $2.6 million related to increases in manufacturer pricing and state excise taxes. Partially offsetting this was a $3.9 million decrease in gross profit primarily related our cigarette sales volume and mix.

Gross profit for the Retail Segment decreased $0.2 million in fiscal 2012 as compared to fiscal 2011. Significant items impacting gross profit during fiscal 2012 included a $0.9 million decrease in gross margin related to lower sales volumes in our Akin's retail stores and a $0.7 million increase in gross margin related to higher sales in our Chamberlin's retail stores.

OPERATING EXPENSE—Fiscal 2012 vs. Fiscal 2011

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

Operating expenses increased approximately $7.0 million in fiscal 2012 as compared to fiscal 2011. Significant items impacting operating expenses during fiscal 2012 included a $5.9 million increase in operating expenses related to servicing our new business acquired as part of the LPS acquisition, a $0.4 million net increase in bad debt expense, a $0.4 million increase in our Retail Segment operating expenses, and a $0.3 million increase other operating expenses.

INCOME TAX EXPENSE—Fiscal 2012 vs. Fiscal 2011

The effective income tax rate for fiscal 2012 was 40.6% as compared to 43.8% in fiscal 2011. The decrease in effective tax rates from fiscal 2012 to fiscal 2011 was primarily related to changes in the amount of nondectible expenses under the Internal Revenue Service Code.

Liquidity and Capital Resources

OVERVIEW

•
General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•
Operating Activities.  During fiscal 2012, the Company generated cash of $9.9 million from operating activities. The cash generated primarily resulted from current year earnings, partially offset by the impact of higher prepaid assets and decreases in accounts payable and accrued expenses.

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

•
Investing Activities.  The Company used cash of $1.4 million during fiscal 2012 for investing activities, primarily related to capital expenditures for property and equipment.

•
Financing Activities.  The Company used cash of $9.4 million from financing activities during fiscal 2012. Of this amount, approximately $6.4 million related to net payments on the Company's credit facility, $1.3 million related to repayments on long-term debt, $0.9 million related to the repurchase of the Company's common shares, and $0.8 million related to dividends on the Company's common and preferred stock.

•
Cash on Hand/Working Capital.  At September 2012, the Company had cash on hand of $0.5 million and working capital (current assets less current liabilities) of $49.9 million. This compares to cash on hand of $1.4 million and working capital of $49.0 million at September 2011.

The Company primarily finances its operations through a credit agreement (the "Facility") with Bank of America. The Facility included the following significant terms at September 2012:

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

•
The Facility bears interest at either the bank's prime rate, or at LIBOR plus 175 basis points, at the election of the Company.

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2012 was $63.2 million, of which $14.4 million was outstanding, leaving $48.8 million available.

At September 2012, the revolving portion of the Company's Facility balance bore interest based on the bank's prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.37% at September 2012.

During fiscal 2012, our peak borrowings under the Facility were $50.7 million and our average borrowings and average availability was $31.7 million and $32.3 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA ("BMO") which is also a participant lender on the Company's revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2012. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

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

The Company believes its liquidity position going forward will be adequate to sustain operations. However, a precipitous change in operating environment could materially impact the Company's future revenue stream as well as its ability to collect on customer accounts receivable or secure bank credit.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2012.

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

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets consist primarily of property and equipment, intangible assets, and goodwill acquired in business combinations. Property and equipment and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Indefinite-lived intangible assets and goodwill are not amortized. Impairment of the Company's long-lived assets is assessed during the Company's fourth fiscal quarter or whenever events or circumstances change that indicate the carrying value of such long-lived assets may not be recoverable. The Company recorded no impairment charges during either fiscal 2012 or fiscal 2011.

NATURE OF ESTIMATES REQUIRED.    Management has to estimate the useful lives of the Company's long lived assets. In regard to the Company's impairment analysis, the most significant assumptions include management's estimate of the annual growth rate used to project future sales and expenses.

ASSUMPTIONS AND APPROACH USED.    For property and equipment, depreciable lives are based on our accounting policy which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of amortizable intangible assets, such as customer lists, we rely on our historical experience to estimate the useful life of the applicable asset and consider industry norms as a benchmark. If impairment indicators arise, we then evaluate the potential impairment of property and equipment and amortizable identifiable intangible assets using an undiscounted future cash flow approach, in addition to other public and private company information.

When evaluating the potential impairment of non-amortizable indefinite-lived assets and goodwill we first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company's reporting units. If after completing this assessment, it is determined that it is more that than likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

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

•
Lag period for reporting claims—Based on our analysis, our experience is such that we have a minimum of a one month lag period in which claims are reported.

Workers' Compensation Insurance Claims

•
Historical claims experience—We review prior years' loss runs to estimate the average annual expected claims and review monthly loss runs to compare our estimates to actual claims.

•
Lag period for reporting claims—We review claims trends and use standard insurance industry loss models to develop reserves on reported claims in order to estimate the amount of incurred but unreported claims.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

During the fourth quarter of fiscal 2012, the Company adopted Financial Accounting Standards Board Accounting Standards Update ("FASB ASU") 2012-02 ("Testing Indefinite-Lived Intangible Assets for Impairment") which permits an entity to use an optional qualitative assessment when determining if indefinite-lived intangibles assets have been impaired. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCON Distributing Company and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Omaha, Nebraska
November 8, 2012

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
ASSETS
Current assets:
Cash	$491,387	$1,389,665
Accounts receivable, less allowance for doubtful accounts of $1.2 million at both 2012 and 2011	32,681,835	32,963,693
Inventories, net	38,364,621	38,447,982
Deferred income taxes	1,916,619	1,707,889
Prepaid and other current assets	6,476,702	6,073,536

Total current assets	79,931,164	80,582,765
Property and equipment, net	13,083,912	13,713,238
Goodwill	6,349,827	6,349,827
Other intangible assets, net	5,185,978	5,550,978
Other assets	1,258,985	1,238,825

	$105,809,866	$107,435,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,189,208	$18,439,446
Accrued expenses	6,931,859	7,153,672
Accrued wages, salaries and bonuses	2,503,361	2,460,558
Income taxes payable	2,194,966	2,100,180
Current maturities of long-term debt	1,182,829	1,384,625

Total current liabilities	30,002,223	31,538,481
Credit facility	14,353,732	20,771,613
Deferred income taxes	3,633,390	2,743,238
Long-term debt, less current maturities	5,075,680	6,194,195
Other long-term liabilities	336,186	429,513
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both September 2012 and September 2011	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 58,000 shares issued and outstanding at September 30, 2012 and 62,000 shares issued and outstanding at September 30, 2011, and a total liquidation preference of $1.5 million and $1.6 million at September 2012 and September 2011, respectively	1,450,000	1,550,000
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 158,000 and 162,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $0.01 par value, 3,000,000 shares authorized, 612,327 shares issued and outstanding at September 2012 and 609,320 shares issued and outstanding at September 2011	6,293	6,093
Additional paid-in capital	11,021,109	9,981,055
Retained earnings	38,349,253	31,721,445
Treasury stock, 17,000 shares at cost	(918,000)	—

Total shareholders' equity	48,458,655	41,708,593

	$105,809,866	$107,435,633

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2012	2011
Sales (including excise taxes of $371.3 million and $340.6 million, respectively)	$1,174,167,758	$1,041,631,892
Cost of sales	1,095,105,573	967,467,852

Gross profit	79,062,185	74,164,040

Selling, general and administrative expenses	63,250,681	56,374,612
Depreciation and amortization	2,392,414	2,234,814

	65,643,095	58,609,426

Operating income	13,419,090	15,554,614
Other expense (income):
Interest expense	1,359,241	1,433,790
Other (income), net	(340,713)	(225,212)

	1,018,528	1,208,578

Income from operations before income tax expense	12,400,562	14,346,036
Income tax expense	5,033,000	6,282,000

Net income	7,367,562	8,064,036
Preferred stock dividend requirements	(269,095)	(286,397)

Net income available to common shareholders	$7,098,467	$7,777,639

Basic earnings per share available to common shareholders:	$11.56	$13.09
Diluted earnings per share available to common shareholders:	$9.40	$10.44
Basic weighted average shares outstanding	614,046	594,185
Diluted weighted average shares outstanding	784,108	772,589

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock
					Additional Paid in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance, October 1, 2010	577,432	$5,774	—	$—	$8,376,640	$24,392,390	$32,774,804
Dividends on common stock, $0.72 per share	—	—	—	—	—	(448,584)	(448,584)
Dividends on convertible preferred stock	—	—	—	—	—	(286,397)	(286,397)
Compensation expense and issuance of stock in connection with equity-based awards	13,633	136	—	—	1,014,912	—	1,015,048
Conversion of Series B Convertible Preferred Stock to common stock by holders	18,255	183	—	—	449,817	—	450,000
Net excess tax benefit on equity-based awards	—	—	—	—	139,686	—	139,686
Net income	—	—	—	—	—	8,064,036	8,064,036

Balance, September 30, 2011	609,320	6,093	—	—	9,981,055	31,721,445	41,708,593
Dividends on common stock, $0.72 per share	—	—	—	—	—	(470,659)	(470,659)
Dividends on convertible preferred stock	—	—	—	—	—	(269,095)	(269,095)
Compensation expense and issuance of stock in connection with equity-based awards	15,951	159	—	—	940,095	—	940,254
Conversion of Series B Convertible Preferred Stock to common stock by holders	4,056	41	—	—	99,959	—	100,000
Purchase of common stock	—	—	(17,000)	(918,000)	—	—	(918,000)
Net income	—	—	—	—	—	7,367,562	7,367,562

Balance, September 30, 2012	629,327	$6,293	(17,000)	$(918,000)	$11,021,109	$38,349,253	$48,458,655

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,367,562	$8,064,036
Adjustments to reconcile income from operations to net cash flows from operating activities:
Depreciation	2,017,726	1,850,231
Amortization	374,688	384,583
Gain on sale of property and equipment	(36,900)	(45,848)
Equity-based compensation	1,426,848	1,851,457
Net excess tax benefit on equity-based awards	—	(139,686)
Deferred income taxes	681,422	1,865,462
Recoveries of losses on doubtful accounts	(5,243)	(437,757)
(Recoveries) provision for losses on inventory obsolescence	(20,512)	114,000
Other	(8,045)	(8,045)
Changes in assets and liabilities, net of effect of business acquisition:
Accounts receivable	287,101	4,259,181
Inventories	103,873	1,015,604
Prepaid and other current assets	(403,166)	(3,025,051)
Other assets	(20,160)	(169,775)
Accounts payable	(1,250,790)	1,810,710
Accrued expenses and accrued wages, salaries and bonuses	(710,302)	(1,256,553)
Income taxes payable	94,786	(126,801)

Net cash flows from operating activities	9,898,888	16,005,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,480,782)	(1,988,139)
Proceeds from sales of property and equipment	129,834	94,525
Acquisition	—	(13,368,057)

Net cash flows from investing activities	(1,350,948)	(15,261,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on bank credit agreements	(6,417,881)	1,954,904
Principal payments on long-term debt	(1,320,311)	(1,093,147)
Repurchase of common stock	(918,000)	—
Net excess tax benefit on equity-based awards	—	139,686
Dividends paid on convertible preferred stock	(269,095)	(286,397)
Dividends on common stock	(470,659)	(448,584)
Proceeds from exercise of stock options	1,180	22,391
Withholdings on the exercise of equity-based awards	(51,452)	—

Net cash flow from financing activities	(9,446,218)	288,853

Net change in cash	(898,278)	1,032,930
Cash, beginning of year	1,389,665	356,735

Cash, end of year	$491,387	$1,389,665

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,393,470	$1,419,636
Cash paid during the year for income taxes	4,256,794	4,543,338
Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	$11,237	$10,685
Issuance of common stock in connection with the vesting and exercise of equity based awards	950,562	—
Conversion by holders of Series B Convertible Preferred Stock to common stock	100,000	450,000
Business acquisition (see Note 2):
Accounts receivable	$—	$8,881,428
Inventories	—	4,571,629
Property and equipment	—	1,795,859
Prepaid asset	—	35,000
Fair value of non-competition agreement	—	500,000
Customer relationships intangible asset	—	500,000
Goodwill	—	200,659
Accrued expenses	—	(120,000)
Note payable	—	(2,552,090)
Amount due under non-competition agreement	—	(444,428)

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

AMCON's wholesale distribution business includes six distribution centers that sell approximately 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON also operates six retail health food stores in Florida under the name Chamberlin's Market & Café ("Chamberlin's") and eight in the Midwest under the name Akin's Natural Foods Market ("Akin's"). These stores carry natural supplements, groceries, health and beauty care products, and other food items.

The Company's operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company's retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 73% of our consolidated revenue and 29% of our consolidated gross profit during fiscal 2012. In fiscal 2011, sales of cigarettes which accounted for approximately 72% of our consolidated revenue and 27% of our consolidated gross profit.

(b) Accounting Period:

The Company's fiscal year ends on September 30 and the fiscal years ended September 30, 2012 and September 30, 2011 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2012 and fiscal 2011 totaled approximately $2.0 million and $1.3 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company's policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 8). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

(f) Inventories:

At September 2012 and September 2011, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis) or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both September 2012 and September 2011. These reserves include the Company's obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2012	September 2011
Prepaid expenses	$1.1	$1.2
Prepaid inventory	5.4	4.9

	$6.5	$6.1

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

The Company reviews property and equipment for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured at fair value.

(i) Goodwill and Intangible Assets:

Our goodwill consists of the excess purchase price paid in business combinations over the fair value of assets acquired. Our intangible assets consist of trademarks, tradenames, customer relationships, and the value of non-competition agreements acquired as part of acquisitions. Goodwill, trademarks, and tradenames are considered to have indefinite lives.

The Company employs the non-amortization approach to account for purchased intangible assets having indefinite useful lives and goodwill. Under the non-amortization approach, goodwill and intangible assets having indefinite useful lives are not amortized into the results of operations, but instead are reviewed annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. The Company performs its annual goodwill and intangible asset impairment assessment during the fourth fiscal quarter of each year.

When evaluating the potential impairment of non-amortizable indefinite-lived assets and goodwill we first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company's reporting units. The Company's reporting units which are tested for impairment are Akin's, Chamberlin's, and the Springfield, MO, Quincy, IL, and Crossville, TN divisions of our Wholesale Segment. Both Akin's and Chamberlin's are components of our Retail Segment. If after completing this assessment, it is determined that it is more that than likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

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

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are assessed for impairment at least annually or whenever events or circumstances change which may indicate that the carrying amount of the assets may not be recoverable. Identifiable intangible assets that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

subject to amortization are evaluated for impairment using a process similar to that used in evaluating the elements of property and equipment. If impaired, the related asset is written down to its fair value.

No impairments of goodwill, indefinite-lived assets, or identifiable intangible assets with finite lives were recorded during either fiscal 2012 or fiscal 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

(n) Customer Sales Incentives:

The Company provides sales rebates or discounts to our wholesale customers. These incentives are recorded as a reduction of sales revenue as earned by the customer.

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

(q) Adoption of New Accounting Standards:

During the fourth quarter of fiscal 2012, the Company adopted FASB ASU 2012-02 ("Testing Indefinite-Lived Intangible Assets for Impairment") which permits an entity to use an optional qualitative assessment when determining if indefinite-lived intangibles assets have been impaired. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

2. ACQUISITIONS

During fiscal 2011, the Company, through its wholly-owned subsidiary, acquired the convenience store distribution assets of L.P. Shanks Company Inc. ("LPS"). LPS was a wholesale distributor to convenience stores in Tennessee, Kentucky, Georgia, Virginia, West Virginia, and North Carolina with annual sales of approximately $200 million. In exchange for certain accounts receivable, inventories, fixed assets, and customer lists of LPS, the Company paid $13.4 million in cash, issued a $2.6 million note payable due to the seller due in quarterly installments over three years and bearing interest at 4% annually, and will also pay $0.5 million in quarterly installments over five years related to a non-competition agreement with the seller. The Company also entered into warehouse leases with the seller and assumed certain operating leases in conjunction with the transaction. No significant liabilities were assumed in connection with the transaction and the costs incurred to effectuate the acquisition were expensed as incurred. The transaction was funded through the Company's existing credit facility and the issuance of a note payable to the seller. The acquisition expands the Company's strategic footprint in the Southeastern portion of the United States and enhances our ability to service customers in that region.

The following table summarizes the consideration paid for the acquired assets and their related acquisition date fair values. The fair value of the assets acquired have been measured in accordance with Accounting Standards Codification ("ASC") 805 "Business Combinations." In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology in addition to a range of qualitative considerations such as macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

developments, entity specific factors such as strategy and changes in key personnel, and historical financial performance. The acquired assets are reported as a component of our Wholesale Segment.

Total Consideration	Amount (in millions)
Cash	$13.4
Note payable	2.6
Non-competition agreement	0.4

Total fair value of consideration transferred	$16.4

Recognized amounts of identifiable net assets acquired

	Amount (in millions)	Weighted Average Amortization Period
Accounts Receivable	$8.9	—
Inventories	4.6	—
Property and equipment	1.8	5 years
Identifiable intangible assets:
Non-competition agreement	0.5	5 years
Customer relationships	0.5	8 years
Liabilities	(0.1)

Total identifiable net assets	16.2
Goodwill	0.2

Total identifiable net assets and goodwill	$16.4

Goodwill totaling approximately $0.2 million arose from the acquisition and primarily represents synergies and economies of scale expected to be generated through reductions in selling, general, and administrative expenses. This goodwill was assigned to the Company's Wholesale Segment and is deductible for tax purposes. No significant measurement adjustments related to this transaction were recorded during either fiscal 2012 or fiscal 2011.

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

	Twelve Months Ended September
(In millions)	2012	2011
Revenue—Actual Results	$1,174.2	$1,041.6
Revenue—Supplemental pro forma results	$1,174.2	$1,175.4
Net Income—Actual Results	$7.4	$8.1
Net Income—Supplemental pro forma results	$7.4	$7.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. CONVERTIBLE PREFERRED STOCK:

The Company had two series of convertible preferred stock outstanding at September 2012 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$1,450,000
Number of shares:	100,000	58,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	58,824
Dividend rate:	6.785%	6.37%

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

In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value and at the option of the holder. The Series A Preferred Stock is owned by Mr. Christopher Atayan, AMCON's Chief Executive Officer and Chairman of the Board. The Series B Preferred Stock is owned by an institutional investor which has the right to elect one member of our Board of Directors, pursuant to the voting rights in the Certificate of Designation creating the Series B. Christopher H. Atayan was first nominated and elected to this seat in 2004. During fiscal 2012, the holders of the Series B Preferred Stock converted 4,000 Series B shares into 4,056 common shares of the Company.

4. EARNINGS PER SHARE:

Basic earnings per share available to common shareholders is calculated by dividing net income less preferred stock dividend requirements by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing income from operations less preferred stock dividend requirements (when anti-dilutive) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method. Shares of common stock underlying outstanding stock options and restricted stock unit awards at September 2012 that were anti-dilutive were not included in the computations of diluted earnings per share. Such anti-dilutive awards relating to a total of 5,950 shares of common stock having an average exercise price of $54.53 per share were excluded from the computation of diluted earnings per share at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. EARNINGS PER SHARE: (Continued)

September 2012. There were no anti-dilutive stock options or potential common stock options at September 2011.

	For Fiscal Years
	2012 Basic	2011 Basic
Weighted average number of shares outstanding	614,046	594,185

Income from operations	$7,367,562	$8,064,036
Deduct: convertible preferred stock dividends	(269,095)	(286,397)

Net income available to common shareholders	$7,098,467	$7,777,639

Net earnings per share available to common shareholders	$11.56	$13.09

	2012 Diluted	2011 Diluted
Weighted average common shares outstanding	614,046	594,185
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock(1)	170,062	178,404

Weighted average number of shares outstanding	784,108	772,589

Income from operations	$7,367,562	$8,064,036
Deduct: convertible preferred stock dividends(2)	—	—

Net income available to common shareholders	$7,367,562	$8,064,036

Net earnings per share available to common shareholders	$9.40	$10.44

(1)
Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)
Diluted earnings per share calculation excludes dividend payments for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2012 and 2011 consisted of the following:

	2012	2011
Land	$648,818	$648,818
Buildings and improvements	9,154,544	9,148,547
Warehouse equipment	10,839,751	10,351,120
Furniture, fixtures and leasehold improvements	9,545,001	9,500,450
Vehicles	2,512,347	1,878,158
Construction in progress	132,253	96,941

	32,832,714	31,624,034
Less accumulated depreciation and amortization:
Owned buildings and equipment	(19,748,802)	(17,910,796)

	$13,083,912	$13,713,238

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at September 2012 and September 2011 was as follows:

	2012	2011
Wholesale	$4,436,950	$4,436,950
Retail	1,912,877	1,912,877

	$6,349,827	$6,349,827

Other intangible assets at fiscal year ends 2012 and 2011 consisted of the following:

	2012	2011
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.1 million at both September 2012 and 2011, respectively)	366,667	466,667
Customer relationships (less accumulated amortization of $0.7 million and $0.4 million at September 2012 and 2011, respectively)	1,446,042	1,711,042

	$5,185,978	$5,550,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At September 2012, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets totaled was $0.4 million in fiscal 2012 and $0.3 million in fiscal 2011. In connection with our acquisition of LPS during fiscal 2011, the Company allocated approximately $0.2 million of the purchase price to deductible goodwill and approximately $1.0 million to finite lived intangible assets (all of which is presented in our Wholesale Segment).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS: (Continued)

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at September 2012:

Fiscal 2013	$365,000
Fiscal 2014	365,000
Fiscal 2015	365,000
Fiscal 2016	331,667
Fiscal 2017	265,000
Thereafter	121,042

$1,812,709

7. OTHER ASSETS:

Other assets at September 2012 and September 2011 consisted of the following:

	2012	2011
Cash surrender value of life insurance policies	$836,224	$824,751
Other	422,761	414,074

	$1,258,985	$1,238,825

8. DEBT:

The Company primarily finances its operations through a credit facility agreement with Bank of America (the "Facility") and long-term debt agreements with banks.

CREDIT FACILITY

	2012	2011
Revolving portion of the Facility, interest payable at 2.37% at September 2012	$14,353,732	$20,771,613

The Facility included the following significant terms at September 2012:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT: (Continued)

•
The Facility bears interest at either the bank's prime rate, or at LIBOR plus 175 basis points, at the election of the Company.

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

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long-term obligations at fiscal 2012 and fiscal 2011 as follows:

	2012	2011
Note payable to a bank ("Real Estate Loan"), interest payable at a fixed rate of 2.99% with monthly installments of principal and interest of $38,344 through June 2017 with remaining principal due July 2017, collateralized by three distribution facilities	$4,729,031	$—
Note payable to a bank ("Real Estate Loan"), interest payable at a fixed rate of 6.75% with monthly installments of principal and interest of $58,303 through May 2013 with remaining principal due June 2013, collateralized by two owned distribution facilities(1)	—	4,448,486
Note payable to a bank, interest payable monthly at a fixed rate of 5.21% plus monthly principal payments of $4,237 through December 2012 at which time the remaining principal is due, collateralized by the Rapid City building and equipment(1)	—	673,630
Note payable, interest payable at a fixed rate of 4.00%, with quarterly installments of principal and interest of $226,874 through June 2014	1,526,821	2,352,234
Note payable, interest payable at a fixed rate of 5.00%, with quarterly installments of principal and interest of $66,067 through October 2011	—	63,092
Obligation payable, interest payable at a fixed rate of 4.96% with monthly installments of principal and interest of $448, through April 2013	2,657	10,764
Note payable, interest payable discounted at a rate of 8.25% with quarterly installments of principal and interest of $31,250 - $46,875 through October 2011	—	30,614

	6,258,509	7,578,820
Less current maturities	1,182,829	1,384,625

	$5,075,680	$6,194,195

(1)
Note payable was refinanced during fiscal 2012 into the Real Estate Note due in July 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT: (Continued)

The aggregate minimum principal maturities of the long-term debt for each of the five fiscal years following September 2012 are as follows:

Fiscal Year Ending
2013	$1,182,829
2014	998,787
2015	341,191
2016	351,383
2017	3,384,319

$6,258,509

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's long-term debt approximated its carrying value at September 2012.

Cross Default and Co-Terminus Provisions

The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA ("BMO") which is also a participant lender on the Company's revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2012. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

9. OTHER INCOME, NET:

Other income, net consisted of the following for fiscal 2012 and 2011:

	2012	2011
Interest income	$32,686	$45,144
Other	308,027	180,068

	$340,713	$225,212

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES:

The components of income tax expense from operations for fiscal 2012 and fiscal 2011 consisted of the following:

	2012	2011
Current: Federal	$3,731,414	$3,754,455
Current: State	620,164	662,083

	4,351,578	4,416,538

Deferred: Federal	625,137	1,711,375
Deferred: State	56,285	154,087

	681,422	1,865,462

Income tax expense	$5,033,000	$6,282,000

The difference between the Company's income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 35% for both fiscal 2012 and fiscal 2011 on income before income taxes is as follows:

	2012	2011
Tax at statutory rate	$4,340,196	$5,021,112
Amortization of goodwill and other intangibles	(5,207)	(5,207)
Nondeductible business expenses	339,872	1,071,984
State income taxes, net of federal tax benefit	418,316	479,883
Valuation allowance, net operating losses	(4,389)	(165,460)
Other	(55,788)	(120,312)

	$5,033,000	$6,282,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES: (Continued)

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to the net deferred tax asset (liabilities) at fiscal year ends 2012 and 2011 relate to the following:

	2012	2011
Deferred tax assets:
Current:
Allowance for doubtful accounts	$427,450	$425,373
Accrued expenses	1,208,999	1,095,108
Inventory	457,844	460,684
Other	92,384	8,392

	2,186,677	1,989,557
Noncurrent:
Property and equipment	$93,428	$198,907
Net operating loss carry forwards—federal	425,884	471,926
Net operating loss carry forwards—state	623,434	627,823

	1,142,746	1,298,656

Total deferred tax assets	3,329,423	3,288,213
Valuation allowance	(613,188)	(617,577)

Net deferred tax assets	$2,716,235	$2,670,636

Deferred tax liabilities:
Current:
Trade discounts	$270,058	$281,668

	270,058	281,668
Noncurrent:
Property and equipment	2,165,674	1,729,853
Goodwill	968,024	886,943
Intangible assets	1,029,250	807,521

	4,162,948	3,424,317

Total deferred tax liabilities	$4,433,006	$3,705,985

Net deferred tax assets (liabilities):
Current	$1,916,619	$1,707,889
Noncurrent	(3,633,390)	(2,743,238)

	$(1,716,771)	$(1,035,349)

At September 2012, the Company had a $0.4 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $1.3 million and were primarily attributable to the Company's fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. ("HNWC"), a wholly owned subsidiary of the Company. The utilization of HNWC's net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

At September 2012, the Company had a valuation allowance of approximately $0.6 million against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during either fiscal 2012 or fiscal 2011, and the Company does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2009 and forward remain open under U.S. and state statutes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.6 million (net of employee forfeitures) in both fiscal 2012 and fiscal 2011.

12. RELATED PARTY TRANSACTIONS:

The Company's Series A Preferred Stock is owned by Mr. Christopher Atayan, AMCON's Chief Executive Officer and Chairman of the Board. During both fiscal 2012 and fiscal 2011, the Company paid Mr. Atayan cash dividends of approximately $0.2 million related to his ownership of the Series A Preferred Stock.

Our Retail Segment leases warehouse space from TIP Properties, LLC, which is owned by Eric Hinkefent, President of Chamberlin's Natural Foods, Inc. and Health Food Associates, and another Company employee. Annual rental payments related to this lease were approximately $0.1 million in both fiscal 2012 and fiscal 2011.

13. COMMITMENTS AND CONTINGENCIES:

Lease Obligations

The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases totaled approximately $5.2 million in fiscal 2012 and $4.3 million in fiscal 2011.

At September 2012 the minimum future lease commitments were as follows:

Fiscal Year Ending	Operating Leases
2013	$4,481,290
2014	3,373,977
2015	2,983,243
2016	2,453,104
2017	1,437,699
Thereafter	3,419,206

Total minimum lease payments	$18,148,519

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES: (Continued)

The Company's liabilities for unpaid and incurred, but not reported claims, for workers' compensation, general liability, and health insurance at September 2012 and 2011 was $1.4 million and $1.6 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company's opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company's self-insured liabilities reserve is set forth below (in millions):

	2012	2011
Beginning balance	$1.6	$1.7
Charged to expense	5.1	4.4
Payments	5.3	4.5

Ending balance	$1.4	$1.6

14. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plan

The Company has an Omnibus Incentive Plan ("the Omnibus Plan") which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company's common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company's common stock. At September 2012, awards with respect to a total of 108,925 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 41,075 shares may be awarded under the plan.

Stock Options

During fiscal 2012, the Company issued 6,500 incentive stock options to various employees pursuant to the provisions of the Company's Omnibus Plan. These awards vest in equal installments over a five year service period and had an estimated fair value of approximately $0.1 million using the Black-Scholes option

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY-BASED INCENTIVE AWARDS: (Continued)

pricing model. The following assumptions were used in connection with the Black-Scholes option pricing calculation:

Stock Option Pricing Assumptions
Risk-free interest rate	2.39%
Dividend yield	1.10%
Expected volatility	27.90%
Expected life in years	6

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules up to five years in length. Stock options issued and outstanding at September 2012 are summarized as follows:

					Exercisable
	Exercise Price	Number Outstanding	Remaining Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2003	$28.80	42	0.07 years	$28.80	42	$28.80
Fiscal 2007	$18.00	25,000	4.20 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	5,500	7.58 years	$51.50	2,200	$51.50
Fiscal 2012	$53.80 - $65.97	6,500	9.09 years	$54.74	—	$—

		37,042		$29.43	27,242	$20.72

The following is a summary of stock option activity during fiscal 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2011	30,583	$24.05
Granted	6,500	54.74
Exercised	(41)	28.80
Forfeited/Expired	—	—

Outstanding at September 2012	37,042	$29.43

At September 2012, total unamortized compensation expense related to stock options was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next 40 months.

The aggregate intrinsic value of stock options outstanding was approximately $1.3 million and $1.0 million at September 2012 and September 2011, respectively. The aggregate intrinsic value of stock options exercisable was approximately $1.2 million and $1.0 million at September 2012 and September 2011, respectively.

The total intrinsic value of stock options exercised during fiscal 2012 was less than $0.1 million and was $0.1 million during fiscal 2011. The total fair value of stock options vested was approximately $0.1 million in both fiscal 2012 and fiscal 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY-BASED INCENTIVE AWARDS: (Continued)

Restricted Stock Units

At September 2012, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company's management team pursuant to the provisions of the Company's Omnibus Plan:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	November 22, 2010	November 22, 2010	October 26, 2011
Original number of awards issued:	38,400	12,000	15,900
Service period:	24 months	36 months	36 months
Estimated fair value of award at grant date:	$2,765,000	$864,000	$855,000
Awards outstanding at September 2012	12,800	8,000	15,900
Fair value of non-vested awards at September 2012:	$832,000	$520,000	$1,034,000

(1)
25,600 of the restricted stock unit awards were vested as of September 2012. The remaining 12,800 restricted stock units will vest on October 26, 2012.

(2)
4,000 of the restricted stock units were vested as of September 2012. The remaining 8,000 restricted stock units will vest in equal amounts on November 22, 2012 and November 22, 2013.

(3)
The 15,900 restricted stock units will vest in equal amounts on October 25, 2012, October 25, 2013 and October 25, 2014.

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

Net income before income taxes included compensation expense related to the amortization of the Company's restricted stock unit awards of approximately $1.4 million and $1.8 million during fiscal 2012 and fiscal 2011, respectively. The tax benefit related to this compensation expense was approximately $0.5 million and $0.7 million during fiscal 2012 and 2011, respectively. The total intrinsic value of restricted stock units vested during fiscal 2012 and fiscal 2011 was approximately $1.0 million and $0.9 million, respectively.

Total unamortized compensation expense for these awards based on the September 2012 closing price was approximately $1.1 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY-BASED INCENTIVE AWARDS: (Continued)

20 months (the weighted-average period). The following summarizes restricted stock unit activity under the Omnibus Plan during fiscal 2012:

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2011	37,600	$57.00
Granted	15,900	$53.80
Vested	(16,800)	$56.58
Expired	—	$—

Nonvested restricted stock units at September 2012	36,700	$65.00

15. BUSINESS SEGMENTS:

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores' operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the "Other" column are intercompany eliminations, and assets held and charges incurred by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

	Wholesale Distribution	Retail	Other	Consolidated
FISCAL YEAR ENDED 2012:
External revenues:
Cigarettes	$853,534,304	$—	$—	$853,534,304
Confectionery	75,282,741	—	—	75,282,741
Health food	—	37,323,138	—	37,323,138
Tobacco, foodservice & other	208,027,575	—	—	208,027,575

Total external revenues	1,136,844,620	37,323,138	—	1,174,167,758
Depreciation	1,620,389	393,588	3,749	2,017,726
Amortization	374,688	—	—	374,688
Operating income (loss)	15,382,674	2,900,145	(4,863,729)	13,419,090
Interest expense	490,045	291,401	577,795	1,359,241
Income (loss) from operations before taxes	15,010,846	2,629,452	(5,239,736)	12,400,562
Total assets	92,109,694	12,724,908	975,264	105,809,866
Capital expenditures	1,288,504	192,278	—	1,480,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. BUSINESS SEGMENTS: (Continued)

	Wholesale Distribution	Retail	Other	Consolidated
FISCAL YEAR ENDED 2011:
External revenues:
Cigarettes	$751,189,309	$—	$—	$751,189,309
Confectionery	68,748,154	—	—	68,748,154
Health food	—	37,800,391	—	37,800,391
Tobacco, foodservice & other	183,894,038	—	—	183,894,038

Total external revenues	1,003,831,501	37,800,391	—	1,041,631,892
Depreciation	1,423,683	422,799	3,749	1,850,231
Amortization	384,583	—	—	384,583
Operating income (loss)	17,695,115	3,402,124	(5,542,625)	15,554,614
Interest expense	479,523	382,334	571,933	1,433,790
Income (loss) from operations before taxes	17,284,552	3,042,442	(5,980,958)	14,346,036
Total assets	93,593,738	12,860,354	981,541	107,435,633
Capital expenditures	1,761,781	226,358	—	1,988,139

16. REPURCHASE OF COMPANY SHARES:

The Board of Directors of the Company authorized the repurchase of up to 50,000 shares of the Company's common stock in open market or privately negotiated transactions. During fiscal 2012, the Company repurchased 17,000 shares of its common stock in a privately negotiated transaction for $918,000, or $54.00 per share. The share repurchase was funded with cash from operations and through the Company's revolving credit facility. All repurchased shares were recorded in treasury stock at cost. Subsequent to the fiscal 2012 share repurchase, the Company's Board of Directors reauthorized common stock repurchases up to and totaling 50,000 shares.

17. SUBSEQUENT EVENT:

On October 23, 2012, the Compensation Committee of the Company's Board of Directors awarded 16,500 restricted stock units to members of the Company's Executive Management Team. The restricted stock units provide that the award recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement, at the time of vesting. The awards vest in equal amounts on October 23, 2013, October 23, 2014, and October 23 2015.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant's Proxy Statement to be used in connection with the December 2012 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the captions "Item 1: Election of Directors—What is the structure of our board and how often are directors elected?", "Item 1: Election of Directors—Who are this year's nominees?", "Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance and Board Matters—Code of Ethics", and "Corporate Governance and Board Matters—Committees of the Board—Audit Committee", certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

The information appearing under the caption "Executive Officers of the Registrant" in Part I of this report also is incorporated herein by reference. Our Board of Directors has adopted a code of ethical conduct that applies to our executive officers, including our principal executive officer and our principal financial officer. This code of ethical conduct is available without charge to any person who requests it by writing to our corporate secretary. It also is available on our internet website (www.amcon.com) by clicking on the "Corporate Governance" tab under "Investor Relations". Any substantive amendment to, or waiver from, a provision of this code that applies to our principal executive officer or principal financial officer will be disclosed on our internet website and, if required by rules of the SEC or NYSE MKT, on the reports we file with the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

The Registrant's Proxy Statement will contain under the captions "Executive Compensation and Related Matters" and "Corporate Governance and Board Matters—Director Compensation" the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference. Rules of the Securities and Exchange Commission permit the Company to omit the disclosure contemplated by Item 407(e)(4) and (e)(5) relating to "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report", respectively, and this annual report does not include such disclosure.

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
4.4
Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON's Annual Report on Form 10-K filed on January 7, 2005)
10.1
Second Amended and Restated Loan and Security Agreement, date April 18, 2011, between AMCON Distributing Company and Bank of America, as agent (incorporated by reference to Exhibit 10.1 of AMCON's Quarterly Report on Form 10-Q filed on April 19, 2011)
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
10.11
Change of Control Agreement between the Company and Kathleen M. Evans, dated December 29, 2006 (incorporated by reference to Exhibit 10.41 of AMCON's Annual Report on Form 10-K filed on December 29, 2006)*
10.12	Executive Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to AMCON's Annual Report on Form 10-K filed on November 7, 2008)*
10.13	Director Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 of AMCON's Annual Report on Form 10-K filed on November 7, 2008)
10.14
Form of Stock Option Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.2 of AMCON's Quarterly Report on Form 10-Q filed on April 19, 2011)
10.15
Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.3 of AMCON's Quarterly Report on Form 10-Q filed on April 19, 2011)
10.16	L.P. Shanks Company Inc. Asset Purchase Agreement dated March 26, 2011 (incorporated by reference to Exhibit 10.1 of AMCON's Form 8-K filed on May 31, 2011)
10.17
Term Real Estate Promissory Note, dated July 17, 2012, issued by AMCON Distributing Company to BMO Harris, NA; (incorporated by reference to Exhibit 10.1 of AMCON's Quarterly Report on Form 10-Q filed on July 19, 2012)

11.1	Statement re: computation of per share earnings (incorporated by reference to Note 4 to the Consolidated Financial Statements included as a part of this report on Form 10-K under Item 8)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm (McGladrey LLP)
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act.
101	Interactive Data File (filed herewithin electronically).

*
Represents management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2012	AMCON DISTRIBUTING COMPANY (registrant)
	By:	/s/ CHRISTOPHER H. ATAYAN Christopher H. Atayan, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2012	/s/ CHRISTOPHER H. ATAYAN Christopher H. Atayan, Chief Executive Officer Chairman of the Board and Director (Principal Executive Officer)
November 8, 2012	/s/ KATHLEEN M. EVANS Kathleen M. Evans President and Director
November 8, 2012	/s/ ANDREW C. PLUMMER Andrew C. Plummer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
November 8, 2012	/s/ JEREMY W. HOBBS Jeremy W. Hobbs Director
November 8, 2012	/s/ JOHN R. LOYACK John R. Loyack Director
November 8, 2012	/s/ RAYMOND F. BENTELE Raymond F. Bentele Director

November 8, 2012	/s/ STANLEY MAYER Stanley Mayer Director
November 8, 2012	/s/ TIMOTHY R. PESTOTNIK Timothy R. Pestotnik Director