Form 10-Q
period 2012-12-31
AMCON DISTRIBUTING CO
filed 2013-01-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The Registrant had 623,115 shares of its $.01 par value common stock outstanding as of January 14, 2013.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2012 and September 30, 2012

	December 2012	September 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$34,802	$491,387
Accounts receivable, less allowance for doubtful accounts of $1.3 million and $1.2 million at December 2012 and September 2012, respectively	32,335,062	32,681,835
Inventories, net	49,705,411	38,364,621
Deferred income taxes	1,618,414	1,916,619
Prepaid and other current assets	7,355,045	6,476,702
Total current assets	91,048,734	79,931,164

Property and equipment, net	12,895,924	13,083,912
Goodwill	6,349,827	6,349,827
Other intangible assets, net	5,094,728	5,185,978
Other assets	441,409	1,258,985
	$115,830,622	$105,809,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,220,297	$17,189,208
Accrued expenses	5,709,984	6,931,859
Accrued wages, salaries and bonuses	2,146,303	2,503,361
Income taxes payable	625,784	2,194,966
Current maturities of long-term debt	1,192,560	1,182,829
Total current liabilities	24,894,928	30,002,223

Credit facility	30,379,181	14,353,732
Deferred income taxes	3,754,812	3,633,390
Long-term debt, less current maturities	4,773,604	5,075,680
Other long-term liabilities	334,175	336,186

Series A cumulative, Convertible Preferred Stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both December 2012 and September 2012.	2,500,000	2,500,000
Series B cumulative, Convertible Preferred Stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at December 31, 2012 and 58,000 shares issued and outstanding at September 30, 2012, and a total liquidation preference of $0.4 million and $1.5 million at December 2012 and September 2012, respectively.	400,000	1,450,000

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 116,000 and 158,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 623,115 shares outstanding at December 2012 and 612,327 shares outstanding at September 2012	6,543	6,293
Additional paid-in capital	12,453,049	11,021,109
Retained earnings	39,635,286	38,349,253
Treasury stock at cost	(3,300,956)	(918,000)
Total shareholders’ equity	48,793,922	48,458,655
	$115,830,622	$105,809,866

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2012 and 2011

	2012	2011
Sales (including excise taxes of $98.0 million and $90.5 million, respectively)	$302,218,321	$283,563,050
Cost of sales	282,988,532	264,925,373
Gross profit	19,229,789	18,637,677

Selling, general and administrative expenses	15,848,472	15,350,002
Depreciation and amortization	593,862	613,494
	16,442,334	15,963,496
Operating income	2,787,455	2,674,181
Other expense (income):
Interest expense	316,052	424,110
Other (income), net	(61,349)	(151,264)
	254,703	272,846
Income from operations before income tax expense	2,532,752	2,401,335
Income tax expense	1,070,000	963,000
Net income	1,462,752	1,438,335
Preferred stock dividend requirements	(59,291)	(67,641)
Net income available to common shareholders	$1,403,461	$1,370,694

Basic earnings per share available to common shareholders	$2.26	$2.21
Diluted earnings per share available to common shareholders	$1.90	$1.83

Basic weighted average shares outstanding	622,277	619,910
Diluted weighted average shares outstanding	767,957	783,994

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,462,752	$1,438,335
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	502,612	512,555
Amortization	91,250	100,939
Gain on sale of property and equipment	(70,631)	(3,600)
Equity-based compensation	327,476	318,894
Deferred income taxes	419,627	449,159
Provision for losses on doubtful accounts	105,000	87,735
Provision for losses on inventory obsolescence	71,603	46,563
Other	(2,011)	(2,012)

Changes in assets and liabilities:
Accounts receivable	241,773	3,652,086
Inventories	(11,412,393)	(9,538,609)
Prepaid and other current assets	(878,343)	1,122,163
Other assets	56,705	(4,175)
Accounts payable	(2,021,716)	(2,586,190)
Accrued expenses and accrued wages, salaries and bonuses	(500,789)	(1,731,517)
Income tax payable	(1,569,182)	(1,367,567)
Net cash flows from operating activities	(13,176,267)	(7,505,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(330,228)	(261,717)
Proceeds from sales of property and equipment	139,040	3,600
Net cash flows from investing activities	(191,188)	(258,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	16,025,449	7,996,506
Principal payments on long-term debt	(292,345)	(410,772)
Repurchase of Series B Convertible Preferred Stock and common stock	(2,572,085)	—
Dividends paid on convertible preferred stock	(59,291)	(67,641)
Dividends on common stock	(117,428)	(119,313)
Proceeds from exercise of stock options	1,180	1,180
Withholdings on the exercise of equity-based awards	(74,610)	(51,452)
Net cash flows from financing activities	12,910,870	7,348,508
Net change in cash	(456,585)	(414,850)

Cash, beginning of period	491,387	1,389,665
Cash, end of period	$34,802	$974,815

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$279,667	$401,312
Cash paid during the period for income taxes	2,219,555	1,881,407

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	$64,042	$3,254
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,389,258	950,562
Conversion by holder of Series B Convertible Preferred Stock to common stock	100,000	—
Common stock acquired with other consideration	760,871	—

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale convenience store distributors in the United States serving approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. We also provide a full range of consultative services to our customers in the areas of marketing, merchandising, inventory optimization, and information systems that allow our customers to better compete and maximize their profitability. Convenience stores represent our largest customer category. In October 2012, Convenience Store News ranked us as the ninth (9th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 601,000 square feet of permanent floor space. Our principal suppliers include Philip Morris USA, RJ Reynolds, Commonwealth Brands, Lorillard, Proctor & Gamble, Hershey, Mars, Quaker, and Nabisco. We also market private label lines of water, candy products, batteries, film, and other products. We do not maintain any long-term purchase contracts with our suppliers.

RETAIL SEGMENT

Our Retail Segment is a specialty retailer of natural and organic groceries and dietary supplements, which is a subset of the larger U.S. grocery industry.  We operate fourteen retail health food stores doing business as Chamberlin’s Market & Café (“Chamberlin’s”) and Akin’s Natural Foods Market (“Akin’s”).  Chamberlin’s, which was established in 1935, operates six stores in and around Orlando, Florida.  Akin’s, which was also established in 1935, has a total of eight locations in Oklahoma, Nebraska, Missouri, and Kansas.  We are also scheduled to open two new Akin’s retail stores during fiscal 2013.  These stores will be located in Arkansas and Nebraska.

Our stores carry over 30,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.  We compete against a wide range retailers including, conventional, natural, gourmet, and discount retailers, as well as warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order, online retailers, and multi-level marketers.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON”

shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2012 and December 31, 2011 have been referred to throughout this quarterly report as Q1 2013 and Q1 2012, respectively. The fiscal balance sheet dates as of December 31, 2012, December 31, 2011, and September 30, 2012 have been referred to as December 2012, December 2011, and September 2012, respectively.

2. CONVERTIBLE PREFERRED STOCK:

The Company has two series of convertible preferred stock outstanding at December 2012 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	16,227
Dividend rate:	6.785%	6.37%

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

In the event of a liquidation of the Company, the holders of the Preferred Stock would be entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value and at the option of the holder.  The Series A Preferred Stock and 8,000 shares of the Series B Preferred Stock are owned by Mr. Christopher Atayan, AMCON’s Chief Executive Officer and Chairman of the Board.  The Series B Preferred Stock holders have the right to elect one member of our Board of Directors, pursuant to the voting rights in the Certificate of Designation creating the Series B.  Mr. Atayan was first nominated and elected to this seat in 2004.

On November 30, 2012, AMCON Distributing Company repurchased 38,000 shares of its Series B Convertible Preferred Stock, $0.01 par value and 1,255 shares of its common stock, $0.01 par value for $2.5 million. The shares acquired by AMCON were purchased from an institutional investor in a privately negotiated transaction that was not effected on any trading market.  Prior to the Company’s repurchase of the preferred and common shares, the institutional holder of the Series B Preferred Stock converted 4,000 of its Series B share holdings into 4,056 common shares of the Company.

3. INVENTORIES

Inventories consists of finished goods at December 2012 and September 2012 and are stated at the lower of cost, determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.0 million and $0.9 million at December 2012 and September 2012, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	December 2012	September 2012
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	December 2012	September 2012
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.2 million at December 2012 and $0.1 million at September 2012)	341,667	366,667
Customer relationships (less accumulated amortization of $0.8 million and $0.7 million at December 2012 and September 2012, respectively)	1,379,792	1,446,042
	$5,094,728	$5,185,978

Goodwill, trademarks, and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At December 2012, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to identifiable intangible assets was $0.1 million during both Q1 2013 and Q1 2012.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at December 2012:

December 2012
Fiscal 2013 (1)	$273,750
Fiscal 2014	365,000
Fiscal 2015	365,000
Fiscal 2016	331,667
Fiscal 2017	265,000
Thereafter	121,041
$1,721,458

(1)  Represents amortization for the remaining nine months of Fiscal 2013.

5. DIVIDENDS:

The Company paid cash dividends on its common stock and convertible preferred stock totaling approximately $0.2 million during both Q1 2013 and Q1 2012.

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

	For the three months ended December
	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	622,277	622,277	619,910	619,910
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	145,680	—	164,084
Weighted average number of shares outstanding	622,277	767,957	619,910	783,994
Income from continuing operations	$1,462,752	$1,462,752	$1,438,335	$1,438,335
Deduct: convertible preferred stock dividends (2)	(59,291)	—	(67,641)	—
Net income available to common shareholders	$1,403,461	$1,462,752	$1,370,694	$1,438,335

Net earnings per share available to common shareholders	$2.26	$1.90	$2.21	$1.83

(1)         Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)         Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations through a credit facility provided under an agreement with Bank of America (the “Facility”).  The Facility included the following significant terms at December 2012:

•                  April 2011 origination date and an April 2014 maturity date.

•                  $70.0 million revolving credit limit.

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

•                 Prepayment penalty equal to one-fourth of one percent (1/4%) if the Company prepays the entire Facility or terminates it in year two of the agreement. The prepayment penalty is calculated based on the maximum loan limit.

•                  The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 175 basis points, at the election of the Company.

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2012. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2012, awards with respect to a total of 131,195 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 18,805 shares may be awarded under the plan.

Stock Options

During Q1 2013, the Company issued 8,000 incentive stock options to various employees, pursuant to the provisions of the Company’s Omnibus Plan.  These awards vest in equal installments over three and five year service periods.  The awards had an estimated fair value at the grant date of approximately $0.1 million using the Black-Scholes option pricing model. The following assumptions were used in connection with the Black- Scholes option pricing calculation:

Stock Option Pricing Assumptions
Q1 2013
Risk-free interest rate	1.46%
Dividend yield	1.10%
Expected volatility	25.00%
Expected life in years	6

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at December 2012 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	3.95 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	5,500	7.33 years	$51.50	2,200	$51.50
Fiscal 2012	$53.80 - $65.97	6,500	8.84 years	$54.74	1,200	$53.80
Fiscal 2013	$62.33	8,000	4.38 years	$62.33	—	$—
		45,000		$35.28	28,400	$22.11

The following is a summary of stock option activity for the three months ended December 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2012	37,042	$29.43
Granted	8,000	62.33
Exercised	(42)	28.80
Forfeited/Expired	—	—
Outstanding at December 2012	45,000	$35.28

Restricted Stock Units

During Q1 2013 the Company issued 15,000 restricted stock unit awards to members of its management team pursuant to the provisions of the Company’s Omnibus Plan.  Nonvested restricted stock units at December 2012 are as follows:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	November 22, 2010	October 26, 2011	October 23, 2012
Original number of awards issued:	12,000	15,900	15,000
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date	$864,000	$855,000	$935,000
Awards outstanding at December 2012	4,000	10,600	15,000
Fair value of non-vested awards at December 2012:	$258,000	$683,000	$967,000

(1)                                 8,000 of the restricted stock units were vested at December 2012. The remaining 4,000 restricted stock units will vest on November 22, 2013.

(2)                                 5,300 of the restricted stock units were vested as of December 2012.  The remaining 10,600 restricted stock units will vest in equal amounts on October 25, 2013 and October 25, 2014.

(3)                                 The 15,000 restricted stock units will vest in equal amounts on October 23, 2013, October 23, 2014 and October 23, 2015.

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

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2012	36,700	$65.00
Granted	15,000	62.33
Vested	(22,100)	62.86
Expired	—	—
Nonvested restricted stock units at December 2012	29,600	$64.45

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense of approximately $0.3 million during both Q1 2013 and Q1 2012 related to the amortization of all equity-based compensation awards.  Total unamortized compensation expense related to these awards at December 2012 and December 2011 was approximately $1.9 million and $2.3 million, respectively.

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2012:
External revenue:
Cigarettes	$221,730,182	$—	$—	$221,730,182
Confectionery	17,956,072	—	—	17,956,072
Health food	—	8,704,643	—	8,704,643
Tobacco, food service & other	53,827,424	—	—	53,827,424
Total external revenue	293,513,678	8,704,643	—	302,218,321
Depreciation	408,743	92,932	937	502,612
Amortization	91,250	—	—	91,250
Operating income (loss)	3,802,737	371,798	(1,387,080)	2,787,455
Interest expense	55,132	58,968	201,952	316,052
Income (loss) from operations before taxes	3,753,457	317,770	(1,538,475)	2,532,752
Total assets	103,284,807	12,358,555	187,260	115,830,622
Capital expenditures	293,650	36,578	—	330,228

THREE MONTHS ENDED DECEMBER 2011:
External revenue:
Cigarettes	$206,172,858	$—	$—	$206,172,858
Confectionery	17,498,941	—	—	17,498,941
Health food	—	8,533,427	—	8,533,427
Tobacco, food service & other	51,357,824	—	—	51,357,824
Total external revenue	275,029,623	8,533,427	—	283,563,050
Depreciation	410,582	101,036	937	512,555
Amortization	100,939	—	—	100,939
Operating income (loss)	3,368,146	413,163	(1,107,128)	2,674,181
Interest expense	135,067	82,994	206,049	424,110
Income (loss) from operations before taxes	3,281,094	335,002	(1,214,761)	2,401,335
Total assets	97,403,795	12,710,053	938,884	111,052,732
Capital expenditures	227,391	34,326	—	261,717

10. TREASURY STOCK

During Q1 2013, the Company repurchased 38,000 shares of its Series B Convertible Preferred Stock and 1,255 shares of its common stock from its holders in a private transaction for approximately $2.5 million.  In a separate and unrelated private transaction, the Company also repurchased 12,954 shares of its common stock during Q1 2013 from an independent third party for cash and other consideration totaling approximately $0.8 million.  The Company held 31,209 shares of common stock and 38,000 shares of preferred stock in treasury at December 2012, and 17,000 shares of common stock in treasury at September 2012. All repurchased shares are recorded in treasury stock at cost.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended December 2012.

FIRST FISCAL QUARTER 2013 (Q1 2013)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2012 and December 2011.

Wholesale Segment

Our wholesale segment is one of the largest wholesale convenience store distributors in the United States serving approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops.  In October 2012, Convenience Store News ranked us as the ninth (9th) largest convenience store distributor in the United States based on annual sales.

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

Retail Segment

Our Retail Segment is a specialty retailer of natural and organic groceries and dietary supplements, which is a subset of the larger U.S. grocery industry.  We operate fourteen retail health food stores doing business as Chamberlin’s Market & Café (“Chamberlin’s”) and Akin’s Natural Foods Market (“Akin’s”).  Chamberlin’s, which was established in 1935, operates six stores in and around Orlando, Florida.  Akin’s, which was also established in 1935, has a total of eight locations in Oklahoma, Nebraska, Missouri, and Kansas.  We are also scheduled to open two new Akin’s retail stores during fiscal 2013.  These stores will be located in Arkansas and Nebraska.

Our stores carry over 30,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.  We compete against a wide range of retailers including, conventional, natural, gourmet, and discount retailers, as well as warehouse clubs, independent health food stores, dietary supplement retailers, drug stores, farmers markets, mail order, online retailers, and multi-level marketers.

Business Update — Wholesale Segment

Legislative initiatives across the country continue to take aim at many of the products sold by our convenience stores customers.  Tobacco products in particular are facing higher sales and excise taxes from state and local governments struggling to deal with budget shortfalls.  Other profitable products such as sugary drinks are gaining tax focus as well.  Additionally, both the convenience store industry, and the wholesale distributors that serve them, are undergoing significant structural changes (i.e. consolidation, product diversification, increasing reliance on technology etc.).

Despite these considerations, the demand for convenience shopping in the United States has remained steady.  The convenience store industry, which represents the largest portion of our customer base, continues to show long term growth and has demonstrated resiliency compared to that of the general economy.

We believe the future of wholesale distribution will be less about transporting highly commoditized products and will be more about providing differentiated merchandising and technology solutions to customers.  While we expect the operating environment to remain highly competitive, we believe our long legacy of serving independent and fast growing small convenience store operations positions us well in the present environment.

Business Update — Retail Segment

Sales in the retail health food industry have remained strong.  Industry-wide, we believe a number of key factors are influencing overall demand trends.  In particular, increased media coverage regarding possible linkages between food additives and disease, as well as premature development in children, has created tremendous awareness about the benefits of natural products. Additionally, food additives such as sugars, aspartame included in diet sodas, and the use of growth hormones and antibiotics in the production of chicken, beef, and dairy products have also come under a high degree of scrutiny in terms of dietary consumption, which has increased the interest in natural products.

During Q1 2013, our Florida market stores continued to experience sales growth, benefitting from the growing demand for natural products, as well as the improved economic conditions in that region.  Our Akin’s stores also performed well during Q1 2013, however, we continue to see increased competition in our Akin’s stores resulting from the expansion of both regional and national health food chains.

Identifying both organic and strategic growth opportunities will continue to be a top priority throughout the remainder of fiscal 2013.  We are currently scheduled to open two new Akin’s retail stores located in Arkansas and Nebraska during fiscal 2013 and have ongoing efforts to identify potential acquisition opportunities.

RESULTS OF OPERATIONS

	For the three months ended December
	2012	2011	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$302,218,321	$283,563,050	$18,655,271	6.6
Cost of sales	282,988,532	264,925,373	18,063,159	6.8
Gross profit	19,229,789	18,637,677	592,112	3.2
Gross profit percentage	6.4%	6.6%

Operating expense	16,442,334	15,963,496	478,838	3.0
Operating income	2,787,455	2,674,181	113,274	4.2
Interest expense	316,052	424,110	(108,058)	(25.5)
Income tax expense	1,070,000	963,000	107,000	11.1
Net income	1,462,752	1,438,335	24,417	1.7

BUSINESS SEGMENTS:
Wholesale
Sales	$293,513,678	$275,029,623	$18,484,055	6.7
Gross profit	15,562,002	15,057,558	504,444	3.4
Gross profit percentage	5.3%	5.5%
Retail
Sales	$8,704,643	$8,533,427	$171,216	2.0
Gross profit	3,667,787	3,580,119	87,668	2.4
Gross profit percentage	42.1%	42.0%

(1)              Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $4.6 million in Q1 2013 and $4.0 million in Q1 2012.

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

SALES — Q1 2013 vs. Q1 2012

Sales in our Wholesale Segment increased $18.5 million during Q1 2013 as compared to Q1 2012.  Significant items impacting sales during Q1 2013 included a $6.0 million increase in sales related to price increases implemented by cigarette manufacturers, a $4.8 million increase in sales related to the volume and mix of cigarette cartons sold, a $4.8 million increase in sales related to higher state excise taxes during the comparative periods, and a $2.9 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).

Sales in our Retail Segment increased approximately $0.2 million in Q1 2013 as compared to Q1 2012. This change in sales was primarily related to higher sales in our Florida market stores which continue to benefit from the growing demand for natural products, as well as the strengthening economic conditions in that region.

GROSS PROFIT — Q1 2013 vs. Q1 2012

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

Gross profit in our Wholesale Segment increased $0.5 million in Q1 2013 as compared to Q1 2012.  This increase in gross profit was primarily related to higher sales volume and mix in our Other Products categories.  Gross profit for the Retail Segment increased $0.1 million in Q1 2013 as compared to Q1 2012.  This increase was primarily related to higher sales volumes in our Chamberlin’s retail stores.

OPERATING EXPENSE — Q1 2013 vs. Q1 2012

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees. Q1 2013 operating expenses increased $0.5 million as compared to Q1 2012. This increase in operating expenses was primarily related to higher compensation and other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•

General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•

Operating Activities.  During Q1 2013, the Company used cash of approximately $13.2 million for operating activities.  Significant uses of cash during Q1 2013 included increases in inventory, prepaid assets and other current assets, and decreases in accounts payable, accrued expenses, and income taxes payable.  These uses of cash were partially offset by decreases in accounts receivable and deferred income taxes, and the impact of net earnings.

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

•	Investing Activities. The Company used approximately $0.2 million of cash during Q1 2013 for investing activities, primarily related to capital expenditures for property and equipment.

•

Financing Activities.  The Company generated cash of $12.9 million from financing activities during Q1 2013. Of this amount, approximately $16.0 million related to net borrowings on the Company’s credit facility. This was partially offset by $0.3 million related to repayments on long-term debt, $2.6 million related to the repurchase of shares of the Company’s common stock and Series B Convertible Preferred Stock, $0.2 million related to dividends on the Company’s common and preferred stock.

•

Cash on Hand/Working Capital.  At December 2012, the Company had cash on hand of $0.1 million and working capital (current assets less current liabilities) of $66.2 million.  This compares to cash on hand of $0.5 million and working capital of $49.9 million at September 2012.

CREDIT AGREEMENT

The Company primarily finances its operations through a credit facility provided under an agreement with Bank of America (the “Facility”).  The Facility included the following significant terms at December 2012:

•	April 2011 origination date and an April 2014 maturity date.

•	$70.0 million revolving credit limit.

•	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•	A provision providing an additional $5.0 million of credit advances for certain inventory purchases.

•

Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of the original term of the agreement or the end of any renewal period.

•

Prepayment penalty equal to one-fourth of one percent (1/4%) if the Company prepays the entire Facility or terminates it in year two of the agreement. The prepayment penalty is calculated based on the maximum loan limit.

•	The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 175 basis points, at the election of the Company.

•	Lending limits subject to accounts receivable and inventory limitations.

•	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•	Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis.

•

A financial covenant requiring a fixed charge coverage ratio of at least 1.1 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2012 was $69.6 million, of which $30.4 million was outstanding, leaving $39.2 million available.

At December 2012, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.52% at December 2012.

During Q1 2013, our peak borrowings under the Facility were $45.9 million, and our average borrowings and average availability under the Facility were $33.9 million and $34.0 million, respectively.  Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2012. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling approximately $0.2 million during both Q1 2013 and Q1 2012.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s annual report on Form 10-K for the fiscal period ended September 30, 2012.

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

The Company believes its liquidity position going forward will be adequate to sustain operations. However, a precipitous change in operating environment could materially impact the Company’s future revenue stream as well as its ability to collect on customer accounts receivable or secure bank credit.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2012, our company awarded restricted stock units (“RSUs”) and incentive stock options (“Options”) under the AMCON Distributing Company 2007 Omnibus Incentive Plan (the “Plan”), including RSUs to two executives of our company (namely: Christopher H. Atayan and Andrew C. Plummer) and Options to one executive of our company (namely: Eric J. Hinkefent).  The RSUs provide the award recipient with the right to receive, subject to being employed on the applicable vesting date, (i) an amount of cash equal to the per share fair market value of our company’s common stock as of the vesting date multiplied by the number of shares underlying the RSUs then becoming vested and held by the award recipient or (ii) a number of shares of common stock equal to the whole number of shares underlying the RSUs then becoming vested and held by the award recipient, as elected by the award recipient.  Each Option has an exercise price of $62.33 per share, which represents the closing trading price for our common stock on the NYSE MKT on the grant date.  Subject to earlier forfeiture under certain limited circumstances, the RSUs and Options each vest as to one-third of the award on each of October 23, 2013, October 23, 2014, and October 23, 2015.  If all RSUs were to fully vest and be settled in shares of our company’s common stock, a total of 15,000 shares of our company’s common stock would be issued.  If all the Options were to fully vest and be exercised for shares of our company’s common stock, a total of 8,000 shares of our company’s common stock would be issued.

On October 25, 2012, our company issued a total of 4,975 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the Plan to four executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, Eric J. Hinkefent, and Philip E. Campbell).

On October 26, 2012, our company issued a total of 12,394 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the Plan to four executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, Eric J. Hinkefent, and Philip E. Campbell).

On November 22, 2012, our company issued a total of 3,531 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the Plan to four executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, Eric J. Hinkefent, and Philip E. Campbell).

The securities described above in this item were issued for services and in furtherance of the Plan’s purpose of encouraging employees of our company and its affiliates to acquire a proprietary and vested interest in the growth and performance of our company.  The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  Our company received no payment in connection with such issuances.  No underwriters were involved with the issuance of the securities described in this item and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of the securities described in this item.

Pursuant to the exercise of conversion rights with respect to the Company’s Series B Convertible Preferred Stock on October 4 and 26, 2012, a total of 4,056 shares of our Company’s common stock were issued pursuant to the conversion of 4,000 shares of Series B Convertible Preferred Stock.  The shares of common stock issued pursuant to such conversion were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  Our company received no payment in connection with the issuances of such shares.  No underwriters were involved with the issuance of the shares of common stock described above and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of the shares of common stock described above.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 18, 2013	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 18, 2013	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)