Form 10-Q
period 2013-03-31
AMCON DISTRIBUTING CO
filed 2013-04-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The Registrant had 623,115 shares of its $.01 par value common stock outstanding as of April 15, 2013.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2013 and September 30, 2012

	March 2013	September 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$432,857	$491,387
Accounts receivable, less allowance for doubtful accounts of $1.2 million at both March 2013 and September 2012	30,956,166	32,681,835
Inventories, net	39,096,409	38,364,621
Deferred income taxes	1,654,571	1,916,619
Prepaid and other current assets	6,323,715	6,476,702
Total current assets	78,463,718	79,931,164

Property and equipment, net	13,154,761	13,083,912
Goodwill	6,349,827	6,349,827
Other intangible assets, net	5,003,478	5,185,978
Other assets	461,390	1,258,985
	$103,433,174	$105,809,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,433,201	$17,189,208
Accrued expenses	5,654,247	6,931,859
Accrued wages, salaries and bonuses	1,887,926	2,503,361
Income taxes payable	134,886	2,194,966
Current maturities of long-term debt	1,202,804	1,182,829
Total current liabilities	24,313,064	30,002,223

Credit facility	17,732,149	14,353,732
Deferred income taxes	3,828,867	3,633,390
Long-term debt, less current maturities	4,468,350	5,075,680
Other long-term liabilities	332,163	336,186
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both March 2013 and September 2012	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at March 31, 2013 and 58,000 shares issued and outstanding at September 30, 2012, and a total liquidation preference of $0.4 million and $1.5 million at March 2013 and September 2012, respectively	400,000	1,450,000

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 116,000 and 158,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 623,115 shares outstanding at March 2013 and 612,327 shares outstanding at September 2012	6,543	6,293
Additional paid-in capital	12,469,411	11,021,109
Retained earnings	40,683,583	38,349,253
Treasury stock at cost	(3,300,956)	(918,000)
Total shareholders’ equity	49,858,581	48,458,655
	$103,433,174	$105,809,866

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2013 and 2012

	For the three months ended March		For the six months ended March
	2013	2012	2013	2012
Sales (including excise taxes of $87.2 million and $86.1 million, and $185.2 million and $176.6 million, respectively)	$274,568,151	$275,829,266	$576,786,472	$559,392,316
Cost of sales	256,271,131	256,612,867	539,259,663	521,538,240
Gross profit	18,297,020	19,216,399	37,526,809	37,854,076

Selling, general and administrative expenses	15,438,195	15,901,755	31,286,667	31,251,757
Depreciation and amortization	599,785	613,927	1,193,647	1,227,421
	16,037,980	16,515,682	32,480,314	32,479,178
Operating income	2,259,040	2,700,717	5,046,495	5,374,898

Other expense (income):
Interest expense	248,992	319,841	565,044	743,951
Other (income), net	(114,846)	(93,874)	(176,195)	(245,138)
	134,146	225,967	388,849	498,813
Income from operations before income tax expense	2,124,894	2,474,750	4,657,646	4,876,085
Income tax expense	911,000	1,010,000	1,981,000	1,973,000
Net income	1,213,894	1,464,750	2,676,646	2,903,085
Preferred stock dividend requirements	(48,108)	(66,906)	(107,399)	(134,547)
Net income available to common shareholders	$1,165,786	$1,397,844	$2,569,247	$2,768,538

Basic earnings per share available to common shareholders	$1.87	$2.26	$4.13	$4.47
Diluted earnings per share available to common shareholders	$1.63	$1.87	$3.55	$3.70

Basic weighted average shares outstanding	623,115	619,480	622,692	619,705
Diluted weighted average shares outstanding	743,195	784,429	754,881	785,281

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,676,646	$2,903,085
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,011,147	1,035,231
Amortization	182,500	192,190
Gain on sale of property and equipment	(71,131)	(22,216)
Equity-based compensation	652,421	674,180
Deferred income taxes	457,525	453,989
Provision for losses on doubtful accounts	39,000	164,757
Provision for losses on inventory obsolescence	49,179	7,827
Other	(4,023)	(4,023)

Changes in assets and liabilities:
Accounts receivable	1,686,669	813,322
Inventories	(780,967)	3,645,697
Prepaid and other current assets	152,987	(1,308,654)
Other assets	36,724	(48,424)
Accounts payable	(1,802,183)	(2,062,052)
Accrued expenses and accrued wages, salaries and bonuses	(1,123,486)	(1,509,628)
Income tax payable	(2,060,080)	(1,268,395)
Net cash flows from operating activities	1,102,928	3,666,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,104,229)	(707,724)
Proceeds from sales of property and equipment	139,540	40,820
Net cash flows from investing activities	(964,689)	(666,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on bank credit agreements	3,378,417	(1,464,646)
Principal payments on long-term debt	(587,355)	(732,440)
Repurchase of Series B Convertible Preferred Stock and common stock	(2,572,085)	(918,000)
Dividends paid on convertible preferred stock	(107,399)	(134,547)
Dividends on common stock	(234,917)	(238,628)
Proceeds from exercise of stock options	1,180	1,180
Withholdings on the exercise of equity-based awards	(74,610)	(51,452)
Net cash flows from financing activities	(196,769)	(3,538,533)
Net change in cash	(58,530)	(538,551)

Cash, beginning of period	491,387	1,389,665
Cash, end of period	$432,857	$851,114

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$564,422	$770,110
Cash paid during the period for income taxes	3,583,555	2,787,407

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	57,412	5,185
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,389,258	950,562
Conversion by holder of Series B Convertible Preferred Stock to common stock	100,000	—
Common stock acquired with other consideration	760,871	—

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale convenience store distributors in the United States serving approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We distribute over 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. We also provide a full range of consultative services to our customers in the areas of marketing, merchandising, inventory optimization, and information systems to assist our customers in maximizing profitability. Convenience stores represent our largest customer category. In October 2012, Convenience Store News ranked us as the ninth (9th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 601,000 square feet of floor space. Our principal suppliers include Philip Morris USA, RJ Reynolds, Commonwealth Brands, Lorillard, Proctor & Gamble, Hershey, Mars, Quaker, and Nabisco. We also market private label lines of water, candy products, batteries, film, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2013 and March 31, 2012 have been referred to throughout this quarterly report as Q2 2013 and Q2 2012, respectively. The fiscal balance sheet dates as of March 31, 2013, March 31, 2012, and September 30, 2012 have been referred to as March 2013, March 2012, and September 2012, respectively.

2. CONVERTIBLE PREFERRED STOCK:

The Company has two series of convertible preferred stock outstanding at March 2013 as identified in the following table:

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

3. INVENTORIES

Inventories consist of finished goods at March 2013 and September 2012 and are stated at the lower of cost, determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.0 million and $0.9 million at March 2013 and September 2012, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	March 2013	September 2012
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	March 2013	September 2012
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of $0.2 million at March 2013 and $0.1 million at September 2012)	316,668	366,667
Customer relationships (less accumulated amortization of $0.8 million and $0.7 million at March 2013 and September 2012, respectively)	1,313,541	1,446,042
	$5,003,478	$5,185,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At March 2013, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was $0.1 million and $0.2 million for the three and six month periods ended March 2013, respectively, and $0.1 million and $0.2 million for the three and six month periods ended March 2012, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at March 2013:

Customer relationships	March 2013
Fiscal 2013 (1)	$182,500
Fiscal 2014	365,000
Fiscal 2015	365,000
Fiscal 2016	331,667
Fiscal 2017	265,000
Thereafter	121,042
$1,630,209

(1) Represents amortization for the remaining six months of Fiscal 2013.

5. DIVIDENDS:

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.3 million for the three and six month periods ended March 2013, respectively, and $0.2 million and $0.4 million for the three and six month periods ended March 2012, respectively.

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

	For the three months ended March
	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	623,115	623,115	619,480	619,480
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	120,080	—	164,949
Weighted average number of shares outstanding	623,115	743,195	619,480	784,429
Income from continuing operations	$1,213,894	$1,213,894	$1,464,750	$1,464,750
Deduct: convertible preferred stock dividends (2)	(48,108)	—	(66,906)	—
Net income available to common shareholders	1,165,786	1,213,894	1,397,844	1,464,750

Net earnings per share available to common shareholders	$1.87	$1.63	$2.26	$1.87

(1)   Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

(2)   Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the six months ended March
	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	622,692	622,692	619,705	619,705
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	132,189	—	165,576
Weighted average number of shares outstanding	622,692	754,881	619,705	785,281
Income from continuing operations	$2,676,646	$2,676,646	$2,903,085	$2,903,085
Deduct: convertible preferred stock dividends (2)	(107,399)	—	(134,547)	—
Net income available to common shareholders	2,569,247	2,676,646	2,768,538	2,903,085

Net earnings per share available to common shareholders	$4.13	$3.55	$4.47	$3.70

(1)   Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)   Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations with cash generated from operating activities and credit facility borrowings provided under an agreement with Bank of America (the “Facility”). The Facility included the following significant terms at March 2013:

•    An April 2014 maturity date.

•    $70.0 million revolving credit limit.

•    Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•    A provision providing an additional $5.0 million of credit advances for certain inventory purchases.

•    Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2013. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At March 2013, awards with respect to a total of 131,195 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 18,805 shares may be awarded under the plan.

Stock Options

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at March 2013 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	3.70 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	5,500	7.08 years	$51.50	2,200	$51.50
Fiscal 2012	$53.80 - $65.97	6,500	8.58 years	$54.74	1,300	$54.74
Fiscal 2013	$62.33	8,000	9.57 years	$62.33	—	$—
		45,000		$35.28	28,500	$22.26

The following is a summary of stock option activity for the six month period ended March 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2012	37,042	$29.43
Granted	8,000	62.33
Exercised	(42)	28.80
Forfeited/Expired	—	—
Outstanding at March 2013	45,000	$35.28

Restricted Stock Units

A summary of restricted stock unit awards at March 2013 is as follows:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	November 22, 2010	October 26, 2011	October 23, 2012
Original number of awards issued:	12,000	15,900	15,000
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date	$864,000	$855,000	$935,000
Awards outstanding at March 2013	4,000	10,600	15,000
Fair value of non-vested awards at March 2013:	$308,000	$817,000	$1,157,000

(1)           8,000 of the restricted stock units were vested at March 2013. The remaining 4,000 restricted stock units will vest on November 22, 2013.

(2)          5,300 of the restricted stock units were vested as of March 2013. The remaining 10,600 restricted stock units will vest in equal amounts on October 25, 2013 and October 25, 2014.

(3)           The 15,000 restricted stock units will vest in equal amounts on October 23, 2013, October 23, 2014, and October 23, 2015.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting. Based on these award provisions, the compensation expense recorded in the Company’s Condensed Consolidated Unaudited Statement of Operations reflects the straight-line amortized fair value based on the period end closing price.

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2012	36,700	$65.00
Granted	15,000	62.33
Vested	(22,100)	62.86
Expired	—	—
Nonvested restricted stock units at March 2013	29,600	$64.45

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense related to the amortization of all equity-based compensation awards of $0.3 million and $0.7 million for the three and six months ended March 2013, respectively, and $0.4 million and $0.7 million for the three and six months ended March 2012, respectively.  Total unamortized compensation expense related to these awards at March 2013 was approximately $2.0 million.

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2013:
External revenue:
Cigarettes	$197,704,322	$—	$—	$197,704,322
Confectionery	16,847,270	—	—	16,847,270
Health food	—	9,868,050	—	9,868,050
Tobacco, food service & other	50,148,509	—	—	50,148,509
Total external revenue	264,700,101	9,868,050	—	274,568,151
Depreciation	413,307	94,291	937	508,535
Amortization	91,250	—	—	91,250
Operating income (loss)	2,530,591	1,067,812	(1,339,363)	2,259,040
Interest expense	51,764	54,580	142,648	248,992
Income (loss) from operations before taxes	2,493,782	1,018,404	(1,387,292)	2,124,894
Total assets	89,426,229	13,719,780	287,165	103,433,174
Capital expenditures	209,689	564,312	—	774,001

THREE MONTHS ENDED MARCH 2012:
External revenue:
Cigarettes	$198,856,415	$—	$—	$198,856,415
Confectionery	17,860,388	—	—	17,860,388
Health food	—	10,143,215	—	10,143,215
Tobacco, food service & other	48,969,248	—	—	48,969,248
Total external revenue	265,686,051	10,143,215	—	275,829,266
Depreciation	419,695	102,044	937	522,676
Amortization	91,251	—	—	91,251
Operating income (loss)	2,961,121	1,125,248	(1,385,652)	2,700,717
Interest expense	133,993	75,418	110,430	319,841
Income (loss) from operations before taxes	2,873,713	1,055,015	(1,453,978)	2,474,750
Total assets	89,010,587	12,809,831	1,163,482	102,983,900
Capital expenditures	355,961	90,046	—	446,007

	Wholesale Segment	Retail Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2013:
External revenue:
Cigarettes	$419,434,504	$—	$—	$419,434,504
Confectionery	34,803,342	—	—	34,803,342
Health food	—	18,572,693	—	18,572,693
Tobacco, food service & other	103,975,933	—	—	103,975,933
Total external revenue	558,213,779	18,572,693	—	576,786,472
Depreciation	822,050	187,223	1,874	1,011,147
Amortization	182,500	—	—	182,500
Operating income (loss)	6,333,328	1,439,610	(2,726,443)	5,046,495
Interest expense	106,896	113,548	344,600	565,044
Income (loss) from operations before taxes	6,247,239	1,336,174	(2,925,767)	4,657,646
Total assets	89,426,229	13,719,780	287,165	103,433,174
Capital expenditures	503,339	600,890	—	1,104,229

SIX MONTHS ENDED MARCH 2012:
External revenue:
Cigarettes	$405,029,273	$—	$—	$405,029,273
Confectionery	35,359,329	—	—	35,359,329
Health food	—	18,676,642	—	18,676,642
Tobacco, food service & other	100,327,072	—	—	100,327,072
Total external revenue	540,715,674	18,676,642	—	559,392,316
Depreciation	830,277	203,080	1,874	1,035,231
Amortization	192,190	—	—	192,190
Operating income (loss)	6,329,267	1,538,411	(2,492,780)	5,374,898
Interest expense	269,060	158,412	316,479	743,951
Income (loss) from operations before taxes	6,154,807	1,390,017	(2,668,739)	4,876,085
Total assets	89,010,587	12,809,831	1,163,482	102,983,900
Capital expenditures	583,352	124,372	—	707,724

10. TREASURY STOCK

During the first fiscal quarter of 2013, the Company repurchased 38,000 shares of its Series B Convertible Preferred Stock and 1,255 shares of its common stock from its holders in a private transaction for approximately $2.5 million. In a separate and unrelated private transaction, the Company also repurchased 12,954 shares of its common stock during the first quarter of 2013 from an independent third party for cash and other consideration totaling approximately $0.8 million. The Company held 31,209 shares of common stock and 38,000 shares of preferred stock in treasury at March 2013, and 17,000 shares of common stock in treasury at September 2012. All repurchased shares are recorded in treasury stock at cost.

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

•    poor weather conditions,

•    increases in fuel prices,

•    consolidation trends within the convenience store and wholesale distribution industries,

•    natural disasters and domestic unrest,

•    increasing health care costs, as well as changes in laws and regulations and ongoing compliance with the Patient Protection and Affordable Care Act,

•    other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended March 2013.

SECOND FISCAL QUARTER 2013 (Q2 2013)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2013 and March 2012.

Wholesale Segment

Our Wholesale Segment is one of the largest wholesale convenience store distributors in the United States serving approximately 5,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We distribute over 14,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. We also provide a full range of consultative services to our customers in the areas of marketing, merchandising, inventory optimization, and information systems to assist our customers in maximizing profitability. Convenience stores represent our largest customer category.  In October 2012, Convenience Store News ranked us as the ninth (9th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 601,000 square feet of floor space. Our principal suppliers include Philip Morris USA, RJ Reynolds, Commonwealth Brands, Lorillard, Proctor & Gamble, Hershey, Mars, Quaker, and Nabisco. We also market private label lines of water, candy products, batteries, film, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Business Update — Wholesale Segment

Legislative initiatives across the country continue to take aim at many of the products sold by our convenience stores customers.  Tobacco products in particular are facing higher sales and excise taxes from all level of governments (local, state, and federal) struggling to deal with budget shortfalls.  Most recently, the President’s budget proposal included a $0.94 per pack increase in federal excise taxes on cigarettes to fund certain educational programs. Higher tobacco taxes have a negative impact on sales of tobacco related products. Additionally, both the convenience store industry, and wholesale distributors which serve them, are undergoing significant structural changes (i.e. consolidation, product diversification, increasing reliance on technology etc.). These factors, particularly consolidation trends, are resulting in margin compression industry-wide.

The convenience store industry, which represents the largest portion of our customer base, continues to show long term growth and has demonstrated resiliency compared to that of the general economy. We continue to promote a range of new products and programs designed to facilitate increased store traffic and incremental margins for our customers. Additionally, we are enhancing our foodservice platform to capitalize on the growing demand for fast-casual meals.

In order to better serve our customers, we are focused on providing differentiated merchandising and technology solutions to customers. We expect the operating environment to remain highly competitive and challenging. We remain committed to serving independent and growing convenience store enterprises in our geographic area with first class service and support.

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

The growing demand for natural products has generated increased competition from well capitalized regional and national natural food retailers with significant resources. These competitors are undertaking aggressive expansion strategies and often locate new stores in close proximity to our existing locations representing direct competition for our stores. This new competition increases customer churn and compresses gross margins industry-wide.

Identifying organic growth opportunities remains a top priority for our management team.  In particular, we believe middle market cities still offer attractive options for new store expansion.  We typically target high traffic areas with strong real estate sites that can accommodate the lively and dynamic customer experience we strive to create in each of our stores.  All of our new stores must meet a specific screening criteria such as educational levels, population density, availability of favorable lease rental rates, and income levels within certain drive times. We are currently scheduled to open two new Akin’s retail stores located in Arkansas and Nebraska during fiscal 2013 and have ongoing efforts to identify additional store locations as well as potential acquisition opportunities.

RESULTS OF OPERATIONS

	For the three months ended March
	2013	2012	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$274,568,151	$275,829,266	$(1,261,115)	(0.5)
Cost of sales	256,271,131	256,612,867	(341,736)	(0.1)
Gross profit	18,297,020	19,216,399	(919,379)	(4.8)
Gross profit percentage	6.7%	7.0%

Operating expense	16,037,980	16,515,682	(477,702)	(2.9)
Operating income	2,259,040	2,700,717	(441,677)	(16.4)
Interest expense	248,992	319,841	(70,849)	(22.2)
Income tax expense	911,000	1,010,000	(99,000)	(9.8)
Net income	1,213,894	1,464,750	(250,856)	(17.1)

BUSINESS SEGMENTS:
Wholesale
Sales	$264,700,101	$265,686,051	$(985,950)	(0.4)
Gross profit	13,917,817	14,803,178	(885,361)	(6.0)
Gross profit percentage	5.3%	5.6%
Retail
Sales	$9,868,050	$10,143,215	$(275,165)	(2.7)
Gross profit	4,379,203	4,413,221	(34,018)	(0.8)
Gross profit percentage	44.4%	43.5%

(1)     Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $4.6 million in Q2 2013 and $4.2 million in Q2 2012.

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

SALES — Q2 2013 vs. Q2 2012

Sales in our Wholesale Segment decreased $1.0 million during Q2 2013 as compared to Q2 2012. Significant items impacting sales during Q2 2013 included a $5.3 million increase in sales related to price increases implemented by cigarette manufacturers and a $4.6 million increase in sales related to higher state excise taxes between the comparative periods.  These increases were offset by a $10.9 million decrease in sales primarily related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $0.3 million in Q2 2013 as compared to Q2 2012.  This change in sales was primarily related to lower sales in our Akins stores which have been impacted by increased competition from national and regional health food chains. This decrease in sales was partially offset by higher sales in our Florida market stores which continue to benefit from the growing demand for natural products, as well as the strengthening economic conditions in that region.

GROSS PROFIT — Q2 2013 vs. Q2 2012

Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales. Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.  Gross profit in our Wholesale Segment decreased $0.9 million in Q2 2013 as compared to Q2 2012.  This decrease was primarily related to the volume and mix of cigarette cartons sold.

OPERATING EXPENSE — Q2 2013 vs. Q2 2012

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees. Q2 2013 operating expenses decreased $0.5 million as compared to Q2 2012. Significant items impacting operating expenses during the period included a $0.2 million decrease in compensation expense and a $0.3 million decrease in other operating expenses.

RESULTS OF OPERATIONS — SIX MONTHS ENDED MARCH 2012:

	For the six months ended March
			Incr
	2013	2012	(Decr)	% Change
CONSOLIDATED:
Sales (1)	$576,786,472	$559,392,316	$17,394,156	3.1
Cost of sales	539,259,663	521,538,240	17,721,423	3.4
Gross profit	37,526,809	37,854,076	(327,267)	(0.9)
Gross profit percentage	6.5%	6.8%

Operating expenses	32,480,314	32,479,178	1,136	0.0
Operating income	5,046,495	5,374,898	(328,403)	(6.1)
Interest expense	565,044	743,951	(178,907)	(24.0)
Income tax expense	1,981,000	1,973,000	8,000	(0.4)
Net income	2,676,646	2,903,085	(226,439)	(7.8)

BUSINESS SEGMENTS:
Wholesale
Sales	$558,213,779	$540,715,674	$17,498,105	3.2
Gross profit	29,479,819	29,860,736	(380,917)	(1.3)
Gross profit percentage	5.3%	5.5%
Retail
Sales	$18,572,693	$18,676,642	$(103,949)	(0.6)
Gross profit	8,046,990	7,993,340	53,650	0.7
Gross profit percentage	43.3%	42.8%

(1)   Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $9.2 million for the six month ended March 2013 and $8.2 million for the six months ended March 2012.

SALES — Six months Ended March 2013

Sales in our Wholesale Segment increased $17.5 million for the six months ended March 2013 as compared to the same prior year period. Significant items impacting our Wholesale Segment sales for the six months ended March 2013 included a $11.3 million increase in sales related to price increases implemented by cigarette manufacturers, a $9.4 million increase in sales related to higher state excise taxes between the comparative periods, and a $3.1 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).  These increases in sales were partially offset by a $6.3 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment for the six months ended March 2013 decreased $0.1 million as compared to the same prior year period. This change in sales was primarily related to lower sales in our Akins stores which have been impacted by increased competition from regional and national health food chains.  This decrease in sales was partially offset by higher sales in our Florida market stores which continue to benefit from the growing demand for natural products, as well as the strengthening economic conditions in that region.

GROSS PROFIT — Six months Ended March 2013

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

Gross profit in our Wholesale Segment decreased $0.4 million for the six month period ended March 2013 as compared to the same prior year period.  Of this decrease, approximately $1.1 million related to changes in the volume and mix of cigarettes sold. This decrease was partially offset by a $0.7 million increase in gross margin primarily related to higher sales in our Other Products categories.

OPERATING EXPENSE — Six months Ended March 2013

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees. Operating expenses for the six months ended March 2013 were even with the same prior year period. Significant items impacting operating expenses during the current period included a $0.2 million increase in our Retail Segment operating expenses and $0.3 million increase in health insurance costs.  These increases were offset by $0.5 million decrease in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•         General. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments.  In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•         Operating Activities. The Company generated cash of approximately $1.1 million for operating activities during the six months ended March 2013. Significant sources of cash during the period included decreases in accounts receivable and the impact of net earnings. These sources of cash were partially offset by decreases in accounts payable, accrued expenses, and income taxes payable and an increase in inventory.

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

•         Investing Activities. The Company used approximately $1.0 million of cash during the six month period ended March 2013 for investing activities, primarily related to capital expenditures for property and equipment.

•         Financing Activities. The Company used cash of $0.2 million from financing activities during the six month period ended March 2013.  Of this amount, approximately $3.4 million related to net borrowings on the Company’s credit facility.  These borrowings were offset by $0.6 million in long-term debt repayments, $2.6 million related to the repurchase of shares of the Company’s common stock and Series B Convertible Preferred Stock, $0.3 million related to dividends on the Company’s common and preferred stock, and $0.1 million related to equity-based awards.

•         Cash on Hand/Working Capital.  At March 2013, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of $54.2 million. This compares to cash on hand of $0.5 million and working capital of $49.9 million at September 2012.

Credit Agreement

The Company primarily finances its operations with cash generated from operating activities and credit facility borrowings provided under an agreement with Bank of America (the “Facility”).  The Facility included the following significant terms at March 2013:

•    An April 2014 maturity date.

•    $70.0 million revolving credit limit.

•    Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•    A provision providing an additional $5.0 million of credit advances for certain inventory purchases.

•    Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2013 was $61.4 million, of which $17.7 million was outstanding, leaving $43.7 million available.

At March 2013, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.63% at March 2013.

For the six months ended March 2013, our peak borrowings under the Facility were $45.9 million, and our average borrowings and average availability under the Facility were $29.9 million and $35.1 million, respectively.  Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2013. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.3 million for the three and six month periods ended March 2013, respectively, and $0.2 million and $0.4 million for the three and six month periods ended March 2012, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 18, 2013	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 18, 2013	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)