Form 10-Q
period 2013-06-30
AMCON DISTRIBUTING CO
filed 2013-07-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The Registrant had 623,115 shares of its $.01 par value common stock outstanding as of July 15, 2013.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2013 and September 30, 2012

	June 2013	September 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$177,452	$491,387
Accounts receivable, less allowance for doubtful accounts of $1.2 million at both June 2013 and September 2012	35,454,486	32,681,835
Inventories, net	48,138,310	38,364,621
Deferred income taxes	1,730,126	1,916,619
Prepaid and other current assets	8,098,720	6,476,702
Total current assets	93,599,094	79,931,164

Property and equipment, net	13,311,648	13,083,912
Goodwill	6,349,827	6,349,827
Other intangible assets, net	4,912,228	5,185,978
Other assets	442,361	1,258,985
	$118,615,158	$105,809,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,128,607	$17,189,208
Accrued expenses	6,663,762	6,931,859
Accrued wages, salaries and bonuses	2,830,924	2,503,361
Income taxes payable	1,098,354	2,194,966
Current maturities of long-term debt	1,214,256	1,182,829
Total current liabilities	27,935,903	30,002,223

Credit facility	28,051,389	14,353,732
Deferred income taxes	3,896,085	3,633,390
Long-term debt, less current maturities	4,160,330	5,075,680
Other long-term liabilities	330,152	336,186
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both June 2013 and September 2012	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at June 30, 2013 and 58,000 shares issued and outstanding at September 30, 2012, and a total liquidation preference of $0.4 million and $1.5 million at June 2013 and September 2012, respectively	400,000	1,450,000

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 116,000 and 158,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 623,115 shares outstanding at June 2013 and 612,327 shares outstanding at September 2012	6,543	6,293
Additional paid-in capital	12,485,773	11,021,109
Retained earnings	42,149,939	38,349,253
Treasury stock at cost	(3,300,956)	(918,000)
Total shareholders’ equity	51,341,299	48,458,655
	$118,615,158	$105,809,866

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2013 and 2012

	For the three months ended June		For the nine months ended June
	2013	2012	2013	2012
Sales (including excise taxes of $100.2 million and $96.1 million, and $285.4 million and $272.7 million, respectively)	$316,031,197	$307,112,774	$892,817,669	$866,505,090
Cost of sales	296,220,406	287,211,769	835,480,069	808,750,009
Gross profit	19,810,791	19,901,005	57,337,600	57,755,081

Selling, general and administrative expenses	16,065,285	15,845,201	47,351,952	47,096,958
Depreciation and amortization	598,061	552,888	1,791,708	1,780,309
	16,663,346	16,398,089	49,143,660	48,877,267
Operating income	3,147,445	3,502,916	8,193,940	8,877,814

Other expense (income):
Interest expense	309,445	361,756	874,489	1,105,707
Other (income), net	(49,487)	(47,841)	(225,682)	(292,979)
	259,958	313,915	648,807	812,728
Income from operations before income tax expense	2,887,487	3,189,001	7,545,133	8,065,086
Income tax expense	1,255,000	1,343,000	3,236,000	3,316,000
Net income	1,632,487	1,846,001	4,309,133	4,749,086
Preferred stock dividend requirements	(48,642)	(66,907)	(156,041)	(201,454)
Net income available to common shareholders	$1,583,845	$1,779,094	$4,153,092	$4,547,632

Basic earnings per share available to common shareholders	$2.54	$2.92	$6.67	$7.38
Diluted earnings per share available to common shareholders	$2.19	$2.37	$5.73	$6.06

Basic weighted average shares outstanding	623,115	608,271	622,833	615,913
Diluted weighted average shares outstanding	744,732	779,106	751,946	783,987

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,309,133	$4,749,086
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,517,958	1,496,868
Amortization	273,750	283,441
Gain on sale of property and equipment	(72,318)	(28,606)
Equity-based compensation	971,954	930,593
Deferred income taxes	449,188	1,022,701
Provision for losses on doubtful accounts	80,000	75,757
Provision for losses on inventory obsolescence	54,028	98,789
Other	(6,034)	(6,034)

Changes in assets and liabilities:
Accounts receivable	(2,852,651)	(1,144,999)
Inventories	(9,827,717)	(11,031,978)
Prepaid and other current assets	(1,622,018)	1,097,241
Other assets	55,753	(51,138)
Accounts payable	(1,070,612)	(2,396,748)
Accrued expenses and accrued wages, salaries and bonuses	525,856	(19,827)
Income tax payable	(1,096,612)	(1,796,182)
Net cash flows from operating activities	(8,310,342)	(6,721,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,808,206)	(914,486)
Proceeds from sales of property and equipment	144,841	48,984
Net cash flows from investing activities	(1,663,365)	(865,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	13,697,657	9,308,869
Principal payments on long-term debt	(883,923)	(1,018,587)
Repurchase of Series B Convertible Preferred Stock and common stock	(2,572,085)	(918,000)
Dividends paid on convertible preferred stock	(156,041)	(201,454)
Dividends on common stock	(352,406)	(354,723)
Proceeds from exercise of stock options	1,180	1,180
Withholdings on the exercise of equity-based awards	(74,610)	(51,452)
Net cash flows from financing activities	9,659,772	6,765,833

Net change in cash	(313,935)	(820,705)

Cash, beginning of period	491,387	1,389,665
Cash, end of period	$177,452	$568,960

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$851,665	$1,094,086
Cash paid during the period for income taxes	3,883,424	4,089,482

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	21,248	28,282
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,389,258	950,562
Conversion by holder of Series B Convertible Preferred Stock to common stock	100,000	—
Common stock acquired with other consideration	760,871	—

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

•              Our retail health food segment (“Retail Segment”) operates sixteen health food retail stores located throughout the Midwest and Florida.

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 601,000 square feet of floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kelloggs, Kraft and Mars. We also market private label lines of water, candy products, batteries, film, and other products. We do not maintain any long-term purchase contracts with our suppliers.

RETAIL SEGMENT

Our Retail Segment is a specialty retailer of natural and organic groceries and dietary supplements, which is a subset of the larger U.S. grocery industry.  We operate sixteen retail health food stores doing business as Chamberlin’s Market & Café (“Chamberlin’s”) and Akin’s Natural Foods Market (“Akin’s”).  Chamberlin’s, which was established in 1935, operates six stores in and around Orlando, Florida.  Akin’s, which was also established in 1935, has a total of ten locations in Arkansas, Kansas, Missouri, Nebraska, and Oklahoma.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2013 and June 30, 2012 have been referred to throughout this quarterly report as Q3 2013 and Q3 2012, respectively. The fiscal balance sheet dates as of June 30, 2013, June 30, 2012, and September 30, 2012 have been referred to as June 2013, June 2012, and September 2012, respectively.

2. CONVERTIBLE PREFERRED STOCK:

The Company has two series of convertible preferred stock outstanding at June 2013 as identified in the following table:

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

3. INVENTORIES

Inventories consist of finished goods at June 2013 and September 2012 and are stated at the lower of cost, determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.0 million and $0.9 million at June 2013 and September 2012, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	June 2013	September 2012
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	June 2013	September 2012
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of $0.2 million at June 2013 and $0.1 million at September 2012)	291,667	366,667
Customer relationships (less accumulated amortization of $0.9 million and $0.7 million at June 2013 and September 2012, respectively)	1,247,292	1,446,042
	$4,912,228	$5,185,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At June 2013, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.  Amortization expense related to these assets was $0.1 million and $0.3 million for the three and nine month periods ended June 2013, respectively, and $0.1 million and $0.3 million for the three and nine month periods ended June 2012, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at June 2013:

Customer relationships	June 2013
Fiscal 2013 /1/	$91,250
Fiscal 2014	365,000
Fiscal 2015	365,000
Fiscal 2016	331,667
Fiscal 2017	265,000
Thereafter	121,042
$1,538,959

/1/  Represents amortization for the remaining three months of Fiscal 2013.

5. DIVIDENDS:

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.5 million for the three and nine month periods ended June 2013, respectively, and $0.2 million and $0.6 million for the three and nine month periods ended June 2012, respectively.

6. EARNINGS PER SHARE

Basic earnings per share available to common shareholders is calculated by dividing net income less preferred stock dividend requirements by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing net income less preferred stock dividend requirements (when anti-dilutive) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.

	For the three months ended June
	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	623,115	623,115	608,271	608,271
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock /1/	—	121,617	—	170,835
Weighted average number of shares outstanding	623,115	744,732	608,271	779,106
Net income	$1,632,487	$1,632,487	$1,846,001	$1,846,001
Deduct: convertible preferred stock dividends /2/	(48,642)	—	(66,907)	—
Net income available to common shareholders	1,583,845	1,632,487	1,779,094	1,846,001

Net earnings per share available to common shareholders	$2.54	$2.19	$2.92	$2.37

/1/         Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

/2/         Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the nine months ended June
	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	622,833	622,833	615,913	615,913
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock /1/	—	129,113	—	168,074
Weighted average number of shares outstanding	622,833	751,946	615,913	783,987
Net income	$4,309,133	$4,309,133	$4,749,086	$4,749,086
Deduct: convertible preferred stock dividends /2/	(156,041)	—	(201,454)	—
Net income available to common shareholders	4,153,092	4,309,133	4,547,632	4,749,086

Net earnings per share available to common shareholders	$6.67	$5.73	$7.38	$6.06

/1/         Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

/2/         Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations with cash generated from operating activities and credit facility borrowings provided under an agreement with Bank of America (the “Facility”).  On July 16, 2013, the Company renewed and extended its credit facility with Bank of America though July 2018.  The existing Facility in place at June 2013 included the following significant terms:

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2013. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  At June 2013, awards with respect to a total of 131,195 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 18,805 shares may be awarded under the plan.

Stock Options

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at June 2013 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	3.45 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	5,500	6.83 years	$51.50	3,300	$51.50
Fiscal 2012	$53.80 - $65.97	6,500	8.33 years	$54.74	1,300	$54.74
Fiscal 2013	$62.33	8,000	9.32 years	$62.33	—	$—
		45,000		$35.28	29,600	$23.35

The following is a summary of stock option activity for the nine month period ended June 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2012	37,042	$29.43
Granted	8,000	62.33
Exercised	(42)	28.80
Forfeited/Expired	—	—
Outstanding at June 2013	45,000	$35.28

Restricted Stock Units

A summary of restricted stock unit awards at June 2013 is as follows:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	November 22, 2010	October 26, 2011	October 23, 2012
Original number of awards issued:	12,000	15,900	15,000
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date	$864,000	$855,000	$935,000
Awards outstanding at June 2013	4,000	10,600	15,000
Fair value of non-vested awards at June 2013:	$319,000	$845,000	$1,196,000

(1)           8,000 of the restricted stock units were vested at June 2013. The remaining 4,000 restricted stock units will vest on November 22, 2013.

(2)           5,300 of the restricted stock units were vested as of June 2013.  The remaining 10,600 restricted stock units will vest in equal amounts on October 25, 2013 and October 25, 2014.

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

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2012	36,700	$65.00
Granted	15,000	62.33
Vested	(22,100)	62.86
Expired	—	—
Nonvested restricted stock units at June 2013	29,600	$79.75

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense related to the amortization of all equity-based compensation awards of $0.3 million and $1.0 million for the three and nine months ended June 2013, respectively, and $0.3 million and $0.9 million for the three and nine months ended June 2012, respectively.  Total unamortized compensation expense related to these awards at June 2013 was approximately $1.7 million.

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2013:
External revenue:
Cigarettes	$228,861,228	$—	$—	$228,861,228
Confectionery	20,658,502	—	—	20,658,502
Health food	—	9,331,747	—	9,331,747
Tobacco, food service & other	57,179,720	—	—	57,179,720
Total external revenue	306,699,450	9,331,747	—	316,031,197
Depreciation	387,683	118,191	937	506,811
Amortization	91,250	—	—	91,250
Operating income (loss)	3,951,778	364,126	(1,168,459)	3,147,445
Interest expense	49,754	55,187	204,504	309,445
Income (loss) from operations before taxes	3,900,589	314,153	(1,327,255)	2,887,487
Total assets	103,780,433	14,602,570	232,155	118,615,158
Capital expenditures	235,470	468,507	—	703,977

THREE MONTHS ENDED JUNE 2012:
External revenue:
Cigarettes	$223,189,406	$—	$—	$223,189,406
Confectionery	20,433,115	—	—	20,433,115
Health food	—	9,499,012	—	9,499,012
Tobacco, food service & other	53,991,241	—	—	53,991,241
Total external revenue	297,613,762	9,499,012	—	307,112,774
Depreciation	363,557	97,142	938	461,637
Amortization	91,251	—	—	91,251
Operating income (loss)	4,073,549	757,482	(1,328,115)	3,502,916
Interest expense	131,983	67,437	162,336	361,756
Income (loss) from operations before taxes	3,953,942	695,509	(1,460,450)	3,189,001
Total assets	102,837,606	12,957,856	993,103	116,788,565
Capital expenditures	182,156	24,606	—	206,762

	Wholesale Segment	Retail Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2013:
External revenue:
Cigarettes	$648,295,732	$—	$—	$648,295,732
Confectionery	55,461,844	—	—	55,461,844
Health food	—	27,904,440	—	27,904,440
Tobacco, food service & other	161,155,653	—	—	161,155,653
Total external revenue	864,913,229	27,904,440	—	892,817,669
Depreciation	1,209,733	305,414	2,811	1,517,958
Amortization	273,750	—	—	273,750
Operating income (loss)	10,285,106	1,803,736	(3,894,902)	8,193,940
Interest expense	156,650	168,735	549,104	874,489
Income (loss) from operations before taxes	10,147,828	1,650,327	(4,253,022)	7,545,133
Total assets	103,780,433	14,602,570	232,155	118,615,158
Capital expenditures	738,809	1,069,397	—	1,808,206

NINE MONTHS ENDED JUNE 2012:
External revenue:
Cigarettes	$628,218,679	$—	$—	$628,218,679
Confectionery	55,792,444	—	—	55,792,444
Health food	—	28,175,654	—	28,175,654
Tobacco, food service & other	154,318,313	—	—	154,318,313
Total external revenue	838,329,436	28,175,654	—	866,505,090
Depreciation	1,193,834	300,222	2,812	1,496,868
Amortization	283,441	—	—	283,441
Operating income (loss)	10,402,816	2,295,893	(3,820,895)	8,877,814
Interest expense	401,043	225,849	478,815	1,105,707
Income (loss) from operations before taxes	10,108,749	2,085,526	(4,129,189)	8,065,086
Total assets	102,837,606	12,957,856	993,103	116,788,565
Capital expenditures	765,508	148,978	—	914,486

10. SUBSEQUENT EVENTS

On July 16, 2013, the Company renewed and extended its credit facility through July 2018.  The significant provisions of the new credit agreement include the following:

•    A July 2018 maturity date without penalty for prepayment.

•             $70.0 million revolving credit limit.

•             Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•             A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

•             Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

•             The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 125 - 175 basis points depending on certain credit facility utilization measures, at the election of the Company.

•             Lending limits subject to accounts receivable and inventory limitations.

•             An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•             Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•             A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement.

•    Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis.  There is no limit on dividend payments if certain excess availability measurements are achieved as defined in the credit facility agreement.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended June 2013.

THIRD FISCAL QUARTER 2013 (Q3 2013)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2013 and June 2012.

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 601,000 square feet of floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kelloggs, Kraft and Mars. We also market private label lines of water, candy products, batteries, film, and other products. We do not maintain any long-term purchase contracts with our suppliers.

Retail Segment

Our Retail Segment is a specialty retailer of natural and organic groceries and dietary supplements, which is a subset of the larger U.S. grocery industry. We operate sixteen retail health food stores doing business as Chamberlin’s Market & Café (“Chamberlin’s”) and Akin’s Natural Foods Market (“Akin’s”).  Chamberlin’s, which was established in 1935, operates six stores in and around Orlando, Florida.  Akin’s, which was also established in 1935, has a total of ten locations in Arkansas, Kansas, Missouri, Nebraska, and Oklahoma.

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

Business Update — Wholesale Segment

Legislative initiatives across the country will continue to dominate the risk profile for the industry in the coming years.  Both at the local level and at the federal level (Food and Drug Administration - FDA), tobacco products sold by our convenience stores customers are facing higher sales and excise taxes which will negatively impact long-term demand trends.

At the same time, the demand for convenience shopping in the United States continues to grow.  According to the National Association of Convenience Stores (“NACS”) 2013 State of Industry Report, total convenience store count increased 0.7% during the 2012 calendar year to 149,040 units and total convenience shopping units (drug stores, dollar stores, quick-service restaurants etc.) increased 1.8% to 412,515 units during the 2012 calendar year.

Because our customer base is primarily comprised of independent convenience store owners and small and medium size convenience store chains, we feel our company is well positioned to capitalize on these trends as the industry looks to remake and modernize itself. Still, we expect a highly competitive operating environment going forward, with increasing pressure on margins. Ultimately, however, our consultative approach to delivering differentiated merchandising and technology solutions is what separates us in this highly commoditized marketplace.

Business Update — Retail Segment

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

Identifying organic growth opportunities remains a top priority for our management team.  During Q3 2013, the Company opened two new Akin’s health food stores located in Northwest Arkansas and Nebraska.  These stores are located in high traffic locations with strong demographics and include modern store designs and layouts. We continue to believe that mid-market cities still offer attractive options for new store expansion. Our new site selection criteria focuses on areas with strong real estate sites that can accommodate a lively and dynamic customer experience that we strive to create in all of our stores. All of our new stores must adhere to our specific screening criteria. Towards that end, we have ongoing efforts to identify additional store locations as well as potential acquisition opportunities.

RESULTS OF OPERATIONS

	For the three months ended June
	2013	2012	Incr (Decr)	% Change
CONSOLIDATED:
Sales /1/	$316,031,197	$307,112,774	$8,918,423	2.9
Cost of sales	296,220,406	287,211,769	9,008,637	3.1
Gross profit	19,810,791	19,901,005	(90,214)	(0.5)
Gross profit percentage	6.3%	6.5%

Operating expense	16,663,346	16,398,089	265,257	1.6
Operating income	3,147,445	3,502,916	(355,471)	(10.1)
Interest expense	309,445	361,756	(52,311)	(14.5)
Income tax expense	1,255,000	1,343,000	(88,000)	(6.6)
Net income	1,632,487	1,846,001	(213,514)	(11.6)

BUSINESS SEGMENTS:
Wholesale
Sales	$306,699,450	$297,613,762	$9,085,688	3.1
Gross profit	15,722,805	15,827,670	(104,865)	(0.7)
Gross profit percentage	5.1%	5.3%
Retail
Sales	$9,331,747	$9,499,012	$(167,265)	(1.8)
Gross profit	4,087,986	4,073,335	14,651	0.4
Gross profit percentage	43.8%	42.9%

/1/              Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $4.9 million in Q3 2013 and $4.5 million in Q3 2012.

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

SALES — Q3 2013 vs. Q3 2012

Sales in our Wholesale Segment increased $9.1 million during Q3 2013 as compared to Q3 2012.  Significant items impacting sales during Q3 2013 included a $6.5 million increase in sales related to price increases implemented by cigarette manufacturers, a $5.2 million increase in sales related to higher state excise taxes between the comparative periods, and a $3.4 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).  These increases were partially offset by a $6.0 million decrease in sales primarily related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $0.2 million in Q3 2013 as compared to Q3 2012.  During Q3 2013, we experienced lower sales from our existing locations due to increased competition from national and regional health food chains, partially offset by sales generated from our new health food store openings.

GROSS PROFIT — Q3 2013 vs. Q3 2012

Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales. Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.  Gross profit in our Wholesale Segment decreased $0.1 million in Q3 2013 as compared to Q3 2012.  This decrease was primarily related to a $0.4 million decrease in gross profit related to the volume and mix of cigarette cartons sold, partially offset by $0.3 million increase in gross profit in our Other Product category which benefited from higher sales volume.

Gross profit in our Retail Segment during Q3 2013 was even as compared to Q3 2012.  During Q3 2013, we experienced lower gross profit in our existing stores resulting from a decrease in sales, offset by gross profit from our new health food store openings.

OPERATING EXPENSE — Q3 2013 vs. Q3 2012

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees.  Q3 2013 operating expenses increased $0.3 million as compared to Q3 2012.  This increase was primarily related to operating costs associated with our new health food store openings.

RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 2013:

	For the nine months ended June
			Incr
	2013	2012	(Decr)	% Change
CONSOLIDATED:
Sales /1/	$892,817,669	$866,505,090	$26,312,579	3.0
Cost of sales	835,480,069	808,750,009	26,730,060	3.3
Gross profit	57,337,600	57,755,081	(417,481)	(0.7)
Gross profit percentage	6.4%	6.7%

Operating expenses	49,143,660	48,877,267	266,393	0.5
Operating income	8,193,940	8,877,814	(683,874)	(7.7)
Interest expense	874,489	1,105,707	(231,218)	(20.9)
Income tax expense	3,236,000	3,316,000	(80,000)	(2.4)
Net income	4,309,133	4,749,086	(439,953)	(9.3)

BUSINESS SEGMENTS:
Wholesale
Sales	$864,913,229	$838,329,436	$26,583,793	3.2
Gross profit	45,202,624	45,688,406	(485,782)	(1.1)
Gross profit percentage	5.2%	5.4%
Retail
Sales	$27,904,440	$28,175,654	$(271,214)	(1.0)
Gross profit	12,134,976	12,066,675	68,301	0.6
Gross profit percentage	43.5%	42.8%

/1/         Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $14.1 million for the nine month ended June 2013 and $12.7 million for the nine months ended June 2012.

SALES — Nine months Ended June 2013

Sales in our Wholesale Segment increased $26.6 million for the nine months ended June 2013 as compared to the same prior year period. Significant items impacting our Wholesale Segment sales for the nine months ended June 2013 included a $17.8 million increase in sales related to price increases implemented by cigarette manufacturers, a $14.6 million increase in sales related to higher state excise taxes between the comparative periods, and a $6.5 million increase in sales related to higher sales in our Other Products category. These increases in sales were partially offset by a $12.3 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment for the nine months ended June 2013 decreased $0.3 million as compared to the same prior year period. During the nine months ended June 2013, we experienced lower sales from our existing locations due to increased competition from national and regional health food chains, partially offset by sales generated from our new health food store openings.

GROSS PROFIT — Nine months Ended June 2013

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

Gross profit in our Wholesale Segment decreased $0.5 million for the nine month period ended June 2013 as compared to the same prior year period. This decrease was primarily related to a $1.5 million decrease in gross profit related to the volume and mix of cigarette cartons sold, partially offset by $1.0 million increase in gross profit in our Other Product category which benefited from higher sales.

Gross profit in our Retail Segment increased $0.1 million for the nine month period ended June 2013 as compared to the same prior year period.  For the nine months ended June 2013, we experienced lower gross profit in our existing stores resulting from a decrease in sales, partially offset by gross profit from our new health food store openings.

OPERATING EXPENSE — Nine months Ended June 2013

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees. Operating expenses increased $0.3 million during the nine months ended June 2013 as compared to the same prior year period.  This increase was primarily related to operating costs associated with our new health food store openings.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•                  General. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments.  In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•                  Operating Activities. The Company used cash of approximately $8.3 million for operating activities during the nine months ended June 2013. Significant uses of cash during the period included increases in accounts receivable, inventory and prepaid and other current assets, combined with decreases in accounts payable and income tax payable. These uses of cash were partially offset by increases in accrued wages, salaries and bonuses and the impact of net earnings.

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

•                  Investing Activities. The Company used approximately $1.7 million of cash during the nine month period ended June 2013 for investing activities, primarily related to capital expenditures for property and equipment.

•                  Financing Activities. The Company generated cash of $9.7 million from financing activities during the nine month period ended June 2013.  Of this amount, approximately $13.7 million related to net borrowings on the Company’s credit facility.  These borrowings were offset by $0.9 million in long-term debt repayments, $2.5 million related to the repurchase of shares of the Company’s common stock and Series B Convertible Preferred Stock, $0.5 million related to dividends on the Company’s common and preferred stock, and $0.1 million related to equity-based awards.

•                  Cash on Hand/Working Capital.  At June 2013, the Company had cash on hand of $0.2 million and working capital (current assets less current liabilities) of $65.7 million. This compares to cash on hand of $0.5 million and working capital of $49.9 million at September 2012.

Credit Agreement

On July 16, 2013 the Company renewed and extended its credit facility with Bank of America though July 2018.  The existing Facility in place at June 2013 included the following significant terms:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2013 was $69.6 million, of which $28.1 million was outstanding, leaving $41.5 million available.

At June 2013, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.47% at June 2013.

For the nine months ended June 2013, our peak borrowings under the Facility were $50.4 million, and our average borrowings and average availability under the Facility were $31.5 million and $34.0 million, respectively.  Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2013. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.5 million for the three and nine month periods ended June 2013, respectively, and $0.2 million and $0.6 million for the three and nine month periods ended June 2012, respectively.

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

Liquidity Risk

The Company’s liquidity position is significantly influenced by its ability to maintain sufficient levels of working capital. For our Company and industry in general, customer credit risk and ongoing access to bank credit heavily influence liquidity positions.  In July 2013, the Company executed an early renewal of its Revolving Credit Facility Agreement with Bank of America, extending it to July 2018.

The Company does not currently hedge its exposure to interest rate risk or fuel costs. Accordingly, significant price movements in these areas can and do impact the Company’s profitability.

While the Company believes its liquidity position going forward will be adequate to sustain operations. However, a precipitous change in operating environment could materially impact the Company’s future revenue stream as well as its ability to collect on customer accounts receivable or secure bank credit.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2012.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.      Defaults Upon Senior Securities

Not Applicable

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1                   Second Amendment to Second Amended and Restated Credit Agreement, dated July 16, 2013 between AMCON Distributing Company and Bank of America.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 18, 2013	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 18, 2013	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)