Form 10-K
period 2013-09-30
AMCON DISTRIBUTING CO
filed 2013-11-08
CIK 928465

Use these links to rapidly review the document
AMCON DISTRIBUTING COMPANY Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2013 was $31,712,772 computed by reference to the $77.10 closing price of such common stock equity on March 31, 2013.

As of November 4, 2013 there were 632,958 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2013 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to "we," "us," "our," "Company," and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The Company's 2013 and 2012 fiscal years ended September 30, are herein referred to as fiscal 2013 and fiscal 2012, respectively. The fiscal year-end balance sheet dates of September 30, 2013 and September 30, 2012 are referred to herein as September 2013 and September 2012, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7 of this report.

ITEM 1.    BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on NYSE MKT under the symbol "DIT." The Company operates two business segments:

•
Our wholesale distribution segment ("Wholesale Segment") distributes consumer products in the Central, Rocky Mountain, and Southern regions of the United States. Additionally, our Wholesale Segment provides a full range of programs and services to assist our customers in managing their business and profitability.

•
Our retail health food segment ("Retail Segment") operates sixteen health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,500 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 16,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. We also provide a full range of consultative services to our customers in the areas of marketing, merchandising, inventory optimization, and information systems that allow our customers to compete and maximize their profitability. Convenience stores represent our largest customer category. In October 2013, Convenience Store News ranked us as the seventh (7th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 602,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kelloggs, Kraft, and Mars. We also market private label lines of water, candy products, batteries, film, and other products. We do not maintain any long-term purchase contracts with these suppliers.

RETAIL SEGMENT

Our Retail Segment is a specialty retailer of natural/organic groceries and dietary supplements which focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores must meet strict quality and ingredient guidelines, and include offerings such as gluten-free and antibiotic-free groceries and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small-store format, which emphasizes a high energy and shopper-friendly environment.

We operate within the natural products retail industry, which is a subset of the large and stable U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. According to The Natural Foods Merchandiser, a leading industry trade publication, retail sales in the natural foods industry exceeded $80 billion during the 2012 calendar year.

Our Retail Segment operates sixteen retail health food stores as Chamberlin's Market & Café and Akin's Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin's, which was established in 1935, operates six stores in and around Orlando, Florida. Akin's, which was also established in 1935, has a total of ten locations in Arkansas, Kansas, Missouri, Nebraska, and Oklahoma.

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

Flexible Distribution Capabilities and Customer Service Programs

The size and flexibility of our wholesale distribution operations strategically position us to service a broad range of customers from independent retail outlets to large multi-location retailers. Our customizable customer service programs assist our customers in maximizing vendor promotions and by providing access to private label and custom foodservice programs, store layout and design consultation, and overall profitability consulting.

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

BUSINESS STRATEGY

We have a three-pronged dynamic business strategy to create shareholder value. This strategy includes:

•
Maximizing liquidity in the short term.

•
Reducing debt, investing in new information technologies, and selectively expanding product offerings in the medium term.

•
Growing both organically and through acquisitions in the long term.

To execute this strategy, our Company has rigorous operational processes in place designed to control costs, manage credit risk, monitor inventory levels, and maintain maximum liquidity. The success of our strategy however, is ultimately dependent on our ability to provide superior service, leading edge technologies, and an exceptional array of product offerings.

PRINCIPAL PRODUCTS

The sales of cigarettes represented 73% of our consolidated revenue in both fiscal 2013 and fiscal 2012. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 27% of our consolidated revenue in both fiscal 2013 and fiscal 2012.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 14 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment has a significant presence in the regions in which we operate. There are however, a number of both national and regional wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core-Mark International (San Francisco, California), as well as regional wholesalers such as Eby-Brown LLP (Chicago, Illinois), Farner-Bocken (Carroll, Iowa), and H.T. Hackney (Knoxville, Tennessee) along with a host of smaller grocery and tobacco wholesalers.

Competition within the wholesale distribution industry is primarily based on the range and quality of the services provided, pricing, variety of products offered, and the reliability of deliveries. Our larger competitors principally compete on pricing and breadth of product offerings, while our smaller competitors focus on customer service and their delivery arrangements.

We believe our business model positions us to compete with a wide range of competitors including national, regional, and local wholesalers. As the seventh (7th) largest convenience store distributor in the United States based on annual sales (according to Convenience Store News), our wholesale distribution business has sufficient economies of scale to offer competitive pricing as compared to national wholesalers. Additionally, we believe our flexible distribution and support model allow us to provide a high level of customized merchandising solutions.

COMPETITION—Retail Segment

Natural food and supplement retailing is an intensely competitive business. We face competition from a variety of sales channels including local, regional, and national retailers, specialty supermarkets, membership clubs, farmers markets, and other natural foods stores, each of which competes with us on the basis of product selection, quality, customer service, and price.

The natural food retail industry is highly fragmented. According to The Natural Foods Merchandiser ("NFM"), there are approximately 11,000 natural food retail stores operating independently or as part of small retail chains and nearly 36,000 stores when national chains such as Whole Foods Markets, Trader Joe's, Sprouts Farmers Market, Natural Grocers, General Nutrition Centers ("GNC"), and Vitamin World are included. The increasing demand for natural products has fueled an expansion by national chains which continue to add new stores and complete acquisitions. Additionally, in recent years conventional supermarkets have begun offering natural food products adding an additional layer of competition.

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

GOVERNMENT REGULATION

AMCON is subject to regulation by federal, state and local governmental agencies, including but not limited to the U.S. Department of Agriculture, the U.S. Food and Drug Administration ("FDA"), the Occupational Safety and Health Administration ("OSHA"), the Bureau of Alcohol Tobacco and Firearms ("ATF") and the U.S. Department of Transportation ("DOT"). These regulatory agencies generally impose standards for product quality and sanitation, workplace safety, and security and distribution policies.

The Company operates in 24 states and is subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In recent years a number of states, as well as the federal government, have increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls and as a mechanism to discourage tobacco product use.

ENVIRONMENTAL MATTERS

All of AMCON's facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2013 or fiscal 2012.

EMPLOYEES

At September 2013, the Company had 755 full-time and 119 part-time employees, which together serve in the following areas:

Managerial	40
Administrative	95
Delivery	116
Sales & Marketing	321
Warehouse	302

Total Employees	874

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

•
Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2013, approximately 73% of our consolidated revenues came from the distribution of cigarettes which generated approximately 26% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline. Further, beginning January 1, 2014 changes under the new Patient Protection and Affordable Care Act will allow insurance companies to charge tobacco users up to fifty percent (50%) more for health insurance policies than polices offered to non-tobacco users; a move which could further depress the demand for cigarettes and tobacco products. If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•
Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and fees have been imposed by city, state, and federal governments in recent years. Further, the new regulatory responsibilities of the FDA are being funded by fees imposed on tobacco companies. These fees have been passed on to wholesale distributors and end consumers in the form of higher prices for cigarette and tobacco products.

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

We receive payments from the manufacturers of the products we distribute including allowances, discounts, volume rebates, and other merchandising incentives in connection with various incentive programs. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the manufacturers or states change or discontinue these programs or we are unable to maintain the volume of our sales, our results of operations, business, cash flow, and financial condition could be negatively affected. There are no assurances that the manufacturers or states will maintain these programs.

•
Competition Within The Wholesale Distribution Industry May Have an Adverse Effect on Our Business.

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as our Company. Our Company's principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to those offered by our Company. Some of our competitors have substantial financial resources and long-standing customer relationships. This competition may reduce our margins and/or cause a loss in market share, adversely impacting our results of operations, cash flow, and financial condition.

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

In connection with the MSA, we are indemnified by many of the tobacco product manufacturers from whom we purchase cigarettes and other tobacco products for liabilities arising from the sale of the tobacco products that they supply to us. However, if litigation challenging the validity of the MSA were to be successful and all or part of the MSA is invalidated, we could be subject to substantial litigation due to the sales of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we continue to be indemnified by cigarette manufacturers that are parties to the MSA, future litigation awards against such cigarette manufacturers could be so large as to eliminate the ability of the manufacturers to satisfy their indemnification obligations. Our results of operations, business, cash flow, and overall financial condition could be negatively impacted due to increased litigation costs and potential adverse rulings against us.

•
We Face Competition From Sales of Deep-Discount Brands and Illicit and Other Low Priced Sales of Cigarettes.

Increased selling prices for cigarettes and higher cigarette taxes have resulted in the growth of deep-discount cigarette brands. Deep-discount cigarette brands are brands generally manufactured by companies that are not original participants to the MSA, and accordingly do not have cost structures burdened by the MSA. Since the MSA was signed, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially. If this growth continues, our results of operations, business cash flows, and overall financial condition would be negatively impacted.

RISK FACTORS RELATED TO THE RETAIL BUSINESS

•
Increases in Retail Health Food Store Competition May Have an Adverse Effect on Our Business.

In the retail health food business, our competitors include national natural foods supermarkets, such as Whole Foods Market and Natural Grocers, specialty supermarkets, regional natural foods stores, small specialty stores, and restaurants. In addition, conventional supermarkets and mass market outlets also offer natural products. Some of these competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting, and selling their products. Increased competition may have a material adverse effect on our results of operations, business, cash flow, and financial condition as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

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

Many of our stores are located in close proximity to shopping areas that also accommodate other well-known anchor stores. Sales at our stores are derived, in part, from the volume of traffic generated by the other anchor stores in the shopping areas where our stores are located. Customer traffic may be adversely affected by regional economic downturns, a general downturn in the local area where our store is located, long-term nearby road construction projects, the closing of nearby anchor stores or other nearby stores or the decline of the shopping environment in a particular shopping area. Any of these events would reduce our sales and leave us with excess inventory, which could have a material adverse impact on our business, financial condition, and results of operation. In response to such events, we may be required to increase markdowns or initiate marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

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

RISK FACTORS RELATED TO THE OVERALL BUSINESS

•
Employee Healthcare Benefits Represent a Significant Expense for Our Company and May Negatively Affect Our Profitability.

Healthcare represents a significant expense item for our Company and have been increasing in recent years similar to that of the general upward trend in healthcare costs nationwide. While we have been successful in controlling these costs in recent years through modifications to insurance coverage, including increasing co-pays and deductibles, there can be no assurance that we will be as successful in controlling such costs in the future. Continued increases in healthcare costs, as well as changes in laws, regulations, and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In particular, changes mandated under the Patient Protection and Affordable Care Act may increase our healthcare costs and negatively impact our cost structure, cash flow, profitability, and overall financial condition.

•
A Deterioration in Economic Conditions May Negatively Impact Sales in Both Our Business Segments

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

•
Capital Needed for Expansion May Not Be Available.

The acquisition of other distributors or existing retail stores, the opening of new retail stores, and the development of new or expansion of existing production and distribution facilities requires significant amounts of capital. In the past, our growth has been funded primarily through proceeds from bank debt, private placements of equity and debt and internally generated cash flow. These and other sources of capital may not be available to us in the future, which could impair our ability to further expand our business.

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

Under our credit facility, we are required to maintain a minimum debt service ratio if our excess availability falls below 10% of the maximum loan limit as defined in our revolving credit agreement. Our ability to comply with this covenant may be affected by factors beyond our control. If we breach, or if our lender contends that we have breached this covenant or any other restrictions, it could result in an event of default under our revolving credit facility, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facility could terminate their commitments to make further extensions of credit under our revolving credit facility. Additionally, our real estate notes payable includes a cross-default provision that would cause it to be in default and due immediately if our credit facility was deemed to be in default.

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

In addition, at September 2013 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in December 2014. If we were not able to renew our future labor agreements on similar terms, we may be unable to recover labor cost increases through increased prices or may suffer business interruptions as a result of strikes or other work stoppages.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The location and approximate square footage of the Company's six distribution centers and sixteen retail stores at September 2013 are set forth below:

Location	Square Feet
Distribution—IL, MO, ND, NE, SD, & TN	602,000
Retail—AR, FL, KS, MO, NE, & OK	161,900

Total Square Footage	763,900

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

Name	Age	Position
Christopher H. Atayan	53	Chairman of the Board, Chief Executive Officer, Director
Kathleen M. Evans	66	President, Director
Andrew C. Plummer	39	Vice President, Chief Financial Officer, and Secretary
Eric J. Hinkefent	52	President of Chamberlin's Market and Cafe and Akin's Natural Foods Market

CHRISTOPHER H. ATAYAN has served in various senior executive positions with the Company since March 2006, including his service as Chairman of the Board since January 2008 and Chief Executive Officer since October 2006, and has been a director of the Company since 2004. Mr. Atayan has served as the Senior Managing Director of Slusser Associates, a private equity and investment banking firm, since 1988, and has been engaged in private equity and investment banking since 1982. He also serves on the Board of Eastek Holdings, LLC, a manufacturing company.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock trades on NYSE MKT (formerly NYSE Amex Equities) under the trading symbol "DIT". As of October 31, 2013, the closing price of our common stock on NYSE MKT was $80.60 and there were 632,958 common shares outstanding. As of that date, the Company had approximately 700 persons holding common shares beneficially of which approximately 160 are shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company's common stock reported by NYSE MKT for fiscal 2013 and 2012.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
4th Quarter	$83.75	$77.50	$70.00	$59.00
3rd Quarter	79.75	68.75	67.50	56.21
2nd Quarter	78.20	65.78	69.11	57.66
1st Quarter	65.20	60.00	64.40	52.31

DIVIDEND POLICY

On a quarterly basis, the Company's Board of Directors evaluates the potential declaration of dividend payments on the Company's common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The Company's revolving credit facility provides that it may not pay dividends on its common shares in excess of $1.00 per common share on an annual basis. There is no limit on dividend payments provided that certain excess availability measurements have been maintained for the thirty day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a Fixed Charge Coverage Ratio of at least 1.10 to 1.0 as defined in the credit facility agreement.

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $0.5 million, or $0.72 per common share, during both fiscal 2013 and fiscal 2012.

The Company has Series A and B Convertible Preferred Stock ("Convertible Preferred Stock") outstanding at September 2013 which are not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on the Series A and Series B Convertible Preferred Stock totaling $0.2 million during fiscal 2013 and $0.3 million during fiscal 2012. See Note 2 to Consolidated Financial Statements included in this Annual Report for further information regarding these securities.

REPURCHASE OF COMPANY SHARES

During fiscal 2013, the Company repurchased 38,000 shares of its Series B Convertible Preferred Stock and 1,255 shares of its common stock from its holders in a private transaction for approximately $2.5 million. In a separate and unrelated private transaction during fiscal 2013, the Company also repurchased 12,954 shares of its common stock from an independent third party for cash and other consideration totaling approximately $0.8 million. The Company did not repurchase any shares of its common stock during the fourth fiscal quarter of 2013. At September 2013, 50,000 shares of Company common shares remained authorized for repurchase in either open market or privately negotiated transactions, as previously approved by the Company's Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ISSUANCE OF COMPANY SHARES

Pursuant to the conversion rights contained in the Series B Convertible Preferred Stock ("Series B"), during the first fiscal quarter of 2013 holders of the Series B converted 4,000 shares into 4,056 shares of the Company's common stock.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2013 and September 2012. For more information regarding our business segments, see Item 1 "Business" of this Annual Report.

Business Update—Wholesale Segment

Over the past several years our wholesale business has been highly focused on a number of evolving trends within the convenience store industry which represents the majority of our customer base. These trends include:

Industry consolidation

Both convenience stores and the wholesale distributors which serve them are requiring larger economies of scale to effectively compete. Accordingly, both convenience stores and wholesale distributors are consolidating. While this creates opportunities for our Company to acquire smaller competitors, we also face a significant risk that our customers may be acquired by convenience store chains not serviced by us. This consolidation trend has impacted profit margins industry-wide.

Demand for cigarettes

The sale of cigarettes represents approximately 33% of total in-store sales for convenience stores according to NACS. During fiscal 2013, cigarette sales accounted for 73% of our consolidated revenues. The demand for cigarettes and tobacco has been decreasing since the 1980's due to a general decline in the number of smokers in the United States and the impact of legislative actions such as smoking bans and higher excise taxes.

Technology

Convenience stores are increasingly relying on technology to manage their business. The ability of distributors to provide capabilities such as inventory scanning, electronic price books, sku rationalization, category management, and access to robust management reporting to their convenience store customers is growing in importance.

Other Factors

In addition to these larger trends, a number of external forces could create additional headwinds for the industry in the coming years. For example, beginning January 1, 2014 changes under the new Patient Protection and Affordable Care Act ("ACA") permit insurance companies to charge tobacco users up to fifty percent (50%) more for health insurance policies than those offered to non-tobacco users. While the initial impact of these ACA provisions on tobacco demand is not expected to be significant, that may change over time. Additionally, it is possible that tiered health insurance premiums will become more common for individuals deemed to be obese or have other medical conditions considered to be lifestyle oriented. These shifts in the health insurance market may directly impact the demand and kinds of products sold within the convenience store channel.

In addition to the above considerations, the industry is experiencing increased competition from new market entrants such as well capitalized national drug and dollar stores. While not direct competitors, these retail formats often target product categories historically carried by convenience stores.

Despite these changes in the market place, the convenience store channel remains highly adaptive and innovative. The declining demand for cigarettes and tobacco products is well understood within the industry and most convenience store owners are positioning their businesses for a future which is less reliant on these products. Accordingly, our Company has been heavily focused on assisting independent convenience store owners re-position their businesses. Independent convenience store owners represent a large portion of our customer base and over 63% of the industry's 149,000 total locations.

These efforts have focused on introducing new product lines and merchandising programs to improve sales turnover and profit margins. Categories such as "snacks" and "fresh bakery items" have recently experienced a tremendous wave of innovation around flavors, healthy alternatives, and consumer friendly packing (i.e. non-spill or resealable containers). Additionally, items such as gourmet sandwiches and wraps, specialty drinks and juices, and yogurts offer new growth areas and alternatives to declining cigarette sales.

In an effort to further differentiate our Company from "price-only" competition, we have emphasized a range of services centered around store re-imaging and technology. Store re-imaging is becoming more important as customer expectations around store design and layout, lighting, color schemes, and cleanliness standards are being lifted industry-wide by the most progressive convenience store chains. We also see technology as an effective way to counter "price only" competition. Many wholesale distributors offer very limited technology solutions to their convenience store customers. These distributors will likely struggle to satisfy the coming wave of demand for new customer facing technologies such as mobile applications that provide information about product specials or the ability to place orders remotely.

The Future

We believe the direction of wholesale distribution is becoming less about transporting highly commoditized products and more about providing differentiated merchandising and technology solutions to customers. While we expect the operating environment to remain highly competitive, we believe our long legacy of serving independent and fast growing small convenience store operations positions us well to capitalize on these changes.

Business Update—Retail Segment

The retail health food industry posted another record year during the 2012 calendar year, with sales topping $80 billion, a 10% increase over the 2011 calendar year according to The Natural Foods Merchandiser ("NFM"). This compares to a 2012 sales growth rate of 3.1% for traditional supermarkets according to the Progressive Grocer and represents two consecutive years of sales growth of at least 10% industry wide.

Two emerging industry trends gained significant momentum during 2013: 1) heightened attention to food ingredients by consumers and 2) increased competition. These emerging trends present both opportunities and challenges for our own retail health food business.

Food Ingredients

We believe a number of factors are influencing the increasing demand and acceptance of natural products. First, during 2013 a range of high profile media stories and research reports were released covering subjects such as the arsenic levels in rice, the impact of genetic modified organisms ("GMOs") in processed foods (particularly corn based products), and the potential link between gluten and soy allergies and food additives. These stories and research reports were closely followed by the general media and generated a significant amount of interest among food companies, retailers, and consumers. Additionally, a number of nationally syndicated medical TV programs continue to run frequent programming on topics related to good health and diet. Collectively, we believe this ongoing media coverage is helping fuel the increasing demand for natural products.

Increased Competition

The growth in the demand for natural products has not gone unnoticed. The second major trend which emerged during 2013 was an increase in competition. Over the past several years, a wide range of well financed competitors have entered the industry. Regional and national competitors such as Whole Foods Market, Trader Joe's, Sprouts Farmers Market, and Natural Grocers have all engaged in new store expansion strategies, often opening new retail sites in close proximity to our existing stores. Additionally, the purchase of consumer health products over the internet continues to grow and compete with brick and mortar retailers. The Midwestern United States in particular has experienced an increase in competition over the past year which has pressured sales and gross margins.

Identifying organic growth and strategic acquisition opportunities remains a top priority for our management team. During fiscal 2013, the Company opened two new Akin's health food stores located in Northwest Arkansas and Nebraska. We continue to believe that mid-market cities still offer attractive options for new store expansion. Our new site selection criteria focuses on areas with strong real estate sites that can accommodate a lively and dynamic customer experience that we strive to create in all of our stores. All of our new stores must adhere to our specific screening criteria.

For over 75 years, our health food stores have succeeded with a simple value proposition; helping our customers maintain good health. While consumer tastes and product offerings will evolve and change over time, we believe our customer focused philosophy will remain attractive.

Results of Operations

The following table sets forth an analysis of various components of the Company's Statement of Operations as a percentage of sales for fiscal years 2013 and 2012:

	Fiscal Years
	2013	2012
Sales	100.0%	100.0%
Cost of sales	93.6	93.3

Gross profit	6.4	6.7
Selling, general and administrative expenses	5.3	5.4
Depreciation and amortization	0.2	0.2

Operating income	0.9	1.1
Interest expense	0.1	0.1

Income before income taxes	0.8	1.0
Income tax expense	0.4	0.4

Net income	0.4	0.6
Preferred stock dividend requirements	—	—

Net income available to common shareholders	0.4%	0.6%

	Fiscal Years
			Incr (Decr)(2)
(In millions)	2013(2)	2012(2)		% Change(2)
CONSOLIDATED:
Sales(1)	$1,211.1	$1,174.2	$36.9	3.1%
Cost of Sales	1,133.7	1,095.1	38.6	3.5
Gross profit	77.4	79.1	(1.7)	(2.2)
Gross profit percentage	6.4%	6.7%
Operating expense	66.3	65.6	0.6	1.0
Operating income	11.1	13.4	(2.4)	(17.5)
Interest expense	1.1	1.4	(0.3)	(18.5)
Income tax expense	4.4	5.0	(0.7)	(13.1)
Net income	5.9	7.4	(1.5)	(20.5)
BUSINESS SEGMENTS:
Wholesale
Sales(1)	$1,174.0	$1,136.8	$37.1	3.3%
Gross profit	61.2	63.0	(1.8)	(2.8)
Gross profit percentage	5.2%	5.5%
Retail
Sales	$37.1	$37.3	$(0.2)	(0.7)%
Gross profit	16.1	16.0	0.1	0.5
Gross profit percentage	43.5%	43.0%

(1)
Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $19.4 million in fiscal 2013 and $17.2 million in fiscal 2012.

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

SALES—Fiscal 2013 vs. Fiscal 2012

Sales in our Wholesale Segment increased $37.1 million from fiscal 2012 to fiscal 2013. Significant items impacting sales during fiscal 2013 included a $23.9 million increase in sales related to price increases implemented by cigarette manufacturers, a $14.6 million increase in sales related to higher state excise taxes between the comparative periods, and a $11.8 million increase in sales in our other product categories. These increases were partially offset by a $13.2 million decrease in sales primarily related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased approximately $0.2 million from fiscal 2012 to fiscal 2013. During fiscal 2013, our Akin's retail stores experienced lower sales due to increased competition from national and regional health food chains. This decrease in sales was partially offset by revenue generated at our two new retail stores which opened during fiscal 2013, as well as higher sales in our Florida market stores.

GROSS PROFIT—Fiscal 2013 vs. Fiscal 2012

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

Gross profit in our Wholesale Segment decreased $1.8 million from fiscal 2012 to fiscal 2013. Of this decrease in gross profit, approximately $2.7 million related to changes in the overall volume and mix of cigarette cartons sold as well as a reduction in benefits related to state excise tax increases. These decreases were partially offset by a $0.9 million increase in gross profit in our other product categories.

Gross profit in our Retail Segment increased $0.1 million from fiscal 2012 to fiscal 2013. During fiscal 2013, we experienced an increase in gross profit from the opening of two new retail stores as well as higher gross margin in our Florida market stores. These increases were partially offset by lower gross profit in our existing Akin's retail stores.

OPERATING EXPENSE—Fiscal 2013 vs. Fiscal 2012

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

Fiscal 2013 consolidated operating expenses increased $0.6 million as compared to 2012. Significant items impacting operating expenses during fiscal 2013 included a $1.0 million increase in operating expenses in our Retail Segment, primarily related to higher employee costs and the opening of new health food retail stores. This increase in operating expenses was partially offset by a $0.4 million decrease in our Wholesale Segment operating expenses.

INCOME TAX EXPENSE—Fiscal 2013 vs. Fiscal 2012

The effective income tax rate for fiscal 2013 was 42.8% as compared to 40.6% in fiscal 2012. The increase in effective tax rates from fiscal 2012 to fiscal 2013 was primarily related to changes in the amount of nondeductible expenses under the Internal Revenue Service Code.

Liquidity and Capital Resources

OVERVIEW

•
General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•
Operating Activities.  During fiscal 2013, the Company generated cash of approximately $5.7 million from operating activities. Significant sources of cash during the period included lower accounts receivable and other current assets combined with the impact of net earnings. These sources of cash were partially offset by an increase in inventories and a decrease in accounts payable.

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

•
Investing Activities.  The Company used cash of $1.9 million during fiscal 2013 for investing activities. These investing activities primarily related to capital expenditures on property and equipment in our wholesale business segment in addition to capital expenditures related to the opening of two retail stores in our retail segment.

•
Financing Activities.  The Company used cash of $4.0 million from financing activities during fiscal 2013. Of this amount, approximately $0.5 million related to net borrowings on the Company's credit facilty. These borrowings were offset by $1.2 million related to repayments on long-term debt, $2.5 million related to the repurchase of the Company's common stock and Series B Convertible Preferred Stock, $0.7 million related to dividends on the Company's common and preferred stock, and $0.1 million related to equity-based stock awards.

•
Cash on Hand/Working Capital.  At September 2013, the Company had cash on hand of $0.3 million and working capital (current assets less current liabilities) of $53.4 million. This compares to cash on hand of $0.5 million and working capital of $49.9 million at September 2012.

The Company primarily finances its operations through a credit agreement (the "Facility") with Bank of America. The Facility included the following significant terms at September 2013:

•
A July 2018 maturity date without a penalty for prepayment.

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

•
The Facility bears interest at either the bank's prime rate, or at LIBOR plus 125 - 175 basis points depending on certain credit facility utilization measures, at the election of the Company.

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

•
Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis. There is no limit on dividend payments provided that certain excess availability measurements have been maintained for the thirty day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a Fixed Charge Coverage Ratio of at least 1.10 to 1.0 as defined in the credit facility agreement.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2013 was $62.1 million, of which $14.8 million was outstanding, leaving $47.3 million available.

At September 2013, the revolving portion of the Company's Facility balance bore interest based on the bank's prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.14% at September 2013.

During fiscal 2013, our peak borrowings under the Facility were $50.4 million and our average borrowings and average availability was $30.0 million and $36.0 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA ("BMO") which is also a participant lender on the Company's revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2013. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2013.

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

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

Long-lived assets consist primarily of property and equipment, intangible assets, and goodwill acquired in business combinations. Property and equipment and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Indefinite-lived intangible assets and goodwill are not amortized. Impairment of the Company's long-lived assets is assessed during the Company's fourth fiscal quarter or whenever events or circumstances change that indicate the carrying value of such long-lived assets may not be recoverable. The Company recorded no impairment charges during either fiscal 2013 or fiscal 2012.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however, early adoption is permitted as is a retrospective application. The Company is currently evaluating the impact, if any, that this new standard will have on its Consolidated Financial Statements.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•
increases in state and federal excise taxes on cigarette and tobacco products,

•
increasing health care costs and the potential impact on discretionary consumer spending,

•
changes in laws and regulations and ongoing compliance with the Patient Protection and Affordable Care Act,

•
the expansion of large and well capitalized national and regional health food retail store chains,

•
integration risk related to acquisitions or other efforts to expand,

•
higher commodity prices which could impact food ingredient costs for many of the products we sell,

•
regulation of cigarette and tobacco products by the FDA, in addition to existing state and federal regulations by other agencies,

•
potential bans or restrictions imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•
increases in manufacturer prices,

•
increases in inventory carrying costs and customer credit risk,

•
changes in promotional and incentive programs offered by manufacturers,

•
decreased availability of capital resources,

•
demand for the Company's products, particularly cigarette and tobacco products,

•
new business ventures or acquisitions,

•
opening of new health food retail stores,

•
domestic regulatory and legislative risks,

•
competition,

•
poor weather conditions,

•
increases in fuel prices,

•
consolidation trends within the retail health food, convenience store, and wholesale distribution industries,

•
natural disasters and domestic unrest,

•
other risks over which the Company has little or no control, and any other factors not identified herein.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCON Distributing Company and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY LLP

Omaha, Nebraska

November 8, 2013

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
ASSETS
Current assets:
Cash	$275,036	$491,387
Accounts receivable, less allowance for doubtful accounts of $1.1 million at 2013 and $1.2 million at 2012	28,383,205	32,681,835
Inventories, net	46,125,187	38,364,621
Deferred income taxes	1,831,933	1,916,619
Prepaid and other current assets	5,001,992	6,476,702

Total current assets	81,617,353	79,931,164
Property and equipment, net	13,088,859	13,083,912
Goodwill	6,349,827	6,349,827
Other intangible assets, net	4,820,978	5,185,978
Other assets	497,882	1,258,985

	$106,374,899	$105,809,866

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,859,636	$17,189,208
Accrued expenses	6,714,444	6,931,859
Accrued wages, salaries and bonuses	2,754,136	2,503,361
Income taxes payable	1,922,351	2,194,966
Current maturities of long-term debt	998,788	1,182,829

Total current liabilities	28,249,355	30,002,223
Credit facility	14,841,712	14,353,732
Deferred income taxes	3,327,010	3,633,390
Long-term debt, less current maturities	4,076,892	5,075,680
Other long-term liabilities	239,396	336,186
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both September 2013 and September 2012	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at September 30, 2013 and 58,000 shares issued and outstanding at September 30, 2012, and a total liquidation preference of $0.4 million and $1.5 million at September 2013 and September 2012, respectively	400,000	1,450,000
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 116,000 and 158,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $0.01 par value, 3,000,000 shares authorized, 623,115 shares issued and outstanding at September 2013 and 612,327 shares issued and outstanding at September 2012	6,543	6,293
Additional paid-in capital	12,502,135	11,021,109
Retained earnings	43,532,812	38,349,253
Treasury stock at cost	(3,300,956)	(918,000)

Total shareholders' equity	52,740,534	48,458,655

	$106,374,899	$105,809,866

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2013	2012
Sales (including excise taxes of $386.4 million and $371.3 million, respectively)	$1,211,052,634	$1,174,167,758
Cost of sales	1,133,695,309	1,095,105,573

Gross profit	77,357,325	79,062,185

Selling, general and administrative expenses	63,880,109	63,250,681
Depreciation and amortization	2,412,613	2,392,414

	66,292,722	65,643,095

Operating income	11,064,603	13,419,090
Other expense (income):
Interest expense	1,108,146	1,359,241
Other (income), net	(277,215)	(340,713)

	830,931	1,018,528

Income from operations before income tax expense	10,233,672	12,400,562
Income tax expense	4,375,000	5,033,000

Net income	5,858,672	7,367,562
Preferred stock dividend requirements	(205,218)	(269,095)

Net income available to common shareholders	$5,653,454	$7,098,467

Basic earnings per share available to common shareholders:	$9.08	$11.56
Diluted earnings per share available to common shareholders:	$7.79	$9.40
Basic weighted average shares outstanding	622,904	614,046
Diluted weighted average shares outstanding	751,812	784,108

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock
					Additional Paid in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance, October 1, 2011	609,320	$6,093	—	$—	$9,981,055	$31,721,445	$41,708,593
Dividends on common stock, $0.72 per share	—	—	—	—	—	(470,659)	(470,659)
Dividends on convertible preferred stock	—	—	—	—	—	(269,095)	(269,095)
Compensation expense and issuance of stock in connection with equity-based awards	15,951	159	—	—	940,095	—	940,254
Conversion of Series B Convertible Preferred Stock to common stock by holders	4,056	41	—	—	99,959	—	100,000
Purchase of common stock	—	—	(17,000)	(918,000)	—	—	(918,000)
Net income	—	—	—	—	—	7,367,562	7,367,562

Balance, September 30, 2012	629,327	6,293	(17,000)	(918,000)	11,021,109	38,349,253	48,458,655
Dividends on common stock, $0.72 per share	—	—	—	—	—	(469,895)	(469,895)
Dividends on convertible preferred stock	—	—	—	—	—	(205,218)	(205,218)
Compensation expense and issuance of stock in connection with equity-based awards	20,941	209	—	—	1,381,067	—	1,381,276
Conversion of Series B Convertible Preferred Stock to common stock by holders	4,056	41	—	—	99,959	—	100,000
Repurchase of Series B Convertible Preferred Stock and common stock	—	—	(14,209)	(2,382,956)	—	—	(2,382,956)
Net income	—	—	—	—	—	5,858,672	5,858,672

Balance, September 30, 2013	654,324	$6,543	(31,209)	$(3,300,956)	$12,502,135	$43,532,812	$52,740,534

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,858,672	$7,367,562
Adjustments to reconcile income from operations to net cash flows from operating activities:
Depreciation	2,047,613	2,017,726
Amortization	365,000	374,688
Gain on sale of property and equipment	(56,829)	(36,900)
Equity-based compensation	1,303,310	1,426,848
Deferred income taxes	(221,694)	681,422
Recoveries of losses on doubtful accounts	(55,000)	(5,243)
Recoveries for losses on inventory obsolescence	(91,494)	(20,512)
Other	(93,328)	(8,045)
Changes in assets and liabilities:
Accounts receivable	4,353,630	287,101
Inventories	(7,669,072)	103,873
Prepaid and other current assets	1,474,710	(403,166)
Other assets	232	(20,160)
Accounts payable	(1,391,539)	(1,250,790)
Accrued expenses and accrued wages, salaries and bonuses	181,294	(710,302)
Income taxes payable	(272,615)	94,786

Net cash flows from operating activities	5,732,890	9,898,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,113,426)	(1,480,782)
Proceeds from sales of property and equipment	179,662	129,834

Net cash flows from investing activities	(1,933,764)	(1,350,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on bank credit agreements	487,980	(6,417,881)
Principal payments on long-term debt	(1,182,829)	(1,320,311)
Repurchase of Series B Convertible Preferred Stock and common stock	(2,572,085)	(918,000)
Dividends paid on convertible preferred stock	(205,218)	(269,095)
Dividends on common stock	(469,895)	(470,659)
Proceeds from exercise of stock options	1,180	1,180
Withholdings on the exercise of equity-based awards	(74,610)	(51,452)

Net cash flow from financing activities	(4,015,477)	(9,446,218)

Net change in cash	(216,351)	(898,278)
Cash, beginning of year	491,387	1,389,665

Cash, end of year	$275,036	$491,387

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended September
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,115,991	$1,393,470
Cash paid during the year for income taxes	4,867,986	4,256,794
Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	$73,204	$11,237
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,389,258	950,562
Conversion by holders of Series B Convertible Preferred Stock to common stock	100,000	100,000
Common stock acquired with other consideration	760,871	—

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

AMCON's wholesale distribution business includes six distribution centers that sell approximately 16,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON also operates six retail health food stores in Florida under the name Chamberlin's Market & Café ("Chamberlin's") and ten in the Midwest under the name Akin's Natural Foods Market ("Akin's"). These stores carry natural supplements, groceries, health and beauty care products, and other food items.

The Company's operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company's retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 73% of our consolidated revenue and 26% of our consolidated gross profit during fiscal 2013 and 73% of our consolidated revenue and 29% of our consolidated gross profit during fiscal 2012.

(b) Accounting Period:

The Company's fiscal year ends on September 30 and the fiscal years ended September 30, 2013 and September 30, 2012 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2013 and fiscal 2012 totaled approximately $1.6 million and $2.0 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company's policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 7). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

(f) Inventories:

At September 2013 and September 2012, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis) or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. Finished goods included total reserves of approximately $0.8 million and $0.9 million at September 2013 and September 2012, respectively. These reserves include the Company's obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2013	September 2012
Prepaid expenses	$1.0	$1.1
Prepaid inventory	4.0	5.4

	$5.0	$6.5

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

The Company reviews property and equipment for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the asset group are estimated over the asset's useful life of the primary asset and based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

asset group may not be recoverable, the potential impairment is determined based on the amount by which the carrying value of the asset group exceeds the fair value of the asset group.

(i) Goodwill and Intangible Assets:

Our goodwill consists of the excess purchase price paid in business combinations over the fair value of assets acquired. Our intangible assets consist of trademarks, tradenames, customer relationships, and the value of non-competition agreements acquired as part of acquisitions. Goodwill, trademarks, and tradenames are considered to have indefinite lives.

The Company employs the non-amortization approach to account for purchased intangible assets having indefinite useful lives and goodwill. Under the non-amortization approach, goodwill and intangible assets having indefinite useful lives and are not amortized into the results of operations, but instead are reviewed annually or more frequently if events or changes in circumstances indicate that the assets might be impaired, to assess whether their fair value exceeds their carrying value. The Company performs its annual goodwill and intangible asset impairment assessment during the fourth fiscal quarter of each year.

When evaluating the potential impairment of non-amortizable indefinite-lived assets and goodwill we first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company's reporting units. If after completing this assessment, it is determined that it is more that than likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

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

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are assessed for impairment at least annually or whenever events or circumstances change which may indicate that the carrying amount of the assets may not be recoverable. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating the elements of property and equipment. If impaired, the related assets are written down to their fair value.

No impairments of goodwill, indefinite-lived assets, or identifiable intangible assets with finite lives were recorded during either fiscal 2013 or fiscal 2012.

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

(q) Adoption of New Accounting Standards:

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however, early adoption is permitted as is a retrospective application. The Company is currently evaluating the impact, if any, that this new standard will have on its Consolidated Financial Statements.

2. CONVERTIBLE PREFERRED STOCK:

The Company had two series of convertible preferred stock outstanding at September 2013 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares outstanding at September 2013:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares to be issued upon conversion:	82,481	16,227
Dividend rate:	6.785%	6.37%

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

In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. CONVERTIBLE PREFERRED STOCK: (Continued)

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

During fiscal 2013, the Company repurchased 38,000 shares of its Series B Convertible Preferred Stock along with 1,255 shares of its common stock in a private transaction totaling approximately $2.5 million. The shares acquired by the Company were purchased from an institutional investor in a privately negotiated transaction that was not effected on any trading market. Prior to the Company's repurchase of the preferred and common shares, the institutional holder of the Series B Preferred Stock also converted 4,000 of its Series B share holdings into 4,056 common shares of the Company.

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

Shares of common stock underlying outstanding stock options and restricted stock unit awards at September 2013 and September 2012 which were anti-dilutive were not included in the computations of diluted earnings per share. Such anti-dilutive awards excluded from the computation of diluted earnings per share included 500 shares of common stock with an average exercise price of $65.97 at September 2013 and 5,950 shares of common stock with an average exercise price of $54.53 at September 2012.

	For Fiscal Years
	2013 Basic	2012 Basic
Weighted average common shares outstanding	622,904	614,046

Net income	$5,858,672	$7,367,562
Deduct: convertible preferred stock dividends	(205,218)	(269,095)

Net income available to common shareholders	$5,653,454	$7,098,467

Net earnings per share available to common shareholders	$9.08	$11.56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. EARNINGS PER SHARE: (Continued)

	2013 Diluted	2012 Diluted
Weighted average common shares outstanding	622,904	614,046
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock(1)	128,908	170,062

Weighted average number of shares outstanding	751,812	784,108

Net income	$5,858,672	$7,367,562
Deduct: convertible preferred stock dividends(2)	—	—

Net income available to common shareholders	$5,858,672	$7,367,562

Net earnings per share available to common shareholders	$7.79	$9.40

(1)
Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)
Diluted earnings per share calculation excludes dividend payments for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2013 and 2012 consisted of the following:

	2013	2012
Land	$648,818	$648,818
Buildings and improvements	9,166,545	9,154,544
Warehouse equipment	11,318,709	10,839,751
Furniture, fixtures and leasehold improvements	10,396,053	9,545,001
Vehicles	2,873,452	2,512,347
Construction in progress	197,425	132,253

	34,601,002	32,832,714
Less accumulated depreciation and amortization:
Owned property and equipment	(21,512,143)	(19,748,802)

	$13,088,859	$13,083,912

5. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at September 2013 and September 2012 was as follows:

	2013	2012
Wholesale	$4,436,950	$4,436,950
Retail	1,912,877	1,912,877

	$6,349,827	$6,349,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND OTHER INTANGIBLE ASSETS: (Continued)

Other intangible assets at fiscal year ends 2013 and 2012 consisted of the following:

	2013	2012
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.2 million at September 2013 and $0.1 million at 2012)	266,667	366,667
Customer relationships (less accumulated amortization of $0.9 million and $0.7 million at September 2013 and 2012, respectively)	1,181,042	1,446,042

	$4,820,978	$5,185,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At September 2013, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of previous acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets totaled $0.4 million during both fiscal 2013 and fiscal 2012.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at September 2013:

Fiscal 2014	$365,000
Fiscal 2015	365,000
Fiscal 2016	331,667
Fiscal 2017	265,000
Fiscal 2018	79,375
Thereafter	41,667

$1,447,709

6. OTHER ASSETS:

Other assets at September 2013 and September 2012 consisted of the following:

	2013	2012
Cash surrender value of life insurance policies	$75,353	$836,224
Other	422,529	422,761

	$497,882	$1,258,985

7. DEBT:

The Company primarily finances its operations through a credit facility agreement with Bank of America (the "Facility") and long-term debt agreements with banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT: (Continued)

CREDIT FACILITY

	2013	2012
Revolving portion of the Facility, interest payable at 2.14% at September 2013	$14,841,712	$14,353,732

The Facility included the following significant terms at September 2013:

•
A July 2018 maturity date without a penalty for prepayment.

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

•
The Facility bears interest at either the bank's prime rate, or at LIBOR plus 125 - 175 basis points depending on certain credit facility utilization measures, at the election of the Company.

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

•
Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis. There is no limit on dividend payments provided that certain excess availability measurements have been maintained for the thirty day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a Fixed Charge Coverage Ratio of at least 1.10 to 1.0 as defined in the credit facility agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT: (Continued)

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long-term obligations at fiscal 2013 and fiscal 2012 as follows:

	2013	2012
Note payable to a bank ("Real Estate Loan"), interest payable at a fixed rate of 2.99% with monthly installments of principal and interest of $38,344 through June 2017 with remaining principal due July 2017, collateralized by three distribution facilities	$4,407,901	$4,729,031
Note payable, interest payable at a fixed rate of 4.00%, with quarterly installments of principal and interest of $226,874 through June 2014	667,779	1,526,821
Obligation payable, interest payable at a fixed rate of 4.96% with monthly installments of principal and interest of $448.	—	2,657

	5,075,680	6,258,509
Less current maturities	998,788	1,182,829

	$4,076,892	$5,075,680

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2014	$998,787
2015	341,191
2016	351,383
2017	3,384,319

$5,075,680

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's long-term debt approximated its carrying value at September 2013.

Cross Default and Co-Terminus Provisions

The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA ("BMO") which is also a participant lender on the Company's revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2013. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER INCOME, NET:

Other income, net consisted of the following for fiscal 2013 and 2012:

	2013	2012
Interest income	$25,949	$32,686
Other	251,266	308,027

	$277,215	$340,713

9. INCOME TAXES:

The components of income tax expense from operations for fiscal 2013 and fiscal 2012 consisted of the following:

	2013	2012
Current: Federal	$4,099,901	$3,731,414
Current: State	496,793	620,164

	4,596,694	4,351,578

Deferred: Federal	(203,382)	625,137
Deferred: State	(18,312)	56,285

	(221,694)	681,422

Income tax expense	$4,375,000	$5,033,000

The difference between the Company's income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 35% for both fiscal 2013 and fiscal 2012 on income before income taxes is as follows:

	2013	2012
Tax at statutory rate	$3,581,789	$4,340,196
Amortization of goodwill and other intangibles	(3,471)	(5,207)
Nondeductible business expenses	487,793	339,872
State income taxes, net of federal tax benefit	346,108	418,316
Valuation allowance, net operating losses	(26,889)	(4,389)
Other	(10,330)	(55,788)

	$4,375,000	$5,033,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES: (Continued)

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to the net deferred tax asset (liabilities) at fiscal year ends 2013 and 2012 relate to the following:

	2013	2012
Deferred tax assets:
Current:
Allowance for doubtful accounts	$413,134	$427,450
Accrued expenses	1,250,868	1,208,999
Inventory	421,397	457,844
Other	58,595	92,384

	2,143,994	2,186,677
Noncurrent:
Property and equipment	$82,081	$93,428
Net operating loss carry forwards—federal	379,842	425,884
Net operating loss carry forwards—state	596,545	623,434

	1,058,468	1,142,746

Total deferred tax assets	3,202,462	3,329,423
Valuation allowance	(586,299)	(613,188)

Net deferred tax assets	$2,616,163	$2,716,235

Deferred tax liabilities:
Current:
Trade discounts	$312,061	$270,058

	312,061	270,058
Noncurrent:
Property and equipment	1,512,677	2,165,674
Goodwill	1,060,943	968,024
Intangible assets	1,225,559	1,029,250

	3,799,179	4,162,948

Total deferred tax liabilities	$4,111,240	$4,433,006

Net deferred tax assets (liabilities):
Current	$1,831,933	$1,916,619
Noncurrent	(3,327,010)	(3,633,390)

	$(1,495,077)	$(1,716,771)

At September 2013, the Company had a $0.4 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $1.1 million and were primarily attributable to the Company's fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. ("HNWC"), a wholly owned subsidiary of the Company. The utilization of HNWC's net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES: (Continued)

At September 2013, the Company had a valuation allowance of approximately $0.6 million against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during either fiscal 2013 or fiscal 2012, and the Company does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2010 and forward remain open under U.S. and state statutes.

10. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.7 and $0.6 million (net of employee forfeitures) in fiscal 2013 and fiscal 2012, respectively.

11. RELATED PARTY TRANSACTIONS:

The Company's Series A Preferred Stock and 8,000 shares of the Series B Preferred Stock is owned by Mr. Christopher Atayan, AMCON's Chief Executive Officer and Chairman of the Board. During both fiscal 2013 and fiscal 2012, the Company paid Mr. Atayan cash dividends of approximately $0.2 million related to his ownership of the Series A Preferred Stock and Series B Preferred Stock.

Our Retail Segment leases warehouse space from TIP Properties, LLC, which is owned by Mr. Eric Hinkefent, President of Chamberlin's Natural Foods, Inc. and Health Food Associates, and another Company employee. Annual rental payments related to this lease were approximately $0.1 million in both fiscal 2013 and fiscal 2012.

12. COMMITMENTS AND CONTINGENCIES:

Lease Obligations

The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases totaled approximately $4.8 million in fiscal 2013 and $5.2 million in fiscal 2012.

At September 2013 the minimum future lease commitments were as follows:

Fiscal Year Ending	Operating Leases
2014	$4,550,694
2015	4,117,294
2016	3,482,798
2017	2,378,275
2018	2,145,973
Thereafter	3,683,480

Total minimum lease payments	$20,358,514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES: (Continued)

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

The Company's liabilities for unpaid and incurred, but not reported claims, for workers' compensation, general liability, and health insurance at September 2013 and September 2012 was $1.3 million and $1.4 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company's opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company's self-insured liabilities reserve is set forth below (in millions):

	2013	2012
Beginning balance	$1.4	$1.6
Charged to expense	5.4	5.1
Payments	5.5	5.3

Ending balance	$1.3	$1.4

13. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plan

The Company has an Omnibus Incentive Plan ("the Omnibus Plan") which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company's common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company's common stock. At September 2013, awards with respect to a total of 130,726 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 19,274 shares may be awarded under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EQUITY-BASED INCENTIVE AWARDS: (Continued)

Stock Options

The Company issued 8,000 and 6,500 incentive stock options to various employees pursuant to the provisions of the Company's Omnibus Plan during fiscal 2013 and fiscal 2012, respectively. These awards vest over service periods ranging from three to five years and had an estimated fair value at the time of award of approximately $0.1 million in both fiscal 2013 and fiscal 2012 using the Black-Scholes option pricing model. The following assumptions were used in connection with the Black-Scholes option pricing calculation:

	Stock Option Pricing Assumptions
	2013	2012
Risk-free interest rate	1.46%	2.39%
Dividend yield	1.10%	1.10%
Expected volatility	25.00%	27.90%
Expected life in years	6	6

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at September 2013 are summarized as follows:

					Exercisable
	Exercise Price	Number Outstanding	Remaining Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	3.20 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	5,500	6.58 years	$51.50	3,300	$51.50
Fiscal 2012	$53.80 - $65.97	6,500	8.09 years	$54.74	1,300	$54.74
Fiscal 2013	$62.33	8,000	9.07 years	$62.33	—	$—

		45,000		$35.28	29,600	$23.35

The following is a summary of stock option activity during fiscal 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2012	37,042	$29.43
Granted	8,000	62.33
Exercised	(42)	28.80
Forfeited/Expired	—	—

Outstanding at September 2013	45,000	$35.28

Net income before income taxes included compensation expense related to the amortization of the Company's stock option awards of $0.1 million during fiscal 2013 and less than $0.1 million in fiscal 2012. At September 2013, total unamortized compensation expense related to stock options was approximately $0.2 million. This unamortized compensation expense is expected to be amortized over approximately the next 36 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EQUITY-BASED INCENTIVE AWARDS: (Continued)

The aggregate intrinsic value of stock options outstanding was approximately $2.1 million and $1.3 million at September 2013 and September 2012, respectively. The aggregate intrinsic value of stock options exercisable was approximately $1.7 million and $1.2 million at September 2013 and September 2012, respectively.

The total intrinsic value of stock options was less than $0.1 million in both fiscal 2013 and fiscal 2012. The total fair value of stock options vested during fiscal 2013 and fiscal 2012 was $0.2 million and $0.1 million, respectively.

Restricted Stock Units

At September 2013, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company's management team pursuant to the provisions of the Company's Omnibus Plan:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	November 22, 2010	October 26, 2011	October 23, 2012
Original number of awards issued:	12,000	15,900	15,000
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date:	$864,000	$855,000	$935,000
Awards outstanding at September 2013	4,000	10,600	15,000
Fair value of non-vested awards at September 2013:	$328,000	$868,000	$1,228,000

(1)
8,000 of the restricted stock unit awards were vested as of September 2013. The remaining 4,000 restricted stock units will vest on November 22, 2013.

(2)
5,300 of the restricted stock units were vested as of September 2013. The remaining 10,600 restricted stock units will vest in equal amounts on October 25, 2013 and October 25, 2014.

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

Net income before income taxes included compensation expense related to the amortization of the Company's restricted stock unit awards of approximately $1.2 million and $1.4 million during fiscal 2013 and fiscal 2012, respectively. The tax benefit related to this compensation expense was approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EQUITY-BASED INCENTIVE AWARDS: (Continued)

$0.5 million in both fiscal 2013 and 2012, respectively. The total intrinsic value of restricted stock units vested during fiscal 2013 and fiscal 2012 was approximately $1.4 million and $1.0 million, respectively.

Total unamortized compensation expense for these awards based on the September 2013 closing price was approximately $1.3 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 19 months (the weighted-average period). The following summarizes restricted stock unit activity under the Omnibus Plan during fiscal 2013:

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2012	36,700	$65.00
Granted	15,000	$62.33
Vested	(22,100)	$62.86
Expired	—	$—

Nonvested restricted stock units at September 2013	29,600	$81.89

14. BUSINESS SEGMENTS:

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores' operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the "Other" column are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BUSINESS SEGMENTS: (Continued)

intercompany eliminations, and assets held and charges incurred by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

	Wholesale Distribution	Retail	Other	Consolidated
FISCAL YEAR ENDED 2013:
External revenues:
Cigarettes	$878,878,316	$—	$—	$878,878,316
Confectionery	75,745,562	—	—	75,745,562
Health food	—	37,080,452	—	37,080,452
Tobacco, foodservice & other	219,348,304	—	—	219,348,304

Total external revenues	1,173,972,182	37,080,452	—	1,211,052,634
Depreciation	1,603,261	440,603	3,749	2,047,613
Amortization	365,000	—	—	365,000
Operating income (loss)	14,246,284	1,914,714	(5,096,395)	11,064,603
Interest expense	202,372	230,586	675,188	1,108,146
Income (loss) from operations before taxes	14,072,088	1,704,521	(5,542,937)	10,233,672
Total assets	91,542,768	14,561,422	270,709	106,374,899
Capital expenditures	913,140	1,200,286	—	2,113,426
FISCAL YEAR ENDED 2012:
External revenues:
Cigarettes	$853,534,304	$—	$—	$853,534,304
Confectionery	75,282,741	—	—	75,282,741
Health food	—	37,323,138	—	37,323,138
Tobacco, foodservice & other	208,027,575	—	—	208,027,575

Total external revenues	1,136,844,620	37,323,138	—	1,174,167,758
Depreciation	1,620,389	393,588	3,749	2,017,726
Amortization	374,688	—	—	374,688
Operating income (loss)	15,382,674	2,900,145	(4,863,729)	13,419,090
Interest expense	490,045	291,401	577,795	1,359,241
Income (loss) from operations before taxes	15,010,846	2,629,452	(5,239,736)	12,400,562
Total assets	92,109,694	12,724,908	975,264	105,809,866
Capital expenditures	1,288,504	192,278	—	1,480,782

15. TREASURY STOCK:

During fiscal 2013, the Company repurchased 38,000 shares of its Series B Convertible Preferred Stock and 1,255 shares of its common stock from its holders in a private transaction for approximately $2.5 million. In a separate and unrelated private transaction during fiscal 2013, the Company also repurchased 12,954 shares of its common stock from an independent third party for cash and other consideration totaling approximately $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SUBSEQUENT EVENT:

On October 22, 2013, the Compensation Committee of the Company's Board of Directors awarded 17,900 restricted stock units to members of the Company's management team. The restricted stock units provide that the award recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement, at the time of vesting. The awards vest in equal amounts on October 22, 2014, October 22, 2015, and October 22, 2016.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant's Proxy Statement to be used in connection with the December 2013 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the captions "Item 1: Election of Directors—What is the structure of our board and how often are directors elected?", "Item 1: Election of Directors—Who are this year's nominees?", "Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance and Board Matters—Code of Ethics", and "Corporate Governance and Board Matters—Committees of the Board—Audit Committee", certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

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
10.2	Consent and First Amendment to Second Amended and Restated Credit Agreement dated May 27, 2011 (incorporated by reference to Exhibit 10.2 of AMCON's Form 8-K filed on May 31, 2011)

10.3	Second Amendment to Second Amended and Restated Loan and Security Agreement, date July 16, 2013, between AMCON Distributing Company and Bank of America, (incorporated by reference to Exhibit 10.1 of AMCON's Quarterly Report on Form 10-Q filed on July 18, 2013)
10.4	First Amended and Restated AMCON Distributing Company 1994 Stock Option Plan (incorporated by reference to Exhibit 10.17 of AMCON's Quarterly Report on Form 10-Q filed on August 4, 2000)*
10.5
AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*
10.6	2007 Omnibus Incentive Plan dated April 17, 2007 (incorporated herein by reference to Exhibit 10.12 to AMCON's Annual Report on Form 10-K filed on November 9, 2007)*
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

November 8, 2013	AMCON DISTRIBUTING COMPANY (registrant)
	By:	/s/ CHRISTOPHER H. ATAYAN Christopher H. Atayan, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2013	/s/ CHRISTOPHER H. ATAYAN Christopher H. Atayan, Chief Executive Officer Chairman of the Board and Director (Principal Executive Officer)
November 8, 2013	/s/ KATHLEEN M. EVANS Kathleen M. Evans President and Director
November 8, 2013	/s/ ANDREW C. PLUMMER Andrew C. Plummer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
November 8, 2013	/s/ JEREMY W. HOBBS Jeremy W. Hobbs Director
November 8, 2013	/s/ JOHN R. LOYACK John R. Loyack Director
November 8, 2013	/s/ RAYMOND F. BENTELE Raymond F. Bentele Director

November 8, 2013	/s/ STANLEY MAYER Stanley Mayer Director
November 8, 2013	/s/ TIMOTHY R. PESTOTNIK Timothy R. Pestotnik Director