Form 10-Q
period 2013-12-31
AMCON DISTRIBUTING CO
filed 2014-01-21
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Registrant had 611,432 shares of its $.01 par value common stock outstanding as of January 20, 2014.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2013 and September 30, 2013

	December 2013	September 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$326,390	$275,036
Accounts receivable, less allowance for doubtful accounts of $1.2 million and $1.1 million at December 2013 and September 2013, respectively	32,092,060	28,383,205
Inventories, net	50,987,078	46,125,187
Deferred income taxes	1,437,481	1,831,933
Prepaid and other current assets	7,032,830	5,001,992
Total current assets	91,875,839	81,617,353

Property and equipment, net	13,527,259	13,088,859
Goodwill	6,349,827	6,349,827
Other intangible assets, net	4,729,728	4,820,978
Other assets	433,084	497,882
	$116,915,737	$106,374,899
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,847,759	$15,859,636
Accrued expenses	5,438,389	6,714,444
Accrued wages, salaries and bonuses	2,272,813	2,754,136
Income taxes payable	253,329	1,922,351
Current maturities of long-term debt	781,123	998,788
Total current liabilities	24,593,413	28,249,355

Credit facility	28,749,737	14,841,712
Deferred income taxes	3,417,396	3,327,010
Long-term debt, less current maturities	3,992,481	4,076,892
Other long-term liabilities	237,385	239,396

Series A cumulative, Convertible Preferred Stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both December 2013 and September 2013.	2,500,000	2,500,000
Series B cumulative, Convertible Preferred Stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at both December 2013 and September 2013, and a total liquidation preference of $0.4 million at both December 2013 and September 2013.	400,000	400,000

Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 611,432 shares outstanding at December 2013 and 623,115 shares outstanding at September 2013	6,677	6,543
Additional paid-in capital	13,610,519	12,502,135
Retained earnings	44,651,003	43,532,812
Treasury stock at cost	(5,242,874)	(3,300,956)
Total shareholders’ equity	53,025,325	52,740,534
	$116,915,737	$106,374,899

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2013 and 2012

	2013	2012
Sales (including excise taxes of $97.3 million and $98.0 million at December 2013 and December 2012, respectively)	$305,625,557	$302,218,321
Cost of sales	285,984,494	282,988,532
Gross profit	19,641,063	19,229,789

Selling, general and administrative expenses	16,492,263	15,848,472
Depreciation and amortization	624,040	593,862
	17,116,303	16,442,334
Operating income	2,524,760	2,787,455
Other expense (income):
Interest expense	301,995	316,052
Other (income), net	(30,231)	(61,349)
	271,764	254,703
Income from operations before income tax expense	2,252,996	2,532,752
Income tax expense	965,000	1,070,000
Net income	1,287,996	1,462,752
Preferred stock dividend requirements	(49,177)	(59,291)
Net income available to common shareholders	$1,238,819	$1,403,461

Basic earnings per share available to common shareholders	$1.99	$2.26
Diluted earnings per share available to common shareholders	$1.73	$1.90

Basic weighted average shares outstanding	622,226	622,277
Diluted weighted average shares outstanding	744,568	767,957

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,287,996	$1,462,752
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	532,790	502,612
Amortization	91,250	91,250
Gain on sale of property and equipment	(7,704)	(70,631)
Equity-based compensation	342,160	327,476
Deferred income taxes	484,838	419,627
Provision for losses on doubtful accounts	130,000	105,000
Provision for losses on inventory obsolescence	38,803	71,603
Other	(2,011)	(2,011)

Changes in assets and liabilities:
Accounts receivable	(3,838,855)	241,773
Inventories	(4,900,694)	(11,412,393)
Prepaid and other current assets	(2,030,838)	(878,343)
Other assets	64,798	56,705
Accounts payable	995	(2,021,716)
Accrued expenses and accrued wages, salaries and bonuses	(928,307)	(500,789)
Income tax payable	(1,669,022)	(1,569,182)
Net cash flows from operating activities	(10,403,801)	(13,176,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(985,678)	(330,228)
Proceeds from sales of property and equipment	9,320	139,040
Net cash flows from investing activities	(976,358)	(191,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	13,908,025	16,025,449
Principal payments on long-term debt	(302,076)	(292,345)
Repurchase of common stock and Series B Convertible Preferred Stock	(1,941,918)	(2,572,085)
Dividends paid on convertible preferred stock	(49,177)	(59,291)
Dividends on common stock	(120,628)	(117,428)
Proceeds from exercise of stock options	—	1,180
Withholdings on the exercise of equity-based awards	(62,713)	(74,610)
Net cash flows from financing activities	11,431,513	12,910,870
Net change in cash	51,354	(456,585)
Cash, beginning of period	275,036	491,387
Cash, end of period	$326,390	$34,802

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$274,796	$279,667
Cash paid during the period for income taxes	2,149,184	2,219,555

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	$60,332	$64,042
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,154,869	1,389,258
Conversion by holder of Series B Convertible Preferred Stock to common stock	—	100,000
Common stock acquired with other consideration	—	760,871

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross dock facilities, include approximately 602,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kellogg’s, Kraft, and Mars. We also market private label lines of water, candy products, batteries, film, and other products. The Company does not maintain long term purchase contracts with its suppliers.

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

Our Retail Segment operates sixteen retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of ten locations in Arkansas, Kansas, Missouri, Nebraska, and Oklahoma.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2013 and December 31, 2012 have been referred to throughout this quarterly report as Q1 2014 and Q1 2013, respectively. The fiscal balance sheet dates as of December 31, 2013, December 31, 2012, and September 30, 2013 have been referred to as December 2013, December 2012, and September 2013, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is currently evaluating the impact of implementing the following new accounting standard:

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however, early adoption is permitted as is a retrospective application.

2. CONVERTIBLE PREFERRED STOCK

The Company has two series of convertible preferred stock outstanding at December 2013 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares outstanding at December 2013:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	16,227
Dividend rate:	6.785%	6.37%

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

3. INVENTORIES

At December 2013 and September 2013, inventories consisted of finished goods and are stated at the lower of cost determined on a First-in First-out (“FIFO”) basis or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million and $0.8 million at December 2013 and September 2013, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	December 2013	September 2013
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	December 2013	September 2013
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.3 million at December 2013 and $0.2 million at September 2013)	241,667	266,667
Customer relationships (less accumulated amortization of $1.0 million and $0.9 million at December 2013 and September 2013, respectively)	1,114,792	1,181,042
	$4,729,728	$4,820,978

Goodwill, trademarks, and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At December 2013, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to identifiable intangible assets was $0.1 million during both Q1 2014 and Q1 2013.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at December 2013:

December 2013
Fiscal 2014 (1)	$273,750
Fiscal 2015	365,000
Fiscal 2016	331,667
Fiscal 2017	265,000
Fiscal 2018	79,375
Thereafter	41,667
$1,356,459

(1)  Represents amortization for the remaining nine months of Fiscal 2014.

5. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million during both Q1 2014 and  Q1 2013.

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

	For the three months ended December
	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	622,226	622,226	622,277	622,277
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	122,342	—	145,680
Weighted average number of shares outstanding	622,226	744,568	622,277	767,957
Net income	$1,287,996	$1,287,996	$1,462,752	$1,462,752
Deduct: convertible preferred stock dividends (2)	(49,177)	—	(59,291)	—
Net income available to common shareholders	$1,238,819	$1,287,996	$1,403,461	$1,462,752

Net earnings per share available to common shareholders	$1.99	$1.73	$2.26	$1.90

(1)         Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

(2)         Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations through a credit facility provided under an agreement with Bank of America (the “Facility”).  The Facility included the following significant terms at December 2013:

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

•                  Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis.  There is, however, no limit on common stock dividends if certain excess availability measurements have been maintained for the thirty day period immediately prior to the payment of any such dividends or distributions and if immediately after giving effect to any such dividend or distribution payments the Company has a Fixed Charge Coverage Ratio of at least 1.10 to 1.0 as defined in the credit facility agreement.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2013. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  At December 2013, awards with respect to a total of 147,700 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 2,300 shares may be awarded under the plan.

Stock Options

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at December 2013 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	2.95 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	5,500	6.33 years	$51.50	3,300	$51.50
Fiscal 2012	$53.80 - $65.97	6,500	7.84 years	$54.74	2,500	$54.29
Fiscal 2013	$62.33	8,000	8.82 years	$62.33	1,600	$62.33
		45,000		$35.28	32,400	$26.40

Restricted Stock Units

During Q1 2014, the Company issued 17,900 restricted stock unit awards to members of its management team pursuant to the provisions of the Company’s Omnibus Plan.  Nonvested restricted stock units at December 2013 are as follows:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 26, 2011	October 23, 2012	October 22, 2013
Original number of awards issued:	15,900	15,000	17,900
Service period:	36 months	36 months	36-60 months
Estimated fair value of award at grant date	$855,000	$935,000	$1,486,000
Awards outstanding at December 2013	5,300	10,000	17,900
Fair value of non-vested awards at December 2013:	$424,000	$799,000	$1,431,000

(1)                                 10,600 of the restricted stock units were vested as of December 2013. The remaining 5,300 restricted stock units will vest on October 25, 2014.

(2)                                 5,000 of the restricted stock units were vested as of December 2013.  The remaining 10,000 restricted stock units will vest in equal amounts on October 23, 2014 and October 23, 2015.

(3)                                 14,000 restricted stock units will vest in equal amounts on October 22, 2014, October 22, 2015, and October 22, 2016.  The remaining 3,900 restricted stock units will vest in equal amounts on October 22, 2014, October 22, 2015, October 22, 2016, October 22, 2017, and October 22, 2018.

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

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2013	29,600	$81.89
Granted	17,900	83.03
Vested	(14,300)	80.68
Expired	—	—
Nonvested restricted stock units at December 2013	33,200	$79.93

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense of approximately $0.3 million during both Q1 2014 and Q1 2013 related to the amortization of all equity-based compensation awards.  Total unamortized compensation expense related to these awards at December 2013 and December 2012 was approximately $2.5 million and $1.9 million, respectively.

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2013:
External revenue:
Cigarettes	$221,151,811	$—	$—	$221,151,811
Confectionery	18,203,191	—	—	18,203,191
Health food	—	8,523,278	—	8,523,278
Tobacco, food service & other	57,747,277	—	—	57,747,277
Total external revenue	297,102,279	8,523,278	—	305,625,557
Depreciation	403,342	128,510	938	532,790
Amortization	91,250	—	—	91,250
Operating income (loss)	3,795,962	52,190	(1,323,392)	2,524,760
Interest expense	43,797	60,776	197,422	301,995
Income (loss) from operations before taxes	3,759,523	(3,628)	(1,502,899)	2,252,996
Total assets	103,144,703	13,564,621	206,413	116,915,737
Capital expenditures	918,542	67,136	—	985,678

THREE MONTHS ENDED DECEMBER 2012:
External revenue:
Cigarettes	$221,730,182	$—	$—	$221,730,182
Confectionery	17,956,072	—	—	17,956,072
Health food	—	8,704,643	—	8,704,643
Tobacco, food service & other	53,827,424	—	—	53,827,424
Total external revenue	293,513,678	8,704,643	—	302,218,321
Depreciation	408,743	92,932	937	502,612
Amortization	91,250	—	—	91,250
Operating income (loss)	3,802,737	371,798	(1,387,080)	2,787,455
Interest expense	55,132	58,968	201,952	316,052
Income (loss) from operations before taxes	3,753,457	317,770	(1,538,475)	2,532,752
Total assets	103,284,807	12,358,555	187,260	115,830,622
Capital expenditures	293,650	36,578	—	330,228

10. COMMON STOCK REPURCHASE

During Q1 2014, the Company repurchased 25,057 shares of its common stock from an independent third party for cash totaling approximately $1.9 million.  All repurchased shares are recorded in treasury stock at cost.  Subsequent to the share repurchase, the Company’s Board of Directors reauthorized additional repurchases of up to 50,000 shares of its common stock.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward- looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions.

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

•                  the opening of new health food retail stores,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended December 2013.

FIRST FISCAL QUARTER 2014 (Q1 2014)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2013 and December 2012.

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 602,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kellogg’s, Kraft, and Mars. We also market private label lines of water, candy products, batteries, film, and other products.  The Company does not maintain long term purchase contracts with its suppliers.

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

Our Retail Segment operates sixteen retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of ten locations in Arkansas, Kansas, Missouri, Nebraska, and Oklahoma.

Business Update — Wholesale Segment

The demand for convenience shopping in the United States remains strong.  Competition, however, remains brisk as various other retail sales channels such as drug stores, dollar stores, and quick-service restaurants continue to pursue many of the same customers traditionally serviced by convenience stores, our largest customer segment.

Much of our efforts in the coming year will be focused on enhancing our merchandising programs to improve sales turnover and profit margins. Categories such as “snacks” and “fresh bakery items” have recently experienced a tremendous wave of innovation around flavors, healthy alternatives, and consumer friendly packing (i.e. non-spill or resealable containers). Additionally, items such as gourmet sandwiches and wraps, specialty drinks and juices, and yogurts offer new growth areas and alternatives to declining cigarette sales.

In an effort to further differentiate our Company from “price-only” competition, we will also be emphasizing our services around store re-imaging and technology. Store re-imaging has become more important as customer expectations around store design and layout, lighting, color schemes, and cleanliness standards are being lifted industry-wide by the most progressive convenience store chains.  We also see technology as an effective way to counter “price only” competition and will be focused on developing new customer facing technologies such as mobile applications that provide information about product specials or the ability to place orders remotely.

While the convenience store distribution industry is consolidating, it still remains largely fragmented. As one of the largest distributors in the industry, we feel our Company is well positioned to capitalize on the ongoing consolidation trends.  Accordingly, we have made identifying strategic growth opportunities a top priority for the coming years.

Business Update — Retail Segment

The growing demand for natural products has attracted a wide range of well financed competitors, creating a highly competitive operating environment.  Regional and national retailers such as Whole Foods Market, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, and General Nutrition Center (“GNC”) have all engaged in aggressive new store expansion strategies, often opening new retail sites in close proximity to our existing stores. Additionally, the purchase of consumer health products over the internet continues to grow and compete with brick and mortar retailers. Our Midwestern United States stores in particular have experienced an increase in competition over the past year which has pressured sales and gross profit.  We expect this highly competitive environment to persist and potentially accelerate into the foreseeable future.

Organic sales growth will remain a top priority for our management team in the coming year.  We continue to develop and enhance our marketing and promotional activities to assist in customer retention and attract a new generation of younger customers who are increasingly embracing natural foods and products.

For over 75 years, our health food stores have succeeded with a simple value proposition; helping our customers maintain good health. While consumer tastes and product offerings will evolve and change over time, we believe our customer focused philosophy will remain attractive.

RESULTS OF OPERATIONS

	For the three months ended December
	2013	2012	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$305,625,557	$302,218,321	$3,407,236	1.1
Cost of sales	285,984,494	282,988,532	2,995,962	1.1
Gross profit	19,641,063	19,229,789	411,274	2.1
Gross profit percentage	6.4%	6.4%

Operating expense	17,116,303	16,442,334	673,969	4.1
Operating income	2,524,760	2,787,455	(262,695)	(9.4)
Interest expense	301,995	316,052	(14,057)	(4.4)
Income tax expense	965,000	1,070,000	(105,000)	(9.8)
Net income	1,287,996	1,462,752	(174,756)	(11.9)

BUSINESS SEGMENTS:
Wholesale
Sales	$297,102,279	$293,513,678	$3,588,601	1.2
Gross profit	16,005,570	15,562,002	443,568	2.9
Gross profit percentage	5.4%	5.3%
Retail
Sales	$8,523,278	$8,704,643	$(181,365)	(2.1)
Gross profit	3,635,493	3,667,787	(32,294)	(0.9)
Gross profit percentage	42.7%	42.1%

(1)              Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $4.9 million in Q1 2014 and $4.6 million in Q1 2013.

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

SALES — Q1 2014 vs. Q1 2013

Sales in our Wholesale Segment increased $3.6 million during Q1 2014 as compared to Q1 2013.  Significant items impacting sales during Q1 2014 included a $5.9 million increase in sales related to price increases implemented by cigarette manufacturers and a $4.2 increase in sales related to higher sales in our  tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).  These increases were partially offset by a $6.5 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $0.2 million in Q1 2014 as compared to Q1 2013.  During Q1 2014, our Akin’s retail stores experienced lower sales due to increased competition from national and regional health food chains. This decrease in sales was partially offset by revenue generated at our two new retail health food stores which were opened during the second half of our prior fiscal year (fiscal 2013).

GROSS PROFIT — Q1 2014 vs. Q1 2013

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

Gross profit in our Wholesale Segment increased $0.4 million in Q1 2014 as compared to Q1 2013.  This increase in gross profit was primarily related to higher sales volume in our Other Products categories.  Gross profit in our Retail Segment for Q1 2014 was approximately the same as that for Q1 2013.

OPERATING EXPENSE — Q1 2014 vs. Q1 2013

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

Our Q1 2014 operating expenses increased $0.7 million as compared to Q1 2013.  Significant items impacting operating costs during the period included a $0.6 million increase in insurance and employee costs and a $0.4 million increase in operating expenses related to our two new retail health food stores which were opened during the second half of the prior fiscal year (fiscal 2013).  These increases were partially offset by a $0.3 million decrease in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•             General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments.  In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•             Operating Activities.  During Q1 2014, the Company used cash of approximately $10.4 million for operating activities.  Significant uses of cash during Q1 2014 included increases in accounts receivable, inventory, prepaid and other current assets, and decreases in accrued expenses and income taxes payable.  These uses of cash were partially offset by the impact of net earnings.

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

•             Investing Activities.  The Company used approximately $1.0 million of cash during Q1 2014 for investing activities, primarily related to capital expenditures for property and equipment.

•             Financing Activities.  The Company generated cash of $11.4 million from financing activities during Q1 2014.  Of this amount, approximately $13.9 million related to net borrowings on the Company’s credit facility.  This was partially offset by $0.3 million related to repayments on long-term debt, $1.9 million related to a repurchase of the Company’s common stock, $0.2 million related to dividends on the Company’s common and preferred stock, and $0.1 million related to equity-based awards.

•             Cash on Hand/Working Capital.   At December 2013, the Company had cash on hand of $0.3 million and working capital (current assets less current liabilities) of $67.3 million.  This compares to cash on hand of $0.3 million and working capital of $53.4 million at September 2013.

CREDIT AGREEMENT

The Company primarily finances its operations through a credit agreement (the “Facility”) with Bank of America. The Facility included the following significant terms at December 2013:

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

•                  Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis. There is, however, no limit on common stock dividends if certain excess availability measurements have been maintained for the thirty day period immediately prior to the payment of any such dividends or distributions and if immediately after giving effect to any such dividend or distribution payments the Company has a Fixed Charge Coverage Ratio of at least 1.10 to 1.0 as defined in the credit facility agreement.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2013 was $69.6 million, of which $28.7 million was outstanding, leaving $40.9 million available.

At December 2013, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.91% at December 2013.

During Q1 2014, our peak borrowings under the Facility were $54.0 million, and our average borrowings and average availability under the Facility were $39.1 million and $29.9 million, respectively.  Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2013. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million during both Q1 2014 and Q1 2013.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s annual report on Form 10-K for the fiscal period ended September 30, 2013.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2013, the Company awarded 17,900 restricted stock units (“RSUs”) under the AMCON Distributing Company 2007 Omnibus Incentive Plan (the “Plan”), including 13,000 RSUs to three executives of our Company (namely: Christopher H. Atayan, Andrew C. Plummer, and Philip E. Campbell), 1,000 RSUs to independent non-executive directors of the Company, and 3,900 RSUs to thirteen other employees of the Company.  The RSUs provide the award recipient with the right to receive, subject to being employed on the applicable vesting date, (i) an amount of cash equal to the per share fair market value of our Company’s common stock as of the vesting date multiplied by the number of shares underlying the RSUs then becoming vested and held by the award recipient or (ii) a number of shares of common stock equal to the whole number of shares underlying the RSUs then becoming vested and held by the award recipient, as elected by the award recipient.

Subject to earlier forfeiture under certain limited circumstances, the 14,000 RSUs awarded to the three executives and independent non-executive directors of the Company will vest evenly over three years with one-third vesting on October 22, 2014, October 22, 2015, and October 22, 2016.  The remaining 3,900 RSUs issued to thirteen other Company employees will vest evenly over five years with one-fifth vesting on October 22, 2014, October 22, 2015, October 22, 2016, October 22, 2017, and October 22, 2018.  If all RSUs were to fully vest and be settled in shares of our Company’s common stock, a total of 17,900 shares of our Company’s common stock would be issued.

On October 23, 2013, our Company issued a total of 4,867 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the Plan to four executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, Eric J. Hinkefent, and Philip E. Campbell).

On October 25, 2013, our Company issued a total of 4,976 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the Plan to four executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, Eric J. Hinkefent, and Philip E. Campbell).

On November 22, 2013, our Company issued a total of 3,531 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the Plan to four executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, Eric J. Hinkefent, and Philip E. Campbell).

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

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended December 31, 2013:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
October 1-31, 2013	—	—	—	50,000
November 1-30, 2013	25,057	$77.50	25,057	24,943
December 1-31, 2013	—	—	—	50,000
Total	25,057	$77.50	25,057	50,000

*                 On December 20, 2013 the Company’s Board of Directors authorized additional purchases of up to 50,000 shares of the Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 21, 2014	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 21, 2014	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)