Form 10-Q
period 2014-03-31
AMCON DISTRIBUTING CO
filed 2014-04-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Registrant had 611,432 shares of its $.01 par value common stock outstanding as of April 14, 2014.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.                       Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2014 and September 30, 2013

	March 2014	September 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$396,560	$275,036
Accounts receivable, less allowance for doubtful accounts of $1.2 million and $1.1 million at March 2014 and September 2013, respectively	26,894,796	28,383,205
Inventories, net	49,075,457	46,125,187
Deferred income taxes	1,502,474	1,831,933
Prepaid and other current assets	4,996,292	5,001,992
Total current assets	82,865,579	81,617,353

Property and equipment, net	13,525,701	13,088,859
Goodwill	6,349,827	6,349,827
Other intangible assets, net	4,638,478	4,820,978
Other assets	484,828	497,882
	$107,864,413	$106,374,899
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,904,672	$15,859,636
Accrued expenses	5,472,356	6,714,444
Accrued wages, salaries and bonuses	1,992,439	2,754,136
Income taxes payable	303,759	1,922,351
Current maturities of long-term debt	560,647	998,788
Total current liabilities	24,233,873	28,249,355

Credit facility	19,768,331	14,841,712
Deferred income taxes	3,459,998	3,327,010
Long-term debt, less current maturities	3,907,110	4,076,892
Other long-term liabilities	235,373	239,396
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both March 2014 and September 2013	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at both March 2014 and September 2013, and a total liquidation preference of $0.4 million at both March 2014 and September 2013	400,000	400,000
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 611,432 shares outstanding at March 2014 and 623,115 shares outstanding at September 2013	6,677	6,543
Additional paid-in capital	13,580,479	12,502,135
Retained earnings	45,015,446	43,532,812
Treasury stock at cost	(5,242,874)	(3,300,956)
Total shareholders’ equity	53,359,728	52,740,534
	$107,864,413	$106,374,899

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2014 and 2013

	For the three months ended March		For the six months ended March
	2014	2013	2014	2013
Sales (including excise taxes of $85.7 million and $87.2 million, and $183.1 million and $185.2 million, respectively)	$272,421,788	$274,568,151	$578,047,345	$576,786,472
Cost of sales	254,801,826	256,271,131	540,786,320	539,259,663
Gross profit	17,619,962	18,297,020	37,261,025	37,526,809
Selling, general and administrative expenses	15,812,174	15,438,195	32,304,437	31,286,667
Depreciation and amortization	628,834	599,785	1,252,874	1,193,647
	16,441,008	16,037,980	33,557,311	32,480,314
Operating income	1,178,954	2,259,040	3,703,714	5,046,495

Other expense (income):
Interest expense	222,624	248,992	524,619	565,044
Other (income), net	(38,955)	(114,846)	(69,186)	(176,195)
	183,669	134,146	455,433	388,849
Income from operations before income tax expense	995,285	2,124,894	3,248,281	4,657,646
Income tax expense	464,000	911,000	1,429,000	1,981,000
Net income	531,285	1,213,894	1,819,281	2,676,646
Preferred stock dividend requirements	(48,108)	(48,108)	(97,285)	(107,399)
Net income available to common shareholders	$483,177	$1,165,786	$1,721,996	$2,569,247

Basic earnings per share available to common shareholders	$0.79	$1.87	$2.79	$4.13
Diluted earnings per share available to common shareholders	$0.72	$1.63	$2.46	$3.55

Basic weighted average shares outstanding	611,432	623,115	616,888	622,692
Diluted weighted average shares outstanding	737,461	743,195	739,223	754,881

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,819,281	$2,676,646
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,070,374	1,011,147
Amortization	182,500	182,500
Gain on sale of property and equipment	(24,746)	(71,131)
Equity-based compensation	717,821	652,421
Deferred income taxes	462,447	457,525
Provision for losses on doubtful accounts	132,000	39,000
Provision for losses (recoveries) on inventory obsolescence	(1,121)	49,179
Other	(4,023)	(4,023)

Changes in assets and liabilities:
Accounts receivable	1,356,409	1,686,669
Inventories	(2,474,084)	(780,967)
Prepaid and other current assets	5,700	152,987
Other assets	13,054	36,724
Accounts payable	(34,071)	(1,802,183)
Accrued expenses and accrued wages, salaries and bonuses	(1,565,640)	(1,123,486)
Income tax payable	(1,618,592)	(2,060,080)
Net cash flows from operating activities	37,309	1,102,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,362,832)	(1,104,229)
Proceeds from sales of property and equipment	29,969	139,540
Acquisition	(513,938)	—
Net cash flows from investing activities	(1,846,801)	(964,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	4,926,619	3,378,417
Principal payments on long-term debt	(607,923)	(587,355)
Repurchase of Series B Convertible Preferred Stock and common stock	(1,941,918)	(2,572,085)
Dividends paid on convertible preferred stock	(97,285)	(107,399)
Dividends on common stock	(239,362)	(234,917)
Proceeds from exercise of stock options	—	1,180
Withholdings on the exercise of equity-based awards	(109,115)	(74,610)
Net cash flows from financing activities	1,931,016	(196,769)

Net change in cash	121,524	(58,530)
Cash, beginning of period	275,036	491,387
Cash, end of period	$396,560	$432,857

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$523,081	$564,422
Cash paid during the period for income taxes	2,585,145	3,583,555

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	152,311	57,412
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,154,869	1,389,258
Conversion by holder of Series B Convertible Preferred Stock to common stock	—	100,000
Common stock acquired with other consideration	—	760,871

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2014 and March 31, 2013 have been referred to throughout this quarterly report as Q2 2014 and Q2 2013, respectively. The fiscal balance sheet dates as of March 31, 2014, March 31, 2013, and September 30, 2013 have been referred to as March 2014, March 2013, and September 2013, respectively.

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

2. ACQUISITIONS

During Q2 2014, the Company began serving customers of a small convenience store distributor (“Distributor”) located in North Dakota.  As part of the agreement with the Distributor, the Company acquired inventory totaling approximately $0.5 million. No material intangible assets or liabilities were assumed in connection with the transaction. This business will be included in our Wholesale Distribution Segment and is not considered material to the Company’s consolidated financial statements.

3. CONVERTIBLE PREFERRED STOCK

The Company has two series of convertible preferred stock outstanding at March 2014 as identified in the following table:

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

In the event of a liquidation of the Company, the holders of the Preferred Stock would be entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value and at the option of the holder.  The Series A Preferred Stock and 8,000 shares of the Series B Preferred Stock are owned by Mr. Christopher Atayan, AMCON’s Chief Executive Officer and Chairman of the Board.  The Series B Preferred Stockholders have the right to elect one member of our Board of Directors, pursuant to the voting rights in the Certificate of Designation creating the Series B.  Mr. Atayan was first nominated and elected to this seat in 2004.

4. INVENTORIES

At March 2014, inventories consisted of finished goods and are stated at the lower of cost determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.8 million at both March 2014 and September 2013. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	March 2014	September 2013
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	March 2014	September 2013
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of $0.3 million and $0.2 million at March 2014 and September 2013, respectively)	216,667	266,667
Customer relationships (less accumulated amortization of $1.1 million and $0.9 million at March 2014 and September 2013, respectively)	1,048,542	1,181,042
	$4,638,478	$4,820,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At March 2014, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.  Amortization expense related to these assets was $0.1 million and $0.2 million for the three and six month periods ended March 2014, respectively, and $0.1 million and $0.2 million for the three and six month periods ended March 2013, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at March 2014:

Customer relationships	March 2014
Fiscal 2014 (1)	$182,500
Fiscal 2015	365,000
Fiscal 2016	331,667
Fiscal 2017	265,000
Fiscal 2018	79,375
Thereafter	41,667
$1,265,209

(1) Represents amortization for the remaining six months of Fiscal 2014.

6. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.3 million for the three and six month periods ended March 2014, respectively, and $0.2 million and $0.3 million for the three and six month periods ended March 2013, respectively.

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

	For the three months ended March
	2014		2013
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	611,432	611,432	623,115	623,115
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	126,029	—	120,080
Weighted average number of shares outstanding	611,432	737,461	623,115	743,195
Net income	$531,285	$531,285	$1,213,894	$1,213,894
Deduct: convertible preferred stock dividends (2)	(48,108)	—	(48,108)	—
Net income available to common shareholders	$483,177	$531,285	$1,165,786	$1,213,894

Net earnings per share available to common shareholders	$0.79	$0.72	$1.87	$1.63

(1)              Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

(2)              Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the six months ended March
	2014		2013
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	616,888	616,888	622,692	622,692
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	122,335	—	132,189
Weighted average number of shares outstanding	616,888	739,223	622,692	754,881
Net income	$1,819,281	$1,819,281	$2,676,646	$2,676,646
Deduct: convertible preferred stock dividends (2)	(97,285)	—	(107,399)	—
Net income available to common shareholders	$1,721,996	$1,819,281	$2,569,247	$2,676,646

Net earnings per share available to common shareholders	$2.79	$2.46	$4.13	$3.55

(1)              Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)              Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

8. DEBT

The Company primarily finances its operations through a credit facility provided under an agreement with Bank of America (the “Facility”).  The Facility included the following significant terms at March 2014:

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2014. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

9. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  At March 2014, awards with respect to a total of 147,700 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 2,300 shares may be awarded under the plan.

Stock Options

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at March 2014 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	2.70 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	4,900	6.08 years	$51.50	2,700	$51.50
Fiscal 2012	$53.80 - $65.97	6,100	7.60 years	$54.80	2,200	$54.91
Fiscal 2013	$62.33	7,800	8.57 years	$62.33	1,400	$62.33
		43,800		$34.77	31,300	$25.47

Restricted Stock Units

At March 2014, nonvested restricted stock units awarded pursuant to the Company’s Omnibus Plan were as follows:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 26, 2011	October 23, 2012	October 22, 2013
Original number of awards issued:	15,900	15,000	17,900
Service period:	36 months	36 months	36-60 months
Estimated fair value of award at grant date	$855,000	$935,000	$1,486,000
Awards outstanding at March 2014	5,300	10,000	17,900
Fair value of non-vested awards at March 2014:	$454,000	$856,000	$1,532,000

(1)                                 10,600 of the restricted stock units were vested as of March 2014. The remaining 5,300 restricted stock units will vest on October 25, 2014.

(2)                                 5,000 of the restricted stock units were vested as of March 2014.  The remaining 10,000 restricted stock units will vest in equal amounts on October 23, 2014 and October 23, 2015.

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

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2013	29,600	$81.89
Granted	17,900	83.03
Vested	(14,300)	80.68
Expired	—	—
Nonvested restricted stock units at March 2014	33,200	$85.60

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense related to the amortization of all equity-based compensation awards of $0.4 million and $0.7 million for the three and six months ended March 2014, respectively, and $0.3 million and $0.7 million for the three and six months ended March 2013, respectively.  Total unamortized compensation expense related to these awards at March 2014 was approximately $2.3 million.

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2014:
External revenue:
Cigarettes	$194,804,666	$—	$—	$194,804,666
Confectionery	16,504,352	—	—	16,504,352
Health food	—	9,188,668	—	9,188,668
Tobacco, food service & other	51,924,102	—	—	51,924,102
Total external revenue	263,233,120	9,188,668	—	272,421,788
Depreciation	411,201	125,446	937	537,584
Amortization	91,250	—	—	91,250
Operating income (loss)	2,095,162	490,831	(1,407,039)	1,178,954
Interest expense	38,856	56,002	127,766	222,624
Income (loss) from operations before taxes	2,076,291	438,798	(1,519,804)	995,285
Total assets	94,011,377	13,534,327	318,709	107,864,413
Capital expenditures	374,459	2,695	—	377,154

THREE MONTHS ENDED MARCH 2013:
External revenue:
Cigarettes	$197,704,322	$—	$—	$197,704,322
Confectionery	16,847,270	—	—	16,847,270
Health food	—	9,868,050	—	9,868,050
Tobacco, food service & other	50,148,509	—	—	50,148,509
Total external revenue	264,700,101	9,868,050	—	274,568,151
Depreciation	413,307	94,291	937	508,535
Amortization	91,250	—	—	91,250
Operating income (loss)	2,530,591	1,067,812	(1,339,363)	2,259,040
Interest expense	51,764	54,580	142,648	248,992
Income (loss) from operations before taxes	2,493,782	1,018,404	(1,387,292)	2,124,894
Total assets	89,426,229	13,719,780	287,165	103,433,174
Capital expenditures	209,689	564,312	—	774,001

	Wholesale Segment	Retail Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2014:
External revenue:
Cigarettes	$415,956,477	$—	$—	$415,956,477
Confectionery	34,707,543	—	—	34,707,543
Health food	—	17,711,946	—	17,711,946
Tobacco, food service & other	109,671,379	—	—	109,671,379
Total external revenue	560,335,399	17,711,946	—	578,047,345
Depreciation	814,543	253,956	1,875	1,070,374
Amortization	182,500	—	—	182,500
Operating income (loss)	5,891,124	543,021	(2,730,431)	3,703,714
Interest expense	82,653	116,778	325,188	524,619
Income (loss) from operations before taxes	5,835,814	435,170	(3,022,703)	3,248,281
Total assets	94,011,377	13,534,327	318,709	107,864,413
Capital expenditures	1,293,001	69,831	—	1,362,832

SIX MONTHS ENDED MARCH 2013:
External revenue:
Cigarettes	$419,434,504	$—	$—	$419,434,504
Confectionery	34,803,342	—	—	34,803,342
Health food	—	18,572,693	—	18,572,693
Tobacco, food service & other	103,975,933	—	—	103,975,933
Total external revenue	558,213,779	18,572,693	—	576,786,472
Depreciation	822,050	187,223	1,874	1,011,147
Amortization	182,500	—	—	182,500
Operating income (loss)	6,333,328	1,439,610	(2,726,443)	5,046,495
Interest expense	106,896	113,548	344,600	565,044
Income (loss) from operations before taxes	6,247,239	1,336,174	(2,925,767)	4,657,646
Total assets	89,426,229	13,719,780	287,165	103,433,174
Capital expenditures	503,339	600,890	—	1,104,229

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

•                  the increasing demand and sales of electronic cigarettes over the internet,

•                  increasing health care costs and the potential impact on discretionary consumer spending,

•                  changes in laws and regulations and ongoing compliance with the Patient Protection and Affordable Care Act,

•                  increasing competition in our retail health food segment,

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

•                  increasing competition in our wholesale segment,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended March 2014.

SECOND FISCAL QUARTER 2014 (Q2 2014)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2014 and March 2013.

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

Business Update — Wholesale Segment

The demand for convenience shopping in the United States remains steady, with convenience stores accounting for over 34% of all retail formats combined (drug stores, supermarkets, dollar stores etc.), according to Nielsen.  Competition, however, remains brisk as these retail formats combined are increasingly targeting the same customer segment. We are seeing an increasing bifurcation in performance between the top quartile and bottom quartile convenience store operators.  We are also closely watching the development of the electronic cigarettes product category which is experiencing a rapid rise in popularity.  We currently carry a wide selection of electronic cigarettes and offer specialized merchandising programs to our customers.

At the distributor level, industry-wide gross margins remain pressured as convenience store owners struggle to distinguish between the value delivered by full service distributors and other distributors who merely provide logistics services (i.e. moving products from point A to point B).

To better differentiate our position in the marketplace, we continue to emphasize customizable programs which allow customers to pick and choose from the services they value most. Much of our efforts are focused on expanding the use of specialized merchandising programs designed to help customers reduce their reliance on traditional revenue streams such as tobacco products and growing higher margin foodservice product lines such as snacks, fresh bakery items, gourmet sandwiches, wraps, and specialty drinks.

While the distribution industry serving convenience stores is consolidating, the overall industry remains highly fragmented.  As one of the industry’s largest distributors with a long history of acquiring and integrating such businesses, we believe our Company is uniquely positioned to capitalize on the ongoing consolidation trend.

During Q2 2014, the Company acquired the inventory and began servicing customers of a small convenience store distributor located in North Dakota. The transaction represented a valuable opportunity to leverage our existing infrastructure, while expanding our sales penetration in the region.

Business Update — Retail Segment

The growing demand for natural products has attracted a wide range of well financed competitors.  The operating environment for our retail health food segment is highly competitive as regional and national retailers such as Whole Foods Market, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, and General Nutrition Center (“GNC”) have all engaged in aggressive new store expansion strategies, often opening new retail sites in close proximity to our existing stores. Additionally, the purchase of consumer health products over the internet continues to grow and compete with brick and mortar retailers. Our Midwestern United States stores in particular have experienced an increase in competition over the past year which has impacted sales and gross profit. We expect this highly competitive environment to persist and potentially accelerate into the foreseeable future.

Our management team is focused on a number of initiatives in our retail segment. These efforts include a number of merchandising and marketing strategies designed to promote customer retention and attract a new generation of younger customers who are increasingly embracing natural products, as well as reconfiguring certain aspects of our procurement processes.

For over seventy-five years, our health food stores have succeeded with a simple value proposition; helping our customers maintain good health. While consumer tastes and product offerings will evolve and change over time, we believe our customer focused philosophy will remain attractive.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 2014

	For the three months ended March
			Incr
	2014	2013	(Decr)	% Change
CONSOLIDATED:
Sales (1)	$272,421,788	$274,568,151	$(2,146,363)	(0.8)
Cost of sales	254,801,826	256,271,131	(1,469,305)	(0.6)
Gross profit	17,619,962	18,297,020	(677,058)	(3.7)
Gross profit percentage	6.5%	6.7%

Operating expense	16,441,008	16,037,980	403,028	2.5
Operating income	1,178,954	2,259,040	(1,080,086)	(47.8)
Interest expense	222,624	248,992	(26,368)	(10.6)
Income tax expense	464,000	911,000	(447,000)	(49.1)
Net income	531,285	1,213,894	(682,609)	(56.2)

BUSINESS SEGMENTS:
Wholesale
Sales	$263,233,120	$264,700,101	$(1,466,981)	(0.6)
Gross profit	13,606,717	13,917,817	(311,100)	(2.5)
Gross profit percentage	5.2%	5.3%
Retail
Sales	$9,188,668	$9,868,050	$(679,382)	(6.9)
Gross profit	4,013,245	4,379,203	(365,958)	(8.4)
Gross profit percentage	43.7%	44.4%

(1)              Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $4.8 million in Q2 2014 and $4.6 million in Q2 2013.

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

SALES — Q2 2014 vs. Q2 2013

Sales in our Wholesale Segment decreased $1.5 million during Q2 2014 as compared to Q2 2013. Significant items impacting sales during Q2 2014 included a $8.3 million decrease in sales primarily related to the volume and mix of cigarette cartons sold.  This decrease was partially offset by a $5.4 million increase in sales related to price increases implemented by cigarette manufacturers, and a $1.4 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).

Q2 2014 sales in our Retail Segment decreased $0.7 million as compared to Q2 2013.  During Q2 2014, sales at our existing retail locations decreased $1.6 million, primarily related to lower sales volumes resulting from competitive conditions in the markets we operate.  This decrease was partially offset by a $0.9 million increase in sales from new store openings.

GROSS PROFIT — Q2 2014 vs. Q2 2013

Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales. Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.  Gross profit in our Wholesale Segment decreased $0.3 million in Q2 2014 as compared to Q2 2013. This decrease in gross profit was primarily related to the volume and mix of cigarette cartons sold.

Q2 2014 gross profit in our Retail Segment decreased $0.4 million as compared to Q2 2013.  This change was primarily related to lower sales volume in our existing stores, partially offset by gross profit generated by the new health food stores added between the comparative periods.

OPERATING EXPENSE — Q2 2014 vs. Q2 2013

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees.  Q2 2014 operating expenses increased $0.4 million as compared to Q2 2013. Of this increase, approximately $0.4 million related to operating costs associated with new health food store openings and $0.2 million related to higher health insurance costs.  These increases were partially offset by a $0.2 million decrease in other operating expenses.

RESULTS OF OPERATIONS — SIX MONTHS ENDED MARCH 2014:

	For the six months ended March
			Incr
	2014	2013	(Decr)	% Change
CONSOLIDATED:
Sales (1)	$578,047,345	$576,786,472	$1,260,873	0.2
Cost of sales	540,786,320	539,259,663	1,526,657	0.3
Gross profit	37,261,025	37,526,809	(265,784)	(0.7)
Gross profit percentage	6.4%	6.5%

Operating expenses	33,557,311	32,480,314	1,076,997	3.3
Operating income	3,703,714	5,046,495	(1,342,781)	(26.6)
Interest expense	524,619	565,044	(40,425)	(7.2)
Income tax expense	1,429,000	1,981,000	(552,000)	(27.9)
Net income	1,819,281	2,676,646	(857,365)	(32.0)

BUSINESS SEGMENTS:
Wholesale
Sales	$560,335,399	$558,213,779	$2,121,620	0.4
Gross profit	29,612,287	29,479,819	132,468	0.4
Gross profit percentage	5.3%	5.3%
Retail
Sales	$17,711,946	$18,572,693	$(860,747)	(4.6)
Gross profit	7,648,738	8,046,990	(398,252)	(4.9)
Gross profit percentage	43.2%	43.3%

(1)                       Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $9.7 million for the six month ended March 2014 and $9.2 million for the six months ended March 2013.

SALES — Six months Ended March 2014

Sales in our Wholesale Segment increased $2.1 million for the six months ended March 2014 as compared to the same prior year period.  Significant items impacting sales for the six months ended March 2014 included a $11.2 million increase in sales related to price increases implemented by cigarette manufacturers and a $5.6 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).  These increases were partially offset by a $14.7 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment for the six months ended March 2014 decreased $0.9 million as compared to the same prior year period. For the six month period ended March 2014, sales at our existing retail locations decreased $2.4 million, primarily related to lower sales volumes resulting from competitive conditions in the markets we operate. This decrease was partially offset by a $1.5 million increase in sales from new store openings.

GROSS PROFIT — Six months Ended March 2014

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

Gross profit in our Wholesale Segment increased $0.1 million for the six month period ended March 2014 as compared to the same prior year period. This change was primarily related to a $0.4 million increase in our Other Product category gross profit, partially offset by a $0.3 million decrease in gross profit related to the volume and mix of cigarette cartons sold.

Gross profit in our Retail Segment increased $0.4 million for the six month period ended March 2014 as compared to the same prior year period.  This change was primarily related to lower sales volume in our existing stores, partially offset by gross profit generated by the new health food stores added between the comparative periods.

OPERATING EXPENSE — Six months Ended March 2014

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees. Operating expenses increased $1.1 million during the six months ended March 2014 as compared to the same prior year period.  Of this increase, approximately $0.7 million related to operating costs associated with new health food store openings and $0.8 million related to higher health insurance costs.  These increases were partially offset by a $0.4 million decrease in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•                  General. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments.  In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•                  Operating Activities. The Company generated cash of approximately $0.1 million from operating activities during the six months ended March 2014. Significant uses of cash during the period included an increase in inventory and reductions in accounts payable, accrued expenses and wages, and income tax payable. These uses of cash were offset by net earnings during the period and a reduction in accounts receivable.

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

•                  Investing Activities. The Company used approximately $1.8 million of cash during the six month period ended March 2014.  Of this amount, approximately $1.3 million related to capital expenditures for property and equipment and $0.5 million related to the acquisition discussed in Note 2.

•                  Financing Activities. The Company generated cash of $1.9 million from financing activities during the six month period ended March 2014.  Of this amount, approximately $4.9 million related to net borrowings on the Company’s credit facility.  These borrowings were offset by $0.6 million in long-term debt repayments, $1.9 million related to the repurchase of shares of the Company’s common stock and Series B Convertible Preferred Stock, $0.4 million related to dividends on the Company’s common and preferred stock, and $0.1 million related to equity-based awards.

•                  Cash on Hand/Working Capital.  At March 2014, the Company had cash on hand of $0.4 million and working capital (current assets less current liabilities) of $58.6 million. This compares to cash on hand of $0.3 million and working capital of $53.4 million at September 2013.

Credit Agreement

The Company primarily finances its operations through a credit agreement (the “Facility”) with Bank of America. The Facility included the following significant terms at March 2014:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2014 was $61.6 million, of which $19.8 million was outstanding, leaving $41.8 million available.

At March 2014, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.10% at March 2014.

For the six months ended March 2014, our peak borrowings under the Facility were $54.0 million, and our average borrowings and average availability under the Facility were $34.1 million and $33.4 million, respectively.  Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2014. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.3 million for the three and six month periods ended March 2014, respectively, and $0.2 million and $0.3 million for the three and six month periods ended March 2013, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 18, 2014	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 18, 2014	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)