Form 10-Q
period 2014-06-30
AMCON DISTRIBUTING CO
filed 2014-07-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The Registrant had 602,602 shares of its $.01 par value common stock outstanding as of July 14, 2014.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2014 and September 30, 2013

	June 2014	September 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$333,751	$275,036
Accounts receivable, less allowance for doubtful accounts of $1.2 million and $1.1 million at June 2014 and September 2013, respectively	29,699,236	28,383,205
Inventories, net	48,639,828	46,125,187
Deferred income taxes	1,652,702	1,831,933
Prepaid and other current assets	7,050,381	5,001,992
Total current assets	87,375,898	81,617,353

Property and equipment, net	13,944,111	13,088,859
Goodwill	6,349,827	6,349,827
Other intangible assets, net	4,547,228	4,820,978
Other assets	465,990	497,882
	$112,683,054	$106,374,899
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,447,785	$15,859,636
Accrued expenses	7,114,393	6,714,444
Accrued wages, salaries and bonuses	3,105,187	2,754,136
Income taxes payable	332,604	1,922,351
Current maturities of long-term debt	338,595	998,788
Total current liabilities	27,338,564	28,249,355

Credit facility	21,164,401	14,841,712
Deferred income taxes	3,569,713	3,327,010
Long-term debt, less current maturities	3,821,735	4,076,892
Other long-term liabilities	141,014	239,396
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both June 2014 and September 2013	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at both June 2014 and September 2013, and a total liquidation preference of $0.4 million at both June 2014 and September 2013	400,000	400,000
Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 602,602 shares outstanding at June 2014 and 623,115 shares outstanding at September 2013	6,677	6,543
Additional paid-in capital	13,577,433	12,502,135
Retained earnings	46,112,791	43,532,812
Treasury stock at cost	(5,949,274)	(3,300,956)
Total shareholders’ equity	53,747,627	52,740,534
	$112,683,054	$106,374,899

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2014 and 2013

	For the three months ended June		For the nine months ended June
	2014	2013	2014	2013
Sales (including excise taxes of $100.4 million and $100.2 million, and $283.5 million and $285.4 million, respectively)	$322,647,624	$316,031,197	$900,694,969	$892,817,669
Cost of sales	303,353,020	296,220,406	844,139,340	835,480,069
Gross profit	19,294,604	19,810,791	56,555,629	57,337,600
Selling, general and administrative expenses	16,295,082	16,065,285	48,599,519	47,351,952
Depreciation and amortization	557,736	598,061	1,810,610	1,791,708
	16,852,818	16,663,346	50,410,129	49,143,660
Operating income	2,441,786	3,147,445	6,145,500	8,193,940

Other expense (income):
Interest expense	228,827	309,445	753,446	874,489
Other (income), net	(37,473)	(49,487)	(106,659)	(225,682)
	191,354	259,958	646,787	648,807
Income from operations before income tax expense	2,250,432	2,887,487	5,498,713	7,545,133
Income tax expense	990,000	1,255,000	2,419,000	3,236,000
Net income	1,260,432	1,632,487	3,079,713	4,309,133
Preferred stock dividend requirements	(48,643)	(48,642)	(145,928)	(156,041)
Net income available to common shareholders	$1,211,789	$1,583,845	$2,933,785	$4,153,092

Basic earnings per share available to common shareholders	$2.00	$2.54	$4.79	$6.67
Diluted earnings per share available to common shareholders	$1.73	$2.19	$4.18	$5.73

Basic weighted average shares outstanding	605,319	623,115	613,032	622,833
Diluted weighted average shares outstanding	729,978	744,732	736,531	751,946

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,079,713	$4,309,133
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,536,860	1,517,958
Amortization	273,750	273,750
Gain on sale of property and equipment	(42,745)	(72,318)
Equity-based compensation	1,025,694	971,954
Deferred income taxes	421,934	449,188
Provision for losses on doubtful accounts	63,000	80,000
Provision for losses on inventory obsolescence	15,878	54,028
Other	(6,034)	(6,034)

Changes in assets and liabilities:
Accounts receivable	(1,379,031)	(2,852,651)
Inventories	(1,572,589)	(9,827,717)
Prepaid and other current assets	(2,048,389)	(1,622,018)
Other assets	31,892	55,753
Accounts payable	598,939	(1,070,612)
Accrued expenses and accrued wages, salaries and bonuses	805,286	525,856
Income tax payable	(1,589,747)	(1,096,612)
Net cash flows from operating activities	1,214,411	(8,310,342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,337,626)	(1,808,206)
Proceeds from sales of property and equipment	47,969	144,841
Acquisition	(996,803)	—
Net cash flows from investing activities	(3,286,460)	(1,663,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	6,322,689	13,697,657
Principal payments on long-term debt	(915,350)	(883,923)
Repurchase of Series B Convertible Preferred Stock and common stock	(2,648,318)	(2,572,085)
Dividends paid on convertible preferred stock	(145,928)	(156,041)
Dividends on common stock	(353,806)	(352,406)
Proceeds from exercise of stock options	—	1,180
Withholdings on the exercise of equity-based awards	(128,523)	(74,610)
Net cash flows from financing activities	2,130,764	9,659,772

Net change in cash	58,715	(313,935)
Cash, beginning of period	275,036	491,387
Cash, end of period	$333,751	$177,452

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$751,909	$851,665
Cash paid during the period for income taxes	3,586,813	3,883,424

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	62,414	21,248
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,154,869	1,389,258
Conversion by holder of Series B Convertible Preferred Stock to common stock	—	100,000
Common stock acquired with other consideration	—	760,871

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross dock facilities, include approximately 602,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kellogg’s, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. The Company does not maintain long term purchase contracts with its suppliers.

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

We operate within the natural products retail industry, which is a subset of the large and stable U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. According to The Natural Foods Merchandiser, a leading industry trade publication, retail sales in the natural foods industry exceeded $89 billion during the 2013 calendar year.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2014 and June 30, 2013 have been referred to throughout this quarterly report as Q3 2014 and Q3 2013, respectively. The fiscal balance sheet dates as of June 30, 2014, June 30, 2013, and September 30, 2013 have been referred to as June 2014, June 2013, and September 2013, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however, early adoption is permitted as is a retrospective application. We do not anticipate that the adoption of this standard will have a material effect on the Company’s financial position, results of operations, or cash flow.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flow.

2. ACQUISITIONS

During the first nine months of fiscal 2014, the Company began serving customers of two small convenience store distributors (“Distributors”) located in North Dakota.  As part of our agreement with these Distributors, the Company acquired inventory totaling approximately $1.0 million.  No material intangible assets or liabilities were assumed in connection with these transactions. These businesses will be included in our Wholesale Distribution Segment and are not considered material to the Company’s consolidated financial statements.

3. CONVERTIBLE PREFERRED STOCK

The Company has two series of convertible preferred stock outstanding at June 2014 as identified in the following table:

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

4. INVENTORIES

At June 2014 and September 2013, inventories consisted of finished goods and are stated at the lower of cost determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.8 million at both June 2014 and September 2013. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	June 2014	September 2013
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	June 2014	September 2013
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of $0.3 million and $0.2 million at June 2014 and September 2013, respectively)	191,667	266,667
Customer relationships (less accumulated amortization of $1.1 million and $0.9 million at June 2014 and September 2013, respectively)	982,292	1,181,042
	$4,547,228	$4,820,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At June 2014, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.  Amortization expense related to these assets was $0.1 million and $0.3 million for the three and nine month periods ended June 2014, respectively, and $0.1 million and $0.3 million for the three and nine month periods ended June 2013, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at June 2014:

Customer relationships	June 2014
Fiscal 2014 (1)	$91,250
Fiscal 2015	365,000
Fiscal 2016	331,667
Fiscal 2017	265,000
Fiscal 2018	79,375
Thereafter	41,667
$1,173,959

(1) Represents amortization for the remaining three months of Fiscal 2014.

6. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.5 million for the three and nine month periods ended June 2014, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended June 2013, respectively.

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

	For the three months ended June
	2014		2013
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	605,319	605,319	623,115	623,115
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	124,659	—	121,617
Weighted average number of shares outstanding	605,319	729,978	623,115	744,732
Net income	$1,260,432	$1,260,432	$1,632,487	$1,632,487
Deduct: convertible preferred stock dividends (2)	(48,643)	—	(48,642)	—
Net income available to common shareholders	$1,211,789	$1,260,432	$1,583,845	$1,632,487

Net earnings per share available to common shareholders	$2.00	$1.73	$2.54	$2.19

(1)                   Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

(2)                   Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the nine months ended June
	2014		2013
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	613,032	613,032	622,833	622,833
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	123,499	—	129,113
Weighted average number of shares outstanding	613,032	736,531	622,833	751,946
Net income	$3,079,713	$3,079,713	$4,309,133	$4,309,133
Deduct: convertible preferred stock dividends (2)	(145,928)	—	(156,041)	—
Net income available to common shareholders	$2,933,785	$3,079,713	$4,153,092	$4,309,133

Net earnings per share available to common shareholders	$4.79	$4.18	$6.67	$5.73

(1)                   Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)                   Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

8. DEBT

The Company primarily finances its operations with cash generated from operating activities and through a credit facility provided under an agreement with Bank of America (the “Facility”).  The Facility included the following significant terms at June 2014:

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2014. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

9. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has an Omnibus Incentive Plan (“the Omnibus Plan”) which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  At June 2014, awards with respect to a total of 146,600 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 3,400 shares may be awarded under the plan.

Stock Options

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at June 2014 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	2.45 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	4,400	5.83 years	$51.50	3,400	$51.50
Fiscal 2012	$53.80 - $65.97	5,600	7.35 years	$54.89	2,000	$55.02
Fiscal 2013	$62.33	7,300	8.32 years	$62.33	1,300	$62.33
		42,300		$34.02	31,700	$25.75

Restricted Stock Units

At June 2014, nonvested restricted stock units awarded pursuant to the Company’s Omnibus Plan were as follows:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 26, 2011	October 23, 2012	October 22, 2013
Original number of awards issued:	15,900	15,000	17,900
Service period:	36 months	36 months	36-60 months
Estimated fair value of award at grant date	$855,000	$935,000	$1,486,000
Awards outstanding at June 2014	5,300	10,000	17,600
Fair value of non-vested awards at June 2014:	$433,000	$818,000	$1,439,000

(1)                                 10,600 of the restricted stock units were vested as of June 2014. The remaining 5,300 restricted stock units will vest on October 25, 2014.

(2)                                 5,000 of the restricted stock units were vested as of June 2014.  The remaining 10,000 restricted stock units will vest in equal amounts on October 23, 2014 and October 23, 2015.

(3)                                 14,000 restricted stock units will vest in equal amounts on October 22, 2014, October 22, 2015, and October 22, 2016.  The remaining 3,600 restricted stock units will vest in equal amounts on October 22, 2014, October 22, 2015, October 22, 2016, October 22, 2017, and October 22, 2018.

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

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2013	29,600	$81.89
Granted	17,900	83.03
Vested	(14,300)	80.68
Forfeited/Expired	(300)	81.75
Nonvested restricted stock units at June 2014	32,900	$81.75

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense related to the amortization of all equity-based compensation awards of $0.3 million and $1.0 million for the three and nine months ended June 2014, respectively, and $0.3 million and $1.0 million for the three and nine months ended June 2013, respectively.  Total unamortized compensation expense related to these awards at June 2014 was approximately $1.9 million.

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2014:
External revenue:
Cigarettes	$231,814,363	$—	$—	$231,814,363
Confectionery	21,214,377	—	—	21,214,377
Health food	—	8,509,813	—	8,509,813
Tobacco, food service & other	61,109,071	—	—	61,109,071
Total external revenue	314,137,811	8,509,813	—	322,647,624
Depreciation	340,287	125,262	937	466,486
Amortization	91,250	—	—	91,250
Operating income (loss)	3,657,657	138,969	(1,354,840)	2,441,786
Interest expense	36,657	51,284	140,886	228,827
Income (loss) from operations before taxes	3,627,311	93,097	(1,469,976)	2,250,432
Total assets	98,799,569	13,602,639	280,846	112,683,054
Capital expenditures	949,732	25,062	—	974,794

THREE MONTHS ENDED JUNE 2013:
External revenue:
Cigarettes	$228,861,228	$—	$—	$228,861,228
Confectionery	20,658,502	—	—	20,658,502
Health food	—	9,331,747	—	9,331,747
Tobacco, food service & other	57,179,720	—	—	57,179,720
Total external revenue	306,699,450	9,331,747	—	316,031,197
Depreciation	387,683	118,191	937	506,811
Amortization	91,250	—	—	91,250
Operating income (loss)	3,951,778	364,126	(1,168,459)	3,147,445
Interest expense	49,754	55,187	204,504	309,445
Income (loss) from operations before taxes	3,900,589	314,153	(1,327,255)	2,887,487
Total assets	103,780,433	14,602,570	232,155	118,615,158
Capital expenditures	235,470	468,507	—	703,977

	Wholesale Segment	Retail Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2014:
External revenue:
Cigarettes	$647,770,840	$—	$—	$647,770,840
Confectionery	55,921,920	—	—	55,921,920
Health food	—	26,221,759	—	26,221,759
Tobacco, food service & other	170,780,450	—	—	170,780,450
Total external revenue	874,473,210	26,221,759	—	900,694,969
Depreciation	1,154,830	379,218	2,812	1,536,860
Amortization	273,750	—	—	273,750
Operating income (loss)	9,548,781	681,990	(4,085,271)	6,145,500
Interest expense	119,310	168,062	466,074	753,446
Income (loss) from operations before taxes	9,463,125	528,267	(4,492,679)	5,498,713
Total assets	98,799,569	13,602,639	280,846	112,683,054
Capital expenditures	2,242,733	94,893	—	2,337,626

NINE MONTHS ENDED JUNE 2013:
External revenue:
Cigarettes	$648,295,732	$—	$—	$648,295,732
Confectionery	55,461,844	—	—	55,461,844
Health food	—	27,904,440	—	27,904,440
Tobacco, food service & other	161,155,653	—	—	161,155,653
Total external revenue	864,913,229	27,904,440	—	892,817,669
Depreciation	1,209,733	305,414	2,811	1,517,958
Amortization	273,750	—	—	273,750
Operating income (loss)	10,285,106	1,803,736	(3,894,902)	8,193,940
Interest expense	156,650	168,735	549,104	874,489
Income (loss) from operations before taxes	10,147,828	1,650,327	(4,253,022)	7,545,133
Total assets	103,780,433	14,602,570	232,155	118,615,158
Capital expenditures	738,809	1,069,397	—	1,808,206

11. COMMON STOCK REPURCHASE

During the nine months ended June 2014, the Company repurchased 33,887 shares of its common stock from independent third parties for cash totaling approximately $2.6 million.  All repurchased shares are recorded in treasury stock at cost.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•                  increases in state and federal excise taxes on cigarette and tobacco products,

•                  the increasing demand and sale of electronic cigarettes and vapors through specialty shops and over the internet,

•                  increasing health care costs and the potential impact on discretionary consumer spending,

•                  changes in laws and regulations and ongoing compliance with the Patient Protection and Affordable Care Act,

•                  increased competition in our retail health food segment,

•                  the expansion of large and well capitalized national and regional health food retail store chains,

•                  risks associated with opening new retail stores,

•                  integration risk related to acquisitions or other efforts to expand,

•                  higher commodity prices which could impact food ingredient costs for many of the products we sell,

•                  regulation of cigarettes, tobacco, electronic cigarettes, and vaping products by the FDA, in addition to existing state and federal regulations by other agencies,

•                  potential bans or restrictions imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•                  increases in manufacturer prices,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the nine months ended June 2014.

THIRD FISCAL QUARTER 2014 (Q3 2014)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2014 and June 2013.

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 602,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kellogg’s, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products.  The Company does not maintain long term purchase contracts with its suppliers.

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

We operate within the natural products retail industry, which is a subset of the large and stable U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. According to The Natural Foods Merchandiser, a leading industry trade publication, retail sales in the natural foods industry exceeded $89 billion during the 2013 calendar year.

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

Business Update — Wholesale Segment

The demand for convenience shopping in the United States remains steady, with convenience stores accounting for over 34% of all retail formats combined (drug stores, supermarkets, dollar stores etc.), according to Nielsen.  Competition, however, remains brisk as these retail formats combined are increasingly targeting the same customer segment. We are seeing an increasing bifurcation in performance between the top quartile and bottom quartile convenience store operators.  We are also closely watching the development of the electronic cigarette and vapor product categories which are experiencing a rapid rise in popularity. We currently carry a wide selection of electronic cigarettes and vaping options which are offered to our customers through specialized merchandising programs.

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

During first nine months of fiscal 2014, the Company acquired the inventory and began servicing customers of two small convenience store distributors located in North Dakota. These transactions represented a valuable opportunity to leverage our existing infrastructure, while expanding our sales penetration in the region.

Business Update — Retail Segment

The growing demand for natural products has attracted a wide range of well financed competitors.  The operating environment for our retail health food segment is highly competitive as regional and national retailers such as Whole Foods Market, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, and General Nutrition Center (“GNC”) have all engaged in aggressive new store expansion strategies, often opening new retail sites in close proximity to our existing stores. Additionally, the purchase of consumer health products over the internet continues to grow and compete with brick and mortar retailers. Our Midwestern United States stores in particular have experienced an increase in competition over the past year which has impacted both sales and gross profit. We expect this highly competitive environment to persist and potentially accelerate into the foreseeable future.

Our management team is focused on a number of initiatives in our retail segment. These efforts include a number of merchandising and marketing strategies designed to promote customer retention and attract a new generation of younger customers who are embracing natural products, as well as reconfiguring certain aspects of our procurement processes.

For over seventy-five years, our health food stores have succeeded with a simple value proposition; helping our customers maintain good health. While consumer tastes and product offerings will evolve and change over time, we believe our customer focused philosophy will remain attractive to customers.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 2014:

	For the three months ended June
	2014	2013	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$322,647,624	$316,031,197	$6,616,427	2.1
Cost of sales	303,353,020	296,220,406	7,132,614	2.4
Gross profit	19,294,604	19,810,791	(516,187)	(2.6)
Gross profit percentage	6.0%	6.3%

Operating expense	16,852,818	16,663,346	189,472	1.1
Operating income	2,441,786	3,147,445	(705,659)	(22.4)
Interest expense	228,827	309,445	(80,618)	(26.1)
Income tax expense	990,000	1,255,000	(265,000)	(21.1)
Net income	1,260,432	1,632,487	(372,055)	(22.8)

BUSINESS SEGMENTS:
Wholesale
Sales	$314,137,811	$306,699,450	$7,438,361	2.4
Gross profit	15,681,005	15,722,805	(41,800)	(0.3)
Gross profit percentage	5.0%	5.1%
Retail
Sales	$8,509,813	$9,331,747	$(821,934)	(8.8)
Gross profit	3,613,599	4,087,986	(474,387)	(11.6)
Gross profit percentage	42.5%	43.8%

(1)         Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $5.3 million in Q3 2014 and $4.9 million in Q3 2013.

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

SALES — Q3 2014 vs. Q3 2013

Sales in our Wholesale Segment increased $7.4 million during Q3 2014 as compared to Q3 2013. Significant items impacting sales during Q3 2014 included a $7.2 million increase in sales related to price increases implemented by cigarette manufacturers, and a $4.4 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”). These items were partially offset by a $4.2 million decrease in sales primarily related to the volume and mix of cigarette cartons sold.

Q3 2014 sales in our Retail Segment decreased $0.8 million as compared to Q3 2013. During Q3 2014, sales at our existing retail locations decreased $1.3 million, primarily related to lower volumes resulting from competitive conditions in the markets we operate. This decrease was partially offset by $0.5 million increase in sales from new store openings.

GROSS PROFIT — Q3 2014 vs. Q3 2013

Our gross profit does not include fulfillment costs and costs related to the distribution network which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales. Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs. Our Q3 2014 wholesale segment gross profit was even with Q3 2013.

Q3 2014 gross profit in our Retail Segment decreased $0.5 million as compared to Q3 2013. This change was primarily related to lower sales volume in our existing stores, partially offset by gross profit generated by the new health food stores added between the comparative periods.

OPERATING EXPENSE — Q3 2014 vs. Q3 2013

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees.  Q3 2014 operating expenses increased $0.2 million as compared to Q3 2013. Of this increase, approximately $0.5 million related to higher compensation and insurance costs, partially offset by a $0.3 million reduction in other operating expenses.

RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 2014:

	For the nine months ended June
			Incr
	2014	2013	(Decr)	% Change
CONSOLIDATED:
Sales (1)	$900,694,969	$892,817,669	$7,877,300	0.9
Cost of sales	844,139,340	835,480,069	8,659,271	1.0
Gross profit	56,555,629	57,337,600	(781,971)	(1.4)
Gross profit percentage	6.3%	6.4%

Operating expenses	50,410,129	49,143,660	1,266,469	2.6
Operating income	6,145,500	8,193,940	(2,048,440)	(25.0)
Interest expense	753,446	874,489	(121,043)	(13.8)
Income tax expense	2,419,000	3,236,000	(817,000)	(25.2)
Net income	3,079,713	4,309,133	(1,229,420)	(28.5)

BUSINESS SEGMENTS:
Wholesale
Sales	$874,473,210	$864,913,229	$9,559,981	1.1
Gross profit	45,293,292	45,202,624	90,668	0.2
Gross profit percentage	5.2%	5.2%
Retail
Sales	$26,221,759	$27,904,440	$(1,682,681)	(6.0)
Gross profit	11,262,337	12,134,976	(872,639)	(7.2)
Gross profit percentage	43.0%	43.5%

(1)         Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $15.0 million for the nine month ended June 2014 and $14.1 million for the nine months ended June 2013.

SALES — Nine months Ended June 2014

Sales in our Wholesale Segment increased $9.6 million for the nine months ended June 2014 as compared to the same prior year period. Significant items impacting sales for the nine months ended June 2014 included a $18.4 million increase in sales related to price increases implemented by cigarette manufacturers and a $10.1 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”).  These increases were partially offset by a $18.9 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment for the nine months ended June 2014 decreased $1.7 million as compared to the same prior year period. For the nine month period ended June 2014, sales at our existing retail locations decreased $3.7 million, primarily related to lower volumes resulting from competitive conditions in the markets we operate. This decrease was partially offset by a $2.0 million increase in sales from new store openings.

GROSS PROFIT — Nine months Ended June 2014

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

Gross profit in our Wholesale Segment increased $0.1 million for the nine month period ended June 2014 as compared to the same prior year period. This change was primarily related to a $0.8 million increase in our Other Product category gross profit, partially offset by a $0.7 million decrease in gross profit related to the volume and mix of cigarette cartons sold.

Gross profit in our Retail Segment decreased $0.9 million for the nine month period ended June 2014 as compared to the same prior year period.  This change was primarily related to lower sales volume in our existing stores, partially offset by gross profit generated by the new health food stores added between the comparative periods.

OPERATING EXPENSE — Nine months Ended June 2014

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees. Operating expenses increased $1.3 million during the nine months ended June 2014 as compared to the same prior year period. Of this increase, approximately $1.1 million related to higher compensation and health insurance costs and $0.8 million related to operating costs associated with new health food store openings. These increases were partially offset by a $0.6 million reduction in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•

General. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments.  In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•

Operating Activities. The Company generated cash of approximately $1.2 million from operating activities during the nine months ended June 2014.  Significant sources of cash during the period included the impact of net earnings as well as increases in accounts payable, accrued expenses, and accrued wages, salaries and bonuses. These sources of cash were partially offset by increases in accounts receivable, inventory, prepaid and other current assets, and reductions in income tax payable.

Our variability in cash flows from operating activities is dependent on the timing of inventory purchases and seasonal fluctuations.  For example, periodically we have inventory “buy-in” opportunities which offer more favorable pricing terms. As a result, we may have to hold inventory for a period longer than the payment terms. This generates a cash outflow from operating activities which we expect to reverse in later periods. Additionally, during the warm weather months which is our peak time of operations, we generally carry higher amounts of inventory to ensure high fill rates and customer satisfaction.

•

Investing Activities. The Company used approximately $3.3 million of cash during the nine month period ended June 2014.  Of this amount, approximately $2.3 million related to capital expenditures for property and equipment and $1.0 million related to the acquisitions discussed in Note 2.

•

Financing Activities. The Company generated cash of $2.1 million from financing activities during the nine month period ended June 2014. Of this amount, approximately $6.3 million related to net borrowings on the Company’s credit facility. These borrowings were offset by $0.9 million in long-term debt repayments, $2.7 million related to the repurchase of shares of the Company’s common stock and Series B Convertible Preferred Stock, $0.5 million related to dividends on the Company’s common and preferred stock, and $0.1 million related to equity-based awards.

•

Cash on Hand/Working Capital.  At June 2014, the Company had cash on hand of $0.3 million and working capital (current assets less current liabilities) of $60.0 million. This compares to cash on hand of $0.3 million and working capital of $53.4 million at September 2013.

Credit Agreement

The Company primarily finances its operations with cash generated from operating activities and through a credit facility provided under an agreement with Bank of America (the “Facility”).  The Facility included the following significant terms at June 2014:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2014 was $63.4 million, of which $21.2 million was outstanding, leaving $42.3 million available. At June 2014, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.33% at June 2014.

For the nine months ended June 2014, our peak borrowings under the Facility were $54.0 million, and our average borrowings and average availability under the Facility were $33.0 million and $34.7 million, respectively.  Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2014. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.5 million for the three and nine month periods ended June 2014, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended June 2013, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended June 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2014	8,830	$80.00	8,830	41,170
May 1-31, 2014	—	—	—	41,170
June 1-30, 2014	—	—	—	41,170
Total	8,830	$80.00	8,830	41,170

*                 On December 20, 2013 our Board of Directors expanded upon the then-existing share repurchase authorization to provide renewed authorization for the repurchase of up to 50,000 shares of our Company’s common stock in open market or negotiated transactions.  Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 18, 2014	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 18, 2014	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)