Form 10-K
period 2014-09-30
AMCON DISTRIBUTING CO
filed 2014-11-07
CIK 928465

Use these links to rapidly review the document
AMCON DISTRIBUTING COMPANY Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2014 was $32,981,338 computed by reference to the $85.60 closing price of such common stock equity on March 31, 2014.

As of November 3, 2014 there were 615,492 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2014 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to "we," "us," "our," "Company," and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The Company's 2014 and 2013 fiscal years ended September 30, are herein referred to as fiscal 2014 and fiscal 2013, respectively. The fiscal year-end balance sheet dates of September 30, 2014 and September 30, 2013 are referred to herein as September 2014 and September 2013, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7 of this report.

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,500 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 16,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. Convenience stores represent our largest customer category. In September 2014, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

Our wholesale business offers retailers the ability to take advantage of manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers' investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, optimizing inventory, merchandising expertise, information systems, and accessing trade credit.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 641,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kelloggs, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

COMPETITIVE STRENGTHS

We believe that we benefit from a number of competitive strengths, including the following:

Industry Experience

The management teams for both of our business segments include substantial depth in the areas of finance, information technology, business development, retail store support, logistics, sales, and marketing. This experience is beneficial for the management of vendor and customer relationships as well as overall operational execution.

Flexible Distribution Capabilities and Customer Service Programs

Wholesale distributors typically provide convenience retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. As a large, full-service wholesale distributor, we offer retailers a wide array of manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems that are focused on minimizing retailers' investment in inventory, while seeking to maximize their sales and profit.

The wholesale distribution industry is highly fragmented and historically has consisted of a large number of small, privately-owned businesses and a small number of large, full-service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large distributors such as our Company benefit from several competitive advantages including: increased purchasing power, the ability to service large chain accounts, economies of scale in sales and operations, and the resources to invest in information technology and other productivity-enhancing technologies.

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

BUSINESS STRATEGY

We have a three-pronged dynamic business strategy to create shareholder value. This strategy includes:

•
Maximizing liquidity in the short term.

•
Reducing debt, investing in new information technologies, and selectively expanding product offerings, particularly in foodservice, in the medium term.

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

PRINCIPAL PRODUCTS

The sales of cigarettes represented 72% and 73% of our consolidated revenue in fiscal 2014 and fiscal 2013 respectively. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 28% of our consolidated revenue in fiscal 2014 and 27% in fiscal 2013.

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

ENVIRONMENTAL MATTERS

All of AMCON's facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2014 or fiscal 2013.

EMPLOYEES

At September 2014, the Company had 719 full-time and 121 part-time employees, which together serve in the following areas:

Managerial	40
Administrative	92
Delivery	122
Sales & Marketing	292
Warehouse	294

Total Employees	840

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers ("IAMAW"). The current labor agreement with the union is effective through December 31, 2014. While the Company believes it has satisfactory relations with its employees and is in negotiations with representatives from the IAMAW, no assurances can be given that the Company will execute a new labor agreement prior to December 31, 2014.

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

•
Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2014, approximately 72% of our consolidated revenues came from the distribution of cigarettes which generated approximately 25% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline. Further, the Patient Protection and Affordable Care Act now allows insurance companies to charge tobacco users more for health insurance policies than policies offered to non-tobacco users; a move which could further depress the demand for cigarettes and tobacco products. If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•
Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products are subject to substantial excise taxes. Significant increases in cigarette-related taxes and fees have been imposed by city, state, and federal governments in recent years. Further, the evolving regulatory responsibilities of the FDA are being funded by fees imposed on tobacco companies. These fees have been passed on to wholesale distributors and end consumers in the form of higher prices for cigarette and tobacco products.

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

RISK FACTORS RELATED TO THE RETAIL BUSINESS

•
Increased Competition in the Retail Health Food Industry May Have an Adverse Effect on Our Business.

In our retail health food business, we compete with a wide range of well financed regional and national competitors such as Whole Foods Markets, Trader Joe's, Sprouts Farmers Market, Natural Grocers, General Nutrition Centers ("GNC"), and Vitamin World, which have all embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other and independent natural foods stores chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets also offer natural products. Some of these competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting, and selling their products. Increased competition may have a material adverse effect on our results of operations, business, cash flow, and financial condition as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

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

•
Perishable Food Product Losses Could Materially Impact Our Results.

Our retail stores carry many perishable products which may result in significant product inventory losses in the event of extended power outages, natural disasters, or other catastrophic occurrences.

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

•
We Depend on Our Senior Management and Key Personnel.

We depend on the continued services and performance of our senior management and other key personnel. While we have employment agreements with certain key personnel, the loss of service from any of our executive officers or key employees could harm our business.

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

In addition, at September 2014 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires December 31, 2014. While the Company believes it has satisfactory relations with its employees and is in negotiations with representatives from the IAMAW, no assurances can be given that the Company will execute a new labor agreement prior to December 31, 2014. If we were not able to renew our future labor agreements on similar terms, we may be unable to recover labor cost increases through increased prices or may suffer business interruptions as a result of strikes or other work stoppages.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The location and approximate square footage of the Company's six distribution centers and sixteen retail stores at September 2014 are set forth below:

Location	Square Feet
Distribution—IL, MO, ND, NE, SD, & TN	641,000
Retail—AR, FL, KS, MO, NE, & OK	161,900

Total Square Footage	802,900

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

Name	Age	Position
Christopher H. Atayan	54	Chairman of the Board, Chief Executive Officer, Director
Kathleen M. Evans	67	President, Director
Andrew C. Plummer	40	Vice President, Chief Financial Officer, and Secretary
Eric J. Hinkefent	53	President of Chamberlin's Market and Cafe and Akin's Natural Foods Market

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock trades on NYSE MKT under the trading symbol "DIT". As of October 31, 2014, the closing price of our common stock on NYSE MKT was $83.96 and there were 615,492 common shares outstanding. As of that date, the Company had approximately 700 persons holding common shares beneficially of which approximately 160 are shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company's common stock reported by NYSE MKT for fiscal 2014 and 2013.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
4th Quarter	$85.96	$77.51	$83.75	$77.50
3rd Quarter	86.30	78.50	79.75	68.75
2nd Quarter	92.93	78.69	78.20	65.78
1st Quarter	83.03	74.28	65.20	60.00

DIVIDEND POLICY

On a quarterly basis, the Company's Board of Directors evaluates the potential declaration of dividend payments on the Company's common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The Company's revolving credit facility provides that the company may not pay dividends on its common shares in excess of $1.00 per common share on an annual basis. There is no limit on dividend payments provided that certain excess availability measurements have been maintained for the thirty day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a fixed charge coverage ratio of at least 1.10 to 1.0 as defined in the credit facility agreement.

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $0.5 million, or $0.72 per common share, during both fiscal 2014 and fiscal 2013.

The Company has Series A and B Convertible Preferred Stock ("Convertible Preferred Stock") outstanding at September 2014 which are not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on the Series A and Series B Convertible Preferred Stock totaling $0.2 million during both fiscal 2014 and fiscal 2013. See Note 3 to Consolidated Financial Statements included in this Annual Report for further information regarding these securities.

REPURCHASE OF COMPANY SHARES

During the fourth fiscal quarter of 2014, the Company repurchased 191 shares of its common stock for cash totaling less than $0.1 million. During fiscal 2014, a total of 34,078 common shares were repurchased for cash totaling approximately $2.7 million. All repurchased shares were recorded in treasury stock at cost. At September 2014, 49,809 shares of the Company's common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company's Board of Directors.

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended September 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
July 1-31, 2014	—	—	—	50,000
August 1-31, 2014	—	—	—	50,000
September 1-30, 2014	191	$84.97	191	49,809
Total	191	$84.97	191	49,809

*
In July 2014, our Board of Directors authorized purchases of up to 50,000 shares of our Company's common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2014 and September 2013. For more information regarding our business segments, see Item 1 "Business" of this Annual Report.

Business Update—Wholesale Segment

A number of long term industry trends continued to unfold during 2014. First, both convenience stores and the wholesale distributors which service them continue to consolidate. Increasing working capital requirements and intense "price only" competition is forcing many smaller competitors from the market as operating margins compress. Second, the demand for cigarettes which represents approximately 32% of total in-store sales for convenience stores according to the National Association of Convenience Stores ("NACS") continued its long term decline which began in the 1980's.

Several emerging trends are also beginning to take hold. Electronic cigarettes (e-cigarettes) and vaping, while still a small percentage of total cigarette and tobacco sales, continue to grow as they become an alternative to traditional tobacco products. Secondly, all retail formats, including convenience stores, are in the early stages of adopting a range of new consumer facing technologies such as mobile applications (apps) to help drive repeat traffic and anchor customers.

As the sixth (6th) largest wholesale distributor to convenience stores in the United States, we are well positioned to capitalize on these trends given our access to resources and deep industry relationships. One of our fundamental strategic tenants is to view our business as a platform with considerable reach. A platform connecting over 4,500 retail locations and millions of consumers to products, services, and technology across 24 states which can be monetized in a number of different fashions.

Towards that end, we made a number of targeted investments during fiscal 2014 to further enhance our business and platform. These investments included the expansion of our distribution facilities in South Dakota, investments in our delivery truck fleet, and the expansion of our foodservice programs and services which offer higher margins. We also completed the acquisition of two smaller wholesale distributors in the Dakotas which will help extend our reach in that geographic region.

Forward looking, we believe the competitive landscape will remain intense. As always, our number one priority remains creating shareholder value in a low risk fashion. This means maximizing liquidity in the short term so capital can be deployed in a patient, opportunistic manner, as strategic investment and acquisition opportunities arise. Additionally, developing new mechanisms to monetize our business platform remains a top area of focus for our management team. We believe much of these efforts will be centered on the introduction of new consumer facing technologies such as consumer level mobile applications which we believe could be a promising area for growth as independent convenience store owners seek out solutions in this area.

Business Update—Retail Segment

It continues to be a time of tremendous change within health food retailing. The demand for natural products has become more mainstream as customers have better educated themselves about nutrition and are increasingly taking health management into their own hands. This growth is evidenced by the back-to-back years of 10%+ sales growth industry-wide according to The Natural Foods Merchandiser ("NFM"). In the 2013 calendar year, industry-wide sales of natural foods topped $89.4 billion, a 10.5% increase over the 2012 calendar year. This compares to a 10.3% growth in sales industry wide between the 2012 and 2011 calendar years.

This increasing appetite for natural products has not gone unnoticed. While many marquee consumer food brands and fast food retail formats struggle with slowing demand, the attractive margins and sales growth in the natural health food industry has attracted a wide range of well capitalized competitors such as Whole Foods Market, Trader Joe's, Sprouts Farmers Market, and Natural Grocers, which have all embarked on aggressive new store expansion strategies. Most recently, many of these competitors have begun to move into second tier cities, including the markets in which we operate. At the same time, the historical on-again, off-again, interest in natural foods by conventional grocery stores is now again in vogue and is viewed as a "must-have" category in order to capture younger, health conscious shoppers. Accordingly, many conventional grocery stores have expanded their natural food offerings in recent years. This has all resulted in a highly competitive operating environment which negatively impacted our sales during fiscal 2014.

Despite the new competition, we believe the total market potential will continue to grow as more consumers gravitate more towards natural foods and products. There appears to be a shift among certain customer segments towards simpler, cleaner foods and products, and away from processed foods or chemical heavy products. In particular, we believe millennial and generation X consumers present a considerable opportunity and we are working on a number of initiatives to capture these customers.

With the exception of commodity oriented products such as milk, we believe the health food industry remains primarily a high touch business requiring a certain degree of consultative engagement before customers become comfortable making purchases. This is particularly true in product categories such as vitamin or herb supplements. We feel that it is in this area, the depth of our educational offerings and in-store product specialists, where our business has a real competitive differentiator which can be leveraged to drive growth in the coming years as we introduce new programs and services.

Results of Operations

The following table sets forth an analysis of various components of the Company's Statement of Operations as a percentage of sales for fiscal years 2014 and 2013:

	Fiscal Years
	2014	2013
Sales	100.0%	100.0%
Cost of sales	93.8	93.6

Gross profit	6.2	6.4
Selling, general and administrative expenses	5.2	5.3
Depreciation and amortization	0.2	0.2

Operating income	0.8	0.9
Interest expense	0.1	0.1

Income before income taxes	0.7	0.8
Income tax expense	0.3	0.4

Net income	0.4	0.4
Preferred stock dividend requirements	—	—

Net income available to common shareholders	0.4%	0.4%

	Fiscal Years
			Incr (Decr)(2)
(In millions)	2014(2)	2013(2)		% Change(2)
CONSOLIDATED:
Sales(1)	$1,236.8	$1,211.1	$25.7	2.1%
Cost of Sales	1,160.2	1,133.7	26.6	2.3
Gross profit	76.5	77.4	(0.9)	(1.1)
Gross profit percentage	6.2%	6.4%
Operating expense	67.1	66.3	0.8	1.2
Operating income	9.4	11.1	(1.7)	(15.1)
Interest expense	0.9	1.1	(0.2)	(15.6)
Income tax expense	3.6	4.4	(0.7)	(17.0)
Net income	5.0	5.9	(0.9)	(15.3)
BUSINESS SEGMENTS:
Wholesale
Sales(1)	$1,202.4	$1,174.0	$28.5	2.4%
Gross profit	61.8	61.2	0.5	0.9
Gross profit percentage	5.1%	5.2%
Retail
Sales	$34.3	$37.1	$(2.8)	(7.5)%
Gross profit	14.7	16.1	(1.4)	(8.6)
Gross profit percentage	43.0%	43.5%

(1)
Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $20.3 million in fiscal 2014 and $19.4 million in fiscal 2013.

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

SALES—Fiscal 2014 vs. Fiscal 2013

Sales in our Wholesale Segment increased $28.5 million from fiscal 2013 to fiscal 2014. Significant items impacting sales during fiscal 2014 included a $24.9 million increase in sales related to price increases implemented by cigarette manufacturers and a $16.7 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories ("Other Products"). These increases were partially offset by a $13.1 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $2.8 million from fiscal 2013 to fiscal 2014. During fiscal 2014, sales at our existing retail locations decreased $4.8 million, primarily related to lower volumes resulting from competitive conditions in the markets we operate. This decrease was partially offset by a $2.0 million increase in sales from new store openings between the comparative period.

GROSS PROFIT—Fiscal 2014 vs. Fiscal 2013

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

Gross profit in our Wholesale Segment increased $0.5 million from fiscal 2013 to fiscal 2014. This change was primarily related to higher sales volumes in our Other Product category. Gross profit in our Retail Segment decreased $1.4 million from fiscal 2013 to fiscal 2014. This change was primarily related to lower sales volume in our existing stores, partially offset by gross profit generated by new health food stores added between the comparative periods.

OPERATING EXPENSE—Fiscal 2014 vs. Fiscal 2013

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses related to employee and facility costs, equipment leases, transportation costs, fuel costs, insurance, and professional fees.

Fiscal 2014 consolidated operating expenses increased $0.8 million as compared to 2013. Of this increase, approximately $1.1 million related to higher compensation and health insurance costs and $0.8 million related to operating costs associated with new health food store openings. These increases were partially offset by a $1.1 million reduction in other operating expenses, primarily in our retail business.

Liquidity and Capital Resources

OVERVIEW

•
General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•
Operating Activities.  During fiscal 2014, the Company generated cash of approximately $7.7 million from operating activities. Significant sources of cash during the period included lower inventory combined with the impact of net earnings as well as increases in accounts payable, and accrued expenses. These sources of cash were partially offset by increases in accounts receivable, prepaid and other current assets, and reductions in accrued wages, salaries and bonuses and income tax payable.

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

•
Investing Activities.  The Company used approximately $3.6 million of cash during fiscal 2014 for investing activities. Of this amount, approximately $2.8 million related to capital expenditures on property and equipment and $1.0 million related to the acquisitions discussed in Note 2 to the Consolidated Financial Statements. These amounts were partially offset by $0.2 million in proceeds from the sale of property and equipment.

•
Financing Activities.  The Company used cash of $4.2 million from financing activities during fiscal 2014. Of this amount, $1.0 million related to repayments on long-term debt, $2.6 million related to the repurchase of the Company's common stock, $0.6 million related to dividends on the Company's common and preferred stock, and $0.2 million related to equity-based stock awards. This was partially offset by $0.2 million related to net borrowings on the Company's credit facility.

•
Cash on Hand/Working Capital.  At September 2014, the Company had cash on hand of $0.1 million and working capital (current assets less current liabilities) of $55.8 million. This compares to cash on hand of $0.3 million and working capital of $53.4 million at September 2013.

The Company primarily finances its operations through a credit agreement (the "Facility") with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at September 2014:

•
A July 2018 maturity date without a penalty for prepayment.

•
$70.0 million revolving credit limit.

•
Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•
A provision providing an additional $10.0 million of credit advances for certain inventory purchases if elected by the Company.

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

•
An unused commitment fee equal to one-quarter of one percent ( 1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•
Secured by collateral including all of the Company's equipment, intangibles, inventories, and accounts receivable.

•
A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company's availability has not fallen below 10% of the maximum loan limit and the Company's fixed charge coverage ratio is over 1.0.

•
Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis. There is, however, no limit on dividend payments provided that certain excess availability measurements have been maintained for the thirty day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a fixed charge coverage ratio of at least 1.10 to 1.0 as defined in the credit facility agreement.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2014 was $65.2 million, of which $15.1 million was outstanding, leaving $50.1 million available.

At September 2014, the revolving portion of the Company's Facility balance bore interest based on the bank's prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.77% at September 2014.

During fiscal 2014, our peak borrowings under the Facility were $54.0 million and our average borrowings and average availability was $30.4 million and $36.8 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a single term loan with BMO Harris Bank which is also a participant lender on the Company's revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2014. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

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

While the Company believes its liquidity position going forward will be adequate to sustain operations, a precipitous change in operating environment could materially impact the Company's future revenue stream as well as its ability to collect on customer accounts receivable or secure bank credit.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2014.

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

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

Long-lived assets consist primarily of property and equipment, intangible assets, and goodwill acquired in business combinations. Property and equipment and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Indefinite-lived intangible assets and goodwill are not amortized. Impairment of the Company's long-lived assets is assessed during the Company's fourth fiscal quarter or whenever events or circumstances change that indicate the carrying value of such long-lived assets may not be recoverable. The Company recorded no impairment charges during either fiscal 2014 or fiscal 2013.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however, early adoption is permitted as is a retrospective application. We do not anticipate that the adoption of this standard will have a material effect on the Company's financial position, results of operations, or cash flow.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605—Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The

Company is currently assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flow.

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

Changes in these factors could result in significantly different results. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance. Any forward-looking statement contained herein is made as of the date of this document. Except as required by law, the Company undertakes no obligation to publicly update or correct any of these forward- looking statements in the future to reflect changed assumptions, the occurrence of material events or changes in future operating results, financial conditions or business over time.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCON Distributing Company and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Omaha, Nebraska
November 7, 2014

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
ASSETS
Current assets:
Cash	$99,922	$275,036
Accounts receivable, less allowance for doubtful accounts of $0.8 million at 2014 and $1.1 million at 2013	33,286,932	28,383,205
Inventories, net	43,635,266	46,125,187
Deferred income taxes	1,606,168	1,831,933
Prepaid and other current assets	5,034,570	5,001,992

Total current assets	83,662,858	81,617,353
Property and equipment, net	13,763,140	13,088,859
Goodwill	6,349,827	6,349,827
Other intangible assets, net	4,455,978	4,820,978
Other assets	448,149	497,882

	$108,679,952	$106,374,899

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,412,895	$15,859,636
Accrued expenses	6,891,308	6,714,444
Accrued wages, salaries and bonuses	2,647,969	2,754,136
Income taxes payable	1,603,614	1,922,351
Current maturities of long-term debt	341,190	998,788

Total current liabilities	27,896,976	28,249,355
Credit facility	15,081,783	14,841,712
Deferred income taxes	3,484,204	3,327,010
Long-term debt, less current maturities	3,735,702	4,076,892
Other long-term liabilities	139,003	239,396
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both September 2014 and September 2013	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at September 30, 2014 and September 30, 2013, and a total liquidation preference of $0.4 million at both September 2014 and September 2013	400,000	400,000
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $0.01 par value, 3,000,000 shares authorized, 602,411 shares issued and outstanding at September 2014 and 623,115 shares issued and outstanding at September 2013	6,677	6,543
Additional paid-in capital	13,571,909	12,502,135
Retained earnings	47,829,201	43,532,812
Treasury stock at cost	(5,965,503)	(3,300,956)

Total shareholders' equity	55,442,284	52,740,534

	$108,679,952	$106,374,899

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2014	2013
Sales (including excise taxes of $387.8 million and $386.4 million, respectively)	$1,236,755,388	$1,211,052,634
Cost of sales	1,160,248,793	1,133,695,309

Gross profit	76,506,595	77,357,325

Selling, general and administrative expenses	64,723,824	63,880,109
Depreciation and amortization	2,386,402	2,412,613

	67,110,226	66,292,722

Operating income	9,396,369	11,064,603
Other expense (income):
Interest expense	935,360	1,108,146
Other (income), net	(130,519)	(277,215)

	804,841	830,931

Income from operations before income tax expense	8,591,528	10,233,672
Income tax expense	3,632,000	4,375,000

Net income	4,959,528	5,858,672
Preferred stock dividend requirements	(195,105)	(205,218)

Net income available to common shareholders	$4,764,423	$5,653,454

Basic earnings per share available to common shareholders:	$7.81	$9.08
Diluted earnings per share available to common shareholders:	$6.75	$7.79
Basic weighted average shares outstanding	610,392	622,904
Diluted weighted average shares outstanding	735,227	751,812

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock
					Additional Paid in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance, October 1, 2012	629,327	$6,293	(17,000)	$(918,000)	$11,021,109	$38,349,253	$48,458,655
Dividends on common stock, $0.72 per share	—	—	—	—	—	(469,895)	(469,895)
Dividends on convertible preferred stock	—	—	—	—	—	(205,218)	(205,218)
Compensation expense and issuance of stock in connection with equity- based awards	20,941	209	—	—	1,381,067	—	1,381,276
Conversion of Series B Convertible Preferred Stock to common stock by holders	4,056	41	—	—	99,959	—	100,000
Repurchase of Series B Convertible Preferred Stock and common stock	—	—	(14,209)	(2,382,956)	—	—	(2,382,956)
Net income	—	—	—	—	—	5,858,672	5,858,672

Balance, September 30, 2013	654,324	6,543	(31,209)	(3,300,956)	12,502,135	43,532,812	52,740,534
Dividends on common stock, $0.72 per share	—	—	—	—	—	(468,034)	(468,034)
Dividends on convertible preferred stock	—	—	—	—	—	(195,105)	(195,105)
Compensation expense and issuance of stock in connection with equity- based awards	13,374	134	—	—	1,069,774	—	1,069,908
Repurchase of common stock	—	—	(34,078)	(2,664,547)	—	—	(2,664,547)
Net income	—	—	—	—	—	4,959,528	4,959,528

Balance, September 30, 2014	667,698	$6,677	(65,287)	$(5,965,503)	$13,571,909	$47,829,201	$55,442,284

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,959,528	$5,858,672
Adjustments to reconcile income from operations to net cash flows from operating activities:
Depreciation	2,021,402	2,047,613
Amortization	365,000	365,000
Gain on sale of property and equipment	(59,449)	(56,829)
Equity-based compensation	1,406,033	1,303,310
Deferred income taxes	382,959	(221,694)
Recoveries for losses on doubtful accounts	(317,000)	(55,000)
Provision (recoveries) for losses on inventory obsolescence	44,695	(91,494)
Other	(8,045)	(93,328)
Changes in assets and liabilities:
Accounts receivable	(4,586,727)	4,353,630
Inventories	3,403,156	(7,669,072)
Prepaid and other current assets	(32,578)	1,474,710
Other assets	49,733	232
Accounts payable	591,478	(1,391,539)
Accrued expenses and accrued wages, salaries and bonuses	(238,994)	181,294
Income taxes payable	(318,737)	(272,615)

Net cash flows from operating activities	7,662,454	5,732,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,796,326)	(2,113,426)
Proceeds from sales of property and equipment	192,373	179,662
Acquisitions	(996,803)	—

Net cash flows from investing activities	(3,600,756)	(1,933,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	240,071	487,980
Principal payments on long-term debt	(998,788)	(1,182,829)
Repurchase of common stock and Series B Convertible Preferred Stock	(2,664,547)	(2,572,085)
Dividends paid on convertible preferred stock	(195,105)	(205,218)
Dividends on common stock	(468,034)	(469,895)
Withholdings on the exercise of equity-based awards	(150,409)	(73,430)

Net cash flow from financing activities	(4,236,812)	(4,015,477)

Net change in cash	(175,114)	(216,351)
Cash, beginning of year	275,036	491,387

Cash, end of year	$99,922	$275,036

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended September
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$946,881	$1,115,991
Cash paid during the year for income taxes	3,567,778	4,867,986
Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	$34,985	$73,204
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,154,869	1,389,258
Conversion by holders of Series B Convertible Preferred Stock to common stock	—	100,000
Common stock acquired with other consideration	—	760,871

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

The Company's operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company's retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 72% of our consolidated revenue and 25% of our consolidated gross profit during fiscal 2014 and 73% of our consolidated revenue and 26% of our consolidated gross profit during fiscal 2013.

(b) Accounting Period:

The Company's fiscal year ends on September 30 and the fiscal years ended September 30, 2014 and September 30, 2013 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2014 and fiscal 2013 totaled approximately $0.9 million and $1.6 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company's policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 7). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

(f) Inventories:

At September 2014 and September 2013, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis) or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. Finished goods included total reserves of approximately $0.9 million and $0.8 million at September 2014 and September 2013, respectively. These reserves include the Company's obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2014	September 2013
Prepaid expenses	$1.2	$1.0
Prepaid inventory	3.8	4.0

	$5.0	$5.0

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

The Company reviews property and equipment for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the asset group are estimated over the asset's useful life of the primary asset and based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the asset group may not be recoverable, the potential impairment is determined based on the amount by which the carrying value of the asset group exceeds the fair value of the asset group.

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

When evaluating the potential impairment of non-amortizable indefinite-lived assets and goodwill we first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company's reporting units. In addition, the Company supplemented its qualitative analysis with a quantitative analysis for 2014. If after completing this assessment, it is determined that it is more that than likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

In the first step of the two-step testing methodology, we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference in that period.

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

No impairments of goodwill, indefinite-lived assets, or identifiable intangible assets with finite lives were recorded during either fiscal 2014 or fiscal 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

(k) Insurance:

The Company's workers' compensation, general liability, and employee-related health care benefits are provided through high-deductible or self- insurance programs. As a result, the Company accrues for its workers' compensation and general liability based upon a claim reserve analysis. The Company has issued a letter of credit in the amount of $0.4 million to its workers' compensation insurance carrier as part of its loss control program. The reserve for incurred, but not reported, employee health care benefits is based on approximately one month of claims, calculated using the Company's historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

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

(q) Adoption of New Accounting Standards:

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss ("NOL") or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, however, early adoption is permitted as is a retrospective application. We do not anticipate that the adoption of this standard will have a material effect on the Company's financial position, results of operations, or cash flow.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605—Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flow.

2. ACQUISTIONS:

During fiscal 2014, the Company began serving customers of two small convenience store distributors ("Distributors") located in North Dakota. As part of our agreement with these Distributors, the Company acquired inventory totaling approximately $1.0 million. No material intangible assets or liabilities were assumed in connection with these transactions. These businesses were included in our Wholesale Distribution Segment and are not considered material to the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. CONVERTIBLE PREFERRED STOCK:

The Company had two series of convertible preferred stock outstanding at September 2014 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares outstanding at September 2014:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares to be issued upon conversion:	82,481	16,227
Dividend rate:	6.785%	6.37%

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

Shares of common stock underlying outstanding stock options and restricted stock unit awards at September 2014 and September 2013 which were anti- dilutive were not included in the computations of diluted earnings per share. Such anti-dilutive awards excluded from the computation of diluted earnings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. EARNINGS PER SHARE: (Continued)

per share included 500 shares of common stock with an average exercise price of $65.97 at September 2013. There were no anti-dilutive awards at September 2014.

	For Fiscal Years
	2014 Basic	2013 Basic
Weighted average common shares outstanding	610,392	622,904

Net income	$4,959,528	$5,858,672
Deduct: convertible preferred stock dividends	(195,105)	(205,218)

Net income available to common shareholders	$4,764,423	$5,653,454

Net earnings per share available to common shareholders	$7.81	$9.08

	2014 Diluted	2013 Diluted
Weighted average common shares outstanding	610,392	622,904
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock(1)	124,835	128,908

Weighted average number of shares outstanding	735,227	751,812

Net income	$4,959,528	$5,858,672
Deduct: convertible preferred stock dividends(2)	—	—

Net income available to common shareholders	$4,959,528	$5,858,672

Net earnings per share available to common shareholders	$6.75	$7.79

(1)
Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)
Diluted earnings per share calculation excludes dividend payments for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2014 and 2013 consisted of the following:

	2014	2013
Land	$648,818	$648,818
Buildings and improvements	9,220,122	9,166,545
Warehouse equipment	11,725,727	11,318,709
Furniture, fixtures and leasehold improvements	10,588,837	10,396,053
Vehicles	2,840,963	2,873,452
Construction in progress	1,948,670	197,425

	36,973,137	34,601,002
Less accumulated depreciation and amortization:
Owned property and equipment	(23,209,997)	(21,512,143)

	$13,763,140	$13,088,859

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at September 2014 and September 2013 was as follows:

	2014	2013
Wholesale	$4,436,950	$4,436,950
Retail	1,912,877	1,912,877

	$6,349,827	$6,349,827

Other intangible assets at fiscal year ends 2014 and 2013 consisted of the following:

	2014	2013
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.3 million at September 2014 and $0.2 million at September 2013)	166,667	266,667
Customer relationships (less accumulated amortization of approximately $1.2 million and $0.9 million at September 2014 and September 2013, respectively)	916,042	1,181,042

	$4,455,978	$4,820,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At September 2014, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of previous acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets totaled $0.4 million during both fiscal 2014 and fiscal 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS: (Continued)

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at September 2014:

Fiscal 2015	$365,000
Fiscal 2016	331,667
Fiscal 2017	265,000
Fiscal 2018	79,375
Fiscal 2019	41,667

$1,082,709

7. DEBT:

The Company primarily finances its operations through a credit facility agreement (the "Facility") and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

CREDIT FACILITY

	2014	2013
Revolving portion of the Facility, interest payable at 1.77% at September 2014	$15,081,783	$14,841,712

The Facility included the following significant terms at September 2014:

•
A July 2018 maturity date without a penalty for prepayment.

•
$70.0 million revolving credit limit.

•
Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•
A provision providing an additional $10.0 million of credit advances for certain inventory purchases if elected by the Company.

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

•
An unused commitment fee equal to one-quarter of one percent ( 1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•
Secured by collateral including all of the Company's equipment, intangibles, inventories, and accounts receivable.

•
A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT: (Continued)

  defined in the credit agreement. The Company's availability has not fallen below 10% of the maximum loan limit and the Company's fixed charge coverage ratio is over 1.0.

•
Provides that the Company may not pay dividends on its common stock in excess of $1.00 per share on an annual basis. There is, however, no limit on dividend payments provided that certain excess availability measurements have been maintained for the thirty day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a fixed charge coverage ratio of at least 1.10 to 1.0 as defined in the credit facility agreement.

During fiscal 2014, total borrowings and payments on the Facility were approximately $1.3 billion and $1.3 billion, respectively, resulting in net advances of $0.2 million. Total borrowings and repayment on the Facility during fiscal 2013 were approximately was $1.2 billion and $1.2 billion, respectively, resulting in net advances of $0.5 million.

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long-term obligations at fiscal 2014 and fiscal 2013 as follows:

	2014	2013
Note payable to a bank ("Real Estate Loan"), interest payable at a fixed rate of 2.99% with monthly installments of principal and interest of $38,344 through June 2017 with remaining principal due July 2017, collateralized by three distribution facilities	$4,076,892	$4,407,901
Note payable, interest payable at a fixed rate of 4.00%, with quarterly installments of principal and interest of $226,874.	—	667,779

	4,076,892	5,075,680
Less current maturities	341,190	998,788

	$3,735,702	$4,076,892

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2015	$341,190
2016	351,383
2017	3,384,319
2018	—
2019	—

$4,076,892

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's long-term debt approximated its carrying value at September 2014.

Cross Default and Co-Terminus Provisions

The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a single term loan with BMO Harris Bank which is also a participant lender on the Company's revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2014. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT: (Continued)

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

8. OTHER INCOME, NET:

Other income, net consisted of the following for fiscal 2014 and 2013:

	2014	2013
Interest income	$27,599	$25,949
Other	102,920	251,266

	$130,519	$277,215

9. INCOME TAXES:

The components of income tax expense from operations for fiscal 2014 and fiscal 2013 consisted of the following:

	2014	2013
Current: Federal	$2,802,495	$4,099,901
Current: State	446,546	496,793

	3,249,041	4,596,694

Deferred: Federal	351,327	(203,382)
Deferred: State	31,632	(18,312)

	382,959	(221,694)

Income tax expense	$3,632,000	$4,375,000

The difference between the Company's income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 35% for both fiscal 2014 and fiscal 2013 on income before income taxes is as follows:

	2014	2013
Tax at statutory rate	$3,007,036	$3,581,789
Amortization of goodwill and other intangibles	—	(3,471)
Nondeductible business expenses	327,665	487,793
State income taxes, net of federal tax benefit	306,014	346,108
Valuation allowance, net operating losses	—	(26,889)
Other	(8,715)	(10,330)

	$3,632,000	$4,375,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES: (Continued)

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to the net deferred tax asset (liabilities) at fiscal year ends 2014 and 2013 relate to the following:

	2014	2013
Deferred tax assets:
Current:
Allowance for doubtful accounts	$289,670	$413,134
Accrued expenses	1,223,381	1,250,868
Inventory	446,554	421,397
Other	—	58,595

	1,959,605	2,143,994
Noncurrent:
Property and equipment	$139,106	$82,081
Net operating loss carry forwards—federal	333,800	379,842
Net operating loss carry forwards—state	596,545	596,545

	1,069,451	1,058,468

Total deferred tax assets	3,029,056	3,202,462
Valuation allowance	(586,299)	(586,299)

Net deferred tax assets	$2,442,757	$2,616,163

Deferred tax liabilities:
Current:
Trade discounts	$353,437	$312,061
Noncurrent:
Property and equipment	1,391,625	1,512,677
Goodwill	1,153,863	1,060,943
Intangible assets	1,421,868	1,225,559

	3,967,356	3,799,179

Total deferred tax liabilities	$4,320,793	$4,111,240

Net deferred tax assets (liabilities):
Current	$1,606,168	$1,831,933
Noncurrent	(3,484,204)	(3,327,010)

	$(1,878,036)	$(1,495,077)

At September 2014, the Company had a $0.3 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $1.0 million and were primarily attributable to the Company's fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. ("HNWC"), a wholly owned subsidiary of the Company. The utilization of HNWC's net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

At September 2014, the Company had a valuation allowance of approximately $0.6 million against certain state net operating losses, which more likely than not will not be utilized. The Company had no material

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES: (Continued)

unrecognized tax benefits, interest, or penalties during either fiscal 2014 or fiscal 2013, and the Company does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2011 and forward remain open under U.S. and state statutes.

10. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.7 million (net of employee forfeitures) in both fiscal 2014 and fiscal 2013.

11. RELATED PARTY TRANSACTIONS:

The Company's Series A Preferred Stock and 8,000 shares of the Series B Preferred Stock is owned by Mr. Christopher Atayan, AMCON's Chief Executive Officer and Chairman of the Board. During both fiscal 2014 and fiscal 2013, the Company paid Mr. Atayan cash dividends of approximately $0.2 million related to his ownership of the Series A Preferred Stock and Series B Preferred Stock.

Our Retail Segment leases warehouse space from TIP Properties, LLC, which is owned by Mr. Eric Hinkefent, President of Chamberlin's Natural Foods, Inc. and Health Food Associates, and another Company employee. Annual rental payments related to this lease were approximately $0.1 million in both fiscal 2014 and fiscal 2013.

12. COMMITMENTS AND CONTINGENCIES:

Lease Obligations

The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases totaled approximately $5.0 million in fiscal 2014 and $4.8 million in fiscal 2013.

At September 2014 the minimum future lease commitments were as follows:

Fiscal Year Ending	Operating Leases
2015	$5,181,128
2016	4,626,874
2017	3,502,929
2018	3,087,873
2019	2,403,146
Thereafter	2,945,822

Total minimum lease payments	$21,747,772

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

The Company's liabilities for unpaid and incurred but not reported claims for workers' compensation, general liability, and health insurance at September 2014 and September 2013 was $1.4 million and $1.3 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company's opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company's self-insured liabilities reserve is set forth below (in millions):

	2014	2013
Beginning balance	$1.3	$1.4
Charged to expense	6.3	5.4
Payments	6.2	5.5

Ending balance	$1.4	$1.3

13. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plan

The Company has an Omnibus Incentive Plan ("the Omnibus Plan") which provides for equity incentives to employees. The Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plan permits the issuance of up to 150,000 shares of the Company's common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plan is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company's common stock. At September 2014, awards with respect to a total of 146,600 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plan and awards with respect to another 3,400 shares may be awarded under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EQUITY-BASED INCENTIVE AWARDS: (Continued)

Stock Options

During fiscal 2013, the Company issued 8,000 incentive stock options to various employees pursuant to the provisions of the Company's Omnibus Plan. These awards vest over service periods ranging from three to five years and had an estimated fair value at the time of award of approximately $0.1 million using the Black-Scholes option pricing model. No incentive stock options were issued during fiscal 2014. The following assumptions were used in connection with the Black-Scholes option pricing calculation as it relates to the fiscal 2013 incentive stock option awards:

Stock Option Pricing Assumptions
2013
Risk-free interest rate	1.46%
Dividend yield	1.10%
Expected volatility	25.00%
Expected life in years	6

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at September 2014 are summarized as follows:

					Exercisable
	Exercise Price	Number Outstanding	Remaining Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	2.20 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	4,000	5.58 years	$51.50	3,000	$51.50
Fiscal 2012	$53.80 - $65.97	5,400	7.09 years	$54.93	1,800	$55.15
Fiscal 2013	$62.33	7,200	8.07 years	$62.33	1,400	$62.33

		41,600		$33.69	31,200	$25.35

The following is a summary of stock option activity during fiscal 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2013	45,000	$35.28
Granted	—	—
Exercised	(2,600)	53.87
Forfeited/Expired	(800)	57.78

Outstanding at September 2014	41,600	$33.69

Net income before income taxes included compensation expense related to the amortization of the Company's stock option awards of $0.1 million during both fiscal 2014 and fiscal 2013. At September 2014, total unamortized compensation expense related to stock options was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next 27 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EQUITY-BASED INCENTIVE AWARDS: (Continued)

The aggregate intrinsic value of stock options outstanding was approximately $2.1 million in both September 2014 and September 2013, respectively. The aggregate intrinsic value of stock options exercisable was approximately $1.8 million and $1.7 million at September 2014 and September 2013, respectively.

The total intrinsic value of stock options exercised was less than $0.1 million in both fiscal 2014 and fiscal 2013. The total fair value of stock options vested during fiscal 2014 and fiscal 2013 was $0.4 million and $0.2 million, respectively.

Restricted Stock Units

At September 2014, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company's management team pursuant to the provisions of the Company's Omnibus Plan:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 26, 2011	October 23, 2012	October 22, 2013
Original number of awards issued:	15,900	15,000	17,600
Service period:	36 months	36 months	36 - 60 months
Estimated fair value of award at grant date:	$855,000	$935,000	$1,486,000
Awards outstanding at September 2014	5,300	10,000	17,600
Fair value of non-vested awards at September 2014:	$449,000	$848,000	$1,492,000

(1)
10,600 of the restricted stock units were vested as of September 2014. The remaining 5,300 restricted stock units will vest on October 25, 2014.

(2)
5,000 of the restricted stock units were vested as of September 2014. The remaining 10,000 will vest in equal amounts on October 23, 2014, and October 23, 2015

(3)
14,000 restricted stock units will vest in equal amounts on October 22, 2014, October 22, 2015, and October 22, 2016. The remaining 3,600 restricted stock units will vest in equal amounts on October 22, 2014, October 22, 2015, October 22, 2016, October 22, 2017, and October 22, 2018.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company's shares, at the time of vesting. Based on these award provisions, the compensation expense recorded in the Company's Statement of Operations reflects the straight-line amortized fair value based on the period end closing price.

Net income before income taxes included compensation expense related to the amortization of the Company's restricted stock unit awards of approximately $1.3 million and $1.2 million during fiscal 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EQUITY-BASED INCENTIVE AWARDS: (Continued)

and fiscal 2013, respectively. The tax benefit related to this compensation expense was approximately $0.5 million in both fiscal 2014 and 2013, respectively. The total intrinsic value of restricted stock units vested during fiscal 2014 and fiscal 2013 was approximately $1.2 million and $1.4 million, respectively.

Total unamortized compensation expense for these awards based on the September 2014 closing price was approximately $1.5 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 11 months (the weighted-average period). The following summarizes restricted stock unit activity under the Omnibus Plan during fiscal 2014:

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2013	29,600	$81.89
Granted	17,900	$83.03
Vested	(14,300)	$80.67
Expired	(300)	$81.75

Nonvested restricted stock units at September 2014	32,900	$84.75

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

	Wholesale Distribution	Retail	Other	Consolidated
FISCAL YEAR ENDED 2014:
External revenues:
Cigarettes	$890,603,305	$—	$—	$890,603,305
Confectionery	77,635,706	—	—	77,635,706
Health food	—	34,314,947	—	34,314,947
Tobacco, foodservice & other	234,201,430	—	—	234,201,430

Total external revenues	1,202,440,441	34,314,947	—	1,236,755,388
Depreciation	1,511,929	505,724	3,749	2,021,402
Amortization	365,000	—	—	365,000
Operating income (loss)	13,715,414	768,417	(5,087,462)	9,396,369
Interest expense	153,841	217,833	563,686	935,360
Income (loss) from operations before taxes	13,599,019	569,991	(5,577,482)	8,591,528
Total assets	95,261,175	13,182,458	236,319	108,679,952
Capital expenditures	2,648,857	147,469	—	2,796,326
FISCAL YEAR ENDED 2013:
External revenues:
Cigarettes	$878,878,316	$—	$—	$878,878,316
Confectionery	75,745,562	—	—	75,745,562
Health food	—	37,080,452	—	37,080,452
Tobacco, foodservice & other	219,348,304	—	—	219,348,304

Total external revenues	1,173,972,182	37,080,452	—	1,211,052,634
Depreciation	1,603,261	440,603	3,749	2,047,613
Amortization	365,000	—	—	365,000
Operating income (loss)	14,246,284	1,914,714	(5,096,395)	11,064,603
Interest expense	202,372	230,586	675,188	1,108,146
Income (loss) from operations before taxes	14,072,088	1,704,521	(5,542,937)	10,233,672
Total assets	91,542,768	14,561,422	270,709	106,374,899
Capital expenditures	913,140	1,200,286	—	2,113,426

15. TREASURY STOCK:

During fiscal 2014, the Company repurchased 34,078 shares of its common stock from independent third parties for cash totaling approximately $2.7 million. All repurchased shares are recorded in treasury stock at cost.

16. SUBSEQUENT EVENT:

On October 21, 2014, the Compensation Committee of the Company's Board of Directors awarded long-term incentive equity awards to members of the Company's management team totaling 13,000 awards that include a graded vesting schedule over three years that may ultimately be settled in stock or cash.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant's Proxy Statement to be used in connection with the December 2014 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the captions "Item 1: Election of Directors—What is the structure of our board and how often are directors elected?", "Item 1: Election of Directors—Who are this year's nominees?", "Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance and Board Matters—Code of Ethics", and "Corporate Governance and Board Matters—Committees of the Board—Audit Committee", certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

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
10.9
Change of Control Agreement between the Company and Christopher H. Atayan, dated December 29, 2006 (incorporated by reference to Exhibit 10.40 of AMCON's Annual Report on Form 10-K filed on December 29, 2006)*
10.10
Change of Control Agreement between the Company and Kathleen M. Evans, dated December 29, 2006 (incorporated by reference to Exhibit 10.41 of AMCON's Annual Report on Form 10-K filed on December 29, 2006)*
10.11	Executive Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to AMCON's Annual Report on Form 10-K filed on November 7, 2008)*
10.12	Director Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 of AMCON's Annual Report on Form 10-K filed on November 7, 2008)
10.13
Form of Stock Option Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.2 of AMCON's Quarterly Report on Form 10-Q filed on April 19, 2011)
10.14
Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.3 of AMCON's Quarterly Report on Form 10-Q filed on April 19, 2011)
10.15	L.P. Shanks Company Inc. Asset Purchase Agreement dated March 26, 2011 (incorporated by reference to Exhibit 10.1 of AMCON's Form 8-K filed on May 31, 2011)
10.16
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

November 7, 2014	AMCON DISTRIBUTING COMPANY (registrant)
	By:	/s/ CHRISTOPHER H. ATAYAN Christopher H. Atayan, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 7, 2014	/s/ CHRISTOPHER H. ATAYAN Christopher H. Atayan, Chief Executive Officer Chairman of the Board and Director (Principal Executive Officer)
November 7, 2014	/s/ KATHLEEN M. EVANS Kathleen M. Evans President and Director
November 7, 2014	/s/ ANDREW C. PLUMMER Andrew C. Plummer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
November 7, 2014	/s/ JEREMY W. HOBBS Jeremy W. Hobbs Director
November 7, 2014	/s/ JOHN R. LOYACK John R. Loyack Director
November 7, 2014	/s/ RAYMOND F. BENTELE Raymond F. Bentele Director

November 7, 2014	/s/ STANLEY MAYER Stanley Mayer Director
November 7, 2014	/s/ TIMOTHY R. PESTOTNIK Timothy R. Pestotnik Director