Form 10-Q
period 2014-12-31
AMCON DISTRIBUTING CO
filed 2015-01-20
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The Registrant had 615,822 shares of its $.01 par value common stock outstanding as of January 19, 2015.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2014 and September 30, 2014

	December 2014	September 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$173,707	$99,922
Accounts receivable, less allowance for doubtful accounts of $1.0 million and $0.8 million at December 2014 and September 2014, respectively	33,408,314	33,286,932
Inventories, net	47,495,141	43,635,266
Deferred income taxes	1,245,371	1,606,168
Prepaid and other current assets	6,578,677	5,034,570
Total current assets	88,901,210	83,662,858

Property and equipment, net	13,629,797	13,763,140
Goodwill	6,349,827	6,349,827
Other intangible assets, net	4,364,728	4,455,978
Other assets	316,706	448,149
	$113,562,268	$108,679,952
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,264,507	$16,412,895
Accrued expenses	5,408,114	6,891,308
Accrued wages, salaries and bonuses	2,080,691	2,647,969
Income taxes payable	491,450	1,603,614
Current maturities of long-term debt	343,777	341,190
Total current liabilities	24,588,539	27,896,976

Credit facility	20,812,554	15,081,783
Deferred income taxes	3,502,668	3,484,204
Long-term debt, less current maturities	3,648,704	3,735,702
Other long-term liabilities	136,991	139,003

Series A cumulative, Convertible Preferred Stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both December 2014 and September 2014.	2,500,000	2,500,000
Series B cumulative, Convertible Preferred Stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at both December 2014 and September 2014, and a total liquidation preference of $0.4 million at both December 2014 and September 2014.	400,000	400,000

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 615,822 shares outstanding at December 2014 and 602,411 shares outstanding at September 2014	6,811	6,677
Additional paid-in capital	14,721,867	13,571,909
Retained earnings	49,209,637	47,829,201
Treasury stock at cost	(5,965,503)	(5,965,503)
Total shareholders’ equity	57,972,812	55,442,284
	$113,562,268	$108,679,952

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2014 and 2013

	2014	2013
Sales (including excise taxes of $96.9 million and $97.3 million at December 2014 and December 2013, respectively)	$315,433,476	$305,625,557
Cost of sales	295,906,944	285,984,494
Gross profit	19,526,532	19,641,063

Selling, general and administrative expenses	16,181,122	16,492,263
Depreciation and amortization	576,305	624,040
	16,757,427	17,116,303
Operating income	2,769,105	2,524,760
Other expense (income):
Interest expense	237,142	301,995
Other (income), net	(7,067)	(30,231)
	230,075	271,764
Income from operations before income tax expense	2,539,030	2,252,996
Income tax expense	993,000	965,000
Net income	1,546,030	1,287,996
Preferred stock dividend requirements	(49,177)	(49,177)
Net income available to common shareholders	$1,496,853	$1,238,819

Basic earnings per share available to common shareholders	$2.44	$1.99
Diluted earnings per share available to common shareholders	2.11	1.73

Basic weighted average shares outstanding	612,560	622,226
Diluted weighted average shares outstanding	734,256	744,568

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,546,030	$1,287,996
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	485,055	532,790
Amortization	91,250	91,250
(Gain) loss on sale of property and equipment	12,036	(7,704)
Equity-based compensation	289,551	342,160
Deferred income taxes	379,261	484,838
Provision for losses on doubtful accounts	186,750	130,000
Provision for losses on inventory obsolescence	10,420	38,803
Other	(2,012)	(2,011)

Changes in assets and liabilities:
Accounts receivable	(308,132)	(3,838,855)
Inventories	(3,870,295)	(4,900,694)
Prepaid and other current assets	(1,544,107)	(2,030,838)
Other assets	131,443	64,798
Accounts payable	(174,140)	995
Accrued expenses and accrued wages, salaries and bonuses	(1,033,434)	(928,307)
Income tax payable	(1,112,164)	(1,669,022)
Net cash flows from operating activities	(4,912,488)	(10,403,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(340,796)	(985,678)
Proceeds from sales of property and equipment	2,800	9,320
Net cash flows from investing activities	(337,996)	(976,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	5,730,771	13,908,025
Principal payments on long-term debt	(84,411)	(302,076)
Repurchase of common stock and Series B Convertible Preferred Stock	—	(1,941,918)
Dividends paid on convertible preferred stock	(49,177)	(49,177)
Dividends on common stock	(116,417)	(120,628)
Withholdings on the exercise of equity-based awards	(156,497)	(62,713)
Net cash flows from financing activities	5,324,269	11,431,513

Net change in cash	73,785	51,354

Cash, beginning of period	99,922	275,036
Cash, end of period	$173,707	$326,390

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$223,385	$274,796
Cash paid during the period for income taxes	1,725,903	2,149,184

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	$60,737	$60,332
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,240,842	1,154,869

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

Our wholesale business offers retailers the ability to take advantage of manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, optimizing inventory, merchandising expertise, information systems, and accessing trade credit.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross dock facilities, include approximately 641,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kellogg’s, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long- term purchase contracts with our suppliers.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2014 and December 31, 2013 have been referred to throughout this quarterly report as Q1 2015 and Q1 2014 respectively. The fiscal balance sheet dates as of December 31, 2014, December 31, 2013, and September 30, 2014 have been referred to as December 2014, December 2013, and September 2014, respectively.

ADOPTION OF NEW ACCOUNTING STANDARD

During Q1 2015, the Company adopted Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  ASU 2013-11 provides guidance about when entities should present an unrecognized tax benefit as a reduction of deferred tax assets for net operating loss (“NOL”) or similar tax losses or tax credits carryforward rather than as a liability when uncertain tax positions would reduce the NOL or other carryforward under the tax law.  The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flow.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605—Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flow.

2. CONVERTIBLE PREFERRED STOCK

The Company has two series of convertible preferred stock outstanding at December 2014 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares outstanding at December 2014:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	16,227
Dividend rate:	6.785%	6.37%

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

3. INVENTORIES

At December 2014 and September 2014, inventories consisted of finished goods and are stated at the lower of cost determined on a First-in First-out (“FIFO”) basis or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both December 2014 and September 2014, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	December 2014	September 2014
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	December 2014	September 2014
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.4 million at December 2014 and $0.3 million at September 2014)	141,667	166,667
Customer relationships (less accumulated amortization of $1.3 million and $1.2 million at December 2014 and September 2014, respectively)	849,792	916,042
	$4,364,728	$4,455,978

Goodwill, trademarks, and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At December 2014, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to identifiable intangible assets was $0.1 million during both Q1 2015 and Q1 2014.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at December 2014:

December 2014
Fiscal 2015 (1)	$273,750
Fiscal 2016	331,667
Fiscal 2017	265,000
Fiscal 2018	79,375
Fiscal 2019	41,667
$991,459

(1)  Represents amortization for the remaining nine months of Fiscal 2015.

5. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million during both Q1 2015 and Q1 2014.

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

	For the three months ended December
	2014		2013
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	612,560	612,560	622,226	622,226
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	121,696	—	122,342
Weighted average number of shares outstanding	612,560	734,256	622,226	744,568
Net income	$1,546,030	$1,546,030	$1,287,996	$1,287,996
Deduct: convertible preferred stock dividends (2)	(49,177)	—	(49,177)	—
Net income available to common shareholders	$1,496,853	$1,546,030	$1,238,819	$1,287,996

Net earnings per share available to common shareholders	$2.44	$2.11	$1.99	$1.73

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.  The Facility included the following significant terms at December 2014:

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

•

A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s availability has not fallen below 10% of the maximum loan limit and the Company’s fixed charge ratio is over 1.0.

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2014. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has two Omnibus Incentive Plans, the 2007 Omnibus Plan and 2014 Omnibus Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit for the issuance of up to 225,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  At December 2014 awards with respect to a total of 157,328 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 67,672 shares may be awarded under the Omnibus Plans.

Stock Options

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at December 2014 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	1.95 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	4,000	5.33 years	$51.50	3,100	$51.50
Fiscal 2012	$53.80 - $65.97	5,400	6.84 years	$54.93	3,100	$54.59
Fiscal 2013	$62.33	7,200	7.82 years	$62.33	3,400	$62.33
		41,600		$33.69	34,600	$28.64

Restricted Stock Units

During Q1 2015, the Company issued 13,000 restricted stock unit awards to members of its management team pursuant to the provisions of the Company’s Omnibus Plans.  Nonvested restricted stock units at December 2014 are as follows:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 2012	October 2013	October - December 2014
Number of awards issued:	15,000	17,600	13,000
Service period:	36 months	36-60 months	36 months
Estimated fair value of award at grant date	$935,000	$1,486,000	$1,083,000
Awards outstanding at December 2014	5,000	11,977	13,000
Fair value of non-vested awards at December 2014:	$400,000	$958,000	$1,040,000

(1)	10,000 of the restricted stock units were vested as of December 2014. The remaining 5,000 restricted stock units will vest in October 2015.

(2)

5,623 restricted stock units were vested as of December 2014. 9,337 restricted stock units will vest in equal amounts in October 2015 and October 2016. The remaining 2,640 restricted stock units will vest in equal amounts in October 2015, October 2016, October 2017, and October 2018.

(3)	13,000 restricted stock units will vest in equal amounts in October 2015, October 2016, and October 2017.

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

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2014	32,900	$84.75
Granted	13,000	83.30
Vested	(15,923)	82.93
Expired	—	—
Nonvested restricted stock units at December 2014	29,977	$80.00

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense of approximately $0.3 million during both Q1 2015 and Q1 2014 related to the amortization of all equity-based compensation awards.  Total unamortized compensation expense related to these awards at December 2014 and December 2013 was approximately $2.2 million and $2.5 million, respectively.

9. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores’ operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products.  Included in the “Other” column are intercompany eliminations, and assets held and charges incurred by our holding company.  The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2014:
External revenue:
Cigarettes	$226,237,114	$—	$—	$226,237,114
Confectionery	19,561,238	—	—	19,561,238
Health food	—	7,770,967	—	7,770,967
Tobacco, food service & other	61,864,157	—	—	61,864,157
Total external revenue	307,662,509	7,770,967	—	315,433,476
Depreciation	366,530	117,588	937	485,055
Amortization	91,250	—	—	91,250
Operating income (loss)	4,020,917	124,465	(1,376,277)	2,769,105
Interest expense	33,557	47,695	155,890	237,142
Income (loss) from operations before taxes	3,989,706	81,491	(1,532,167)	2,539,030
Total assets	100,156,097	13,174,571	231,600	113,562,268
Capital expenditures	297,123	43,673	—	340,796

THREE MONTHS ENDED DECEMBER 2013:
External revenue:
Cigarettes	$221,151,811	$—	$—	$221,151,811
Confectionery	18,203,191	—	—	18,203,191
Health food	—	8,523,278	—	8,523,278
Tobacco, food service & other	57,747,277	—	—	57,747,277
Total external revenue	297,102,279	8,523,278	—	305,625,557
Depreciation	403,342	128,510	938	532,790
Amortization	91,250	—	—	91,250
Operating income (loss)	3,795,962	52,190	(1,323,392)	2,524,760
Interest expense	43,797	60,776	197,422	301,995
Income (loss) from operations before taxes	3,759,523	(3,628)	(1,502,899)	2,252,996
Total assets	103,144,703	13,564,621	206,413	116,915,737
Capital expenditures	918,542	67,136	—	985,678

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended December 2014.

FIRST FISCAL QUARTER 2015 (Q1 2015)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2014 and December 2013.

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

Our wholesale business offers retailers the ability to take advantage of manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, optimizing inventory, merchandising expertise, information systems, and accessing trade credit.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross dock facilities, include approximately 641,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kellogg’s, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long- term purchase contracts with our suppliers.

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

As a distributor, our business is sensitive to changes in fuel prices. Decreases in fuel prices similar to that recently seen across the United States can benefit distributors operating costs, however, they must be considered in a broader context relative to all the drivers of total fuel costs, such as total miles driven and trucking fleet efficiency.  For our Company in particular, an increase in the total miles driven and higher fuel consumption by our newer refrigerated trucking units, mitigated any benefits from the recent decease in fuel prices.

We are closely monitoring the development of the electronic cigarettes (e-cigarettes) and vaping product categories. While still a small percentage of total cigarette and tobacco sales, these categories are growing and have become an alternative to traditional tobacco products.  We currently carry a wide selection of electronic cigarettes and vaping options which are offered to our customers through specialized programs.

As the sixth (6th) largest wholesale distributor to convenience stores in the United States, our reach is considerable connecting over 4,500 retail locations and millions of consumers to products, services, and technology.  Over the medium to long term, we are focused on a number of initiatives to help us further monetize this reach on our business platform.

Forward looking, we believe the competitive landscape will remain intense. As always, our number one priority remains creating shareholder value in a low risk fashion. This means maximizing liquidity in the short term so capital can be deployed in a patient, opportunistic manner, as strategic investment and acquisition opportunities arise.

Business Update — Retail Segment

The growing demand for natural products has attracted a wide range of well financed competitors. The operating environment for our retail health food segment is highly competitive as regional and national retailers such as Whole Foods Market, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, and General Nutrition Center (“GNC”) have all engaged in aggressive new store expansion strategies, often opening new retail sites in close proximity to our existing stores. Additionally, the purchase of consumer health products over the internet continues to grow and compete with brick and mortar retailers. Our Midwestern stores in particular have experienced an increase in competition over the past year which has impacted both sales and gross profit. We expect this highly competitive environment to persist and potentially accelerate into the foreseeable future.

We believe the market has the potential to grow as more consumers gravitate more towards natural foods and products. There appears to be a shift among certain customer segments towards simpler, cleaner foods and products, and away from processed foods or chemical heavy products. In particular, we believe millennial and generation X consumers present a considerable opportunity and we are working on a number of initiatives to capture these customers.

With the exception of commodity oriented products, we believe the health food industry remains primarily a high touch business requiring a certain degree of consultative engagement before customers become comfortable making purchases. This is particularly true in product categories such as vitamin or herb supplements. In these product categories, the depth of our educational offerings and in store product specialists, provides a real competitive differentiator which has the potential to drive growth as we introduce new programs and services.

RESULTS OF OPERATIONS

	For the three months ended December
	2014	2013	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$315,433,476	$305,625,557	$9,807,919	3.2
Cost of sales	295,906,944	285,984,494	9,922,450	3.5
Gross profit	19,526,532	19,641,063	(114,531)	(0.6)
Gross profit percentage	6.2%	6.4%

Operating expense	16,757,427	17,116,303	(358,876)	(2.1)
Operating income	2,769,105	2,524,760	244,345	9.7
Interest expense	237,142	301,995	(64,853)	(21.5)
Income tax expense	993,000	965,000	28,000	2.9
Net income	1,546,030	1,287,996	258,034	20.0

BUSINESS SEGMENTS:
Wholesale
Sales	$307,662,509	$297,102,279	$10,560,230	3.6
Gross profit	16,252,543	16,005,570	246,973	1.5
Gross profit percentage	5.3%	5.4%
Retail
Sales	$7,770,967	$8,523,278	$(752,311)	(8.8)
Gross profit	3,273,989	3,635,493	(361,504)	(9.9)
Gross profit percentage	42.1%	42.7%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $5.1 million in Q1 2015 and $4.9 million in Q1 2014.

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

SALES — Q1 2015 vs. Q1 2014

Sales in our Wholesale Segment increased $10.6 million during Q1 2015 as compared to Q1 2014.  Significant items impacting sales during Q1 2015 included a $6.5 million increase in sales related to price increases implemented by cigarette manufacturers and a $5.5 increase in sales related to higher sales in our  tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, food service, and store supplies categories (“Other Products”). These increases were partially offset by a $1.4 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $0.8 million in Q1 2015 as compared to Q1 2014.  During Q1 2015, our Midwest retail stores experienced lower sales due to increased competition from national and regional health food chains.

GROSS PROFIT — Q1 2015 vs. Q1 2014

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

Gross profit in our Wholesale Segment increased $0.2 million in Q1 2015 as compared to Q1 2014.  This increase in gross profit was primarily related to higher sales volume in our Other Products categories. Q1 2015 gross profit in our Retail Segment decreased $0.4 million as compared to Q1 2014.  This change was primarily related to the decrease in sales as previously discussed.

OPERATING EXPENSE — Q1 2015 vs. Q1 2014

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees. Our Q1 2015 operating expenses decreased $0.4 million as compared to Q1 2014. Significant items impacting operating costs during the period a $0.5 million decrease in health insurance costs resulting from favorable experience and a $0.4 million reduction in operating costs at our Retail Segment.  These decreases were partially offset by a $0.5 million increase in other operating costs.

INCOME TAX EXPENSE — Q1 2015 vs. Q1 2014

The effective income tax rate for Q1 2015 was 39.1% as compared to 42.8% in Q1 2014. The decrease in effective tax rates between the comparative periods was primarily related to changes in the amount of nondeductible expenses under the Internal Revenue Service Code.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•

General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•

Operating Activities.  During Q1 2015, the Company used cash of approximately $4.9 million for operating activities. Significant uses of cash during Q1 2015 included increases in accounts receivable, inventory, prepaid and other current assets, and decreases in accounts payable, accrued expenses, and income taxes payable. These uses of cash were partially offset by the impact of net earnings.

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

•	Investing Activities. The Company used approximately $0.3 million of cash during Q1 2015 for investing activities, primarily related to capital expenditures for property and equipment.

•

Financing Activities.  The Company generated cash of $5.3 million from financing activities during Q1 2015. Of this amount, approximately $5.7 million related to net borrowings on the Company’s credit facility. This was partially offset by $0.1 million related to repayments on long-term debt, $0.2 million related to dividends on the Company’s common and preferred stock, and $0.1 million related to equity-based awards.

•

Cash on Hand/Working Capital.   At December 2014, the Company had cash on hand of $0.2 million and working capital (current assets less current liabilities) of $64.3 million. This compares to cash on hand of $0.1 million and working capital of $55.8 million at September 2014.

CREDIT AGREEMENT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.  The Facility included the following significant terms at December 2014:

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

•

A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s availability has not fallen below 10% of the maximum loan limit and the Company’s fixed charge ratio is over 1.0.

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2014 was $69.6 million, of which $20.8 million was outstanding, leaving $48.8 million available.

At December 2014, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.17% at December 2014.

During Q1 2015, our peak borrowings under the Facility were $40.2 million, and our average borrowings and average availability under the Facility were $30.4 million and $38.5 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2014. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million during both Q1 2015 and Q1 2014.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s annual report on Form 10-K for the fiscal period ended September 30, 2014.

OTHER

The Company has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During Q1 2015, the Company awarded 4,952 restricted stock units under the AMCON Distributing Company 2007 Omnibus Incentive Plan (the “2007 Plan”) and 8,048 restricted stock units (“RSUs”) under the AMCON Distributing Company 2014 Omnibus Incentive Plan (the “2014 Plan”) to three executives of our Company (namely: Christopher H. Atayan, Andrew C. Plummer, and Philip E. Campbell). The RSUs provide the award recipient with the right to receive, subject to being employed on the applicable vesting date, (i) an amount of cash equal to the per share fair market value of our Company’s common stock as of the vesting date multiplied by the number of shares underlying the RSUs then becoming vested and held by the award recipient or (ii) a number of shares of common stock equal to the whole number of shares underlying the RSUs then becoming vested and held by the award recipient, as elected by the award recipient.

Subject to earlier forfeiture under certain limited circumstances, the 13,000 RSUs awarded to the three executives of the Company will vest evenly over three years in October 2015, October 2016, and October 2017.  If all RSUs were to fully vest and be settled in shares of our Company’s common stock, a total of 13,000 shares of our Company’s common stock would be issued.

On October 22, 2014, our Company issued a total of 3,928 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the 2007 Plan to three executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, and Philip E. Campbell).  An additional 330 shares of common stock, par value $.01 per share, were issuable as of that date to our non-employee directors (namely: John R. Loyack, Timothy R. Pestotnik, Jeremy W. Hobbs, Stanley Mayer and Raymond F. Bentele) pursuant to the settlement of restricted stock units previously awarded under the 2007 Plan.  These 330 shares are expected to be issued in January 2015.

On October 23, 2014, our Company issued a total of 4,486 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the 2007 Plan to three executives of our Company (namely: Christopher H. Atayan, Andrew C. Plummer, and Philip E. Campbell).

On October 25, 2014, our Company issued a total of 4,667 shares of common stock, par value $.01 per share, pursuant to the settlement of restricted stock units previously awarded under the 2007 Plan to four executives of our company (namely: Christopher H. Atayan, Andrew C. Plummer, Eric J. Hinkefent, and Philip E. Campbell).

The securities described above in this item were issued for services and in furtherance of the 2007 Plan’s purpose of encouraging employees of our company and its affiliates to acquire a proprietary and vested interest in the growth and performance of our company.  The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering. Our company received no payment in connection with such issuances.  No underwriters were involved with the issuance of the securities described in this item and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of the securities described in this item.

No shares of our common stock were purchased by or on behalf of our Company during the quarterly period ended December 31, 2014.

Item 3.      Defaults Upon Senior Securities

Not Applicable.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1	AMCON Distributing Company 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 22, 2014).

10.2

Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan, together with a schedule indentifying individual award recipients and the related terms (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 22, 2014).

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 302 of the Sarbanes-Oxley Act.

31.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 302 of the Sarbanes-Oxley Act.

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act.

32.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act.

101	Interactive Data File (filed herewithin electronically).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 20, 2015	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 20, 2015	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)