Form 10-Q
period 2015-03-31
AMCON DISTRIBUTING CO
filed 2015-04-17
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The Registrant had 615,822 shares of its $.01 par value common stock outstanding as of April 13, 2015.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2015 and September 30, 2014

	March 2015	September 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$189,559	$99,922
Accounts receivable, less allowance for doubtful accounts of $0.9 million and $0.8 million at March 2015 and September 2014, respectively	30,847,526	33,286,932
Inventories, net	65,521,673	43,635,266
Deferred income taxes	1,353,082	1,606,168
Prepaid and other current assets	3,325,626	5,034,570
Total current assets	101,237,466	83,662,858

Property and equipment, net	13,388,517	13,763,140
Goodwill	6,349,827	6,349,827
Other intangible assets, net	4,273,478	4,455,978
Other assets	336,357	448,149
	$125,585,645	$108,679,952
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,627,660	$16,412,895
Accrued expenses	5,978,844	6,891,308
Accrued wages, salaries and bonuses	1,977,298	2,647,969
Income taxes payable	26,476	1,603,614
Current maturities of long-term debt	346,057	341,190
Total current liabilities	24,956,335	27,896,976

Credit facility	31,963,666	15,081,783
Deferred income taxes	3,469,673	3,484,204
Long-term debt, less current maturities	3,561,053	3,735,702
Other long-term liabilities	134,980	139,003
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized, issued, and outstanding, and a total liquidation preference of $2.5 million at both March 2015 and September 2014	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at both March 2015 and September 2014, and a total liquidation preference of $0.4 million at both March 2015 and September 2014	400,000	400,000

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 615,822 shares outstanding at March 2015 and 602,411 shares outstanding at September 2014	6,811	6,677
Additional paid-in capital	14,743,839	13,571,909
Retained earnings	49,814,791	47,829,201
Treasury stock at cost	(5,965,503)	(5,965,503)
Total shareholders’ equity	58,599,938	55,442,284
	$125,585,645	$108,679,952

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2015 and 2014

	For the three months ended March		For the six months ended March
	2015	2014	2015	2014
Sales (including excise taxes of $87.4 million and $85.7 million, and $184.4 million and $183.1 million, respectively)	$287,443,864	$272,421,788	$602,877,340	$578,047,345
Cost of sales	269,710,529	254,801,826	565,617,473	540,786,320
Gross profit	17,733,335	17,619,962	37,259,867	37,261,025
Selling, general and administrative expenses	15,485,757	15,812,174	31,666,879	32,304,437
Depreciation and amortization	590,857	628,834	1,167,162	1,252,874
	16,076,614	16,441,008	32,834,041	33,557,311
Operating income	1,656,721	1,178,954	4,425,826	3,703,714

Other expense (income):
Interest expense	194,375	222,624	431,517	524,619
Other (income), net	(35,987)	(38,955)	(43,054)	(69,186)
	158,388	183,669	388,463	455,433
Income from operations before income tax expense	1,498,333	995,285	4,037,363	3,248,281
Income tax expense	729,000	464,000	1,722,000	1,429,000
Net income	769,333	531,285	2,315,363	1,819,281
Preferred stock dividend requirements	(48,108)	(48,108)	(97,285)	(97,285)
Net income available to common shareholders	$721,225	$483,177	$2,218,078	$1,721,996

Basic earnings per share available to common shareholders	$1.17	$0.79	$3.61	$2.79
Diluted earnings per share available to common shareholders	$1.04	$0.72	$3.15	$2.46

Basic weighted average shares outstanding	615,822	611,432	614,173	616,888
Diluted weighted average shares outstanding	737,180	737,461	735,599	739,223

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,315,363	$1,819,281
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	984,662	1,070,374
Amortization	182,500	182,500
(Gain) loss on sale of property and equipment	7,036	(24,746)
Equity-based compensation	607,661	717,821
Deferred income taxes	238,555	462,447
Provision for losses on doubtful accounts	159,999	132,000
Provision for losses (recoveries) on inventory obsolescence	(34,189)	(1,121)
Other	(4,023)	(4,023)

Changes in assets and liabilities:
Accounts receivable	2,279,407	1,356,409
Inventories	(21,852,218)	(2,474,084)
Prepaid and other current assets	1,708,944	5,700
Other assets	111,792	13,054
Accounts payable	200,996	(34,071)
Accrued expenses and accrued wages, salaries and bonuses	(862,235)	(1,565,640)
Income tax payable	(1,577,138)	(1,618,592)
Net cash flows from operating activities	(15,532,888)	37,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(611,106)	(1,362,832)
Proceeds from sales of property and equipment	7,800	29,969
Acquisition	—	(513,938)
Net cash flows from investing activities	(603,306)	(1,846,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	16,881,883	4,926,619
Principal payments on long-term debt	(169,782)	(607,923)
Repurchase of Series B Convertible Preferred Stock and common stock	—	(1,941,918)
Dividends paid on convertible preferred stock	(97,285)	(97,285)
Dividends on common stock	(232,488)	(239,362)
Withholdings on the exercise of equity-based awards	(156,497)	(109,115)
Net cash flows from financing activities	16,225,831	1,931,016

Net change in cash	89,637	121,524

Cash, beginning of period	99,922	275,036
Cash, end of period	$189,559	$396,560

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$403,758	$523,081
Cash paid during the period for income taxes	3,060,584	2,585,145

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	48,754	152,311
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,240,842	1,154,869

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross dock facilities, include approximately 641,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kellogg’s, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products.  We do not maintain long-term purchase contracts with our suppliers.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2015 and March 31, 2014 have been referred to throughout this quarterly report as Q2 2015 and Q2 2014, respectively. The fiscal balance sheet dates as of March 31, 2015, March 31, 2014, and September 30, 2014 have been referred to as March 2015, March 2014, and September 2014, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014 09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605—Revenue Recognition” and most industry specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2014 09 on its financial position, results of operations, and cash flow.

2. CONVERTIBLE PREFERRED STOCK

The Company has two series of convertible preferred stock outstanding at March 2015 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares outstanding at March 2015:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	16,227
Dividend rate:	6.785%	6.37%

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

3. INVENTORIES

At March 2015, inventories consisted of finished goods and are stated at the lower of cost determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.8 million at March 2015 and $0.9 million at September 2014. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	March 2015	September 2014
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	March 2015	September 2014
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of $0.4 million and $0.3 million at March 2015 and September 2014, respectively)	116,667	166,667
Customer relationships (less accumulated amortization of $1.3 million and $1.2 million at March 2015 and September 2014, respectively)	783,542	916,042
	$4,273,478	$4,455,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At March 2015, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.  Amortization expense related to these assets was $0.1 million and $0.2 million for the three and six month periods ended March 2015, respectively, and $0.1 million and $0.2 million for the three and six month periods ended March 2014, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at March 2015:

March 2015
Fiscal 2015 (1)	$182,500
Fiscal 2016	331,667
Fiscal 2017	265,000
Fiscal 2018	79,375
Fiscal 2019	41,667
$900,209

(1) Represents amortization for the remaining six months of Fiscal 2015.

5. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.3 million for the three and six month periods ended March 2015, respectively, and $0.2 million and $0.3 million for the three and six month periods ended March 2014, respectively.

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

	For the three months ended March
	2015		2014
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	615,822	615,822	611,432	611,432
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	121,358	—	126,029
Weighted average number of shares outstanding	615,822	737,180	611,432	737,461
Net income	$769,333	$769,333	$531,285	$531,285
Deduct: convertible preferred stock dividends (2)	(48,108)	—	(48,108)	—
Net income available to common shareholders	$721,225	$769,333	$483,177	$531,285

Net earnings per share available to common shareholders	$1.17	$1.04	$0.79	$0.72

(1)         Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)         Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the six months ended March
	2015		2014
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	614,173	614,173	616,888	616,888
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	121,426	—	122,335
Weighted average number of shares outstanding	614,173	735,599	616,888	739,223
Net income	$2,315,363	$2,315,363	$1,819,281	$1,819,281
Deduct: convertible preferred stock dividends (2)	(97,285)	—	(97,285)	—
Net income available to common shareholders	$2,218,078	$2,315,363	$1,721,996	$1,819,281

Net earnings per share available to common shareholders	$3.61	$3.15	$2.79	$2.46

(1)         Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)         Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.  The Facility included the following significant terms at March 2015:

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

•                  A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement.  The Company’s availability has not fallen below 10% of the maximum loan limit and the Company’s fixed charge coverage ratio is over 1.0.

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2015. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has two Omnibus Incentive Plans, the 2007 Omnibus Plan and 2014 Omnibus Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 225,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  At March 2015, awards with respect to a total of 163,328 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 61,672 shares may be awarded under the Omnibus Plans.

Stock Options

During Q2 2015, the Company issued 6,000 incentive stock options to various employees, pursuant to the provisions of the Company’s 2014 Omnibus Plan.  These awards vest in equal installments over a five year service period.  The awards had an estimated fair value at the grant date of approximately $0.1 million using the Black-Scholes option pricing model. The following assumptions were used in connection with the Black- Scholes option pricing calculation:

Stock Option Pricing Assumptions
Q2 2015
Risk-free interest rate	1.93%
Dividend yield	0.90%
Expected volatility	22.70%
Expected life in years	6

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at March 2015 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	1.70 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	4,000	5.08 years	$51.50	3,100	$51.50
Fiscal 2012	$53.80 - $65.97	5,400	6.58 years	$54.94	3,200	$54.93
Fiscal 2013	$62.33	7,200	7.57 years	$62.33	3,400	$62.33
Fiscal 2015	$81.03	6,000	9.84 years	$81.03	—	—
		47,600		$39.65	34,700	$28.74

Restricted Stock Units

At March 2015, nonvested restricted stock units awarded pursuant to the Company’s Omnibus Plans were as follows:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 2012	October 2013	October – December 2014
Original number of awards issued:	15,000	17,600	13,000
Service period:	36 months	36-60 months	36 months
Estimated fair value of award at grant date	$935,000	$1,486,000	$1,083,000
Awards outstanding at March 2015	5,000	11,977	13,000
Fair value of non-vested awards at March 2015:	$402,000	$963,000	$1,045,000

(1)                                 10,000 of the restricted stock units were vested as of March 2015. The remaining 5,000 restricted stock units will vest in October 2015.

(2)                                 5,623 of the restricted stock units were vested as of March 2015. 9,337 restricted stock units will vest in equal amounts in October 2015, and October 2016.  The remaining 2,640 restricted stock units will vest in equal amounts in October 2015, October 2016, October 2017, and October 2018.

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

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2014	32,900	$84.75
Granted	13,000	83.30
Vested	(15,923)	82.93
Expired	—	—
Nonvested restricted stock units at March 2015	29,977	$80.40

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense related to the amortization of all equity-based compensation awards of $0.3 million and $0.6 million for the three and six months ended March 2015, respectively, and $0.4 million and $0.7 million for the three and six months ended March 2014, respectively.  Total unamortized compensation expense related to these awards at March 2015 and March 2014 was approximately $2.0 million and $2.3 million, respectively.

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2015:
External revenue:
Cigarettes	$204,852,169	$—	$—	$204,852,169
Confectionery	18,507,301	—	—	18,507,301
Health food	—	8,234,613	—	8,234,613
Tobacco, foodservice & other	55,849,781	—	—	55,849,781
Total external revenue	279,209,251	8,234,613	—	287,443,864
Depreciation	380,065	118,605	937	499,607
Amortization	91,250	—	—	91,250
Operating income (loss)	2,555,166	457,458	(1,355,903)	1,656,721
Interest expense	32,574	48,690	113,111	194,375
Income (loss) from operations before taxes	2,554,005	413,342	(1,469,014)	1,498,333
Total assets	111,867,087	13,476,227	242,331	125,585,645
Capital expenditures	207,666	62,644	—	270,310

THREE MONTHS ENDED MARCH 2014:
External revenue:
Cigarettes	$194,804,666	$—	$—	$194,804,666
Confectionery	16,504,352	—	—	16,504,352
Health food	—	9,188,668	—	9,188,668
Tobacco, foodservice & other	51,924,102	—	—	51,924,102
Total external revenue	263,233,120	9,188,668	—	272,421,788
Depreciation	411,201	125,446	937	537,584
Amortization	91,250	—	—	91,250
Operating income (loss)	2,095,162	490,831	(1,407,039)	1,178,954
Interest expense	38,856	56,002	127,766	222,624
Income (loss) from operations before taxes	2,076,291	438,798	(1,519,804)	995,285
Total assets	94,011,377	13,534,327	318,709	107,864,413
Capital expenditures	374,459	2,695	—	377,154

	Wholesale Segment	Retail Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2015:
External revenue:
Cigarettes	$431,089,283	$—	$—	$431,089,283
Confectionery	38,068,539	—	—	38,068,539
Health food	—	16,005,580	—	16,005,580
Tobacco, foodservice & other	117,713,938	—	—	117,713,938
Total external revenue	586,871,760	16,005,580	—	602,877,340
Depreciation	746,595	236,193	1,874	984,662
Amortization	182,500	—	—	182,500
Operating income (loss)	6,576,083	581,923	(2,732,180)	4,425,826
Interest expense	66,131	96,385	269,001	431,517
Income (loss) from operations before taxes	6,543,711	494,833	(3,001,181)	4,037,363
Total assets	111,867,087	13,476,227	242,331	125,585,645
Capital expenditures	504,789	106,371	—	611,106

SIX MONTHS ENDED MARCH 2014:
External revenue:
Cigarettes	$415,956,477	$—	$—	$415,956,477
Confectionery	34,707,543	—	—	34,707,543
Health food	—	17,711,946	—	17,711,946
Tobacco, foodservice & other	109,671,379	—	—	109,671,379
Total external revenue	560,335,399	17,711,946	—	578,047,345
Depreciation	814,543	253,956	1,875	1,070,374
Amortization	182,500	—	—	182,500
Operating income (loss)	5,891,124	543,021	(2,730,431)	3,703,714
Interest expense	82,653	116,778	325,188	524,619
Income (loss) from operations before taxes	5,835,814	435,170	(3,022,703)	3,248,281
Total assets	94,011,377	13,534,327	318,709	107,864,413
Capital expenditures	1,293,001	69,831	—	1,362,832

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions.

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•                  increasing competition in our wholesale segment,

•                  increases in state and federal excise taxes on cigarette and tobacco products,

•                  the increasing demand and sales of electronic cigarettes and vapors through specialty shops and over the internet,

•                  higher commodity prices which could impact food ingredient costs for many of the products we sell,

•                  regulation of cigarette and tobacco products by the FDA, in addition to existing state and federal regulations by other agencies,

•                  potential bans or restrictions imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•                  increases in fuel prices,

•                  increases in manufacturer prices,

•                  increases in inventory carrying costs and customer credit risk,

•                  changes in promotional and incentive programs offered by manufacturers,

•                  demand for the Company’s products, particularly cigarette and tobacco products,

•                  risks associated with opening new retail stores,

•                  increasing competition in our retail health food segment,

•                  the expansion of large and well capitalized national and regional health food retail store chains,

•      management periodically reviews market conditions and the demand for various assets that may lead to acquisitions, divestitures, new business ventures, or other efforts to expand, each which carry integration and execution risk,

•                  increasing health care costs and the potential impact on discretionary consumer spending,

•                  changes in laws and regulations and ongoing compliance with the Patient Protection and Affordable Care Act,

•                  decreased availability of capital resources,

•                  domestic regulatory and legislative risks,

•                  poor weather conditions,

•                  consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended March 2015.

SECOND FISCAL QUARTER 2015 (Q2 2015)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2015 and March 2014.

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 641,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, Commonwealth Brands, Lorillard, Hershey, Kellogg’s, Kraft, and Mars. We also market private label lines of water, candy products, batteries, film, and other products.  We do not maintain long-term purchase contracts with our suppliers.

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

Business Update — Wholesale Segment

Competition in the marketplace remains brisk as various other retail sales channels such as drug stores, dollar stores, and quick-service restaurants continue to pursue many of the same customers traditionally serviced by convenience stores. At the distributor level, industry-wide gross margins remain pressured as full service distributors and distributors who merely provide logistics services (i.e. doorstep deliveries) compete for market share. In response to “price-only” competition, we promote our wide range of customizable solutions and programs which can be tailored to specific customers depending on their region, size, and needs.

We are closely watching a number of ongoing trends within the industry: 1) the increasing reliance on technology at both the distributor and convenience store level and 2) the increasing demand for fresh/hot foodservice offerings. It is likely that the capital intensive nature of providing these services will largely fall on distributors and over time may force many smaller distributors from the market, presenting potential consolidation opportunities.  For our Company in particular, we continue to make targeted investments in a number of areas including technology applications and the expansion of our refrigerated and temperature controlled trucking fleet.

Forward looking, we believe the competitive landscape will remain intense. Over the medium to long term, we remain focused on a number of initiatives to help us further monetize different aspects of our business. Strategic and opportunistic acquisitions will also remain an important part of our long term value creation strategy.  As always, managing our business in a low risk fashion remains a top priority.

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

Our Midwestern stores in particular have experienced an increase in competition over the past several years which has impacted both sales and gross profit. We expect this highly competitive environment to persist and potentially increase into the foreseeable future.  As more competitors enter the market, two trends in particular may become more prevalent: 1) the consolidation of independent natural products retailers, and 2) an increase in the specialization of independent natural products retailers as a means to differentiate themselves from larger retailing chains.

Our management team remains focused on a number of initiatives. These efforts include merchandising and marketing strategies designed to promote customer retention and attract younger customers who increasingly are embracing natural products.  Additionally, we continue to reconfigure certain aspects of our business.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 2015:

	For the three months ended March
	2015	2014	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$287,443,864	$272,421,788	$15,022,076	5.5
Cost of sales	269,710,529	254,801,826	14,908,703	5.9
Gross profit	17,733,335	17,619,962	113,373	0.6
Gross profit percentage	6.2%	6.5%

Operating expense	16,076,614	16,441,008	(364,394)	(2.2)
Operating income	1,656,721	1,178,954	477,767	40.5
Interest expense	194,375	222,624	(28,249)	(12.7)
Income tax expense	729,000	464,000	265,000	57.1
Net income	769,333	531,285	238,048	44.8

BUSINESS SEGMENTS:
Wholesale
Sales	$279,209,251	$263,233,120	$15,976,131	6.1
Gross profit	14,207,808	13,606,717	601,091	4.4
Gross profit percentage	5.1%	5.2%
Retail
Sales	$8,234,613	$9,188,668	$(954,055)	(10.4)
Gross profit	3,525,527	4,013,245	(487,718)	(12.2)
Gross profit percentage	42.8%	43.7%

(1)              Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $5.2 million in Q2 2015 and $4.8 million in Q2 2014.

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

SALES — Q2 2015 vs. Q2 2014

Sales in our Wholesale Segment increased $16.0 million during Q2 2015 as compared to Q2 2014. Significant items impacting sales during Q2 2015 included a $4.7 million increase in sales primarily related to the volume and mix of cigarette cartons sold, a $5.4 million increase in sales related to price increases implemented by cigarette manufacturers, and a $5.9 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). Q2 2015 sales in our Retail Segment decreased $1.0 million as compared to Q2 2014.  This change in sales was primarily related to increased competition within the markets we operate.

GROSS PROFIT — Q2 2015 vs. Q2 2014

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

Gross profit in our Wholesale Segment increased $0.6 million in Q2 2015 as compared to Q2 2014, primarily due to higher sales in our Other Products category.  Q2 2015 gross profit in our Retail Segment decreased $0.5 million as compared to Q2 2014.  This change was primarily related to lower sales volume in our retail stores.

OPERATING EXPENSE — Q2 2015 vs. Q2 2014

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees.  Our Q2 2015 operating expenses decreased $0.4 million as compared to Q2 2014.  This change was primarily related to a decrease in delivery costs within our Wholesale Segment as well as a reduction in operating costs in our Retail Segment.

RESULTS OF OPERATIONS — SIX MONTHS ENDED MARCH 2015:

	For the six months ended March
			Incr
	2015	2014	(Decr)	% Change
CONSOLIDATED:
Sales (1)	$602,877,340	$578,047,345	$24,829,995	4.3
Cost of sales	565,617,473	540,786,320	24,831,153	4.6
Gross profit	37,259,867	37,261,025	(1,158)	0.0
Gross profit percentage	6.2%	6.4%

Operating expenses	32,834,041	33,557,311	(723,270)	(2.2)
Operating income	4,425,826	3,703,714	722,112	19.5
Interest expense	431,517	524,619	(93,102)	(17.7)
Income tax expense	1,722,000	1,429,000	293,000	20.5
Net income	2,315,363	1,819,281	496,082	27.3

BUSINESS SEGMENTS:
Wholesale
Sales	$586,871,760	$560,335,399	$26,536,361	4.7
Gross profit	30,460,351	29,612,287	848,064	2.9
Gross profit percentage	5.2%	5.3%
Retail
Sales	$16,005,580	$17,711,946	$(1,706,366)	(9.6)
Gross profit	6,799,516	7,648,738	(849,222)	(11.1)
Gross profit percentage	42.5%	43.2%

(1)         Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $10.4 million for the six month ended March 2015 and $9.7 million for the six months ended March 2014.

SALES — Six months Ended March 2015

Sales in our Wholesale Segment increased $26.5 million for the six months ended March 2015 as compared to the same prior year period.  Significant items impacting sales during the period included a $3.2 million increase in sales primarily related to the volume and mix of cigarette cartons sold, a $11.9 million increase in sales related to price increases implemented by cigarette manufacturers, and a $11.4 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”).

Sales in our Retail Segment for the six months ended March 2015 decreased $1.7 million as compared to the same prior year period. This change in sales was primarily related to increased competition within the markets we operate.

GROSS PROFIT — Six months Ended March 2015

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

Gross profit in our Wholesale Segment increased $0.8 million for the six month period ended March 2015 as compared to the same prior year period. This change was primarily related to a $1.0 million increase in our Other Product category gross profit, partially offset by a $0.2 million decrease in gross profit related to the volume and mix of cigarette cartons sold.

Gross profit in our Retail Segment decreased $0.8 million for the six month period ended March 2015 as compared to the same prior year period.  This change was primarily related to lower sales volume in our retail stores.

OPERATING EXPENSE — Six months Ended March 2015

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees. Operating expenses decreased $0.7 million during the six months ended March 2015 as compared to the same prior year period. Significant items impacting operating costs during the six month period ended March 2015 included a $0.9 million decrease in health insurance and delivery costs in our Wholesale Segment, and a $0.9 million reduction in operating costs in our Retail Segment. These decreases were partially offset by a $0.5 million increase in compensation expense and a $0.6 million increase in other operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•

General. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•

Operating Activities. For the six months ended March 2015, the Company used cash of approximately $15.5 million for operating activities. Significant uses of cash during the period included increases in inventory in addition to decreases in accrued expenses and income taxes payable. These uses of cash were partially offset by decreases in accounts receivable, prepaid and other current assets, and the impact of net earnings.

•

Our variability of cash flows from operating activities is dependent on the timing of inventory purchases and seasonal fluctuations. For example, periodically we have inventory “buy-in” opportunities which offer more favorable pricing terms. As a result, we may have to hold inventory for a period longer than the payment terms. This generates a cash outflow from operating activities which we expect to reverse in later periods. Additionally, during the warm weather months, which is our peak time of operations, we generally carry higher amounts of inventory to ensure high fill rates and customer satisfaction.

•

Investing Activities. The Company used approximately $0.6 million of cash during the six month period ended March 2015 for investing activities, primarily related to capital expenditures for property and equipment.

•

Financing Activities. The Company generated cash of $16.2 million from financing activities during the six month period ended March 2015. Of this amount, approximately $16.9 million related to net borrowings on the Company’s credit facility. These borrowings were offset by $0.2 million in long-term debt repayments, $0.3 million related to dividends on the Company’s common and preferred stock, and $0.2 million related to equity-based awards.

•

Cash on Hand/Working Capital.  At March 2015, the Company had cash on hand of $0.2 million and working capital (current assets less current liabilities) of $76.3 million. This compares to cash on hand of $0.1 million and working capital of $55.8 million at September 2014.  The increase in working capital as compared to September 2014 primarily relates to higher overall inventory levels resulting from the timing of inventory purchases combined with normal seasonal fluctuations. This increase in working capital was funded through borrowing on our credit facility agreement.

Credit Agreement

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.  The Facility included the following significant terms at March 2015:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2015 was $69.6 million, of which $32.0 million was outstanding, leaving $37.6 million available.

At March 2015, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.48% at March 2015.

For the six months ended March 2015, our peak borrowings under the Facility were $40.2 million, and our average borrowings and average availability under the Facility were $26.9 million and $39.9 million, respectively.  Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2015. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.3 million for the three and six month periods ended March 2015, respectively, and $0.2 million and $0.3 million for the three and six month periods ended March 2014, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

No shares of our common stock were purchased by or on behalf of our Company during the quarterly period ended March 31, 2015.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 17, 2015	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 17, 2015	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)