Form 10-Q
period 2015-06-30
AMCON DISTRIBUTING CO
filed 2015-07-17
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The Registrant had 615,822 shares of its $.01 par value common stock outstanding as of July 13, 2015.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2015 and September 30, 2014

	June 2015	September 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$149,857	$99,922
Accounts receivable, less allowance for doubtful accounts of $1.0 million and $0.8 million at June 2015 and September 2014, respectively	33,301,156	33,286,932
Inventories, net	49,896,207	43,635,266
Deferred income taxes	1,550,877	1,606,168
Prepaid and other current assets	4,092,039	5,034,570
Total current assets	88,990,136	83,662,858

Property and equipment, net	13,084,440	13,763,140
Goodwill	6,349,827	6,349,827
Other intangible assets, net	4,182,228	4,455,978
Other assets	329,618	448,149
	$112,936,249	$108,679,952
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,629,153	$16,412,895
Accrued expenses	7,350,570	6,891,308
Accrued wages, salaries and bonuses	3,335,949	2,647,969
Income taxes payable	581,042	1,603,614
Current maturities of long-term debt	348,710	341,190
Total current liabilities	28,245,424	27,896,976

Credit facility	14,307,224	15,081,783
Deferred income taxes	3,562,406	3,484,204
Long-term debt, less current maturities	3,473,025	3,735,702
Other long-term liabilities	36,871	139,003
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized, issued, and outstanding, and a total liquidation preference of $2.5 million at both June 2015 and September 2014	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at both June 2015 and September 2014, and a total liquidation preference of $0.4 million at both June 2015 and September 2014	400,000	400,000

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 615,822 shares outstanding at June 2015 and 602,411 shares outstanding at September 2014	6,811	6,677
Additional paid-in capital	14,723,863	13,571,909
Retained earnings	51,646,128	47,829,201
Treasury stock at cost	(5,965,503)	(5,965,503)
Total shareholders’ equity	60,411,299	55,442,284
	$112,936,249	$108,679,952

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2015 and 2014

	For the three months ended June		For the nine months ended June
	2015	2014	2015	2014
Sales (including excise taxes of $101.5 million and $100.4 million, and $285.9 million and $283.5 million, respectively)	$334,456,509	$322,647,624	$937,333,849	$900,694,969
Cost of sales	314,957,889	303,353,020	880,575,362	844,139,340
Gross profit	19,498,620	19,294,604	56,758,487	56,555,629

Selling, general and administrative expenses	15,405,676	16,295,082	47,072,555	48,599,519
Depreciation and amortization	542,307	557,736	1,709,469	1,810,610
	15,947,983	16,852,818	48,782,024	50,410,129
Operating income	3,550,637	2,441,786	7,976,463	6,145,500

Other expense (income):
Interest expense	242,266	228,827	673,783	753,446
Other (income), net	(20,853)	(37,473)	(63,907)	(106,659)
	221,413	191,354	609,876	646,787
Income from operations before income tax expense	3,329,224	2,250,432	7,366,587	5,498,713
Income tax expense	1,333,000	990,000	3,055,000	2,419,000
Net income	1,996,224	1,260,432	4,311,587	3,079,713
Preferred stock dividend requirements	(48,643)	(48,643)	(145,928)	(145,928)
Net income available to common shareholders	$1,947,581	$1,211,789	$4,165,659	$2,933,785

Basic earnings per share available to common shareholders	$3.16	$2.00	$6.78	$4.79
Diluted earnings per share available to common shareholders	$2.69	$1.73	$5.85	$4.18

Basic weighted average shares outstanding	615,822	605,319	614,723	613,032
Diluted weighted average shares outstanding	741,183	729,978	737,325	736,531

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,311,587	$3,079,713
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,435,719	1,536,860
Amortization	273,750	273,750
(Gain) loss on sale of property and equipment	5,103	(42,745)
Equity-based compensation	910,920	1,025,694
Deferred income taxes	133,493	421,934
Provision for losses on doubtful accounts	193,000	63,000
Provision for losses on inventory obsolescence	132,793	15,878
Other	(6,034)	(6,034)

Changes in assets and liabilities:
Accounts receivable	(207,224)	(1,379,031)
Inventories	(6,393,734)	(1,572,589)
Prepaid and other current assets	942,531	(2,048,389)
Other assets	118,531	31,892
Accounts payable	242,760	598,939
Accrued expenses and accrued wages, salaries and bonuses	1,505,917	805,286
Income tax payable	(1,022,572)	(1,589,747)
Net cash flows from operating activities	2,576,540	1,214,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(812,624)	(2,337,626)
Proceeds from sales of property and equipment	24,000	47,969
Acquisition	—	(996,803)
Net cash flows from investing activities	(788,624)	(3,286,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on bank credit agreements	(774,559)	6,322,689
Principal payments on long-term debt	(255,157)	(915,350)
Repurchase of Series B Convertible Preferred Stock and common stock	—	(2,648,318)
Dividends paid on convertible preferred stock	(145,928)	(145,928)
Dividends on common stock	(348,732)	(353,806)
Withholdings on the exercise of equity-based awards	(213,605)	(128,523)
Net cash flows from financing activities	(1,737,981)	2,130,764

Net change in cash	49,935	58,715

Cash, beginning of period	99,922	275,036
Cash, end of period	$149,857	$333,751

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$677,163	$751,909
Cash paid during the period for income taxes	3,944,080	3,586,813

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	8,483	62,414
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,240,842	1,154,869

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2015 and June 30, 2014 have been referred to throughout this quarterly report as Q3 2015 and Q3 2014, respectively. The fiscal balance sheet dates as of June 30, 2015, June 30, 2014, and September 30, 2014 have been referred to as June 2015, June 2014, and September 2014, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flow.

2. CONVERTIBLE PREFERRED STOCK

The Company has two series of convertible preferred stock outstanding at June 2015 as identified in the following table:

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

3. INVENTORIES

At June 2015, inventories consisted of finished goods and are stated at the lower of cost determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.0 million at June 2015 and $0.9 million at September 2014. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	June 2015	September 2014
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	June 2015	September 2014
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of $0.4 million and $0.3 million at June 2015 and September 2014, respectively)	91,667	166,667
Customer relationships (less accumulated amortization of $1.4 million and $1.2 million at June 2015 and September 2014, respectively)	717,292	916,042
	$4,182,228	$4,455,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At June 2015, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.  Amortization expense related to these assets was $0.1 million and $0.3 million for the three and nine month periods ended June 2015, respectively, and $0.1 million and $0.3 million for the three and nine month periods ended June 2014, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at June 2015:

Customer relationships	June 2015
Fiscal 2015 (1)	$91,250
Fiscal 2016	331,667
Fiscal 2017	265,000
Fiscal 2018	79,375
Fiscal 2019	41,667
$808,959

(1) Represents amortization for the remaining three months of Fiscal 2015.

5. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.5 million for the three and nine month periods ended June 2015, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended June 2014, respectively.

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

	For the three months ended June
	2015		2014
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	615,822	615,822	605,319	605,319
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	125,361	—	124,659
Weighted average number of shares outstanding	615,822	741,183	605,319	729,978
Net income	$1,996,224	$1,996,224	$1,260,432	$1,260,432
Deduct: convertible preferred stock dividends (2)	(48,643)	—	(48,643)	—
Net income available to common shareholders	$1,947,581	$1,996,224	$1,211,789	$1,260,432

Net earnings per share available to common shareholders	$3.16	$2.69	$2.00	$1.73

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the nine months ended June
	2015		2014
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	614,723	614,723	613,032	613,032
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	122,602	—	123,499
Weighted average number of shares outstanding	614,723	737,325	613,032	736,531
Net income	$4,311,587	$4,311,587	$3,079,713	$3,079,713
Deduct: convertible preferred stock dividends (2)	(145,928)	—	(145,928)	—
Net income available to common shareholders	$4,165,659	$4,311,587	$2,933,785	$3,079,713

Net earnings per share available to common shareholders	$6.78	$5.85	$4.79	$4.18

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.  The Facility included the following significant terms at June 2015:

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults as of June 2015. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has two Omnibus Incentive Plans, the 2007 Omnibus Plan and 2014 Omnibus Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 225,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock.  At June 2015, awards with respect to a total of 161,588 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 63,412 shares may be awarded under the Omnibus Plans.

Stock Options

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at June 2015 are summarized as follows:

			Remaining		Exercisable
	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2007	$18.00	25,000	1.45 years	$18.00	25,000	$18.00
Fiscal 2010	$51.50	3,500	4.83 years	$51.50	3,500	$51.50
Fiscal 2012	$53.80 - $65.97	4,900	6.33 years	$55.15	2,700	$55.04
Fiscal 2013	$62.33	6,700	7.32 years	$62.33	2,900	$62.33
Fiscal 2015	$81.03	6,000	9.59 years	$81.03	—	—
		46,100		$39.13	34,100	$28.15

Restricted Stock Units

At June 2015, nonvested restricted stock units awarded pursuant to the Company’s Omnibus Plans were as follows:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 2012	October 2013	October – December 2014
Original number of awards issued:	15,000	17,600	13,000
Service period:	36 months	36-60 months	36 months
Estimated fair value of award at grant date	$935,000	$1,486,000	$1,083,000
Awards outstanding at June 2015	5,000	11,977	13,000
Fair value of non-vested awards at June 2015:	$398,000	$953,000	$1,034,000

(1)	10,000 of the restricted stock units were vested as of June 2015. The remaining 5,000 restricted stock units will vest in October 2015.

(2)

5,623 of the restricted stock units were vested as of June 2015. 9,337 restricted stock units will vest in equal amounts in October 2015, and October 2016. The remaining 2,640 restricted stock units will vest in equal amounts in October 2015, October 2016, October 2017, and October 2018.

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

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2014	32,900	$84.75
Granted	13,000	83.30
Vested	(15,923)	82.93
Forfeited/Expired	—	—
Nonvested restricted stock units at June 2015	29,977	$80.40

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense related to the amortization of all equity-based compensation awards of $0.3 million and $0.9 million for the three and nine months ended June 2015, respectively, and $0.3 million and $1.0 million for the three and nine months ended June 2014, respectively.  Total unamortized compensation expense related to these awards at June 2015 was approximately $1.7 million.

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

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2015:
External revenue:
Cigarettes	$239,917,539	$—	$—	$239,917,539
Confectionery	22,520,687	—	—	22,520,687
Health food	—	7,744,518	—	7,744,518
Tobacco, foodservice & other	64,273,765	—	—	64,273,765
Total external revenue	326,711,991	7,744,518	—	334,456,509
Depreciation	341,432	109,625	—	451,057
Amortization	91,250	—	—	91,250
Operating income (loss)	5,053,788	51,812	(1,554,963)	3,550,637
Interest expense	32,269	49,231	160,766	242,266
Income (loss) from operations before taxes	5,037,641	7,312	(1,715,729)	3,329,224
Total assets	99,443,589	13,292,026	200,634	112,936,249
Capital expenditures	187,605	13,913	—	201,518

THREE MONTHS ENDED JUNE 2014:
External revenue:
Cigarettes	$231,814,363	$—	$—	$231,814,363
Confectionery	21,214,377	—	—	21,214,377
Health food	—	8,509,813	—	8,509,813
Tobacco, foodservice & other	61,109,071	—	—	61,109,071
Total external revenue	314,137,811	8,509,813	—	322,647,624
Depreciation	340,287	125,262	937	466,486
Amortization	91,250	—	—	91,250
Operating income (loss)	3,657,657	138,969	(1,354,840)	2,441,786
Interest expense	36,657	51,284	140,886	228,827
Income (loss) from operations before taxes	3,627,311	93,097	(1,469,976)	2,250,432
Total assets	98,799,569	13,602,639	280,846	112,683,054
Capital expenditures	949,732	25,062	—	974,794

	Wholesale Segment	Retail Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2015:
External revenue:
Cigarettes	$671,006,822	$—	$—	$671,006,822
Confectionery	60,589,226	—	—	60,589,226
Health food	—	23,750,098	—	23,750,098
Tobacco, foodservice & other	181,987,703	—	—	181,987,703
Total external revenue	913,583,751	23,750,098	—	937,333,849
Depreciation	1,088,027	345,818	1,874	1,435,719
Amortization	273,750	—	—	273,750
Operating income (loss)	11,629,871	633,735	(4,287,143)	7,976,463
Interest expense	98,400	145,616	429,767	673,783
Income (loss) from operations before taxes	11,581,352	502,145	(4,716,910)	7,366,587
Total assets	99,443,589	13,292,026	200,634	112,936,249
Capital expenditures	692,394	120,230	—	812,624

NINE MONTHS ENDED JUNE 2014:
External revenue:
Cigarettes	$647,770,840	$—	$—	$647,770,840
Confectionery	55,921,920	—	—	55,921,920
Health food	—	26,221,759	—	26,221,759
Tobacco, foodservice & other	170,780,450	—	—	170,780,450
Total external revenue	874,473,210	26,221,759	—	900,694,969
Depreciation	1,154,830	379,218	2,812	1,536,860
Amortization	273,750	—	—	273,750
Operating income (loss)	9,548,781	681,990	(4,085,271)	6,145,500
Interest expense	119,310	168,062	466,074	753,446
Income (loss) from operations before taxes	9,463,125	528,267	(4,492,679)	5,498,713
Total assets	98,799,569	13,602,639	280,846	112,683,054
Capital expenditures	2,242,733	94,893	—	2,337,626

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

•      demand for the Company’s products, particularly cigarette and tobacco products,

•      risks associated with opening new retail stores,

•      increasing competition in our retail health food segment,

•      the expansion of large and well capitalized national and regional health food retail store chains,

•      management periodically reviews market conditions and the demand for various assets that may lead to acquisitions, divestitures, new business ventures, or efforts to expand, each which carry integration and execution risk,

•      increasing health care costs and the potential impact on discretionary consumer spending,

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

•      domestic regulatory and legislative risks,

•      poor weather conditions,

•      consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

•      natural disasters and domestic unrest,

•      other risks over which the Company has little or no control, and any other factors not identified herein

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the nine months ended June 2015.

THIRD FISCAL QUARTER 2015 (Q3 2015)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2015 and June 2014.

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

Business Update — Wholesale Segment

Competition in the marketplace remains brisk as various other retail sales channels such as drug stores, dollar stores, and quick-service restaurants continue to pursue many of the same customers traditionally serviced by convenience stores. At the distributor level, industry-wide gross margins remain pressured as full service distributors and distributors who merely provide logistics services (i.e. doorstep deliveries) compete for market share. In response to “price-only” competition, we promote a wide range of customizable solutions and programs which can be tailored to specific customers depending on their size, region, size, and needs.

We are closely watching a number of ongoing trends within the industry: 1) the increasing reliance on technology at both the distributor and convenience store level and 2) the increasing demand for fresh/hot foodservice offerings. It is likely that the capital intensive nature of providing these services will largely fall on distributors and over time may force many smaller distributors from the market, presenting potential consolidation opportunities.  For our Company in particular, we continue to make targeted investments in a number of areas including technology applications and the expansion of our temperature controlled trucking fleet.

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

Our Midwestern stores in particular have experienced increased competition over the past several years which has impacted both sales and gross profit. We expect this highly competitive environment to persist and potentially increase into the foreseeable future. In light of the heightened competition, our management team has focused on a number of key initiatives. These efforts include merchandising and marketing strategies designed to promote customer retention and attract younger customers who are increasingly embracing natural products.  Additionally, our management team remains highly focused on optimizing our expense and unit economic structure for each store based on local conditions.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 2015:

	For the three months ended June
	2015	2014	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$334,456,509	$322,647,624	$11,808,885	3.7
Cost of sales	314,957,889	303,353,020	11,604,869	3.8
Gross profit	19,498,620	19,294,604	204,016	1.1
Gross profit percentage	5.8%	6.0%

Operating expense	15,947,983	16,852,818	(904,835)	(5.4)
Operating income	3,550,637	2,441,786	1,108,851	45.4
Interest expense	242,266	228,827	13,439	5.9
Income tax expense	1,333,000	990,000	343,000	34.6
Net income	1,996,224	1,260,432	735,792	58.4

BUSINESS SEGMENTS:
Wholesale
Sales	$326,711,991	$314,137,811	$12,574,180	4.0
Gross profit	16,334,296	15,681,005	653,291	4.2
Gross profit percentage	5.0%	5.0%
Retail
Sales	$7,744,518	$8,509,813	$(765,295)	(9.0)
Gross profit	3,164,324	3,613,599	(449,275)	(12.4)
Gross profit percentage	40.9%	42.5%

(1)     Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $5.9 million in Q3 2015 and $5.3 million in Q3 2014.

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

SALES — Q3 2015 vs. Q3 2014

Sales in our Wholesale Segment increased $12.6 million during Q3 2015 as compared to Q3 2014. Significant items impacting sales during Q3 2015 included a $2.1 million increase in sales related to the volume and mix of cigarette cartons sold, a $6.0 million increase in sales related to price increases implemented by cigarette manufacturers, and a $4.5 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). Q3 2015 sales in our Retail Segment decreased $0.8 million as compared to Q3 2014. This change in sales was primarily related to increased competition within the markets we operate.

GROSS PROFIT — Q3 2015 vs. Q3 2014

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

Gross profit in our Wholesale Segment increased $0.7 million in Q3 2015 as compared to Q3 2014, primarily due to higher sales in our Other Products category. Q3 2015 gross profit in our Retail Segment decreased $0.4 million as compared to Q3 2014. This change was primarily related to lower sales volume in our retail stores.

OPERATING EXPENSE — Q3 2015 vs. Q3 2014

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees.  Our Q3 2015 operating expenses decreased $0.9 million as compared to Q3 2014. Significant items impacting operating costs during the three month period ended June 2015 included a $0.9 million decrease in delivery and health insurance costs in our Wholesale Segment, and a $0.4 million reduction in operating costs in our Retail Segment. These decreases were partially offset by a $0.4 million increase in compensation expense and other operating costs.

RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 2015:

	For the nine months ended June
			Incr
	2015	2014	(Decr)	% Change
CONSOLIDATED:
Sales (1)	$937,333,849	$900,694,969	$36,638,880	4.1
Cost of sales	880,575,362	844,139,340	36,436,022	4.3
Gross profit	56,758,487	56,555,629	202,858	0.4
Gross profit percentage	6.1%	6.3%

Operating expenses	48,782,024	50,410,129	(1,628,105)	(3.2)
Operating income	7,976,463	6,145,500	1,830,963	29.8
Interest expense	673,783	753,446	(79,663)	(10.6)
Income tax expense	3,055,000	2,419,000	636,000	26.3
Net income	4,311,587	3,079,713	1,231,874	40.0

BUSINESS SEGMENTS:
Wholesale
Sales	$913,583,751	$874,473,210	$39,110,541	4.5
Gross profit	46,794,647	45,293,292	1,501,355	3.3
Gross profit percentage	5.1%	5.2%
Retail
Sales	$23,750,098	$26,221,759	$(2,471,661)	(9.4)
Gross profit	9,963,840	11,262,337	(1,298,497)	(11.5)
Gross profit percentage	42.0%	43.0%

(1)   Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $16.2 million for the nine month ended June 2015 and $15.0 million for the nine months ended June 2014.

SALES — Nine months Ended June 2015

Sales in our Wholesale Segment increased $39.1 million for the nine months ended June 2015 as compared to the same prior year period. Significant items impacting sales during the period included a $5.3 million increase in sales primarily related to the volume and mix of cigarette cartons sold, a $17.9 million increase in sales related to price increases implemented by cigarette manufacturers, and a $15.9 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”).

Sales in our Retail Segment for the nine months ended June 2015 decreased $2.5 million as compared to the same prior year period. This change in sales was primarily related to increased competition within the markets we operate.

GROSS PROFIT — Nine months Ended June 2015

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

Gross profit in our Wholesale Segment increased $1.5 million for the nine month period ended June 2015 as compared to the same prior year period. This change was primarily related to an increase in our Other Product category sales and gross profit.

Gross profit in our Retail Segment decreased $1.3 million for the nine month period ended June 2015 as compared to the same prior year period. This change was primarily related to lower sales volume in our retail stores.

OPERATING EXPENSE — Nine months Ended June 2015

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees. Operating expenses decreased $1.6 million during the nine months ended June 2015 as compared to the same prior year period. Significant items impacting operating costs during the nine month period ended June 2015 included a $1.8 million decrease in delivery and health insurance costs in our Wholesale Segment, and a $1.3 million reduction in operating costs in our Retail Segment. These decreases were partially offset by a $1.5 million increase in compensation expense and other operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•                  General. The Company requires cash to pay operating expenses, purchase inventory, and make capital investments.  In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•                  Operating Activities. For the nine months ended June 2015, the Company used cash of approximately $2.6 million for operating activities. Significant uses of cash during the period included an increase in inventory and a decrease in income taxes payable. These uses of cash were partially offset by increases in accounts payable and accrued expenses, a decrease in prepaid and other current assets, and the impact of net earnings.

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

•                  Investing Activities. The Company used approximately $0.8 million of cash during the nine month period ended June 2015 for investing activities, primarily related to capital expenditures for property and equipment.

•                  Financing Activities. The Company used cash of $1.7 million from financing activities during the nine month period ended June 2015. Of this amount, approximately $0.8 million related to net payments on the Company’s credit facility, $0.2 million related to long-term debt repayments, $0.5 million related to dividends on the Company’s common and preferred stock, and $0.2 million related to equity-based awards.

•                  Cash on Hand/Working Capital.  At June 2015, the Company had cash on hand of $0.1 million and working capital (current assets less current liabilities) of $60.7 million. This compares to cash on hand of $0.1 million and working capital of $55.8 million at September 2014.

Credit Agreement

The Company primarily finances its operations with cash generated from operating activities and through a credit facility provided under an agreement with Bank of America (the “Facility”).  The Facility included the following significant terms at June 2015:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2015 was $69.6 million, of which $14.3 million was outstanding, leaving $55.3 million available.

At June 2015, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.27% at June 2015.

For the nine months ended June 2015, our peak borrowings under the Facility were $43.1 million, and our average borrowings and average availability under the Facility were $28.5 million and $39.1 million, respectively.  Our availability to borrow under the

Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults as of June 2015. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.5 million for the three and nine month periods ended June 2015, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended June 2014, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

No shares of our common stock were purchased by or on behalf of our Company during the quarterly period ended June 30, 2015.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 17, 2015	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 17, 2015	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)