Form 10-K
period 2015-09-30
AMCON DISTRIBUTING CO
filed 2015-11-06
CIK 928465

Use these links to rapidly review the document
AMCON DISTRIBUTING COMPANY Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2015 was $30,298,097 computed by reference to the $80.40 closing price of such common stock equity on March 31, 2015.

As of November 2, 2015 there were 634,741 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2015 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to "we," "us," "our," "Company," and "AMCON" shall mean AMCON Distributing Company and its subsidiaries. The Company's 2015 and 2014 fiscal years ended September 30, are herein referred to as fiscal 2015 and fiscal 2014, respectively. The fiscal year-end balance sheet dates of September 30, 2015 and September 30, 2014 are referred to herein as September 2015 and September 2014, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7 of this report.

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,500 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 16,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. Convenience stores represent our largest customer category. In September 2015, Convenience Store News ranked us as the seventh (7th) largest convenience store distributor in the United States based on annual sales.

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 641,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kelloggs, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

We operate within the natural products retail industry, which is a subset of the large and stable U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. According to The Natural Foods Merchandiser, a leading industry trade publication, retail sales in the natural foods industry exceeded $120 billion during the 2014 calendar year.

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

Flexible Distribution Capabilities and Customer Service Programs

Wholesale distributors typically provide convenience store retailers access to a broad product line, the ability to place small quantity orders, inventory management and access to trade credit. As a large, full-service wholesale distributor, we offer retailers a wide array of manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems that are focused on minimizing retailers' investment in inventory, while seeking to maximize their sales and profit.

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

BUSINESS STRATEGY

Our business strategy focuses on short, medium, and long term objectives designed to create shareholder value. Our strategy objectives are:

•
Maximizing liquidity in the short term.

•
Reducing debt, investing in new information technologies, and selectively expanding product offerings, particularly in foodservice, in the medium term.

•
Growing both organically and through acquisitions in the long term.

To execute this strategy, our Company has rigorous operational processes in place designed to control costs, manage credit risk, monitor inventory levels, and maintain maximum liquidity. The success of our strategy, however, is ultimately dependent on our ability to provide superior service, develop leading edge technologies, and maintain an exceptional array of product offerings.

PRINCIPAL PRODUCTS

The sales of cigarettes represented 72% of our consolidated revenue in both fiscal 2015 and fiscal 2014. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 28% of our consolidated revenue in both fiscal 2015 and fiscal 2014.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 12 to the Consolidated Financial Statements included in this Annual Report.

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

ENVIRONMENTAL MATTERS

All of AMCON's facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2015 or fiscal 2014.

EMPLOYEES

At September 2015, the Company had 694 full-time and 114 part-time employees, which together serve in the following areas:

Managerial	38
Administrative	96
Delivery	129
Sales & Marketing	266
Warehouse	279

Total Employees	808

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers ("IAMAW"). The current labor agreement with the union is effective through December 2017.

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

If any of the following risks actually materialize, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Annual Report. See "Forward Looking Statements" under Item 7 of this report for a discussion of forward looking statements.

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

•
Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2015, approximately 72% of our consolidated revenues came from the distribution of cigarettes which generated approximately 24% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline. Further, the Patient Protection and Affordable Care Act now allows insurance companies to charge tobacco users more for health insurance policies than polices offered to non-tobacco users; a move which could further depress the demand for cigarettes and tobacco products. If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

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

•
Volatility in Fuel Prices Could Reduce Profit Margins and Adversely Affect Our Business.

Increases or decreases in fuel prices can and do have an impact on our profit margins. If we are not able to meaningfully pass on these costs to customers, it could adversely impact our results of operations, business, cash flow, and financial condition.

•
The Wholesale Distribution of Convenience Store Products Is Significantly Affected by Pricing Decisions and Promotional Programs Offered by Manufacturers and State Taxing Authorities.

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

RISK FACTORS RELATED TO ALL OF OUR BUSINESSES

•
Employee Healthcare Benefits Represent a Significant Expense for Our Company and May Negatively Affect Our Profitability.

Healthcare represents a significant expense item for our Company and has been increasing in recent years similar to that of the general upward trend in healthcare costs nationwide. While we have been successful in controlling these costs in recent years through modifications to insurance coverage, including increasing co-pays and deductibles, there can be no assurance that we will be as successful in controlling such costs in the future. Continued increases in healthcare costs, as well as changes in laws, regulations, and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In particular, changes mandated under the Patient Protection and Affordable Care Act may increase our healthcare costs and negatively impact our cost structure, cash flow, profitability, and overall financial condition.

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

•
Risk Associated with Insurance Plans Claims

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability, property insurance, director and officers' liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with these risks are estimated by the Company, in part, by considering historical claims experience, demographic factors, severity factors, and other assumptions. Our results could be materially impacted by claims and other expenses related to such insurance plans if future occurrences and claims differ from these assumptions and historical trends.

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

Additionally, many of our wholesale segment customers are thinly capitalized and their access to credit in the current business environment may be impacted by their ability to operate as a going concern, presenting additional credit risk for the Company. In a period of economic downturn or if the economy deteriorates, it could result in lower sales and profitability as well as customer credit defaults.

•
Periods of Significant or Prolonged Inflation or Deflation Affect Our Product Costs and Profitability

Volatile product costs have a direct impact on our business. Prolonged periods of product cost inflation may have a negative impact on our profit margins and earnings to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, which may have a negative impact on our business and our profitability. In addition, product cost inflation may negatively impact consumer spending decisions, which could adversely impact our sales. Conversely, our business may be adversely impacted by periods of prolonged product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

•
We Rely Heavily on Our Information Technology Systems to Operate Our Business. Any Disruptions to These Technology Systems Including Security Breaches, Cyber-Attacks, Malware, or Other Methods by

  Which Our Information Systems Could Be Compromised, May Have A Material Negative Impact on Our Business.

We rely extensively on our information technology systems to run all aspects of our business. If any of our information technology systems are damaged or made unavailable due to a wide range of issues such as power outages, computer and telecommunications failures, computer viruses, security breaches, malware, or compromised by any other method, it could have material negative impact on our operations and profits.

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

•
Impairment Charges for Goodwill or Other Intangible Assets Could Adversely Affect Our Financial Condition and Results of Operations.

We are required to test annually goodwill and intangible assets with indefinite useful lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

The testing of goodwill and other intangible assets for impairment requires management to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, our financial condition and results of operations may be adversely affected.

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

•
We Operate in a Competitive Labor Market and Some of Our Employees Are Covered by Collective Bargaining Agreements.

We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees.

In addition, at September 2015 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in December 2017. If we were not able to renew our future labor agreements on similar terms, we may be unable to recover labor cost increases through increased prices or may suffer business interruptions as a result of strikes or other work stoppages.

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

ITEM 2.    PROPERTIES

The location and approximate square footage of the Company's six distribution centers and sixteen retail stores at September 2015 are set forth below:

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

Name	Age	Position
Christopher H. Atayan	55	Chairman of the Board, Chief Executive Officer, Director
Kathleen M. Evans	68	President, Director
Andrew C. Plummer	41	Vice President, Chief Financial Officer, and Secretary
Eric J. Hinkefent	54	President of Chamberlin's Market and Cafe and Akin's Natural Foods Market

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company's common stock trades on NYSE MKT under the trading symbol "DIT". As of October 31, 2015, the closing price of our common stock on NYSE MKT was $84.00 and there were 634,741 common shares outstanding. As of that date, the Company had approximately 700 persons holding common shares beneficially of which approximately 160 are shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company's common stock reported by NYSE MKT for fiscal 2015 and 2014.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
4th Quarter	$86.95	$78.00	$85.96	$77.51
3rd Quarter	85.00	75.00	86.30	78.50
2nd Quarter	83.71	75.00	92.93	78.69
1st Quarter	88.07	76.00	83.03	74.28

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

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $0.5 million, or $0.72 per common share, during both fiscal 2015 and fiscal 2014.

The Company has Series A and B Convertible Preferred Stock ("Convertible Preferred Stock") outstanding at September 2015 which are not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on the Series A and Series B Convertible Preferred Stock totaling $0.2 million during both fiscal 2015 and fiscal 2014. See Note 3 to Consolidated Financial Statements included in this Annual Report for further information regarding these securities.

REPURCHASE OF COMPANY SHARES

During the fourth quarter of fiscal 2015, the Company repurchased shares of its common stock for cash totaling approximately $1.7 million. During fiscal 2015, the Company repurchased a total of 19,718 shares of its common stock for cash totaling approximately $1.7 million. All repurchased shares were recorded in treasury stock at cost. At September 2015, 30,091 shares of the Company's common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company's Board of Directors.

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended September 30, 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
July 1 - 31, 2015	—	—	—	49,809
August 1 - 31, 2015	—	—	—	49,809
September 1 - 30, 2015	19,718	$87.00	19,718	30,091
Total	19,718	$87.00	19,718	30,091

*
In July 2014, our Board of Directors authorized purchases of up to 50,000 shares of our Company's common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2015 and September 2014. For more information regarding our business segments, see Item 1 "Business" of this Annual Report.

Business Update—Wholesale Segment

Pricing pressures and the desire to create meaningful economies of scale continue to fuel merger and acquisition activity across the convenience store industry. Despite this activity, the industry remains highly fragmented with approximately 63% of the United States' total 152,700 convenience stores still owned by independent operators who own ten or fewer stores. Concentration at the wholesale distributor level also remains highly fragmented. The National Association of Convenience Stores ("NACS") estimates that for the 2014 calendar year total in-store convenience store purchases (excluding fuel) approximated $214 billion, with the top five wholesale distributors only controlling approximately 25% of that business. So despite recent consolidation trends, the opportunities for growth within the independent convenience stores channel remains considerable.

Similar to all retail formats, shifting consumer tastes and how individuals shop is impacting the convenience store channel. Consumers are demanding more fresh "on-the-go" meals and snack alternatives, and want to engage with retailers using easy to use technologies (mobile applications). At the same time, most independent convenience store owners do not have the time or in-house resources to fully develop these areas.

Towards that end, we anticipate that much of our efforts in the coming years will be focused on ensuring that we offer the best foodservice programs in the marketplace; foodservice programs which can be easily customized by customer size and geographic region, and which provide our customers with a recurring source of customer traffic. We also feel that providing access to new technology applications will be a critical competitive differentiator in the future. This is emerging as an ever important area of concern for our customers as it provides them with a one-on-one linkage to their customer base and helps level the playing field with larger competitors. To support these initiatives, we intend to continue our targeted investments in both our refrigerated trucking fleet and our technology solution suite.

Forward looking, we expect margin pressures to remain intense as wholesalers compete for market share. On a longer term basis, we remain highly focused on identifying strategic acquisition opportunities which can expand our reach and the portfolio of services we provide. We also continue to explore a number of different mechanisms to further monetize our business platform which connects over 4,500 retail locations and millions of consumers across 23 states.

Business Update—Retail Segment

The retailing of health food and natural products is undergoing an unprecedented transformation. As the demand for natural products has become mainstream, new competition has rushed into the market on a number of fronts. Conventional retail stores (grocery stores, mass merchants etc.) in particular have dramatically increased their natural product offerings in recent years, especially in commodity priced food staples such as produce, vegetables, and dairy products. So while total sales for natural products industry-wide grew to $120 billion in 2014, up 10% over the prior year, for the first time ever, sales of natural products through conventional retailers surpassed that sold through independent health food retailers (41.2% conventional retailers, 40.7% health food stores, and 18.1% other miscellaneous retail channels), according to Natural Foods Merchandiser.

At the same time, a number of well funded regional and natural health food retailers have embarked on aggressive new store expansion initiatives, pushing into smaller second tier markets. Companies such as Whole Foods Market, Trader Joe's, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, General Nutrition Centers ("GNC"), Lucky's Market, and Fresh Thyme Farmers Market have all expanded their geographic footprint with new store additions. This new competition from large health food chains and conventional stores has pressured sales industry-wide and has impacted the sales in our business as well.

Despite the challenging environment, we believe independent health food retailers will continue to play an important role in the natural products ecosystem. According to a SPINS and Pure Branding 2015 benchmarking report, large natural product manufacturers make up only 3% of all natural product manufacturers but control up to 85% of the total market share. So for consumers shopping for commoditized natural product offerings, those selections are now ubiquitous in virtually all retail channels. For new brands coming to market, however, the breadth and depth of product selection offered by independent health food stores cannot be matched by big box retailers. Further, the depth of educational assistance available through the independent channel often makes our stores "first stops" when customers seek out specific in-store expertise in making certain purchases.

Forward looking, we expect the industry, including our stores, will need to remake themselves as they historically have. We believe that for many products (i.e. supplements, herbal remedies) health food retailing remains a high touch business requiring a certain degree of consultative engagement. Carrying a highly differentiated product mix that is more difficult to copy has been the hallmark of our business. As consumers continue to push for more improved labeling and traceability certifications, we plan to look to higher margin growth categories such as "natural personal care products" to differentiate our stores and drive sales in the coming years.

Results of Operations

The following table sets forth an analysis of various components of the Company's Statement of Operations as a percentage of sales for fiscal years 2015 and 2014:

	Fiscal Years
	2015	2014
Sales	100.0%	100.0%
Cost of sales	94.0	93.8

Gross profit	6.0	6.2
Selling, general and administrative expenses	4.9	5.2
Depreciation and amortization	0.2	0.2

Operating income	0.9	0.8
Interest expense	0.1	0.1

Income before income taxes	0.8	0.7
Income tax expense	0.3	0.3

Net income	0.5	0.4
Preferred stock dividend requirements	—	—

Net income available to common shareholders	0.5%	0.4%

	Fiscal Years
			Incr (Decr)(2)
(In millions)	2015(2)	2014(2)		% Change(2)
CONSOLIDATED:
Sales(1)	$1,281.9	$1,236.8	$45.1	3.6%
Cost of Sales	1,205.3	1,160.2	45.0	3.9
Gross profit	76.6	76.5	0.1	0.1
Gross profit percentage	6.0%	6.2%
Operating expense	65.0	67.1	(2.1)	(3.1)
Operating income	11.5	9.4	2.1	22.8
Interest expense	0.8	0.9	(0.1)	(10.0)
Income tax expense	4.4	3.6	0.8	21.2
Net income	6.4	5.0	1.4	28.3
BUSINESS SEGMENTS:
Wholesale
Sales(1)	$1,250.5	$1,202.4	$48.1	4.0%
Gross profit	63.4	61.8	1.6	2.6
Gross profit percentage	5.1%	5.1%
Retail
Sales	$31.3	$34.3	$(3.0)	(8.7)%
Gross profit	13.2	14.7	(1.6)	(10.7)
Gross profit percentage	42.0%	43.0%

(1)
Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $22.0 million in fiscal 2015 and $20.3 million in fiscal 2014.

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

SALES—Fiscal 2015 vs. Fiscal 2014

Sales in our Wholesale Segment increased $48.1 million from fiscal 2014 to fiscal 2015. Significant items impacting sales during fiscal 2015 included a $24.9 million increase in sales related to price increases implemented by cigarette manufacturers, a $19.0 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories ("Other Products") and a $4.2 million increase in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $3.0 million from fiscal 2014 to fiscal 2015. This change in sales was primarily related to increased competition within the markets we operate.

GROSS PROFIT—Fiscal 2015 vs. Fiscal 2014

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

Gross profit in our Wholesale Segment increased $1.6 million from fiscal 2014 to fiscal 2015. This change was primarily related to higher sales volumes in our Other Products category. Gross profit in our Retail Segment decreased $1.6 million from fiscal 2014 to fiscal 2015. This change was primarily related to lower sales volumes.

OPERATING EXPENSE—Fiscal 2015 vs. Fiscal 2014

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

Consolidated operating expenses for fiscal 2015 decreased $2.1 million as compared to 2014. Of this decrease, approximately $1.5 million related to lower operating costs in our Retail Segment and $2.8 million related to lower health insurance claims and wholesale delivery costs. These decreases were partially offset by a $1.2 million increase in compensation costs and a $1.0 million increase in our other operating costs.

Liquidity and Capital Resources

OVERVIEW

•
General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•
Operating Activities.  During fiscal 2015, the Company used cash of approximately $2.6 million from operating activities. Significant uses of cash during the period included increases in inventory and a decrease in income tax payable. These uses of cash were partially offset by decreases in accounts receivable, prepaid and other current assets, and increases in accounts payable and accrued wages, salaries and bonuses, as well as the impact of net earnings.

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

•
Investing Activities.  The Company used approximately $1.0 million of cash during fiscal 2015 for investing activities, primarily related to capital expenditures for property and equipment.

•
Financing Activities.  The Company generated cash of $3.7 million from financing activities during fiscal 2015. Of this amount, $5.8 million related to net borrowings on the Company's credit facility and $0.6 million related to equity-based stock compensation awards activity. These sources of cash were partially offset by $0.3 million related to repayments on long-term debt, $1.7 million related to the repurchase of the Company's common stock, and $0.7 million related to dividends on the Company's common and preferred stock.

•
Cash on Hand/Working Capital.  At September 2015, the Company had cash on hand of $0.2 million and working capital (current assets less current liabilities) of $68.8 million. This compares to cash on hand of $0.1 million and working capital of $55.8 million at September 2014.

The Company primarily finances its operations through a credit agreement (the "Facility") with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at September 2015:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2015 was $69.6 million, of which $20.9 million was outstanding, leaving $48.7 million available.

At September 2015, the revolving portion of the Company's Facility balance bore interest based on the bank's prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.20% at September 2015.

During fiscal 2015, our peak borrowings under the Facility were $43.1 million and our average borrowings and average availability was $26.0 million and $41.8 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a single term loan with BMO Harris Bank which is also a participant lender on the Company's revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2015. In addition, the BMO loan contain co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2015.

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

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

Long-lived assets consist primarily of property and equipment, intangible assets, and goodwill acquired in business combinations. Property and equipment and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Indefinite-lived intangible assets and goodwill are not amortized. Impairment of the Company's long-lived assets is assessed during the Company's fourth fiscal quarter using both qualitative and quantitative analysis, or whenever events or circumstances change that indicate the carrying value of such long-lived assets may not be recoverable. The Company recorded no impairment charges during either fiscal 2015 or fiscal 2014.

NATURE OF ESTIMATES REQUIRED.    Management has to estimate the useful lives of the Company's long lived assets. In regard to the Company's impairment analysis, the most significant assumptions include management's estimate of the annual growth rate used to project future sales and expenses.

ASSUMPTIONS AND APPROACH USED.    For property and equipment, depreciable lives are based on our accounting policy which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of amortizable intangible assets, such as customer lists, we rely on our historical experience in addition to estimates of how long certain assets will generate cash flows. If impairment indicators arise, we then evaluate the potential impairment of property and equipment and amortizable identifiable intangible assets using an undiscounted future cash flow approach, in addition to other public and private company information.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out ("LIFO") or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605—Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

•
increases in fuel prices,

•
increases in manufacturer prices,

•
increases in inventory carrying costs and customer credit risk,

•
changes in promotional and incentive programs offered by manufacturers,

•
demand for the Company's products, particularly cigarette and tobacco products,

•
risks associated with opening new retail stores,

•
increasing competition in our retail health food segment,

•
the expansion of large and well capitalized national and regional health food retail store chains,

•
increasing competition in our retail health food segment from conventional retailers (grocery stores, mass merchants etc.),

•
management periodically reviews market conditions and the demand for various assets that may lead to acquisitions, divestitures, new business ventures, or efforts to expand, each which carries integration and execution risk,

•
increasing health care costs and the potential impact on discretionary consumer spending,

•
changes in laws and regulations and ongoing compliance with the Patient Protection and Affordable Care Act,

•
decreased availability of capital resources,

•
domestic regulatory and legislative risks,

•
poor weather conditions,

•
consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

•
natural disasters and domestic unrest,

•
other risks over which the Company has little or no control, and any other factors not identified herein

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
AMCON Distributing Company
Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCON Distributing Company and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Omaha, Nebraska
November 6, 2015

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
ASSETS
Current assets:
Cash	$219,536	$99,922
Accounts receivable, less allowance for doubtful accounts of $0.9 million at 2015 and $0.8 million at 2014	31,866,787	33,286,932
Inventories, net	60,793,478	43,635,266
Deferred income taxes	1,553,726	1,606,168
Income taxes receivable	113,238	—
Prepaid and other current assets	2,125,908	5,034,570

Total current assets	96,672,673	83,662,858
Property and equipment, net	12,753,145	13,763,140
Goodwill	6,349,827	6,349,827
Other intangible assets, net	4,090,978	4,455,978
Other assets	317,184	448,149

	$120,183,807	$108,679,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,044,726	$16,412,895
Accrued expenses	7,224,963	6,891,308
Accrued wages, salaries and bonuses	3,282,354	2,647,969
Income taxes payable	—	1,603,614
Current maturities of long-term debt	351,383	341,190

Total current liabilities	27,903,426	27,896,976
Credit facility	20,902,207	15,081,783
Deferred income taxes	3,696,098	3,484,204
Long-term debt, less current maturities	3,384,319	3,735,702
Other long-term liabilities	34,860	139,003
Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both September 2015 and September 2014	2,500,000	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at September 30, 2015 and September 30, 2014, and a total liquidation preference of $0.4 million at both September 2015 and September 2014	400,000	400,000
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $0.01 par value, 3,000,000 shares authorized, 621,104 shares issued and outstanding at September 2015 and 602,411 shares issued and outstanding at September 2014	7,061	6,677
Additional paid-in capital	15,509,199	13,571,909
Retained earnings	53,527,606	47,829,201
Treasury stock at cost	(7,680,969)	(5,965,503)

Total shareholders' equity	61,362,897	55,442,284

	$120,183,807	$108,679,952

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2015	2014
Sales (including excise taxes of $390.8 million and $387.8 million, respectively)	$1,281,855,896	$1,236,755,388
Cost of sales	1,205,287,311	1,160,248,793

Gross profit	76,568,585	76,506,595

Selling, general and administrative expenses	62,769,438	64,723,824
Depreciation and amortization	2,264,184	2,386,402

	65,033,622	67,110,226

Operating income	11,534,963	9,396,369
Other expense (income):
Interest expense	841,739	935,360
Other (income), net	(69,054)	(130,519)

	772,685	804,841

Income from operations before income tax expense	10,762,278	8,591,528
Income tax expense	4,401,000	3,632,000

Net income	6,361,278	4,959,528
Preferred stock dividend requirements	(195,105)	(195,105)

Net income available to common shareholders	$6,166,173	$4,764,423

Basic earnings per share available to common shareholders:	$9.96	$7.81
Diluted earnings per share available to common shareholders:	$8.59	$6.75
Basic weighted average shares outstanding	619,295	610,392
Diluted weighted average shares outstanding	740,233	735,227

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock
					Additional Paid in Capital	Retained Earnings
	Shares	Amount	Shares	Amount			Total
Balance, October 1, 2013	654,324	$6,543	(31,209)	$(3,300,956)	$12,502,135	$43,532,812	$52,740,534
Dividends on common stock, $0.72 per share	—	—	—	—	—	(468,034)	(468,034)
Dividends on convertible preferred stock	—	—	—	—	—	(195,105)	(195,105)
Compensation expense and issuance of stock in connection with equity-based based awards	13,374	134	—	—	1,069,774	—	1,069,908
Repurchase of common stock	—	—	(34,078)	(2,664,547)	—	—	(2,664,547)
Net income	—	—	—	—	—	4,959,528	4,959,528

Balance, September 30, 2014	667,698	$6,677	(65,287)	$(5,965,503)	$13,571,909	$47,829,201	$55,442,284

Dividends on common stock, $0.72 per share	—	—	—	—	—	(467,768)	(467,768)
Dividends on convertible preferred stock	—	—	—	—	—	(195,105)	(195,105)
Compensation expense and issuance of stock in connection with equity-based awards	13,411	134	—	—	1,167,540	—	1,167,674
Proceeds from the exercise of stock options	25,000	250	—	—	449,750	—	450,000
Net excess tax benefit on equity-based awards	—	—	—	—	320,000	—	320,000
Repurchase of common stock	—	—	(19,718)	(1,715,466)	—	—	(1,715,466)
Net income	—	—	—	—	—	6,361,278	6,361,278

Balance, September 30, 2015	706,109	$7,061	(85,005)	$(7,680,969)	$15,509,199	$53,527,606	$61,362,897

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,361,278	$4,959,528
Adjustments to reconcile income from operations to net cash flows from operating activities:
Depreciation	1,899,184	2,021,402
Amortization	365,000	365,000
(Gain) loss on sale of property and equipment	76,546	(59,449)
Equity-based compensation	1,224,661	1,406,033
Net excess tax benefit on equity-based awards	(320,000)	—
Deferred income taxes	264,336	382,959
Provision (recoveries) for losses on doubtful accounts	82,000	(317,000)
Provision for losses on inventory obsolescence	69,324	44,695
Other	(8,045)	(8,045)
Changes in assets and liabilities:
Accounts receivable	1,338,145	(4,586,727)
Inventories	(17,227,536)	3,403,156
Prepaid and other current assets	2,908,662	(32,578)
Other assets	130,965	49,733
Accounts payable	643,487	591,478
Accrued expenses and accrued wages, salaries and bonuses	1,028,560	(238,994)
Income taxes payable	(1,396,852)	(318,737)

Net cash flows from operating activities	(2,560,285)	7,662,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,018,391)	(2,796,326)
Proceeds from sales of property and equipment	41,000	192,373
Acquisitions	—	(996,803)

Net cash flows from investing activities	(977,391)	(3,600,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on bank credit agreements	5,820,424	240,071
Principal payments on long-term debt	(341,190)	(998,788)
Proceeds from the exercise of stock options	450,000	—
Repurchase of common stock	(1,715,466)	(2,664,547)
Net excess tax benefit on equity-based awards	320,000	—
Dividends paid on convertible preferred stock	(195,105)	(195,105)
Dividends on common stock	(467,768)	(468,034)
Withholdings on the exercise of equity-based awards	(213,605)	(150,409)

Net cash flow from financing activities	3,657,290	(4,236,812)

Net change in cash	119,614	(175,114)
Cash, beginning of year	99,922	275,036

Cash, end of year	$219,536	$99,922

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$828,005	$946,881
Cash paid during the year for income taxes	5,533,516	3,567,778
Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	$23,329	$34,985
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,240,842	1,154,869

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

The Company's operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers' cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company's retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 72% of our consolidated revenue and 24% of our consolidated gross profit during fiscal 2015 and 72% of our consolidated revenue and 25% of our consolidated gross profit during fiscal 2014.

(b) Accounting Period:

The Company's fiscal year ends on September 30 and the fiscal years ended September 30, 2015 and September 30, 2014 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2015 and fiscal 2014 totaled approximately $1.1 million and $0.9 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company's policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 7). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

(f) Inventories:

At September 2015 and September 2014, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis) or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company's customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both September 2015 and September 2014, respectively. These reserves include the Company's obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2015	September 2014
Prepaid expenses	$1.3	$1.2
Prepaid inventory	0.8	3.8

	$2.1	$5.0

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

When evaluating the potential impairment of non-amortizable indefinite-lived assets and goodwill we first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company's reporting units. In addition, the Company supplemented its 2015 qualitative analysis with a quantitative analysis. If after completing this assessment, it is determined that it is more that than likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

In the first step of the two step testing methodology, we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference in that period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

No impairments of goodwill, indefinite-lived assets, or identifiable intangible assets with finite lives were recorded during either fiscal 2015 or fiscal 2014.

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

(q) Recent Accounting Pronouncements:

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015- 11"). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out ("LIFO") or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statement.

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605—Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

2. ACQUISTIONS:

During our prior fiscal year (fiscal 2014), the Company began serving customers of two small convenience store distributors ("Distributors") located in North Dakota. As part of our agreement with these Distributors, the Company acquired inventory totaling approximately $1.0 million. No material intangible assets or liabilities were assumed in connection with these transactions. These businesses were included in our Wholesale Distribution Segment and were not considered material to the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. CONVERTIBLE PREFERRED STOCK:

The Company had two series of convertible preferred stock outstanding at September 2015 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares outstanding at September 2015:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares to be issued upon conversion:	82,481	16,227
Dividend rate:	6.785%	6.37%

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

In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable at the liquidation value and at the option of the holder. The Series A Preferred Stock and 8,000 shares of the Series B Preferred Stock are owned by Mr. Christopher Atayan, AMCON's Chief Executive Officer and Chairman of the Board. The Series B Preferred Stock holders have the right to elect one member of our Board of Directors, pursuant to the voting rights in the Certificate of Designation creating the Series B. Christopher H. Atayan was first nominated and elected to this seat in 2004. The Company paid cash dividends of approximately $0.2 million during both fiscal 2015 and fiscal 2014 to Mr. Atayan related to his ownership of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. EARNINGS PER SHARE: (Continued)

Shares of common stock underlying outstanding stock options and restricted stock unit awards at September 2015 and September 2014 which were anti- dilutive were not included in the computations of diluted earnings per share. There were no anti-dilutive awards at September 2015 and 2014.

	For Fiscal Years
	2015 Basic	2014 Basic
Weighted average common shares outstanding	619,295	610,392

Net income	$6,361,278	$4,959,528
Deduct: convertible preferred stock dividends	(195,105)	(195,105)

Net income available to common shareholders	$6,166,173	$4,764,423

Net earnings per share available to common shareholders	$9.96	$7.81

	2015 Diluted	2014 Diluted
Weighted average common shares outstanding	619,295	610,392
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock(1)	120,938	124,835

Weighted average number of shares outstanding	740,233	735,227

Net income	$6,361,278	$4,959,528
Deduct: convertible preferred stock dividends(2)	—	—

Net income available to common shareholders	$6,361,278	$4,959,528

Net earnings per share available to common shareholders	$8.59	$6.75

(1)
Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.

(2)
Diluted earnings per share calculation excludes dividend payments for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2015 and September 2014 consisted of the following:

	2015	2014
Land	$648,818	$648,818
Buildings and improvements	10,609,478	9,220,122
Warehouse equipment	12,801,465	11,725,727
Furniture, fixtures and leasehold improvements	10,656,515	10,588,837
Vehicles	2,536,919	2,840,963
Construction in progress	55,803	1,948,670

	37,308,998	36,973,137
Less accumulated depreciation and amortization:
Owned property and equipment	(24,555,853)	(23,209,997)

	$12,753,145	$13,763,140

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at September 2015 and September 2014 was as follows:

	2015	2014
Wholesale	$4,436,950	$4,436,950
Retail	1,912,877	1,912,877

	$6,349,827	$6,349,827

Other intangible assets at fiscal year ends 2015 and 2014 consisted of the following:

	2015	2014
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.4 million at September 2015 and $0.3 million at September 2014)	66,667	166,667
Customer relationships (less accumulated amortization of approximately $1.5 million and $1.2 million at September 2015 and September 2014, respectively)	651,042	916,042

	$4,090,978	$4,455,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At September 2015, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of previous acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets totaled $0.4 million during both fiscal 2015 and fiscal 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS: (Continued)

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at September 2015:

Fiscal 2016	$331,667
Fiscal 2017	265,000
Fiscal 2018	79,375
Fiscal 2019	41,667
Fiscal 2020	—

$717,709

7. DEBT:

The Company primarily finances its operations through a credit facility agreement (the "Facility") and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

CREDIT FACILITY

	2015	2014
Revolving portion of the Facility, interest payable at 2.20% at September 2015	$20,902,207	$15,081,783

The Facility included the following significant terms at September 2015:

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

During fiscal 2015, total borrowings and payments on the Facility were approximately $1.3 billion and $1.3 billion, respectively, resulting in net advances of $5.8 million. Total borrowings and repayment on the Facility during fiscal 2014 were approximately was $1.3 billion and $1.3 billion, respectively, resulting in net advances of $0.2 million.

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long-term obligations at fiscal 2015 and fiscal 2014 as follows:

	2015	2014
Note payable to a bank ("Real Estate Loan"), interest payable at a fixed rate of 2.99% with monthly installments of principal and interest of $38,344 through June 2017 with remaining principal due July 2017, collateralized by three distribution facilities	$3,735,702	$4,076,892

	3,735,702	4,076,892
Less current maturities	351,383	341,190

	$3,384,319	$3,735,702

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2016	351,383
2017	3,384,319
2018	—
2019	—
2020	—

$3,735,702

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company's long-term debt approximated its carrying value at September 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT: (Continued)

Cross Default and Co-Terminus Provisions

The Company's owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a single term loan with BMO Harris Bank which is also a participant lender on the Company's revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2015. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers' compensation insurance carrier as part of its self-insured loss control program.

8. INCOME TAXES:

The components of income tax expense from operations for fiscal 2015 and fiscal 2014 consisted of the following:

	2015	2014
Current: Federal	$3,650,491	$2,802,495
Current: State	486,173	446,546

	4,136,664	3,249,041

Deferred: Federal	242,502	351,327
Deferred: State	21,834	31,632

	264,336	382,959

Income tax expense	$4,401,000	$3,632,000

The difference between the Company's income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 35% for both fiscal 2015 and fiscal 2014 on income before income taxes is as follows:

	2015	2014
Tax at statutory rate	$3,766,798	$3,007,036
Nondeductible business expenses	355,710	327,665
State income taxes, net of federal tax benefit	347,157	306,014
Other	(68,665)	(8,715)

	$4,401,000	$3,632,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES: (Continued)

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to the net deferred tax asset (liabilities) at fiscal year ends 2015 and 2014 relate to the following:

	2015	2014
Deferred tax assets:
Current:
Allowance for doubtful accounts	$319,818	$289,670
Accrued expenses	1,076,222	1,223,381
Inventory	523,396	446,554

	1,919,436	1,959,605
Noncurrent:
Property and equipment	$180,285	$139,106
Net operating loss carry forwards—federal	287,759	333,800
Net operating loss carry forwards—state	596,545	596,545

	1,064,589	1,069,451

Total deferred tax assets	2,984,025	3,029,056
Valuation allowance	(586,299)	(586,299)

Net deferred tax assets	$2,397,726	$2,442,757

Deferred tax liabilities:
Current:
Trade discounts	$365,710	$353,437
Noncurrent:
Property and equipment	1,531,346	1,391,625
Goodwill	1,246,782	1,153,863
Intangible assets	1,396,260	1,421,868

	4,174,388	3,967,356

Total deferred tax liabilities	$4,540,098	$4,320,793

Net deferred tax assets (liabilities):
Current	$1,553,726	$1,606,168
Noncurrent	(3,696,098)	(3,484,204)

	$(2,142,372)	$(1,878,036)

At September 2015, the Company had a $0.3 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $0.8 million and were primarily attributable to the Company's fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. ("HNWC"), a wholly owned subsidiary of the Company. The utilization of HNWC's net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

At September 2015, the Company had a valuation allowance of approximately $0.6 million against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during either fiscal 2015 or fiscal 2014, and the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES: (Continued)

does not anticipate any such items during the next twelve months. The Company's policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2012 and forward remain open under U.S. and state statutes.

9. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.7 million (net of employee forfeitures) in both fiscal 2015 and fiscal 2014.

10. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS:

Lease Obligations

The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases totaled approximately $5.3 million in fiscal 2015 and $5.0 million in fiscal 2014.

At September 2015 the minimum future lease commitments were as follows:

Fiscal Year Ending	Operating Leases
2016	$4,790,387
2017	3,607,560
2018	3,184,076
2019	2,390,650
2020	1,687,248
Thereafter	1,399,456

Total minimum lease payments	$17,059,377

Our Retail Segment leases warehouse space from TIP Properties, LLC, which is owned by Mr. Eric Hinkefent, President of Chamberlin's Natural Foods, Inc. and Health Food Associates, and another Company employee. Annual rental payments related to this lease were approximately $0.1 million in both fiscal 2015 and fiscal 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS: (Continued)

The Company's liabilities for unpaid and incurred, but not reported claims, for workers' compensation, general liability, and health insurance at September 2015 and September 2014 was $1.6 million and $1.4 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company's opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company's self-insured liabilities reserve is set forth below (in millions):

	2015	2014
Beginning balance	$1.4	$1.3
Charged to expense	4.8	6.3
Payments	4.6	6.2

Ending balance	$1.6	$1.4

11. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plan

The Company has two equity-based incentive plans, the 2007 Omnibus Incentive Plan and 2014 Omnibus Incentive Plan (collectively "the Omnibus Plans"), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 225,000 shares of the Company's common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company's common stock. At September 2015, awards with respect to a total of 161,588 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 63,412 shares may be awarded under the Omnibus Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EQUITY-BASED INCENTIVE AWARDS: (Continued)

Stock Options

During fiscal 2015, the Company issued 6,000 incentive stock options to various employees, pursuant to the provisions of the Company's 2014 Omnibus Plan. These awards vest in equal installments over a five year service period. The awards had an estimated fair value at the grant date of approximately $0.1 million using the Black-Scholes option pricing model. No incentive stock options were issued during fiscal 2014. The following assumptions were used in connection with the Black-Scholes option pricing calculation as it relates to the fiscal 2015 incentive stock option awards:

Stock Option Pricing Assumptions 2015
Risk-free interest rate	1.93%
Dividend yield	0.9%
Expected volatility	22.70%
Expected life in years	6

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at September 2015 are summarized as follows:

					Exercisable
	Exercise Price	Number Outstanding	Remaining Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2010	$51.50	3,500	4.58 years	$51.50	3,500	$51.50
Fiscal 2012	$53.80 - $65.97	4,900	6.09 years	$55.15	2,700	$55.04
Fiscal 2013	$62.33	6,700	7.07 years	$62.33	2,900	$62.33
Fiscal 2015	$81.03	6,000	9.33 years	$81.03	—	—

		21,100		$64.16	9,100	$56.03

The following is a summary of stock option activity during fiscal 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 2014	41,600	$33.69
Granted	6,000	$81.03
Exercised	(26,500)	$20.14
Forfeited/Expired	—	—

Outstanding at September 2015	21,100	$64.16

Net income before income taxes included compensation expense related to the amortization of the Company's stock option awards of $0.1 million during both fiscal 2015 and fiscal 2014. At September 2015, total unamortized compensation expense related to stock options was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next 41 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EQUITY-BASED INCENTIVE AWARDS: (Continued)

The aggregate intrinsic value of stock options outstanding was approximately $0.3 million and $2.1 million at September 2015 and September 2014, respectively. The aggregate intrinsic value of stock options exercisable was approximately $0.2 million and $1.8 million at September 2015 and September 2014, respectively.

The total intrinsic value of stock options exercised was $1.6 million and $0.1 million in fiscal 2015 and fiscal 2014, respectively. The total fair value of stock options vested was $0.4 million during both fiscal 2015 and fiscal 2014. During Fiscal 2015, the Company's Chief Executive Officer and Chairman exercised 25,000 non-qualified stock options with a strike price of $18.00 which were set to expire in December 2016.

Restricted Stock Units

At September 2015, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company's management team pursuant to the provisions of the Company's Omnibus Plan:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 2012	October 2013	October - December 2014
Original number of awards issued:	15,000	17,600	13,000
Service period:	36 months	36 - 60 months	36 months
Estimated fair value of award at grant date:	$935,000	$1,486,000	$1,083,000
Awards outstanding at September 2015	5,000	11,977	13,000
Fair value of non-vested awards at September 2015:	$400,000	$958,000	$1,040,000

(1)
10,000 of the restricted stock units were vested as of September 2015. The remaining 5,000 will vest in October 2015.

(2)
5,623 of the restricted stock units were vested as of September 2015. 9,337 restricted stock units will vest in equal amounts in October 2015, and October 2016. The remaining 2,640 restricted stock units will vest in equal amounts in October 2015, October 2016, October 2017, and October 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EQUITY-BASED INCENTIVE AWARDS: (Continued)

Net income before income taxes included compensation expense related to the amortization of the Company's restricted stock unit awards of approximately $1.2 million and $1.3 million during fiscal 2015 and fiscal 2014, respectively. The tax benefit related to this compensation expense was approximately $0.5 million in both fiscal 2015 and 2014, respectively. The total intrinsic value of restricted stock units vested during fiscal 2015 and fiscal 2014 was approximately $1.3 million and $1.2 million, respectively.

Total unamortized compensation expense for these awards based on the September 2015 closing price was approximately $1.2 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 18 months (the weighted-average period). The following summarizes restricted stock unit activity under the Omnibus Plan during fiscal 2015:

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2014	32,900	$84.75
Granted	13,000	$83.30
Vested	(15,923)	$82.93
Expired	—	—

Nonvested restricted stock units at September 2015	29,977	$80.00

12. BUSINESS SEGMENTS:

AMCON has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores' operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the "Other" column are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. BUSINESS SEGMENTS: (Continued)

intercompany eliminations, and assets held and charges incurred by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income before taxes.

	Wholesale Distribution	Retail	Other	Consolidated
FISCAL YEAR ENDED 2015:
External revenues:
Cigarettes	$919,708,097	$—	$—	$919,708,097
Tobacco	148,373,140	—	—	148,373,140
Confectionery	83,201,334	—	—	83,201,334
Health food	—	31,325,389	—	31,325,389
Foodservice & other	99,247,936	—	—	99,247,936

Total external revenues	1,250,530,507	31,325,389	—	1,281,855,896
Depreciation	1,427,011	470,299	1,874	1,899,184
Amortization	365,000	—	—	365,000
Operating income (loss)	16,487,097	661,835	(5,613,969)	11,534,963
Interest expense	129,397	194,349	517,993	841,739
Income (loss) from operations before taxes	16,408,321	485,918	(6,131,961)	10,762,278
Total assets	107,220,546	12,813,643	149,618	120,183,807
Capital expenditures	854,924	163,467	—	1,018,391
FISCAL YEAR ENDED 2014:
External revenues:
Cigarettes	$890,603,305	$—	$—	$890,603,305
Tobacco	141,594,384	—	—	141,594,384
Confectionery	77,635,706	—	—	77,635,706
Health food	—	34,314,947	—	34,314,947
Foodservice & other	92,607,046	—	—	92,607,046

Total external revenues	1,202,440,441	34,314,947	—	1,236,755,388
Depreciation	1,511,929	505,724	3,749	2,021,402
Amortization	365,000	—	—	365,000
Operating income (loss)	13,715,414	768,417	(5,087,462)	9,396,369
Interest expense	153,841	217,833	563,686	935,360
Income (loss) from operations before taxes	13,599,019	569,991	(5,577,482)	8,591,528
Total assets	95,261,175	13,182,458	236,319	108,679,952
Capital expenditures	2,648,857	147,469	—	2,796,326

13. TREASURY STOCK:

During fiscal 2015, the Company repurchased 19,718 shares of its common stock from independent third parties for cash totaling approximately $1.7 million. All repurchased shares are recorded in treasury stock at cost.

14. SUBSEQUENT EVENT:

On October 20, 2015, the Compensation Committee of the Company's Board of Directors awarded long-term incentive equity awards to members of the Company's executive management team totaling 13,000 awards that include a graded vesting schedule over three to five years that may ultimately be settled in stock or cash.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant's Proxy Statement to be used in connection with the December 2015 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the captions "Item 1: Election of Directors—What is the structure of our board and how often are directors elected?", "Item 1: Election of Directors—Who are this year's nominees?", "Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?", "Section 16(a) Beneficial Ownership Reporting Compliance", "Corporate Governance and Board Matters—Code of Ethics", and "Corporate Governance and Board Matters—Committees of the Board—Audit Committee", certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

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
10.16	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON's Current Report on Form 8-K filed with the Commission on December 22, 2014)*
10.17
Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON's Current Report on Form 8-K filed with the Commission on December 22, 2014)*

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

November 6, 2015	AMCON DISTRIBUTING COMPANY (registrant)
	By:	/s/ CHRISTOPHER H. ATAYAN Christopher H. Atayan, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 6, 2015	/s/ CHRISTOPHER H. ATAYAN Christopher H. Atayan, Chief Executive Officer Chairman of the Board and Director (Principal Executive Officer)
November 6, 2015	/s/ KATHLEEN M. EVANS Kathleen M. Evans President and Director
November 6, 2015	/s/ ANDREW C. PLUMMER Andrew C. Plummer Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
November 6, 2015	/s/ JEREMY W. HOBBS Jeremy W. Hobbs Director
November 6, 2015	/s/ JOHN R. LOYACK John R. Loyack Director
November 6, 2015	/s/ RAYMOND F. BENTELE Raymond F. Bentele Director

November 6, 2015	/s/ STANLEY MAYER Stanley Mayer Director
November 6, 2015	/s/ TIMOTHY R. PESTOTNIK Timothy R. Pestotnik Director