Form 10-Q
period 2015-12-31
AMCON DISTRIBUTING CO
filed 2016-01-19
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The Registrant had 609,339 shares of its $.01 par value common stock outstanding as of January 18, 2016.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2015 and September 30, 2015

	December 2015	September 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$344,467	$219,536
Accounts receivable, less allowance for doubtful accounts of $0.9 million at both December 2015 and September 2015	31,410,516	31,866,787
Inventories, net	43,704,180	60,793,478
Deferred income taxes	1,200,581	1,553,726
Income taxes receivable	—	113,238
Prepaid and other current assets	6,809,787	2,125,908
Total current assets	83,469,531	96,672,673

Property and equipment, net	12,635,474	12,753,145
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,999,728	4,090,978
Other assets	279,792	317,184
	$106,734,352	$120,183,807
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,775,388	$17,044,726
Accrued expenses	6,218,204	7,224,963
Accrued wages, salaries and bonuses	1,520,198	3,282,354
Income taxes payable	341,623	—
Current maturities of long-term debt	354,047	351,383
Total current liabilities	24,209,460	27,903,426

Credit facility	11,149,637	20,902,207
Deferred income taxes	3,762,477	3,696,098
Long-term debt, less current maturities	3,294,657	3,384,319
Other long-term liabilities	32,849	34,860

Series A cumulative, Convertible Preferred Stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both December 2015 and September 2015	2,500,000	2,500,000
Series B cumulative, Convertible Preferred Stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at both December 2015 and September 2015, and a total liquidation preference of $0.4 million at both December 2015 and September 2015	400,000	400,000

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 609,339 shares outstanding at December 2015 and 621,104 shares outstanding at September 2015	7,197	7,061
Additional paid-in capital	16,677,791	15,509,199
Retained earnings	54,535,923	53,527,606
Treasury stock at cost	(9,835,639)	(7,680,969)
Total shareholders’ equity	61,385,272	61,362,897
	$106,734,352	$120,183,807

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2015 and 2014

	December 2015	December 2014
Sales (including excise taxes of $97.3 million and $96.9 million at December 2015 and December 2014, respectively)	$322,008,249	$315,433,476
Cost of sales	303,046,345	295,906,944
Gross profit	18,961,904	19,526,532

Selling, general and administrative expenses	15,845,134	16,181,122
Depreciation and amortization	566,949	576,305
	16,412,083	16,757,427
Operating income	2,549,821	2,769,105
Other expense (income):
Interest expense	212,454	237,142
Other (income), net	(27,255)	(7,067)
	185,199	230,075
Income from operations before income tax expense	2,364,622	2,539,030
Income tax expense	1,009,000	993,000
Net income	1,355,622	1,546,030
Preferred stock dividend requirements	(49,177)	(49,177)
Net income available to common shareholders	$1,306,445	$1,496,853

Basic earnings per share available to common shareholders	$2.09	$2.44
Diluted earnings per share available to common shareholders	1.85	2.11

Basic weighted average shares outstanding	625,356	612,560
Diluted weighted average shares outstanding	733.484	734,256

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2015 and 2014

	December 2015	December 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,355,622	$1,546,030
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	475,699	485,055
Amortization	91,250	91,250
(Gain) loss on sale of property and equipment	(11,441)	12,036
Equity-based compensation	349,522	289,551
Deferred income taxes	419,524	379,261
Provision for losses on doubtful accounts	8,000	186,750
Provision for losses on inventory obsolescence	44,903	10,420
Other	(2,011)	(2,012)

Changes in assets and liabilities:
Accounts receivable	448,271	(308,132)
Inventories	17,044,395	(3,870,295)
Prepaid and other current assets	(4,683,879)	(1,544,107)
Other assets	37,392	131,443
Accounts payable	(1,268,360)	(174,140)
Accrued expenses and accrued wages, salaries and bonuses	(2,046,917)	(1,033,434)
Income taxes payable	454,861	(1,112,164)
Net cash flows from operating activities	12,716,831	(4,912,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(361,565)	(340,796)
Proceeds from sales of property and equipment	14,000	2,800
Net cash flows from investing activities	(347,565)	(337,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on bank credit agreements	(9,752,570)	5,730,771
Principal payments on long-term debt	(86,998)	(84,411)
Dividends paid on convertible preferred stock	(49,177)	(49,177)
Dividends on common stock	(119,514)	(116,417)
Repurchase of common stock	(2,154,670)	—
Withholdings on the exercise of equity-based awards	(81,406)	(156,497)
Net cash flows from financing activities	(12,244,335)	5,324,269

Net change in cash	124,931	73,785

Cash, beginning of period	219,536	99,922
Cash, end of period	$344,467	$173,707

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

	December 2015	December 2014
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$225,512	$223,385
Cash paid during the period for income taxes	134,615	1,725,903

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	$22,351	$60,737
Dividends payable	178,614	—
Issuance of common stock in connection with the vesting and exercise of equity-based awards.	1,174,981	1,240,842

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross dock facilities, include approximately 641,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2015 and December 31, 2014 have been referred to throughout this quarterly report as Q1 2016 and Q1 2015 respectively. The fiscal balance sheet dates as of December 31, 2015, December 31, 2014, and September 30, 2015 have been referred to as December 2015, December 2014, and September 2015, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is currently evaluating the following new accounting pronouncements and their potential impact, if any, on our consolidated financial statements:

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted.

In July 2015, FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015- 11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years.

2. CONVERTIBLE PREFERRED STOCK

The Company has two series of convertible preferred stock outstanding at December 2015 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares outstanding at December 2015:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	16,227
Dividend rate:	6.785%	6.37%

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

In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive the liquidation preference plus any accrued and unpaid dividends prior to the distribution of any amount to the holders of the Common Stock. The shares of Preferred Stock are optionally redeemable by the Company beginning on various dates, as listed in the above table, at redemption prices equal to 112% of the liquidation preference. The redemption prices decrease 1% annually thereafter until the redemption price equals the liquidation preference, after which date it remains the liquidation preference. The Preferred Stock is redeemable, at the holder’s option, at the liquidation value. The Series A Preferred Stock and 8,000 shares of the Series B Preferred Stock are owned by Mr. Christopher Atayan, AMCON’s Chief Executive Officer and Chairman of the Board. The Series B Preferred Stock holders have the right to elect one member of our Board of Directors, pursuant to the voting rights in the Certificate of Designation creating the Series B. Christopher H. Atayan was first nominated and elected to this seat in 2004.

3. INVENTORIES

At December 2015 and September 2015, inventories consisted of finished goods and are stated at the lower of cost determined on a First-in First-out (“FIFO”) basis or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.0 million at December 2015 and $0.9 million at September 2015. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	December 2015	September 2015
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	December 2015	September 2015
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.5 million at December 2015 and $0.4 million at September 2015)	41,667	66,667
Customer relationships (less accumulated amortization of $1.5 million at both December 2015 and September 2015)	584,792	651,042
	$3,999,728	$4,090,978

Goodwill, trademarks, and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At December 2015, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to identifiable intangible assets was $0.1 million during both Q1 2016 and Q1 2015.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at December 2015:

December 2015
Fiscal 2016 (1)	240,417
Fiscal 2017	265,000
Fiscal 2018	79,375
Fiscal 2019	41,667
Fiscal 2020	—
$626,459

(1)  Represents amortization for the remaining nine months of Fiscal 2016.

5. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million during both Q1 2016 and Q1 2015.

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

	For the three months ended December
	2015		2014
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	625,356	625,356	612,560	612,560
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	108,128	—	121,696
Weighted average number of shares outstanding	625,356	733,484	612,560	734,256
Net income	$1,355,622	$1,355,622	$1,546,030	$1,546,030
Deduct: convertible preferred stock dividends (2)	(49,177)	—	(49,177)	—
Net income available to common shareholders	$1,306,445	$1,355,622	$1,496,853	$1,546,030

Net earnings per share available to common shareholders	$2.09	$1.85	$2.44	$2.11

(1)         Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock deemed to be dilutive.

(2)         Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.  The Facility included the following significant terms at December 2015:

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

•                  The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 125 - 175 basis points depending on certain credit facility utilization measures, at the election of the Company (1.93% at December 2015).

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2015. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has two equity-based incentive plans, the 2007 Omnibus Incentive Plan and 2014 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 225,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2015, awards with respect to a total of 179,255 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 45,745 shares may be awarded under the Omnibus Plans.

During Q1 2016, the Company issued 5,500 incentive stock options to various employees, pursuant to the provisions of the Company’s 2014 Omnibus Plan. These awards vest in equal installments over a five year service period. The awards had an estimated fair value at the grant date of approximately $0.1 million using the Black-Scholes option pricing model. The following assumptions were used in connection with the Black-Scholes option pricing calculation as it relates to the Q1 2016 incentive stock option awards:

Stock Option Pricing Assumptions
Q1 2016
Risk-free interest rate	1.98%
Dividend yield	0.9%
Expected volatility	24.3%
Expected life in years	6

Stock Options

The stock options issued by the Company expire ten years from the grant date and include graded vesting schedules ranging between three and five years. Stock options issued and outstanding at December 2015 are summarized as follows:

			Remaining		Exercisable
Year Awarded	Exercise Price	Number Outstanding	Weighted-Average Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Fiscal 2010	$51.50	3,500	4.33 years	$51.50	3,500	$51.50
Fiscal 2012	$53.80 - $65.97	4,900	5.82 years	$55.04	3,700	$54.79
Fiscal 2013	$62.33	6,700	6.82 years	$62.33	4,500	$62.33
Fiscal 2015	$81.03	6,000	9.08 years	$81.03	—	—
Fiscal 2016	$83.90	5,500	9.81 years	$83.90	—	—
		26,600		$68.24	11,700	$56.70

Restricted Stock Units

During Q1 2016, the Company issued 13,250 restricted stock unit awards to members of its management team pursuant to the provisions of the Company’s Omnibus Plans.  Nonvested restricted stock units at December 2015 are as follows:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 2013	October - December 2014	October 2015
Number of awards issued:	17,600	13,000	13,250
Service period:	36-60 months	36 months	36-60 months
Estimated fair value of award at grant date	$1,486,000	$1,083,000	$1,112,000
Awards outstanding at December 2015	6,649	8,668	13,250
Fair value of non-vested awards at December 2015:	$534,000	$696,000	$1,065,000

(1)                                 10,951 restricted stock units were vested as of December 2015. 4,669 restricted stock units will vest in October 2016. The remaining 1,980 restricted stock units will vest in equal amounts in October 2016, October 2017, and October 2018.

(2)                                 4,332 of the restricted stock units were vested as of December 2015.  The remaining 8,668 restricted stock units will vest in equal amounts in October 2016, and October 2017.

(3)                                 13,000 of the restricted stock units will vest in equal amounts in October 2016, October 2017, and October 2018. The remaining 250 restricted stock units will vest annually in October 2016 through October 2020.

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

	Number of Shares	Weighted Average Fair Value
Nonvested restricted stock units at September 2015	29,977	$80.00
Granted	13,250	83.90
Vested	(14,660)	83.95
Nonvested restricted stock units at December 2015	28,567	$80.35

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense of approximately $0.3 million during both Q1 2016 and Q1 2015 related to the amortization of all equity-based compensation awards.  Total unamortized compensation expense related to these awards at December 2015 and December 2014 was approximately $2.3 million and $2.2 million, respectively.

9. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores’ operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products.  Included in the “Other” column are intercompany eliminations, and assets held and charges incurred by our holding company.  The segments are evaluated on revenues, gross margins, operating income, and income before taxes.

	Wholesale Segment	Retail Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2015:
External revenue:
Cigarettes	$231,953,328	$—	$—	$231,953,328
Tobacco	37,628,491	—	—	37,628,491
Confectionery	19,845,836	—	—	19,845,836
Health food	—	7,274,118	—	7,274,118
Foodservice & other	25,306,476	—	—	25,306,476
Total external revenue	314,734,131	7,274,118	—	322,008,249
Depreciation	358,567	117,132	—	475,699
Amortization	91,250	—	—	91,250
Operating income	3,849,152	64,125	(1,363,456)	2,549,821
Interest expense	30,032	—	182,422	212,454
Income from operations before taxes	3,841,742	68,758	(1,545,878)	2,364,622
Total assets	94,162,368	12,488,933	83,051	106,734,352
Capital expenditures	326,553	35,012	—	361,565

THREE MONTHS ENDED DECEMBER 2014:
External revenue:
Cigarettes	$226,237,114	$—	$—	$226,237,114
Tobacco	37,552,689	—	—	37,552,689
Confectionery	19,561,238	—	—	19,561,238
Health food	—	7,770,967	—	7,770,967
Foodservice & other	24,311,468	—	—	24,311,468
Total external revenue	307,662,509	7,770,967	—	315,433,476
Depreciation	366,530	117,588	937	485,055
Amortization	91,250	—	—	91,250
Operating income	4,020,917	124,465	(1,376,277)	2,769,105
Interest expense	33,557	47,695	155,890	237,142
Income from operations before taxes	3,989,706	81,491	(1,532,167)	2,539,030
Total assets	100,156,097	13,174,571	231,600	113,562,268
Capital expenditures	297,123	43,673	—	340,796

10. COMMON STOCK REPURCHASE

During Q1 2016, the Company repurchased 25,402 shares of its common stock from independent third parties in privately negotiated transactions for cash totaling approximately $2.2 million. All repurchased shares are recorded in treasury stock at cost. During Q1 2016, the Company’s Board of Directors also reauthorized additional common stock repurchases up to 50,000 shares.

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

•                  increasing competition in our wholesale segment,

•                  increases in state and federal excise taxes on cigarette and tobacco products,

•                  higher commodity prices which could impact food ingredient costs for many of the products we sell,

•                  regulation of cigarette and tobacco products by the FDA, in addition to existing state and federal regulations by other agencies,

•                  potential bans or restrictions imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•                  changes in fuel prices,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended December 2015.

FIRST FISCAL QUARTER 2016 (Q1 2016)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2015 and December 2014:

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross dock facilities, include approximately 641,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Business Update — Wholesale Segment

Shifting consumer tastes are impacting how consumers shop in the convenience store channel. Consumers are demanding more fresh “on-the go” meals and snack alternatives, and want to engage with retailers using easy to use technologies (mobile applications). However, many independent convenience store owners do not have the time or in-house resources to fully develop these areas.

We remain focused on offering and developing the best foodservice programs in the marketplace; foodservice programs which can be easily customized by customer size and geographic region, and which provide our customers with a recurring source of customer traffic. We also believe that providing access to new technology applications will be a critical competitive differentiation in the future. Information Technology is emerging as an ever important area of concern for our customers as it provides them with a direct interface to their customer base and helps level the playing field with larger competitors. To support these initiatives, we intend to continue our targeted investments in both our refrigerated trucking fleet and our technology solution suite.

Forward looking, we expect margin pressures to remain intense as wholesalers compete for market share. On a longer term basis, we remain focused on identifying strategic acquisition opportunities which can expand our reach and the portfolio of services we can provide. We also continue to explore a number of different mechanisms to further monetize our business platform which connects over 4,500 retail locations and millions of consumers across 23 states.

Business Update — Retail Segment

The retailing of health food and natural products is undergoing an unprecedented transformation. As the demand for natural products has become mainstream, new competition has rushed into the market on a number of fronts. Conventional retail stores (grocery stores, mass merchants, etc.) in particular have dramatically increased their natural product offerings in recent years, especially in commodity priced food staples such as produce, vegetables, and dairy products.

At the same time, a number of well funded regional and natural health food retailers have embarked on aggressive new store expansion initiatives, pushing into smaller second tier markets. Companies such as Whole Foods Market, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, General Nutrition Centers (“GNC”), Lucky’s Market, and Fresh Thyme Farmers Market have all expanded their geographic footprint with new store additions.  This new competition from large health food chains and conventional stores has pressured sales industry-wide and has impacted the sales of our business as well.

Despite the challenging environment, we believe independent health food retailers will continue to play an important role in the natural products ecosystem. For new brands coming to market, the breadth and depth of product selection offered by independent health food stores cannot be matched by big box retailers. Further, the depth of educational assistance available through the independent channel often makes our stores “first stops” when customers seek out specific in-store expertise in making certain purchases. Forward looking, we will continue to refine our business model as the market evolves. Carrying a highly differentiated product mix that is more difficult to copy has been the hallmark of our business over the years and will be central to our strategy as we work towards implementing various growth initiatives.

RESULTS OF OPERATIONS

	For the three months ended December
	2015	2014	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$322,008,249	$315,433,476	$6,574,773	2.1
Cost of sales	303,046,345	295,906,944	7,139,401	2.4
Gross profit	18,961,904	19,526,532	(564,628)	(2.9)
Gross profit percentage	5.9%	6.2%

Operating expense	16,412,083	16,757,427	(345,344)	(2.1)
Operating income	2,549,821	2,769,105	(219,284)	(7.9)
Interest expense	212,454	237,142	(24,688)	(10.4)
Income tax expense	1,009,000	993,000	16,000	1.6
Net income	1,355,622	1,546,030	(190,408)	(12.3)

BUSINESS SEGMENTS:
Wholesale
Sales	$314,734,131	$307,662,509	$7,071,622	2.3
Gross profit	15,915,638	16,252,543	(336,905)	(2.1)
Gross profit percentage	5.1%	5.3%
Retail
Sales	$7,274,118	$7,770,967	$(496,849)	(6.4)
Gross profit	3,046,266	3,273,989	(227,723)	(7.0)
Gross profit percentage	41.9%	42.1%

(1)              Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $5.4 million in Q1 2016 and $5.1 million in Q1 2015.

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

SALES — Q1 2016 vs. Q1 2015

Sales in our Wholesale Segment increased $7.1 million during Q1 2016 as compared to Q1 2015. Significant items impacting sales during Q1 2016 included a $6.6 million increase in sales related to price increases implemented by cigarette manufacturers and a $1.4 million increase in sales related to higher sales in our  tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). These sales increases were partially offset by a $0.9 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $0.5 million in Q1 2016 as compared to Q1 2015.  This change in sales was primarily related to increased competition within the markets we operate.

GROSS PROFIT — Q1 2016 vs. Q1 2015

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

Gross profit in our Wholesale Segment decreased $0.3 million in Q1 2016 as compared to Q1 2015. This decrease in gross profit was primarily related to the volume and mix of cigarette cartons sold, in addition to changes in vendor programs and promotions during Q1 2016.  Q1 2016 gross profit in our Retail Segment decreased $0.2 million as compared to Q1 2015.  This change was primarily related to the decrease in sales as previously discussed.

OPERATING EXPENSE — Q1 2016 vs. Q1 2015

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, insurance, and professional fees. Our Q1 2016 operating expenses decreased $0.3 million as compared to Q1 2015. This change was primarily related to a $0.2 million decrease in operating costs within our wholesale segment and a $0.1 million reduction in operating costs in our retail segment.

INCOME TAX EXPENSE — Q1 2016 vs. Q1 2015

The effective income tax rate for Q1 2016 was 42.7% as compared to 39.1% in Q1 2015. The increase in effective tax rates between the comparative periods was primarily related to changes in the amount of nondeductible expenses under the Internal Revenue Service Code.

LIQUIDITY AND CAPITAL RESOURCES

Overview

•             General.  The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements with cash generated from operating activities and credit facility borrowings.

•             Operating Activities.  During Q1 2016, the Company generated cash of approximately $12.7 million for operating activities.  Significant sources of cash during Q1 2016 included a decrease in inventory and the impact of net earnings.  These amounts were  partially offset by an increase in prepaid and other current assets, and reductions in accounts payable and accrued expenses.

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

•             Investing Activities.  The Company used approximately $0.3 million of cash during Q1 2016 for investing activities, primarily related to capital expenditures for property and equipment.

•             Financing Activities.  The Company used cash of $12.2 million from financing activities during Q1 2016. Of this amount, approximately $9.7 million related to net repayments on the Company’s credit facility, $0.1 million related to repayments on long-term debt, $2.1 million related to the repurchase of the Company’s common stock, $0.2 million related to dividends on the Company’s common and preferred stock, and $0.1 million related to equity-based awards.

•             Cash on Hand/Working Capital.  At December 2015, the Company had cash on hand of $0.3 million and working capital (current assets less current liabilities) of $59.3 million.  This compares to cash on hand of $0.2 million and working capital of $68.8 million at September 2015. Our working capital and prepaid and other current assets at December 2015 were impacted by higher prepaid inventory of approximately $3.8 million at the end of the period.

CREDIT AGREEMENT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.  The Facility included the following significant terms at December 2015:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2015 was $68.7 million, of which $11.1 million was outstanding, leaving $57.6 million available.

At December 2015, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.93% at December 2015. During Q1 2016, our peak borrowings under the Facility were $40.1 million, and our average borrowings and average availability under the Facility were $27.6 million and $41.4 million, respectively.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2015. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million during both Q1 2016 and Q1 2015.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s annual report on Form 10-K for the fiscal period ended September 30, 2015.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended December 31, 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
October 1-31, 2015	—	—	—	30,091
November 1-30, 2015	—	—	—	30,091
December 1-31, 2015	25,402	$84.82	25,402	50,000
Total	25,402	$84.82	25,402	50,000

*

In December 2015, our Board of Directors authorized purchases of up to 50,000 shares of our Company’s common stock in open market or negotiated transactions, which replaced the previously existing share repurchase authorization. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 19, 2016	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 19, 2016	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)