Form 10-Q
period 2016-03-31
AMCON DISTRIBUTING CO
filed 2016-04-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _________

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

The Registrant had 604,022 shares of its $.01 par value common stock outstanding as of April 18, 2016.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2016 and September 30, 2015

	March	September
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$321,990	$219,536
Accounts receivable, less allowance for doubtful accounts of $0.8 million at March 2016 and $0.9 million at September 2015	29,255,947	31,866,787
Inventories, net	56,594,107	60,793,478
Deferred income taxes	1,278,006	1,553,726
Income taxes receivable	—	113,238
Prepaid and other current assets	4,080,280	2,125,908
Total current assets	91,530,330	96,672,673

Property and equipment, net	12,465,906	12,753,145
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,908,478	4,090,978
Other assets	296,717	317,184
	$114,551,258	$120,183,807
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,033,216	$17,044,726
Accrued expenses	5,860,058	7,224,963
Accrued wages, salaries and bonuses	2,558,420	3,282,354
Income taxes payable	230,066	—
Current maturities of long-term debt	357,000	351,383
Total current liabilities	25,038,760	27,903,426

Credit facility	17,609,387	20,902,207
Deferred income taxes	3,772,620	3,696,098
Long-term debt, less current maturities	3,204,052	3,384,319
Other long-term liabilities	30,838	34,860

Series A cumulative, Convertible Preferred Stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both March 2016 and September 2015	2,500,000	2,500,000
Series B cumulative, Convertible Preferred Stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at both March 2016 and September 2015, and a total liquidation preference of $0.4 million at both March 2016 and September 2015	400,000	400,000

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 604,022 shares outstanding at March 2016 and 621,104 shares outstanding at September 2015	7,197	7,061
Additional paid-in capital	16,697,234	15,509,199
Retained earnings	55,519,822	53,527,606
Treasury stock at cost	(10,228,652)	(7,680,969)
Total shareholders’ equity	61,995,601	61,362,897
	$114,551,258	$120,183,807

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2016 and 2015

	For the three months ended March		For the six months ended March
	2016	2015	2016	2015
Sales (including excise taxes of $88.7 million and $87.4 million, and $186.0 million and $184.4 million, respectively)	$296,449,126	$287,443,864	$618,457,375	$602,877,340
Cost of sales	278,908,888	269,710,529	581,955,233	565,617,473
Gross profit	17,540,238	17,733,335	36,502,142	37,259,867
Selling, general and administrative expenses	14,770,358	15,485,757	30,615,492	31,666,879
Depreciation and amortization	575,681	590,857	1,142,630	1,167,162
	15,346,039	16,076,614	31,758,122	32,834,041
Operating income	2,194,199	1,656,721	4,744,020	4,425,826

Other expense (income):
Interest expense	161,402	194,375	373,856	431,517
Other (income), net	(35,827)	(35,987)	(63,082)	(43,054)
	125,575	158,388	310,774	388,463
Income from operations before income tax expense	2,068,624	1,498,333	4,433,246	4,037,363
Income tax expense	922,000	729,000	1,931,000	1,722,000
Net income	1,146,624	769,333	2,502,246	2,315,363
Preferred stock dividend requirements	(48,643)	(48,108)	(97,820)	(97,285)
Net income available to common shareholders	$1,097,981	$721,225	$2,404,426	$2,218,078

Basic earnings per share available to common shareholders	$1.81	$1.17	$3.90	$3.61
Diluted earnings per share available to common shareholders	$1.61	$1.04	$3.46	$3.15

Basic weighted average shares outstanding	606,080	615,822	615,768	614,173
Diluted weighted average shares outstanding	712,547	737,180	723,317	735,599

Dividends declared and paid per common share	$0.18	$0.18	$0.64	$0.36

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,502,246	$2,315,363
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	960,130	984,662
Amortization	182,500	182,500
(Gain) loss on sale of property and equipment	(34,482)	7,036
Equity-based compensation	660,203	607,661
Deferred income taxes	352,242	238,555
Provision (recovery) for losses on doubtful accounts	(67,000)	159,999
Provision (recovery) for losses on inventory obsolescence	70,818	(34,189)
Other	(4,022)	(4,023)

Changes in assets and liabilities:
Accounts receivable	2,677,840	2,279,407
Inventories	4,128,553	(21,852,218)
Prepaid and other current assets	(1,954,372)	1,708,944
Other assets	20,467	111,792
Accounts payable	(1,005,681)	200,996
Accrued expenses and accrued wages, salaries and bonuses	(1,479,465)	(862,235)
Income taxes payable	343,304	(1,577,138)
Net cash flows from operating activities	7,353,281	(15,532,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(692,402)	(611,106)
Proceeds from sales of property and equipment	48,164	7,800
Net cash flows from investing activities	(644,238)	(603,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on bank credit agreements	(3,292,820)	16,881,883
Principal payments on long-term debt	(174,650)	(169,782)
Repurchase of common stock	(2,547,683)	—
Dividends paid on convertible preferred stock	(97,820)	(97,285)
Dividends on common stock	(412,210)	(232,488)
Withholdings on the exercise of equity-based awards	(81,406)	(156,497)
Net cash flows from financing activities	(6,606,589)	16,225,831

Net change in cash	102,454	89,637

Cash, beginning of period	219,536	99,922
Cash, end of period	$321,990	$189,559

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$391,130	$403,758
Cash paid during the period for income taxes	1,235,454	3,060,584

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	17,500	48,754
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,174,981	1,240,842

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

Our Retail Segment operates sixteen retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-

quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of ten locations in Arkansas, Kansas, Missouri, Nebraska, and Oklahoma.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2016 and March 31, 2015 have been referred to throughout this quarterly report as Q2 2016 and Q2 2015, respectively. The fiscal balance sheet dates as of March 31, 2016, March 31, 2015, and September 30, 2015 have been referred to as March 2016, March 2015, and September 2015, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is currently evaluating the following new accounting pronouncements and their potential impact, if any, on our consolidated financial statements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 "Leases - Topic 842” ("ASU 2016-02").  ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU 2015-17 can be applied retrospectively or prospectively and early adoption is permitted.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year.

2. CONVERTIBLE PREFERRED STOCK

The Company has two series of convertible preferred stock outstanding at March 2016 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares outstanding at March 2016:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	16,227
Dividend rate:	6.785%	6.37%

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

3. INVENTORIES

At March 2016 and September 2015, inventories consisted of finished goods and are stated at the lower of cost determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.0 million at March 2016 and $0.9 million at September 2015. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	March	September
	2016	2015
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	March	September
	2016	2015
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.5 million at March 2016 and $0.4 million at September 2015)	16,667	66,667
Customer relationships (less accumulated amortization of approximately $1.6 million and $1.5 million at March 2016 and September 2015, respectively)	518,542	651,042
	$3,908,478	$4,090,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At March 2016, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non-competition agreement acquired as part of acquisitions. The customer relationships are being amortized over eight years and the value of the non-competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.  Amortization expense related to these assets was $0.1 million and $0.2 million for the three and six month periods ended March 2016, respectively, and $0.1 million and $0.2 million for the three and six month periods ended March 2015, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at March 2016:

March
2016
Fiscal 2016 (1)	$149,167
Fiscal 2017	265,000
Fiscal 2018	79,375
Fiscal 2019	41,667
Fiscal 2020	—
$535,209

(1)	Represents amortization for the remaining six months of Fiscal 2016.

5. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.5 million for the three and six month periods ended March 2016, respectively, and $0.2 million and $0.3 million for the three and six month periods ended March 2015, respectively.

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

	For the three months ended March
	2016		2015
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	606,080	606,080	615,822	615,822
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	106,467	—	121,358
Weighted average number of shares outstanding	606,080	712,547	615,822	737,180
Net income	$1,146,624	$1,146,624	$769,333	$769,333
Deduct: convertible preferred stock dividends (2)	(48,643)	—	(48,108)	—
Net income available to common shareholders	$1,097,981	$1,146,624	$721,225	$769,333

Net earnings per share available to common shareholders	$1.81	$1.61	$1.17	$1.04

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the six months ended March
	2016		2015
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	615,768	615,768	614,173	614,173
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	107,549	—	121,426
Weighted average number of shares outstanding	615,768	723,317	614,173	735,599
Net income	$2,502,246	$2,502,246	$2,315,363	$2,315,363
Deduct: convertible preferred stock dividends (2)	(97,820)	—	(97,285)	—
Net income available to common shareholders	$2,404,426	$2,502,246	$2,218,078	$2,315,363

Net earnings per share available to common shareholders	$3.90	$3.46	$3.61	$3.15

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2016
External revenues:
Cigarettes	$211,638,962	$—	$—	$211,638,962
Tobacco	35,756,254	—	—	35,756,254
Confectionery	19,045,686	—	—	19,045,686
Health food	—	7,537,713	—	7,537,713
Foodservice & other	22,470,511	—	—	22,470,511
Total external revenue	288,911,413	7,537,713	—	296,449,126
Depreciation	367,530	116,901	—	484,431
Amortization	91,250	—	—	91,250
Operating income	3,073,641	474,545	(1,353,987)	2,194,199
Interest expense	29,368	—	132,034	161,402
Income from operations before taxes	3,075,629	479,017	(1,486,022)	2,068,624
Total assets	101,775,492	12,554,229	221,537	114,551,258
Capital expenditures	255,324	75,513	—	330,837

THREE MONTHS ENDED MARCH 2015
External revenue:
Cigarettes	$204,852,169	$—	$—	$204,852,169
Tobacco	34,317,596			34,317,596
Confectionery	18,507,301	—	—	18,507,301
Health food	—	8,234,613	—	8,234,613
Foodservice & other	21,532,185	—	—	21,532,185
Total external revenue	279,209,251	8,234,613	—	287,443,864
Depreciation	380,065	118,605	937	499,607
Amortization	91,250	—	—	91,250
Operating income	2,555,166	457,458	(1,355,903)	1,656,721
Interest expense	32,574	48,690	113,111	194,375
Income from operations before taxes	2,554,005	413,342	(1,469,014)	1,498,333
Total assets	111,867,087	13,476,227	242,331	125,585,645
Capital expenditures	207,666	62,644	—	270,310

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2016
External revenue:
Cigarettes	$443,592,290	$—	$—	$443,592,290
Tobacco	73,384,745			73,384,745
Confectionery	38,891,522	—	—	38,891,522
Health food	—	14,811,831	—	14,811,831
Foodservice & other	47,776,987	—	—	47,776,987
Total external revenue	603,645,544	14,811,831	—	618,457,375
Depreciation	726,097	234,033	—	960,130
Amortization	182,500	—	—	182,500
Operating income	6,922,793	538,670	(2,717,443)	4,744,020
Interest expense	59,400	—	314,456	373,856
Income from operations before taxes	6,917,371	547,775	(3,031,900)	4,433,246
Total assets	101,775,492	12,554,229	221,537	114,551,258
Capital expenditures	581,877	110,525	—	692,402

SIX MONTHS ENDED MARCH 2015
External revenue:
Cigarettes	$431,089,283	$—	$—	$431,089,283
Tobacco	71,870,285			71,870,285
Confectionery	38,068,539	—	—	38,068,539
Health food	—	16,005,580	—	16,005,580
Foodservice & other	45,843,653	—	—	45,843,653
Total external revenue	586,871,760	16,005,580	—	602,877,340
Depreciation	746,595	236,193	1,874	984,662
Amortization	182,500	—	—	182,500
Operating income	6,576,083	581,923	(2,732,180)	4,425,826
Interest expense	66,131	96,385	269,001	431,517
Income from operations before taxes	6,543,711	494,833	(3,001,181)	4,037,363
Total assets	111,867,087	13,476,227	242,331	125,585,645
Capital expenditures	504,789	106,317	—	611,106

8. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.  The Facility included the following significant terms at March 2016:

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

•

The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 125 - 175 basis points depending on certain credit facility utilization measures, at the election of the Company (2.48% at March 2016).

•

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2016 was $69.6 million, of which $17.6 million was outstanding, leaving $52.0 million available.

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2016. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

9. COMMON STOCK REPURCHASE

During the three and six month periods ended March 2016, the Company repurchased 5,317 and 30,719 shares of its common stock, respectively, for cash totaling approximately $0.4 million and $2.5 million, respectively. All repurchased shares were recorded in treasury stock at cost.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•	increasing competition in our wholesale and retail health food segments,

•	increases in state and federal excise taxes on cigarette and tobacco products,

•	higher commodity prices which could impact food ingredient costs for many of the products we sell,

•	regulation of cigarette and tobacco products by the FDA, in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	changes in fuel prices,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	risks associated with opening and new retail stores,

•	the expansion of large and well capitalized national and regional health food retail store chains,

•	increasing competition in our retail health food segment from conventional retailers (grocery stores, mass merchants etc.),

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended March 2016.

SECOND FISCAL QUARTER 2016 (Q2 2016)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2016 and March 2015.

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

Business Update — Wholesale Segment

Time constrains and around-the-clock snacking has redefined traditional meal-time routines for many consumers across the country. For convenience stores, this change in consumer behavior has fueled the demand for products such as premium beverages and on-the-go foodservice items. Items such as to-go-pouches and snack mixes are increasingly in demand. This trend has benefited convenience store retailers as these products typically offer higher profit margins and help create repeat in-store business. Our Company has deep expertise across these product categories and is working  closely with food manufacturers and convenience store owners to optimize their merchandise assortments in these categories as new offerings come to market.

The industry remains highly fragmented in regards to convenience store ownership and the distributors who serve them. As consumers and convenience stores owners migrate towards higher end product offerings such as foodservice and increasingly rely on digital technologies to run their businesses, we believe opportunities to win market share from less sophisticated and under capitalized competitors will be enhanced. Accordingly, we continue to make targeted investments to expand our foodservice and technology platforms.

Forward looking, maintaining a disciplined growth strategy centered on risk-adjusted returns remains a top priority. We continue to be highly focused on organic growth initiatives and identifying acquisition targets which can both expand geographic reach and build upon our portfolio of services.

Business Update — Retail Segment

The operating environment for retailers who maintain a physical footprint remains intense as consumers migrate towards digital and web-based shopping formats. In addition to this change in consumer shopping behavior, independent healthfood retailers continue to experience an influx of new competition from large chains such as Whole Foods Market, Trader Joe’s, Sprouts Farmers Market,  Natural Grocers, Vitamin Shoppe, General Nutrition Centers (“GNC”), Lucky’s Market, and Fresh Thyme. Conventional grocery stores have also begun to aggressively expand their offerings of natural, organic, and fresh products. All of these factors have stressed sales industry-wide and have impacted the sales in our business as well.

In response to the current competitive landscape we are taking a number of long term steps to better position our stores for future growth. These initiatives include a number of targeted investments including: 1) refreshing certain stores within our portfolio, 2) moving towards a more solutions based selling model which focuses on customer segments with unique health and wellness needs, 3) expanding our product breadth in higher growth and margin product categories such as personal care, and 4) working to increase the frequency of customer visits and the average basket size per trip.

We will continue to refine our business model as the market evolves. Carrying a highly differentiated product mix that is more difficult to copy has been the hallmark of our business over the years and will be central to our strategy as we work towards implementing various growth initiatives.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 2016:

	For the three months ended March
	2016	2015	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$296,449,126	$287,443,864	$9,005,262	3.1
Cost of sales	278,908,888	269,710,529	9,198,359	3.4
Gross profit	17,540,238	17,733,335	(193,097)	(1.1)
Gross profit percentage	5.9%	6.2%

Operating expense	15,346,039	16,076,614	(730,575)	(4.5)
Operating income	2,194,199	1,656,721	537,478	32.4
Interest expense	161,402	194,375	(32,973)	(17.0)
Income tax expense	922,000	729,000	193,000	26.5
Net income	1,146,624	769,333	377,291	49.0

BUSINESS SEGMENTS:
Wholesale
Sales	$288,911,413	$279,209,251	$9,702,162	3.5
Gross profit	14,223,659	14,207,808	15,851	0.1
Gross profit percentage	4.9%	5.1%
Retail
Sales	$7,537,713	$8,234,613	$(696,900)	(8.5)
Gross profit	3,316,579	3,525,527	(208,948)	(5.9)
Gross profit percentage	44.0%	42.8%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $5.9 million in Q2 2016 and $5.2 million in Q2 2015.

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

SALES — Q2 2016 vs. Q2 2015

Sales in our Wholesale Segment increased $9.7 million during Q2 2016 as compared to Q2 2015. Significant items impacting sales during Q2 2016 included a $6.1 million increase in sales related to price increases implemented by cigarette manufacturers, a $2.9 million increase in sales related to higher sales volume in our  tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”), and a $0.7 million increase in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment decreased $0.7 million in Q2 2016 as compared to Q2 2015. This change in sales was primarily related to increased competition within the markets we operate.

GROSS PROFIT — Q2 2016 vs. Q2 2015

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

Gross profit in our Wholesale Segment during Q2 2016 was even with Q2 2015. Significant items impacting gross profit during Q2 2016 were a $0.5 million increase in gross profit related to higher sales in our Other Products category and a $0.5 million decrease in gross profit related to the volume and mix of cigarette cartons sold.  Q2 2016 gross profit in our Retail Segment decreased $0.2 million as compared to Q2 2015.  This change was primarily related to the decrease in sales as previously discussed.

OPERATING EXPENSE — Q2 2016 vs. Q2 2015

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Our Q2 2016 operating expenses decreased $0.7 million as compared to Q2 2015. This change was primarily related to a $0.3 million decrease in our wholesale segment delivery costs, $0.2 million decrease in health insurance and other operating costs, and a  $0.2 million reduction in operating costs in our retail segment.

RESULTS OF OPERATIONS — SIX MONTHS ENDED MARCH 2016:

	For the six months ended March
	2016	2015	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$618,457,375	$602,877,340	$15,580,035	2.6
Cost of sales	581,955,233	565,617,473	16,337,760	2.9
Gross profit	36,502,142	37,259,867	(757,725)	(2.0)
Gross profit percentage	5.9%	6.2%

Operating expenses	31,758,122	32,834,041	(1,075,919)	(3.3)
Operating income	4,744,020	4,425,826	318,194	7.2
Interest expense	373,856	431,517	(57,661)	(13.4)
Income tax expense	1,931,000	1,722,000	209,000	12.1
Net income	2,502,246	2,315,363	186,883	8.1

BUSINESS SEGMENTS:
Wholesale
Sales	$603,645,544	$586,871,760	$16,773,784	2.9
Gross profit	30,139,297	30,460,351	(321,054)	(1.1)
Gross profit percentage	5.0%	5.2%
Retail
Sales	$14,811,831	$16,005,580	$(1,193,749)	(7.5)
Gross profit	6,362,845	6,799,516	(436,671)	(6.4)
Gross profit percentage	43.0%	42.5%

(1)

Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $11.3 million for the six month ended March 2016 and $10.4 million for the six months ended March 2015.

SALES — Six months Ended March 2016

Sales in our Wholesale Segment increased $16.8 million for the six months ended March 2016 as compared to the same prior year period. Significant items impacting sales during the period included a $12.7 million increase in sales related to price increases implemented by cigarette manufacturers and a $4.3 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). These increases were partially offset by a $0.2 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment for the six months ended March 2016 decreased $1.2 million as compared to the same prior year period. This change in sales was primarily related to increased competition within the markets we operate.

GROSS PROFIT — Six months Ended March 2016

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

Gross profit in our Wholesale Segment decreased $0.3 million for the six month period ended March 2016 as compared to the same prior year period. This change was primarily related to a $1.0 million decrease in gross profit related to the volume and mix of cigarette cartons sold. This decrease was partially offset by a $0.7 million increase in our Other Product category gross profit resulting from higher sales. Gross profit in our Retail Segment decreased $0.4 million for the six month period ended March 2016 as compared to the same prior year period. This change was primarily related to lower sales volume in our retail stores.

OPERATING EXPENSE — Six months Ended March 2016

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Operating expenses decreased $1.1 million during the six months ended March 2016 as compared to the same prior year period. Significant items impacting operating costs during the six month period ended March 2016 included a $0.6 million decrease in our wholesale segment delivery costs, a $0.4 million reduction in our retail segment operating costs, and a $0.1 million reduction in other operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company requires cash to pay operating expenses, purchase inventory, and make capital investments.  In general, the Company finances its cash flow requirements through a credit facility agreement (the “Facility”), long‑term debt agreements with banks, and cash generated from operations. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.  The Facility included the following significant terms at March 2016:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2016 was $69.6 million, of which $17.6 million was outstanding, leaving $52.0 million available.

At March 2016, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.13% at March 2016. For the six months ended March 2016, our peak borrowings under the Facility were $40.1 million, and our average borrowings and average availability under the Facility were $22.1 million and $44.7 million, respectively.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2016. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.5 million for the three and six month periods ended March 2016, respectively, and $0.2 million and $0.3 million for the three and six month periods ended March 2015, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended March 2016:

				(d) Maximum Number (or
	(a) Total			Approximate Dollar Value)
	Number of	(b) Average	(c) Total Number of Shares	of Shares (or Units) that
	Shares (or	Price Paid	(or Units) Purchased as Part	May Yet Be Purchased
	Units)	per Share (or	of Publicly Announced	Under the Plans or
Period	Purchased	Unit)	Plans or Programs	Programs *
January 1-31, 2016	1,713	$72.88	1,713	48,287
February 1-29, 2016	3,604	$74.35	3,604	44,683
March 1-31, 2016	-	-	-	44,683
Total	5,317	$73.88	5,317	44,683

*In December 2015, the Company’s Board of Directors authorized purchases of up to 50,000 shares of our Company's common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 18, 2016	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 18, 2016	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)