Form 10-Q
period 2016-06-30
AMCON DISTRIBUTING CO
filed 2016-07-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The Registrant had 587,185 shares of its $.01 par value common stock outstanding as of July 18, 2016.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2016 and September 30, 2015

	June	September
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$414,997	$219,536
Accounts receivable, less allowance for doubtful accounts of $0.8 million at June 2016 and $0.9 million at September 2015	33,932,942	31,866,787
Inventories, net	50,670,660	60,793,478
Deferred income taxes	1,404,470	1,553,726
Income taxes receivable	—	113,238
Prepaid and other current assets	5,446,628	2,125,908
Total current assets	91,869,697	96,672,673

Property and equipment, net	12,362,980	12,753,145
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,825,561	4,090,978
Other assets	289,287	317,184
	$114,697,352	$120,183,807
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,997,838	$17,044,726
Accrued expenses	6,847,950	7,224,963
Accrued wages, salaries and bonuses	3,423,813	3,282,354
Income taxes payable	363,114	—
Current maturities of long-term debt	359,737	351,383
Total current liabilities	28,992,452	27,903,426

Credit facility	13,708,439	20,902,207
Deferred income taxes	3,785,570	3,696,098
Long-term debt, less current maturities	3,113,288	3,384,319
Other long-term liabilities	29,826	34,860

Series A cumulative, Convertible Preferred Stock, $.01 par value 100,000 shares authorized and issued, and a total liquidation preference of $2.5 million at both June 2016 and September 2015	2,500,000	2,500,000
Series B cumulative, Convertible Preferred Stock, $.01 par value 80,000 shares authorized, 16,000 shares issued and outstanding at both June 2016 and September 2015, and a total liquidation preference of $0.4 million at both June 2016 and September 2015	400,000	400,000

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 587,185 shares outstanding and issued at June 2016 and 621,104 shares outstanding and issued at September 2015	7,197	7,061
Additional paid-in capital	16,676,738	15,509,199
Retained earnings	57,209,248	53,527,606
Treasury stock at cost	(11,725,406)	(7,680,969)
Total shareholders’ equity	62,167,777	61,362,897
	$114,697,352	$120,183,807

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2016 and 2015

	For the three months ended June		For the nine months ended June
	2016	2015	2016	2015
Sales (including excise taxes of $98.9 million and $101.5 million, and $284.9 million and $285.9 million, respectively)	$333,398,723	$334,456,509	$951,856,098	$937,333,849
Cost of sales	314,235,192	314,957,889	896,190,425	880,575,362
Gross profit	19,163,531	19,498,620	55,665,673	56,758,487
Selling, general and administrative expenses	15,335,808	15,405,676	45,951,300	47,072,555
Depreciation and amortization	512,543	542,307	1,655,173	1,709,469
	15,848,351	15,947,983	47,606,473	48,782,024
Operating income	3,315,180	3,550,637	8,059,200	7,976,463

Other expense (income):
Interest expense	188,798	242,266	562,654	673,783
Other (income), net	(35,552)	(20,853)	(98,634)	(63,907)
	153,246	221,413	464,020	609,876
Income from operations before income tax expense	3,161,934	3,329,224	7,595,180	7,366,587
Income tax expense	1,310,000	1,333,000	3,241,000	3,055,000
Net income	1,851,934	1,996,224	4,354,180	4,311,587
Preferred stock dividend requirements	(48,642)	(48,643)	(146,462)	(145,928)
Net income available to common shareholders	$1,803,292	$1,947,581	$4,207,718	$4,165,659

Basic earnings per share available to common shareholders	$3.03	$3.16	$6.91	$6.78
Diluted earnings per share available to common shareholders	$2.62	$2.69	$6.07	$5.85

Basic weighted average shares outstanding	596,112	615,822	609,240	614,723
Diluted weighted average shares outstanding	707,300	741,183	717,875	737,325

Dividends declared and paid per common share	$0.18	$0.18	$0.82	$0.54

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,354,180	$4,311,587
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,389,756	1,435,719
Amortization	265,417	273,750
(Gain) loss on sale of property and equipment	(69,215)	5,103
Equity-based compensation	1,050,644	910,920
Deferred income taxes	238,728	133,493
(Recovery) provision for losses on doubtful accounts	(39,000)	193,000
Provision for losses on inventory obsolescence	2,014	132,793
Other	(5,034)	(6,034)

Changes in assets and liabilities:
Accounts receivable	(2,027,155)	(207,224)
Inventories	10,120,804	(6,393,734)
Prepaid and other current assets	(3,320,720)	942,531
Other assets	27,897	118,531
Accounts payable	924,567	242,760
Accrued expenses and accrued wages, salaries and bonuses	2,825	1,505,917
Income taxes payable	476,352	(1,022,572)
Net cash flows from operating activities	13,392,060	2,576,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,013,988)	(812,624)
Proceeds from sales of property and equipment	112,157	24,000
Net cash flows from investing activities	(901,831)	(788,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on bank credit agreements	(7,193,768)	(774,559)
Principal payments on long-term debt	(262,677)	(255,157)
Repurchase of common stock	(4,044,437)	—
Dividends paid on convertible preferred stock	(146,462)	(145,928)
Dividends on common stock	(526,076)	(348,732)
Withholdings on the exercise of equity-based awards	(121,348)	(213,605)
Net cash flows from financing activities	(12,294,768)	(1,737,981)

Net change in cash	195,461	49,935

Cash, beginning of period	219,536	99,922
Cash, end of period	$414,997	$149,857

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$576,681	$677,163
Cash paid during the period for income taxes	2,525,920	3,944,080

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	51,874	8,483
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,174,981	1,240,842

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

•	Our retail health food segment (“Retail Segment”) operates fifteen health food retail stores located throughout the Midwest and Florida.

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

Our Retail Segment operates fifteen  retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-

quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates five stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of ten locations in Arkansas, Kansas, Missouri, Nebraska, and Oklahoma.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2016 and June 30, 2015 have been referred to throughout this quarterly report as Q3 2016 and Q3 2015, respectively. The fiscal balance sheet dates as of June 30, 2016, June 30, 2015, and September 30, 2015 have been referred to as June 2016, June 2015, and September 2015, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is currently evaluating the following new accounting pronouncements and their potential impact, if any, on our consolidated financial statements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting: Topic 718” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted.

In February 2016, FASB issued ASU No. 2016-02 "Leases - Topic 842” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year.

In November 2015, FASB issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU 2015-17 can be applied retrospectively or prospectively and early adoption is permitted.

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

2. CONVERTIBLE PREFERRED STOCK

The Company has two series of convertible preferred stock outstanding at June 2016 as identified in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares outstanding at June 2016:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,481	16,227
Dividend rate:	6.785%	6.37%

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

3. INVENTORIES

At June 2016 and September 2015, inventories consisted of finished goods and are stated at the lower of cost determined on a First-in, First-out (“FIFO”) basis, or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both June 2016 and September 2015. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	June	September
	2016	2015
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	June	September
	2016	2015
Trademarks and tradenames	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.5 million at June 2016 and $0.4 million at September 2015)	—	66,667
Customer relationships (less accumulated amortization of approximately $1.7 million and $1.5 million at June 2016 and September 2015, respectively)	452,292	651,042
	$3,825,561	$4,090,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At June 2016, identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was $0.1 million and $0.3 million for the three and nine month periods ended June 2016, respectively, and $0.1 million and $0.3 million for the three and nine month periods ended June 2015, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at June 2016:

June
2016
Fiscal 2016 (1)	$66,250
Fiscal 2017	265,000
Fiscal 2018	79,375
Fiscal 2019	41,667
Fiscal 2020	—
$452,292

(1)	Represents amortization for the remaining three months of Fiscal 2016.

5. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.7 million for the three and nine month periods ended June 2016, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended June 2015, respectively.

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

	For the three months ended June
	2016		2015
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	596,112	596,112	615,822	615,822
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	111,188	—	125,361
Weighted average number of shares outstanding	596,112	707,300	615,822	741,183
Net income	$1,851,934	$1,851,934	$1,996,224	$1,996,224
Deduct: convertible preferred stock dividends (2)	(48,642)	—	(48,643)	—
Net income available to common shareholders	$1,803,292	$1,851,934	$1,947,581	$1,996,224

Net earnings per share available to common shareholders	$3.03	$2.62	$3.16	$2.69

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the nine months ended June
	2016		2015
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	609,240	609,240	614,723	614,723
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	108,635	—	122,602
Weighted average number of shares outstanding	609,240	717,875	614,723	737,325
Net income	$4,354,180	$4,354,180	$4,311,587	$4,311,587
Deduct: convertible preferred stock dividends (2)	(146,462)	—	(145,928)	—
Net income available to common shareholders	$4,207,718	$4,354,180	$4,165,659	$4,311,587

Net earnings per share available to common shareholders	$6.91	$6.07	$6.78	$5.85

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2016
External revenues:
Cigarettes	$239,244,630	$—	$—	$239,244,630
Tobacco	39,495,721	—	—	39,495,721
Confectionery	21,946,660	—	—	21,946,660
Health food	—	6,541,789	—	6,541,789
Foodservice & other	26,169,923	—	—	26,169,923
Total external revenue	326,856,934	6,541,789	—	333,398,723
Depreciation	322,568	107,058	—	429,626
Amortization	82,917	—	—	82,917
Operating income	4,879,836	(109,304)	(1,455,352)	3,315,180
Interest expense	28,666	—	160,132	188,798
Income from operations before taxes	4,881,860	(104,442)	(1,615,484)	3,161,934
Total assets	102,432,357	12,097,050	167,945	114,697,352
Capital expenditures	123,260	198,326	—	321,586

THREE MONTHS ENDED JUNE 2015
External revenue:
Cigarettes	$239,917,539	$—	$—	$239,917,539
Tobacco	38,406,568	—	—	38,406,568
Confectionery	22,520,687	—	—	22,520,687
Health food	—	7,744,518	—	7,744,518
Foodservice & other	25,867,197	—	—	25,867,197
Total external revenue	326,711,991	7,744,518	—	334,456,509
Depreciation	341,432	109,625	—	451,057
Amortization	91,250	—	—	91,250
Operating income	5,053,788	51,812	(1,554,963)	3,550,637
Interest expense	32,269	49,231	160,766	242,266
Income from operations before taxes	5,037,641	7,312	(1,715,729)	3,329,224
Total assets	99,443,589	13,292,026	200,634	112,936,249
Capital expenditures	187,605	13,913	—	201,518

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2016
External revenue:
Cigarettes	$682,836,920	$—	$—	$682,836,920
Tobacco	112,880,466	—	—	112,880,466
Confectionery	60,838,182	—	—	60,838,182
Health food	—	21,353,621	—	21,353,621
Foodservice & other	73,946,909	—	—	73,946,909
Total external revenue	930,502,477	21,353,621	—	951,856,098
Depreciation	1,048,665	341,091	—	1,389,756
Amortization	265,417	—	—	265,417
Operating income	11,802,629	429,366	(4,172,795)	8,059,200
Interest expense	88,066	—	474,588	562,654
Income from operations before taxes	11,799,231	443,333	(4,647,384)	7,595,180
Total assets	102,432,357	12,097,050	167,945	114,697,352
Capital expenditures	705,137	308,851	—	1,013,988

NINE MONTHS ENDED JUNE 2015
External revenue:
Cigarettes	$671,006,822	$—	$—	$671,006,822
Tobacco	110,276,853	—	—	110,276,853
Confectionery	60,589,226	—	—	60,589,226
Health food	—	23,750,098	—	23,750,098
Foodservice & other	71,710,850	—	—	71,710,850
Total external revenue	913,583,751	23,750,098	—	937,333,849
Depreciation	1,088,027	345,818	1,874	1,435,719
Amortization	273,750	—	—	273,750
Operating income	11,629,871	633,735	(4,287,143)	7,976,463
Interest expense	98,400	145,616	429,767	673,783
Income from operations before taxes	11,581,352	502,145	(4,716,910)	7,366,587
Total assets	99,443,589	13,292,026	200,634	112,936,249
Capital expenditures	692,394	120,230	—	812,624

8. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.  The Facility included the following significant terms at June 2016:

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

•

The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 125 - 175 basis points depending on certain credit facility utilization measures, at the election of the Company (weighted average rate of 2.71% at June 2016).

•

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2016 was $69.6 million, of which $13.7 million was outstanding, leaving $55.9 million available.

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

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2016. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

9. COMMON STOCK REPURCHASE

During the three and nine month periods ended June 2016, the Company repurchased 16,837 and 47,556 shares of its common stock, respectively, for cash totaling approximately $1.5 million and $4.0 million, respectively. All repurchased shares were recorded in treasury stock at cost.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•	increasing competition in our wholesale and retail health food segments,

•	increases in state and federal excise taxes on cigarette and tobacco products,

•	higher commodity prices which could impact food ingredient costs for many of the products we sell,

•	regulation of cigarette, tobacco, and e-cigarette products by the FDA, in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	changes in fuel prices,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	risks associated with opening new retail stores,

•	the expansion of large and well capitalized national and regional health food retail store chains,

•	increasing competition in our retail health food segment from conventional retailers (grocery stores, mass merchants etc.),

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended June 2016.

THIRD FISCAL QUARTER 2016 (Q3 2016)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2016 and June 2015:

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

Our Retail Segment operates fifteen retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates five stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of ten locations in Arkansas, Kansas, Missouri, Nebraska, and Oklahoma.

Business Update - Wholesale Segment

The wholesale distribution industry which services convenience stores (c-stores) is facing a number of headwinds. Growing compliance costs related to a number of new federal regulations has increased operating costs. At the same time, consolidation and changing ownership of the industry’s vendor base has led to more cautious marketing and promotional spending by product manufacturers. Additionally, cash strapped local governments across the country are proposing a range of new consumption taxes on products such as soda.

We believe these trends will drive further consolidation within the wholesale distribution industry as distributors without sufficient scale seek to exit the market. The growing demand for robust technology solutions by c-store owners will likely only accelerate this trend.

Despite these factors, our business remains healthy. The convenience store industry continues to grow sales and add new stores and the trends discussed above should present our Company with additional opportunies to make strategic acquisitions and expand our geopgraphic reach.

Ultimately, we view our business as a platform to help c-stores deliver convenience to on-the-go customers. A platform which is highly nimble and responsive to changes in consumer tastes and preferences, delivering a wide range of products, services, and technologies. We remain committed to developing programs that enable our customers to compete against quick service restaurants.

Business Update - Retail Segment

The retail health food sector remains challenged with an influx of new competition and aggressive expansion efforts by regional and nations chains such as Whole Foods Market, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, General Nutrition Centers (“GNC”), Lucky’s Market, and Fresh Thyme. At the same time, we have seen conventional grocery stores aggressively expand their natural, organic, and fresh product offerings. This highly competitive environment has pressured sales across the industry and has impacted our stores as well.

In response to this competitive landscape, we are taking a number of steps to better position our stores. Many of these efforts are centered around a comprehensive plan to update certain stores within our portfolio, providing for a modern and highly engaged shopping experience. These efforts will be coupled with a program to customize a unique product set for each store, overlaid by new marketing and promotional campaigns. In some cases, we may opportunistically relocate certain stores as existing leases expire. This was the case in May 2016 when we closed one of our Florida market stores at the end of its lease. This store is being relocated and is expected to open in the fall of 2016. Our Q3 2016 operating results were impacted as we work to transition existing customers and develop new customer relationships for this new location. We expect this store relocation to impact our future near term operating results as well.

We will continue to refine our business model as the market evolves. Carrying a highly differentiated product mix that is more difficult to copy has been the hallmark of our business over the years and will be central to our strategy as we work towards implementing various growth initiatives.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 2016:

	For the three months ended June
	2016	2015	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$333,398,723	$334,456,509	$(1,057,786)	(0.3)
Cost of sales	314,235,192	314,957,889	(722,697)	(0.2)
Gross profit	19,163,531	19,498,620	(335,089)	(1.7)
Gross profit percentage	5.7%	5.8%

Operating expense	15,848,351	15,947,983	(99,632)	(0.6)
Operating income	3,315,180	3,550,637	(235,457)	(6.6)
Interest expense	188,798	242,266	(53,468)	(22.1)
Income tax expense	1,310,000	1,333,000	(23,000)	(1.7)
Net income	1,851,934	1,996,224	(144,290)	(7.2)

BUSINESS SEGMENTS:
Wholesale
Sales	$326,856,934	$326,711,991	$144,943	0.0
Gross profit	16,416,415	16,334,296	82,119	0.5
Gross profit percentage	5.0%	5.0%
Retail
Sales	$6,541,789	$7,744,518	$(1,202,729)	(15.5)
Gross profit	2,747,116	3,164,324	(417,208)	(13.2)
Gross profit percentage	42.0%	40.9%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $5.8 million in Q3 2016 and $5.9 million in Q3 2015.

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

SALES — Q3 2016 vs. Q3 2015

Sales in our Wholesale Segment increased $0.1 million during Q3 2016 as compared to Q3 2015. Significant items impacting sales during Q3 2016 included a $6.7 million increase in sales related to price increases implemented by cigarette manufacturers and a $0.8 million increase in sales related to higher sales volume in our  tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”).  These increases were partially offset by a $7.4 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $1.2 million in Q3 2016 as compared to Q3 2015. Of this change, approximately $0.7 million related to the impact of closing one of our Florida market stores as we relocate it as previously discussed and $0.5 million related to lower sales in our remaining stores which have experienced increased competition.

GROSS PROFIT — Q3 2016 vs. Q3 2015

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

Gross profit in our Wholesale Segment increased $0.1 million during Q3 2016 as compared to Q3 2015 primarily related to higher sales in our Other Products category. Q3 2016 gross profit in our Retail Segment decreased $0.4 million as compared to Q3 2015. Of this change, $0.3 million related to the impact of closing one of our Florida market stores as we relocate it and $0.1 million related to lower sales volume in our remaining stores.

OPERATING EXPENSE — Q3 2016 vs. Q3 2015

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Our Q3 2016 operating expenses decreased $0.1 million as compared to Q3 2015. Significant items impacting Q3 2016 operating expenses included a $0.2 million reduction in our wholesale delivery costs and $0.3 million reduction in our Retail Segment operating costs. These reductions in operating costs were partially offset by a $0.4 million increase in other operating costs including employee benefits.

RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 2016:

	For the nine months ended June
	2016	2015	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$951,856,098	$937,333,849	$14,522,249	1.5
Cost of sales	896,190,425	880,575,362	15,615,063	1.8
Gross profit	55,665,673	56,758,487	(1,092,814)	(1.9)
Gross profit percentage	5.8%	6.1%

Operating expenses	47,606,473	48,782,024	(1,175,551)	(2.4)
Operating income	8,059,200	7,976,463	82,737	1.0
Interest expense	562,654	673,783	(111,129)	(16.5)
Income tax expense	3,241,000	3,055,000	186,000	6.1
Net income	4,354,180	4,311,587	42,593	1.0

BUSINESS SEGMENTS:
Wholesale
Sales	$930,502,477	$913,583,751	$16,918,726	1.9
Gross profit	46,555,712	46,794,647	(238,935)	(0.5)
Gross profit percentage	5.0%	5.1%
Retail
Sales	$21,353,621	$23,750,098	$(2,396,477)	(10.1)
Gross profit	9,109,961	9,963,840	(853,879)	(8.6)
Gross profit percentage	42.7%	42.0%

(1)

Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $17.2 million for the nine months ended June 2016 and $16.2 million for the nine months ended June 2015.

SALES — Nine months Ended June 2016

Sales in our Wholesale Segment increased $16.9 million for the nine months ended June 2016 as compared to the same prior year period. Significant items impacting sales during the period included a $19.4 million increase in sales related to price increases implemented by cigarette manufacturers and a $5.1 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). These increases were partially offset by a $7.6 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment for the nine months ended June 2016 decreased $2.4 million as compared to the same prior year period. Of this change, approximately $0.7 million related to the impact of closing one of our Florida market stores as we relocate it and $1.7 million related to lower sales in our remaining stores which have experienced increased competition.

GROSS PROFIT — Nine months Ended June 2016

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

Gross profit in our Wholesale Segment decreased $0.2 million for the nine month period ended June 2016 as compared to the same prior year period. Significant items impacting gross profit during the period included a $1.0 million decrease in gross profit related to the volume and mix of cigarette cartons sold. This decrease was partially offset by a $0.8 million increase in our Other Product category gross profit resulting from higher sales.

Gross profit in our Retail Segment decreased $0.9 million for the nine month period ended June 2016 as compared to the same prior year period. Of this change, $0.3 million related to the impact of closing one of our Florida market stores as we relocate it and $0.6 million related to lower sales volume at our remaining stores.

OPERATING EXPENSE — Nine months Ended June 2016

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Operating expenses decreased $1.2 million during the nine months ended June 2016 as compared to the same prior year period. Significant items impacting operating costs during the nine month period ended June 2016 included a $0.8 million decrease in our Wholesale Segment delivery costs and a $0.7 million reduction in our Retail Segment operating costs. These decreases were partially offset by a $0.3 million increase in other operating costs including employee benefits.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company requires cash to pay operating expenses, purchase inventory, and make capital investments. In general, the Company finances its cash flow requirements through a credit facility agreement (the “Facility”), long‑term debt agreements with banks, and cash generated from operations. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication. The Facility included the following significant terms at June 2016:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2016 was $69.6 million, of which $13.7 million was outstanding, leaving $55.9 million available.

At June 2016, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.71% at June 2016. For the nine months ended June 2016, our peak borrowings under the Facility were $40.1 million, and our average borrowings and average availability under the Facility were $22.7 million and $45.1 million, respectively.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, is financed through a term loan with BMO Harris, NA (“BMO”) which is also a participant lender on the Company’s revolving line of credit. The BMO loan contains cross default provisions which cause the loan with BMO to be considered in default if the loans where BMO is the lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2016. In addition, the BMO loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.2 million and $0.7 million for the three and nine month periods ended June 2016, respectively, and $0.2 million and $0.5 million for the three and nine month periods ended June 2015, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended June 2016:

				(d) Maximum Number (or
	(a) Total			Approximate Dollar Value)
	Number of	(b) Average	(c) Total Number of Shares	of Shares (or Units) that
	Shares (or	Price Paid	(or Units) Purchased as Part	May Yet Be Purchased
	Units)	per Share (or	of Publicly Announced	Under the Plans or
Period	Purchased	Unit)	Plans or Programs	Programs *
April 1-30, 2016	—	—	—	50,000
May 1-31, 2016	16,837	$88.90	16,837	33,163
June 1-30, 2016	—	—	—	33,163
Total	16,837	$88.90	16,837	33,163

*In April 2016, the Company’s Board of Directors authorized purchases of up to 50,000 shares of our Company's common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, filed pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer filed pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewithin electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 18, 2016	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 18, 2016	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)