Form 10-K
period 2016-09-30
AMCON DISTRIBUTING CO
filed 2016-11-08
CIK 928465

TM

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1‑15589

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47‑0702918 (I.R.S. Employer Identification No.)

7405 Irvington Road, Omaha NE (Address of principal executive offices)	68122 (Zip Code)

Registrant’s telephone number, including area code:

(402) 331‑3727

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on March 31, 2016 was $26,757,130 computed by reference to the $81.60 closing price of such common stock equity on March 31, 2016.

As of November 7, 2016 there were 690,042 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2016 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2016 and 2015 fiscal years ended September 30, are herein referred to as fiscal 2016 and fiscal 2015, respectively. The fiscal year‑end balance sheet dates of September 30, 2016 and September 30, 2015 are referred to herein as September 2016 and September 2015, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on NYSE MKT under the symbol “DIT.” The Company operates two business segments:

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 16,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. Convenience stores represent our largest customer category. In September 2016, Convenience Store News ranked us as the seventh (7th) largest convenience store distributor in the United States based on annual sales.

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross‑dock facilities, include approximately 641,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kelloggs, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long‑term purchase contracts with our suppliers.

RETAIL SEGMENT

Our Retail Segment is a specialty retailer of natural/organic groceries and dietary supplements which focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores must meet strict quality and ingredient guidelines, and include offerings such as gluten‑free and antibiotic‑free groceries and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small‑store format, which emphasizes a high energy and shopper‑friendly environment.

We operate within the natural products retail industry, which is a subset of the large and stable U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi‑level marketers.

Our Retail Segment operates sixteen retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high‑quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of ten locations in Arkansas, Kansas, Missouri, Nebraska, and Oklahoma.

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

Flexible Distribution Capabilities and Customer Service Programs

Wholesale distributors typically provide convenience store retailers access to a broad product line, the ability to place small quantity orders, inventory management, and access to trade credit. As a large, full‑service wholesale distributor, we offer retailers a wide array of manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profit.

The wholesale distribution industry is highly fragmented and historically has consisted of a large number of small, privately‑owned businesses and a small number of large, full‑service wholesale distributors serving multiple geographic regions. Relative to smaller competitors, large distributors such as our Company benefit from several competitive advantages including: increased purchasing power, the ability to service large chain accounts, economies of scale in sales and operations, and the resources to invest in information technology and other productivity‑enhancing technologies.

Unique Product Selection

Our retail health foods business prides itself in carrying a broad and superior‑quality selection of natural food products and vitamin supplements. The depth of our product offerings, combined with highly trained and knowledgeable in‑store associates, has created a loyal customer following where our stores are sought out destinations, providing a personalized shopping experience.

BUSINESS STRATEGY

Our business strategy focuses on short, medium, and long term objectives designed to create shareholder value. Our strategy objectives are:

•	Maximizing liquidity in the short term.
•

Reducing debt, developing new customer focused technology applications, expanding our foodservice platform, and making continued investments in our retail health food and wellness business in the medium term.

•	Growing both organically and through acquisitions, and expanding our geographic footprint in the long term.

To execute this strategy, our Company has rigorous operational processes in place designed to control costs, manage credit risk, monitor inventory levels, and maintain maximum liquidity. The success of our strategy, however, is ultimately dependent on our ability to provide superior service, develop leading edge technologies, and maintain an exceptional array of product offerings.

PRINCIPAL PRODUCTS

The sales of cigarettes represented 72% of our consolidated revenue in both fiscal 2016 and fiscal 2015. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 28% of our consolidated revenue in both fiscal 2016 and fiscal 2015.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 11 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment has a significant presence in the regions in which we operate. There are, however, a number of both national and regional wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core‑Mark International (San Francisco, California), as well as regional wholesalers such as Eby‑Brown LLP (Chicago, Illinois), Farner‑Bocken (Carroll, Iowa), and H.T. Hackney (Knoxville, Tennessee) along with a host of smaller grocery and tobacco wholesalers.

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

COMPETITION—Retail Segment

Natural food and supplement retailing is an intensely competitive business. We face competition from a variety of sales channels including local, regional, and national retailers, specialty supermarkets, membership clubs, farmers markets, other natural foods stores, and internet and/or digital direct-to-consumer retailers, each of which competes with us on the basis of product selection, quality, customer service, and price.

The natural food retail industry is highly fragmented. According to The Natural Foods Merchandiser (“NFM”), there are approximately 11,000 natural food retail stores operating independently or as part of small retail chains and nearly 36,000 stores when national chains such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, General Nutrition Centers (“GNC”), and Vitamin World are included. The increasing demand for natural products has fueled an expansion by national chains which continue to add new stores and complete acquisitions. Additionally, in recent years conventional supermarkets have begun offering natural food products adding an additional layer of competition.

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

GOVERNMENT REGULATION

AMCON is subject to regulation by federal, state and local governmental agencies, including but not limited to the U.S. Department of Agriculture, the U.S. Food and Drug Administration (“FDA”), the Occupational Safety and Health Administration (“OSHA”), the Bureau of Alcohol Tobacco and Firearms (“ATF”) and the U.S. Department of Transportation (“DOT”). These regulatory agencies generally impose standards for product quality and sanitation, workplace safety, and security and distribution policies.

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

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2016 or fiscal 2015.

EMPLOYEES

At September 2016, the Company had 680 full‑time and 118 part‑time employees, which together serve in the following areas:

Managerial	40
Administrative	92
Delivery	122
Sales & Marketing	268
Warehouse	276
Total Employees	798

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). The current labor agreement with the union is effective through December 2017.

CORPORATE AND AVAILABLE INFORMATION

The Company’s principal executive offices are located at 7405 Irvington Road, Omaha, Nebraska 68122. The telephone number at that address is 402‑331‑3727 and our website address is www.amcon.com. We provide free access to the various reports we file with the United States Securities and Exchange Commission through our website. These reports include, but are not limited to, our Annual Reports on Form 10‑K and Quarterly Reports on Form 10‑Q. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

You may also read and copy any materials we file with the Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. You can get information about the Public Reference Room by calling 1‑800‑SEC‑0330. The SEC also maintains a website at www.sec.gov which contains reports, proxies and other company information.

ITEM 1A.  RISK FACTORS

IN GENERAL

You should carefully consider the risks described below before making an investment decision concerning our securities.

If any of the following risks actually materialize, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Annual Report also contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward‑looking statements as a result of a number of factors, including the risks described below and elsewhere in this Annual Report. See “Forward Looking Statements” under Item 7 of this report for a discussion of forward looking statements.

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

The distribution of cigarettes represents a significant portion of our business. During fiscal 2016, approximately 72% of our consolidated revenues came from the distribution of cigarettes which generated approximately 22% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•	Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products are subject to substantial excise taxes. Significant increases in cigarette‑related taxes and fees have been imposed by city, state, and federal governments in recent years. Further, the evolving regulatory responsibilities of the FDA are being funded by fees imposed on tobacco companies. These fees have been passed on to wholesale distributors and end consumers in the form of higher prices for cigarette and tobacco products.

Increases in excise taxes and fees imposed by the FDA may reduce the long‑term demand for cigarette and tobacco products and/or result in a sales shift from higher margin premium cigarette and tobacco products to lower margin deep‑discount brands, while at the same time increasing the Company’s accounts receivable risk and inventory carrying costs. If any of these events were to occur, our results from operations, cash flow, liquidity position, and overall financial condition could be negatively impacted.

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

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as our Company. Our Company’s principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to those offered by our Company. Some of our competitors have substantial financial resources and long‑standing customer relationships. This competition may reduce our margins and/or cause a loss in market share, adversely impacting our results of operations, cash flow, and financial condition.

•

We Occasionally Purchase Cigarettes From Manufacturers Not Covered by The Tobacco Industry’s Master Settlement Agreement (“MSA”), Which May Expose Us to Certain Potential Liabilities and Financial Risks for Which We Are Not Indemnified.

In 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health‑care costs related to tobacco use. Subsequently, most other states sued the major U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants settled the first four of these cases with Mississippi, Florida, Texas and Minnesota by separate agreements. These states are referred to as non‑MSA states. In November 1998, the major U.S. tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia and certain U.S. territories. The MSA and the other state settlement agreements settled health‑care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA resulted in the products sold by the participating manufacturers being priced at higher levels than the products sold by non‑MSA manufacturers.

In order to limit our potential tobacco related liabilities, we try to limit our purchases of cigarettes from non‑MSA manufacturers for sale in MSA states. The benefits of liability limitations and indemnities we are entitled to under the MSA do not apply to sales of cigarettes manufactured by non‑MSA manufacturers. From time‑to‑time, however, we find it necessary to purchase a limited amount of cigarettes from non‑MSA manufacturers. For example, during a transition period while integrating distribution operations from an acquisition we may need to purchase and distribute cigarettes manufactured by non‑MSA manufacturers to satisfy the demands of customers of the acquired business. With respect to sales of such non‑MSA cigarettes, we could be subject to litigation that could expose us to liabilities for which we would not be indemnified.

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

•	We Face Competition From Sales of Deep‑Discount Brands and Illicit and Other Low Priced Sales of Cigarettes.

Increased selling prices for cigarettes and higher cigarette taxes have resulted in the growth of deep‑discount cigarette brands. Deep‑discount cigarette brands are brands generally manufactured by companies that are not original participants to the MSA, and accordingly do not have cost structures burdened by the MSA. Since the MSA was signed, the category of deep‑discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially. If this growth continues, our results of operations, business cash flows, and overall financial condition would be negatively impacted.

RISK FACTORS RELATED TO THE RETAIL BUSINESS

•	Increased Competition in the Retail Health Food Industry May Have an Adverse Effect on Our Business.

In our retail health food business, we compete with a wide range of well financed regional and national competitors such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, General Nutrition Centers (“GNC”), and Vitamin World, which have all embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other and independent natural foods stores chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets have also significantly increased and emphasized their offerings of organic and natural products. Some of these competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting, and selling their products. Increased competition may have a material adverse effect on our results of operations, business, cash flow, and financial condition as the result of lower sales, lower gross profits and/or greater operating costs such as marketing.

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

Many of our stores are located in close proximity to shopping areas that also accommodate other well‑known anchor stores. Sales at our stores are derived, in part, from the volume of traffic generated by the other anchor stores in the shopping areas where our stores are located. Customer traffic may be adversely affected by regional economic downturns, a general downturn in the local area where our store is located, long‑term nearby road construction projects, the closing of nearby anchor stores or other nearby stores or the decline of the shopping environment in a particular shopping area. Any of these events would reduce our sales and leave us with excess inventory, which could have a material adverse impact on our business, financial condition, and results of operation. In response to such events, we may be required to increase markdowns or initiate marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

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

If we are unable to anticipate and satisfy consumer merchandise preferences in the regions where we operate, our sales may decrease, and we may be forced to increase markdowns of slow‑moving merchandise, either of which could negatively impact our business, results of operations, cash flow, and financial condition.

•

If We or Our Third‑Party Suppliers Fail to Comply With Regulatory Requirements, or are Unable to Provide Products that Meet Our Specifications, Our Business and Our Reputation Could be Negatively Impacted.

If we or our third‑party suppliers, including suppliers of our private label products, fail to comply with applicable regulatory requirements or to meet our specifications for quality, we could be required to take costly corrective action and our reputation could be negatively impacted. We do not own or operate any manufacturing facilities, and therefore depend upon independent third‑party vendors to produce our private label branded products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third‑party suppliers of our private label products may not maintain adequate controls with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. Additionally, there are no assurances we would be successful in finding new third‑party suppliers that meet our quality guidelines if needed. If any of these events were to occur, our results from operations, cash flow, liquidity position, and overall financial condition could be negatively impacted.

RISK FACTORS RELATED TO ALL OF OUR BUSINESSES

•	Employee Healthcare Benefits Represent a Significant Expense for Our Company and May Negatively Affect Our Profitability.

Healthcare represents a significant expense item for our Company and has been increasing in recent years similar to that of the general upward trend in healthcare costs nationwide. While we strive to control these costs through modifications to insurance coverage, including increasing co‑pays and deductibles, there can be no assurance that we will be as successful in controlling such costs in the future. Continued increases in healthcare costs, as well as changes in laws, regulations, and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations. In particular, changes mandated under the Patient Protection and Affordable Care Act and its overall impact on the healthcare industry may increase our healthcare costs and negatively impact our cost structure, cash flow, profitability, and overall financial condition.

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

The Company uses a combination of insurance and self‑insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with these risks are estimated by the Company, in part, by considering historical claims experience, demographic factors, severity factors, and other assumptions. Our results could be materially impacted by claims and other expenses related to such insurance plans if future occurrences and claims differ from these assumptions and historical trends.

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

•

We Rely Heavily on Our Information Technology Systems to Operate Our Business. Any Disruptions to These Technology Systems Including Security Breaches, Cyber‑Attacks, Malware, or Other Methods by Which Our Information Systems Could Be Compromised, May Have A Material Negative Impact on Our Business.

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

We are required to test annually goodwill and intangible assets with indefinite useful lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non‑cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

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

Under our credit facility, we are required to maintain a minimum debt service ratio if our excess availability falls below 10% of the maximum loan limit as defined in our revolving credit agreement. Our ability to comply with this covenant may be affected by factors beyond our control. If we breach, or if our lender contends that we have breached this covenant or any other restrictions, it could result in an event of default under our revolving credit facility, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facility could terminate their commitments to make further extensions of credit under our revolving credit facility. Additionally, our real estate notes payable includes a cross‑default provision that would cause it to be in default and due immediately if our credit facility was deemed to be in default.

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

We do not have any long‑term contracts with our suppliers committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we sell in the quantities we request or on favorable terms. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production based on conditions beyond our control. These conditions include job actions or strikes by employees of suppliers, inclement weather, drought, transportation interruptions, and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we sell as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

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

In addition, at September 2016 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in December 2017. If we were not able to renew our future labor agreements on similar terms, we may be unable to recover labor cost increases through increased prices or may suffer business interruptions as a result of strikes or other work stoppages.

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

Various provisions of our bylaws and of corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed by our management and Board of Directors. These anti‑takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and Board of Directors. These provisions include:

•	classification of our directors into three classes with respect to the time for which they hold office;
•	supermajority voting requirements to amend the provision in our certificate of incorporation providing for the classification of our directors into three such classes;
•	non‑cumulative voting for directors;
•	control by our Board of Directors of the size of our Board of Directors;
•	limitations on the ability of stockholders to call special meetings of stockholders; and
•	advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s six distribution centers and sixteen retail stores at September 2016 are set forth below:

Location	Square Feet
Distribution—IL, MO, ND, NE, SD, & TN	641,000
Retail—AR, FL, KS, MO, NE, & OK	156,400
Total Square Footage	797,400

Our Quincy, Illinois; Bismarck, North Dakota; and Rapid City, South Dakota distribution facilities are owned by our Company, and are subject to first mortgages granted to BMO Harris, NA (“BMO”). The Company leases its remaining distribution facilities, retail stores, offices, and certain equipment under noncancellable operating leases. Management believes that its existing facilities are adequate for the Company’s present level of operations, however, larger facilities and additional cross‑dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
Christopher H. Atayan	56	Chairman of the Board, Chief Executive Officer, Director
Kathleen M. Evans	69	President, Director
Andrew C. Plummer	42	Vice President, Chief Financial Officer, and Secretary

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE MKT under the trading symbol “DIT”. As of October 31, 2016, the closing price of our common stock on NYSE MKT was $92.10 and there were 690,042 common shares outstanding. As of that date, the Company had approximately 640 persons holding common shares beneficially of which approximately 140 are shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company’s common stock reported by NYSE MKT for fiscal 2016 and 2015.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
4th Quarter	$92.99	$88.98	$86.95	$78.00
3rd Quarter	89.62	80.05	85.00	75.00
2nd Quarter	82.76	70.09	83.71	75.00
1st Quarter	85.00	76.15	88.07	76.00

DIVIDEND POLICY

On a quarterly basis, the Company’s Board of Directors evaluates the potential declaration of dividend payments on the Company’s common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The Company’s revolving credit facility provides that the Company may not pay dividends on its common shares in excess of $1.00 per common share on an annual basis. There is no limit on dividend payments provided that certain excess availability measurements have been maintained for the thirty day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a fixed charge coverage ratio of at least 1.10 to 1.0 as defined in the credit facility agreement.

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $0.7 million or $1.00 per common share during fiscal 2016, and $0.5 million or $0.72 per common share during fiscal 2015.

Prior to conversion into common stock of the Company during the fourth quarter of fiscal 2016, the Company had Series A and B Convertible Preferred Stock (“Convertible Preferred Stock”) outstanding which were not registered under the Securities and Exchange Act of 1934. The Company paid cash dividends on the Series A and Series B Convertible Preferred Stock totaling $0.2 million during both fiscal 2016 and fiscal 2015. See Note 2 to Consolidated Financial Statements included in this Annual Report for further information regarding these securities.

REPURCHASE OF COMPANY SHARES

During the fourth quarter of fiscal 2016, the Company repurchased shares of its common stock for cash totaling approximately $0.8 million. During fiscal 2016, the Company repurchased a total of 56,391 shares of its common stock for cash totaling approximately $4.8 million. All repurchased shares were recorded in treasury stock at cost. At September 2016, 41,165 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors. In October 2016 and subsequent to the end of fiscal 2016, our Board of Directors renewed the repurchase authorization for 50,000 shares of the Company’s common stock.

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended September 30, 2016:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
		(b) Average	Purchased as Part	Shares (or Units) that
	(a) Total Number	Price Paid	of Publicly	May Yet Be Purchased
	of Shares (or	per Share	Announced Plans	Under the Plans or
Period	Units) Purchased	(or Unit)	or Programs	Programs*
July 1 - 31, 2016	—	—	—	50,000
August 1 - 31, 2016	—	—	—	50,000
September 1 - 30, 2016	8,835	$85.00	8,835	41,165
Total	8,835	$85.00	8,835	41,165

*            In July 2016, our Board of Directors authorized purchases of up to 50,000 shares of our Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. In October 2016 and subsequent to the end of fiscal 2016, our Board of Directors renewed the repurchase authorization for 50,000 shares.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S‑K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2016 and September 2015. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

Business Update—Wholesale Segment

We believe a number of trends will significantly influence the competitive landscapes in the coming years. First, we anticipate that ongoing consolidation and restructuring amongst the manufacturer base which supplies wholesale distributors such as our Company will likely compress gross margins industry-wide as manufacturers begin to offer less robust marketing programs to promote their products. Most recently, British American Tobacco PLC announced a proposal to acquire the remaining stake in one of our biggest cigarette and tobacco suppliers, Reynolds American Inc. We believe these consolidation and restructuring trends, combined with intense price competition among wholesale distributors, will continue a long term structural shift within the industry which favors larger distributors with more meaningful economies of scale. This in turn, may force many smaller distributors from the sector over time.

On the sales front, convenience store owners are experiencing heightened competition from the expansion of retail formats such as quick service restaurants, drug stores, and dollar stores, which are increasingly targeting product categories traditionally dominated by convenience stores.

Partially mitigating these competitive pressures is the continued strength and composition of the industry itself.  According to the National Association of Convenience Stores (“NACS”) 2015 State of the Industry Annual Report, 63% of

convenience stores are owned and operated by independent single store owners, and another 11% of total industry stores are operated by convenience store chains with between two and fifty stores, both of which are customer segments our Company has deep expertise in serving. Further, over the past ten years the independent single store owner customer segment has experienced a growth rate of 15.1% as compared to 1.3% for new stores added by chains.

The growing demand for fresh food offerings and convenience shopping has also bolstered the competitive position of the convenience store industry as compared to other retail formats. We believe trends, coupled with an increasing reliance on technology by convenience store owners may present opportunities for distributors to provide additional higher margin services to resource constrained convenience store owners in the coming years.

Given these considerations, our focus in the medium to long term will largely be focused on capitalizing on these emerging trends. In particular, our strategy will focus on three key areas: 1) offering an industry leading foodservice and merchandising platform, 2) the continued development of new and innovative technology applications which allow our customers to better manage growth and profitability and 3) expanding our geographic footprint via acquisitions and the roll-up of smaller distributors.

 Business Update—Retail Segment

The demand for natural and fresh products has become mainstream which has attracted a wide range of new competition. Both regional and national health food stores such as Whole Foods Market, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, General Nutrition Centers (“GNC”), Lucky’s Market, and Fresh Thyme Farmers Market have expanded aggressively in recent years. In addition, conventional retail stores (grocery stores, mass merchants etc.) have greatly expanded their natural product offerings. At the same time, the operating environment for retailers who maintain a physical footprint has intensified as consumers migrate to digital and web-based shopping formats.

Despite these factors, we believe the wellness sector presents a compelling long term growth opportunity. In an effort to better position our stores within the current operating environment, we have undertaken a number of initiatives to drive future growth.

These initiatives are centered around four functional areas including: 1) adding new stores which offer modern design themes and technology enabled convenience shopping attributes, 2) reimaging select stores within our portfolio, 3) implementation of a comprehensive program to optimize our merchandising strategy, and 4) introduction of a branding reimaging process and enhanced marketing program.

In connection with this strategic plan, during our fourth quarter of fiscal 2016 we opened a new flagship store in our Florida market which replaced our prior flagship store which was closed upon the expiration of its lease.

Forward looking, we believe that for many products (i.e. supplements, herbal remedies) health food and wellness retailing remains a high touch business requiring a certain degree of consultative engagement. Carrying a highly differentiated product mix that is more difficult to copy has been the hallmark of our business. As consumers continue to push for more improved labeling and traceability certifications, we plan to focus on higher margin growth categories such as “natural personal care products” to differentiate our stores and drive sales in the coming years.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2016 and 2015:

	Fiscal Years
	2016	2015
Sales	100.0%	100.0%
Cost of sales	94.2	94.0
Gross profit	5.8	6.0
Selling, general and administrative expenses	4.8	4.9
Depreciation and amortization	0.2	0.2
Operating income	0.8	0.9
Interest expense	0.1	0.1
Income before income taxes	0.7	0.8
Income tax expense	0.3	0.3
Net income	0.4	0.5
Preferred stock dividend requirements	—	—
Net income available to common shareholders	0.4%	0.5%

	Fiscal Years
(In millions)	2016 (2)	2015 (2)	Incr (Decr) (2)	% Change (2)
CONSOLIDATED:
Sales(1)	$1,294.6	$1,281.9	$12.8	1.0
Cost of sales	1,219.9	1,205.3	14.6	1.2
Gross profit	74.8	76.6	(1.8)	(2.3)
Gross profit percentage	5.8%	6.0%

Operating expense	$63.9	$65.0	$(1.1)	(1.7)
Operating income	10.9	11.5	(0.7)	(5.7)
Interest expense	0.7	0.8	(0.1)	(14.1)
Income tax expense	4.3	4.4	(0.1)	(2.9)
Net income	6.0	6.4	(0.4)	(6.0)

BUSINESS SEGMENTS:
Wholesale
Sales	$1,267.2	$1,250.5	$16.7	1.3
Gross profit	62.9	63.4	(0.5)	(0.9)
Gross profit percentage	5.0%	5.1%
Retail
Sales	$27.4	$31.3	$(3.9)	(12.5)
Gross profit	11.8	13.2	(1.4)	(10.1)
Gross profit percentage	43.2%	42.0%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $23.1 million in fiscal 2016 and $22.0 million in fiscal 2015.
(2)	Amounts calculated based on actual changes in the Consolidated Financial Statements.

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

SALES—Fiscal 2016 vs. Fiscal 2015

Sales in our Wholesale Segment increased $16.7 million from fiscal 2015 to fiscal 2016. Significant items impacting sales during fiscal 2016 included a $26.2 million increase in sales related to price increases implemented by cigarette manufacturers and a $6.9 million increase in sales related to higher sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). These increases were partially offset by a $16.4 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $3.9 million from fiscal 2015 to fiscal 2016. Of this change, approximately $2.1 million related to the impact of closing one of our Florida market stores as it was relocated, and $1.8 million related to lower sales in our remaining stores which have experienced increased competition.

GROSS PROFIT—Fiscal 2016 vs. Fiscal 2015

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

Gross profit in our Wholesale Segment decreased $0.5 million from fiscal 2015 to fiscal 2016. This change was primarily related to lower cigarette carton sales volume, partially offset by higher sales in our Other Products category.

Gross profit in our Retail Segment decreased $1.4 million from fiscal 2015 to fiscal 2016. Of this change, $0.7 million related to the temporary impact of closing one of our Florida market stores as it was relocated, and $0.7 million related to lower sales volume in our remaining stores.

OPERATING EXPENSE—Fiscal 2016 vs. Fiscal 2015

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

Consolidated operating expenses for fiscal 2016 decreased $1.1 million as compared to 2015. Significant items impacting fiscal 2016 operating expenses included a $1.0 million decrease in wholesale delivery costs and a $0.7 million decrease in our retail operating expenses. These decreases were partially offset by a $0.6 million increase in other operating costs including health insurance, employee benefits, and compensation.

Liquidity and Capital Resources

The Company’s variability in cash flows from operating activities is dependent on the timing of inventory purchases and seasonal fluctuations. For example, periodically we have inventory “buy‑in” opportunities which offer more favorable pricing terms. As a result, we may have to hold inventory for a period longer than the payment terms. This generates a cash outflow from operating activities which we expect to reverse in later periods. Additionally, during the warm weather months which is our peak time of operations, we generally carry higher amounts of inventory to ensure high fill rates and customer satisfaction.

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at September 2016:

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

•	The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 125 ‑ 175 basis points depending on certain credit facility utilization measures, at the election of the Company.
•	Lending limits subject to accounts receivable and inventory limitations.
•	An unused commitment fee equal to one‑quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.
•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.
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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day‑to‑day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2016 was $69.6 million, of which $10.5 million was outstanding, leaving $59.1 million available.

At September 2016, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short‑term LIBOR rate elections made by the Company. The average interest rate was 1.99% at September 2016.

During fiscal 2016, our peak borrowings under the Facility were $40.1 million and our average borrowings and average availability was $20.6 million and $47.0 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co‑Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2016. In addition, the Real Estate Loan contains co‑terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.4 million to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

Off‑Balance Sheet Arrangements

The Company does not have any off‑balance sheet arrangements.

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

While the Company believes its liquidity position going forward will be adequate to sustain operations, a precipitous change in operating environment could materially impact the Company’s future revenue stream as well as its ability to collect on customer accounts receivable or secure bank credit.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2016.

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
•

Specific credit exposure on certain accounts—Identified based on management’s review of the accounts receivable portfolio and taking into account the financial wherewithal of particular customers that management deems to have a higher risk of collection.

•	Market conditions—We consider a broad range of industry trends and macro‑economic issues which may impact the creditworthiness of our customers.

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

ASSUMPTIONS AND APPROACH USED.  We estimate our inventory obsolescence reserve at each balance sheet date based on the following criteria:

•	Slow moving products—Items identified as slow moving are evaluated on a case‑by‑case basis for impairment.
•

Obsolete/discontinued inventory—Products identified that are near or beyond their expiration dates. We may also discontinue carrying certain product lines for our customers. As a result, we estimate the market value of this inventory as if it were to be liquidated.

•

Estimated salvage value/sales price—The salvage value of the inventory is estimated using management’s evaluation of the congestion in the distribution channels and experience with brokers and inventory liquidators to determine the salvage value of the inventory.

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG‑LIVED ASSETS, INCLUDING GOODWILL

Long‑lived assets consist primarily of property and equipment, intangible assets, and goodwill acquired in business combinations. Property and equipment and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Indefinite‑lived intangible assets and goodwill are not amortized. Impairment of the Company’s long‑lived assets is assessed during the Company’s fourth fiscal quarter using both qualitative and quantitative analysis, or whenever events or circumstances change that indicate the carrying value of such long‑lived assets may not be recoverable. The Company recorded no impairment charges during either fiscal 2016 or fiscal 2015.

NATURE OF ESTIMATES REQUIRED.  Management has to estimate the useful lives of the Company’s long lived assets. In regard to the Company’s impairment analysis, the most significant assumptions include management’s estimate of the annual growth rate used to project future sales and expenses.

ASSUMPTIONS AND APPROACH USED.  For property and equipment, depreciable lives are based on our accounting policy which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of amortizable intangible assets, such as customer lists, we rely on our historical experience in addition to estimates of how long certain assets will generate cash flows. If impairment indicators arise, we then evaluate the potential impairment of property and equipment and amortizable identifiable intangible assets using an undiscounted future cash flow approach.

When evaluating the potential impairment of non‑amortizable indefinite‑lived assets and goodwill we first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two‑step impairment testing methodology using the income approach (discounted cash flow method).

A discounted cash flow methodology requires estimation in (i) forecasting future earnings (ii) determining the discount rate applicable to the earnings stream being discounted, and (iii) computing a terminal value at some point in the future. The forecast of future earnings is an estimate of future financial performance based on current year results and management’s evaluation of the market potential for growth. The discount rate is a weighted average cost of capital using a targeted debt‑to‑equity ratio using the industry average under the assumption that it represents our optimal capital structure and can be achieved in a reasonable time period. The terminal value is determined using a commonly accepted growth model.

INSURANCE

The Company’s insurance for workers’ compensation, general liability and employee‑related health care benefits are provided through high‑deductible or self‑insured programs. As a result, the Company accrues for its workers’ compensation liability based upon claim reserves established with the assistance of a third‑party administrator, which are then trended and developed. The reserves are evaluated at the end of each reporting period. Due to the uncertainty involved with the realization of claims incurred but unreported, management is required to make estimates of these claims.

ASSUMPTIONS AND APPROACH USED.  In order to estimate our reserve for incurred but unreported claims we consider the following key factors:

Employee Health Insurance Claims

•	Historical claims experience—We review loss runs for each month to calculate the average monthly claims experience.
•	Lag period for reporting claims—Based on our analysis, our experience is such that we have a minimum of a one month lag period in which claims are reported.

Workers’ Compensation Insurance Claims

•	Historical claims experience—We review prior years’ loss runs to estimate the average annual expected claims and review monthly loss runs to compare our estimates to actual claims.
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
•

Volume sales incentives—We use historical experience in combination with quarterly reviews of customers’ sales progress in order to estimate the amount of volume incentives due to the customers on a periodic basis.

Our estimates and assumptions for each of the aforementioned critical accounting estimates have not changed materially during the periods presented, nor are we aware of any reasons that they would be reasonably likely to change in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company is currently evaluating the following new accounting pronouncements and their potential impact, if any, on our consolidated financial statements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 with early adoption permitted.

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year.

In November 2015, FASB issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU 2015-17 can be applied retrospectively or prospectively with early adoption permitted.

In July 2015, FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10‑K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains forward‑looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, company performance and financial results. Forward‑looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect,” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward‑ looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions.

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward‑looking statements:

•	increasing competition in our wholesale and retail health food businesses and any associated impact on the carrying value of intangible assets within those businesses,

•	increases in state and federal excise taxes on cigarette and tobacco products,

•	higher commodity prices which could impact food ingredient costs for many of the products we sell,

•	regulation of cigarette, tobacco, and e-cigarette products by the FDA, in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	changes in fuel prices,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	risks associated with opening new retail stores,

•	the expansion of large and well capitalized national and regional health food retail store chains,

•	increasing competition in our retail health food segment from conventional retailers (grocery stores, mass merchants etc.),

•

management periodically reviews market conditions and the demand for various assets that may lead to acquisitions, divestitures, new business ventures, or efforts to expand, each which carries integration and execution risk,

•	increasing health care costs and the potential impact on discretionary consumer spending,

•	changes in laws and regulations and ongoing compliance with the Patient Protection and Affordable Care Act,

•	decreased availability of capital resources,

•	domestic regulatory and legislative risks,

•	poor weather conditions,

•	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

•	natural disasters and domestic or political unrest,

•	other risks over which the Company has little or no control, and any other factors not identified herein

Changes in these factors could result in significantly different results. Consequently, future results may differ from management’s expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance. Any forward‑looking statement contained herein is made as of the date of this document. Except as required by law, the Company undertakes no obligation to publicly update or correct any of these forward‑ looking statements in the future to reflect changed assumptions, the occurrence of material events or changes in future operating results, financial conditions or business over time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AMCON Distributing Company

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCON Distributing Company and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Omaha, Nebraska

November 8, 2016

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2016	2015
ASSETS
Current assets:
Cash	$605,380	$219,536
Accounts receivable, less allowance for doubtful accounts of $0.7 million at 2016 and $0.9 million at 2015	30,033,104	31,866,787
Inventories, net	48,404,882	60,793,478
Deferred income taxes	1,441,919	1,553,726
Income taxes receivable	164,959	113,238
Prepaid and other current assets	8,608,049	2,125,908
Total current assets	89,258,293	96,672,673

Property and equipment, net	12,607,877	12,753,145
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,759,311	4,090,978
Other assets	288,082	317,184
	$112,263,390	$120,183,807
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,164,983	$17,044,726
Accrued expenses	6,792,884	7,224,963
Accrued wages, salaries and bonuses	3,580,996	3,282,354
Current maturities of long-term debt	362,495	351,383
Total current liabilities	28,901,358	27,903,426

Credit facility	10,537,226	20,902,207
Deferred income taxes	4,021,569	3,696,098
Long-term debt, less current maturities	3,021,824	3,384,319
Other long-term liabilities	30,815	34,860

Series A cumulative, convertible preferred stock, $.01 par value 100,000 shares authorized, and 100,000 shares issued and outstanding with a total liquidation preference of $2.5 million at September 2015 and no shares outstanding at September 2016	—	2,500,000
Series B cumulative, convertible preferred stock, $.01 par value 80,000 shares authorized, and 16,000 shares issued and outstanding with a total liquidation preference of $0.4 million at September 2015 and no shares outstanding at September 2016	—	400,000

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 116,000 shares outstanding and issued in Series A and B referred to above	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 677,057 shares outstanding and issued at September 2016 and 621,104 shares outstanding and issued at September 2015	8,184	7,061
Additional paid-in capital	19,525,554	15,509,199
Retained earnings	58,693,241	53,527,606
Treasury stock at cost	(12,476,381)	(7,680,969)
Total shareholders’ equity	65,750,598	61,362,897
	$112,263,390	$120,183,807

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2016	2015
Sales (including excise taxes of $386.1 million and $390.8 million, respectively)	$1,294,625,223	$1,281,855,896
Cost of sales	1,219,855,401	1,205,287,311
Gross profit	74,769,822	76,568,585
Selling, general and administrative expenses	61,733,220	62,769,438
Depreciation and amortization	2,162,667	2,264,184
	63,895,887	65,033,622
Operating income	10,873,935	11,534,963

Other expense (income):
Interest expense	723,221	841,739
Other (income), net	(104,959)	(69,054)
	618,262	772,685
Income from operations before income tax expense	10,255,673	10,762,278
Income tax expense	4,275,000	4,401,000
Net income	5,980,673	6,361,278
Preferred stock dividend requirements	(160,360)	(195,105)
Net income available to common shareholders	$5,820,313	$6,166,173

Basic earnings per share available to common shareholders	$9.37	$9.96
Diluted earnings per share available to common shareholders	$8.38	$8.59

Basic weighted average shares outstanding	621,435	619,295
Diluted weighted average shares outstanding	713,897	740,233

Dividends declared and paid per common share	$1.00	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2014	667,698	6,677	(65,287)	(5,965,503)	13,571,909	47,829,201	55,442,284
Dividends on common stock, $0.72 per share	—	—	—	—	—	(467,768)	(467,768)
Dividends on convertible preferred stock	—	—	—	—	—	(195,105)	(195,105)
Compensation expense and issuance of stock in connection with equity-based awards	13,411	134	—	—	1,167,540	—	1,167,674
Proceeds from the exercise of stock options	25,000	250	—	—	449,750	—	450,000
Net excess tax benefit on equity-based awards	—	—	—	—	320,000	—	320,000
Repurchase of common stock	—	—	(19,718)	(1,715,466)	—	—	(1,715,466)
Net income	—	—	—	—	—	6,361,278	6,361,278
Balance September 30, 2015	706,109	$7,061	(85,005)	$(7,680,969)	$15,509,199	$53,527,606	$61,362,897
Dividends on common stock, $1.00 per share	—	—	—	—	—	(654,678)	(654,678)
Dividends on convertible preferred stock	—	—	—	—	—	(160,360)	(160,360)
Compensation expense and issuance of stock in connection with equity-based awards	13,637	136	—	—	1,117,450	—	1,117,586
Conversion of Series A and Series B Convertible Preferred Stock to common stock by holders	98,707	987	—	—	2,898,905	—	2,899,892
Repurchase of common stock	—	—	(56,391)	(4,795,412)	—	—	(4,795,412)
Net income	—	—	—	—	—	5,980,673	5,980,673
Balance, September 30, 2016	818,453	$8,184	(141,396)	$(12,476,381)	$19,525,554	$58,693,241	$65,750,598

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,980,673	$6,361,278
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,831,000	1,899,184
Amortization	331,667	365,000
(Gain) loss on sale of property and equipment	(58,926)	76,546
Equity-based compensation	1,403,584	1,224,661
Net excess tax benefit on equity-based awards	—	(320,000)
Deferred income taxes	437,278	264,336
(Recovery) provision for losses on doubtful accounts	(199,000)	82,000
(Recovery) provision for losses on inventory obsolescence	(57,247)	69,324
Other	(4,045)	(8,045)
Changes in assets and liabilities:
Accounts receivable	2,032,683	1,338,145
Inventories	12,445,843	(17,227,536)
Prepaid and other current assets	(6,482,141)	2,908,662
Other assets	29,102	130,965
Accounts payable	976,142	643,487
Accrued expenses and accrued wages, salaries and bonuses	(228,552)	1,028,560
Income taxes receivable	(51,721)	(1,396,852)
Net cash flows from operating activities	18,386,340	(2,560,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,594,848)	(1,018,391)
Proceeds from sales of property and equipment	112,157	41,000
Net cash flows from investing activities	(1,482,691)	(977,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on bank credit agreements	(10,364,981)	5,820,424
Principal payments on long-term debt	(351,383)	(341,190)
Proceeds from exercise of stock options	—	450,000
Repurchase of common stock	(4,795,412)	(1,715,466)
Net excess tax benefit on equity-based awards	—	320,000
Dividends paid on convertible preferred stock	(160,360)	(195,105)
Dividends on common stock	(654,678)	(467,768)
Withholdings on the exercise of equity-based awards	(190,991)	(213,605)
Net cash flows from financing activities	(16,517,805)	3,657,290
Net change in cash	385,844	119,614
Cash, beginning of period	219,536	99,922
Cash, end of period	$605,380	$219,536

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$737,252	$828,005
Cash paid during the period for income taxes	3,889,443	5,533,516

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	167,444	23,329
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,174,981	1,240,842
Issuance of common stock in connection with the redemption of Series A & B convertible preferred stock	2,899,892	—

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

AMCON’s wholesale distribution business includes six distribution centers that sell approximately 16,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON also operates six retail health food stores in Florida under the name Chamberlin’s Market & Café (“Chamberlin’s”) and ten in the Midwest under the name Akin’s Natural Foods Market (“Akin’s”). These stores carry natural supplements, groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 72% of our consolidated revenue and 22% of our consolidated gross profit during fiscal 2016 and 72% of our consolidated revenue and 24% of our consolidated gross profit during fiscal 2015.

(b) Accounting Period:

The Company’s fiscal year ends on September 30 and the fiscal years ended September 30, 2016 and September 30, 2015 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly‑owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2016 and fiscal 2015 totaled approximately $2.6 million and $1.1 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 6). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

(f) Inventories:

At September 2016 and September 2015, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both September 2016 and September 2015, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non‑refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2016	September 2015
Prepaid expenses	$1.2	$1.3
Prepaid inventory	7.4	0.8
	$8.6	$2.1

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

The Company reviews property and equipment for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the asset group are estimated over the asset’s useful life of the primary asset and based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the asset group may not be recoverable, the potential impairment is determined based on the amount by which the carrying value of the asset group exceeds the fair value of the asset group.

(i) Goodwill and Intangible Assets:

Our goodwill consists of the excess purchase price paid in business combinations over the fair value of assets acquired. Our intangible assets consist of trademarks, tradenames, customer relationships, and the value of non‑competition agreements acquired as part of acquisitions. Goodwill, trademarks, and tradenames are considered to have indefinite lives.

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

When evaluating the potential impairment of non‑amortizable indefinite‑lived assets and goodwill we first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. In addition, the Company supplemented its Fiscal 2016 qualitative analysis with a quantitative analysis. If after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to a two‑step impairment testing methodology using the income approach (discounted cash flow method) as discussed below.

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

We arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by particular assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions such as but not limited to projected sales growth rates, gross profit estimates, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are assessed for impairment whenever events or circumstances change which may indicate that the carrying amount of the assets may not be recoverable. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used in evaluating the elements of property and equipment. If impaired, the related assets are written down to their estimated fair value.

No impairments of goodwill, indefinite‑lived assets, or identifiable intangible assets with finite lives were recorded during either fiscal 2016 or fiscal 2015.

(j) Revenue Recognition:

AMCON recognizes revenue when title passes to our customers. In our Wholesale Segment, this occurs when products are delivered to customers (which generally is the same day products are shipped) and in our retail health food segment when products are sold to consumers. Sales are shown net of returns, discounts, and sales incentives to customers.

(k) Insurance:

The Company’s workers’ compensation, general liability, and employee‑related health care benefits are provided through high‑deductible or self‑ insurance programs. As a result, the Company accrues for its workers’ compensation and general liability based upon a claim reserve analysis. The Company has issued a letter of credit in the amount of $0.4 million to its workers’ compensation insurance carrier as part of its loss control program. The reserve for incurred, but not reported, employee health care benefits is calculated using the Company’s historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

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

(m) Share-Based Compensation:

The Company recognizes expense for its share‑based compensation based on the fair value of the awards that are granted. The fair value of the stock options is estimated at the date of grant using the Black‑Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock units is based on the Company’s period ending closing price. Measured compensation cost is recognized ratably over the vesting period of the related share‑based compensation award and is reflected in our Consolidated Statement of Operations under “selling, general and administrative expenses.”

(n) Customer Sales Incentives:

The Company provides sales rebates or discounts to our wholesale customers. These incentives are recorded as a reduction of sales revenue as earned by the customer.

(o) Per-share results:

Basic earnings or loss per share data are based on the weighted‑average number of common shares outstanding during each period. Diluted earnings or loss per share data are based on the weighted‑average number of common shares outstanding and the effect of all dilutive potential common shares including stock options and conversion features of the Company’s preferred stock issuances.

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

(q) Fair Value Measurements:

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of trade accounts receivable, other receivables, trade accounts payable, accounts payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of the Company’s variable rate debt also approximates fair value.

(r) Recent Accounting Pronouncements:

The Company is currently evaluating the following new accounting pronouncements and their potential impact, if any, on our consolidated financial statements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 with early adoption permitted.

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year.

In November 2015, FASB issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU 2015-17 can be applied retrospectively or prospectively with early adoption permitted.

In July 2015, FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

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

2. CONVERTIBLE PREFERRED STOCK:

During fiscal 2016, the holders of Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”), (collectively, the “Preferred Stock”) converted all of their holdings into a total of 98,707 common shares of the Company pursuant to the terms provided in the Preferred Stock agreements. At September 2015, 100,000 shares of Series A and 16,000 shares of Series B were outstanding as set forth in the following table:

	Series A	Series B
Date of issuance:	June 17, 2004	October 8, 2004
Optionally redeemable beginning	June 18, 2006	October 9, 2006
Par value (gross proceeds):	$2,500,000	$400,000
Number of shares outstanding at September 2015:	100,000	16,000
Liquidation preference per share:	$25.00	$25.00
Conversion price per share:	$30.31	$24.65
Number of common shares in which to be converted:	82,480	16,227
Dividend rate:	6.785%	6.37%

Mr. Christopher Atayan, AMCON’s Chief Executive Officer and Chairman of the Board, owned all of the outstanding shares of the Series A Preferred Stock and 8,000 shares of the Series B Preferred Stock. The Company paid cash dividends of approximately $0.1 million and $0.2 million during fiscal 2016 and fiscal 2015, respectively, to Mr. Atayan related to his ownership of the Series A Convertible Preferred Stock and Series B convertible Preferred Stock.

3. EARNINGS PER SHARE:

Basic earnings per share available to common shareholders is calculated by dividing net income less preferred stock dividend requirements by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing income from operations less preferred stock dividend requirements (when anti‑dilutive) by the sum of the weighted average common shares outstanding and the weighted average dilutive options, using the treasury stock method.

Shares of common stock underlying outstanding stock options and restricted stock unit awards at September 2016 and September 2015 which were anti‑dilutive were not included in the computations of diluted earnings per share. There were no anti-dilutive awards at September 2016 and 2015.

	For Fiscal Years
	2016	2015
	Basic	Basic
Weighted average common shares outstanding	621,435	619,295
Net income	$5,980,673	$6,361,278
Deduct: convertible preferred stock dividends	(160,360)	(195,105)
Net income available to common shareholders	$5,820,313	$6,166,173
Net earnings per share available to common shareholders	$9.37	$9.96

	For Fiscal Years
	2016	2015
	Diluted	Diluted
Weighted average common shares outstanding	621,435	619,295
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock(1)	92,462	120,938
Weighted average number of shares outstanding	713,897	740,233
Net income	$5,980,673	$6,361,278
Deduct: convertible preferred stock dividends (2)	—	—
Net income available to common shareholders	$5,980,673	$6,361,278
Net earnings per share available to common shareholders	$8.38	$8.59

(1)

Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive. See Note 2 regarding the conversion of the convertible preferred stock during fiscal 2016.

(2)

Diluted earnings per share calculation excludes dividend payments for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2016 and September 2015 consisted of the following:

	2016	2015
Land	$648,818	$648,818
Buildings and improvements	10,661,543	10,609,478
Warehouse equipment	12,915,534	12,801,465
Furniture, fixtures and leasehold improvements	10,118,995	10,656,515
Vehicles	2,164,794	2,536,919
Construction in progress	32,968	55,803
	36,542,652	37,308,998
Less accumulated depreciation and amortization:
Owned property and equipment	(23,934,775)	(24,555,853)
	$12,607,877	$12,753,145

5. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at September 2016 and September 2015 was as follows:

	2016	2015
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets at fiscal year ends 2016 and 2015 consisted of the following:

	2016	2015
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Non-competition agreement (less accumulated amortization of approximately $0.5 million at September 2016 and $0.4 million at September 2015)	—	66,667
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $1.7 million and $1.5 million at September 2016 and September 2015, respectively)	386,042	651,042
	$3,759,311	$4,090,978

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At September 2016 and September 2015, identifiable intangible assets considered to have finite lives were represented by customer relationships and the value of a non‑competition agreement acquired as part of previous acquisitions. The customer relationships are being amortized over eight years and the value of the non‑competition agreement is being amortized over five years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets totaled $0.3 million and $0.4 million during fiscal 2016 and fiscal 2015, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at September 2016:

Fiscal 2017	$265,000
Fiscal 2018	79,375
Fiscal 2019	41,667
$386,042

6. DEBT:

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

CREDIT FACILITY

	2016	2015
Revolving portion of the Facility, interest payable at 1.99% at September 2016	$10,537,226	$20,902,207

The Facility included the following significant terms at September 2016:

•	A July 2018 maturity date without a penalty for prepayment.
•	$70.0 million revolving credit limit.
•	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.
•	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.
•

Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

•	The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 125 ‑ 175 basis points depending on certain credit facility utilization measures, at the election of the Company.
•	Lending limits subject to accounts receivable and inventory limitations.
•	An unused commitment fee equal to one‑quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.
•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.
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

During fiscal 2016, total borrowings and payments on the Facility were approximately $1.3 billion and $1.3 billion, respectively, resulting in net payments of $10.4 million. Total borrowings and repayment on the Facility during fiscal 2015 were approximately $1.3 billion and $1.3 billion, respectively, resulting in net advances of $5.8 million.

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long‑term obligations at fiscal 2016 and fiscal 2015.

	2016	2015
Note payable to a bank (“Real Estate Loan”), interest payable at a fixed rate of 2.99% with monthly installments of principal and interest of $38,344 through August 2021 with remaining principal due September 2021, collateralized by three distribution facilities	$3,384,319	$3,735,702

Less current maturities	362,495	351,383
	$3,021,824	$3,384,319

The aggregate minimum principal maturities of the long‑term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2017	362,495
2018	373,645
2019	385,139
2020	396,809
2021	1,866,231
$3,384,319

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long‑term debt approximated its carrying value at September 2016.

Cross Default and Co‑Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2016. In addition, the Real Estate Loan contains co‑terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

7. INCOME TAXES:

The components of income tax expense from operations for fiscal 2016 and fiscal 2015 consisted of the following:

	2016	2015
Current: Federal	$3,355,335	$3,650,491
Current: State	482,387	486,173
	3,837,722	4,136,664
Deferred: Federal	401,159	242,502
Deferred: State	36,119	21,834
	437,278	264,336
Income tax expense	$4,275,000	$4,401,000

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 35% for both fiscal 2016 and fiscal 2015 on income before income taxes is as follows:

	2016	2015
Tax at statutory rate	$3,589,485	$3,766,798
Nondeductible business expenses	368,002	355,710
State income taxes, net of federal tax benefit	345,323	347,157
Other	(27,810)	(68,665)
	$4,275,000	$4,401,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to the net deferred tax asset (liabilities) at fiscal year ends 2016 and 2015 relate to the following:

	2016	2015
Deferred tax assets:
Current:
Allowance for doubtful accounts	$246,178	$319,818
Accrued expenses	1,084,140	1,076,222
Inventory	464,648	523,396
	1,794,966	1,919,436
Noncurrent:
Property and equipment	$21,087	$180,285
Net operating loss carry forwards—federal	241,717	287,759
Net operating loss carry forwards—state	592,559	596,545
	855,363	1,064,589
Total deferred tax assets	2,650,329	2,984,025
Valuation allowance	(592,559)	(586,299)
Net deferred tax assets	$2,057,770	$2,397,726
Deferred tax liabilities:
Current:
Trade discounts	$353,047	$365,710

Noncurrent:
Property and equipment	1,618,875	1,531,346
Goodwill	1,308,729	1,246,782
Intangible assets	1,356,769	1,396,260
	4,284,373	4,174,388
Total deferred tax liabilities	$4,637,420	$4,540,098
Net deferred tax assets (liabilities):
Current	$1,441,919	$1,553,726
Noncurrent	(4,021,569)	(3,696,098)
	$(2,579,650)	$(2,142,372)

At September 2016, the Company had a $0.2 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $0.7 million and were primarily attributable to the Company’s fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. (“HNWC”), a wholly owned subsidiary of the Company. The utilization of HNWC’s net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

At September 2016, the Company had a valuation allowance of approximately $0.6 million against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during either fiscal 2016 or fiscal 2015, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2013 and forward remain open under U.S. and state statutes.

8. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.7 million (net of employee forfeitures) in both fiscal 2016 and fiscal 2015.

9. COMMITMENTS AND CONTINGENCIES:

Lease Obligations

The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases totaled approximately $5.5 million in fiscal 2016 and $5.3 million in fiscal 2015.

At September 2016 the minimum future lease commitments were as follows:

Operating
Fiscal Year Ending	Leases
2017	$5,012,544
2018	4,526,062
2019	3,630,507
2020	2,746,947
2021	1,729,502
Thereafter	3,790,027
Total minimum lease payments	$21,435,589

Liability Insurance

The Company carries property, general liability, vehicle liability, directors and officers’ liability and workers’ compensation insurance. Additionally, the Company carries an umbrella liability policy to provide excess coverage over the underlying limits of the aforementioned primary policies.

The Company’s insurance programs for workers’ compensation, general liability, and employee related health care benefits are provided through high deductible or self‑insured programs. Claims in excess of self‑insurance levels are fully insured subject to policy limits. Accruals are based on historical claims experience, actual claims filed, and estimates of claims incurred but not reported.

The Company’s liabilities for unpaid and incurred, but not reported claims, for workers’ compensation, general liability, and health insurance at September 2016 and September 2015 was $1.3 million and $1.6 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self‑insured liabilities reserve is set forth below (in millions):

	2016	2015
Beginning balance	$1.6	$1.4
Charged to expense	5.7	4.8
Payments	6.0	4.6
Ending balance	$1.3	$1.6

10. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plan

The Company has two equity-based incentive plans, the 2007 Omnibus Incentive Plan and 2014 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 225,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2016, awards with respect to a total of 173,555 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 51,445 shares may be awarded under the Omnibus Plans.

Stock Options

The Company issued 5,500 and 6,000 incentive stock options during fiscal 2016 and fiscal 2015, respectively, to various employees pursuant to the provisions of the Company’s 2014 Omnibus Plan. These awards vest in equal installments over a five year service period. The awards had an estimated fair value at the grant date of approximately $0.1 million in both fiscal years using the Black‑Scholes option pricing model. The following assumptions were used in connection with the Black‑Scholes option pricing calculation as it relates to the fiscal 2016 and fiscal 2015 incentive stock option awards:

	Stock Option	Stock Option
	Pricing	Pricing
	Assumptions	Assumptions
	2016	2015
Risk-free interest rate	1.98%	1.93%
Dividend yield	0.9%	0.9%
Expected volatility	24.30%	22.70%
Expected life in years	6	6

The stock options issued by the Company expire ten years from the grant date and include a five year graded vesting schedule.  At September 2016, the Company had 22,800 stock options outstanding with a weighted average exercise price of $69.79 per share and 9,200 stock options which were exercisable with a weighted average price of $59.05 per share.

The following is a summary of stock option activity during fiscal 2016:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2015	21,100	$64.16
Granted	5,500	83.90
Exercised	(3,800)	58.95
Forfeited/Expired	—	—
Outstanding at September 2016	22,800	$69.79

Net income before income taxes included compensation expense related to the amortization of the Company’s stock option awards of $0.1 million during both fiscal 2016 and fiscal 2015. At September 2016, total unamortized compensation expense related to stock options was approximately $0.2 million. This unamortized compensation expense is expected to be amortized over approximately the next 40 months.

The aggregate intrinsic value of stock options outstanding was approximately $0.5 million and $0.3 million at September 2016 and September 2015, respectively. The aggregate intrinsic value of stock options exercisable was approximately $0.3 million and $0.2 million at September 2016 and September 2015, respectively.

The total intrinsic value of stock options exercised was $0.1 million and $1.6 million in fiscal 2016 and fiscal 2015, respectively. The total fair value of stock options vested was $0.4 million during both fiscal 2016 and fiscal 2015.

Restricted Stock Units

At September 2016, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 2013	October 2014	October 2015
Original number of awards issued:	17,600	13,000	13,250
Service period:	36 - 60 months	36 months	36 - 60 months
Estimated fair value of award at grant date:	$1,486,000	$1,083,000	$1,112,000
Awards outstanding at September 30, 2016	6,649	8,668	13,250
Fair value of non-vested awards at September 30, 2016:	$605,000	$788,000	$1,205,000

(1)10,951 restricted stock units were vested as of September 2016. 4,669 restricted stock units will vest in October 2016. The remaining 1,980 restricted stock units will vest in equal amounts in October 2016, October 2017, and October 2018.

(2)4,332 of the restricted stock units were vested as of September 2016. The remaining 8,668 restricted stock units will vest in equal amounts in October 2016, and October 2017.

(3)13,000 of the restricted stock units will vest in equal amounts in October 2016, October 2017, and October 2018. The remaining 250 restricted stock units will vest annually in October 2016 through October 2020.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting. Based on these award provisions, the compensation expense recorded in the Company’s Statement of Operations reflects the straight‑line amortized fair value based on the period end closing price under the liability method.

Net income before income taxes included compensation expense related to the amortization of the Company’s restricted stock unit awards of approximately $1.3 million and $1.2 million during fiscal 2016 and fiscal 2015, respectively. The tax benefit related to this compensation expense was approximately $0.5 million in both fiscal 2016 and 2015, respectively. The total intrinsic value of restricted stock units vested was approximately $1.3 million during both fiscal 2016 and fiscal 2015.

Total unamortized compensation expense for these awards based on the September 2016 closing price was approximately $1.3 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 17 months (the weighted‑average period). The following summarizes restricted stock unit activity under the Omnibus Plans during fiscal 2016:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock units at September 30, 2015	29,977	$80.00
Granted	13,250	$83.90
Vested	(14,660)	$83.95
Expired	—	—
Nonvested restricted stock units at September 30, 2016	28,567	$90.96

11. BUSINESS SEGMENTS:

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2016:
External revenues:
Cigarettes	$929,512,552	$—	$—	$929,512,552
Tobacco	153,176,500	—	—	153,176,500
Confectionery	83,196,699	—	—	83,196,699
Health food	—	27,416,987	—	27,416,987
Foodservice & other	101,322,485	—	—	101,322,485
Total external revenue	1,267,208,236	27,416,987	—	1,294,625,223
Depreciation	1,390,625	440,375	—	1,831,000
Amortization	331,667	—	—	331,667
Operating income	16,177,122	51,749	(5,354,936)	10,873,935
Interest expense	115,415	—	607,806	723,221
Income from operations before taxes	16,148,463	69,952	(5,962,742)	10,255,673
Total assets	98,990,407	13,159,963	113,020	112,263,390
Capital expenditures	851,718	743,130	—	1,594,848

FISCAL YEAR ENDED 2015:
External revenue:
Cigarettes	$919,708,097	$—	$—	$919,708,097
Tobacco	148,373,140	—	—	148,373,140
Confectionery	83,201,334	—	—	83,201,334
Health food	—	31,325,389	—	31,325,389
Foodservice & other	99,247,936	—	—	99,247,936
Total external revenue	1,250,530,507	31,325,389	—	1,281,855,896
Depreciation	1,427,011	470,299	1,874	1,899,184
Amortization	365,000	—	—	365,000
Operating income	16,487,097	661,835	(5,613,969)	11,534,963
Interest expense	129,397	194,349	517,993	841,739
Income from operations before taxes	16,408,321	485,918	(6,131,961)	10,762,278
Total assets	107,220,546	12,813,643	149,618	120,183,807
Capital expenditures	854,924	163,467	—	1,018,391

12. TREASURY STOCK:

During fiscal 2016, the Company repurchased 56,391 shares of its common stock from independent third parties for cash totaling approximately $4.8 million. All repurchased shares are recorded in treasury stock at cost.

13. SUBSEQUENT EVENT:

On October 25, 2016 the Compensation Committee of the Company’s Board of Directors awarded long-term incentive equity awards to members of the Company’s executive management team totaling 13,000 awards that include a graded vesting schedule over three years that may ultimately be settled in stock or cash.

At the same time, the Company’s Board of Directors replenished the number of shares authorized for repurchase under AMCON’s existing Common Stock repurchase program. The program provides for the purchase of up to 50,000 shares of AMCON’s common stock; the shares may be purchased from time to time in open market or negotiated transactions.

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

As required by Rules 13a‑15(b) and 15d‑15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a‑15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes‑Oxley and Item 308(a) of Regulation S‑K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, we used the criteria set forth in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the December 2016 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10‑K and such information is incorporated herein by this reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant’s Proxy Statement will contain under the captions “Executive Compensation and Related Matters” and “Corporate Governance and Board Matters—Director Compensation” the information required by Item 11 of Form 10‑K, and such information is incorporated herein by this reference. Rules of the Securities and Exchange Commission permit the Company to omit the disclosure contemplated by Item 407(e)(4) and (e)(5) relating to “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, respectively, and this annual report does not include such disclosure.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Registrant’s Proxy Statement will contain under the captions “Ownership of Our Common Stock by Our Directors and Executive Officers and Other Principal Stockholders” and “Executive Compensation and Related Matters—Equity Compensation Plan Information” the information required by Item 12 of Form 10‑K and such information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant’s Proxy Statement will contain under the captions “Certain Relationships and Related Party Transactions”, “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” and “Corporate Governance and Board Matters—Committees of the Board”, the information required by Item 13 of Form 10‑K and such information is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s Proxy Statement will contain under the caption “Independent Auditor Fees and Services”, the information required by Item 14 of Form 10‑K and such information is incorporated herein by this reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules, and Exhibits

(1)Financial Statements

The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements under Item 8.

(2)Financial Statement Schedules

Not Applicable.

(3)Exhibits

3.1	Restated Certificate of Incorporation of AMCON Distributing Company, as amended May 12, 2004 (incorporated by reference to Exhibit 3.1 of AMCON’s Annual Report on Form 10‑K filed November 7, 2008)
3.2	Certificate of Amendment of Certificate of Incorporation dated March 18, 2005 (incorporated by reference to Exhibit 3.2 of AMCON’s Annual Report on Form 10‑K filed November 7, 2008)
3.3

Second Corrected Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of AMCON Distributing Company dated August 5, 2004 (incorporated by reference to Exhibit 3.3 of AMCON’s Quarterly Report on Form 10‑Q filed on August 9, 2004)

3.4

Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of AMCON Distributing Company dated October 8, 2004 (incorporated by reference to Exhibit 3.4 of AMCON’s Annual Report on Form 10‑K filed on January 7, 2005)

3.5	Amended and Restated Bylaws of AMCON Distributing Company dated January 29, 2008 (incorporated by reference to Exhibit 3.2 of AMCON’s Current Report on Form 8‑K filed on February 4, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of AMCON’s Registration Statement on Form S‑1 (Registration No. 33‑82848) filed on August 15, 1994)

4.2

Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON’s Annual Report on Form 10‑K filed on January 7, 2005)

10.1

Second Amended and Restated Loan and Security Agreement, date April 18, 2011, between AMCON Distributing Company and Bank of America, as agent (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10‑Q filed on April 19, 2011)

10.2	Consent and First Amendment to Second Amended and Restated Credit Agreement dated May 27, 2011 (incorporated by reference to Exhibit 10.2 of AMCON’s Form 8‑K filed on May 31, 2011)
10.3

Second Amendment to Second Amended and Restated Loan and Security Agreement, date July 16, 2013, between AMCON Distributing Company and Bank of America, (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10‑Q filed on July 18, 2013)

10.4

AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S‑1 (Registration No. 33‑82848) filed on November 8, 1994)*

10.5	2007 Omnibus Incentive Plan dated April 17, 2007 (incorporated herein by reference to Exhibit 10.12 to AMCON’s Annual Report on Form 10‑K filed on November 9, 2007)*

10.6

Security Agreement by and between AMCON Distributing Company and Gold Bank (predecessor to BMO Harris Bank); (incorporated by reference to Exhibit 10.24 of AMCON’s Quarterly Report on Form 10‑Q filed on February 14, 2005)

10.7

Change of Control Agreement between the Company and Christopher H. Atayan, dated December 29, 2006 (incorporated by reference to Exhibit 10.40 of AMCON’s Annual Report on Form 10‑K filed on December 29, 2006)*

10.8

Change of Control Agreement between the Company and Kathleen M. Evans, dated December 29, 2006 (incorporated by reference to Exhibit 10.41 of AMCON’s Annual Report on Form 10‑K filed on December 29, 2006)*

10.9	Executive Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to AMCON’s Annual Report on Form 10‑K filed on November 7, 2008)*
10.10	Director Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 of AMCON’s Annual Report on Form 10‑K filed on November 7, 2008)
10.11

Form of Stock Option Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10‑Q filed on April 19, 2011)

10.12

Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10‑Q filed on April 19, 2011)

10.13	Amended and Restated Term Real Estate Promissory Note, dated September 30, 2016, issued by AMCON Distributing Company to BMO Harris, NA
10.14	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Current Report on Form 8‑K filed with the Commission on December 22, 2014)*
10.15

Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Current Report on Form 8‑K filed with the Commission on December 22, 2014)*

11.1	Statement re: computation of per share earnings (incorporated by reference to Note 3 to the Consolidated Financial Statements included as a part of this report on Form 10‑K under Item 8)
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes‑Oxley Act
31.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, pursuant to section 302 of the Sarbanes‑Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes‑Oxley Act
32.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes‑Oxley Act.
101	Interactive Data File (filed herewithin electronically).

*        Represents management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2016	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2016	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 8, 2016	/s/ Kathleen M. Evans
Kathleen M. Evans
President and Director

November 8, 2016	/s/ Andrew C. Plummer
Andrew C. Plummer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

November 8, 2016	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 8, 2016	/s/ John R. Loyack
John R. Loyack
Director

November 8, 2016	/s/ Raymond F. Bentele
Raymond F. Bentele
Director

November 8, 2016	/s/ Stanley Mayer
Stanley Mayer
Director

November 8, 2016	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)