Form 10-Q
period 2016-12-31
AMCON DISTRIBUTING CO
filed 2017-01-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The Registrant had 678,938 shares of its $.01 par value common stock outstanding as of January 16, 2017.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2016 and September 30, 2016

	December	September
	2016	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$331,420	$605,380
Accounts receivable, less allowance for doubtful accounts of $0.7 million at December 2016 and $0.7 million at September 2016	26,427,248	30,033,104
Inventories, net	49,731,837	48,404,882
Deferred income taxes	1,088,148	1,441,919
Income taxes receivable	136,825	164,959
Prepaid and other current assets	6,638,196	8,608,049
Total current assets	84,353,674	89,258,293

Property and equipment, net	12,375,237	12,607,877
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,693,061	3,759,311
Other assets	264,008	288,082
	$107,035,807	$112,263,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,819,728	$18,164,983
Accrued expenses	5,657,934	6,792,884
Accrued wages, salaries and bonuses	1,656,895	3,580,996
Current maturities of long-term debt	365,243	362,495
Total current liabilities	23,499,800	28,901,358

Credit facility	9,804,445	10,537,226
Deferred income taxes	4,074,770	4,021,569
Long-term debt, less current maturities	2,929,414	3,021,824
Other long-term liabilities	31,134	30,815

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 678,938 shares outstanding and issued at December 2016 and 677,057 shares outstanding and issued at September 2016	8,314	8,184
Additional paid-in capital	20,784,552	19,525,554
Retained earnings	59,417,819	58,693,241
Treasury stock at cost	(13,514,441)	(12,476,381)
Total shareholders’ equity	66,696,244	65,750,598
	$107,035,807	$112,263,390

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2016 and 2015

	For the three months ended December
	2016	2015
Sales (including excise taxes of $91.0 million and $97.3 million, respectively)	$310,104,229	$322,008,249
Cost of sales	291,788,243	303,046,345
Gross profit	18,315,986	18,961,904
Selling, general and administrative expenses	15,698,319	15,845,134
Depreciation and amortization	526,433	566,949
	16,224,752	16,412,083
Operating income	2,091,234	2,549,821

Other expense (income):
Interest expense	217,543	212,454
Other (income), net	(5,773)	(27,255)
	211,770	185,199
Income from operations before income tax expense	1,879,464	2,364,622
Income tax expense	833,000	1,009,000
Net income	1,046,464	1,355,622
Preferred stock dividend requirements	—	(49,177)
Net income available to common shareholders	$1,046,464	$1,306,445

Basic earnings per share available to common shareholders	$1.54	$2.09
Diluted earnings per share available to common shareholders	$1.52	$1.85

Basic weighted average shares outstanding	681,668	625,356
Diluted weighted average shares outstanding	688,676	733,484

Dividends declared and paid per common share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2016 and 2015

	December	December
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,046,464	$1,355,622
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	460,183	475,699
Amortization	66,250	91,250
Gain on sale of property and equipment	(23,559)	(11,441)
Equity-based compensation	459,278	349,522
Deferred income taxes	406,972	419,524
Provision for losses on doubtful accounts	183	8,000
Provision for losses on inventory obsolescence	58,776	44,903
Other	319	(2,011)
Changes in assets and liabilities:
Accounts receivable	3,605,673	448,271
Inventories	(1,385,731)	17,044,395
Prepaid and other current assets	1,969,853	(4,683,879)
Other assets	24,074	37,392
Accounts payable	(2,179,939)	(1,268,360)
Accrued expenses and accrued wages, salaries and bonuses	(2,370,918)	(2,046,917)
Income taxes receivable	28,134	454,861
Net cash flows from operating activities	2,166,012	12,716,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(400,778)	(361,565)
Proceeds from sales of property and equipment	31,478	14,000
Net cash flows from investing activities	(369,300)	(347,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on bank credit agreements	(732,781)	(9,752,570)
Principal payments on long-term debt	(89,662)	(86,998)
Repurchase of common stock	(1,038,060)	(2,154,670)
Dividends paid on convertible preferred stock	—	(49,177)
Dividends on common stock	(127,713)	(119,514)
Withholdings on the exercise of equity-based awards	(82,456)	(81,406)
Net cash flows from financing activities	(2,070,672)	(12,244,335)
Net change in cash	(273,960)	124,931
Cash, beginning of period	605,380	219,536
Cash, end of period	$331,420	$344,467

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$223,802	$225,512
Cash paid during the period for income taxes	397,894	134,615

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	2,128	22,351
Dividends payable	194,173	178,614
Issuance of common stock in connection with the vesting and exercise of equity-based awards.	1,262,763	1,174,981

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2016 and December 31, 2015 have been referred to throughout this quarterly report as Q1 2017 and Q1 2016, respectively. The fiscal balance sheet dates as of December 31, 2016 and September 30, 2016 have been referred to as December 2016 and September 2016, respectively.

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

2. CONVERTIBLE PREFERRED STOCK

In fiscal 2016, the Company had 100,000 shares of Series A Preferred Stock (“Series A”) and 16,000 shares of Series B Preferred Stock (“Series B”) outstanding. During the fourth quarter of fiscal 2016, all outstanding shares of Series A and Series B were converted to 98,707 common shares of the Company pursuant to terms provided in the preferred stock agreements. Mr. Christopher Atayan, AMCON’s Chief Executive Officer and Chairman of the Board, owned all of the outstanding shares of the Series A and 8,000 shares of the Series B. During Q1 2016, the Company paid cash dividends of approximately $0.1 million to Mr. Atayan related to his ownership of the Series A and Series B.

3. INVENTORIES

At December 2016 and September 2016, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both December 2016 and September 2016. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	December	September
	2016	2016
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	December	September
	2016	2016
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $1.8 million and $1.7 million at December 2016 and September 2016, respectively)	319,792	386,042
	$3,693,061	$3,759,311

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At December 2016, identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was $0.1 million during both Q1 2017 and Q1 2016.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at December  2016:

December
2016
Fiscal 2017 (1)	$198,750
Fiscal 2018	79,375
Fiscal 2019	41,667
$319,792

(1)	Represents amortization for the remaining nine months of Fiscal 2017.

5. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.1 million and $0.2 million for the three month periods ended December 2016 and December 2015,  respectively.

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

	For the three months ended December
	2016		2015
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	681,668	681,668	625,356	625,356
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	7,008	—	108,128
Weighted average number of shares outstanding	681,668	688,676	625,356	733,484
Net income	$1,046,464	$1,046,464	$1,355,622	$1,355,622
Deduct: convertible preferred stock dividends (2)	—	—	(49,177)	—
Net income available to common shareholders	$1,046,464	$1,046,464	$1,306,445	$1,355,622

Net earnings per share available to common shareholders	$1.54	$1.52	$2.09	$1.85

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at December 2016:

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

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2016. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a letter of credit in the amount of approximately $0.4 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plan

The Company has two equity-based incentive plans, the 2007 Omnibus Incentive Plan and 2014 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 225,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2016, awards with respect to a total of 191,435 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 33,565 shares may be awarded under the Omnibus Plans.

Stock Options

The Company issued 6,000 and 5,500 incentive stock options during Q1 2017 and Q1 2016, respectively, to various employees pursuant to the provisions of the Company’s 2014 Omnibus Plan. The stock options issued by the Company expire ten years from the grant date and include a five year graded annual vesting schedule. The awards had an estimated grant date fair value of approximately $0.1 million in both Q1 2017 and Q1 2016 using the Black‑Scholes option pricing model. The following assumptions were used in connection with the Black‑Scholes option pricing calculation as it relates to the Q1 2017 and Q1 2016 incentive stock option awards:

	Stock Option	Stock Option
	Pricing	Pricing
	Assumptions	Assumptions
	Q1 2017	Q1 2016
Risk-free interest rate	2.12%	1.98%
Dividend yield	0.6%	0.9%
Expected volatility	22.40%	24.30%
Expected life in years	6	6

The following is a summary of stock option activity during Q1 2017:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2016	22,800	$69.79
Granted	6,000	91.65
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at December 2016	28,800	$74.34

Restricted Stock Units

At December 2016, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)	Restricted Stock Units(4)
Date of award:	October 2013	October 2014	October 2015	October 2016
Original number of awards issued:	17,600	13,000	13,250	13,000
Service period:	36 - 60 months	36 months	36 - 60 months	36 months
Estimated fair value of award at grant date:	$1,486,000	$1,083,000	$1,112,000	$1,191,000
Awards outstanding at December 31, 2016:	1,320	4,334	8,867	13,000
Fair value of non-vested awards at December 31, 2016 of approximately:	$152,000	$500,000	$1,022,000	$1,499,000

(1)16,280 restricted stock units were vested as of December 2016. The remaining 1,320 restricted stock units will vest in equal amounts in October 2017 and October 2018.

(2)8,666 of the restricted stock units were vested as of December 2016. The remaining 4,334 restricted stock units will vest in October 2017.

(3)4,383 restricted stock units were vested as of December 2016. 4,333 restricted stock units will vest in October 2017 and 4,334 will vest in October 2018. The remaining 200 restricted stock units will vest in equal annual  amounts in October 2017 through October 2020.

(4)The 13,000 restricted stock units will vest in equal amounts in October 2017, October 2018, and October 2019.

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

The following summarizes restricted stock unit activity under the Omnibus Plans during Q1 2017:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stocks units at September 2016	28,567	$90.96
Granted	13,000	91.65
Vested	(14,046)	94.70
Expired	—	—
Nonvested restricted stocks units at December 2016	27,521	$115.30

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense of approximately $0.5 million and $0.3 million during Q1 2017 and Q1 2016, respectively, related to the amortization of all equity-based compensation awards. Total unamortized compensation expense related to these awards at December 2016 and September 2016 was approximately $3.1 million and $1.5 million, respectively.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2016
External revenue:
Cigarettes	$221,769,023	$—	$—	$221,769,023
Tobacco	38,685,826	—	—	38,685,826
Confectionery	18,600,447	—	—	18,600,447
Health food	—	6,239,304	—	6,239,304
Foodservice & other	24,809,629	—	—	24,809,629
Total external revenue	303,864,925	6,239,304	—	310,104,229
Depreciation	342,674	117,509	—	460,183
Amortization	66,250	—	—	66,250
Operating income	3,968,792	(298,486)	(1,579,072)	2,091,234
Interest expense	26,393	—	191,150	217,543
Income from operations before taxes	3,943,902	(294,215)	(1,770,223)	1,879,464
Total assets	93,912,144	13,038,299	85,364	107,035,807
Capital expenditures	166,775	234,003	—	400,778

THREE MONTHS ENDED DECEMBER 2015
External revenue:
Cigarettes	$231,953,328	$—	$—	$231,953,328
Tobacco	37,628,491	—	—	37,628,491
Confectionery	19,845,836	—	—	19,845,836
Health food	—	7,274,118	—	7,274,118
Foodservice & other	25,306,476	—	—	25,306,476
Total external revenue	314,734,131	7,274,118	—	322,008,249
Depreciation	358,567	117,132	—	475,699
Amortization	91,250	—	—	91,250
Operating income	3,849,152	64,125	(1,363,456)	2,549,821
Interest expense	30,032	—	182,422	212,454
Income from operations before taxes	3,841,742	68,758	(1,545,878)	2,364,622
Total assets	94,162,368	12,488,933	83,051	106,734,352
Capital expenditures	326,553	35,012	—	361,565

10. COMMON STOCK REPURCHASE

During Q1 2017, the Company repurchased 11,104 shares of its common stock for cash totaling approximately $1.0 million. All repurchased shares were recorded in treasury stock at cost.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•	increasing competition in our wholesale and retail health food businesses and any associated impact on the carrying value of intangible assets within those businesses,

•	increases in state and federal excise taxes on cigarette and tobacco products,

•	higher commodity prices which could impact food ingredient costs for many of the products we sell,

•	regulation of cigarette, tobacco, and e-cigarette products by the FDA, in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	changes in fuel prices,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	risks associated with opening new retail stores,

•	the expansion of large and well capitalized national and regional health food retail store chains,

•	increasing competition in our retail health food segment (online, conventional grocery stores, mass merchants, etc.),

•

management periodically reviews market conditions and the demand for various assets that may lead to acquisitions, divestitures, new business ventures, or efforts to expand, each of which carries integration and execution risk,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended December 2016.

FIRST FISCAL QUARTER 2017 (Q1 2017)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2016 and December  2015:

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

Business Update - Wholesale Segment

The convenience store industry is experiencing heightened competition from the expansion of other retail formats such as quick service restaurants, drug stores, and dollar stores, all of which are targeting product categories traditionally dominated by convenience stores.

In response, the convenience store industry is migrating towards higher end offerings such as foodservice and are increasingly using digital technologies to help run and promote their businesses. Long term, we believe these trends benefit larger distributors such as our Company which have built robust foodservice and technology platforms.

Forward looking, maintaining a disciplined growth strategy centered on risk-adjusted returns remains a top priority. Organic sales growth and expanding our geographic footprint either through strategic acquisitions or establishing  distribution centers in new markets also remain areas of important focus.

Business Update - Retail Segment

The demand for natural and fresh products has attracted a wide range of new competition. Both regional and national health food stores such as Whole Foods Market, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, Lucky’s Market, and Fresh Thyme Farmers Market have expanded aggressively in recent years. In addition, conventional retail stores (grocery stores, mass merchants etc.) have greatly enhanced their natural product offerings. At the same time, the operating environment for retailers who maintain a physical footprint has intensified as consumers migrate to online shopping formats. The combination of these factors has pressured sales for all retailers including our health food stores.

Despite these considerations, we believe the wellness sector presents a compelling long term growth opportunity. In an effort to better position our stores in the current operating environment, we have undertaken a number of initiatives to drive future growth.

These initiatives are centered on four functional areas: 1) adding new stores which incorporate modern design themes and technology enabled services, 2) modernizing existing stores on a targeted basis, 3) an enhanced merchandising strategy, and 4) the introduction of a new branding strategy within the markets we operate.

In connection with this strategic plan, during our fourth quarter of fiscal 2016 we opened a new store in our Florida market. This new store replaced our flagship Florida store which closed earlier in fiscal 2016 upon the expiration of its lease.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 2016:

	For the three months ended December
	2016	2015	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$310,104,229	$322,008,249	$(11,904,020)	(3.7)
Cost of sales	291,788,243	303,046,345	(11,258,102)	(3.7)
Gross profit	18,315,986	18,961,904	(645,918)	(3.4)
Gross profit percentage	5.9%	5.9%

Operating expense	$16,224,752	$16,412,083	$(187,331)	(1.1)
Operating income	2,091,234	2,549,821	(458,587)	(18.0)
Interest expense	217,543	212,454	5,089	2.4
Income tax expense	833,000	1,009,000	(176,000)	(17.4)
Net income	1,046,464	1,355,622	(309,158)	(22.8)

BUSINESS SEGMENTS:
Wholesale
Sales	$303,864,925	$314,734,131	$(10,869,206)	(3.5)
Gross profit	15,568,583	15,915,638	(347,055)	(2.2)
Gross profit percentage	5.1%	5.1%
Retail
Sales	$6,239,304	$7,274,118	$(1,034,814)	(14.2)
Gross profit	2,747,403	3,046,266	(298,863)	(9.8)
Gross profit percentage	44.0%	41.9%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $5.5 million in Q1 2017 and $5.4 million in Q1 2016.

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

SALES - Q1 2017 vs. Q1 2016

Sales in our Wholesale Segment decreased $10.9 million during Q1 2017 as compared to Q1 2016. Significant items impacting sales during Q1 2017 included $16.4 million decrease in sales related to the volume and mix of cigarette cartons sold and a $0.7 million decrease in sales related to lower sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). These decreases were partially offset by a $6.2 million increase in sales related to price increases implemented by cigarette manufacturers.

Sales in our Retail Segment decreased $1.0 million in Q1 2017 as compared to Q1 2016. Of this change, approximately $0.5 million related to the closure of our flagship Florida market store upon the expiration of its lease as previously discussed, partially offset by the opening of our new Florida store. The remaining $0.5 million change in sales was primarily related to lower sales in our existing stores which have experienced increased competition.

GROSS PROFIT - Q1 2017 vs. Q1 2016

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

Gross profit in our Wholesale Segment decreased $0.3 million during Q1 2017 as compared to Q1 2016, primarily related to lower cigarette sales volume. Q1 2017 gross profit in our Retail Segment decreased $0.3 million as compared to Q1 2016, primarily related to the impact of relocating one of our Florida market stores as previously discussed and the impact of lower sales volume in our remaining stores. Our Retail Segment gross profit margin benefited during Q1 2017 due to the closing of the previously mentioned Florida store which had lower gross profit margins, and the opening of a new store which had higher gross profit margins related to vendor promotions.

OPERATING EXPENSE - Q1 2017 vs. Q1 2016

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Our Q1 2017 operating expenses decreased $0.2 million primarily related to lower employee benefit expenses including health insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

Overview

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at December 2016:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2016 was $62.5 million, of which $9.8 million was outstanding, leaving $52.7 million available.

At December 2016, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.12% at December 2016. For the three months ended December 2016, our peak borrowings under the Facility were $41.1 million, and our average borrowings and average availability under the Facility were $25.9 million and $42.1 million, respectively.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2016. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.1 million and $0.2 million for the three months ended December 2016 and December 2015, respectively.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s annual report on Form 10-K for the fiscal period ended September 30, 2016.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended December 2016:

				(d) Maximum Number (or
	(a) Total			Approximate Dollar Value)
	Number of	(b) Average	(c) Total Number of Shares	of Shares (or Units) that
	Shares (or	Price Paid	(or Units) Purchased as Part	May Yet Be Purchased
	Units)	per Share (or	of Publicly Announced	Under the Plans or
Period	Purchased	Unit)	Plans or Programs	Programs *
October 1-31, 2016	—	—	—	41,165
November 1 - 30, 2016	11,104	$93.48	11,104	30,061
December 1 - 31, 2016	—	—	—	50,000
Total	11,104	$93.48	11,104	50,000

*In December 2016, the Company’s Board of Directors authorized purchases of up to 50,000 shares of our Company's common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 18, 2017	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 18, 2017	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)