Form 10-Q
period 2017-03-31
AMCON DISTRIBUTING CO
filed 2017-04-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Smaller reporting company ☒Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The Registrant had 678,938 shares of its $.01 par value common stock outstanding as of April 17, 2017.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2017 and September 30, 2016

	March	September
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$248,760	$605,380
Accounts receivable, less allowance for doubtful accounts of $0.7 million at March 2017 and $0.7 million at September 2016	27,737,863	30,033,104
Inventories, net	45,707,269	48,404,882
Deferred income taxes	1,182,299	1,441,919
Income taxes receivable	282,435	164,959
Prepaid and other current assets	7,829,685	8,608,049
Total current assets	82,988,311	89,258,293

Property and equipment, net	12,373,290	12,607,877
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,626,812	3,759,311
Other assets	340,936	288,082
Total assets	$105,679,176	$112,263,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,255,595	$18,164,983
Accrued expenses	6,299,199	6,792,884
Accrued wages, salaries and bonuses	2,653,577	3,580,996
Current maturities of long-term debt	367,982	362,495
Total current liabilities	26,576,353	28,901,358

Credit facility	5,102,578	10,537,226
Deferred income taxes	4,080,631	4,021,569
Long-term debt, less current maturities	2,836,070	3,021,824
Other long-term liabilities	32,123	30,815

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 678,938 shares outstanding and issued at March 2017 and 677,057 shares outstanding and issued at September 2016	8,314	8,184
Additional paid-in capital	20,782,045	19,525,554
Retained earnings	59,775,503	58,693,241
Treasury stock at cost	(13,514,441)	(12,476,381)
Total shareholders’ equity	67,051,421	65,750,598
Total liabilities and shareholders' equity	$105,679,176	$112,263,390

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2017 and 2016

	For the three months ended March		For the six months ended March
	2017	2016	2017	2016
Sales (including excise taxes of $85.7 million and $88.7 million, and $176.7 million and $186.0 million, respectively)	$294,047,870	$296,449,126	$604,152,099	$618,457,375
Cost of sales	276,573,968	278,908,888	568,362,211	581,955,233
Gross profit	17,473,902	17,540,238	35,789,888	36,502,142
Selling, general and administrative expenses	15,820,504	14,770,358	31,518,823	30,615,492
Depreciation and amortization	529,969	575,681	1,056,402	1,142,630
	16,350,473	15,346,039	32,575,225	31,758,122
Operating income	1,123,429	2,194,199	3,214,663	4,744,020

Other expense (income):
Interest expense	147,910	161,402	365,453	373,856
Other (income), net	(14,964)	(35,827)	(20,737)	(63,082)
	132,946	125,575	344,716	310,774
Income from operations before income tax expense	990,483	2,068,624	2,869,947	4,433,246
Income tax expense	502,000	922,000	1,335,000	1,931,000
Net income	488,483	1,146,624	1,534,947	2,502,246
Preferred stock dividend requirements	—	(48,643)	—	(97,820)
Net income available to common shareholders	$488,483	$1,097,981	$1,534,947	$2,404,426

Basic earnings per share available to common shareholders	$0.72	$1.81	$2.26	$3.90
Diluted earnings per share available to common shareholders	$0.71	$1.61	$2.22	$3.46

Basic weighted average shares outstanding	678,938	606,080	680,318	615,768
Diluted weighted average shares outstanding	688,016	712,547	690,190	723,317

Dividends declared and paid per common share	$0.46	$0.46	$0.64	$0.64

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2017 and 2016

	March	March
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,534,947	$2,502,246
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	923,903	960,130
Amortization	132,499	182,500
Gain on sale of property and equipment	(21,624)	(34,482)
Equity-based compensation	765,554	660,203
Deferred income taxes	318,682	352,242
Provision (recovery) for losses on doubtful accounts	29,000	(67,000)
Provision for losses on inventory obsolescence	72,197	70,818
Other	1,308	(4,022)
Changes in assets and liabilities:
Accounts receivable	2,266,241	2,677,840
Inventories	2,625,416	4,128,553
Prepaid and other current assets	778,364	(1,954,372)
Other assets	(52,854)	20,467
Accounts payable	(771,163)	(1,005,681)
Accrued expenses and accrued wages, salaries and bonuses	(822,955)	(1,479,465)
Income taxes receivable	(117,476)	343,304
Net cash flows from operating activities	7,662,039	7,353,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(837,895)	(692,402)
Proceeds from sales of property and equipment	31,978	48,164
Net cash flows from investing activities	(805,917)	(644,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on bank credit agreements	(5,434,648)	(3,292,820)
Principal payments on long-term debt	(180,267)	(174,650)
Repurchase of common stock	(1,038,060)	(2,547,683)
Dividends paid on convertible preferred stock	—	(97,820)
Dividends on common stock	(452,685)	(412,210)
Withholdings on the exercise of equity-based awards	(107,082)	(81,406)
Net cash flows from financing activities	(7,212,742)	(6,606,589)
Net change in cash	(356,620)	102,454
Cash, beginning of period	605,380	219,536
Cash, end of period	$248,760	$321,990

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$365,620	$391,130
Cash paid during the period for income taxes	1,133,794	1,235,454

Supplemental disclosure of non-cash information:
Equipment acquisitions classified as accounts payable	29,219	17,500
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,262,763	1,174,981

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

•

Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers and is focused on helping them manage their business and increase their profitability. We primarily operate in the Central, Rocky Mountain, and Southern regions of the United States.

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

RETAIL SEGMENT

Our Retail Segment is a specialty retailer of natural/organic groceries and dietary supplements which focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores meet strict quality and ingredient guidelines, and include offerings such as gluten-free and antibiotic-free groceries and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small-store format, which emphasizes a high energy and shopper-friendly environment.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2017 and March 31, 2016 have been referred to throughout this quarterly report as Q2 2017 and Q2 2016, respectively. The fiscal balance sheet dates as of March 31, 2017 and September 30, 2016 have been referred to as March 2017 and September 2016, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016 (Fiscal 2018 for the Company). The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not believe the adoption of this ASU will have a material impact on our consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016 (Fiscal 2018 for the Company), and for interim periods within those fiscal years. The amendments for ASU 2015-17 can be applied retrospectively or prospectively and early adoption is permitted. We do not believe the adoption of this ASU will have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (Fiscal 2018 for the Company) and early adoption is permitted. We do not believe the adoption of this ASU will have a material impact on our consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU and related amendments supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017 (Fiscal 2019 for the Company), and for interim periods within that fiscal year. The Company is currently evaluating this ASU and its potential impact on our consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 provides guidance regarding the classification of certain items within the statements of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 (Fiscal 2019 for the Company) with early adoption permitted. The Company is currently evaluating this ASU and its potential impact on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (Fiscal 2020 for the Company), and for interim periods within that fiscal year. The Company is currently evaluating this ASU and its potential impact on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill.  ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019 (Fiscal 2021 for the Company) with early adoption permitted. The Company is currently evaluating this ASU and its potential impact on our consolidated financial statements.

2. CONVERTIBLE PREFERRED STOCK

In fiscal 2016, the Company had 100,000 shares of Series A Preferred Stock (“Series A”) and 16,000 shares of Series B Preferred Stock (“Series B”) outstanding. During the fourth quarter of fiscal 2016, all outstanding shares of Series A and Series B were converted to 98,707 common shares of the Company pursuant to terms provided in the preferred stock agreements. Mr. Christopher Atayan, AMCON’s Chief Executive Officer and Chairman of the Board, owned all of the outstanding shares of the Series A and 8,000 shares of the Series B. For the six month period ending March 2016, the Company paid cash dividends of approximately $0.1 million to Mr. Atayan related to his ownership of the Series A and Series B.

3. INVENTORIES

At March 2017 and September 2016, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both March 2017 and September 2016. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	March	September
	2017	2016
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	March	September
	2017	2016
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $1.9 million and $1.7 million at March 2017 and September 2016, respectively)	253,543	386,042
	$3,626,812	$3,759,311

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At March  2017, identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million for both the three and six month periods ended March 2017, respectively, and $0.1 million and $0.2 million for the three and six month periods ended March 2016, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at March 2017:

March
2017
Fiscal 2017 (1)	$132,501
Fiscal 2018	79,375
Fiscal 2019	41,667
$253,543

(1)	Represents amortization for the remaining six months of Fiscal 2017.

5. DIVIDENDS

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.3 million and $0.5 million for the three and six month periods ended March 2017, respectively, and $0.2 million and $0.5 million for the three and six month periods ended March 2016, respectively.

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

	For the three months ended March
	2017		2016
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	678,938	678,938	606,080	606,080
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	9,078	—	106,467
Weighted average number of shares outstanding	678,938	688,016	606,080	712,547
Net income	$488,483	$488,483	$1,146,624	$1,146,624
Deduct: convertible preferred stock dividends (2)	—	—	(48,643)	—
Net income available to common shareholders	$488,483	$488,483	$1,097,981	$1,146,624

Net earnings per share available to common shareholders	$0.72	$0.71	$1.81	$1.61

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the six months ended March
	2017		2016
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	680,318	680,318	615,768	615,768
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	9,872	—	107,549
Weighted average number of shares outstanding	680,318	690,190	615,768	723,317
Net income	$1,534,947	$1,534,947	$2,502,246	$2,502,246
Deduct: convertible preferred stock dividends (2)	—	—	(97,820)	—
Net income available to common shareholders	$1,534,947	$1,534,947	$2,404,426	$2,502,246

Net earnings per share available to common shareholders	$2.26	$2.22	$3.90	$3.46

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at March 2017:

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

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2017. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2017
External revenues:
Cigarettes	$209,646,918	$—	$—	$209,646,918
Tobacco	37,371,108	—	—	37,371,108
Confectionery	17,980,905	—	—	17,980,905
Health food	—	6,718,058	—	6,718,058
Foodservice & other	22,330,881	—	—	22,330,881
Total external revenue	287,329,812	6,718,058	—	294,047,870
Depreciation	346,264	117,456	—	463,720
Amortization	66,249	—	—	66,249
Operating income (loss)	2,737,099	(209,189)	(1,404,481)	1,123,429
Interest expense	25,428	—	122,482	147,910
Income (loss) from operations before taxes	2,722,619	(205,173)	(1,526,963)	990,483
Total assets	91,608,744	13,989,794	80,638	105,679,176
Capital expenditures	153,469	283,648	—	437,117

THREE MONTHS ENDED MARCH 2016
External revenue:
Cigarettes	$211,638,962	$—	$—	$211,638,962
Tobacco	35,756,254	—	—	35,756,254
Confectionery	19,045,686	—	—	19,045,686
Health food	—	7,537,713	—	7,537,713
Foodservice & other	22,470,511	—	—	22,470,511
Total external revenue	288,911,413	7,537,713	—	296,449,126
Depreciation	367,530	116,901	—	484,431
Amortization	91,250	—	—	91,250
Operating income (loss)	3,073,641	474,545	(1,353,987)	2,194,199
Interest expense	29,368	—	132,034	161,402
Income (loss) from operations before taxes	3,075,629	479,017	(1,486,022)	2,068,624
Total assets	101,775,492	12,554,229	221,537	114,551,258
Capital expenditures	255,324	75,513	—	330,837

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2017
External revenue:
Cigarettes	$431,415,941	$—	$—	$431,415,941
Tobacco	76,056,934	—	—	76,056,934
Confectionery	36,581,352	—	—	36,581,352
Health food	—	12,957,362	—	12,957,362
Foodservice & other	47,140,510	—	—	47,140,510
Total external revenue	591,194,737	12,957,362	—	604,152,099
Depreciation	688,938	234,965	—	923,903
Amortization	132,499	—	—	132,499
Operating income (loss)	6,705,891	(507,675)	(2,983,553)	3,214,663
Interest expense	51,821	—	313,632	365,453
Income (loss) from operations before taxes	6,666,521	(499,388)	(3,297,186)	2,869,947
Total assets	91,608,744	13,989,794	80,638	105,679,176
Capital expenditures	320,244	517,651	—	837,895

SIX MONTHS ENDED MARCH 2016
External revenue:
Cigarettes	$443,592,290	$—	$—	$443,592,290
Tobacco	73,384,745			73,384,745
Confectionery	38,891,522	—	—	38,891,522
Health food	—	14,811,831	—	14,811,831
Foodservice & other	47,776,987	—	—	47,776,987
Total external revenue	603,645,544	14,811,831	—	618,457,375
Depreciation	726,097	234,033	—	960,130
Amortization	182,500	—	—	182,500
Operating income (loss)	6,922,793	538,670	(2,717,443)	4,744,020
Interest expense	59,400	—	314,456	373,856
Income (loss) from operations before taxes	6,917,371	547,775	(3,031,900)	4,433,246
Total assets	101,775,492	12,554,229	221,537	114,551,258
Capital expenditures	581,877	110,525	—	692,402

9. COMMON STOCK REPURCHASE

For the six months ended March 2017, the Company had repurchased 11,104 shares of its common stock for cash totaling approximately $1.0 million. All repurchased shares are recorded in treasury stock at cost. No shares of the Company’s common stock were repurchased during Q2 2017.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•	increasing competition in our wholesale and retail health food businesses and any associated impact on the carrying value of intangible assets within those businesses,

•	increases in fuel costs and expenses associated with operating a refrigerated trucking fleet,

•	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

•	higher commodity prices which could impact food ingredient costs for many of the products we sell,

•	regulation of cigarette, tobacco, and e-cigarette products by the FDA, in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	risks associated with opening new retail stores,

•	the expansion of large and well capitalized national and regional health food retail store chains,

•	increasing competition in our retail health food segment (online, conventional grocery stores, mass merchants, etc.),

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended March 2017.

SECOND FISCAL QUARTER 2017 (Q2 2017)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2017 and March 2016:

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

Retail Segment

Our Retail Segment is a specialty retailer of natural/organic groceries and dietary supplements which focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores meet strict quality and ingredient guidelines, and include offerings such as gluten-free and antibiotic-free groceries and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small-store format, which emphasizes a high energy and shopper-friendly environment.

We operate within the natural products retail industry, which is a subset of the U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers.

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

Business Update - Wholesale Segment

Convenience stores located in urban areas continue to face intense competition from a new generation of modern convenience stores and other retail formats such as quick service restaurants, drug stores, and dollar stores. In more rurual markets, convenience stores are beginning to replace traditional mainstreet restaurants and are developing robust foodservice offerings. In both markets, we continue to work closely with customers to further differentiate their businesses through a range of programs and services.

Convenience stores located in more rural markets present a growth opportunity for the Company as convenience stores in those markets increasingly replace traditional mainstreet restaurants and develop robust foodservice offerings.

Altria Group, Inc. (Philip Morris USA, Inc.) recently announced it expects the demand for cigarettes to continue its long term multi-year decline trend as fewer individuals smoke, in part because of the impact of higher excise taxes. In response, we continue to work closely with our customers in building new revenue streams such as expansive beverage, foodservice, and on-the-go snack offerings, and other programs designed to increase the frequency of customer visits and maximize drive-time business (breakfast, lunch, afternoon snacks).

As convenience stores increasingly rely on digital technologies to run their businesses, we believe our Company is well positioned to benefit from this trend given our size and experience working with independent convenience store owners. Accordingly, we continue to make targeted investments in our technology platform.

Maintaining a disciplined growth strategy centered on risk-adjusted returns remains a top priority. Organic sales growth and expanding our geographic footprint either through strategic acquisitions or establishing  distribution centers in new markets will also remain important areas of focus.

Business Update - Retail Segment

The retail sector remains under pressure driven by a number of structural forces which are reshaping the industry. In particular, the health and natural food retailing sector has experienced a wave of competition from  large, well financed chains such as Whole Foods Market, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, Lucky’s Market, and Fresh Thyme Farmers Market. Additionally, nearly all conventional grocery stores now have made health and natural products a core area of focus and have greatly expanded the depth of their offerings in these categories, including major national chains such as Costco, Krogers, and Albertsons. Further, ongoing changes in how consumers shop and the types of products they are demanding has impacted all retailers including those within the health food and natural products industry. The combination of these factors has impacted sales across the health food industry, including our stores.

Independent health food retailers have historically played an integral role within the natural products ecosystem, constantly adapting their business models as operating environments shift. Similarly, the markets in which we operate have changed and we are now highly focused on repositioning our retail business accordingly. These efforts are centered on a number of initiatives including: 1) adding new stores which incorporate modern design themes, 2) modernizing existing stores on a targeted basis, 3) development of an enhanced merchandising strategy, and 4) the introduction of a new branding strategy within the markets we operate.

In connection with this strategic plan, we opened one new store during the fourth quarter of fiscal 2016 to replace our flagship Flordia market store which had closed earlier during fiscal 2016 upon the expiration of its lease. We also have three existing stores undergoing remodeling and/or enhancement projects and one additional new store under development.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 2017:

	For the three months ended March
	2017	2016	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$294,047,870	$296,449,126	$(2,401,256)	(0.8)
Cost of sales	276,573,968	278,908,888	(2,334,920)	(0.8)
Gross profit	17,473,902	17,540,238	(66,336)	(0.4)
Gross profit percentage	5.9%	5.9%

Operating expense	$16,350,473	$15,346,039	$1,004,434	6.5
Operating income	1,123,429	2,194,199	(1,070,770)	(48.8)
Interest expense	147,910	161,402	(13,492)	(8.4)
Income tax expense	502,000	922,000	(420,000)	(45.6)
Net income	488,483	1,146,624	(658,141)	(57.4)

BUSINESS SEGMENTS:
Wholesale
Sales	$287,329,812	$288,911,413	$(1,581,601)	(0.5)
Gross profit	14,591,820	14,223,659	368,161	2.6
Gross profit percentage	5.1%	4.9%
Retail
Sales	$6,718,058	$7,537,713	$(819,655)	(10.9)
Gross profit	2,882,082	3,316,579	(434,497)	(13.1)
Gross profit percentage	42.9%	44.0%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $5.8 million in Q2 2017 and $5.9 million in Q2 2016.

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

SALES – Q2 2017 vs. Q2 2016

Sales in our Wholesale Segment decreased $1.6 million during Q2 2017 as compared to Q2 2016. Significant items impacting sales during Q2 2017 included $8.5 million decrease in sales related to the volume and mix of cigarette cartons sold. This decrease was partially offset by a $0.4 million increase in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”) and a $6.5 million increase in sales related to price increases implemented by cigarette manufacturers.

Sales in our Retail Segment decreased $0.8 million in Q2 2017 as compared to Q2 2016. Of this change, approximately $0.4 million related to the closure of our flagship store in Florida during fiscal 2016 upon the expiration of its lease, partially offset by the opening of our newest Florida market store, as previously discussed. The remaining $0.4 million change in sales was primarily related to lower sales in our existing stores which have experienced increased competition.

GROSS PROFIT – Q2 2017 vs. Q2 2016

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

Gross profit in our Wholesale Segment increased $0.4 million during Q2 2017 as compared to Q2 2016. Gross profit in our Wholesale Segment benefited approximately $0.6 million during Q2 2017 related to price increases implemented by manufacturers. During the prior fiscal year (fiscal 2016), manufacturers increased prices during the third fiscal quarter (Q3 2016) which resulted in a timing difference between comparative fiscal quarters. This increase in gross profit was partially offset by a $0.2 million decrease in gross profit related to the volume and mix sold in our Other Products category.

Q2 2017 gross profit in our Retail Segment decreased $0.4 million as compared to Q2 2016, primarily related to the impact of relocating one of our Florida market stores as previously discussed and the impact of lower sales volume in our remaining stores.

OPERATING EXPENSE – Q2 2017 vs. Q2 2016

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Our Q2 2017 operating expenses increased $1.0 million as compared to Q2 2017. Significant items impacting operating expense during the current period included a $0.6 million increase in health insurance costs resulting from higher claims experience, a $0.2 million increase in operating costs in our Retail Segment, and a $0.2 million increase in other operating expenses.

INCOME TAX EXPENSE – Q2 2017 vs. Q2 2016

The change in the Q2 2017 income tax rate as compared to Q2 2016, is primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH 2017:

	For the six months ended March
	2017	2016	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$604,152,099	$618,457,375	$(14,305,276)	(2.3)
Cost of sales	568,362,211	581,955,233	(13,593,022)	(2.3)
Gross profit	35,789,888	36,502,142	(712,254)	(2.0)
Gross profit percentage	5.9%	5.9%

Operating expenses	32,575,225	31,758,122	817,103	2.6
Operating income	3,214,663	4,744,020	(1,529,357)	(32.2)
Interest expense	365,453	373,856	(8,403)	(2.2)
Income tax expense	1,335,000	1,931,000	(596,000)	(30.9)
Net income	1,534,947	2,502,246	(967,299)	(38.7)

BUSINESS SEGMENTS:
Wholesale
Sales	$591,194,737	$603,645,544	$(12,450,807)	(2.1)
Gross profit	30,160,403	30,139,297	21,106	0.1
Gross profit percentage	5.1%	5.0%
Retail
Sales	$12,957,362	$14,811,831	$(1,854,469)	(12.5)
Gross profit	5,629,485	6,362,845	(733,360)	(11.5)
Gross profit percentage	43.4%	43.0%

(1)

Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $11.3 million for both the six month period ended March 2017 and the six month period ended March 2016.

SALES — Six months Ended March 2017

Sales in our Wholesale Segment decreased $12.5 million for the six months ended March 2017 as compared to the same prior year period. Significant items impacting sales during the period included a $24.9 million decrease in sales related to the volume and mix of cigarette cartons sold and a $0.3 million decrease in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). These decreases were partially offset by a $12.7 million increase in sales related to price increases implemented by cigarette manufacturers.

Sales in our Retail Segment decreased $1.9 million for the six months ended March 2017 as compared to the same prior year period. Of this change, approximately $0.9 million related to the closure of our flagship store in Florida during fiscal 2016 upon the expiration of its lease, partially offset by the opening of our newest Florida market store. The remaining $1.0 million change in sales was primarily related to lower sales in our existing stores which have experienced increased competition.

GROSS PROFIT — Six months Ended March 2017

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

Gross profit in our Wholesale Segment for the six month period ending March 2017 was even with the same prior year period. Significant items impacting gross profit for the six month period ended March 2017 included a $0.6 million benefit related to price increases implemented by manufacturers. During the prior fiscal year (fiscal 2016), manufacturers increased prices during the third fiscal quarter (Q3 2016) which resulted in a timing difference between comparative fiscal periods. This increase in gross profit was partially offset by a $0.4 million decrease in gross profit related to the volume and mix sold in our cigarette and Other Products categories, respectively.

Gross profit in our Retail Segment decreased $0.7 million for the six month period ended March 2017 as compared to the same prior year period, primarily related to the impact of relocating one of our Florida market stores as previously discussed and the impact of lower sales volume in our remaining stores.

OPERATING EXPENSE — Six months Ended March 2017

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Operating expenses increased $0.8 million during the six months ended March 2017 as compared to the same prior year period. Significant items impacting operating expense during the current period included a $0.4 million increase in health insurance costs resulting from higher claims experience, a $0.3 million increase in operating costs in our Retail Segment, and a $0.1 million increase in other operating expenses.

INCOME TAX EXPENSE – Six months Ended March 2017

The change in the income tax rate for the six month ended March 2017 as compared to the same prior year period, is primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at March 2017:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2017 was $68.9 million, of which $5.1 million was outstanding, leaving $63.8 million available.

At March 2017, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.18% at March 2017. For the six months ended March 2017, our peak borrowings under the Facility were $41.1 million, and our average borrowings and average availability under the Facility were $18.7 million and $46.1 million, respectively.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2017. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock and convertible preferred stock totaling $0.3 million and $0.5 million for the three and six month periods ended March 2017, respectively, and $0.2 million and $0.5 million for the three and six month periods ended March 2016, respectively.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 18, 2017	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 18, 2017	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)