Form 10-Q
period 2017-06-30
AMCON DISTRIBUTING CO
filed 2017-07-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The Registrant had 678,938 shares of its $.01 par value common stock outstanding as of July 17, 2017.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2017 and September 30, 2016

	June	September
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$121,790	$605,380
Accounts receivable, less allowance for doubtful accounts of $0.7 million at June 2017 and $0.7 million at September 2016	31,035,527	30,033,104
Inventories, net	49,101,309	48,404,882
Deferred income taxes	1,352,383	1,441,919
Income taxes receivable	157,900	164,959
Prepaid and other current assets	7,836,179	8,608,049
Total current assets	89,605,088	89,258,293

Property and equipment, net	12,867,402	12,607,877
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,560,561	3,759,311
Other assets	326,440	288,082
Total assets	$112,709,318	$112,263,390
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,329,745	$18,164,983
Accrued expenses	7,106,294	6,792,884
Accrued wages, salaries and bonuses	2,415,122	3,580,996
Current maturities of long-term debt	370,803	362,495
Total current liabilities	28,221,964	28,901,358

Credit facility	10,328,098	10,537,226
Deferred income taxes	4,052,400	4,021,569
Long-term debt, less current maturities	2,742,485	3,021,824
Other long-term liabilities	33,111	30,815

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 678,938 shares outstanding and issued at June 2017 and 677,057 shares outstanding and issued at September 2016	8,314	8,184
Additional paid-in capital	20,803,998	19,525,554
Retained earnings	60,033,389	58,693,241
Treasury stock at cost	(13,514,441)	(12,476,381)
Total shareholders’ equity	67,331,260	65,750,598
Total liabilities and shareholders' equity	$112,709,318	$112,263,390

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2017 and 2016

	For the three months ended June		For the nine months ended June
	2017	2016	2017	2016
Sales (including excise taxes of $95.1 million and $98.9 million, and $271.8 million and $284.9 million, respectively)	$332,842,200	$333,398,723	$936,994,299	$951,856,098
Cost of sales	314,818,453	314,235,192	883,180,664	896,190,425
Gross profit	18,023,747	19,163,531	53,813,635	55,665,673
Selling, general and administrative expenses	16,587,055	15,335,808	48,105,878	45,951,300
Depreciation and amortization	474,890	512,543	1,531,292	1,655,173
	17,061,945	15,848,351	49,637,170	47,606,473
Operating income	961,802	3,315,180	4,176,465	8,059,200

Other expense (income):
Interest expense	180,266	188,798	545,719	562,654
Other (income), net	(16,513)	(35,552)	(37,250)	(98,634)
	163,753	153,246	508,469	464,020
Income from operations before income tax expense	798,049	3,161,934	3,667,996	7,595,180
Income tax expense	413,000	1,310,000	1,748,000	3,241,000
Net income	385,049	1,851,934	1,919,996	4,354,180
Preferred stock dividend requirements	—	(48,642)	—	(146,462)
Net income available to common shareholders	$385,049	$1,803,292	$1,919,996	$4,207,718

Basic earnings per share available to common shareholders	$0.57	$3.03	$2.82	$6.91
Diluted earnings per share available to common shareholders	$0.56	$2.62	$2.78	$6.07

Basic weighted average shares outstanding	678,938	596,112	679,858	609,240
Diluted weighted average shares outstanding	691,701	707,300	690,840	717,875

Dividends declared and paid per common share	$0.18	$0.18	$0.82	$0.82

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2017 and 2016

	June	June
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,919,996	$4,354,180
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,332,542	1,389,756
Amortization	198,750	265,417
Gain on sale of property and equipment	(30,854)	(69,215)
Equity-based compensation	1,193,005	1,050,644
Deferred income taxes	120,367	238,728
Provision (recovery) for losses on doubtful accounts	42,000	(39,000)
Provision for losses on inventory obsolescence	4,852	2,014
Other	2,296	(5,034)
Changes in assets and liabilities:
Accounts receivable	(1,044,423)	(2,027,155)
Inventories	(701,279)	10,120,804
Prepaid and other current assets	771,870	(3,320,720)
Other assets	(38,358)	27,897
Accounts payable	322,325	924,567
Accrued expenses and accrued wages, salaries and bonuses	(659,813)	2,825
Income taxes receivable	7,059	476,352
Net cash flows from operating activities	3,440,335	13,392,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,761,431)	(1,013,988)
Proceeds from sales of property and equipment	42,655	112,157
Net cash flows from investing activities	(1,718,776)	(901,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on bank credit agreements	(209,128)	(7,193,768)
Principal payments on long-term debt	(271,031)	(262,677)
Repurchase of common stock	(1,038,060)	(4,044,437)
Dividends paid on convertible preferred stock	—	(146,462)
Dividends on common stock	(579,848)	(526,076)
Withholdings on the exercise of equity-based awards	(107,082)	(121,348)
Net cash flows from financing activities	(2,205,149)	(12,294,768)
Net change in cash	(483,590)	195,461
Cash, beginning of period	605,380	219,536
Cash, end of period	$121,790	$414,997

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$545,719	$576,681
Cash paid during the period for income taxes	1,620,574	2,525,920

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	9,881	51,874
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,262,763	1,174,981

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

Our Retail Segment operates fifteen retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-

quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of nine locations in Arkansas, Missouri, Nebraska, and Oklahoma.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2017 and June 30, 2016 have been referred to throughout this quarterly report as Q3 2017 and Q3 2016, respectively. The fiscal balance sheet dates as of June 30, 2017 and September 30, 2016 have been referred to as June 2017 and September 2016, respectively.

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

2. CONVERTIBLE PREFERRED STOCK

In fiscal 2016, the Company had 100,000 shares of Series A Preferred Stock (“Series A”) and 16,000 shares of Series B Preferred Stock (“Series B”) outstanding. During the fourth quarter of fiscal 2016, all outstanding shares of Series A and Series B were converted to 98,707 common shares of the Company pursuant to terms provided in the preferred stock agreements. Mr. Christopher Atayan, AMCON’s Chief Executive Officer and Chairman of the Board, owned all of the outstanding shares of the Series A and 8,000 shares of the Series B. For the nine month period ending June 2016, the Company paid cash dividends of approximately $0.1 million to Mr. Atayan related to his ownership of the Series A and Series B.

3. INVENTORIES

At June 2017 and September 2016, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both June 2017 and September 2016. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	June	September
	2017	2016
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	June	September
	2017	2016
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $1.9 million and $1.7 million at June 2017 and September 2016, respectively)	187,292	386,042
	$3,560,561	$3,759,311

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At June 2017, identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million and $0.2 million for the three and nine month periods ended June 2017, respectively, and $0.1 million and $0.3 million for the three and nine month periods ended June 2016, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at June 2017:

June
2017
Fiscal 2017 (1)	$66,250
Fiscal 2018	79,375
Fiscal 2019	41,667
$187,292

(1)	Represents amortization for the remaining three months of Fiscal 2017.

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million and $0.6 million for the three and nine month periods ended June 2017, respectively, and cash dividends of $0.2 million and $0.7 million on its common stock and convertible preferred stock for the three and nine month periods ended June 2016, respectively.

6. EARNINGS PER SHARE

Basic earnings per share available to common shareholders is calculated by dividing net income less preferred stock dividend requirements by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing net income from operations less preferred stock dividend requirements (when anti-dilutive) by the sum of the weighted average common shares outstanding and the weighted average dilutive options.

	For the three months ended June
	2017		2016
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	678,938	678,938	596,112	596,112
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	12,763	—	111,188
Weighted average number of shares outstanding	678,938	691,701	596,112	707,300
Net income	$385,049	$385,049	$1,851,934	$1,851,934
Deduct: convertible preferred stock dividends (2)	—	—	(48,642)	—
Net income available to common shareholders	$385,049	$385,049	$1,803,292	$1,851,934

Net earnings per share available to common shareholders	$0.57	$0.56	$3.03	$2.62

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

	For the nine months ended June
	2017		2016
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	679,858	679,858	609,240	609,240
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	10,982	—	108,635
Weighted average number of shares outstanding	679,858	690,840	609,240	717,875
Net income	$1,919,996	$1,919,996	$4,354,180	$4,354,180
Deduct: convertible preferred stock dividends (2)	—	—	(146,462)	—
Net income available to common shareholders	$1,919,996	$1,919,996	$4,207,718	$4,354,180

Net earnings per share available to common shareholders	$2.82	$2.78	$6.91	$6.07

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)	Diluted earnings per share calculation excludes dividends for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at June 2017:

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

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2017. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2017
External revenues:
Cigarettes	$236,433,449	$—	$—	$236,433,449
Tobacco	41,478,941	—	—	41,478,941
Confectionery	22,024,887	—	—	22,024,887
Health food	—	6,376,725	—	6,376,725
Foodservice & other	26,528,198	—	—	26,528,198
Total external revenue	326,465,475	6,376,725	—	332,842,200
Depreciation	292,294	116,345	—	408,639
Amortization	66,251	—	—	66,251
Operating income (loss)	3,096,128	(615,276)	(1,519,050)	961,802
Interest expense	25,279	—	154,987	180,266
Income (loss) from operations before taxes	3,082,982	(610,896)	(1,674,037)	798,049
Total assets	98,406,083	14,135,564	167,671	112,709,318
Capital expenditures	109,648	813,888	—	923,536

THREE MONTHS ENDED JUNE 2016
External revenue:
Cigarettes	$239,244,630	$—	$—	$239,244,630
Tobacco	39,495,721	—	—	39,495,721
Confectionery	21,946,660	—	—	21,946,660
Health food	—	6,541,789	—	6,541,789
Foodservice & other	26,169,923	—	—	26,169,923
Total external revenue	326,856,934	6,541,789	—	333,398,723
Depreciation	322,568	107,058	—	429,626
Amortization	82,917	—	—	82,917
Operating income (loss)	4,879,836	(109,304)	(1,455,352)	3,315,180
Interest expense	28,666	—	160,132	188,798
Income (loss) from operations before taxes	4,881,860	(104,442)	(1,615,484)	3,161,934
Total assets	102,432,357	12,097,050	167,945	114,697,352
Capital expenditures	123,260	198,326	—	321,586

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2017
External revenue:
Cigarettes	$667,849,390	$—	$—	$667,849,390
Tobacco	117,535,875	—	—	117,535,875
Confectionery	58,606,239	—	—	58,606,239
Health food	—	19,334,087	—	19,334,087
Foodservice & other	73,668,708	—	—	73,668,708
Total external revenue	917,660,212	19,334,087	—	936,994,299
Depreciation	981,232	351,310	—	1,332,542
Amortization	198,750	—	—	198,750
Operating income (loss)	9,802,019	(1,122,951)	(4,502,603)	4,176,465
Interest expense	77,100	—	468,619	545,719
Income (loss) from operations before taxes	9,749,503	(1,110,284)	(4,971,223)	3,667,996
Total assets	98,406,083	14,135,564	167,671	112,709,318
Capital expenditures	429,892	1,331,539	—	1,761,431

NINE MONTHS ENDED JUNE 2016
External revenue:
Cigarettes	$682,836,920	$—	$—	$682,836,920
Tobacco	112,880,466	—	—	112,880,466
Confectionery	60,838,182	—	—	60,838,182
Health food	—	21,353,621	—	21,353,621
Foodservice & other	73,946,909	—	—	73,946,909
Total external revenue	930,502,477	21,353,621	—	951,856,098
Depreciation	1,048,665	341,091	—	1,389,756
Amortization	265,417	—	—	265,417
Operating income (loss)	11,802,629	429,366	(4,172,795)	8,059,200
Interest expense	88,066	—	474,588	562,654
Income (loss) from operations before taxes	11,799,231	443,333	(4,647,384)	7,595,180
Total assets	102,432,357	12,097,050	167,945	114,697,352
Capital expenditures	705,137	308,851	—	1,013,988

9. COMMON STOCK REPURCHASE

For the nine months ended June 2017, the Company repurchased 11,104 shares of its common stock for cash totaling approximately $1.0 million. All repurchased shares are recorded in treasury stock at cost. No shares of the Company’s common stock were repurchased during Q3 2017.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•	increasing competition in our wholesale and retail health food businesses and any associated impact on the carrying value of intangible assets within those businesses,

•	increases in fuel costs and expenses associated with operating a refrigerated trucking fleet,

•	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

•	higher commodity prices which could impact food ingredient costs for many of the products we sell,

•	regulation of cigarette, tobacco, and e-cigarette products by the FDA, in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA, states, or local municipalities on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	risks associated with opening new retail stores,

•	the expansion of large and well capitalized national and regional health food retail store chains,

•	increasing competition in our retail health food segment (online, conventional grocery stores, mass merchants, etc.),

•

management periodically reviews market conditions and the demand for various assets that may lead to acquisitions, divestitures, new business ventures, or efforts to expand, each of which carries integration and execution risk,

•	increasing health care costs and the potential impact on discretionary consumer spending,

•	changes in laws and regulations and ongoing compliance related to health care,

•	decreased availability of capital resources,

•	domestic regulatory and legislative risks,

•	poor weather conditions,

•	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

•	natural disasters and domestic or political unrest,

•	other risks over which the Company has little or no control, and any other factors not identified herein

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended June 2017.

THIRD FISCAL QUARTER 2017 (Q3 2017)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2017 and June 2016:

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

Our Retail Segment operates fifteen  retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates six stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of nine locations in Arkansas, Missouri, Nebraska, and Oklahoma.

Business Update - Wholesale Segment

The convenience store industry (“Industry”) continues to perform well relative to other retail formats. Similar to other  retail sectors, however, the Industry is transforming in response to changes in consumer shopping habits and technology.

A number of ongoing trends continue to impact the Industry. First, the long term demand trend for cigarettes continues to decline as fewer individuals smoke, in part because of the impact of higher excise taxes. Secondly, the lines between convenience stores and other retail formats continues to blur as quick serve restaurants (“QSRs”), drugstores, dollar stores, and smaller footprint grocery stores all add competing products and services.

The long term growth strategy for our wholesale business reflects this operating environment. Independent convenience store owners are increasingly looking to our Company to assist them in areas such as category and profitability management, and for new technology solutions. Additionally, interest in building new non-tobacco revenue streams continues to accelerate among convenience store owners. Accordingly, these areas remain a core focus in terms of our organic sales efforts.

Expanding our geographic footprint either through strategic acquisitions or establishing distribution centers in new markets also remains an important element of our long term growth plan. We do, however, continue to maintain a highly disciplined approach towards acquisitions with a focus on long term value creation as a guiding tenant.

We remain optimistic about the future of the Industry. Many of the changes in technology and consumer behavior which are currently reshaping all of retail has only intensified the focus on convenience shopping. In an operating environment which rewards speed, the convenience store industry is well positioned to capitalize on the forces which are currently  transforming retail.

Business Update - Retail Segment

The food retailing sector is undergoing transformational change. Driving that change is a wave of new competition from both regional and national retailers, and most recently the arrival of foreign deep discounters such as Lidl. Also driving this industry-wide transformation is a shift in the types of products and services being demanded by consumers and the ongoing growth in digital (online) shopping which is remaking all of retail. These factors are driving consolidation not only at the retailer level, but also within consumer package goods (“CPG”) manufacturers and distributors.

Specific to the health and natural products sector, conventional grocery stores and mass merchants such as Krogers, Albertsons, and Costco have all aggressively moved into certain product lines traditionally dominated by health food retailers. Products such as natural and organic foods and certain basic supplements are now found widely across all retail formats.

In the long term, we expect price competition to accelerate for non-perishable center-of-the-store products (cereals, canned goods, paper products) as mass merchants battle for market share and because these products more easily lend themselves to commoditized online retailing.

All of these factors have impacted sales across the retail sector, including our stores. Despite a difficult operating environment, we remain focused on repositioning our stores and leveraging our 80 plus years in the industry. Importantly, we do not consider our stores as direct competitors to full-line grocery stores or mass merchants. Rather, the customer segment we serve is much more focused on convenience and overall health management. Accordingly, our stores are designed with a smaller footprint which provides for easy, quick access as compared to our big box competitors. Our stores are principally positioned as community wellness centers which offer a deep mix of fresh organic foods, natural products, and supplements coupled with highly knowledgable in-store associates.

At the core of our strategic repositioning strategy is modernizing our store portfolio through various store remodeling projects and the build-out of new stores within the markets we currently operate. For many of the customers we serve, convenience and selection are the most determinative factors in terms of where they shop. Accordingly, our new store designs reflect this and incorporate a heightened focus on perimeter-of-the-store offerings such as locally sourced products, to-go meal kits, juice bars, and expanded produce sections, all offered at competitive prices.

We believe these new store design attributes, coupled with a new marketing campaign will help enhance the frequency of customers visits and provide more opportunities to up-sell customers into our specialized, higher margin supplement and health and beauty categories.

An important long term element of our turnaround plan will be the deployment of a flexible store operating model for each location. As consumer shopping habits and preferences change, we are exploring a range of programs and initiatives to enhance the level of engagement with customers including concepts such as delivery services and subscription plans.

In connection with our strategic plan, during Q3 2017 we completed three remodeling/enhancement projects at existing stores and closed one non-performing store in the Midwest. We also have one new store currently under construction in our Florida market.

At the end of fiscal 2016, we opened our newest Florida market store which incorporates our latest design themes. We have been pleased with the performance of this new store to date and believe it could serve as a model for our next generation of stores.

Independent health food retailers have historically played an integral role within the natural products ecosystem, constantly evolving as operating environments change. Similarly, the markets in which we operate have changed and we are moving quickly to reposition our business accordingly.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 2017:

	For the three months ended June
	2017	2016	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$332,842,200	$333,398,723	$(556,523)	(0.2)
Cost of sales	314,818,453	314,235,192	583,261	0.2
Gross profit	18,023,747	19,163,531	(1,139,784)	(5.9)
Gross profit percentage	5.4%	5.7%

Operating expense	$17,061,945	$15,848,351	$1,213,594	7.7
Operating income	961,802	3,315,180	(2,353,378)	(71.0)
Interest expense	180,266	188,798	(8,532)	(4.5)
Income tax expense	413,000	1,310,000	(897,000)	(68.5)
Net income	385,049	1,851,934	(1,466,885)	(79.2)

BUSINESS SEGMENTS:
Wholesale
Sales	$326,465,475	$326,856,934	$(391,459)	(0.1)
Gross profit	15,412,958	16,416,415	(1,003,457)	(6.1)
Gross profit percentage	4.7%	5.0%
Retail
Sales	$6,376,725	$6,541,789	$(165,064)	(2.5)
Gross profit	2,610,789	2,747,116	(136,327)	(5.0)
Gross profit percentage	40.9%	42.0%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $6.1 million in Q3 2017 and $5.8 million in Q3 2016.

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

SALES – Q3 2017 vs. Q3 2016

Sales in our Wholesale Segment decreased $0.4 million during Q3 2017 as compared to Q3 2016. Significant items impacting sales during Q3 2017 included $10.9 million decrease in sales related to the volume and mix of cigarette cartons sold. This decrease was partially offset by a $8.1 million increase in sales related to price increases implemented by cigarette manufacturers and a $2.4 million increase in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”).  Sales in our Retail Segment decreased $0.2 million in Q3 2017 as compared to Q3 2016. This decrease was primarily related to lower sales in our existing stores which have experienced increased competition.

GROSS PROFIT – Q3 2017 vs. Q3 2016

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

Gross profit in our Wholesale Segment decreased $1.0 million during Q3 2017 as compared to Q3 2016. Significant items impacting gross margins during Q3 2017 included a $0.7 million decrease in gross profit related to the timing of cigarette price increases and a $0.7 million decrease in gross profit related to the volume and mix of cigarette cartons  sold. These decreases were partially offset by a $0.4 increase in gross profit related to higher sales in our Other Products category. During the prior fiscal year (fiscal 2016), cigarette manufacturers increased prices during the Company’s third fiscal quarter (Q3 2016). During fiscal 2017, cigarette manufacturers increased prices during the Company’s second fiscal quarter (Q2 2017) resulting in a timing difference between the associated gross profit benefits between the comparative fiscal quarters. Q3 2017 gross profit in our Retail Segment decreased $0.1 million as compared to Q3 2016.  This decrease was primarily related to the impact of lower sales in our existing stores.

OPERATING EXPENSE – Q3 2017 vs. Q3 2016

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Our Q3 2017 operating expenses increased $1.2 million as compared to Q3 2016. Significant items impacting operating expenses during the current period included a $0.4 million increase in health insurance costs resulting from higher claims experience, a $0.4 million increase in employee and other operating costs in our Wholesale Segment, and a $0.4 million increase in operating costs in our Retail Segment primarily related to higher marketing and employee costs.

INCOME TAX EXPENSE – Q3 2017 vs. Q3 2016

The change in the Q3 2017 income tax rate as compared to Q3 2016, is primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE 2017:

	For the nine months ended June
	2017	2016	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$936,994,299	$951,856,098	$(14,861,799)	(1.6)
Cost of sales	883,180,664	896,190,425	(13,009,761)	(1.5)
Gross profit	53,813,635	55,665,673	(1,852,038)	(3.3)
Gross profit percentage	5.7%	5.8%

Operating expenses	49,637,170	47,606,473	2,030,697	4.3
Operating income	4,176,465	8,059,200	(3,882,735)	(48.2)
Interest expense	545,719	562,654	(16,935)	(3.0)
Income tax expense	1,748,000	3,241,000	(1,493,000)	(46.1)
Net income	1,919,996	4,354,180	(2,434,184)	(55.9)

BUSINESS SEGMENTS:
Wholesale
Sales	$917,660,212	$930,502,477	$(12,842,265)	(1.4)
Gross profit	45,573,362	46,555,712	(982,350)	(2.1)
Gross profit percentage	5.0%	5.0%
Retail
Sales	$19,334,087	$21,353,621	$(2,019,534)	(9.5)
Gross profit	8,240,273	9,109,961	(869,688)	(9.5)
Gross profit percentage	42.6%	42.7%

(1)

Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $17.4 million for the nine month period ended June 2017 and $17.2 million for the nine month period ended June 2016.

SALES — Nine months Ended June 2017

Sales in our Wholesale Segment decreased $12.8 million for the nine months ended June 2017 as compared to the same prior year period. Significant items impacting sales during the period included a $35.8 million decrease in sales related to the volume and mix of cigarette cartons sold. This decrease was partially offset by a $20.8 million increase in sales related to price increases implemented by cigarette manufacturers and a $2.2 million increase in sales in our Other Products category.

Sales in our Retail Segment decreased $2.0 million for the nine months ended June 2017 as compared to the same prior year period. Of this change, approximately $0.7 million related to the closure of our flagship store in Florida during fiscal 2016 upon the expiration of its lease, partially offset by the opening of our newest Florida market store. The remaining $1.3 million change in sales was primarily related to lower sales in our existing stores which have experienced increased competition.

GROSS PROFIT — Nine months Ended June 2017

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

Gross profit in our Wholesale Segment decreased $1.0 million for the nine month period ending June 2017 as compared to the same prior year period. This decrease in gross profit was primarily related to a $1.2 million decrease in gross profit related to the volume and mix of cigarette cartons sold between the compative periods, partially offset by a $0.2 million increase in gross profit related to higher sales in our Other Products category.

Gross profit in our Retail Segment decreased $0.9 million for the nine month period ended June 2017 as compared to the same prior year period.  This change was primarily related to the impact of lower sales in our existing stores.

OPERATING EXPENSE — Nine months Ended June 2017

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Operating expenses increased $2.0 million during the nine months ended June 2017 as compared to the same prior year period. Significant items impacting operating expense during the current period included a $0.8 million increase in health insurance costs resulting from higher claims experience, a $0.5 million increase in fuel and other operating costs in our Wholesale Segment, and a $0.7 million increase in operating costs in our Retail Segment primarily related to higher marketing and employee costs.

INCOME TAX EXPENSE – Nine months Ended June 2017

The change in the income tax rate for the nine month ended June 2017 as compared to the same prior year period, is primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at June 2017:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2017 was $69.6 million, of which $10.3 million was outstanding, leaving $59.3 million available.

At June 2017, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.18% at June 2017. For the nine months ended June 2017, our peak borrowings under the Facility were $41.1 million, and our average borrowings and average availability under the Facility were $16.9 million and $48.4 million, respectively.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2017. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock totaling $0.1 million and $0.6 million for the three and nine month periods ended June 2017, respectively, and cash dividends of $0.2 million and $0.7 million on its common stock and convertible preferred stock for the three and nine month periods ended June 2016, respectively.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 18, 2017	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 18, 2017	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)