Form 10-K
period 2017-09-30
AMCON DISTRIBUTING CO
filed 2017-11-08
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on March 31, 2017 was $30,530,530 computed by reference to the $99.10 closing price of such common stock equity on March 31, 2017.

As of November 6, 2017 there were 690,657 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2017 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2017 and 2016 fiscal years ended September 30, are herein referred to as fiscal 2017 and fiscal 2016, respectively. The fiscal year‑end balance sheet dates of September 30, 2017 and September 30, 2016 are referred to herein as September 2017 and September 2016, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on NYSE American under the symbol “DIT.” The Company operates two business segments:

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 16,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. Convenience stores represent our largest customer category. In November 2017, Convenience Store News ranked us as the seventh (7th) largest convenience store distributor in the United States based on annual sales.

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

BUSINESS STRATEGY

Our business strategy focuses on short, medium, and long term objectives designed to create shareholder value. Our strategic objectives are:

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

PRINCIPAL PRODUCTS

The sales of cigarettes represented 71% and 72% of our consolidated revenue in fiscal 2017 and fiscal 2016 respectively. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 29% of our consolidated revenue in fiscal 2017 and 28% in fiscal 2016.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 11 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment has a significant presence in the regions in which we operate. There are, however, a number of both national and regional wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core‑Mark International (San Francisco, California), as well as regional wholesalers such as Eby‑Brown LLP (Chicago, Illinois), and H.T. Hackney (Knoxville, Tennessee) along with a host of smaller grocery and tobacco wholesalers. Most recently, Amazon has entered the grocery and natural foods business with its acquisition of Whole Foods Market which enhances their competitive position in the food and grocery category posing a threat not only to food and grocery retailers, but also to wholesale distribution companies should they decide to compete in that portion of the industry’s supply chain, including the distribution of products to convenience stores.

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

The natural food retail industry is highly fragmented. According to The Natural Foods Merchandiser (“NFM”), there are approximately 10,000 natural food retail stores operating independently or as part of small retail chains and nearly 26,000 stores when national chains are included. These competitors include companies such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Luck’s Market, Fresh Thyme Farmers Market, General Nutrition Centers (“GNC”), and Vitamin World, and other online competitors such as Amazon all who have embarked on aggressive expansion strategies. We also compete with specialty supermarkets, other and independent natural foods stores chains, small specialty stores, and restaurants. In recent years, conventional supermarkets and mass market outlets such Krogers, Albertsons, Walmart, and Costco have significantly increased their offerings of organic and natural products adding another layer of competition. Most recently, Amazon entered the grocery and natural foods business with its acquisition of Whole Foods Market which enhances their competitive position in the food and grocery category posing a threat to all food and grocery retailers.

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

The Company operates in 25 states and is subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In recent years a number of states, as well as the federal government, have increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls and as a mechanism to discourage tobacco product use.

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2017 or fiscal 2016.

EMPLOYEES

At September 2017, the Company had 684 full‑time and 106 part‑time employees, which together serve in the following areas:

Managerial	39
Administrative	91
Delivery	126
Sales & Marketing	253
Warehouse	281
Total Employees	790

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). The current labor agreement with the union is effective through December 2017. While the Company believes it has satisfactory relations with its employees and is in negotiations with representatives from the IAMAW, no assurances can be given that the Company will execute a new labor agreement prior to December 31, 2017.

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

The distribution of cigarettes represents a significant portion of our business. During fiscal 2017, approximately 71% of our consolidated revenues came from the distribution of cigarettes which generated approximately 20% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

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

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as our Company. Our Company’s principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. Most of these competitors generally offer a wide range of products at prices comparable to those offered by our Company. Some of our competitors have substantial financial resources and long‑standing customer relationships. This competition may reduce our margins and/or cause a loss in market share, adversely impacting our results of operations, cash flow, and financial condition. Most recently, Amazon entered the grocery and natural foods business with its acquisition of Whole Foods Market which enhances their competitive position in the food and grocery category posing a threat not only to food and grocery retailers, but also to wholesale distribution companies should they decide to compete in that portion of the industry’s supply chain, including the distribution of products to convenience stores.

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

In our retail health food business, we compete with a wide range of well financed regional and national competitors such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Luck’s Market, Fresh Thyme Farmers Market, General Nutrition Centers (“GNC”), and Vitamin World, and other online competitors such as Amazon all who have embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other and independent natural foods stores chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets such Krogers, Albertsons, Walmart, and Costco have also significantly increased their offerings of organic and natural products providing another layer of competition. Finally, if online shopping continues to grow in popularity and further disrupts traditional sales channels, it may present a significant direct risk to brick and mortar retailers. Most recently, Amazon entered the grocery and natural foods business with its acquisition of Whole Foods Market which enhances their competitive position in the food and grocery category posing a threat to all food and grocery retailers. Most of these competitors may have greater financial and marketing resources than our Company and may be able to devote greater resources to sourcing, promoting, and selling their products. In response to heightened competition, the Company is in the process of implementing a repositioning strategy for our retail business. This repositioning strategy calls for a wide range of initiatives including the possible addition of one or more of our new retail store prototypes per year into the foreseeable future. If our repositioning strategy in response to this increase in competition is not successful, it may have a material adverse effect on our results of operations, business, cash flow, and financial condition, and could potentially result in the impairment of assets within this business segment.

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

If we or our third‑party suppliers, including suppliers of our private label products, fail to comply with applicable regulatory requirements or to meet our specifications for quality, we could be required to take costly corrective action and our reputation could be negatively impacted. We do not own or operate any manufacturing facilities, and therefore depend upon independent third‑party vendors to produce our private label branded products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third‑party suppliers of our private label products may not maintain adequate controls with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. Additionally, there are no assurances that we would be successful in finding new third‑party suppliers that meet our quality guidelines if needed. If any of these events were to occur, our results from operations, cash flow, liquidity position, and overall financial condition could be negatively impacted.

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

We may face exposure to product liability claims in the event that the use of products sold by us is alleged to cause injury or illness. With respect to product liability claims, we believe that we have sufficient liability insurance coverage and indemnities from manufacturers. However, product liability insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying the products we sell, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insurance limits of any insurance provided by suppliers. If we do not have adequate insurance or if contractual indemnification is not available or if the counterparty cannot fulfill its indemnification obligation, product liability relating to allegedly defective products could materially adversely impact our results of operations, cash flow, business, and overall financial condition could be negatively impacted.

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

We rely extensively on our information technology systems to run all aspects of our business. If any of our information technology systems are damaged or made unavailable due to a wide range of issues such as power outages, computer and telecommunications failures, computer viruses, security breaches, malware, or compromised by any other method, it could have a material negative impact on our operations and profits.

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

Under our credit facility, we are required to maintain a minimum debt service ratio if our excess availability falls below 10% of the maximum loan limit as defined in our revolving credit agreement. Our ability to comply with this covenant may be affected by factors beyond our control. If we breach, or if our lender contends that we have breached this covenant or any other restrictions, it could result in an event of default under our revolving credit facility, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facility could terminate their commitments to make further extensions of credit under our revolving credit facility. Additionally, our real estate note payable includes a cross‑default provision that would cause it to be in default and due immediately if our credit facility was deemed to be in default.

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

In addition, at September 2017 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in December 2017. If we were not able to renew our future labor agreements on similar terms, we may be unable to recover labor cost increases through increased prices or may suffer business interruptions as a result of strikes or other work stoppages.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

•

The Company Has Few Shareholders of Record And, If this Number Drops below 300, as was true as of September 30, 2017, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE American, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock falls below 300, as was true as of September 30, 2017, our obligation to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE American. This would likely impact investors’ ability to trade in our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s six distribution centers and fifteen retail stores at September 2017 are set forth below:

Location	Square Feet
Distribution—IL, MO, ND, NE, SD, & TN	641,000
Retail—AR, FL, MO, NE, & OK	150,400
Total Square Footage	791,400

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

Name	Age	Position
Christopher H. Atayan	57	Chairman of the Board, Chief Executive Officer, Director
Kathleen M. Evans	70	President, Director
Andrew C. Plummer	43	Vice President, Chief Financial Officer, and Secretary

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE American under the trading symbol “DIT”. As of October 31, 2017, the closing price of our common stock on NYSE American was $90.00 and there were 690,657 common shares outstanding. As of that date, the Company had approximately 607 persons holding common shares beneficially of which approximately 132 are shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company’s common stock reported by NYSE American for fiscal 2017 and 2016.

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
4th Quarter	$111.35	$86.35	$92.99	$88.98
3rd Quarter	107.00	94.03	89.62	80.05
2nd Quarter	121.05	97.65	82.76	70.09
1st Quarter	115.30	88.32	85.00	76.15

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

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $0.7 million, or $1.00 per common share, during both fiscal 2017 and fiscal 2016.

Prior to the conversion of the Company’s Series A and B Convertible Preferred Stock (“Convertible Preferred Stock”) into common stock during fiscal 2016, the Company paid cash dividends on its Convertible Preferred Stock. The Company paid dividends on its Convertible Preferred Stock during fiscal 2016 totaling $0.2 million.

REPURCHASE OF COMPANY SHARES

The Company repurchased a total of 12,036 and 56,391 shares of its common stock during fiscal 2017 and fiscal 2016, respectively, for cash totaling approximately $1.1 million and $4.8 million, respectively. All repurchased shares were recorded in treasury stock at cost. At September 2017, 49,068 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors. In October 2017, our Board of Directors renewed the repurchase authorization for 50,000 shares of the Company’s common stock.

During the fourth quarter of fiscal 2017, the Company repurchased shares of its common stock for cash totaling approximately $0.1 million. The following table summarizes these repurchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock for the quarterly period ended September 30, 2017:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
		(b) Average	Purchased as Part	Shares (or Units) that
	(a) Total Number	Price Paid	of Publicly	May Yet Be Purchased
	of Shares (or	per Share	Announced Plans	Under the Plans or
Period	Units) Purchased	(or Unit)	or Programs	Programs*
July 1-31, 2017	578	$93.50	578	49,422
August 1 - 31, 2017	354	92.60	354	49,068
September 1 - 30, 2017	—	—	—	49,068
Total	932	$93.16	932	49,068

*            In December 2016, our Board of Directors authorized purchases of up to 50,000 shares of our Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.  In October 2017 and subsequent to the end of fiscal 2017, our Board of Directors renewed the repurchase authorization for 50,000 shares.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S‑K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2017 and September 2016. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

Business Update—Wholesale Segment

The convenience store industry (“Industry”) we serve continues to perform well relative to other retail formats. Similar to other retail sectors, however, the Industry is transforming in response to changes in consumer shopping habits and technology.

A number of ongoing trends continue to impact the Industry. First, the long term demand trend for cigarettes continues to decline as fewer individuals smoke, in part because of the impact of higher excise taxes. Secondly, the lines between convenience stores and other retail formats continues to blur as quick serve restaurants (“QSRs”), drugstores, dollar stores, and smaller conventional grocery stores all add competing products and services. Lastly, the demand for food away from home continues to grow, fueling the demand for new and innovative foodservice solutions across all retail formats. These trends have resulted in a highly competitive pricing environment across the entire Industry at all levels, and is driving new rounds of consolidation at both the convenience store and distributor level. In particular, we are increasingly seeing smaller distributors come to market as the economics of their business model becomes less attractive.

Our long term growth strategy for our wholesale business reflects this operating environment. Independent convenience store owners are increasingly looking to our Company to assist them in areas such as category and profitability management, and for new technology solutions. Additionally, the interest in building new non-tobacco revenue streams continues to accelerate among convenience store owners.

While many traditional consumer package goods (CPG) companies struggle with modest growth prospects, the convenience store channel remains a relatively bright spot for CPG manufacturers. Because of this, CPG manufacturers have been highly focused on new product innovation and responding to a rapidly changing retail environment. Accordingly, CPG companies continue to rely heavily on convenience store distributors to help them build and maintain this important sales channel.

Given these market dynamics, our long term strategic plan is centered around three core areas: 1) expanding our geographic footprint either through strategic acquisitions or establishing new distribution centers, 2) expanding our foodservice platform, and 3) ongoing investments in our information technology applications as a means of differentiation and long term customer retention.

We remain optimistic about the future of the Industry and our leadership position as one of the largest distributors in a highly fragmented market. Many of the changes in technology and consumer behavior which are reshaping the retail sector are focused around shopping convenience. In an operating environment that rewards speed, we believe the convenience store industry is well positioned to capitalize on the forces which are currently transforming all of retail.

Business Update—Retail Segment

All retail sectors continue to experience a tremendous structural shift driven by increased competition, changes in the types of products being demanded, how consumers shop and engage with retailers.

In the food retailing industry, the changes have been profound as conventional grocery stores, mass merchants, and web based shopping formats such as Krogers, Albertsons, Walmart, Costco have all greatly expanded their natural product offerings. Additionally, regional and national health food retailers such as Sprouts Farmers Market, Natural Grocers, Trader Joe’s, Lucky’s Market, and Fresh Thyme Farmers Market all continue to expand. Most recently, the nation’s largest health food retailer (Whole Foods Market) was acquired by Amazon. These factors have impacted sales across the health food industry and our stores have been no exception.

Despite a challenging operating environment, small and independent health food retailers continue to survive and thrive in this hyper-competitive landscape. This is due in part to the nimble business strategies deployed by smaller retailers, in addition to their ongoing role in the overall health food ecosystem in which they serve as the initial launching pad for most new products, brands, and innovations. Because smaller health food retailers often serve as a first point of market entry for new products, they typically carry a highly differentiated product mix and level of service not found at their big box competitors.

In the prior fiscal year (fiscal 2016), our Company outlined a multi-year strategic plan to reposition our retail business and more fully leverage the strength of our local brands which dates back to the 1930’s. This strategic plan is centered around four functional areas including: 1) targeted closure of non-performing stores, 2) selectively remodeling existing stores and adding new stores which incorporate modern design themes and convenience shopping attributes, 3) the implementation of a comprehensive program to optimize our merchandising strategy, and 4) the introduction of a new branding and marketing program.

Our management team has moved quickly in executing this strategic plan and to date has successfully completed a wide range of initiatives including the following:

•	Named a new leadership team over our retail business in late September 2016
•	Opened one new store in our Florida market in late September 2016
•	Closed one non-performing store in our Midwest market during fiscal 2017
•	Developed new store proto-type based on our “Total Wellness Solution” concept
•	Re-imaged store branding, product labeling, and in-store signage
•	Introduced new multi-channel marketing campaign with the assistance of professional marketing agencies (radio, print, web, direct mail)
•	Implemented a program to build comprehensive email marketing campaigns and build a robust social media presence
•	Completed a beta version for a new website which will offer enhanced ecommerce capabilities
•	Completed one major remodeling project for an existing store during fiscal 2017
•	Completed enhancement projects for two existing stores during fiscal 2017
•	Completed the build-out of a new store in our Florida market which opened in October 2017

Our “Total Wellness Solution” store proto-types (“proto-type”) have been well received by customers and have demonstrated attractive unit economics. This proto-type re-invents the customer experience with a completely redesigned store perimeter which offers expanded selections in areas such as local and fresh products, on-the-go meal kits, larger produce, dairy and beverage sections, “all natural” smoothie bars, and featured wine selections. This new proto-type also calls for a smaller physical footprint which decreases our initial development costs and lowers our ongoing overhead and maintenance costs.

An important element of our new proto-type is the use of modern design attributes to help increase the frequency of customer visits, drive customers towards add-on purchases in other higher margin product categories such as health and beauty and vitamin supplements, and ultimately to help increase our average basket size. Importantly, our new proto-type stores have not been designed for direct head-to-head competition against larger big box retailers whose stores often range between 25,000 and 50,000 square feet in size. Rather, our new proto-type stores are focused on winning business from time constrained consumers who desire quick and easy store access and a more personalized level of service.

Forward looking, we believe that health food and wellness retailing will remain an attractive sector long term and that our current business strategy will position us well to capture growth in this area. Further, we believe our new store proto-type presents us with a highly competitive retail format and that the market potential is such that we can add one or more new stores deploying this proto-type per year into the foreseeable future.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2017 and 2016:

	Fiscal Years
	2017	2016
Sales	100.0%	100.0%
Cost of sales	94.3	94.2
Gross profit	5.7	5.8
Selling, general and administrative expenses	5.0	4.8
Depreciation and amortization	0.2	0.2
Operating income	0.5	0.8
Interest expense	0.1	0.1
Income before income taxes	0.4	0.7
Income tax expense	0.2	0.3
Net income	0.2	0.4
Preferred stock dividend requirements	—	—
Net income available to common shareholders	0.2%	0.4%

	Fiscal Years
(In millions)	2017	2016	Incr (Decr) (2)
CONSOLIDATED:
Sales(1)	$1,275.0	$1,294.6	$(19.6)
Cost of sales	1,202.5	1,219.9	(17.4)
Gross profit	72.4	74.8	(2.4)
Gross profit percentage	5.7%	5.8%

Operating expense	$66.2	$63.9	$2.3
Operating income	6.2	10.9	(4.7)
Interest expense	0.8	0.7	0.1
Income tax expense	2.5	4.3	(1.8)
Net income	2.9	6.0	(3.1)

BUSINESS SEGMENTS:
Wholesale
Sales	$1,249.6	$1,267.2	$(17.6)
Gross profit	61.7	62.9	(1.2)
Gross profit percentage	4.9%	5.0%
Retail
Sales	$25.4	$27.4	$(2.0)
Gross profit	10.7	11.8	(1.1)
Gross profit percentage	42.1%	43.2%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $24.1 million in fiscal 2017 and $23.1 million in fiscal 2016.
(2)	Calculated based on rounded numbers as presented in the table.

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

SALES—Fiscal 2017 vs. Fiscal 2016

Sales in our Wholesale Segment decreased $17.6 million during fiscal 2017 as compared to Fiscal 2016. Significant items impacting sales during fiscal 2017 included a $47.4 million decrease in sales related to the volume and mix of cigarette cartons sold. This decrease was partially offset by a $27.5 million increase in sales related to price increases implemented by cigarette manufacturers and a $2.3 million increase in sales related to higher sales volume in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”).

Sales in our Retail Segment decreased $2.0 million in fiscal 2017 as compared to Fiscal 2016. This change was primarily related to the net impact of relocating one store in our Florida market, the closure of one store in our Midwest market, and lower sales in our remaining stores which have been impacted by increased competition.

GROSS PROFIT—Fiscal 2017 vs. Fiscal 2016

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

Gross profit in our Wholesale Segment decreased $1.2 million during fiscal 2017 as compared to fiscal 2016. This decrease was primarily related to the volume and mix of cigarette cartons sold during fiscal 2017. Gross profit in our Retail Segment decreased $1.1 million during fiscal 2017 as compared to fiscal 2016, primarily related to lower sales volumes.

OPERATING EXPENSE—Fiscal 2017 vs. Fiscal 2016

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

Our fiscal 2017 operating expenses increased $2.3 million as compared to fiscal 2016. Significant items impacting fiscal 2017 operating expenses included a $1.6 million increase in our wholesale operating expenses primarily related to higher health insurance, fuel, employee benefits, and other operating expenses, and a $0.7 million increase in our retail operating expenses primarily related to the execution of our repositioning strategy for that business (i.e. staffing,  marketing, promotion, etc.).

INCOME TAX EXPENSE —Fiscal 2017 vs. Fiscal 2016

The change in the fiscal 2017 income tax rate as compared to fiscal 2016, is primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility which was due to expire in July 2018 was renewed in November 2017, subsequent to the end of fiscal 2017. The renewed credit facility has substantially the same terms as those provided for in the credit facility agreement in place at September 2017 and has a November 2022 maturity date. The significant terms of the Facility agreement in place at September 2017 included the following:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day‑to‑day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2017 was $69.6 million, of which $29.0 million was outstanding, leaving $40.6 million available.

At September 2017, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short‑term LIBOR rate elections made by the Company. The average interest rate was 3.56% at September 2017.

During fiscal 2017, our peak borrowings under the Facility were $45.0 million and our average borrowings and average availability was $20.4 million and $45.9 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets. At September 2017, our inventory and Facility had increased in comparison to September 2016 primarily related to opportunistic inventory purchases. We expect our inventory and Facility will return to normalized levels during the first quarter of fiscal 2018 as the associated inventory is sold and the Facility is paid down. In October 2017, the Company renewed the Facility (see Note 13).

Cross Default and Co‑Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause it to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2017. In addition, the Real Estate Loan contains co‑terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2017.

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

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG‑LIVED ASSETS, INCLUDING GOODWILL

Long‑lived assets consist primarily of property and equipment, intangible assets, and goodwill acquired in business combinations. Property and equipment and amortizable identified intangible assets are assigned useful lives ranging from 2 to 40 years. Indefinite‑lived intangible assets and goodwill are not amortized. Impairment of the Company’s long‑lived assets is assessed during the Company’s fourth fiscal quarter using both qualitative and quantitative analysis, or whenever events or circumstances change that indicate the carrying value of such long‑lived assets may not be recoverable. The Company recorded no impairment charges during either fiscal 2017 or fiscal 2016.

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

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17") which was effective for fiscal years beginning December 15, 2016 (fiscal 2018 for the Company). ASU 2015-17 required that deferred tax assets and liabilities be net and classified as noncurrent on the balance sheet rather than presenting deferred taxes into current and noncurrent amounts. The Company elected to early adopt ASU 2015-07 effective for the fiscal year ending September 30, 2017. The Company applied the new guidance on a retrospective basis, resulting in a reclassification of current deferred tax assets totaling $1.4 million against long term deferred tax liabilities in the Company’s Consolidated Balance Sheet as of September 30, 2016. The adoption of this ASU had no impact on the Company’s Consolidated Statement of Operations.

New Accounting Pronouncements

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

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU and related amendments supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company), and for interim periods within that fiscal year. The Company is in the data aggregation and quantification phase of its review of this new standard, and is working to assess the impact and our approach towards adopting this ASU.

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and for interim periods within that fiscal year. The Company is currently evaluating this ASU and its impact on our consolidated financial statements including the potential capitalization of all operating leases on the Company’s balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 (fiscal 2021 for the Company) with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward‑looking statements:

•	increasing competition in our wholesale and retail health food businesses and any associated impact on the carrying value of intangible assets within those businesses,

•	that our repositioning strategy for our retail business will not be successful,

•

if online shopping formats such as Amazon continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to brick and mortar retailers and potentially wholesale distributors,

•	increases in fuel costs and expenses associated with operating a refrigerated trucking fleet,

•	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

•	higher commodity prices which could impact food ingredient costs for many of the products we sell,

•	regulation of cigarette, tobacco, and e-cigarette products by the FDA, in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA, states, or local municipalities on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	risks associated with opening new retail stores,

•	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

•	increasing health care costs for consumers and the potential impact on discretionary consumer spending,

•	the ongoing trend of higher health care costs in our business which has impacted profitability,

•	decreased availability of capital resources,

•	domestic regulatory and legislative risks,

•	poor weather conditions,

•	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

•	natural disasters and domestic or political unrest,

•	other risks over which the Company has little or no control, and any other factors not identified herein

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

AMCON Distributing Company

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMCON Distributing Company and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Omaha, Nebraska

November 8, 2017

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2017	2016
ASSETS
Current assets:
Cash	$523,065	$605,380
Accounts receivable, less allowance for doubtful accounts of $0.8 million at September 2017 and $0.7 million at September 2016	30,690,403	30,033,104
Inventories, net	72,909,996	48,404,882
Income taxes receivable	—	164,959
Prepaid and other current assets	4,218,811	8,608,049
Total current assets	108,342,275	87,816,374

Property and equipment, net	13,307,986	12,607,877
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,494,311	3,759,311
Other assets	310,488	288,082
Total assets	$131,804,887	$110,821,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,631,552	$18,164,983
Accrued expenses	7,553,089	6,792,884
Accrued wages, salaries and bonuses	3,477,966	3,580,996
Income taxes payable	544,069	—
Current maturities of long-term debt	373,645	362,495
Total current liabilities	29,580,321	28,901,358

Credit facility	29,037,182	10,537,226
Deferred income tax liability, net	2,336,263	2,579,650
Long-term debt, less current maturities	2,648,179	3,021,824
Other long-term liabilities	34,100	30,815

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 678,006 shares outstanding at September 2017 and 677,057 shares outstanding at September 2016	8,314	8,184
Additional paid-in capital	20,825,919	19,525,554
Retained earnings	60,935,911	58,693,241
Treasury stock at cost	(13,601,302)	(12,476,381)
Total shareholders’ equity	68,168,842	65,750,598
Total liabilities and shareholders' equity	$131,804,887	$110,821,471

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2017	2016
Sales (including excise taxes of $368.8 million and $386.1 million, respectively)	$1,274,984,408	$1,294,625,223
Cost of sales	1,202,536,285	1,219,855,401
Gross profit	72,448,123	74,769,822
Selling, general and administrative expenses	64,173,895	61,733,220
Depreciation and amortization	2,049,475	2,162,667
	66,223,370	63,895,887
Operating income	6,224,753	10,873,935

Other expense (income):
Interest expense	825,690	723,221
Other (income), net	(39,513)	(104,959)
	786,177	618,262
Income from operations before income tax expense	5,438,576	10,255,673
Income tax expense	2,489,000	4,275,000
Net income	2,949,576	5,980,673
Preferred stock dividend requirements	—	(160,360)
Net income available to common shareholders	$2,949,576	$5,820,313

Basic earnings per share available to common shareholders	$4.34	$9.37
Diluted earnings per share available to common shareholders	$4.26	$8.38

Basic weighted average shares outstanding	679,478	621,435
Diluted weighted average shares outstanding	692,183	713,897

Dividends declared and paid per common share	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2015	706,109	$7,061	(85,005)	$(7,680,969)	$15,509,199	$53,527,606	$61,362,897
Dividends on common stock, $1.00 per share	—	—	—	—	—	(654,678)	(654,678)
Dividends on convertible preferred stock	—	—	—	—	—	(160,360)	(160,360)
Compensation expense and issuance of stock in connection with equity-based awards	13,637	136	—	—	1,117,450	—	1,117,586
Proceeds from the exercise of stock options	98,707	987	—	—	2,898,905	—	2,899,892
Repurchase of common stock	—	—	(56,391)	(4,795,412)	—	—	(4,795,412)
Net income	—	—	—	—	—	5,980,673	5,980,673
Balance September 30, 2016	818,453	$8,184	(141,396)	$(12,476,381)	$19,525,554	$58,693,241	$65,750,598
Dividends on common stock, $1.00 per share	—	—	—	—	—	(706,906)	(706,906)
Compensation expense and issuance of stock in connection with equity-based awards	12,985	130	—	—	1,300,365	—	1,300,495
Repurchase of common stock	—	—	(12,036)	(1,124,921)	—	—	(1,124,921)
Net income	—	—	—	—	—	2,949,576	2,949,576
Balance, September 30, 2017	831,438	$8,314	(153,432)	$(13,601,302)	$20,825,919	$60,935,911	$68,168,842

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,949,576	$5,980,673
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,784,475	1,831,000
Amortization	265,000	331,667
Gain on sale of property and equipment	(31,622)	(58,926)
Equity-based compensation	1,394,879	1,403,584
Deferred income taxes	(243,387)	437,278
Provision (recovery) for losses on doubtful accounts	98,000	(199,000)
Recoveries for losses on inventory obsolescence	(101,716)	(57,247)
Other	3,285	(4,045)
Changes in assets and liabilities:
Accounts receivable	(755,299)	2,032,683
Inventories	(24,403,398)	12,445,843
Prepaid and other current assets	4,389,238	(6,482,141)
Other assets	(22,406)	29,102
Accounts payable	(467,348)	976,142
Accrued expenses and accrued wages, salaries and bonuses	669,873	(228,552)
Income taxes payable (receivable)	709,028	(51,721)
Net cash flows from operating activities	(13,761,822)	18,386,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,565,699)	(1,594,848)
Proceeds from sales of property and equipment	46,654	112,157
Net cash flows from investing activities	(2,519,045)	(1,482,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,311,967,154	1,303,722,318
Repayments under revolving credit facility	(1,293,467,198)	(1,314,087,299)
Principal payments on long-term debt	(362,495)	(351,383)
Repurchase of common stock	(1,124,921)	(4,795,412)
Dividends paid on convertible preferred stock	—	(160,360)
Dividends on common stock	(706,906)	(654,678)
Withholdings on the exercise of equity-based awards	(107,082)	(190,991)
Net cash flows from financing activities	16,198,552	(16,517,805)
Net change in cash	(82,315)	385,844
Cash, beginning of period	605,380	219,536
Cash, end of period	$523,065	$605,380

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$819,969	$737,252
Cash paid during the period for income taxes	2,023,359	3,889,443

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	101,361	167,444
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,262,763	1,174,981
Issuance of common stock in connection with the redemption of Series A & B convertible preferred stock	—	2,899,892

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

AMCON also operates six retail health food stores in Florida under the name Chamberlin’s Market & Café (“Chamberlin’s”) and nine in the Midwest under the name Akin’s Natural Foods Market (“Akin’s”). These stores carry natural supplements, groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 71% of our consolidated revenue and 20% of our consolidated gross profit during fiscal 2017 and 72% of our consolidated revenue and 22% of our consolidated gross profit during fiscal 2016.

(b) Accounting Period:

The Company’s fiscal year ends on September 30 and the fiscal years ended September 30, 2017 and September 30, 2016 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly‑owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2017 and fiscal 2016 totaled approximately $2.2 million and $2.6 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 6). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

(f) Inventories:

At September 2017 and September 2016, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or market. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.8 million and $0.9 million at September 2017 and September 2016 respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non‑refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2017	September 2016
Prepaid expenses	$1.4	$1.2
Prepaid inventory	2.8	7.4
	$4.2	$8.6

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

	Years
Buildings			40
Warehouse equipment	5	-	7
Furniture, fixtures and leasehold improvements	2	-	12
Vehicles	2	-	5

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

We arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by particular assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions such as but not limited to projected sales growth rates including the addition of new retail stores, gross profit estimates, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

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

No impairments of goodwill, indefinite‑lived assets, or identifiable intangible assets with finite lives were recorded during either fiscal 2017 or fiscal 2016.

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

(m) Share-Based Compensation:

The Company recognizes expense for its share‑based compensation based on the fair value of the awards that are granted. The fair value of the stock options is estimated at the date of grant using the Black‑Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock units is based on the period ending closing price of the Company’s common stock. Measured compensation cost is recognized ratably over the vesting period of the related share‑based compensation award and is reflected in our Consolidated Statement of Operations under “selling, general and administrative expenses.”

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

(r) Accounting Pronouncements:

Accounting Pronouncement Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17") which was effective for fiscal years beginning December 15, 2016 (fiscal 2018 for the Company). ASU 2015-17 required that deferred tax assets and liabilities be net and classified as noncurrent on the balance sheet rather than presenting deferred taxes into current and noncurrent amounts. The Company elected to early adopt ASU 2015-07 effective for the fiscal year ending September 30, 2017. The Company applied the new guidance on a retrospective basis, resulting in a reclassification of current deferred tax assets totaling $1.4 million against long term deferred tax liabilities in the Company’s Consolidated Balance Sheet as of September 30, 2016.  The adoption of this ASU had no impact on the Company’s Consolidated Statement of Operations.

New Accounting Pronouncements

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

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU and related amendments supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company), and for interim periods within that fiscal year. The Company is in the data aggregation and quantification phase of its review of this new standard, and is working to assess the impact and our approach towards adopting this ASU.

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and for interim periods within that fiscal year. The Company is currently evaluating this ASU and its impact on our consolidated financial statements including the potential capitalization of all operating leases on the Company’s balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 (fiscal 2021 for the Company) with early adoption permitted. The company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

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

(s) Reclassifications:

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation with no effect on net income or stockholder’s equity.

2. CONVERTIBLE PREFERRED STOCK:

In fiscal 2016, the Company had 100,000 shares of Series A Preferred Stock (“Series A”) and 16,000 shares of Series B Preferred Stock (“Series B”) outstanding. During the fourth quarter of fiscal 2016, all outstanding shares of Series A and Series B were converted to 98,707 common shares of the Company pursuant to terms provided in the preferred stock agreements. Mr. Christopher Atayan, AMCON’s Chief Executive Officer and Chairman of the Board, owned all of the outstanding shares of the Series A and 8,000 shares of the Series B. In fiscal 2016, the Company paid cash dividends of approximately $0.1 million to Mr. Atayan related to his ownership of the Series A and Series B.

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

	For Fiscal Years
	2017	2016
	Basic	Basic
Weighted average common shares outstanding	679,478	621,435
Net income	$2,949,576	$5,980,673
Deduct: convertible preferred stock dividends	—	(160,360)
Net income available to common shareholders	$2,949,576	$5,820,313
Net earnings per share available to common shareholders	$4.34	$9.37

	For Fiscal Years
	2017	2016
	Diluted	Diluted
Weighted average common shares outstanding	679,478	621,435
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock(1)	12,705	92,462
Weighted average number of shares outstanding	692,183	713,897
Net income	$2,949,576	$5,980,673
Deduct: convertible preferred stock dividends (2)	—	—
Net income available to common shareholders	$2,949,576	$5,980,673
Net earnings per share available to common shareholders	$4.26	$8.38

(1)	Diluted earnings per share calculation includes all stock options, convertible preferred stock, and restricted stock units deemed to be dilutive.
(2)

Diluted earnings per share calculation excludes dividend payments for convertible preferred stock deemed to be dilutive, as those amounts are assumed to have been converted to common stock of the Company.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2017 and September 2016 consisted of the following:

	2017	2016
Land	$648,818	$648,818
Buildings and improvements	10,661,543	10,661,543
Warehouse equipment	13,195,827	12,915,534
Furniture, fixtures and leasehold improvements	10,732,163	10,118,995
Vehicles	2,195,704	2,164,794
Construction in progress	1,315,714	32,968
	38,749,769	36,542,652
Less accumulated depreciation and amortization:
Owned property and equipment	(25,441,783)	(23,934,775)
	$13,307,986	$12,607,877

5. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at September 2017 and September 2016 was as follows:

	2017	2016
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets at fiscal year ends 2017 and 2016 consisted of the following:

	2017	2016
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $2.0 million and $1.7 million at September 2017 and September 2016, respectively)	121,042	386,042
	$3,494,311	$3,759,311

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At September 2017 and September 2016, identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets totaled $0.3 million during both fiscal 2017 and fiscal 2016.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at September 2017:

Fiscal 2018	$79,375
Fiscal 2019	41,667
$121,042

6. DEBT:

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

CREDIT FACILITY

	2017	2016
Revolving portion of the Facility, interest payable at 3.56% at September 2017	$29,037,182	$10,537,226

The Facility included the following significant terms at September 2017:

•	A July 2018 maturity date without a penalty for prepayment.
•	$70.0 million revolving credit limit.
•	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.
•	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.
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

During fiscal 2017, total borrowings and payments on the Facility were approximately $1.3 billion and $1.3 billion, respectively, resulting in net advances of $18.5 million. Total borrowings and repayment on the Facility during fiscal 2016 were approximately $1.3 billion and $1.3 billion, respectively, resulting in net payments of $10.4 million.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day‑to‑day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2017 was $69.6 million, of which $29.0 million was outstanding, leaving $40.6 million available. In November 2017, the Company renewed the Facility. Based on this renewal the Facility has been reflected in the Company’s Consolidated Balance Sheet at September 2017 as a long term liability (see Note 13).

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long‑term obligations at fiscal 2017 and fiscal 2016.

	2017	2016
Note payable to a bank (“Real Estate Loan”), interest payable at a fixed rate of 2.99% with monthly installments of principal and interest of $38,344 through August 2021 with remaining principal due September 2021, collateralized by three distribution facilities	$3,021,824	$3,384,319
Less current maturities	373,645	362,495
	$2,648,179	$3,021,824

The aggregate minimum principal maturities of the long‑term debt for each of the next four fiscal years are as follows:

Fiscal Year Ending
2018	373,645
2019	385,139
2020	396,809
2021	1,866,231
$3,021,824

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long‑term debt approximated its carrying value at September 2017.

Cross Default and Co‑Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause it to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2017. In addition, the Real Estate Loan contains co‑terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a $0.4 million letter of credit to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

7. INCOME TAXES:

The components of income tax expense from operations for fiscal 2017 and fiscal 2016 consisted of the following:

	2017	2016
Current: Federal	$2,348,725	$3,355,335
Current: State	383,662	482,387
	2,732,387	3,837,722
Deferred: Federal	(223,283)	401,159
Deferred: State	(20,104)	36,119
	(243,387)	437,278
Income tax expense	$2,489,000	$4,275,000

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 35% for both fiscal 2017 and fiscal 2016 on income before income taxes is as follows:

	2017	2016
Tax at statutory rate	$1,903,502	$3,589,485
Nondeductible business expenses	402,980	368,002
State income taxes, net of federal tax benefit	244,587	345,323
Valuation allowance, net operating losses	—	6,260
Other	(62,069)	(34,070)
	$2,489,000	$4,275,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to a net deferred tax asset liability at September 2017 and September 2016 relates to the following:

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$282,576	$246,178
Accrued expenses	1,185,624	1,084,140
Inventory	502,042	464,648
Property and equipment	28,713	21,087
Net operating loss carry forwards - federal	195,675	241,717
Net operating loss carry forwards - state	592,559	592,559
Total gross deferred tax assets	2,787,189	2,650,329
Less: Valuation allowance	(592,559)	(592,559)
Total net deferred tax assets	2,194,630	2,057,770
Deferred tax liabilities:
Trade discounts	410,793	353,047
Property and equipment	1,395,560	1,618,875
Goodwill	1,381,953	1,308,729
Intangible assets	1,342,587	1,356,769
Total deferred tax liabilities	4,530,893	4,637,420
Total net deferred income tax liability	$2,336,263	$2,579,650

At September 2017, the Company had a $0.2 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $0.6 million and were primarily attributable to the Company’s fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. (“HNWC”), a wholly owned subsidiary of the Company. The utilization of HNWC’s net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

At September 2017, the Company had a valuation allowance of approximately $0.6 million against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2017 or fiscal 2016, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2014 and forward remain open under U.S. and state statutes.

8. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.7 million (net of employee forfeitures) in both fiscal 2017 and fiscal 2016.

9. COMMITMENTS AND CONTINGENCIES:

Lease Obligations

The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases totaled approximately $5.7 million in fiscal 2017 and $5.5 million in fiscal 2016.

At September 2017 the minimum future lease commitments were as follows:

Operating
Fiscal Year Ending	Leases
2018	$5,444,675
2019	4,552,452
2020	3,618,693
2021	2,608,271
2022	2,074,661
Thereafter	3,733,399
Total minimum lease payments	$22,032,151

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

The Company’s liabilities for unpaid and incurred, but not reported claims, for workers’ compensation, general liability, and health insurance at September 2017 and September 2016 was $1.5 million and $1.3 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self‑insured liabilities reserve is set forth below (in millions):

	2017	2016
Beginning balance	$1.3	$1.6
Charged to expense	6.5	5.7
Payments	6.3	6.0
Ending balance	$1.5	$1.3

10. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plan

The Company has two equity-based incentive plans, the 2007 Omnibus Incentive Plan and 2014 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 225,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2017, awards with respect to a total of 190,935 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 34,065 shares may be awarded under the Omnibus Plans.

Stock Options

The Company issued 6,000 and 5,500 incentive stock options during fiscal 2017 and fiscal 2016, respectively, to various employees pursuant to the provisions of the Company’s 2014 Omnibus Plan. These awards vest in equal installments over a five year service period. The awards had an estimated fair value at the grant date of approximately $0.1 million in both fiscal years using the Black‑Scholes option pricing model. The following assumptions were used in connection with the Black‑Scholes option pricing calculation as it relates to the fiscal 2017 and fiscal 2016 incentive stock option awards:

	Stock Option	Stock Option
	Pricing	Pricing
	Assumptions	Assumptions
	2017	2016
Risk-free interest rate	2.12%	1.98%
Dividend yield	0.6%	0.9%
Expected volatility	22.40%	24.30%
Expected life in years	6	6

The stock options issued by the Company expire ten years from the grant date and include a five year graded vesting schedule.  At September 2017, the Company had 28,300 stock options outstanding with a weighted average exercise price of $74.75 per share and 13,200 stock options which were exercisable with a weighted average price of $63.33 per share.

The following is a summary of stock option activity during fiscal 2017:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2016	22,800	$69.79
Granted	6,000	91.65
Exercised	(500)	51.50
Forfeited/Expired	—	—
Outstanding at September 2017	28,300	$74.75

Net income before income taxes included compensation expense related to the amortization of the Company’s stock option awards of $0.1 million during both fiscal 2017 and fiscal 2016. At September 2017, total unamortized compensation expense related to stock options was approximately $0.2 million. This unamortized compensation expense is expected to be amortized over approximately the next 40 months.

The aggregate intrinsic value of stock options outstanding was approximately $0.5 million at both September 2017 and September 2016. The aggregate intrinsic value of stock options exercisable was approximately $0.4 million and $0.3 million at September 2017 and September 2016, respectively.

The total intrinsic value of stock options exercised was $0.1 million in both fiscal 2017 and fiscal 2016. The total fair value of stock options vested was $0.4 million during both fiscal 2017 and fiscal 2016.

Restricted Stock Units

At September 2017, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)	Restricted Stock Units(4)
Date of award:	October 2013	October 2014	October 2015	October 2016
Original number of awards issued:	17,600	13,000	13,250	13,000
Service period:	36 - 60 months	36 months	36 - 60 months	36 months
Estimated fair value of award at grant date:	$1,486,000	$1,083,000	$1,112,000	$1,191,000
Non-vested awards outstanding at September 30, 2017:	1,320	4,334	8,867	13,000
Fair value of non-vested awards at September 30, 2017 of approximately:	$122,000	$400,000	$818,000	$1,199,000

(1)16,280 restricted stock units were vested as of September 2017. The remaining 1,320 restricted stock units will vest in equal amounts in October 2017 and October 2018.

(2)8,666 of the restricted stock units were vested as of September 2017. The remaining 4,334 restricted stock units will vest in October 2017.

(3)4,383 of the restricted stock units were vested as of September 2017. 8,667 of the restricted stock units will vest in equal amounts in October 2017 and October 2018. The remaining 200 restricted stock units will vest annually in October 2017 through October 2020.

(4)13,000 of the restricted stock units will vest in equal amounts in October 2017, October 2018, and October 2019.

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

Net income before income taxes included compensation expense related to the amortization of the Company’s restricted stock unit awards of approximately $1.3 million during both fiscal 2017 and fiscal 2016. These amounts were recorded as accrued expenses in the Company’s Consolidated Balance Sheet at both September 2017 and September 2016. The tax benefit related to this compensation expense was approximately $0.5 million in both fiscal 2017 and 2016, respectively. The total intrinsic value of restricted stock units vested was approximately $1.3 million during both fiscal 2017 and fiscal 2016.

Total unamortized compensation expense for these awards based on the September 2017 closing price was approximately $1.3 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 16 months (the weighted‑average period). The following summarizes restricted stock unit activity under the Omnibus Plans during fiscal 2017:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stocks units at September 2016	28,567	$90.96
Granted	13,000	91.65
Vested	(14,046)	94.70
Expired	—	—
Nonvested restricted stocks units at September 2017	27,521	$92.25

11. BUSINESS SEGMENTS:

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2017:
External revenues:
Cigarettes	$909,533,495	$—	$—	$909,533,495
Tobacco	158,899,064	—	—	158,899,064
Confectionery	80,129,898	—	—	80,129,898
Health food	—	25,421,603	—	25,421,603
Foodservice & other	101,000,348	—	—	101,000,348
Total external revenue	1,249,562,805	25,421,603	—	1,274,984,408
Depreciation	1,295,534	488,941	—	1,784,475
Amortization	265,000	—	—	265,000
Operating income (loss)	13,665,234	(1,801,581)	(5,638,900)	6,224,753
Interest expense	101,691	—	723,999	825,690
Income (loss) from operations before taxes	13,663,327	(1,786,851)	(6,437,900)	5,438,576
Total assets	117,297,333	14,399,224	108,330	131,804,887
Capital expenditures	525,558	2,040,141	—	2,565,699

FISCAL YEAR ENDED 2016:
External revenue:
Cigarettes	$929,512,552	$—	$—	$929,512,552
Tobacco	153,176,500	—	—	153,176,500
Confectionery	83,196,699	—	—	83,196,699
Health food	—	27,416,987	—	27,416,987
Foodservice & other	101,322,485	—	—	101,322,485
Total external revenue	1,267,208,236	27,416,987	—	1,294,625,223
Depreciation	1,390,625	440,375	—	1,831,000
Amortization	331,667	—	—	331,667
Operating income (loss)	16,177,122	51,749	(5,354,936)	10,873,935
Interest expense	115,415	—	607,806	723,221
Income (loss) from operations before taxes	16,148,463	69,952	(5,962,742)	10,255,673
Total assets	97,819,841	12,896,376	105,254	110,821,471
Capital expenditures	851,718	743,130	—	1,594,848

12. TREASURY STOCK:

The Company repurchased a total of 12,036 and 56,391 shares of its common stock during fiscal 2017 and fiscal 2016, respectively, for cash totaling approximately $1.1 million and $4.8 million, respectively. All repurchased shares were recorded in treasury stock at cost.

13. SUBSEQUENT EVENTS:

On October 24, 2017 the Compensation Committee of the Company’s Board of Directors awarded 13,000 long-term incentive equity awards to members of the Company’s executive management team. These awards included a three year graded vesting schedule and can be settled in either cash or stock. At the same time, the Company’s Board of Directors replenished the number of shares authorized for repurchase under AMCON’s existing Common Stock repurchase program. The program provides for periodic repurchases of up to 50,000 shares of AMCON’s common stock in open market or privately negotiated transactions.

In November 2017, the Company also renewed its credit facility agreement with Bank of America on substantially the same terms as those provided in the credit facility agreement in place at September 2017. The renewed credit facility agreement has an November 2022 maturity date.

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

As required by Rules 13a‑15(b) and 15d‑15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes‑Oxley and Item 308(a) of Regulation S‑K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the December 2017 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10‑K and such information is incorporated herein by this reference.

The information appearing under the caption “Executive Officers of the Registrant” in Part I of this report also is incorporated herein by reference. Our Board of Directors has adopted a code of ethical conduct that applies to our executive officers, including our principal executive officer and our principal financial officer. This code of ethical conduct is available without charge to any person who requests it by writing to our corporate secretary. It also is available on our internet website (www.amcon.com) by clicking on the “Corporate Governance” tab under “Investor Relations”. Any substantive amendment to, or waiver from, a provision of this code that applies to our principal executive officer or principal financial officer will be disclosed on our internet website and, if required by rules of the SEC or NYSE American, on the reports we file with the SEC.

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
10.11

Form of Stock Option Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10‑Q filed on April 19, 2011)

10.12

Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10‑Q filed on April 19, 2011)

10.13

Amended and Restated Term Real Estate Promissory Note, dated September 30, 2016, issued by AMCON Distributing Company to BMO Harris, NA (incorporated by reference to Exhibit 10.13 of AMCON’s Annual Report on form 10-K filed on November 8, 2016)

10.14	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Current Report on Form 8‑K filed with the Commission on December 22, 2014)*
10.15

Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Current Report on Form 8‑K filed with the Commission on December 22, 2014)*

10.16	Third Amendment to Second Amended and Restated Loan and Security Agreement, dated November 6, 2017, between AMCON Distributing Company and Bank of America.
11.1	Statement regarding computation of per share earnings (incorporated by reference to Note 3 to the Consolidated Financial Statements included as a part of this report on Form 10-K under Item 8)
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes‑Oxley Act
31.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, pursuant to section 302 of the Sarbanes‑Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes‑Oxley Act
32.2	Certification by Andrew C. Plummer, Vice President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes‑Oxley Act.
101	Interactive Data File (filed herewith electronically).

*        Represents management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2017	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2017	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 8, 2017	/s/ Kathleen M. Evans
Kathleen M. Evans
President and Director

November 8, 2017	/s/ Andrew C. Plummer
Andrew C. Plummer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

November 8, 2017	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 8, 2017	/s/ John R. Loyack
John R. Loyack
Director

November 8, 2017	/s/ Raymond F. Bentele
Raymond F. Bentele
Director

November 8, 2017	/s/ Stanley Mayer
Stanley Mayer
Director

November 8, 2017	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)