Form 10-Q
period 2017-12-31
AMCON DISTRIBUTING CO
filed 2018-01-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The Registrant had 690,486 shares of its $.01 par value common stock outstanding as of January 15, 2018.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2017 and September 30, 2017

	December	September
	2017	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$570,560	$523,065
Accounts receivable, less allowance for doubtful accounts of $0.8 million at both December 2017 and September 2017	30,511,104	30,690,403
Inventories, net	49,699,948	72,909,996
Prepaid and other current assets	7,982,638	4,218,811
Total current assets	88,764,250	108,342,275

Property and equipment, net	13,014,903	13,307,986
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,461,811	3,494,311
Other assets	323,643	310,488
Total assets	$111,914,434	$131,804,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,022,223	$17,631,552
Accrued expenses	6,735,349	7,553,089
Accrued wages, salaries and bonuses	1,555,176	3,477,966
Income taxes payable	657,095	544,069
Current maturities of long-term debt	376,478	373,645
Total current liabilities	24,346,321	29,580,321

Credit facility	12,638,221	29,037,182
Deferred income tax liability, net	1,854,151	2,336,263
Long-term debt, less current maturities	2,552,935	2,648,179
Other long-term liabilities	35,089	34,100

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 690,486 shares outstanding at December 2017 and 678,006 shares outstanding at September 2017	8,441	8,314
Additional paid-in capital	22,009,620	20,825,919
Retained earnings	62,086,133	60,935,911
Treasury stock at cost	(13,616,477)	(13,601,302)
Total shareholders’ equity	70,487,717	68,168,842
Total liabilities and shareholders' equity	$111,914,434	$131,804,887

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2017 and 2016

	For the three months ended December
	2017	2016
Sales (including excise taxes of $88.6 million and $91.0 million, respectively)	$315,513,209	$310,104,229
Cost of sales	297,321,447	291,788,243
Gross profit	18,191,762	18,315,986
Selling, general and administrative expenses	16,353,608	15,698,319
Depreciation and amortization	531,005	526,433
	16,884,613	16,224,752
Operating income	1,307,149	2,091,234

Other expense (income):
Interest expense	202,191	217,543
Other (income), net	(5,133)	(5,773)
	197,058	211,770
Income from operations before income tax expense	1,110,091	1,879,464
Income tax expense (benefit)	(370,000)	833,000
Net income available to common shareholders	$1,480,091	$1,046,464

Basic earnings per share available to common shareholders	$2.15	$1.54
Diluted earnings per share available to common shareholders	$2.13	$1.52

Basic weighted average shares outstanding	687,679	681,668
Diluted weighted average shares outstanding	695,950	688,676

Dividends declared and paid per common share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2017 and 2016

	December	December
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,480,091	$1,046,464
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	498,505	460,183
Amortization	32,500	66,250
Gain on sale of property and equipment	(300)	(23,559)
Equity-based compensation	334,256	459,278
Deferred income taxes	(482,112)	406,972
Provision (recovery) for losses on doubtful accounts	(3,000)	183
Provision for losses on inventory obsolescence	30,660	58,776
Other	989	319
Changes in assets and liabilities:
Accounts receivable	182,299	3,605,673
Inventories	23,179,388	(1,385,731)
Prepaid and other current assets	(3,763,827)	1,969,853
Other assets	(13,155)	24,074
Accounts payable	(2,523,433)	(2,179,939)
Accrued expenses and accrued wages, salaries and bonuses	(2,011,951)	(2,370,918)
Income taxes payable	113,026	28,134
Net cash flows from operating activities	17,053,936	2,166,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(291,318)	(400,778)
Proceeds from sales of property and equipment	300	31,478
Net cash flows from investing activities	(291,018)	(369,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	305,522,554	319,265,456
Repayments under revolving credit facility	(321,921,515)	(319,998,237)
Principal payments on long-term debt	(92,411)	(89,662)
Repurchase of common stock	(15,175)	(1,038,060)
Dividends on common stock	(129,026)	(127,713)
Withholdings on the exercise of equity-based awards	(79,850)	(82,456)
Net cash flows from financing activities	(16,715,423)	(2,070,672)
Net change in cash	47,495	(273,960)
Cash, beginning of period	523,065	605,380
Cash, end of period	$570,560	$331,420

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$199,423	$223,802
Cash paid during the period for income taxes	—	397,894

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	15,465	2,128
Dividends declared, not paid	200,843	194,173
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,183,091	1,262,763

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

•

Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers focused on helping them manage their business and increase their profitability. We primarily operate in the Central, Rocky Mountain, and Southern regions of the United States.

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

Our Retail Segment operates sixteen retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates seven stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of nine locations in Arkansas, Missouri, Nebraska, and Oklahoma.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2017 and December 31, 2016 have been referred to throughout this quarterly report as Q1 2018 and Q1 2017, respectively. The fiscal balance sheet dates as of December 31, 2017 and September 30, 2017 have been referred to as December 2017 and September 2017, respectively.

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016 (Fiscal 2018 for the Company). The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 (Fiscal 2018 for the Company) and early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements

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

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (Fiscal 2020 for the Company), and for interim periods within that fiscal year. The Company is currently evaluating this ASU and its potential impact on our consolidated financial statements including the potential capitalization of all operating leases on the Company’s balance sheet.

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

2. INVENTORIES

At December 2017 and September 2017, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.8 million at both December 2017 and September 2017. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	December	September
	2017	2017
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	December	September
	2017	2017
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $2.0 million at both December 2017 and September 2017)	88,542	121,042
	$3,461,811	$3,494,311

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At December 2017, identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at December 2017:

December
2017
Fiscal 2018 (1)	$46,875
Fiscal 2019	41,667
$88,542

(1)	Represents amortization for the remaining nine months of Fiscal 2018.

4. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three month periods ended December 2017 and December 2016.

5. EARNINGS PER SHARE

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

	For the three months ended December
	2017		2016
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	687,679	687,679	681,668	681,668
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	8,271	—	7,008
Weighted average number of shares outstanding	687,679	695,950	681,668	688,676
Net income available to common shareholders	$1,480,091	$1,480,091	$1,046,464	$1,046,464

Net earnings per share available to common shareholders	$2.15	$2.13	$1.54	$1.52

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

6. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at December 2017:

•	A November 2022 maturity date without a penalty for prepayment.

•	$70.0 million revolving credit limit.

•	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

•

Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

•	The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company.

•	Lending limits subject to accounts receivable and inventory limitations.

•	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•

A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s availability has not fallen below 10% of the maximum loan limit and the Company’s fixed charge ratio is over 1.0 for the trailing  twelve months.

•

Provides that the Company may pay up to $2.0 million of dividends on its capital stock provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after the dividend.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause it to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2017. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a $0.5 million letter of credit to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

7. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has two equity-based incentive plans, the 2007 Omnibus Incentive Plan and 2014 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 225,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2017, awards with respect to a total of 208,815 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 16,185 shares may be awarded under the Omnibus Plans.

Stock Options

The Company issued 6,000 incentive stock options during both Q1 2018 and Q1 2017 to various employees pursuant to the provisions of the Company’s 2014 Omnibus Plan. The stock options issued by the Company expire ten years from the grant date and include a five year graded annual vesting schedule. The awards had an estimated grant date fair value of approximately $0.2 million in Q1 2018 and $0.1 million in Q1 2017 using the Black‑Scholes option pricing model. The following assumptions were used in connection with the Black‑Scholes option pricing calculation as it relates to the Q1 2018 and Q1 2017 incentive stock option awards:

	Stock Option	Stock Option
	Pricing	Pricing
	Assumptions	Assumptions
	2018	2017
Risk-free interest rate	2.41%	2.12%
Dividend yield	0.8%	0.6%
Expected volatility	33.00%	22.40%
Expected life in years	6	6

The following is a summary of stock option activity during Q1 2018:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2017	28,300	$74.75
Granted	6,000	90.50
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at December 2017	34,300	$77.50

Restricted Stock Units

At December 2017, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)	Restricted Stock Units(4)
Date of award:	October 2013	October 2015	October 2016	October 2017
Original number of awards issued:	17,600	13,250	13,000	13,000
Service period:	36 - 60 months	36 - 60 months	36 months	36 months
Estimated fair value of award at grant date:	$1,486,000	$1,112,000	$1,191,000	$1,177,000
Non-vested awards outstanding at December 31, 2017:	660	4,484	8,667	13,000
Fair value of non-vested awards at December 31, 2017 of approximately:	$65,000	$439,000	$848,000	$1,272,000

(1)16,940 restricted stock units were vested as of December 2017. The remaining 660 restricted stock units will vest in October 2018.

(2)8,766 of the restricted stock units were vested as of December 2017. 4,334 restricted stock units will vest in October 2018. The remaining 150 restricted stock units will vest in equal annual amounts in October 2018 through October 2020.

(3)4,333 restricted stock units were vested as of December 2017. 4,333 restricted stock units will vest in October 2018 and 4,334 will vest in October 2019.

(4)The 13,000 restricted stock units will vest in equal amounts in October 2018, October 2019, and October 2020.

There is no direct cost to the recipients of the restricted stock units, except for any applicable taxes. The restricted stock units are subject to the customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. All cash dividends and/or distributions payable to restricted stock recipients will be held in escrow until all the conditions of vesting have been met.

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

The following summarizes restricted stock unit activity under the Omnibus Plans during Q1 2018:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stocks units at September 2017	27,521	$92.25
Granted	13,000	90.50
Vested	(13,710)	90.97
Expired	—	—
Nonvested restricted stocks units at December 2017	26,811	$97.85

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense of approximately $0.3 million and $0.5 million during Q1 2018 and Q1 2017, respectively, related to the amortization of all equity-based compensation awards. Total unamortized compensation expense related to these awards at December 2017 and September 2017 was approximately $2.7 million and $1.5 million, respectively.

8. INCOME TAXES

The Company’s Q1 2018 results of operations included the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), which was signed into law on December 22, 2017. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21%. In Q1 2018, the Company applied the newly enacted corporate federal income tax rate of 21% resulting in approximately a $0.9 million income tax benefit which is reflected in the Company’s Q1 2018 Statement Of Operations. This tax benefit was primarily the result of applying the new lower income tax rates to the Company’s net long term deferred tax liabilities recorded on its Consolidated Balance Sheet. The final impact of Tax Reform may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions Company may take as a result of Tax Reform.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2017
External revenue:
Cigarettes	$223,265,578	$—	$—	$223,265,578
Tobacco	41,641,678	—	—	41,641,678
Confectionery	18,516,318	—	—	18,516,318
Health food	—	6,289,897	—	6,289,897
Foodservice & other	25,799,738	—	—	25,799,738
Total external revenue	309,223,312	6,289,897	—	315,513,209
Depreciation	310,485	188,020	—	498,505
Amortization	32,500	—	—	32,500
Operating income (loss)	3,188,983	(472,981)	(1,408,853)	1,307,149
Interest expense	23,708	—	178,483	202,191
Income (loss) from operations before taxes	3,167,932	(470,505)	(1,587,336)	1,110,091
Total assets	97,487,611	14,302,363	124,460	111,914,434
Capital expenditures	54,646	236,672	—	291,318

THREE MONTHS ENDED DECEMBER 2016
External revenue:
Cigarettes	$221,769,023	$—	$—	$221,769,023
Tobacco	38,685,826	—	—	38,685,826
Confectionery	18,600,447	—	—	18,600,447
Health food	—	6,239,304	—	6,239,304
Foodservice & other	24,809,629	—	—	24,809,629
Total external revenue	303,864,925	6,239,304	—	310,104,229
Depreciation	342,674	117,509	—	460,183
Amortization	66,250	—	—	66,250
Operating income (loss)	3,968,792	(298,486)	(1,579,072)	2,091,234
Interest expense	26,393	—	191,150	217,543
Income (loss) from operations before taxes	3,943,902	(294,215)	(1,770,223)	1,879,464
Total assets	93,912,144	13,038,299	85,364	107,035,807
Capital expenditures	166,775	234,003	—	400,778

10. COMMON STOCK REPURCHASE

The Company repurchased a total of 171 and 11,104 shares of its common stock during Q1 2018 and Q1 2017, respectively, for cash totaling approximately $0.1 million and $1.0 million, respectively. All repurchased shares are recorded in treasury stock at cost.

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

•	increases in fuel costs and expenses associated with operating a refrigerated trucking fleet,

•	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

•	higher commodity prices which could impact food ingredient costs for many of the products we sell,

•	regulation of cigarette, tobacco, and e-cigarette products by the FDA, in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA, states, or local municipalities on the manufacture, distribution, and sale of certain cigarette and tobacco products,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette and tobacco products,

•	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

•	risks associated with opening new retail stores,

•	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

•	increasing health care costs for consumers and the potential impact on discretionary consumer spending,

•	the ongoing trend of higher health care costs in our business which has impacted profitability,

•	decreased availability of capital resources,

•	domestic regulatory and legislative risks,

•	poor weather conditions,

•	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

•	natural disasters and domestic or political unrest,

•

the impact on the Company’s financial statements as it relates to the accounting treatment and disclosure requirements under the new tax law (Tax Cut and Jobs Act) and the issuance of any new interpretive guidance,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during our fiscal quarter ended December 2017.

FIRST FISCAL QUARTER 2017 (Q1 2018)

The following discussion and analysis includes the Company’s results of operations for the three months ended December  2017 and December 2016:

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

Our Retail Segment operates sixteen retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates seven stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of nine locations in Arkansas, Missouri, Nebraska, and Oklahoma.

Business Update - Wholesale Segment

A number of trends continue to impact the convenience store industry. First, the long term demand trend for cigarettes continues to decline as fewer individuals smoke, in part because of the impact of higher excise taxes. Most recently, one of the world’s largest tobacco product manufacturers (Philip Morris), announced a long term strategic plan to primarily focus on alternative smoking products (i.e. vaporized tobacco delivery systems) and to reduce its long term reliance on the sale of cigarettes. Secondly, the lines between convenience stores and other retail formats continues to blur as quick serve restaurants (“QSRs”), drugstores, dollar stores, and smaller footprint grocery stores all add competing products and services.

In response, the convenience store industry is migrating towards higher end offerings such as foodservice and is increasingly using digital technologies to help run and promote their businesses. Long term, we believe these trends benefit larger distributors such as our Company which have built robust foodservice and technology platforms. We also believe these trends will result in additional consolidation amongst industry distributors which may provide the Company with opportunities to expand its geographic footprint via strategic acquisitions.

Forward looking, we remain optimistic about the opportunities available to the Company. While retailers across all consumer sectors face a challenging operating environment, many of the trends impacting independent convenience stores operators will likely only heighten the demand for the services offered by the most progressive distributors.

Business Update - Retail Segment

The food retailing sector continues to undergo significant change, creating a highly competitive operating environment. Specific to the health and natural products sector, conventional grocery stores and mass merchants such as Krogers, Albertsons, and Costco have all aggressively moved into certain product lines traditionally dominated by health food retailers. Additionally, both regional and national health food stores such as Whole Foods Market (now owned by AMAZON), Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Vitamin Shoppe, Lucky’s Market, and Fresh Thyme Farmers Market continue to expand.

In response to this operating environment, we previously disclosed as long term strategic plan to reposition our retail business. The core of this repositioning strategy is focused on four functional areas: 1) targeted closure of non-performing stores, 2) selectively remodeling existing stores and adding new stores which incorporate modern design themes and convenience shopping attributes, 3) the implementation of a comprehensive program to optimize our merchandising strategy, and 4) the use of a new multi-channel branding and marketing program.

An important long term element of our turnaround plan will be the deployment of a flexible store operating model for each location. As consumer shopping habits and preferences change, we are also exploring a range of programs and initiatives to enhance the level of engagement with customers.

In connection with the aforementioned strategic plan, during Q1 2018 we opened one new store in our Florida market. We also anticipate completing two additional remodeling projects in existing stores during fiscal 2018.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 2017:

	For the three months ended December
	2017	2016	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$315,513,209	$310,104,229	$5,408,980	1.7
Cost of sales	297,321,447	291,788,243	5,533,204	1.9
Gross profit	18,191,762	18,315,986	(124,224)	(0.7)
Gross profit percentage	5.8%	5.9%

Operating expense	$16,884,613	$16,224,752	$659,861	4.1
Operating income	1,307,149	2,091,234	(784,085)	(37.5)
Interest expense	202,191	217,543	(15,352)	(7.1)
Income tax expense (benefit)	(370,000)	833,000	(1,203,000)	(144.4)
Net income	1,480,091	1,046,464	433,627	41.4

BUSINESS SEGMENTS:
Wholesale
Sales	$309,223,312	$303,864,925	$5,358,387	1.8
Gross profit	15,478,295	15,568,583	(90,288)	(0.6)
Gross profit percentage	5.0%	5.1%
Retail
Sales	$6,289,897	$6,239,304	$50,593	0.8
Gross profit	2,713,467	2,747,403	(33,936)	(1.2)
Gross profit percentage	43.1%	44.0%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $5.6 million in Q1 2018 and $5.5 million in Q1 2017.

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

SALES – Q1 2018 vs. Q1 2017

Sales in our Wholesale Segment increased $5.4 million during Q1 2018 as compared to Q1 2017. Significant items impacting sales included $9.2 million increase in sales related to price increases implemented by cigarette manufacturers and a $3.9 million increase in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). These increases were partially offset by a $7.7 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.1 million in Q1 2018 as compared to Q1 2017. Significant items impacting our Q1 2018 Retail Segment sales included a 0.4 million increase in sales related to the opening of a new store in our Florida market, which was partially offset by lower sales in our existing stores, which have experienced increased competition.

GROSS PROFIT – Q1 2018 vs. Q1 2017

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

Gross profit in our Wholesale Segment decreased $0.1 million during Q1 2018 as compared to Q1 2017. Significant items impacting gross margins during Q1 2018 included a $0.3 million decrease in gross profit primarily related to the volume and mix of cigarette cartons sold, partially offset by a $0.2 increase in gross profit related to higher sales in our Other Products category. Q1 2018 gross profit in our Retail Segment was even with Q1 2017. Significant items impacting our Q1 2018 Retail Segment gross profit included a $0.2 million increase in gross profit related to the opening of our new Florida market store which was offset by the impact of lower sales and gross profit in our existing stores as previously discussed.

OPERATING EXPENSE – Q1 2018 vs. Q1 2017

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Our Q1 2018 operating expenses increased $0.7 million as compared to Q1 2017. Significant items impacting operating expenses during the current period included a $0.4 million increase in employee benefits and compensation costs including health insurance costs, a  $0.2 million increase in fuel costs, and a $0.1 million increase in operating costs in our Retail Segment primarily related to the opening of our new Florida market store.

INCOME TAX EXPENSE – Q1 2018 vs. Q1 2017

The Company’s Q1 2018 results of operations included the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”), which was signed into law on December 22, 2017. Among numerous provisions included in the new law was the reduction of the corporate federal income tax rate from 35% to 21%. In Q1 2018, the Company applied the newly enacted corporate federal income tax rate of 21% resulting in approximately a $0.9 million income tax benefit which is reflected in the Company’s Q1 2018 Statement Of Operations. This tax benefit was primarily the result of applying the new lower income tax rates to the Company’s net long term deferred tax liabilities recorded on its Consolidated Balance Sheet. The final impact of Tax Reform may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions Company may take as a result of Tax Reform.

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at December 2017:

•	A November 2022 maturity date without a penalty for prepayment.

•	$70.0 million revolving credit limit.

•	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

•

Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

•	The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company.

•	Lending limits subject to accounts receivable and inventory limitations.

•	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•

A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s availability has not fallen below 10% of the maximum loan limit and the Company’s fixed charge ratio is over 1.0 for the trailing twelve months.

•

Provides that the Company may pay up to $2.0 million of dividends on its capital stock provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after the dividend.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2017 was $64.2 million, of which $12.6 million was outstanding, leaving $51.6 million available.

At December 2017, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.49% at December 2017. For the three months ended December 2017, our peak borrowings under the Facility were $35.6 million, and our average borrowings and average availability under the Facility were $17.3 million and $50.9 million, respectively.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2017. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three month periods ended December 2017 and December 2016.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s annual report on Form 10-K for the fiscal period ended September 30, 2017.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2017.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended December 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1 - 31, 2017	—	—	—	49,068
November 1 - 30, 2017	171	$88.70	171	48,897
December 1 - 31, 2017	—	—	—	50,000
Total	171	$88.70	171	50,000

*In December 2017, the Company’s Board of Directors authorized purchases of up to 50,000 shares of our Company's common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During Q1 2018, the Company renewed a labor agreement with approximately thirty wholesale delivery employees in its Quincy, Illinois distribution center who are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”) which was due to expire at the end of December 2017. The new labor agreement was renewed on substantially the same terms as the expiring agreement and is effective through December 2020.

Item 6.      Exhibits

(a) Exhibits

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, filed pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer filed pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Andrew C. Plummer, Vice President, Chief Financial Officer, and Principal Financial Officer furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 18, 2018	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 18, 2018	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)