Form 10-Q
period 2018-03-31
AMCON DISTRIBUTING CO
filed 2018-04-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The Registrant had 684,004 shares of its $.01 par value common stock outstanding as of April 16, 2018.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2018 and September 30, 2017

	March	September
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$564,817	$523,065
Accounts receivable, less allowance for doubtful accounts of $0.7 million at March 2018 and $0.8 million at September 2017	29,245,698	30,690,403
Inventories, net	76,092,792	72,909,996
Prepaid and other current assets	3,002,475	4,218,811
Total current assets	108,905,782	108,342,275

Property and equipment, net	13,616,571	13,307,986
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,446,186	3,494,311
Other assets	330,391	310,488
Total assets	$132,648,757	$131,804,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,720,165	$17,631,552
Accrued expenses	6,710,555	7,553,089
Accrued wages, salaries and bonuses	2,612,826	3,477,966
Income taxes payable	175,600	544,069
Current maturities of long-term debt	379,302	373,645
Total current liabilities	27,598,448	29,580,321

Credit facility	30,549,306	29,037,182
Deferred income tax liability, net	1,912,941	2,336,263
Long-term debt, less current maturities	2,456,769	2,648,179
Other long-term liabilities	36,078	34,100

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 684,004 shares outstanding at March 2018 and 678,006 shares outstanding at September 2017	8,441	8,314
Additional paid-in capital	22,036,562	20,825,919
Retained earnings	62,296,042	60,935,911
Treasury stock at cost	(14,245,830)	(13,601,302)
Total shareholders’ equity	70,095,215	68,168,842
Total liabilities and shareholders' equity	$132,648,757	$131,804,887

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2018 and 2017

	For the three months ended March		For the six months ended March
	2018	2017	2018	2017
Sales (including excise taxes of $83.1 million and $85.7 million, and $171.7 million and $176.7 million, respectively)	$295,207,286	$294,047,870	$610,720,495	$604,152,099
Cost of sales	278,141,110	276,573,968	575,462,557	568,362,211
Gross profit	17,066,176	17,473,902	35,257,938	35,789,888
Selling, general and administrative expenses	15,619,420	15,820,504	31,973,028	31,518,823
Depreciation and amortization	537,903	529,969	1,068,908	1,056,402
	16,157,323	16,350,473	33,041,936	32,575,225
Operating income	908,853	1,123,429	2,216,002	3,214,663

Other expense (income):
Interest expense	313,364	147,910	515,555	365,453
Other (income), net	(27,410)	(14,964)	(32,543)	(20,737)
	285,954	132,946	483,012	344,716
Income from operations before income tax expense	622,899	990,483	1,732,990	2,869,947
Income tax expense (benefit)	284,000	502,000	(86,000)	1,335,000
Net income available to common shareholders	$338,899	$488,483	$1,818,990	$1,534,947

Basic earnings per share available to common shareholders	$0.49	$0.72	$2.64	$2.26
Diluted earnings per share available to common shareholders	$0.49	$0.71	$2.61	$2.22

Basic weighted average shares outstanding	689,480	678,938	688,570	680,318
Diluted weighted average shares outstanding	697,406	688,016	697,563	690,190

Dividends declared and paid per common share	$0.46	$0.46	$0.64	$0.64

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2018 and 2017

	March	March
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,818,990	$1,534,947
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,020,783	923,903
Amortization	48,125	132,499
Gain on sale of property and equipment	(300)	(21,624)
Equity-based compensation	642,785	765,554
Deferred income taxes	(423,322)	318,682
Provision (recovery) for losses on doubtful accounts	(77,000)	29,000
Inventory allowance	(231,625)	72,197
Other	1,978	1,308
Changes in assets and liabilities:
Accounts receivable	1,521,705	2,266,241
Inventories	(2,951,171)	2,625,416
Prepaid and other current assets	1,216,336	778,364
Other assets	(19,903)	(52,854)
Accounts payable	126,012	(771,163)
Accrued expenses and accrued wages, salaries and bonuses	(1,059,839)	(822,955)
Income taxes payable	(368,469)	(117,476)
Net cash flows from operating activities	1,265,085	7,662,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,366,767)	(837,895)
Proceeds from sales of property and equipment	300	31,978
Net cash flows from investing activities	(1,366,467)	(805,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	623,945,799	610,559,577
Repayments under revolving credit facility	(622,433,675)	(615,994,225)
Principal payments on long-term debt	(185,753)	(180,267)
Repurchase of common stock	(644,528)	(1,038,060)
Dividends on common stock	(458,859)	(452,685)
Withholdings on the exercise of equity-based awards	(79,850)	(107,082)
Net cash flows from financing activities	143,134	(7,212,742)
Net change in cash	41,752	(356,620)
Cash, beginning of period	523,065	605,380
Cash, end of period	$564,817	$248,760

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$489,840	$365,620
Cash paid during the period for income taxes	705,790	1,133,794

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	63,962	29,219
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,183,091	1,262,763

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

•

Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We primarily operate in the Central, Rocky Mountain, and Southern regions of the United States.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2018 and March 31, 2017 have been referred to throughout this quarterly report as Q2 2018 and Q2 2017, respectively. The fiscal balance sheet dates as of March 31, 2018 and September 30, 2017 have been referred to as March 2018 and September 2017, respectively.

ACCOUNTING PRONOUNCEMENTS

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

2. INVENTORIES

At March 2018 and September 2017, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.5 million at March 2018 and $0.8 million at September 2017. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	March	September
	2018	2017
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	March	September
	2018	2017
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $2.0 million at both March 2018 and September 2017)	72,917	121,042
	$3,446,186	$3,494,311

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At March 2018, identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.

At March 2018, goodwill allocated to our wholesale and retail reporting units totaled $4.4 million and $1.9 million, respectively. In conjunction with the Company’s annual impairment testing for the fiscal year ended September 30, 2017, the Company determined that the estimated fair value of these reporting units exceeded their carrying value at September 30, 2017. There has been no material changes to this assessment by the Company through March 2018.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at March 2018:

March
2018
Fiscal 2018 (1)	$31,250
Fiscal 2019	41,667
$72,917

(1)	Represents amortization for the remaining six months of Fiscal 2018.

4. DIVIDENDS

The Company paid cash dividends on its common stock during each of the three and six month periods ended March 2017 and March 2018 of $0.3 million and $0.5 million, respectively.

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

	For the three months ended March
	2018		2017
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	689,480	689,480	678,938	678,938
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	7,926	—	9,078
Weighted average number of shares outstanding	689,480	697,406	678,938	688,016
Net income available to common shareholders	$338,899	$338,899	$488,483	$488,483

Net earnings per share available to common shareholders	$0.49	$0.49	$0.72	$0.71

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

	For the six months ended March
	2018		2017
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	688,570	688,570	680,318	680,318
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	8,993	—	9,872
Weighted average number of shares outstanding	688,570	697,563	680,318	690,190
Net income available to common shareholders	$1,818,990	$1,818,990	$1,534,947	$1,534,947

Net earnings per share available to common shareholders	$2.64	$2.61	$2.26	$2.22

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

6. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at March 2018:

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

•

Provides that the Company may pay up to $2.0 million of dividends on its common stock provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after the dividend.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause it to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2018. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a $0.5 million letter of credit to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

7. INCOME TAXES

The Company’s results of operations for the six months ended March 2018 included the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) which was signed into law on December 22, 2017. Among numerous provisions included in the new law was a reduction in the corporate federal income tax rate from 35% to 21% which resulted in a $0.9 million income tax benefit to the Company as reflected in our Statement of Operations for the six months ended March 2018. This tax benefit primarily resulted from applying the new lower federal income tax rates to the Company’s net long term deferred tax liabilities recorded on its Consolidated Balance Sheet. Because of the effective date of the new tax law in relation to the Company’s fiscal year (October 1st - September 30th), the Company’s fiscal 2018 results from operations will be taxed at a lower blended rate for fiscal 2018, reflecting a portion of fiscal 2018 at the old federal tax rate and a portion of fiscal 2018 at the new federal tax rate. The final impact of Tax Reform may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions Company may take as a result of Tax Reform.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2018
External revenues:
Cigarettes	$208,188,686	$—	$—	$208,188,686
Tobacco	39,536,595	—	—	39,536,595
Confectionery	17,257,066	—	—	17,257,066
Health food	—	6,813,088	—	6,813,088
Foodservice & other	23,411,851	—	—	23,411,851
Total external revenue	288,394,198	6,813,088	—	295,207,286
Depreciation	324,142	198,136	—	522,278
Amortization	15,625	—	—	15,625
Operating income (loss)	2,531,394	(193,545)	(1,428,996)	908,853
Interest expense	22,814	—	290,550	313,364
Income (loss) from operations before taxes	2,530,624	(190,879)	(1,716,846)	622,899
Total assets	118,169,883	14,358,012	120,862	132,648,757
Capital expenditures	613,476	461,973	—	1,075,449

THREE MONTHS ENDED MARCH 2017
External revenue:
Cigarettes	$209,646,918	$—	$—	$209,646,918
Tobacco	37,371,108	—	—	37,371,108
Confectionery	17,980,905	—	—	17,980,905
Health food	—	6,718,058	—	6,718,058
Foodservice & other	22,330,881	—	—	22,330,881
Total external revenue	287,329,812	6,718,058	—	294,047,870
Depreciation	346,264	117,456	—	463,720
Amortization	66,249	—	—	66,249
Operating income (loss)	2,737,099	(209,189)	(1,404,481)	1,123,429
Interest expense	25,428	—	122,482	147,910
Income (loss) from operations before taxes	2,722,619	(205,173)	(1,526,963)	990,483
Total assets	91,608,744	13,989,794	80,638	105,679,176
Capital expenditures	153,469	283,648	—	437,117

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2018
External revenue:
Cigarettes	$431,454,264	$—	$—	$431,454,264
Tobacco	81,178,273	—	—	81,178,273
Confectionery	35,773,384	—	—	35,773,384
Health food	—	13,102,985	—	13,102,985
Foodservice & other	49,211,589	—	—	49,211,589
Total external revenue	597,617,510	13,102,985	—	610,720,495
Depreciation	634,627	386,156	—	1,020,783
Amortization	48,125	—	—	48,125
Operating income (loss)	5,720,377	(666,526)	(2,837,849)	2,216,002
Interest expense	46,522	—	469,033	515,555
Income (loss) from operations before taxes	5,698,556	(661,384)	(3,304,182)	1,732,990
Total assets	118,169,883	14,358,012	120,862	132,648,757
Capital expenditures	668,122	698,645	—	1,366,767

SIX MONTHS ENDED MARCH 2017
External revenue:
Cigarettes	$431,415,941	$—	$—	$431,415,941
Tobacco	76,056,934	—	—	76,056,934
Confectionery	36,581,352	—	—	36,581,352
Health food	—	12,957,362	—	12,957,362
Foodservice & other	47,140,510	—	—	47,140,510
Total external revenue	591,194,737	12,957,362	—	604,152,099
Depreciation	688,938	234,965	—	923,903
Amortization	132,499	—	—	132,499
Operating income (loss)	6,705,891	(507,675)	(2,983,553)	3,214,663
Interest expense	51,821	—	313,632	365,453
Income (loss) from operations before taxes	6,666,521	(499,388)	(3,297,186)	2,869,947
Total assets	91,608,744	13,989,794	80,638	105,679,176
Capital expenditures	320,244	517,651	—	837,895

9. COMMON STOCK REPURCHASE

The Company repurchased a total of 6,653 and 11,104 shares of its common stock during the six month periods ended March 2018 and March 2017, respectively, for cash totaling approximately $0.6 million and $1.0 million, respectively. All repurchased shares were recorded in treasury stock at cost.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•	increasing competition in our wholesale and retail health food businesses and any associated impact on the carrying value of intangible assets within those businesses,

•	that our repositioning strategy for our retail business will not be successful,

•	risks associated with opening new retail stores,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the six months ended March 2018.

SECOND FISCAL QUARTER 2018 (Q2 2018)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2018 and March 2017:

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

Business Update - Wholesale Segment

A number of macro trends continue to impact the convenience store industry and the wholesale distributors which serve this retail segment. First, the long term demand trend for cigarettes continues to decline as fewer individuals smoke, which we believe partially results from higher excise taxes placed on tobacco products in recent years. Secondly, the continued popularity of fast casual and on-the-go dining options is fueling interest by convenience stores owners to enhance their existing foodservice programs and build-out new revenue streams. Lastly, large consumer package goods manufacturers (“CPG’s”) are heavily focused on reinventing their product portfolios and replacing older lower margin offerings. This has resulted in a wave of innovation by CPG manufacturers around design, packaging, and the types of products offered within the convenience store channel. Accordingly, CPG companies continue to rely heavily on wholesale distributors to assist with market introduction and ultimately to obtain shelf space for these new products within the one of their most important sales channels (convenience stores).

At the wholesale distributor level, we continue to see brisk consolidation trends across the industry as the economics and capital requirements of the business has become challenging for many smaller distributors. Accordingly, we continue to carefully evaluate a range of acquisition opportunities and remain focused on maximizing our liquidity position which provides us the flexibility to move quickly as attractive opportunities arise.

Given these market dynamics, our long term strategic plan remains centered around three core areas: 1) expanding our geographic footprint either through strategic acquisitions or establishing new distribution centers, 2) expanding our foodservice platform, and 3) ongoing investments in our information technology applications as a means of differentiation and long term customer retention.

Business Update - Retail Segment

The food retailing sector continues to undergo a significant structural shift driven by increased competition, the types of products being demanded by consumers, and changes in how consumers shop and engage with retailers. These factors have resulted in a highly competitive and dynamic operating environment forcing retailers to continuously innovate with improved product offerings and services.

In the health food retailing sector in which our stores operate, a number of factors have impacted the performance of   industry participants. First, a number of regional and national health food retailers such as Sprouts Farmers Market, Natural Grocers, Trader Joe’s, Lucky’s Market, and Fresh Thyme Farmers Market have all aggressively expanded their geographic reach into areas once dominated by independent health food store operators. Secondly, web-based shopping formats, conventional grocery stores, and mass merchants such as Kroger, Albertsons, Walmart, and Costco have all greatly expanded their offerings of natural products which has impacted sales volumes for many independent health food retailers. Most recently, the nation’s largest health food retailer (Whole Foods Market) was acquired by Amazon. All of these factors have contributed to a challenging operating environment for health food retailers, including our stores.

In light of the competitive landscape and as previously disclosed, the Company is implementing a multi-year repositioning strategy for its retail business. The core of this repositioning strategy is focused on four functional areas: 1) targeted closure of non-performing stores, 2) selectively remodeling existing stores and adding new stores which incorporate modern design themes and convenience shopping attributes, 3) the implementation of a comprehensive program to optimize our merchandising strategy, and 4) the use of a new multi-channel branding and marketing program.

While we can provide no assurances that our business repositioning strategy will be successful, we believe that many of the old tenants of successful retailing remain in place. Among these, having modern stores with   strong locations that carry a differentiated product mix and offering a high level of consultative customer service, all remain important elements in driving repeat customer traffic and ultimately profitable unit economics. Accordingly, we continue to make investments in the aforementioned areas in conjunction with our repositioning strategy.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 2018:

	For the three months ended March
	2018	2017	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$295,207,286	$294,047,870	$1,159,416	0.4
Cost of sales	278,141,110	276,573,968	1,567,142	0.6
Gross profit	17,066,176	17,473,902	(407,726)	(2.3)
Gross profit percentage	5.8%	5.9%

Operating expense	$16,157,323	$16,350,473	$(193,150)	(1.2)
Operating income	908,853	1,123,429	(214,576)	(19.1)
Interest expense	313,364	147,910	165,454	111.9
Income tax expense (benefit)	284,000	502,000	(218,000)	(43.4)
Net income	338,899	488,483	(149,584)	(30.6)

BUSINESS SEGMENTS:
Wholesale
Sales	$288,394,198	$287,329,812	$1,064,386	0.4
Gross profit	14,194,141	14,591,820	(397,679)	(2.7)
Gross profit percentage	4.9%	5.1%
Retail
Sales	$6,813,088	$6,718,058	$95,030	1.4
Gross profit	2,872,035	2,882,082	(10,047)	(0.3)
Gross profit percentage	42.2%	42.9%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $6.0 million in Q2 2018 and $5.8 million in Q2 2017.

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

SALES – Q2 2018 vs. Q2 2017

Sales in our Wholesale Segment increased $1.1 million during Q2 2018 as compared to Q2 2017. Significant items impacting sales during Q2 2018 included a $6.6 million increase in sales related to price increases implemented by cigarette manufacturers and a $2.5 million increase in sales in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). These increases were partially offset by a $8.0 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment increased $0.1 million for Q2 2018 as compared to Q2 2017. Significant items impacting sales in our Retail Segment for the three months ended March 2018 included a $0.5 million increase in sales related to the opening of a new store in our Florida market which was partially offset by a $0.4 million decrease in sales related to the closure of one non-performing store in our Midwest market and lower sales volumes in our existing stores which have experienced increased competition.

GROSS PROFIT – Q2 2018 vs. Q2 2017

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

Gross profit in our Wholesale Segment decreased $0.4 million during Q2 2018 as compared to Q2 2017, primarily related to the volume and mix of cigarette cartons sold during the current period. Q2 2018 gross profit in our Retail Segment was even with Q2 2017. Significant items impacting our Q2 2018 Retail Segment gross profit included a $0.3 million increase in gross profit related to the opening of our new Florida market store which was offset by the impact of lower sales and gross profit in our existing stores.

OPERATING EXPENSE – Q2 2018 vs. Q2 2017

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Our Q2 2018 operating expenses decreased $0.2 million as compared to Q2 2017. Significant items impacting operating expenses during the current period included a $0.6 million decrease in health insurance costs, partially offset by a $0.2 million  increase in employee benefit and other operating costs, and a $0.2 million increase in fuel costs.

INCOME TAX EXPENSE – Q2 2018 vs. Q2 2017

Significant items impacting the Company’s Q2 2018 income tax expense included the impact of nondeductible compensation expense, partially offset by a decrease in the Company’s federal income tax rate related to the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) which was signed into law on December 22, 2017 and which reduced the corporate federal income tax rate from 35% to 21%.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH 2018:

	For the six months ended March
	2018	2017	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$610,720,495	$604,152,099	$6,568,396	1.1
Cost of sales	575,462,557	568,362,211	7,100,346	1.2
Gross profit	35,257,938	35,789,888	(531,950)	(1.5)
Gross profit percentage	5.8%	5.9%

Operating expenses	33,041,936	32,575,225	466,711	1.4
Operating income	2,216,002	3,214,663	(998,661)	(31.1)
Interest expense	515,555	365,453	150,102	41.1
Income tax expense (benefit)	(86,000)	1,335,000	(1,421,000)	(106.4)
Net income	1,818,990	1,534,947	284,043	18.5

BUSINESS SEGMENTS:
Wholesale
Sales	$597,617,510	$591,194,737	$6,422,773	1.1
Gross profit	29,672,436	30,160,403	(487,967)	(1.6)
Gross profit percentage	5.0%	5.1%
Retail
Sales	$13,102,985	$12,957,362	$145,623	1.1
Gross profit	5,585,502	5,629,485	(43,983)	(0.8)
Gross profit percentage	42.6%	43.4%

(1)

Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $11.7 million for the six month period ended March 2018 and $11.3 million for the six month period ended March 2017.

SALES — Six months Ended March 2018

Sales in our Wholesale Segment increased $6.4 million for the six months ended March 2018 as compared to the same prior year period. Significant items impacting sales during the period included a $15.8 million increase in sales related to price increases implemented by cigarette manufacturers and a $6.4 million increase in sales in our Other Products categories. These increases were partially offset by a $15.8 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment increased $0.1 million for the six months ended March 2018 as compared to the same prior year period. Significant items impacting sales during the current period included a $0.9 million increase in sales related to the opening of a new store in our Florida market which was partially offset by a $0.8 million decrease in sales related to the closure of one non-performing store in our Midwest market and lower sales volumes in our existing stores which have experienced increased competition.

GROSS PROFIT — Six months Ended March 2018

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

Gross profit in our Wholesale Segment for the six month period ending March 2018 decreased $0.5 million as compared to the same prior year period. Significant items impacting gross profit during the current period included a $0.8 million decrease in gross profit related to the volume and mix of cigarette cartons sold, partially offset by a $0.3 million increase in gross profit related to higher sales in our Other Products categories.

Gross profit in our Retail Segment for the six month period ended March 2018 was even as compared to the same prior year period. Significant items impacting gross profit during the current period included a $0.5 million increase in gross profit related to the opening of our new Florida market store which was offset by the impact of lower sales and gross profit in our existing stores.

OPERATING EXPENSE — Six months Ended March 2018

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Operating expenses increased $0.5 million during the six months ended March 2018 as compared to the same prior year period. Significant items impacting operating expenses during the six months ended March 2018 included a $0.4 million  increase in employee benefit and other operating costs, and a $0.4 million increase in fuel costs. These increases were partially offset by a $0.3 million decrease in health insurance costs.

INCOME TAX EXPENSE – Six months Ended March 2018

Significant items impacting the Company’s income tax expense for the six months ended March 2018 included the impact of the Tax Cuts and Jobs Act (“Tax Reform”) which was signed into law on December 22, 2017 and reduced the corporate federal income tax rate from 35% to 21% resulting in a $0.9 million income tax benefit to the Company as reflected in our Statement of Operations for the six months ended March 2018. This decrease in income tax expense was partially offset by the impact of nondeductible compensation expense.

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at March 2018:

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

•

Provides that the Company may pay up to $2.0 million of dividends on its common stock provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after the dividend.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2018 was $69.5 million, of which $30.5 million was outstanding, leaving $39.0 million available.

At March 2018, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.34% at March 2018. For the six months ended March 2018, our peak borrowings under the Facility were $48.9 million, and our average borrowings and average availability under the Facility were $24.6 million and $43.8 million, respectively.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at March 2018. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock during each of the three and six month periods ended March 2017 and March 2018 of $0.3 million and $0.5 million, respectively.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 2018 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2017.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended March 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
January 1 - 31, 2018	279	$89.48	279	49,721
February 1 - 28, 2018	614	$89.08	614	49,107
March 1 - 31, 2018	5,589	$98.24	5,589	43,518
Total	6,482	$97.09	6,482	43,518

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 18, 2018	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 18, 2018	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)