Form 10-Q
period 2018-06-30
AMCON DISTRIBUTING CO
filed 2018-07-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The Registrant had 615,988 shares of its $.01 par value common stock outstanding as of  July 16, 2018.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2018 and September 30, 2017

	June	September
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$275,320	$523,065
Accounts receivable, less allowance for doubtful accounts of $0.8 million at both June 2018 and September 2017	33,943,794	30,690,403
Inventories, net	51,009,431	72,909,996
Prepaid and other current assets	10,062,688	4,218,811
Total current assets	95,291,233	108,342,275

Property and equipment, net	13,715,318	13,307,986
Goodwill	6,349,827	6,349,827
Other intangible assets, net	3,430,561	3,494,311
Other assets	315,416	310,488
Total assets	$119,102,355	$131,804,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,122,752	$17,631,552
Accrued expenses	8,127,663	7,553,089
Accrued wages, salaries and bonuses	2,669,243	3,477,966
Income taxes payable	555,820	544,069
Current maturities of long-term debt	382,209	373,645
Total current liabilities	30,857,687	29,580,321

Credit facility	20,485,436	29,037,182
Deferred income tax liability, net	1,663,832	2,336,263
Long-term debt, less current maturities	2,360,276	2,648,179
Other long-term liabilities	37,067	34,100

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 615,988 shares outstanding at June 2018 and 678,006 shares outstanding at September 2017	8,441	8,314
Additional paid-in capital	22,042,155	20,825,919
Retained earnings	62,953,155	60,935,911
Treasury stock at cost	(21,305,694)	(13,601,302)
Total shareholders’ equity	63,698,057	68,168,842
Total liabilities and shareholders' equity	$119,102,355	$131,804,887

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2018 and 2017

	For the three months ended June		For the nine months ended June
	2018	2017	2018	2017
Sales (including excise taxes of $96.2 million and $95.1 million, and $267.9 million and $271.8 million, respectively)	$349,043,200	$332,842,200	$959,763,695	$936,994,299
Cost of sales	329,930,190	314,818,453	905,392,747	883,180,664
Gross profit	19,113,010	18,023,747	54,370,948	53,813,635
Selling, general and administrative expenses	17,008,355	16,587,055	48,981,383	48,105,878
Depreciation and amortization	614,710	474,890	1,683,618	1,531,292
	17,623,065	17,061,945	50,665,001	49,637,170
Operating income	1,489,945	961,802	3,705,947	4,176,465

Other expense (income):
Interest expense	261,510	180,266	777,065	545,719
Other (income), net	(18,615)	(16,513)	(51,158)	(37,250)
	242,895	163,753	725,907	508,469
Income from operations before income tax expense	1,247,050	798,049	2,980,040	3,667,996
Income tax expense	462,000	413,000	376,000	1,748,000
Net income available to common shareholders	$785,050	$385,049	$2,604,040	$1,919,996

Basic earnings per share available to common shareholders	$1.21	$0.57	$3.85	$2.82
Diluted earnings per share available to common shareholders	$1.18	$0.56	$3.79	$2.78

Basic weighted average shares outstanding	651,170	678,938	676,103	679,858
Diluted weighted average shares outstanding	664,688	691,701	686,576	690,840

Dividends declared and paid per common share	$0.18	$0.18	$0.82	$0.82

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2018 and 2017

	June	June
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,604,040	$1,919,996
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,619,868	1,332,542
Amortization	63,750	198,750
Gain on sale of property and equipment	(5,300)	(30,854)
Equity-based compensation	957,656	1,193,005
Deferred income taxes	(672,431)	120,367
Provision for losses on doubtful accounts	23,000	42,000
Inventory allowance	(267,389)	4,852
Other	2,967	2,296
Changes in assets and liabilities:
Accounts receivable	(3,276,391)	(1,044,423)
Inventories	22,167,954	(701,279)
Prepaid and other current assets	(5,843,877)	771,870
Other assets	(4,928)	(38,358)
Accounts payable	1,584,358	322,325
Accrued expenses and accrued wages, salaries and bonuses	125,758	(659,813)
Income taxes payable	11,751	7,059
Net cash flows from operating activities	19,090,786	3,440,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,120,358)	(1,761,431)
Proceeds from sales of property and equipment	5,300	42,655
Net cash flows from investing activities	(2,115,058)	(1,718,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,043,415,401	950,104,143
Repayments under revolving credit facility	(1,051,967,147)	(950,313,271)
Principal payments on long-term debt	(279,339)	(271,031)
Repurchase of common stock	(7,704,392)	(1,038,060)
Dividends on common stock	(586,796)	(579,848)
Withholdings on the exercise of equity-based awards	(101,200)	(107,082)
Net cash flows from financing activities	(17,223,473)	(2,205,149)
Net change in cash	(247,745)	(483,590)
Cash, beginning of period	523,065	605,380
Cash, end of period	$275,320	$121,790

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$764,557	$545,719
Cash paid during the period for income taxes	1,036,680	1,620,574

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	8,203	9,881
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,183,091	1,262,763

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

Our Retail Segment operates fourteen retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates seven stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Arkansas, Missouri, Nebraska, and Oklahoma.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2018 and June 30, 2017 have been referred to throughout this quarterly report as Q3 2018 and Q3 2017, respectively. The fiscal balance sheet dates as of June 30, 2018 and September 30, 2017 have been referred to as June 2018 and September 2017, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 (fiscal 2021 for the Company) with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

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

2. INVENTORIES

Inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.5 million at June 2018 and $0.8 million at September 2017. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	June	September
	2018	2017
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	1,912,877	1,912,877
	$6,349,827	$6,349,827

Other intangible assets of the Company consisted of the following:

	June	September
	2018	2017
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $2.1 million and $2.0 million at June 2018 and September 2017, respectively)	57,292	121,042
	$3,430,561	$3,494,311

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At June 2018, identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.

At June 2018, goodwill allocated to our wholesale and retail reporting units totaled $4.4 million and $1.9 million, respectively. In conjunction with the Company’s annual impairment testing for the fiscal year ended September 30, 2017, the Company determined that the estimated fair value of these reporting units exceeded their carrying value at September 30, 2017. There has been no material changes to this assessment by the Company through June 2018.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at June 2018:

June
2018
Fiscal 2018 (1)	$15,625
Fiscal 2019	41,667
$57,292

(1)	Represents amortization for the remaining three months of Fiscal 2018.

4. DIVIDENDS

The Company paid cash dividends on its common stock during each of the three and nine month periods ended June 2017 and June 2018 of $0.1 million and $0.6 million, respectively.

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

	For the three months ended June
	2018		2017
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	651,170	651,170	678,938	678,938
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	13,518	—	12,763
Weighted average number of shares outstanding	651,170	664,688	678,938	691,701
Net income available to common shareholders	$785,050	$785,050	$385,049	$385,049

Net earnings per share available to common shareholders	$1.21	$1.18	$0.57	$0.56

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

	For the nine months ended June
	2018		2017
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	676,103	676,103	679,858	679,858
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	10,473	—	10,982
Weighted average number of shares outstanding	676,103	686,576	679,858	690,840
Net income available to common shareholders	$2,604,040	$2,604,040	$1,919,996	$1,919,996

Net earnings per share available to common shareholders	$3.85	$3.79	$2.82	$2.78

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

6. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at June 2018:

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

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause it to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2018. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a $0.5 million letter of credit to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

7. INCOME TAXES

The Company’s results of operations for the nine months ended June 2018 included the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) which was signed into law on December 22, 2017. Among numerous provisions included in the new law was a reduction in the corporate federal income tax rate from 35% to 21% which resulted in a $0.9 million income tax benefit to the Company as reflected in our Statement of Operations for the nine months ended June 2018. This tax benefit primarily resulted from applying the new lower federal income tax rates to the Company’s net long term deferred tax liabilities recorded on its Consolidated Balance Sheet. Because of the effective date of the new tax law in relation to the Company’s fiscal year (October 1st - September 30th), the Company’s fiscal 2018 results from operations will be taxed at a lower blended federal rate of approximately 24% for fiscal 2018, which reflects a portion of fiscal 2018 at the old federal tax rate and a portion of fiscal 2018 at the new federal tax rate. The final impact of Tax Reform may differ due to and among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions Company may take as a result of Tax Reform.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2018
External revenues:
Cigarettes	$248,357,752	$—	$—	$248,357,752
Tobacco	44,598,270	—	—	44,598,270
Confectionery	21,437,432	—	—	21,437,432
Health food	—	6,246,691	—	6,246,691
Foodservice & other	28,403,055	—	—	28,403,055
Total external revenue	342,796,509	6,246,691	—	349,043,200
Depreciation	284,609	314,476	—	599,085
Amortization	15,625	—	—	15,625
Operating income (loss)	4,245,654	(1,078,191)	(1,677,518)	1,489,945
Interest expense	22,585	—	238,925	261,510
Income (loss) from operations before taxes	4,239,525	(1,076,032)	(1,916,443)	1,247,050
Total assets	104,905,403	13,994,013	202,939	119,102,355
Capital expenditures	468,995	284,596	—	753,591

THREE MONTHS ENDED JUNE 2017
External revenue:
Cigarettes	$236,433,449	$—	$—	$236,433,449
Tobacco	41,478,941	—	—	41,478,941
Confectionery	22,024,887	—	—	22,024,887
Health food	—	6,376,725	—	6,376,725
Foodservice & other	26,528,198	—	—	26,528,198
Total external revenue	326,465,475	6,376,725	—	332,842,200
Depreciation	292,294	116,345	—	408,639
Amortization	66,251	—	—	66,251
Operating income (loss)	3,096,128	(615,276)	(1,519,050)	961,802
Interest expense	25,279	—	154,987	180,266
Income (loss) from operations before taxes	3,082,982	(610,896)	(1,674,037)	798,049
Total assets	98,406,083	14,135,564	167,671	112,709,318
Capital expenditures	109,648	813,888	—	923,536

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2018
External revenue:
Cigarettes	$679,812,016	$—	$—	$679,812,016
Tobacco	125,776,543	—	—	125,776,543
Confectionery	57,210,816	—	—	57,210,816
Health food	—	19,349,676	—	19,349,676
Foodservice & other	77,614,644	—	—	77,614,644
Total external revenue	940,414,019	19,349,676	—	959,763,695
Depreciation	919,236	700,632	—	1,619,868
Amortization	63,750	—	—	63,750
Operating income (loss)	9,966,031	(1,744,717)	(4,515,367)	3,705,947
Interest expense	69,107	—	707,958	777,065
Income (loss) from operations before taxes	9,938,081	(1,737,416)	(5,220,625)	2,980,040
Total assets	104,905,403	13,994,013	202,939	119,102,355
Capital expenditures	1,137,117	983,241	—	2,120,358

NINE MONTHS ENDED JUNE 2017
External revenue:
Cigarettes	$667,849,390	$—	$—	$667,849,390
Tobacco	117,535,875	—	—	117,535,875
Confectionery	58,606,239	—	—	58,606,239
Health food	—	19,334,087	—	19,334,087
Foodservice & other	73,668,708	—	—	73,668,708
Total external revenue	917,660,212	19,334,087	—	936,994,299
Depreciation	981,232	351,310	—	1,332,542
Amortization	198,750	—	—	198,750
Operating income (loss)	9,802,019	(1,122,951)	(4,502,603)	4,176,465
Interest expense	77,100	—	468,619	545,719
Income (loss) from operations before taxes	9,749,503	(1,110,284)	(4,971,223)	3,667,996
Total assets	98,406,083	14,135,564	167,671	112,709,318
Capital expenditures	429,892	1,331,539	—	1,761,431

9. COMMON STOCK REPURCHASE

The Company repurchased a total of 68,016 and 74,669 common shares during the three and nine month periods ended June 30, 2018, respectively, for cash totaling approximately $7.1 million and $7.7 million, respectively, and 11,104 common shares during the nine month period ended June 30, 2017 for cash totaling approximately $1.0 million. The Company made no share repurchases during Q3 2017. All repurchased shares were recorded in treasury stock at cost.

10. SUBSEQUENT EVENT

In July 2018, the Company’s wholly owned subsidiary, The Healthy Edge, Inc., through its newly formed wholly owned subsidiary, EOM Acquisition Corp, closed a transaction to acquire and operate eight leased retail health food stores located in Florida. In this transaction, EOM Acquisition Corp. will pay approximately $0.7 million in four installments through July 2019.  The transaction will be funded through the Company’s existing credit facility. The acquisition expands the Company’s strategic footprint in the Florida market and enhances its ability to service customers in that region.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•	increasing competition in our wholesale and retail health food businesses and any associated impact on the carrying value of intangible assets within those businesses,

•	that our repositioning strategy for our retail business will not be successful,

•	risks associated with opening or acquiring new retail stores,

•

Challenges experienced in relation to the Company’s recent acquisition of eight retail health food stores in Florida, including but not limited to lease renewals, employee integration, product acquisition and distribution, and customer retention during and after the full integration of the eight stores into the Company’s Retail Health Food Segment.

•

if online shopping formats such as Amazon continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to brick and mortar retailers and potentially wholesale distributors,

•	increases in fuel costs and expenses associated with operating a refrigerated trucking fleet,

•	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

•	higher commodity prices which could impact food ingredient costs for many of the products we sell,

•	regulation of cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA, states, or local municipalities on the manufacture, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

•	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

•	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

•	increasing health care costs for consumers and the potential impact on discretionary consumer spending,

•	the ongoing trend of higher health care costs in our business which has impacted profitability,

•	decreased availability of capital resources,

•	domestic regulatory and legislative risks,

•	poor weather conditions,

•	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

•	natural disasters and domestic or political unrest,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the nine months ended June 2018.

THIRD FISCAL QUARTER 2018 (Q3 2018)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2018 and June 2017:

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

Our Retail Segment operates fourteen retail health food stores as Chamberlin’s Market & Café and Akin’s Natural Foods Market. These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates seven stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Arkansas, Missouri, Nebraska, and Oklahoma.

As previously disclosed, the Company has implemented a multi-year strategic plan to reposition its Retail Segment. In conjunction with this competitive repositioning plan, the Company opened one new retail health food store in its Florida market during its first fiscal quarter of fiscal 2018 (Q1 2018) and closed two non-performing stores in its Midwestern market during Q3 2018.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 2018:

	For the three months ended June
	2018	2017	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$349,043,200	$332,842,200	$16,201,000	4.9
Cost of sales	329,930,190	314,818,453	15,111,737	4.8
Gross profit	19,113,010	18,023,747	1,089,263	6.0
Gross profit percentage	5.5%	5.4%

Operating expense	$17,623,065	$17,061,945	$561,120	3.3
Operating income	1,489,945	961,802	528,143	54.9
Interest expense	261,510	180,266	81,244	45.1
Income tax expense (benefit)	462,000	413,000	49,000	11.9
Net income	785,050	385,049	400,001	103.9

BUSINESS SEGMENTS:
Wholesale
Sales	$342,796,509	$326,465,475	$16,331,034	5.0
Gross profit	16,744,182	15,412,958	1,331,224	8.6
Gross profit percentage	4.9%	4.7%
Retail
Sales	$6,246,691	$6,376,725	$(130,034)	(2.0)
Gross profit	2,368,828	2,610,789	(241,961)	(9.3)
Gross profit percentage	37.9%	40.9%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $6.0 million in Q3 2018 and $6.1 million in Q3 2017.

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

SALES – Q3 2018 vs. Q3 2017

Sales in our Wholesale Segment increased $16.3 million during Q3 2018 as compared to Q3 2017. Significant items impacting sales during Q3 2018 included a $8.3 million increase in sales related to price increases implemented by cigarette manufacturers, a $4.4 million increase in sales related to higher sales volumes in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”) and a $3.6 million increase in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $0.1 million for Q3 2018 as compared to Q3 2017. Significant items impacting sales in our Retail Segment for the three months ended June 2018 included a $0.4 million increase in sales related to the opening of a new store in our Florida market, offset by a $0.5 million decrease in sales related to the closure of two non-performing stores in our Midwest market and lower sales volumes in our existing stores which have experienced increased competition.

GROSS PROFIT – Q3 2018 vs. Q3 2017

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

Gross profit in our Wholesale Segment increased $1.3 million during Q3 2018 as compared to Q3 2017. Significant items impacting gross profit during the period included a $0.8 million benefit related to cigarette manufacturer price increases, a $0.4 million increase in gross profit related to higher sales volumes in our Other Product category, and a $0.1 million increase in gross profit related to the volume and mix of cigarette cartons sold during the current period.

Q3 2018 gross profit in our Retail Segment decreased $0.2 million as compared to Q3 2017. Significant items impacting our Q3 2018 Retail Segment gross profit included a $0.2 million increase in gross profit related to the opening of our new Florida market store, offset by a $0.4 million decrease in gross profit related to the closure of two non-performing stores in our Midwest market and lower sales volumes and gross profits in our existing stores.

OPERATING EXPENSE – Q3 2018 vs. Q3 2017

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Our Q3 2018 operating expenses increased $0.6 million as compared to Q3 2017. Significant items impacting operating expenses during the current period included a $0.4 million increase in employee compensation and benefit costs, a $0.4 million increase in insurance and other costs, a $0.2 million increase in fuel costs, and a $0.2 million increase in expenses in our Retail Segment. These increases were partially offset by a $0.6 million decrease in health insurance costs.

INCOME TAX EXPENSE – Q3 2018 vs. Q3 2017

Significant items impacting the Company’s Q3 2018 income tax expense included the impact of nondeductible compensation expense, partially offset by a decrease in the Company’s federal income tax rate related to the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) which was signed into law on December 22, 2017 and which reduced the corporate federal income tax rate from 35% to 21%.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE 2018:

	For the nine months ended June
	2018	2017	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$959,763,695	$936,994,299	$22,769,396	2.4
Cost of sales	905,392,747	883,180,664	22,212,083	2.5
Gross profit	54,370,948	53,813,635	557,313	1.0
Gross profit percentage	5.7%	5.7%

Operating expenses	50,665,001	49,637,170	1,027,831	2.1
Operating income	3,705,947	4,176,465	(470,518)	(11.3)
Interest expense	777,065	545,719	231,346	42.4
Income tax expense (benefit)	376,000	1,748,000	(1,372,000)	(78.5)
Net income	2,604,040	1,919,996	684,044	35.6

BUSINESS SEGMENTS:
Wholesale
Sales	$940,414,019	$917,660,212	$22,753,807	2.5
Gross profit	46,416,619	45,573,362	843,257	1.9
Gross profit percentage	4.9%	5.0%
Retail
Sales	$19,349,676	$19,334,087	$15,589	0.1
Gross profit	7,954,329	8,240,273	(285,944)	(3.5)
Gross profit percentage	41.1%	42.6%

(1)

Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $17.7 million for the nine month period ended June 2018 and $17.4 million for the nine month period ended June 2017.

SALES — Nine months Ended June 2018

Sales in our Wholesale Segment increased $22.8 million for the nine months ended June 2018 as compared to the same prior year period. Significant items impacting sales during the period included a $24.0 million increase in sales related to price increases implemented by cigarette manufacturers and a $10.8 million increase in sales in our Other Products categories. These increases were partially offset by a $12.0 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment for the nine months ended June 2018 were even as compared to the same prior year period. Significant items impacting sales during the current period included a $1.3 million increase in sales related to the opening of a new store in our Florida market which was offset by a $1.3 million decrease in sales related to the closure of two non-performing stores in our Midwest market and lower sales volumes in our existing stores.

GROSS PROFIT — Nine months Ended June 2018

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

Gross profit in our Wholesale Segment for the nine month period ending June 2018 increased $0.8 million as compared to the same prior year period, primarily related to higher sales in our Other Products categories. Gross profit in our Retail Segment decreased $0.3 million for the nine month period ended June 2018 as compared to the same prior year period. Significant items impacting gross profit during the current period included a $0.7 million increase in gross profit related to the opening of our new Florida market store, offset by a $1.0 million decrease in gross profit related to the closure of two non-performing stores in our Midwest market and lower sales volumes and gross profits in our existing stores.

OPERATING EXPENSE — Nine months Ended June 2018

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Operating expenses increased $1.0 million during the nine months ended June 2018 as compared to the same prior year period. Significant items impacting operating expenses during the nine months ended June 2018 included a $0.7 million increase in employee compensation and benefit costs, a $0.6 million increase in fuel costs, a $0.3 million increase in insurance and other costs, and a $0.3 million increase in expenses in our Retail Segment. These increases were partially offset by a $0.9 million decrease in health insurance costs.

INCOME TAX EXPENSE – Nine months Ended June 2018

Significant items impacting the Company’s income tax expense for the nine months ended June 2018 included the impact of the Tax Cuts and Jobs Act (“Tax Reform”) which was signed into law on December 22, 2017 and reduced the corporate federal income tax rate from 35% to 21% resulting in a $0.9 million income tax benefit to the Company as reflected in our Statement of Operations for the nine months ended June 2018. This decrease in income tax expense was partially offset by the impact of nondeductible compensation expense.

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at June 2018:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2018 was $69.6 million, of which $20.5 million was outstanding, leaving $49.1 million available.

At June 2018, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.98% at June 2018. For the nine months ended June 2018, our peak borrowings under the Facility were $48.9 million, and our average borrowings and average availability under the Facility were $23.5 million and $45.1 million, respectively.

Cross Default and Co-Terminus Provisions

The Company’s owned real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at June 2018. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock during each of the three and nine month periods ended June 2017 and June 2018 of $0.1 million and $0.6 million, respectively.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 2018 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2017.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended June 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
April 1 - 30, 2018	45	$90.36	45	49,955
May 1 - 31, 2018	67,677	$103.87	67,677	7,323
June 1 - 30, 2018	294	$86.71	294	7,029
Total	68,016	$103.79	68,016	7,029

*In April 2018, the Company’s Board of Directors (“Board”) replenished the existing share repurchase authority to provide for the purchase of up to 50,000 shares of the Company’s common stock in open market or negotiated transactions.  In May 2018, the Board replenished and expanded the share repurchase authority to provide for the purchase of up to 75,000 shares of the Company’s common stock in open market or negotiated transactions.  In each case, management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

In July 2018, the Company’s wholly owned subsidiary, The Healthy Edge, Inc., through its newly formed wholly owned subsidiary, EOM Acquisition Corp, closed a transaction to acquire and operate eight leased retail health food stores located in Florida. In this transaction, EOM Acquisition Corp. will pay approximately $0.7 million in four installments through July 2019. The transaction will be funded through the Company’s existing credit facility. The acquisition expands the Company’s strategic footprint in the Florida market and enhances its ability to service customers in that region.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 18, 2018	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 18, 2018	/s/ Andrew C. Plummer
Andrew C. Plummer,
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)