Form 10-K
period 2018-09-30
AMCON DISTRIBUTING CO
filed 2018-11-08
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S‑T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on March 31, 2018 was $27,055,890 computed by reference to the $90.00 closing price of such common stock equity on March 31, 2018.

As of November 5, 2018 there were 617,350 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2018 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2018 and 2017 fiscal years ended September 30, are herein referred to as fiscal 2018 and fiscal 2017, respectively. The fiscal year‑end balance sheet dates of September 30, 2018 and September 30, 2017 are referred to herein as September 2018 and September 2017, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.

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

•	Our retail health food segment (“Retail Segment”) operates twenty-two health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. Convenience stores represent our largest customer category. In November 2018, Convenience Store News ranked us as the eighth (8th) largest convenience store distributor in the United States based on annual sales.

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross‑dock facilities, include approximately 689,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kelloggs, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long‑term purchase contracts with our suppliers.

RETAIL SEGMENT

Our Retail Segment, through our Healthy Edge Inc. subsidiary, is a specialty retailer of natural/organic groceries and dietary supplements which focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores must meet strict quality and ingredient guidelines, and include offerings such as gluten‑free and antibiotic‑free groceries and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small‑store format, which emphasizes a high energy and shopper‑friendly environment.

We operate within the natural products retail industry, which is a subset of the U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi‑level marketers.

Our Retail Segment operates twenty-two retail health food stores as Chamberlin’s Natural Foods (Chamberlin’s), Akin’s Natural Foods (Akins), and Earth Origins Market (EOM). These stores carry over 32,000 different national and regionally branded and private label products including high‑quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates seven stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Arkansas, Missouri, and Oklahoma. Earth Origins Market has a total of eight locations in Florida.

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

Unique Product Selection

Our retail health foods business prides itself in carrying a broad and superior‑quality selection of organic and natural food products and vitamin supplements. The depth of our product offerings, combined with highly trained and knowledgeable in‑store associates, has created a loyal customer following where our stores are sought out destinations, providing a personalized shopping experience.

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

PRINCIPAL PRODUCTS

The sales of cigarettes represented 71% of our consolidated revenue in both fiscal 2018 and fiscal 2017. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 29% of our consolidated revenue in both fiscal 2018 and fiscal 2017.

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

The natural food retail industry is highly fragmented. According to The Natural Foods Merchandiser (“NFM”), there are approximately 10,000 natural food retail stores operating independently or as part of small retail chains and nearly 26,000 stores when national chains are included. These competitors include companies such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Earth Fare, Lucky’s Market, Fresh Thyme Farmers Market, General Nutrition Centers, Vitamin Shoppe, and other online competitors such as Amazon all who have embarked on aggressive expansion strategies. We also compete with specialty supermarkets, other and independent natural foods stores chains, small specialty stores, and restaurants. In recent years, conventional supermarkets and mass market outlets such as Krogers, Albertsons, Walmart, Publix, and Costco have significantly increased their offerings of organic and natural products adding another layer of competition. Most recently, Amazon entered the grocery and natural foods business with its acquisition of Whole Foods Market which enhances their competitive position in the food and grocery category posing a threat to all food and grocery retailers.

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

The Company operates in 26 states and is subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In recent years a number of states, as well as the federal government, have increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls and as a mechanism to discourage tobacco product use.

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2018 or fiscal 2017.

EMPLOYEES

At September 2018, the Company had 734 full‑time and 185 part‑time employees, which together serve in the following areas:

Managerial	45
Administrative	104
Delivery	129
Sales & Marketing	346
Warehouse	295
Total Employees	919

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). The current labor agreement with the union is effective through December 2020.

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

RISK FACTORS RELATED TO THE WHOLESALE BUSINESS

•	Regulation of Cigarette, Tobacco and Tobacco Related Products by the FDA May Negatively Impact Our Operations.

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

To date, most of the regulatory and compliance burden related to this legislation has fallen upon product manufacturers. However, if the FDA were to impose new regulations impacting wholesale distributors that we are not able to comply with, we could face remedial actions such as fines, suspension of product distribution rights, and/or termination of operations. Further, if the FDA were to issue product bans or product restrictions, including potential bans or restrictions related to e-cigarettes or vaping products, our future revenue stream could materially decrease. If any of these items were to occur, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•	Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2018 approximately 71% of our consolidated revenues came from the distribution of cigarettes which generated approximately 20% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

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

In our retail health food business, we compete with a wide range of well financed regional and national competitors such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Earth Fare, Lucky’s Market, Fresh Thyme Farmers Market, General Nutrition Centers, Vitamin Shoppe, and other online competitors such as Amazon all who have embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other and independent natural foods stores chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets such as Krogers, Albertsons, Walmart, and Costco have also significantly increased their offerings of organic and natural products providing another layer of competition. Finally, if online shopping continues to grow in popularity and further disrupts traditional sales channels, it may present a significant direct risk to brick and mortar retailers, including the Company. Most recently, Amazon entered the grocery and natural foods business with its acquisition of Whole Foods Market which enhances their competitive position in the food and grocery category posing a threat to all food and grocery retailers. Most of these competitors may have greater financial and marketing resources than our Company and may be able to devote greater resources to sourcing, promoting, and selling their products. In response to heightened competition, the Company is implementing a repositioning strategy for our retail business. This repositioning strategy calls for a wide range of initiatives including the possible addition of one or more of our new retail store prototypes per year into the foreseeable future. The opening of new retail stores inherently brings additional risk to the business. Further, if our repositioning strategy in response to this increase in competition is not successful, it may have a material adverse effect on our results of operations, business, cash flow, and financial condition, and could potentially result in the impairment of assets within this business segment.

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

RISK FACTORS RELATED TO ALL OF OUR BUSINESSES

•	Risk Associated with the Acquisition of Assets or New Businesses.

From time to time, one or both of the Company’s business segments may acquire assets from other businesses, or may acquire all or a portion of another business through the purchase of stock or other means. The purchase of assets or of all or part of a business can bring significant risks to the Company in a number of areas including purchase price, business valuation and recording risks, customer retention risks, risks associated with the assumption of liabilities or obligations, integration risks, technology risks, risks associated with the addition of a new employees such as health care costs, and a wide range of other risks and considerations. While the Company strives to minimize the risks associated with its acquisition activities, issues may arise which could have a material negative impact on the Company’s results of operations, balance sheet, and cash flows.

•	Risks Associated with Trade Tariffs

The Company purchases products from a wide range of vendors in both of its businesses. Some of our vendors may import certain products as part of their manufacturing processes and could be impacted by higher costs resulting from trade tariffs. Further, the impact of higher costs at the retail level may negatively impact consumer disposable income and demand.  In event that our product purchase costs from our vendors increase and we cannot pass on those price increases or if the retail level demand for the products we sell decreases, the Company’s results of operations, balance sheet, and cash flows could be negatively impacted.

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

•	Risk Associated with Insurance Plans Claims.

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

•	A Deterioration in Economic Conditions May Negatively Impact Sales in Both Our Business Segments.

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

•	Periods of Significant or Prolonged Inflation or Deflation Affect Our Product Costs and Profitability.

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

•	Adverse Publicity About Us or Lack of Confidence in The Products We Carry Could Negatively Impact Our Reputation and Reduce Earnings.

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

The testing of goodwill and other intangible assets for impairment requires management to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in impairment charges. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, our financial condition and results of operations may be adversely affected.

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

We do not have any significant long‑term contracts with suppliers in our wholesale business committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we sell in the quantities we request or on favorable terms. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production based on conditions beyond our control. These conditions include job actions or strikes by employees of suppliers, inclement weather, drought, transportation interruptions, and natural disasters or other catastrophic events. Our inability to obtain adequate supplies of the products we sell as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

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

We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees, particularly in the area of truck drivers and warehouse workers. A shortage of qualified employees could require us to enhance our wage and benefits packages in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees.

In addition, at September 2018 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in December 2020.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

•

The Company Has Few Shareholders of Record And, If this Number Drops below 300, as was true as of September 30, 2018, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE American, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock falls below 300, as was true as of September 30, 2018, our obligation to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE American. This would likely impact investors’ ability to trade in our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s six distribution centers and twenty two retail stores at September 2018 are set forth below:

Location	Square Feet
Distribution—IL, MO, ND, NE, SD, & TN	689,000
Retail—AR, FL, MO, & OK	231,200
Total Square Footage	920,200

The Company leases certain distribution facilities, retail stores, offices, and certain equipment under noncancellable operating leases. Our Quincy, Illinois; both of our Bismarck, North Dakota; and our Rapid City, South Dakota distribution facilities are owned by our Company, and some are subject to several first mortgages by BMO Harris, NA (“BMO”) and other lenders. Management believes that its existing facilities are adequate for the Company’s present level of operations, however, larger facilities and additional cross‑dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
Christopher H. Atayan	58	Chairman of the Board, Chief Executive Officer, Director
Andrew C. Plummer	44	President, Chief Financial Officer, Director
Charles J. Schmaderer	49	Vice President, Corporate Controller, Secretary

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

ANDREW C. PLUMMER has served as our President and Chief Operating Officer since October 2018, as our Chief Financial Officer since January 2007, and as our Secretary from January 2007 to October 2018.  From 2004 to 2007, Mr. Plummer served our company in various roles including Acting Chief Financial Officer, Corporate Controller, and Manager of SEC Compliance.  Prior to joining our company in 2004, Mr. Plummer practiced public accounting, primarily with the accounting firm Deloitte and Touche, LLP (now Deloitte).

CHARLES J. SCHMADERER has served as the Company’s Vice President and Corporate Controller since April 2018 and as Secretary since October 2018. From 2006 to 2018, Mr. Schmaderer served the Company in various roles including as the Vice President of Financial Reporting and Assistant Secretary, and as the Director of Financial and SEC Reporting. Prior to joining AMCON in 2006, Mr. Schmaderer practiced public accounting, primarily with the accounting firm Grant Thornton, LLP and also holds a Master of Business Administration (MBA).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE American under the trading symbol “DIT”. As of October 31, 2018 the closing price of our common stock on NYSE American was $84.00 and there were 617,350 common shares outstanding. As of that date, the Company had approximately 557 persons holding common shares beneficially of which approximately 127 are shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company’s common stock reported by NYSE American for fiscal 2018 and 2017.

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
4th Quarter	$89.00	$81.10	$111.35	$86.35
3rd Quarter	98.35	81.30	107.00	94.03
2nd Quarter	99.87	84.10	121.05	97.65
1st Quarter	97.85	86.61	115.30	88.32

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

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $0.7 million, or $1.00 per common share, during both fiscal 2018 and fiscal 2017.

REPURCHASE OF COMPANY SHARES

The Company repurchased a total of 74,880 and 12,036 shares of its common stock during fiscal 2018 and fiscal 2017, respectively, for cash totaling approximately $7.7 million and $1.1 million, respectively. All repurchased shares were recorded in treasury stock at cost. At September 2018, 74,789 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors. In October 2018, our Board of Directors renewed the repurchase authorization for 75,000 shares of the Company’s common stock.

During the fourth quarter of fiscal 2018, the Company repurchased shares of its common stock for cash totaling approximately $0.1 million. The following table summarizes these repurchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock for the quarterly period ended September 30, 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2018	30	$85.67	30	74,970
August 1 - 31, 2018	124	88.41	124	74,846
September 1 - 30, 2018	57	87.27	57	74,789
Total	211	$87.71	211	74,789

*            In July 2018, our Board of Directors authorized purchases of up to 75,000 shares of our Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. In October 2018 and subsequent to the end of fiscal 2018, our Board of Directors renewed the repurchase authorization for 75,000 shares.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S‑K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2018 and September 2017. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

Business Update - Wholesale Segment

A number of macro trends continue to impact the convenience store industry and the wholesale distributors which serve this retail segment.

First, the long term demand trend for cigarettes continues to decline as fewer individuals smoke, which we believe partially results from higher excise taxes and other regulatory initiatives placed on such products. In recent years, the tobacco industry has worked to develop alternative products (e-cigarettes, vaping etc.), however, it remains to be seen if these products will be viable long term given intense regulation in this area.

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

At the wholesale distributor level, we continue to see brisk consolidation trends across the industry as the economics and capital requirements of the business has become challenging for many smaller distributors. Accordingly, we continue to carefully evaluate a range of acquisition/expansion opportunities and remain focused on maximizing our liquidity position which provides us the flexibility to move quickly as attractive opportunities arise. In conjunction with this strategy, in fiscal 2018 we purchased an additional warehouse in our northern market to service customers in that region and to support our reach into adjacent markets.

Given these market dynamics, our long term strategic plan remains centered around three core areas: 1) expanding our geographic footprint either through strategic acquisitions or establishing new distribution centers, 2) expanding our foodservice platform, and 3) ongoing investments in our information technology applications and trucking fleet as a means of differentiation and long term customer retention.

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

In the health food retailing sector in which our stores operate, a number of factors have impacted the performance of   industry participants. First, a number of regional and national health food retailers such as Sprouts Farmers Market, Natural Grocers, Trader Joe’s, Lucky’s Market, Earth Fare, Fresh Thyme Farmers Market, have expanded their geographic reach into areas once dominated by independent health food store operators. Secondly, web-based shopping formats, conventional grocery stores, and mass merchants such as Kroger, Albertsons, Walmart, and Costco have all greatly expanded their offerings of natural products which has impacted sales volumes for many independent health food retailers. The nation’s largest health food retailer (Whole Foods Market) is now owned by Amazon which has added another layer of intense competition across the industry. All of these factors have contributed to a challenging operating environment for health food retailers, including our stores.

In light of the competitive landscape and as previously disclosed, the Company has implemented a multi-year repositioning strategy for its retail business. The core of this repositioning strategy is focused on four functional areas: 1) the implementation of a comprehensive program to optimize our merchandising strategy, 2) selectively remodeling existing stores and adding new stores which incorporate modern design themes and convenience shopping attributes, 3) the use of a new multi-channel branding and marketing program, and 4) targeted closure of non-performing stores.  During fiscal 2018, the Company continued to execute against this repositioning strategy by closing two non-performing stores in our Midwest market, the completion of two store remodeling projects, the acquisition of assets (primarily inventory) of eight retail health food stores in Florida which the Company will continue to operate under the name Earth Origins Market (EOM), and the opening of one new store in our Florida market subsequent to fiscal 2018 (October 2018) which replaced an existing store. While we are pleased for the process of our repositioning strategy, the market conditions in this sector remain challenging with heightened competition. Accordingly, as discussed further in Note 5 we recorded impairment charges in our retail reporting unit during fiscal 2018 which reflects this operating environment.

While we can provide no assurances that our business repositioning strategy will be successful, we believe that many of the traditional tenants of successful retailing remain in place. Among these, having modern stores with strong locations that carry a differentiated product mix and offering a high level of consultative customer service, all remain important elements in driving repeat customer traffic and ultimately profitable unit economics. Accordingly, we continue to make investments in the aforementioned areas in conjunction with our repositioning strategy.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2018 and 2017:

	Fiscal Years
	2018	2017
Sales	100.0%	100.0%
Cost of sales	94.2	94.3
Gross profit	5.8	5.7
Selling, general and administrative expenses	5.1	5.0
Depreciation and amortization	0.2	0.2
Operating income	0.5	0.5
Interest expense	0.1	0.1
Income before income taxes	0.4	0.4
Income tax expense	0.1	0.2
Net income available to common shareholders	0.3%	0.2%

	Fiscal Years
(In millions)	2018	2017	Incr (Decr) (2)
CONSOLIDATED:
Sales(1)	$1,322.3	$1,275.0	$47.3
Cost of sales	1,245.4	1,202.5	42.9
Gross profit	76.9	72.4	4.5
Gross profit percentage	5.8%	5.7%

Operating expense	$71.0	$66.2	$4.8
Operating income	5.9	6.2	(0.3)
Interest expense	1.2	0.8	0.4
Income tax expense	1.1	2.5	(1.4)
Net income	3.6	2.9	0.7

BUSINESS SEGMENTS:
Wholesale
Sales	$1,292.7	$1,249.6	$43.1
Gross profit	64.2	61.7	2.5
Gross profit percentage	5.0%	4.9%
Retail
Sales	$29.6	$25.4	$4.2
Gross profit	12.7	10.7	2.0
Gross profit percentage	42.9%	42.1%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $24.1 million in both fiscal 2018 and fiscal 2017.
(2)	Calculated based on rounded numbers as presented in the table.

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

SALES—Fiscal 2018 vs. Fiscal 2017

Sales in our Wholesale Segment increased $43.1 million during fiscal 2018 as compared to fiscal 2017. Significant items impacting sales during fiscal 2018 included a $33.2 million increase in sales related to price increases implemented by cigarette manufacturers and a $18.7 million increase in sales related to higher sales volume in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”). These increases were partially offset by an $8.8 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment increased $4.2 million in fiscal 2018 as compared to fiscal 2017. Significant items impacting sales during the current period included a $4.5 million increase in sales related to our new Earth Origin Market (“EOM”) stores located in Florida and a $1.7 million increase in sales related to the opening of a new Chamberlin’s store in our Florida market. These increases were partially offset by a $0.9 million decrease in sales related to the closure of two non-performing stores in our Midwest market, and a $1.1 million decrease in sales related to lower sales volumes in our existing stores.

GROSS PROFIT—Fiscal 2018 vs. Fiscal 2017

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

Gross profit in our Wholesale Segment increased $2.5 million during fiscal 2018 as compared to fiscal 2017. This increase was primarily related to an increase in our Other Products category sales. Gross profit in our Retail Segment increased $2.0 million in fiscal 2018 as compared to fiscal 2017. Significant items impacting sales during the current period included a $2.6 million increase in gross profit related to our newly acquired EOM stores and a $0.9 million increase in sales related to the opening of a new Chamberlin’s store in our Florida market. These increases were partially offset by a $0.4 million decrease in gross profit related to the closure of two non-performing stores in our Midwest market and a $1.1 million decrease in gross profit related to lower sales volumes in our existing stores.

OPERATING EXPENSE—Fiscal 2018 vs. Fiscal 2017

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

Our fiscal 2018 operating expenses increased $4.8 million as compared to fiscal 2017. Significant items impacting operating expenses in our Wholesale Segment during fiscal 2018 included a $1.2 million increase in employee compensation and benefit costs, a $0.8 million increase in fuel costs, and a $0.5 million increase in other operating costs. These increases were partially offset by a $1.0 million decrease in health insurance costs.

Our fiscal 2018 Retail Segment operating expenses increased $3.3 million as compared to the fiscal 2017. Significant items impacting fiscal 2018 Retail Segment operating expenses included the impact of a $1.9 million impairment charge (see Note 5), a $1.3 million increase in expenses related to our EOM retail stores, and a $0.6 million increase in operating expenses related to our new Chamberlin’s store. These Retail Segment operating expense increases were partially offset by a $0.5 million decrease in operating expenses related to the closure of two non-performing retail stores.

INCOME TAX EXPENSE —Fiscal 2018 vs. Fiscal 2017

The Company’s fiscal 2018 income tax rate and results of operations were impacted by the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. Among the numerous provisions included in the Tax Reform Act was a reduction in the corporate federal income tax rate from 35% to 21%. The Company applied the newly enacted corporate federal income tax rate during the first quarter of fiscal 2018 resulting in an income tax benefit of approximately $0.8 million, primarily related to the application of the new lower income tax rates to net long term deferred tax liabilities recorded on the Company’s Consolidated Balance Sheet.  The application of the Tax Reform Act also resulted in blended federal income tax rate of approximately 24% for fiscal 2018, reflecting a portion of the fiscal year at both the old and new federal income tax rates.

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at September 2018:

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

•	The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 125 ‑ 150 basis points depending on certain credit facility utilization measures, at the election of the Company.
•	Lending limits subject to accounts receivable and inventory limitations.
•	An unused commitment fee equal to one‑quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.
•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•

A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s availability has not fallen below 10% of the maximum loan limit and the Company’s fixed charge coverage ratio is over 1.0 for the trailing twelve months.

•

Provides that the Company may pay up to $2.0 million of dividends on its common stock provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after the dividend.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day‑to‑day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2018 was $69.5 million, of which $35.4 million was outstanding, leaving $34.1 million available.

At September 2018, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short‑term LIBOR rate elections made by the Company. The average interest rate was 3.83% at September 2018.

During fiscal 2018, our peak borrowings under the Facility were $54.4 million and our average borrowings and average availability was $27.3 million and $42.0 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets. At September 2018, our inventory and Facility had increased in comparison to September 2017 primarily related to opportunistic inventory purchases. We expect our inventory and Facility will return to normalized levels during the first quarter of fiscal 2019 as the associated inventory is sold and the Facility is paid down.

Cross Default and Co‑Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause it to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2018. In addition, the Real Estate Loan contains co‑terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2018.

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

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG‑LIVED ASSETS, INCLUDING GOODWILL

Long‑lived assets consist primarily of property and equipment, intangible assets, and goodwill acquired in business combinations. Property and equipment and amortizable identified intangible assets are assigned useful lives ranging from 1 to 40 years. Indefinite‑lived intangible assets and goodwill are not amortized. Impairment of the Company’s long‑lived assets is assessed during the Company’s fourth fiscal quarter using both qualitative and quantitative analysis, or whenever events or circumstances change that indicate the carrying value of such long‑lived assets may not be recoverable.

NATURE OF ESTIMATES REQUIRED.  Management has to estimate the useful lives of the Company’s long lived assets. In regard to the Company’s impairment analysis, the most significant assumptions include management’s estimate of the annual growth rate used to project future sales and expenses.

ASSUMPTIONS AND APPROACH USED.  For property and equipment, depreciable lives are based on our accounting policy which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of amortizable intangible assets such as customer lists, we rely on our historical experience in addition to estimates of how long certain assets will generate cash flows. If impairment indicators arise, we then evaluate the potential impairment of property and equipment and amortizable identifiable intangible assets using an undiscounted future cash flow approach.

When evaluating the potential impairment of non‑amortizable indefinite‑lived assets and goodwill, the Company first assesses a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, market prices, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If after completing this assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative evaluation is performed using the income approach (discounted cash flow method).

A discounted cash flow methodology requires the estimation of a wide range of factors including but not limited to:  (i) forecasting future earnings and cash flows (ii) determining the discount rate applicable to the earnings stream being discounted, and (iii) computing a terminal value at some point in the future. These estimations require significant judgment and include making assumptions such as sales growth rates including the addition of new retail stores, future store profitability, planned capital expenditures, our ability to control costs, the successful implementation of initiatives designed to enhance sales and improve inventory management, gross profit estimates, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

For goodwill impairment testing, the Company utilizes the guidance in ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which the Company early adopted. ASU No. 2017-04 simplifies the measurement of potential goodwill impairments by permitting a methodology whereby a reporting unit’s carrying value is compared to its fair value and impairment charges are recognized for an amount by which a reporting unit’s carrying amount exceeds its fair value. During fiscal 2018, the Company recorded goodwill impairment charges of approximately $1.9 million in its retail reporting unit fully impairing all goodwill in this reporting unit (see Note 5). The Company’s retail reporting unit operates in a hyper-competitive environment and incurred planned operating losses during fiscal 2018 in connection with the execution of its business strategy. To the extent that management's estimates of future performance for this reporting unit are not realized, our business plans for future operations change, or if there is a further deterioration in the macro retailing operating environment, the future assumptions used in calculating the fair value of our retail reporting unit could differ and result in additional impairment charges. Accordingly, the Company can provide no assurances that it will not incur further asset impairment charges related to this reporting unit in future periods.

At September 2018, the only remaining goodwill on the Company’s consolidated balance sheet related to goodwill allocated to our wholesale reporting unit which totaled $4.4 million. The Company determined that the estimated fair value of our wholesale reporting unit exceeded its carrying value at September 30, 2018 and that a 10% decrease in the estimated fair value would not have resulted in impairment charges for fiscal 2018.

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

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

During fiscal 2018, the Company adopted the following Accounting Standards Updates (“ASU”). The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". This ASU required an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. This ASU simplified several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU provided guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The new guidance simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This ASU required goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASU 606). ASU 606 and related amendments supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 606 is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company), and for interim periods within that fiscal year. The Company has substantially completed its assessment of the accounting required under ASU 606 and does not expect that the implementation of the new standard will have a material effect on the Company’s financial statements. The Company will adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method and will include enhanced disclosures in conjunction with the adoption of this standard.

In February 2016, the FASB issued ASU No. 2016-02 "Leases”. This ASU and related amendments requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and for interim periods within that fiscal year. The Company is currently evaluating this ASU and its impact on our consolidated financial statements including the potential capitalization of all operating leases on the Company’s balance sheet.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward‑looking statements:

•

increasing competition and market conditions in our wholesale and retail health food businesses and the associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

•	that our repositioning strategy for our retail business will not be successful,

•	risks associated with opening new retail stores,

•

risks associated with the acquisition of assets or new businesses by either of our business segments including but not limited to risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,

•

if online shopping formats such as Amazon continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

•	the potential impact trade tariffs may have on our product costs or on consumer disposable income and demand,

•	increases in fuel costs and expenses associated with operating a refrigerated trucking fleet,

•

the risks associated with highly competitive labor market, particularly for truck drivers and warehouse workers, which may impact our ability to recruit and retain employees and result in higher employee compensation costs,

•	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

•	higher commodity prices and general inflation which could impact food ingredient costs and demand for many of the products we sell,

•	regulation of cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA, states, or local municipalities on the manufacture, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risks,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

•	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

•	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

•	increasing health care costs for consumers and the potential impact on discretionary consumer spending,

•	the ongoing trend of higher health care costs in our business which has impacted profitability,

•	decreased availability of capital resources,

•	domestic regulatory and legislative risks,

•	poor weather conditions,

•	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

•	natural disasters and domestic or political unrest,

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AMCON Distributing Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and its subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2006.

Omaha, Nebraska

November 8, 2018

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2018	2017
ASSETS
Current assets:
Cash	$520,644	$523,065
Accounts receivable, less allowance for doubtful accounts of $0.9 million at September 2018 and $0.8 million at September 2017	31,428,845	30,690,403
Inventories, net	78,869,615	72,909,996
Income taxes receivable	272,112	—
Prepaid and other current assets	4,940,775	4,218,811
Total current assets	116,031,991	108,342,275

Property and equipment, net	15,768,484	13,307,986
Goodwill	4,436,950	6,349,827
Other intangible assets, net	3,414,936	3,494,311
Other assets	301,793	310,488
Total assets	$139,954,154	$131,804,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,826,834	$17,631,552
Accrued expenses	8,556,620	7,553,089
Accrued wages, salaries and bonuses	3,965,733	3,477,966
Income taxes payable	—	544,069
Current maturities of long-term debt	1,096,306	373,645
Total current liabilities	34,445,493	29,580,321

Credit facility	35,428,597	29,037,182
Deferred income tax liability, net	1,782,801	2,336,263
Long-term debt, less current maturities	3,658,391	2,648,179
Other long-term liabilities	38,055	34,100

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 615,777 shares outstanding at September 2018 and 678,006 shares outstanding at September 2017	8,441	8,314
Additional paid-in capital	22,069,098	20,825,919
Retained earnings	63,848,030	60,935,911
Treasury stock at cost	(21,324,752)	(13,601,302)
Total shareholders’ equity	64,600,817	68,168,842
Total liabilities and shareholders' equity	$139,954,154	$131,804,887

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2018	2017
Sales (including excise taxes of $368.4 million and $368.8 million, respectively)	$1,322,306,658	$1,274,984,408
Cost of sales	1,245,375,460	1,202,536,285
Gross profit	76,931,198	72,448,123
Selling, general and administrative expenses	66,781,234	64,173,895
Depreciation and amortization	2,318,146	2,049,475
Impairment charges	1,912,877	—
	71,012,257	66,223,370
Operating income	5,918,941	6,224,753

Other expense (income):
Interest expense	1,194,373	825,690
Other (income), net	(54,042)	(39,513)
	1,140,331	786,177
Income from operations before income tax expense	4,778,610	5,438,576
Income tax expense	1,164,000	2,489,000
Net income available to common shareholders	$3,614,610	$2,949,576

Basic earnings per share available to common shareholders	$5.47	$4.34
Diluted earnings per share available to common shareholders	$5.38	$4.26

Basic weighted average shares outstanding	660,925	679,478
Diluted weighted average shares outstanding	672,449	692,183

Dividends declared and paid per common share	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2016	818,453	$8,184	(141,396)	$(12,476,381)	$19,525,554	$58,693,241	$65,750,598
Dividends on common stock, $1.00 per share	—	—	—	—	—	(706,906)	(706,906)
Compensation expense and issuance of stock in connection with equity-based awards	12,985	130	—	—	1,300,365	—	1,300,495
Repurchase of common stock	—	—	(12,036)	(1,124,921)	—	—	(1,124,921)
Net income	—	—	—	—	—	2,949,576	2,949,576
Balance September 30, 2017	831,438	$8,314	(153,432)	$(13,601,302)	$20,825,919	$60,935,911	$68,168,842
Dividends on common stock, $1.00 per share	—	—	—	—	—	(702,491)	(702,491)
Compensation expense and issuance of stock in connection with equity-based awards	12,651	127	—	—	1,243,179	—	1,243,306
Repurchase of common stock	—	—	(74,880)	(7,723,450)	—	—	(7,723,450)
Net income	—	—	—	—	—	3,614,610	3,614,610
Balance, September 30, 2018	844,089	$8,441	(228,312)	$(21,324,752)	$22,069,098	$63,848,030	$64,600,817

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,614,610	$2,949,576
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	2,238,771	1,784,475
Amortization	79,375	265,000
Impairment charges	1,912,877	—
Gain on sale of property and equipment	(4,070)	(31,622)
Equity-based compensation	1,271,840	1,394,879
Deferred income taxes	(553,462)	(243,387)
Provision for losses on doubtful accounts	90,000	98,000
Inventory allowance	(291,917)	(101,716)
Other	3,955	3,285

Changes in assets and liabilities:
Accounts receivable	(828,442)	(755,299)
Inventories	(5,056,917)	(24,403,398)
Prepaid and other current assets	(633,032)	4,389,238
Other assets	8,695	(22,406)
Accounts payable	3,295,390	(467,348)
Accrued expenses and accrued wages, salaries and bonuses	1,563,964	669,873
Income taxes payable and receivable	(816,181)	709,028
Net cash flows from (used in) operating activities	5,895,456	(13,761,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,226,107)	(2,565,699)
Proceeds from sales of property and equipment	5,800	46,654
Net cash flows from (used in) investing activities	(3,220,307)	(2,519,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,424,929,646	1,311,967,154
Repayments under revolving credit facility	(1,418,538,231)	(1,293,467,198)
Principal payments on long-term debt	(541,844)	(362,495)
Repurchase of common stock	(7,723,450)	(1,124,921)
Dividends on common stock	(702,491)	(706,906)
Withholdings on the exercise of equity-based awards	(101,200)	(107,082)
Net cash flows from (used in) financing activities	(2,677,570)	16,198,552
Net change in cash	(2,421)	(82,315)
Cash, beginning of period	523,065	605,380
Cash, end of period	$520,644	$523,065

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,137,691	$819,969
Cash paid during the period for income taxes	2,533,643	2,023,359

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$1,253	$101,361
Purchase of property financed with debt	1,575,000	—
Acquisition of assets financed with debt	699,717	—
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,183,091	1,262,763

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

AMCON’s wholesale distribution business includes six distribution centers that sell approximately 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and chilled products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON, through its Healthy Edge Inc. subsidiary, operates twenty two retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akin’s”), and Earth Origins Markets (“EOM”). These stores carry natural supplements, organic and natural groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 71% of our consolidated revenue and 20% of our consolidated gross profit during both fiscal 2018 and fiscal 2017.

(b) Accounting Period:

The Company’s fiscal year ends on September 30 and the fiscal years ended September 30, 2018 and September 30, 2017 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly‑owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2018 and fiscal 2017 totaled approximately $1.2 million and $2.2 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 6). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

(f) Inventories:

At September 2018 and September 2017, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.5 million and $0.8 million at September 2018 and September 2017, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non‑refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2018	September 2017
Prepaid expenses	$1.6	$1.4
Prepaid inventory	3.3	2.8
	$4.9	$4.2

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

	Years
Buildings and improvements	5	-	40
Warehouse equipment	3	-	12
Furniture, fixtures and leasehold improvements	1	-	12
Vehicles	2	-	5

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

When evaluating the potential impairment of non‑amortizable indefinite‑lived assets and goodwill, the Company first assesses a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, market prices, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If after completing this assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative evaluation is performed using the income approach (discounted cash flow method).

A discounted cash flow methodology requires the estimation of a wide range of factors including but not limited to:  (i) forecasting future earnings and cash flows (ii) determining the discount rate applicable to the earnings stream being discounted, and (iii) computing a terminal value at some point in the future. These estimations require significant judgment and include making assumptions such as sales growth rates including the addition of new retail stores, future store profitability, planned capital expenditures, our ability to control costs, the successful implementation of initiatives designed to enhance sales and improve inventory management, gross profit estimates, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

For goodwill impairment testing, the Company utilizes the guidance in ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which the Company early adopted. ASU No. 2017-04 simplifies the measurement of potential goodwill impairments by permitting a methodology whereby a reporting unit’s carrying value is compared to its fair value and impairment charges are recognized for an amount by which a reporting unit’s carrying amount exceeds its fair value.

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

During fiscal 2018, the Company recorded goodwill impairment charges of approximately $1.9 million in its retail reporting unit. These impairment charges resulted from heightened competition in the industry, retail sector market conditions, and earning shortfalls which impacted the Company’s projections of future cash flows to be generated from this reporting unit and fully impaired all the goodwill in this reporting unit (see Note 5). There were no impairments to either indefinite‑lived assets or identifiable intangible assets with finite lives during either fiscal 2018 or fiscal 2017.

(j) Revenue Recognition:

AMCON recognizes revenue when title passes to our customers. In our Wholesale Segment, this occurs when products are delivered to customers (which generally is the same day products are shipped) and in our retail health food segment when products are sold to consumers. Sales are shown net of returns, discounts, and sales incentives to customers.

(k) Insurance:

The Company’s workers’ compensation, general liability, and employee‑related health care benefits are provided through high‑deductible or self‑insurance programs. As a result, the Company accrues for its workers’ compensation and general liability based upon a claim reserve analysis. The Company has issued a letter of credit in the amount of $0.5 million to its workers’ compensation insurance carrier as part of its loss control program. The reserve for incurred, but not reported, employee health care benefits is calculated using the Company’s historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

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

(q) Fair Value Measurements:

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of trade accounts receivable, other receivables, trade accounts payable, accounts payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of the Company’s variable and fixed rate debt also approximates fair value. During fiscal 2018, goodwill in our retail reporting unit was adjusted to fair value, resulting in a pretax, non-cash impairment charge of $1.9 million (see Note 5).

(r) Accounting Pronouncements:

Accounting Pronouncements Adopted

During fiscal 2018, the Company adopted the following Accounting Standards Updates (“ASU”). The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". This ASU required an entity to measure inventory at the lower of cost and net realizable value.

Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

In March 2016, FASB issued ASU No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. This ASU simplified several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows.

In January 2017, FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU provided guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The new guidance simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This ASU required goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASU 606). ASU 606 and related amendments supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 606 is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company), and for interim periods within that fiscal year.  The Company has substantially completed its assessment of the accounting required under ASU 606 and does not expect that the implementation of the new standard will have a material effect on the Company’s financial statements. The Company will adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method and will include enhanced disclosures in conjunction with the adoption of this standard.

In February 2016, the FASB issued ASU No. 2016-02 "Leases”. This ASU and related amendments requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and for interim periods within that fiscal year. The Company is currently evaluating this ASU and its impact on our consolidated financial statements including the potential capitalization of all operating leases on the Company’s balance sheet.

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

2. ACQUISITION:

During fiscal 2018, the Company entered into an agreement to acquire the assets (primarily inventory) of eight retail stores located in Florida for approximately $0.7 million in exchange for a note payable due in four installments through July 2019. As part of the agreement, the Company will continue to operate the eight retail stores which do business as Earth Origins Market (“EOM”) and will be included as a component of the Company’s Retail Segment. No material intangible assets or liabilities were assumed in connection with this transaction and the Company does not consider the transaction material to the Company’s consolidated financial statements.

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

	For Fiscal Years
	2018	2017
	Basic	Basic
Weighted average common shares outstanding	660,925	679,478
Net income available to common shareholders	$3,614,610	$2,949,576
Net earnings per share available to common shareholders	$5.47	$4.34

	For Fiscal Years
	2018	2017
	Diluted	Diluted
Weighted average common shares outstanding	660,925	679,478
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock(1)	11,524	12,705
Weighted average number of shares outstanding	672,449	692,183
Net income available to common shareholders	$3,614,610	$2,949,576
Net earnings per share available to common shareholders	$5.38	$4.26

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2018 and September 2017 consisted of the following:

	2018	2017
Land	$773,068	$648,818
Buildings and improvements	12,206,908	10,661,543
Warehouse equipment	13,424,236	13,195,827
Furniture, fixtures and leasehold improvements	12,018,984	10,732,163
Vehicles	3,229,551	2,195,704
Construction in progress	743,278	1,315,714
	42,396,025	38,749,769
Less accumulated depreciation and amortization:	(26,627,541)	(25,441,783)
Owned property and equipment	$15,768,484	$13,307,986

5. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at September 2018 and September 2017 was as follows:

	September	September
	2018	2017
Wholesale Segment	$4,436,950	$4,436,950
Retail Segment	—	1,912,877
	$4,436,950	$6,349,827

Other intangible assets at fiscal year ends 2018 and 2017 consisted of the following:

	September	September
	2018	2017
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $2.1 million and $2.0 million at September 2018 and September 2017, respectively)	41,667	121,042
	$3,414,936	$3,494,311

During fiscal 2018, the Company recorded goodwill impairment charges of approximately $1.9 million in its retail reporting unit fully impairing all the goodwill in this reporting unit when it was determined that the carrying value of this reporting unit exceeded its fair value. These impairment charges arose from a range of considerations including but not limited to heightened competition in the industry, retail sector market conditions, and earning shortfalls which impacted the Company’s projections of future cash flows to be generated from this reporting unit. These impairment charges were recorded in the Company’s consolidated statement of operations as a component of operating income. At September 2018, the only remaining goodwill on the Company’s consolidated balance sheet related to goodwill allocated to our wholesale reporting unit which totaled $4.4 million. The fair value for this reporting unit was determined to exceed it carrying value at September 2018.

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At September 2018 and September 2017, identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets totaled $0.1 million and $0.3 million during fiscal 2018 and fiscal 2017, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives is as follows at September 2018:

September
2018
Fiscal 2019	$41,667

6. DEBT:

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

CREDIT FACILITY

	2018	2017
Revolving portion of the Facility, interest payable at 3.83% at September 2018	$35,428,597	$29,037,182

The Facility included the following significant terms at September 2018:

•	A November 2022 maturity date without a penalty for prepayment.
•	$70.0 million revolving credit limit.
•	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.
•	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.
•

Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

•	The Facility bears interest at either the bank’s prime rate, or at LIBOR plus 125 ‑ 150 basis points depending on certain credit facility utilization measures, at the election of the Company.
•	Lending limits subject to accounts receivable and inventory limitations.
•	An unused commitment fee equal to one‑quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.
•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.
•

A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s availability has not fallen below 10% of the maximum loan limit and the Company’s fixed charge coverage ratio is over 1.0 for the trailing twelve months.

•

Provides that the Company may pay up to $2.0 million of dividends on its common stock provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after the dividend.

During fiscal 2018, total borrowings and payments on the Facility were approximately $1.4 billion and $1.4 billion, respectively, resulting in net advances of $6.4 million. Total borrowings and repayment on the Facility during fiscal 2017 were approximately $1.3 billion and $1.3 billion, respectively, resulting in net payments of $18.5 million.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day‑to‑day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2018 was $69.5 million, of which $35.4 million was outstanding, leaving $34.1 million available.

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long‑term obligations at fiscal 2018 and fiscal 2017.

	2018	2017
Note payable to a bank (“Real Estate Loan”), interest payable at a fixed rate of 2.99% with monthly installments of principal and interest of $38,344 through August 2021 with remaining principal due September 2021, collateralized by three distribution facilities	$2,648,179	$3,021,824
Note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	1,476,772	—
Unsecured note payable due in varying installments through fiscal 2019	629,746	—
	4,754,697	3,021,824
Less current maturities	(1,096,306)	(373,645)
	$3,658,391	$2,648,179

The aggregate minimum principal maturities of the long‑term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2019	$1,096,306
2020	532,747
2021	2,008,390
2022	148,665
2023	968,589
$4,754,697

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long‑term debt approximated its carrying value at September 2018.

Cross Default and Co‑Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2018. In addition, the Real Estate Loan contains co‑terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

7. INCOME TAXES:

The components of income tax expense from operations for fiscal 2018 and fiscal 2017 consisted of the following:

	2018	2017
Current: Federal	$1,294,253	$2,348,725
Current: State	423,209	383,662
	1,717,462	2,732,387
Deferred: Federal	(470,166)	(223,283)
Deferred: State	(83,296)	(20,104)
	(553,462)	(243,387)
Income tax expense	$1,164,000	$2,489,000

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of approximately 24% and 34% for fiscal 2018 and fiscal 2017, respectively on income before income taxes is as follows:

	2018	2017
Tax at statutory rate	$1,160,247	$1,903,502
Nondeductible business expenses	405,996	402,980
State income taxes, net of federal tax benefit	306,918	244,587
Change in deferred tax rate due to tax reform legislation	(778,000)	—
Other	68,839	(62,069)
	$1,164,000	$2,489,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to a net deferred tax assets (liabilities) at September 2018 and September 2017 relates to the following:

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$210,734	$282,576
Accrued expenses	779,282	1,185,624
Inventory	272,946	502,042
Other	23,237	—
Property and equipment	—	28,713
Net operating loss carry forwards - federal	92,421	195,675
Net operating loss carry forwards - state	697,013	592,559
Total gross deferred tax assets	2,075,633	2,787,189
Less: Valuation allowance	(697,013)	(592,559)
Total net deferred tax assets	1,378,620	2,194,630
Deferred tax liabilities:
Trade discounts	285,439	410,793
Property and equipment	1,361,508	1,395,560
Goodwill	921,799	1,381,953
Intangible assets	592,675	1,342,587
Total deferred tax liabilities	3,161,421	4,530,893
Total net deferred income tax liability	$1,782,801	$2,336,263

The Company’s fiscal 2018 income tax rate and results of operations were impacted by the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. Among the numerous provisions included in the Tax Reform Act was a reduction in the corporate federal income tax rate from 35% to 21%. The Company applied the newly enacted corporate federal income tax rate during the first quarter of fiscal 2018 resulting in an income tax benefit of approximately $0.8 million, primarily related to the application of the new lower income tax rates to net long term deferred tax liabilities recorded on the Company’s Consolidated Balance Sheet.  The application of the Tax Reform Act also resulted in blended federal income tax rate of approximately 24% for fiscal 2018, reflecting a portion of the fiscal year at both the old and new federal income tax rates.

At September 2018, the Company had a $0.1 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $0.4 million and were primarily attributable to the Company’s fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. (“HNWC”), a wholly owned subsidiary of the Company. The utilization of HNWC’s net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

The Company had a valuation allowance of approximately $0.7 million and $0.6 million at September 2018 and September 2017, respectively, against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2018 or fiscal 2017, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2015 and forward remain open under U.S. and state statutes.

8. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 50% of the first 4% contributed and 100% of the next 2% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.7 million (net of employee forfeitures) in both fiscal 2018 and fiscal 2017.

9. COMMITMENTS AND CONTINGENCIES:

Lease Obligations

The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases totaled approximately $6.1 million and $5.7 million in fiscal 2018 and fiscal 2017, respectively.

At September 2018 the minimum future lease commitments were as follows:

Operating
Fiscal Year Ending	Leases
2019	$6,307,616
2020	4,671,779
2021	3,731,591
2022	3,026,818
2023	2,153,584
Thereafter	3,814,291
Total minimum lease payments	$23,705,679

Liability Insurance

The Company carries property, general liability, vehicle liability, directors’ and officers’ liability and workers’ compensation insurance. Additionally, the Company carries an umbrella liability policy to provide excess coverage over the underlying limits of the aforementioned primary policies.

The Company’s insurance programs for workers’ compensation, general liability, and employee related health care benefits are provided through high deductible or self‑insured programs. Claims in excess of self‑insurance levels are fully insured subject to policy limits. Accruals are based on historical claims experience, actual claims filed, and estimates of claims incurred but not reported.

The Company’s liabilities for unpaid and incurred, but not reported claims, for workers’ compensation, general liability, and health insurance at September 2018 and September 2017 was $1.6 million and $1.5 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self‑insured liabilities reserve is set forth below (in millions):

	2018	2017
Beginning balance	$1.5	$1.3
Charged to expense	5.8	6.5
Payments	(5.7)	(6.3)
Ending balance	$1.6	$1.5

10. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plan

The Company has two equity-based incentive plans, the 2007 Omnibus Incentive Plan and 2014 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 225,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2018, awards with respect to a total of 208,095 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 5,068 shares may be awarded under the Omnibus Plans.

Stock Options

The Company issued 6,000 incentive stock options during both fiscal 2018 and fiscal 2017, respectively, to various employees pursuant to the provisions of the Company’s 2014 Omnibus Plan. These awards vest in equal installments over a five year service period. The awards had an estimated fair value at the grant date of approximately $0.2 million in fiscal 2018 and $0.1 million in fiscal 2017 using the Black‑Scholes option pricing model. The following assumptions were used in connection with the Black‑Scholes option pricing calculation as it relates to the fiscal 2018 and fiscal 2017 incentive stock option awards:

	Stock Option	Stock Option
	Pricing	Pricing
	Assumptions	Assumptions
	2018	2017
Risk-free interest rate	2.41%	2.12%
Dividend yield	0.8%	0.6%
Expected volatility	33.00%	22.40%
Expected life in years	6	6

The stock options issued by the Company expire ten years from the grant date and include a five year graded vesting schedule.  At September 2018, the Company had 33,800 stock options outstanding with a weighted average exercise price of $77.85 per share and 17,300 stock options which were exercisable with a weighted average price of $68.04 per share.

The following is a summary of stock option activity during fiscal 2018:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2017	28,300	$74.75
Granted	6,000	90.50
Exercised	(500)	96.50
Forfeited/Expired	—	—
Outstanding at September 2018	33,800	$77.85

Net income before income taxes included compensation expense related to the amortization of the Company’s stock option awards of $0.1 million during both fiscal 2018 and fiscal 2017. At September 2018, total unamortized compensation expense related to stock options was approximately $0.2 million. This unamortized compensation expense is expected to be amortized over approximately the next 29 months.

The aggregate intrinsic value of stock options outstanding was approximately $0.4 million at September 2018 and $0.5 million at September 2017. The aggregate intrinsic value of stock options exercisable was approximately $0.3 million and $0.4 million at September 2018 and September 2017, respectively.

The total intrinsic value of stock options exercised was $0.1 million in both fiscal 2018 and fiscal 2017. The total fair value of stock options vested was $0.4 million during both fiscal 2018 and fiscal 2017.

Restricted Stock Units

At September 2018, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)	Restricted Stock Units(4)
Date of award:	October 2013	October 2015	October 2016	October 2017
Original number of awards issued:	17,600	13,250	13,000	13,000
Service period:	36 - 60 months	36 - 60 months	36 months	36 months
Estimated fair value of award at grant date:	$1,486,000	$1,112,000	$1,191,000	$1,177,000
Non-vested awards outstanding at September 30, 2018:	660	4,484	8,667	13,000
Fair value of non-vested awards at September 30, 2018 of approximately:	$57,000	$390,000	$754,000	$1,130,000

(1)16,940 restricted stock units were vested as of September 2018. The remaining 660 restricted stock units will vest in October 2018.

(2)8,766 of the restricted stock units were vested as of September 2018. 4,334 of the restricted stock units will vest in October 2018. The remaining 150 restricted stock units will vest annually in October 2018 through October 2020.

(3)4,333 of the restricted stock units were vested as of September 2018.  The remaining 8,667 restricted stock units will vest in equal amounts in October 2018 and October 2019.

(4)13,000 of the restricted stock units will vest in equal amounts in October 2018, October 2019, and October 2020.

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

Net income before income taxes included compensation expense related to the amortization of the Company’s restricted stock unit awards of approximately $1.2 million and $1.3 million during fiscal 2018 and fiscal 2017, respectively. These amounts were recorded as accrued expenses in the Company’s Consolidated Balance Sheet at both September 2018 and September 2017. The tax benefit related to this compensation expense was approximately $0.3 million in fiscal 2018 and $0.5 million in fiscal 2017. The total intrinsic value of restricted stock units vested during fiscal 2018 and fiscal 2017 was approximately $1.2 million and $1.3 million, respectively.

Total unamortized compensation expense for these awards based on the September 2018 closing price was approximately $1.1 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 16 months (the weighted‑average period). The following summarizes restricted stock unit activity under the Omnibus Plans during fiscal 2018:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stocks units at September 2017	27,521	$92.25
Granted	13,000	90.50
Vested	(13,710)	90.97
Expired	—	—
Nonvested restricted stocks units at September 2018	26,811	$86.95

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2018:
External revenues:
Cigarettes	$933,920,414	$—	$—	$933,920,414
Tobacco	172,904,744	—	—	172,904,744
Confectionery	78,915,899	—	—	78,915,899
Health food		29,572,602	—	29,572,602
Foodservice & other	106,992,999	—	—	106,992,999
Total external revenue	1,292,734,056	29,572,602	—	1,322,306,658
Depreciation	1,338,476	900,295	—	2,238,771
Amortization	79,375	—	—	79,375
Operating income (loss)	15,000,101	(3,144,133)	(5,937,027)	5,918,941
Interest expense	91,276	—	1,103,097	1,194,373
Income (loss) from operations before taxes	14,950,647	(3,134,613)	(7,037,424)	4,778,610
Total assets	125,152,820	14,639,962	161,372	139,954,154
Capital expenditures	1,590,784	1,635,323	—	3,226,107

FISCAL YEAR ENDED 2017:
External revenue:
Cigarettes	$909,533,495	$—	$—	$909,533,495
Tobacco	158,899,064	—	—	158,899,064
Confectionery	80,129,898	—	—	80,129,898
Health food	—	25,421,603	—	25,421,603
Foodservice & other	101,000,348	—	—	101,000,348
Total external revenue	1,249,562,805	25,421,603	—	1,274,984,408
Depreciation	1,295,534	488,941	—	1,784,475
Amortization	265,000	—	—	265,000
Operating income (loss)	13,665,234	(1,801,581)	(5,638,900)	6,224,753
Interest expense	101,691	—	723,999	825,690
Income (loss) from operations before taxes	13,663,327	(1,786,851)	(6,437,900)	5,438,576
Total assets	117,297,333	14,399,224	108,330	131,804,887
Capital expenditures	525,558	2,040,141	—	2,565,699

12. TREASURY STOCK:

The Company repurchased a total of 74,880 and 12,036 shares of its common stock during fiscal 2018 and fiscal 2017, respectively, for cash totaling approximately $7.7 million and $1.1 million, respectively. All repurchased shares were recorded in treasury stock at cost.

13. SUBSEQUENT EVENTS:

On October 23, 2018 the Compensation Committee of the Company’s Board of Directors awarded 15,050 long-term incentive equity awards, primarily to members of the Company’s executive management team. These awards included a three year graded vesting schedule and can be settled in either cash or stock. At the same time, the Company’s Board of Directors replenished the number of shares authorized for repurchase under AMCON’s existing Common Stock repurchase program. The program provides for periodic repurchases of up to 75,000 shares of AMCON’s common stock in open market or privately negotiated transactions.

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

As required by Rules 13a‑15(b) and 15d‑15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes‑Oxley and Item 308(a) of Regulation S‑K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the December 2018 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10‑K and such information is incorporated herein by this reference.

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
10.15

Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Current Report on Form 8‑K filed with the Commission on December 22, 2014)*

10.16

Third Amendment to Second Amended and Restated Loan and Security Agreement, dated November 6, 2017, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.16 of AMCON’s Annual Report on Form 10‑K filed on November 8, 2017)*.

11.1	Statement regarding computation of per share earnings (incorporated by reference to Note 3 to the Consolidated Financial Statements included as a part of this report on Form 10-K under Item 8)
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes‑Oxley Act
31.2	Certification by Andrew C. Plummer, President and Chief Financial Officer, pursuant to section 302 of the Sarbanes‑Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes‑Oxley Act
32.2	Certification by Andrew C. Plummer, President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes‑Oxley Act.
101	Interactive Data File (filed herewith electronically).

*        Represents management contract or compensation plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2018	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2018	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 8, 2018	/s/ Andrew C. Plummer
Andrew C. Plummer
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

November 8, 2018	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 8, 2018	/s/ John R. Loyack
John R. Loyack
Director

November 8, 2018	/s/ Raymond F. Bentele
Raymond F. Bentele
Director

November 8, 2018	/s/ Stanley Mayer
Stanley Mayer
Director

November 8, 2018	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)