Form 10-Q
period 2018-12-31
AMCON DISTRIBUTING CO
filed 2019-01-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 617,295 shares of its $.01 par value common stock outstanding as of January 14, 2019.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2018 and September 30, 2018

	December	September
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$821,708	$520,644
Accounts receivable, less allowance for doubtful accounts of $0.9 million at December 2018 and $0.9 million at September 2018	30,728,786	31,428,845
Inventories, net	56,552,256	78,869,615
Income taxes receivable	47,054	272,112
Prepaid and other current assets	9,262,230	4,940,775
Total current assets	97,412,034	116,031,991

Property and equipment, net	16,332,606	15,768,484
Goodwill	4,436,950	4,436,950
Other intangible assets, net	3,399,311	3,414,936
Other assets	251,528	301,793
Total assets	$121,832,429	$139,954,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,764,367	$20,826,834
Accrued expenses	7,736,445	8,556,620
Accrued wages, salaries and bonuses	1,725,006	3,965,733
Current maturities of long-term debt	959,282	1,096,306
Total current liabilities	27,185,100	34,445,493

Credit facility	23,315,463	35,428,597
Deferred income tax liability, net	2,059,743	1,782,801
Long-term debt, less current maturities	3,560,227	3,658,391
Other long-term liabilities	39,044	38,055

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 617,295 shares outstanding at December 2018 and 615,777 shares outstanding at September 2018	8,561	8,441
Additional paid-in capital	23,110,713	22,069,098
Retained earnings	64,796,415	63,848,030
Treasury stock at cost	(22,242,837)	(21,324,752)
Total shareholders’ equity	65,672,852	64,600,817
Total liabilities and shareholders' equity	$121,832,429	$139,954,154

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2018 and 2017

	For the three months ended December
	2018	2017
Sales (including excise taxes of $93.0 million and $88.6 million, respectively)	$344,733,920	$315,513,209
Cost of sales	324,101,782	297,321,447
Gross profit	20,632,138	18,191,762
Selling, general and administrative expenses	17,957,214	16,353,608
Depreciation and amortization	608,008	531,005
	18,565,222	16,884,613
Operating income	2,066,916	1,307,149

Other expense (income):
Interest expense	322,950	202,191
Other (income), net	(3,355)	(5,133)
	319,595	197,058
Income from operations before income taxes	1,747,321	1,110,091
Income tax expense (benefit)	502,000	(370,000)
Net income available to common shareholders	$1,245,321	$1,480,091

Basic earnings per share available to common shareholders	$2.02	$2.15
Diluted earnings per share available to common shareholders	$1.99	$2.13

Basic weighted average shares outstanding	617,858	687,679
Diluted weighted average shares outstanding	624,525	695,950

Dividends declared and paid per common share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three months ended December 31, 2018 and 2017

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED DECEMBER 2017
Balance, October 1, 2017	831,438	$8,314	(153,432)	$(13,601,302)	$20,825,919	$60,935,911	$68,168,842
Dividends on common stock, $0.46 per share	—	—	—	—	—	(329,869)	(329,869)
Compensation expense and issuance of stock in connection with equity-based awards	12,651	127	—	—	1,183,701	—	1,183,828
Repurchase of common stock	—	—	(171)	(15,175)	—	—	(15,175)
Net income	—	—	—	—	—	1,480,091	1,480,091
Balance, December 31, 2017	844,089	$8,441	(153,603)	$(13,616,477)	$22,009,620	$62,086,133	$70,487,717

THREE MONTHS ENDED DECEMBER 2018
Balance, October 1, 2018	844,089	$8,441	(228,312)	$(21,324,752)	$22,069,098	$63,848,030	$64,600,817
Dividends on common stock, $0.46 per share	—	—	—	—	—	(296,936)	(296,936)
Compensation expense and issuance of stock in connection with equity-based awards	11,950	120	—	—	1,041,615	—	1,041,735
Repurchase of common stock	—	—	(10,432)	(918,085)	—	—	(918,085)
Net income	—	—	—	—	—	1,245,321	1,245,321
Balance, December 31, 2018	856,039	$8,561	(238,744)	$(22,242,837)	$23,110,713	$64,796,415	$65,672,852

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2018 and 2017

	December	December
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,245,321	$1,480,091
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	592,383	498,505
Amortization	15,625	32,500
Gain on sale of property and equipment	—	(300)
Equity-based compensation	316,056	334,256
Deferred income taxes	276,942	(482,112)
Provision (recovery) for losses on doubtful accounts	11,000	(3,000)
Inventory allowance	117,531	30,660
Other	989	989

Changes in assets and liabilities:
Accounts receivable	689,059	182,299
Inventories	22,199,828	23,179,388
Prepaid and other current assets	(4,321,455)	(3,763,827)
Other assets	50,265	(13,155)
Accounts payable	(4,261,996)	(2,523,433)
Accrued expenses and accrued wages, salaries and bonuses	(2,515,963)	(2,011,951)
Income taxes receivable	225,058	113,026
Net cash flows from operating activities	14,640,643	17,053,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(956,976)	(291,318)
Proceeds from sales of property and equipment	—	300
Net cash flows (used in) investing activities	(956,976)	(291,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	336,212,413	305,522,554
Repayments under revolving credit facility	(348,325,547)	(321,921,515)
Principal payments on long-term debt	(235,188)	(92,411)
Repurchase of common stock	(918,085)	(15,175)
Dividends on common stock	(116,196)	(129,026)
Withholdings on the exercise of equity-based awards	—	(79,850)
Net cash flows (used in) financing activities	(13,382,603)	(16,715,423)
Net change in cash	301,064	47,495
Cash, beginning of period	520,644	523,065
Cash, end of period	$821,708	$570,560

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$306,243	$199,423

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$200,782	$15,465
Dividends declared, not paid	180,740	200,843
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,005,792	1,183,091

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 689,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kelloggs, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Our Retail Segment operates twenty-two retail health food stores as Chamberlin’s Natual Foods (Chamberlin’s), Akin’s Natural Foods (Akins), and Earth Origins Market (EOM). These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic,and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates seven stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Arkansas, Missouri, and Oklahoma. Earth Origins Market has a total of eight locations in Florida.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2018, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2018 and December 31, 2017 have been referred to throughout this quarterly report as Q1 2019 and Q1 2018, respectively. The fiscal balance sheet dates as of December 31, 2018 and September 30, 2018 have been referred to as December 2018 and September 2018, respectively.

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASU 606). ASU 606 and related amendments supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. During Q1 2019, the Company adopted the new standard using the modified retrospective approach. The adoption of ASU 606 did not have a material impact on the Company’s consolidated balance sheet or consolidated results of operations as of the adoption date or for the fiscal quarter ended December 31, 2018. Significant areas of consideration in regards to the Company’s adoption of ASU 606 are as follows:

Revenue Recognition

The company recognizes revenues when the performance obligation is satisfied, which is the point at which control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment. See Footnote 9 “Business Segments” for the disaggregation of net sales for each of our business segments.

Customers’ Sales Incentives

The Company provides consideration to customers, such as sales allowances or discounts to its customers on a regular basis. Under ASU 606, these customers’ sales incentives will continue to be recorded as a reduction to net sales as the sales incentive is earned by the customer.

Excise Taxes

As part of the implementation of ASU 606, the Company determined that it is primarily responsible for excise taxes levied on cigarette and other tobacco products and will continue to present excise taxes as a component of revenue.

Contract Costs

Based on the nature of the Company’s business, the costs to obtain and fulfill customer contracts are not material.

New Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 "Leases”. This ASU and related amendments requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous Generally Accepted Accounting Principles (“GAAP”). This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and for interim periods within that fiscal year. The Company is currently evaluating this ASU and its impact on our consolidated financial statements including the potential capitalization of all operating leases on the Company’s balance sheet.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models, and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2019 (fiscal 2021 for the Company) with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

2. INVENTORIES

Inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.6 million at December 2018 and $0.5 million at September 2018. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	December	September
	2018	2018
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets of the Company consisted of the following:

	December	September
	2018	2018
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $2.1 million at both December 2018 and September 2018)	26,042	41,667
	$3,399,311	$3,414,936

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At December 2018, identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.

At December 2018, goodwill allocated to our wholesale reporting unit totaled $4.4 million. In conjunction with the Company’s annual impairment testing for the fiscal year ended September 30, 2018, the Company determined that the estimated fair value of this reporting unit exceeded its carrying value at September 30, 2018. There has been no material changes to this assessment by the Company through December 2018.

4. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three month periods ended December 2018 and December 2017.

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

	For the three months ended December
	2018		2017
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	617,858	617,858	687,679	687,679
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	6,667	—	8,271
Weighted average number of shares outstanding	617,858	624,525	687,679	695,950
Net income available to common shareholders	$1,245,321	$1,245,321	$1,480,091	$1,480,091

Net earnings per share available to common shareholders	$2.02	$1.99	$2.15	$2.13

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

6. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at December 2018:

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

•

Provides that the Company may pay up to $2.0 million of dividends on its common stock annually provided the Company is not in default before or after the dividend.  Additionally, the Company may pay dividends on its common stock in excess of $2.0 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after the dividend.

Cross Default and Co-Terminus Provisions

The Company owns certain real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2018. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a $0.5 million letter of credit to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

7. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plan

The Company has two equity-based incentive plans, the 2014 Omnibus Incentive Plan and the 2018 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 135,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2018, awards with respect to a total of 89,332 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 45,668 shares may be awarded under the Omnibus Plans.

Stock Options

The Company issued 5,450 and 6,000 incentive stock option awards to employees during Q1 2019 and Q1 2018, respectively, pursuant to the provisions of the Company’s 2014 Omnibus Plans. The stock options issued by the Company expire ten years from the grant date and include a five year graded annual vesting schedule. Both the Q1 2019 and Q1 2018 incentive stock option awards had estimated grant date fair values of approximately $0.2 million using the Black‑Scholes option pricing model. The following assumptions were used in connection with the Black‑Scholes option pricing calculation as it relates to the Q1 2019 and Q1 2018 incentive stock option awards:

	Stock Option	Stock Option
	Pricing	Pricing
	Assumptions	Assumptions
	Q1 2019	Q1 2018
Risk-free interest rate	2.55%	2.41%
Dividend yield	0.8%	0.8%
Expected volatility	45.10%	33.00%
Expected life in years	6	6

The following is a summary of stock option activity during Q1 2019:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2018	33,800	$77.85
Granted	5,450	84.00
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at December 2018	39,250	$78.71

Restricted Stock Units

During Q1 2019, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to employees pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)	Restricted Stock Units(4)
Date of award:	October 2015	October 2016	October 2017	October 2018
Original number of awards issued:	13,250	13,000	13,000	15,050
Service period:	36 - 60 months	36 months	36 months	36 months
Estimated fair value of award at grant date:	$1,112,000	$1,191,000	$1,177,000	$1,264,000
Non-vested awards outstanding at December 31, 2018:	100	4,334	8,667	15,050
Fair value of non-vested awards at December 31, 2018 of approximately:	$10,000	$432,000	$865,000	$1,501,000

(1)13,150 restricted stock units were vested as of December 2018. The remaining 100 restricted stock units will vest in equal amounts in October 2019 and October 2020.

(2)8,666 of the restricted stock units were vested as of December 2018. The remaining 4,334 restricted stock units will vest in October 2019.

(3)4,333 restricted stock units were vested as of December 2018. 4,333 restricted stock units will vest in October 2019 and 4,334 will vest in October 2020.

(4)The 15,050 restricted stock units will vest in equal amounts in October 2019, October 2020, and October 2021.

There is no direct cost to the recipients of the restricted stock units, except for any applicable taxes. The restricted stock units are subject to the customary adjustments in the event of stock splits, stock dividends, and certain other distributions of the Company’s common stock. All cash dividends and/or distributions payable to restricted stock recipients will be held in escrow until all the conditions of vesting have been met.

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

The following summarizes restricted stock unit activity under the Omnibus Plans during Q1 2019:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stocks units at September 2018	26,811	$86.95
Granted	15,050	84.00
Vested	(13,710)	84.00
Expired	—	—
Nonvested restricted stocks units at December 2018	28,151	$99.75

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense of approximately $0.3 million during both Q1 2019 and Q1 2018 related to the amortization of all equity-based compensation awards. Total unamortized compensation expense related to these awards at December 2018 and September 2018 was approximately $2.9 million and $1.1 million, respectively.

8. INCOME TAXES

The Company’s results of operations for the prior year period (Q1 2018) included the impact of the enactment of the Tax Cuts and Jobs Act (“Tax Reform”) which was signed into law on December 22, 2017. Among numerous provisions included in the new law was a reduction in the corporate federal income tax rate from 35% to 21% which resulted in a $0.8 million income tax benefit to the Company as reflected in our Statement of Operations for the three months ended December 2017. This prior period tax benefit primarily resulted from applying the new lower federal income tax rates to the Company’s net long term deferred tax liabilities recorded on its Consolidated Balance Sheet.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2018
External revenues:
Cigarettes	$238,361,582	$—	$—	$238,361,582
Tobacco	48,195,046	—	—	48,195,046
Confectionery	19,717,666	—	—	19,717,666
Health food		10,990,623	—	10,990,623
Foodservice & other	27,469,003	—	—	27,469,003
Total external revenue	333,743,297	10,990,623	—	344,733,920
Depreciation	364,132	228,251	—	592,383
Amortization	15,625	—	—	15,625
Operating income (loss)	3,703,884	(45,443)	(1,591,525)	2,066,916
Interest expense	37,774	—	285,176	322,950
Income (loss) from operations before taxes	3,667,924	(43,901)	(1,876,702)	1,747,321
Total assets	105,897,386	15,838,092	96,951	121,832,429
Capital expenditures	784,116	372,389	—	1,156,505

THREE MONTHS ENDED DECEMBER 2017
External revenue:
Cigarettes	$223,265,578	$—	$—	$223,265,578
Tobacco	41,641,678	—	—	41,641,678
Confectionery	18,516,318	—	—	18,516,318
Health food	—	6,289,897	—	6,289,897
Foodservice & other	25,799,738	—	—	25,799,738
Total external revenue	309,223,312	6,289,897	—	315,513,209
Depreciation	310,485	188,020	—	498,505
Amortization	32,500	—	—	32,500
Operating income (loss)	3,188,983	(472,981)	(1,408,853)	1,307,149
Interest expense	23,708	—	178,483	202,191
Income (loss) from operations before taxes	3,167,932	(470,505)	(1,587,336)	1,110,091
Total assets	97,487,611	14,302,363	124,460	111,914,434
Capital expenditures	51,529	153,893	—	205,422

10. COMMON STOCK REPURCHASE

The Company repurchased a total of 10,432 and 171 shares of its common stock during Q1 2019 and Q1 2018, respectively, for cash totaling $0.9 million and $0.1 million, respectively. All repurchased shares were recorded in treasury stock at cost.

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

You should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•

increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

•	that our repositioning strategy for our retail business will not be successful,

•	risks associated with opening our new retail stores,

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

•	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

•	higher commodity prices and general inflation which could impact food ingredient costs and demand for many of the products we sell,

•	regulation of cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), in addition to existing state and federal regulations by other agencies,

•	potential bans or restrictions imposed by the FDA, states, or local municipalities on the manufacture, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products,

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

•	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

•	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

•	increasing health care costs for consumers and the potential impact on discretionary consumer spending,

•	the ongoing trend of higher health care costs,

•	decreased availability of capital resources,

•	domestic regulatory and legislative risks,

•	poor weather conditions,

•	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

•	natural disasters and domestic or political unrest,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the three months ended December 2018 other than the adoption of ASU 606 which did not have a material impact on the Company’s consolidated financial statements.

FIRST FISCAL QUARTER 2019 (Q1 2019)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2018 and December 2017:

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 689,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kelloggs, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 2018 AND DECEMBER 2017:

	For the three months ended December
(In millions)	2018	2017	Incr (Decr) (2)	% Change
CONSOLIDATED:
Sales(1)	$344,733,920	$315,513,209	$29,220,711	9.3
Cost of sales	324,101,782	297,321,447	26,780,335	9.0
Gross profit	20,632,138	18,191,762	2,440,376	13.4
Gross profit percentage	6.0%	5.8%

Operating expense	$18,565,222	$16,884,613	$1,680,609	10.0
Operating income	2,066,916	1,307,149	759,767	58.1
Interest expense	322,950	202,191	120,759	59.7
Income tax expense (benefit)	502,000	(370,000)	872,000	(235.7)
Net income	1,245,321	1,480,091	(234,770)	(15.9)

BUSINESS SEGMENTS:
Wholesale
Sales	$333,743,297	$309,223,312	$24,519,985	7.9
Gross profit	16,071,334	15,478,295	593,039	3.8
Gross profit percentage	4.8%	5.0%
Retail
Sales	$10,990,623	$6,289,897	$4,700,726	74.7
Gross profit	4,560,804	2,713,467	1,847,337	68.1
Gross profit percentage	41.5%	43.1%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $6.0 million in Q1 2019 and $5.6 million in Q1 2018.

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

SALES – Q1 2019 vs. Q1 2018

Sales in our Wholesale Segment increased $24.5 million during Q1 2019 as compared to Q1 2018. Significant items impacting sales during Q1 2019 included a $8.5 million increase in sales related to price increases implemented by cigarette manufacturers, a $9.4 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”), a $3.5 million increase in sales related to the volume and mix of cigarette cartons sold, and a $3.1 million increase in sales related to an increase in cigarette excise taxes.

Sales in our Retail Segment increased $4.7 million for Q1 2019 as compared to Q1 2018. Significant items impacting sales during the current period included a $5.5 million increase in sales related to our Earth Origins Market (“EOM”) stores located in Florida which were acquired at the end of fiscal 2018. This increase was partially offset by a $0.4 million decrease in sales related to the closure of two non-performing stores in our Midwest market during the prior year fiscal period, and a $0.4 million decrease in sales related to lower sales volumes in our existing stores.

GROSS PROFIT – Q1 2019 vs. Q1 2018

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

Gross profit in our Wholesale Segment increased $0.6 million during Q1 2019 as compared to Q1 2018. Of this increase, approximately $0.8 million related to benefit of higher sales volumes in our Other Product category which was partially offset by a $0.2 million decrease in gross profit related to the mix of cigarette cartons sold.

Gross profit in our Retail Segment increased $1.8 million during Q1 2019 as compared to Q1 2018. Significant items impacting gross profit during the current period included a $2.5 million increase in gross profit related to our EOM stores which were acquired at the end of fiscal 2018, partially offset by a offset by a $0.2 million decrease in gross profit related to the closure of two non-performing stores in our Midwest market during the prior fiscal year, and a $0.5 million decrease in gross profit related to lower sales volumes and gross profits in our existing stores.

OPERATING EXPENSE – Q1 2019 vs. Q1 2018

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Our Q1 2019 operating expenses increased $1.7 million as compared to Q1 2018. Significant items impacting operating expenses during the current period included a $0.3 million increase in employee compensation and benefit costs, a $0.4 million increase in fuel and other operating costs, and a $1.4 million increase in expenses in our Retail Segment primarily related to our EOM retail stores which were acquired at the end of fiscal 2018. These increases were partially offset by a $0.4 million decrease in health insurance costs.

INCOME TAX EXPENSE – Q1 2019 vs. Q1 2018

The Company’s prior period (Q1 2018) income tax rate and results of operations were impacted by the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. Among the numerous provisions included in the Tax Reform Act was a reduction in the corporate federal income tax rate from 35% to 21%. The Company applied the newly enacted corporate federal income tax rate during the first quarter of fiscal 2018 resulting in an income tax benefit of approximately $0.8 million, primarily related to the application of the new lower income tax rates to net long term deferred tax liabilities recorded on the Company’s Consolidated Balance Sheet.

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at December 2018:

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

•

Provides that the Company may pay up to $2.0 million of dividends on its common stock annually provided the Company is not in default before or after the dividend.  Additionally, the Company may pay dividends on its common stock in excess of $2.0 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after the dividend.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2018 was $69.5 million, of which $23.3 million was outstanding, leaving $46.2 million available.

At December 2018, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 4.33% at December 2018. For the three months ended December 2018, our peak borrowings under the Facility were $41.2 million, and our average borrowings and average availability under the Facility were $25.3 million and $43.7 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns certain real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at December 2018. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three month periods ended December 2018 and December 2017.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as set forth in the Company’s annual report on Form 10-K for the fiscal period ended September 30, 2018.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2018.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended December 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1 - 31, 2018	10,377	$88.00	10,377	64,623
November 1 - 30, 2018	32	$88.97	32	64,591
December 1 - 31, 2018	23	$83.13	23	75,000
Total	10,432	$87.99	10,432	75,000

*  In December 2018, the Company’s Board of Directors replenished the existing share repurchase authority to authorize purchases of up to 75,000 shares of the Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1	2018 Omnibus Incentive Plan

10.2	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan

10.3	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Andrew C. Plummer, President and Chief Financial Officer, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Andrew C. Plummer, President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 18, 2019	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 18, 2019	/s/ Andrew C. Plummer
Andrew C. Plummer,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)