Form 10-Q
period 2019-03-31
AMCON DISTRIBUTING CO
filed 2019-04-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 592,768 shares of its $.01 par value common stock outstanding as of April 15, 2019.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2019 and September 30, 2018

	March	September
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$642,116	$520,644
Accounts receivable, less allowance for doubtful accounts of $0.9 million at March 2019 and September 2018	28,016,243	31,428,845
Inventories, net	57,650,559	78,869,615
Income taxes receivable	—	272,112
Prepaid and other current assets	7,343,497	4,940,775
Total current assets	93,652,415	116,031,991

Property and equipment, net	16,915,409	15,768,484
Goodwill	4,436,950	4,436,950
Other intangible assets, net	3,383,686	3,414,936
Other assets	293,896	301,793
Total assets	$118,682,356	$139,954,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,570,694	$20,826,834
Accrued expenses	7,106,050	8,556,620
Accrued wages, salaries and bonuses	2,683,504	3,965,733
Income taxes payable	1,630	—
Current maturities of long-term debt	803,612	1,096,306
Total current liabilities	31,165,490	34,445,493

Credit facility	17,224,197	35,428,597
Deferred income tax liability, net	2,009,719	1,782,801
Long-term debt, less current maturities	3,394,116	3,658,391
Other long-term liabilities	40,033	38,055

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 592,768 shares outstanding at March 2019 and 615,777 shares outstanding at September 2018	8,561	8,441
Additional paid-in capital	23,148,372	22,069,098
Retained earnings	66,203,466	63,848,030
Treasury stock at cost	(24,511,598)	(21,324,752)
Total shareholders’ equity	64,848,801	64,600,817
Total liabilities and shareholders’ equity	$118,682,356	$139,954,154

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2019 and 2018

	For the three months ended March		For the six months ended March
	2019	2018	2019	2018
Sales (including excise taxes of $82.9 million and $83.1 million, and $175.9 million and $171.7 million respectively)	$310,715,873	$295,207,286	$655,449,793	$610,720,495
Cost of sales	290,126,453	278,141,110	614,228,235	575,462,557
Gross profit	20,589,420	17,066,176	41,221,558	35,257,938
Selling, general and administrative expenses	17,391,681	15,619,420	35,348,896	31,973,028
Depreciation and amortization	641,228	537,903	1,249,236	1,068,908
	18,032,909	16,157,323	36,598,132	33,041,936
Operating income	2,556,511	908,853	4,623,426	2,216,002

Other expense (income):
Interest expense	396,576	313,364	719,526	515,555
Other (income), net	(36,280)	(27,410)	(39,636)	(32,543)
	360,296	285,954	679,890	483,012
Income from operations before income taxes	2,196,215	622,899	3,943,536	1,732,990
Income tax expense (benefit)	673,000	284,000	1,175,000	(86,000)
Net income available to common shareholders	$1,523,215	$338,899	$2,768,536	$1,818,990

Basic earnings per share available to common shareholders	$2.49	$0.49	$4.50	$2.64
Diluted earnings per share available to common shareholders	$2.45	$0.49	$4.44	$2.61

Basic weighted average shares outstanding	611,824	689,480	614,874	688,570
Diluted weighted average shares outstanding	620,769	697,406	623,848	697,563

Dividends declared and paid per common share	$0.46	$0.46	$0.64	$0.64

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and six months ended March 31, 2019 and 2018

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED MARCH 2018
Balance, January 1, 2018	844,089	$8,441	(153,603)	$(13,616,477)	$22,009,620	$62,086,133	$70,487,717
Dividends on common stock, $0.18 per share	—	—	—	—	—	(128,990)	(128,990)
Compensation expense and issuance of stock in connection with equity-based awards	—	—	—	—	26,942	—	26,942
Repurchase of common stock	—	—	(6,482)	(629,353)	—	—	(629,353)
Net income	—	—	—	—	—	338,899	338,899
Balance, March 31, 2018	844,089	$8,441	(160,085)	$(14,245,830)	$22,036,562	$62,296,042	$70,095,215

THREE MONTHS ENDED MARCH 2019
Balance, January 1, 2019	856,039	$8,561	(238,744)	$(22,242,837)	$23,110,713	$64,796,415	$65,672,852
Dividends on common stock, $0.18 per share	—	—	—	—	—	(116,164)	(116,164)
Compensation expense and issuance of stock in connection with equity-based awards	—	—	—	—	37,659	—	37,659
Repurchase of common stock	—	—	(24,527)	(2,268,761)	—	—	(2,268,761)
Net income	—	—	—	—	—	1,523,215	1,523,215
Balance, March 31, 2019	856,039	$8,561	(263,271)	$(24,511,598)	$23,148,372	$66,203,466	$64,848,801

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
SIX MONTHS ENDED MARCH 2018
Balance, October 1, 2017	831,438	$8,314	(153,432)	$(13,601,302)	$20,825,919	$60,935,911	$68,168,842
Dividends on common stock, $0.64 per share	—	—	—	—	—	(458,859)	(458,859)
Compensation expense and issuance of stock in connection with equity-based awards	12,651	127	—	—	1,210,643	—	1,210,770
Repurchase of common stock	—	—	(6,653)	(644,528)	—	—	(644,528)
Net income	—	—	—	—	—	1,818,990	1,818,990
Balance, March 31, 2018	844,089	$8,441	(160,085)	$(14,245,830)	$22,036,562	$62,296,042	$70,095,215

SIX MONTHS ENDED MARCH 2019
Balance, October 1, 2018	844,089	$8,441	(228,312)	$(21,324,752)	$22,069,098	$63,848,030	$64,600,817
Dividends on common stock, $0.64 per share	—	—	—	—	—	(413,100)	(413,100)
Compensation expense and issuance of stock in connection with equity-based awards	11,950	120	—	—	1,079,274	—	1,079,394
Repurchase of common stock	—	—	(34,959)	(3,186,846)	—	—	(3,186,846)
Net income	—	—	—	—	—	2,768,536	2,768,536
Balance, March 31, 2019	856,039	$8,561	(263,271)	$(24,511,598)	$23,148,372	$66,203,466	$64,848,801

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2019 and 2018

	March	March
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,768,536	$1,818,990
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,217,986	1,020,783
Amortization	31,250	48,125
Gain on sale of property and equipment	(17,832)	(300)
Equity-based compensation	622,390	642,785
Deferred income taxes	226,918	(423,322)
Provision (recovery) for losses on doubtful accounts	59,000	(77,000)
Inventory allowance	240,699	(231,625)
Other	1,978	1,978

Changes in assets and liabilities:
Accounts receivable	3,353,602	1,521,705
Inventories	20,978,357	(2,951,171)
Prepaid and other current assets	(2,402,722)	1,216,336
Other assets	7,897	(19,903)
Accounts payable	(467,687)	126,012
Accrued expenses and accrued wages, salaries and bonuses	(2,275,795)	(1,059,839)
Income taxes payable / receivable	273,742	(368,469)
Net cash flows from operating activities	24,618,319	1,265,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,159,232)	(1,366,767)
Proceeds from sales of property and equipment	23,700	300
Net cash flows (used in) investing activities	(2,135,532)	(1,366,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	642,850,736	623,945,799
Repayments under revolving credit facility	(661,055,136)	(622,433,675)
Principal payments on long-term debt	(556,969)	(185,753)
Repurchase of common stock	(3,186,846)	(644,528)
Dividends on common stock	(413,100)	(458,859)
Withholdings on the exercise of equity-based awards	—	(79,850)
Net cash flows from (used in) financing activities	(22,361,315)	143,134
Net change in cash	121,472	41,752
Cash, beginning of period	520,644	523,065
Cash, end of period	$642,116	$564,817

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$774,784	$489,840
Cash paid during the period for income taxes	674,340	705,790

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$212,800	$63,962
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,005,792	1,183,091

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

RETAIL SEGMENT

Our Retail Segment, through our Healthy Edge, Inc. subsidiary, is a specialty retailer of natural/organic groceries and dietary supplements which focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores must meet strict quality and ingredient guidelines, and include offerings such as gluten-free and antibiotic-free groceries and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small-store format, which emphasizes a high energy and shopper-friendly environment.

We operate within the natural products retail industry, which is a subset of the U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers.

Our Retail Segment operates twenty-two retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akins”), and Earth Origins Market (“EOM”). These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates seven stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Arkansas, Missouri, and Oklahoma. Earth Origins Market has a total of eight locations in Florida.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2018, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2019 and March 31, 2018 have been referred to throughout this quarterly report as Q2 2019 and Q2 2018, respectively. The fiscal balance sheet dates as of March 31, 2019 and September 30, 2018 have been referred to as March 2019 and September 2018, respectively.

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Accounting Standards Codification Topic (“ASC”) 606 supersedes the revenue recognition requirements in “ASC 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The Company adopted the new standard using the modified retrospective approach effective October 1, 2018. The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet or consolidated results of operations as of the adoption date or for the three and six months ended March 31, 2019. Significant areas of consideration in regards to the Company’s adoption of ASC 606 were as follows:

Revenue Recognition

The Company recognizes revenues when the performance obligation is satisfied, which is the point at which control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment. See Footnote 8 “Business Segments” for the disaggregation of net sales for each of our business segments.

Customers’ Sales Incentives

The Company provides consideration to customers, such as sales allowances or discounts to its customers on a regular basis. Under ASC 606, these customers’ sales incentives will continue to be recorded as a reduction to net sales as the sales incentive is earned by the customer.

Excise Taxes

As part of the implementation of ASC 606, the Company determined that it is primarily responsible for excise taxes levied on cigarette and other tobacco products and continues to present excise taxes as a component of revenue.

Contract Costs

Based on the nature of the Company’s business, the costs to obtain and fulfill customer contracts are not material.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases”. This ASU and its related amendments requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases greater than one year in duration that had been classified as operating leases under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and for interim periods within that fiscal year. The Company is currently in the data aggregation and quantification phase of its review of this new standard and continues to evaluate its impact on the consolidated financial statements, including the potential capitalization of all operating leases on the Company’s balance sheet.

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

2. INVENTORIES

Inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.7 million at March 2019 and $0.5 million at September 2018. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	March	September
	2019	2018
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets of the Company consisted of the following:

	March	September
	2019	2018
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $2.1 million at both March 2019 and September 2018)	10,417	41,667
	$3,383,686	$3,414,936

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At March 2019 identifiable intangible assets considered to have finite lives were represented by customer relationships which are being amortized over eight years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted.

At March 2019, goodwill allocated to our wholesale reporting unit totaled $4.4 million. In conjunction with the Company’s annual impairment testing for the fiscal year ended September 30, 2018, the Company determined that the estimated fair value of this reporting unit exceeded its carrying value at September 30, 2018. There has been no material changes to this assessment by the Company through March 2019.

4. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.3 million and $0.4 million for the three and six month periods ended March 2019, respectively, and $0.3 million and $0.5 million for the three and six month periods ended March 2018, respectively.

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

	For the three months ended March
	2019		2018
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	611,824	611,824	689,480	689,480
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	8,945	—	7,926
Weighted average number of shares outstanding	611,824	620,769	689,480	697,406
Net income available to common shareholders	$1,523,215	$1,523,215	$338,899	$338,899

Net earnings per share available to common shareholders	$2.49	$2.45	$0.49	$0.49

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

	For the six months ended March
	2019		2018
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	614,874	614,874	688,570	688,570
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	8,974	—	8,993
Weighted average number of shares outstanding	614,874	623,848	688,570	697,563
Net income available to common shareholders	$2,768,536	$2,768,536	$1,818,990	$1,818,990

Net earnings per share available to common shareholders	$4.50	$4.44	$2.64	$2.61

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

6. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at March 2019:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2019 was $68.4 million, of which $17.2 million was outstanding, leaving $51.2 million available.

At March 2019, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.87% at March 2019. For the six months ended March 2019, our peak borrowings under the Facility were $46.8 million, and our average borrowings and average availability under the Facility were $28.9 million and $40.2 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns certain real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at March 2019. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a $0.5 million letter of credit to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

7. INCOME TAXES

The Company’s results of operations for the six months ended March 2019 and March 2018 were impacted by the  enactment of the Tax Cuts and Jobs Act (“Tax Reform”) which was signed into law on December 22, 2017. Among the numerous provisions included in the new law was a reduction in the corporate federal income tax rate from 35% to 21% which resulted in a $0.8 million income tax benefit to the Company as reflected in our Statement of Operations for the six months ended March 2018 and a lower federal income tax rate for the six months ended March 2019. The $0.8 million tax benefit recognized in the prior fiscal year period (six months ended March 2018) primarily resulted from applying the new lower federal income tax rates to the Company’s net long term deferred tax liabilities recorded on its Consolidated Balance Sheet.

8. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores’ operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products.  Included in the “Other” column are intercompany eliminations, and assets held and charges incurred by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income (loss) before taxes.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2019
External revenues:
Cigarettes	$211,572,049	$—	$—	$211,572,049
Tobacco	44,665,339	—	—	44,665,339
Confectionery	18,092,990	—	—	18,092,990
Health food	—	11,973,455	—	11,973,455
Foodservice & other	24,412,040	—	—	24,412,040
Total external revenue	298,742,418	11,973,455	—	310,715,873
Depreciation	378,172	247,431	—	625,603
Amortization	15,625	—	—	15,625
Operating income (loss)	3,797,109	259,043	(1,499,641)	2,556,511
Interest expense	36,823	—	359,753	396,576
Income (loss) from operations before taxes	3,793,759	261,849	(1,859,393)	2,196,215
Total assets	100,479,809	17,961,404	241,143	118,682,356
Capital expenditures	824,557	389,717	—	1,214,274

THREE MONTHS ENDED MARCH 2018
External revenue:
Cigarettes	$208,188,686	$—	$—	$208,188,686
Tobacco	39,536,595	—	—	39,536,595
Confectionery	17,257,066	—	—	17,257,066
Health food	—	6,813,088	—	6,813,088
Foodservice & other	23,411,851	—	—	23,411,851
Total external revenue	288,394,198	6,813,088	—	295,207,286
Depreciation	324,142	198,136	—	522,278
Amortization	15,625	—	—	15,625
Operating income (loss)	2,531,394	(193,545)	(1,428,996)	908,853
Interest expense	22,814	—	290,550	313,364
Income (loss) from operations before taxes	2,530,624	(190,879)	(1,716,846)	622,899
Total assets	118,169,883	14,358,012	120,862	132,648,757
Capital expenditures	654,964	468,982	—	1,123,946

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2019
External revenue:
Cigarettes	$449,933,631	$—	$—	$449,933,631
Tobacco	92,860,385	—	—	92,860,385
Confectionery	37,810,656	—	—	37,810,656
Health food	—	22,964,078	—	22,964,078
Foodservice & other	51,881,043	—	—	51,881,043
Total external revenue	632,485,715	22,964,078	—	655,449,793
Depreciation	742,304	475,682	—	1,217,986
Amortization	31,250	—	—	31,250
Operating income (loss)	7,500,992	213,600	(3,091,166)	4,623,426
Interest expense	74,597	—	644,929	719,526
Income (loss) from operations before taxes	7,461,683	217,948	(3,736,095)	3,943,536
Total assets	100,479,809	17,961,404	241,143	118,682,356
Capital expenditures	1,608,673	762,106	—	2,370,779

SIX MONTHS ENDED MARCH 2018
External revenue:
Cigarettes	$431,454,264	$—	$—	$431,454,264
Tobacco	81,178,273	—	—	81,178,273
Confectionery	35,773,384	—	—	35,773,384
Health food	—	13,102,985	—	13,102,985
Foodservice & other	49,211,589	—	—	49,211,589
Total external revenue	597,617,510	13,102,985	—	610,720,495
Depreciation	634,627	386,156	—	1,020,783
Amortization	48,125	—	—	48,125
Operating income (loss)	5,720,377	(666,526)	(2,837,849)	2,216,002
Interest expense	46,522	—	469,033	515,555
Income (loss) from operations before taxes	5,698,556	(661,384)	(3,304,182)	1,732,990
Total assets	118,169,883	14,358,012	120,862	132,648,757
Capital expenditures	706,493	622,875	—	1,329,368

9. COMMON STOCK REPURCHASE

The Company repurchased a total of 24,527 and 34,959 shares of its common stock during the three and six month periods ended March 2019, respectively, for cash totaling $2.3 million and $3.2 million, respectively. For the three and six month periods ending March 2018, the Company repurchased a total of 6,482 and 6,653 shares of its common stock for cash totaling $0.6 million during each respective period. All repurchased shares were recorded in treasury stock at cost.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect(s),” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions.

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

•	the potential impact of ongoing trade tariffs may have on our product costs or on consumer disposable income and demand,

•	increases in fuel costs and expenses associated with operating a refrigerated trucking fleet,

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

•

regulation and/or potential ban of cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”) or other governmental agencies (state/local) related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products,

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s financial statements require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the six months ended March 2019 other than the adoption of ASC 606 which did not have a material impact on the Company’s consolidated financial statements.

SECOND FISCAL QUARTER 2019 (Q2 2019)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2019 and March 2018:

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

Retail Segment

Our Retail Segment, through our Healthy Edge, Inc. subsidiary, is a specialty retailer of natural/organic groceries and dietary supplements which focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores must meet strict quality and ingredient guidelines, and include offerings such as gluten-free and antibiotic-free groceries and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small-store format, which emphasizes a high energy and shopper-friendly environment.

We operate within the natural products retail industry, which is a subset of the U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers.

Our Retail Segment operates twenty-two retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akins”), and Earth Origins Market (“EOM”). These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, operates seven stores in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Arkansas, Missouri, and Oklahoma. Earth Origins Market has a total of eight locations in Florida.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 2019:

	For the three months ended March
(In millions)	2019	2018	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$310,715,873	$295,207,286	$15,508,587	5.3
Cost of sales	290,126,453	278,141,110	11,985,343	4.3
Gross profit	20,589,420	17,066,176	3,523,244	20.6
Gross profit percentage	6.6%	5.8%

Operating expense	$18,032,909	$16,157,323	$1,875,586	11.6
Operating income	2,556,511	908,853	1,647,658	181.3
Interest expense	396,576	313,364	83,212	26.6
Income tax expense	673,000	284,000	389,000	137.0
Net income	1,523,215	338,899	1,184,316	349.5

BUSINESS SEGMENTS:
Wholesale
Sales	$298,742,418	$288,394,198	$10,348,220	3.6
Gross profit	15,878,750	14,194,141	1,684,609	11.9
Gross profit percentage	5.3%	4.9%
Retail
Sales	$11,973,455	$6,813,088	$5,160,367	75.7
Gross profit	4,710,670	2,872,035	1,838,635	64.0
Gross profit percentage	39.3%	42.2%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $6.3 million in Q2 2019 and $6.0 million in Q2 2018.

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

SALES – Q2 2019 vs. Q2 2018

Sales in our Wholesale Segment increased $10.3 million during Q2 2019 as compared to Q2 2018. Significant items impacting sales during Q2 2019 included a $9.6 million increase in sales related to price increases implemented by cigarette manufacturers, a $6.9 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”) and a $2.9 million increase in sales related to an increase in cigarette excise taxes. These increases were partially offset by a $9.1 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment increased $5.2 million for Q2 2019 as compared to Q2 2018. Significant items impacting sales during the current period included a $6.1 million increase in sales related to our EOM stores located in Florida which were acquired at the end of fiscal 2018. This increase was partially offset by a $0.4 million decrease in sales related to the closure of two non-performing stores in our Midwest market during the prior year fiscal period, and a $0.5 million decrease in sales related to lower sales volumes in our existing stores.

GROSS PROFIT – Q2 2019 vs. Q2 2018

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

Gross profit in our Wholesale Segment increased $1.7 million during Q2 2019 as compared to Q2 2018. Significant items impacting gross profit during the period included a $1.5 million increase in gross profit related to higher sales volumes and promotions in our Other Product category and a $0.7 million benefit related to the timing of cigarette manufacturer price increases. During the prior fiscal year (fiscal 2018), manufacturers increased prices late in the second fiscal quarter (Q2 2018) which resulted in a timing difference between comparative quarters. These increases were partially offset by a $0.5 million decrease in gross profit related to the volume and mix of cigarette cartons sold.

Gross profit in our Retail Segment increased $1.8 million during Q2 2019 as compared to Q2 2018. Significant items impacting gross profit during the current period included a $2.4 million increase in gross profit related to our EOM stores which were acquired at the end of fiscal 2018, partially offset by a $0.2 million decrease in gross profit related to the closure of two non-performing stores in our Midwest market during the prior fiscal year, and a $0.4 million decrease in gross profit related to lower sales volumes and gross profits in our existing stores.

OPERATING EXPENSE – Q2 2019 vs. Q2 2018

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Our Q2 2019 operating expenses increased $1.9 million as compared to Q2 2018. Significant items impacting operating expenses during the current period included a $0.3 million increase in employee compensation and benefit costs, a $0.2 million increase in other operating costs, and a $1.4 million increase in expenses in our Retail Segment. The change in our Retail Segment operating expenses was primarily related to a $1.8 million increase in expenses related to our EOM retail stores which were acquired at the end of fiscal 2018, partially offset by a $0.4 million decrease in expenses related to the closure of non-performing stores in the prior fiscal period and a decrease in other operating expenses.

INCOME TAX EXPENSE – Q2 2019 vs. Q2 2018

The change in the Q2 2019 income tax rate as compared to Q2 2018, was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH 2019:

	For the six months ended March
(In millions)	2019	2018	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$655,449,793	$610,720,495	$44,729,298	7.3
Cost of sales	614,228,235	575,462,557	38,765,678	6.7
Gross profit	41,221,558	35,257,938	5,963,620	16.9
Gross profit percentage	6.3%	5.8%

Operating expenses	36,598,132	33,041,936	3,556,196	10.8
Operating income	4,623,426	2,216,002	2,407,424	108.6
Interest expense	719,526	515,555	203,971	39.6
Income tax expense (benefit)	1,175,000	(86,000)	1,261,000	(1,466.3)
Net income	2,768,536	1,818,990	949,546	52.2

BUSINESS SEGMENTS:
Wholesale
Sales	$632,485,715	$597,617,510	$34,868,205	5.8
Gross profit	31,950,084	29,672,436	2,277,648	7.7
Gross profit percentage	5.1%	5.0%
Retail
Sales	$22,964,078	$13,102,985	$9,861,093	75.3
Gross profit	9,271,474	5,585,502	3,685,972	66.0
Gross profit percentage	40.4%	42.6%

(1)

Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $12.3 million for the six month period ended March 2019 and $11.7 million for the six month period ended March 2018.

SALES — Six months Ended March 2019

Sales in our Wholesale Segment increased $34.9 million for the six months ended March 2019 as compared to the same prior year period. Significant items impacting sales during the period included a $18.1 million increase in sales related to price increases implemented by cigarette manufacturers, a $16.4 million increase in sales in our Other Products categories and a $6.0 million increase in sales related to an increase in cigarette excise taxes. These increases were partially offset by a $5.6 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment increased $9.9 million for the six months ended March 2019 as compared to the same prior year period. Significant items impacting sales during the current period included a $11.6 million increase in sales related to our EOM stores located in Florida which were acquired at the end of fiscal 2018. This increase was partially offset by a $0.8 million decrease in sales related to the closure of two non-performing stores in our Midwest market during the prior fiscal year, and a $0.9 million decrease in sales related to lower sales volumes and gross profits in our existing stores.

GROSS PROFIT — Six months Ended March 2019

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

Gross profit in our Wholesale Segment for the six month period ending March 2019 increased $2.3 million as compared to the same prior year period. Significant items impacting gross profit during the current period included a $0.7 million increase in gross profit related to the timing of price increases implemented by cigarette manufacturers between the comparative fiscal periods as previously discussed, and a $2.3 million increase in gross profit related to higher sales in our Other Products categories. These increases were partially offset by a $0.7 million decrease in gross profit related to the volume and mix of cigarette cartons sold.

Gross profit in our Retail Segment increased $3.7 million during for the six month period ended March 2019 as compared to the same prior year period. Significant items impacting gross profit during the current period included a $5.0 million increase in gross profit related to our EOM stores which were acquired at the end of fiscal 2018, partially offset by a $0.4 million decrease in gross profit related to the closure of two non-performing stores in our Midwest market during the prior fiscal year, and a $0.9 million decrease in gross profit related to lower sales volumes and gross profits in our existing stores.

OPERATING EXPENSE — Six months Ended March 2019

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses include costs related to our sales, warehouse, delivery and administrative departments for all segments. Specifically, purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders are all classified as selling, general and administrative expenses. Our most significant expenses relate to employee costs, facility and equipment leases, transportation costs, fuel costs, and insurance costs. Operating expenses increased $3.6 million during the six months ended March 2019 as compared to the same prior year period. Significant items impacting operating expenses during the six months ended March 2019 included a $0.4 million increase in employee benefit costs, a $0.4 million increase in other costs, and a $2.8 million increase in expenses in our Retail Segment. The change in our Retail Segment operating expenses was primarily related to a $3.6 million increase in expenses related to our EOM retail stores which were acquired at the end of fiscal 2018, partially offset by a $0.8 million decrease in expenses related to the closure of non-performing stores in the prior fiscal period and a decrease in other operating expenses.

INCOME TAX EXPENSE – Six months Ended March 2019

The Company’s income tax rate and results of operations in the prior year fiscal year (six months ended March 2018) was impacted by the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. Among the numerous provisions included in the Tax Reform Act was a reduction in the corporate federal income tax rate from 35% to 21%. The Company applied the newly enacted corporate federal income tax rate during the first quarter of fiscal 2018 resulting in an income tax benefit of approximately $0.8 million for the six month period ending March 2018, primarily related to the application of the new lower income tax rates to net long term deferred tax liabilities recorded on the Company’s Consolidated Balance Sheet. In addition, the Company’s income tax rate between the comparative fiscal periods was also impacted by nondeductible compensation expense in relation to the amount of income from operations during the applicable periods.

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at March 2019:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2019 was $68.4 million, of which $17.2 million was outstanding, leaving $51.2 million available.

At March 2019, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.87% at March 2019. For the six months ended March 2019, our peak borrowings under the Facility were $46.8 million, and our average borrowings and average availability under the Facility were $28.9 million and $40.2 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns certain real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at March 2019. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock totaling $0.3 million and $0.4 million for the three and six month periods ended March 2019, respectively, and $0.3 million and $0.5 million for the three and six month periods ended March 2018, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended March 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2018.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended March 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
January 1 - 31, 2019	—	$—	—	75,000
February 1 - 28, 2019	70	$91.27	70	74,930
March 1 - 31, 2019	24,457	$92.50	24,457	50,473
Total	24,527	$92.50	24,527	50,473

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 18, 2019	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 18, 2019	/s/ Andrew C. Plummer
Andrew C. Plummer,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)