Form 10-Q
period 2019-06-30
AMCON DISTRIBUTING CO
filed 2019-07-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to _________

Commission File Number 1-15589

(Exact name of registrant as specified in its charter)

Delaware	47-0702918
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7405 Irvington Road, Omaha NE	68122
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (402) 331-3727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	DIT	NYSE American

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

The Registrant had 592,767 shares of its $.01 par value common stock outstanding as of July 15, 2019.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2019 and September 30, 2018

	June	September
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$314,007	$520,644
Accounts receivable, less allowance for doubtful accounts of $1.0 million at June 2019 and $0.9 million at September 2018	34,459,786	31,428,845
Inventories, net	66,946,540	78,869,615
Income taxes receivable	114,276	272,112
Prepaid and other current assets	10,638,796	4,940,775
Total current assets	112,473,405	116,031,991

Property and equipment, net	17,376,511	15,768,484
Goodwill	4,436,950	4,436,950
Other intangible assets, net	3,373,269	3,414,936
Other assets	282,081	301,793
Total assets	$137,942,216	$139,954,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,403,140	$20,826,834
Accrued expenses	8,604,004	8,556,620
Accrued wages, salaries and bonuses	2,376,347	3,965,733
Current maturities of long-term debt	808,103	1,096,306
Total current liabilities	35,191,594	34,445,493

Credit facility	32,114,531	35,428,597
Deferred income tax liability, net	1,895,240	1,782,801
Long-term debt, less current maturities	3,260,455	3,658,391
Other long-term liabilities	41,022	38,055

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 592,767 shares outstanding at June 2019 and 615,777 shares outstanding at September 2018	8,561	8,441
Additional paid-in capital	23,185,173	22,069,098
Retained earnings	66,757,379	63,848,030
Treasury stock at cost	(24,511,739)	(21,324,752)
Total shareholders’ equity	65,439,374	64,600,817
Total liabilities and shareholders’ equity	$137,942,216	$139,954,154

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2019 and 2018

	For the three months ended June		For the nine months ended June
	2019	2018	2019	2018
Sales (including excise taxes of $98.0 million and $96.2 million, and $274.0 million and $267.9 million, respectively)	$369,981,516	$349,043,200	$1,025,431,309	$959,763,695
Cost of sales	349,455,624	329,930,190	963,683,859	905,392,747
Gross profit	20,525,892	19,113,010	61,747,450	54,370,948
Selling, general and administrative expenses	18,513,048	17,008,355	53,861,943	48,981,383
Depreciation and amortization	620,142	614,710	1,869,378	1,683,618
	19,133,190	17,623,065	55,731,321	50,665,001
Operating income	1,392,702	1,489,945	6,016,129	3,705,947

Other expense (income):
Interest expense	381,469	261,510	1,100,995	777,065
Other (income), net	(15,446)	(18,615)	(55,081)	(51,158)
	366,023	242,895	1,045,914	725,907
Income from operations before income taxes	1,026,679	1,247,050	4,970,215	2,980,040
Income tax expense	361,000	462,000	1,536,000	376,000
Net income available to common shareholders	$665,679	$785,050	$3,434,215	$2,604,040

Basic earnings per share available to common shareholders	$1.12	$1.21	$5.65	$3.85
Diluted earnings per share available to common shareholders	$1.10	$1.18	$5.56	$3.79

Basic weighted average shares outstanding	592,768	651,170	607,505	676,103
Diluted weighted average shares outstanding	606,278	664,688	617,887	686,576

Dividends declared and paid per common share	$0.18	$0.18	$0.82	$0.82

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and nine months ended June 30, 2019 and 2018

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED JUNE 2018
Balance, April 1, 2018	844,089	$8,441	(160,085)	$(14,245,830)	$22,036,562	$62,296,042	$70,095,215
Dividends on common stock, $0.18 per share	—	—	—	—	—	(127,937)	(127,937)
Compensation expense and issuance of stock in connection with equity-based awards	—	—	—	—	5,593	—	5,593
Repurchase of common stock	—	—	(68,016)	(7,059,864)	—	—	(7,059,864)
Net income	—	—	—	—	—	785,050	785,050
Balance, June 30, 2018	844,089	$8,441	(228,101)	$(21,305,694)	$22,042,155	$62,953,155	$63,698,057

THREE MONTHS ENDED JUNE 2019
Balance, April 1, 2019	856,039	$8,561	(263,271)	$(24,511,598)	$23,148,372	$66,203,466	$64,848,801
Dividends on common stock, $0.18 per share	—	—	—	—	—	(111,766)	(111,766)
Compensation expense and issuance of stock in connection with equity-based awards	—	—	—	—	36,801	—	36,801
Repurchase of common stock	—	—	(1)	(141)	—	—	(141)
Net income	—	—	—	—	—	665,679	665,679
Balance, June 30, 2019	856,039	$8,561	(263,272)	$(24,511,739)	$23,185,173	$66,757,379	$65,439,374

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
NINE MONTHS ENDED JUNE 2018
Balance, October 1, 2017	831,438	$8,314	(153,432)	$(13,601,302)	$20,825,919	$60,935,911	$68,168,842
Dividends on common stock, $0.82 per share	—	—	—	—	—	(586,796)	(586,796)
Compensation expense and issuance of stock in connection with equity-based awards	12,651	127	—	—	1,216,236	—	1,216,363
Repurchase of common stock	—	—	(74,669)	(7,704,392)	—	—	(7,704,392)
Net income	—	—	—	—	—	2,604,040	2,604,040
Balance, June 30, 2018	844,089	$8,441	(228,101)	$(21,305,694)	$22,042,155	$62,953,155	$63,698,057

NINE MONTHS ENDED JUNE 2019
Balance, October 1, 2018	844,089	$8,441	(228,312)	$(21,324,752)	$22,069,098	$63,848,030	$64,600,817
Dividends on common stock, $0.82 per share	—	—	—	—	—	(524,866)	(524,866)
Compensation expense and issuance of stock in connection with equity-based awards	11,950	120	—	—	1,116,075	—	1,116,195
Repurchase of common stock	—	—	(34,960)	(3,186,987)	—	—	(3,186,987)
Net income	—	—	—	—	—	3,434,215	3,434,215
Balance, June 30, 2019	856,039	$8,561	(263,272)	$(24,511,739)	$23,185,173	$66,757,379	$65,439,374

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2019 and 2018

	June	June
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,434,215	$2,604,040
Adjustments to reconcile net income from operations to net cash flows from operating activities:
Depreciation	1,827,711	1,619,868
Amortization	41,667	63,750
Gain on sales of property and equipment	(15,376)	(5,300)
Equity-based compensation	1,035,128	957,656
Deferred income taxes	112,439	(672,431)
Provision for losses on doubtful accounts	179,000	23,000
Inventory allowance	454,357	(267,389)
Other	2,967	2,967

Changes in assets and liabilities:
Accounts receivable	(3,209,941)	(3,276,391)
Inventories	11,468,718	22,167,954
Prepaid and other current assets	(5,698,021)	(5,843,877)
Other assets	19,712	(4,928)
Accounts payable	2,485,721	1,584,358
Accrued expenses and accrued wages, salaries and bonuses	(1,460,935)	125,758
Income taxes receivable	157,836	11,751
Net cash flows from operating activities	10,835,198	19,090,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,385,977)	(2,120,358)
Proceeds from sales of property and equipment	56,200	5,300
Net cash flows (used in) investing activities	(3,329,777)	(2,115,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,022,309,940	1,043,415,401
Repayments under revolving credit facility	(1,025,624,006)	(1,051,967,147)
Principal payments on long-term debt	(686,139)	(279,339)
Repurchase of common stock	(3,186,987)	(7,704,392)
Dividends on common stock	(524,866)	(586,796)
Withholdings on the exercise of equity-based awards	—	(101,200)
Net cash flows (used in) financing activities	(7,712,058)	(17,223,473)
Net change in cash	(206,637)	(247,745)
Cash, beginning of period	520,644	523,065
Cash, end of period	$314,007	$275,320

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,140,562	$764,557
Cash paid during the period for income taxes	1,265,725	1,036,680

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$91,838	$8,203
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,005,792	1,183,091

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein, such as adjustments consisting of normal recurring items. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2018, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2019 and June 30, 2018 have been referred to throughout this quarterly report as Q3 2019 and Q3 2018, respectively. The fiscal balance sheet dates as of June 30, 2019 and September 30, 2018 have been referred to as June 2019 and September 2018, respectively.

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Accounting Standards Codification Topic (“ASC”) 606 supersedes the revenue recognition requirements in “ASC 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The Company adopted the new standard using the modified retrospective approach effective October 1, 2018. The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet or consolidated results of operations as of the adoption date or for the three and nine months ended June 30, 2019. Significant areas of consideration in regards to the Company’s adoption of ASC 606 were as follows:

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

2. INVENTORIES

Inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at June 2019 and $0.5 million at September 2018. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	June	September
	2019	2018
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets of the Company consisted of the following:

	June	September
	2019	2018
Trademarks and tradenames (Retail Segment)	$3,373,269	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $2.1 million at both June 2019 and September 2018)	—	41,667
	$3,373,269	$3,414,936

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. At June 2019 identifiable intangible assets considered to have finite lives representing customer relationships were fully amortized.

At June 2019, goodwill allocated to our wholesale reporting unit totaled $4.4 million. In conjunction with the Company’s annual impairment testing for the fiscal year ended September 30, 2018, the Company determined that the estimated fair value of this reporting unit exceeded its carrying value at September 30, 2018. There has been no material changes to this assessment by the Company through June 2019.

4. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million and $0.5 million for the three and nine month periods ended June 2019, respectively, and $0.1 million and $0.6 million for the three and nine month periods ended June 2018, respectively.

5. EARNINGS PER SHARE

Basic earnings per share available to common shareholders is calculated by dividing net income less preferred stock dividend requirements by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing income from operations less preferred stock dividend requirements (when anti-dilutive) by the sum of the weighted average common shares outstanding and the weighted average dilutive equity awards.

	For the three months ended June
	2019		2018
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	592,768	592,768	651,170	651,170
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	13,510	—	13,518
Weighted average number of shares outstanding	592,768	606,278	651,170	664,688
Net income available to common shareholders	$665,679	$665,679	$785,050	$785,050

Net earnings per share available to common shareholders	$1.12	$1.10	$1.21	$1.18

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

	For the nine months ended June
	2019		2018
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	607,505	607,505	676,103	676,103
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	10,382	—	10,473
Weighted average number of shares outstanding	607,505	617,887	676,103	686,576
Net income available to common shareholders	$3,434,215	$3,434,215	$2,604,040	$2,604,040

Net earnings per share available to common shareholders	$5.65	$5.56	$3.85	$3.79

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

6. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at June 2019:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2019 was $69.5 million, of which $32.1  million was outstanding, leaving $37.4 million available.

At June 2019, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 4.57% at June 2019. For the nine months ended June 2019, our peak borrowings under the Facility were $46.8  million, and our average borrowings and average availability under the Facility were $29.6  million and $39.5 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns certain real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at June 2019. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

AMCON has issued a $0.5 million letter of credit to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

7. INCOME TAXES

The Company’s results of operations for the nine months ended June 2019 and June 2018 were impacted by the  enactment of the Tax Cuts and Jobs Act (“Tax Reform”) which was signed into law on December 22, 2017. Among the numerous provisions included in the new law was a reduction in the corporate federal income tax rate from 35% to 21% which resulted in a $0.8 million income tax benefit to the Company as reflected in our Statement of Operations for the nine months ended June 2018 and a lower federal income tax rate for the three and nine months ended June 2019. The $0.8 million tax benefit recognized in the prior fiscal year period (nine months ended June 2018) primarily resulted from applying the new lower federal income tax rates to the Company’s net long term deferred tax liabilities recorded on its Consolidated Balance Sheet.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2019
External revenues:
Cigarettes	$255,049,572	$—	$—	$255,049,572
Tobacco	52,014,713	—	—	52,014,713
Confectionery	22,541,448	—	—	22,541,448
Health food	—	11,037,533	—	11,037,533
Foodservice & other	29,338,250	—	—	29,338,250
Total external revenue	358,943,983	11,037,533	—	369,981,516
Depreciation	350,701	259,024	—	609,725
Amortization	10,417	—	—	10,417
Operating income (loss)	3,592,787	(702,888)	(1,497,197)	1,392,702
Interest expense	36,240	—	345,229	381,469
Income (loss) from operations before taxes	3,569,182	(700,076)	(1,842,427)	1,026,679
Total assets	120,567,974	17,187,420	186,822	137,942,216
Capital expenditures	757,993	347,790	—	1,105,783

THREE MONTHS ENDED JUNE 2018
External revenue:
Cigarettes	$248,357,752	$—	$—	$248,357,752
Tobacco	44,598,270	—	—	44,598,270
Confectionery	21,437,432	—	—	21,437,432
Health food	—	6,246,691	—	6,246,691
Foodservice & other	28,403,055	—	—	28,403,055
Total external revenue	342,796,509	6,246,691	—	349,043,200
Depreciation	284,609	314,476	—	599,085
Amortization	15,625	—	—	15,625
Operating income (loss)	4,245,654	(1,078,191)	(1,677,518)	1,489,945
Interest expense	22,585	—	238,925	261,510
Income (loss) from operations before taxes	4,239,525	(1,076,032)	(1,916,443)	1,247,050
Total assets	104,905,403	13,994,013	202,939	119,102,355
Capital expenditures	435,061	262,771	—	697,832

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2019
External revenue:
Cigarettes	$704,983,203	$—	$—	$704,983,203
Tobacco	144,875,098	—	—	144,875,098
Confectionery	60,352,104	—	—	60,352,104
Health food	—	34,001,611	—	34,001,611
Foodservice & other	81,219,293	—	—	81,219,293
Total external revenue	991,429,698	34,001,611	—	1,025,431,309
Depreciation	1,093,005	734,706	—	1,827,711
Amortization	41,667	—	—	41,667
Operating income (loss)	11,093,779	(489,288)	(4,588,362)	6,016,129
Interest expense	110,837	—	990,158	1,100,995
Income (loss) from operations before taxes	11,030,865	(482,128)	(5,578,522)	4,970,215
Total assets	120,567,974	17,187,420	186,822	137,942,216
Capital expenditures	2,366,666	1,109,896	—	3,476,562

NINE MONTHS ENDED JUNE 2018
External revenue:
Cigarettes	$679,812,016	$—	$—	$679,812,016
Tobacco	125,776,543	—	—	125,776,543
Confectionery	57,210,816	—	—	57,210,816
Health food	—	19,349,676	—	19,349,676
Foodservice & other	77,614,644	—	—	77,614,644
Total external revenue	940,414,019	19,349,676	—	959,763,695
Depreciation	919,236	700,632	—	1,619,868
Amortization	63,750	—	—	63,750
Operating income (loss)	9,966,031	(1,744,717)	(4,515,367)	3,705,947
Interest expense	69,107	—	707,958	777,065
Income (loss) from operations before taxes	9,938,081	(1,737,416)	(5,220,625)	2,980,040
Total assets	104,905,403	13,994,013	202,939	119,102,355
Capital expenditures	1,141,554	885,646	—	2,027,200

9. COMMON STOCK REPURCHASE

The Company repurchased 34,960 shares of its common stock during the nine month period ended June 2019 for cash totaling approximately $3.2 million. For the three and nine month periods ending June 2018, the Company repurchased a total of 68,016 and 74,669 shares of its common stock, respectively, for cash totaling $7.1 million and $7.7 million, respectively. All repurchased shares were recorded in treasury stock at cost.

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

•

the risks associated with a highly competitive labor market, particularly for truck drivers and warehouse workers, which may impact our ability to recruit and retain employees and result in higher employee compensation costs,

•	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

•	higher commodity prices and general inflation which could impact food ingredient costs and demand for many of the products we sell,

•

regulations and/or potential bans related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”) or other governmental agencies (state/local),

•	increases in manufacturer prices,

•	increases in inventory carrying costs and customer credit risk,

•	changes in promotional and incentive programs offered by manufacturers,

•	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

•	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

•	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

•	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

•	decreased availability of capital resources,

•	domestic regulatory and legislative risks,

•	poor weather conditions, and the adverse effects of climate change,

•	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

•	natural disasters and domestic or political unrest,

•	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the nine months ended June 2019 other than the adoption of ASC 606 which did not have a material impact on the Company’s financial statements.

THIRD FISCAL QUARTER 2019 (Q3 2019)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2019 and June 2018:

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 2019:

	For the three months ended June
(In millions)	2019	2018	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$369,981,516	$349,043,200	$20,938,316	6.0
Cost of sales	349,455,624	329,930,190	19,525,434	5.9
Gross profit	20,525,892	19,113,010	1,412,882	7.4
Gross profit percentage	5.5%	5.5%

Operating expense	$19,133,190	$17,623,065	$1,510,125	8.6
Operating income	1,392,702	1,489,945	(97,243)	(6.5)
Interest expense	381,469	261,510	119,959	45.9
Income tax expense	361,000	462,000	(101,000)	(21.9)
Net income	665,679	785,050	(119,371)	(15.2)

BUSINESS SEGMENTS:
Wholesale
Sales	$358,943,983	$342,796,509	$16,147,474	4.7
Gross profit	16,609,828	16,744,182	(134,354)	(0.8)
Gross profit percentage	4.6%	4.9%
Retail
Sales	$11,037,533	$6,246,691	$4,790,842	76.7
Gross profit	3,916,064	2,368,828	1,547,236	65.3
Gross profit percentage	35.5%	37.9%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $6.7 million in Q3 2019 and $6.0 million in Q3 2018.

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

SALES – Q3 2019 vs. Q3 2018

Sales in our Wholesale Segment increased $16.1 million during Q3 2019 as compared to Q3 2018. Significant items impacting sales during Q3 2019 included a $10.1 million increase in sales related to price increases implemented by cigarette manufacturers, a $9.4 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”) and a $3.2 million increase in sales related to an increase in cigarette state excise taxes. These increases were partially offset by a $6.6 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment increased $4.8 million for Q3 2019 as compared to Q3 2018. Significant items impacting sales during Q3 2019 included a $5.4 million increase in sales related to our EOM stores located in Florida which were acquired in the three month fiscal period ended September 30, 2018 (“Q4 2018”). This increase was partially offset by a $0.4 million decrease in sales related to the closure of two non-performing stores in our Midwest market during the prior fiscal period, and a $0.2 million decrease in sales related to lower sales volumes in our existing stores.

GROSS PROFIT – Q3 2019 vs. Q3 2018

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

Gross profit in our Wholesale Segment decreased $0.1 million during Q3 2019 as compared to Q3 2018. Significant items impacting gross profit during Q3 2019 included a $1.3 million increase in gross profit related to higher sales volumes and promotions in our Other Products category. These increases were offset by a $0.8 million decrease in gross profit related to the volume and mix of cigarette cartons sold and a $0.6 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods.

Gross profit in our Retail Segment increased $1.5 million during Q3 2019 as compared to Q3 2018. Significant items impacting gross profit during Q3 2019 included a $2.0 million increase in gross profit related to our EOM stores which were acquired in Q4 2018, partially offset by a $0.2 million decrease in gross profit related to the closure of two non-performing stores in our Midwest market during the prior fiscal period, and a $0.3 million decrease in gross profit related to lower sales volumes and gross profits in our existing stores.

OPERATING EXPENSE – Q3 2019 vs. Q3 2018

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q3 2019 operating expenses increased $1.5 million as compared to Q3 2018. Significant items impacting operating expenses during Q3 2019 included a $0.3 million increase in employee compensation and benefit costs and a $1.2 million increase in expenses in our Retail Segment. The change in our Retail Segment operating expenses was primarily related to a $1.9 million increase in expenses related to our EOM retail stores which were acquired in Q4 2018, partially offset by a $0.5 million decrease in expenses related to the closure of non-performing stores in the prior fiscal period and a $0.2 million decrease in other operating expenses primarily related to reduced payroll and compensation costs.

INCOME TAX EXPENSE – Q3 2019 vs. Q3 2018

The change in the Q3 2019 income tax rate as compared to Q3 2018, was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE 2019:

	For the nine months ended June
(In millions)	2019	2018	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$1,025,431,309	$959,763,695	$65,667,614	6.8
Cost of sales	963,683,859	905,392,747	58,291,112	6.4
Gross profit	61,747,450	54,370,948	7,376,502	13.6
Gross profit percentage	6.0%	5.7%

Operating expenses	55,731,321	50,665,001	5,066,320	10.0
Operating income	6,016,129	3,705,947	2,310,182	62.3
Interest expense	1,100,995	777,065	323,930	41.7
Income tax expense (benefit)	1,536,000	376,000	1,160,000	308.5
Net income	3,434,215	2,604,040	830,175	31.9

BUSINESS SEGMENTS:
Wholesale
Sales	$991,429,698	$940,414,019	$51,015,679	5.4
Gross profit	48,559,911	46,416,619	2,143,292	4.6
Gross profit percentage	4.9%	4.9%
Retail
Sales	$34,001,611	$19,349,676	$14,651,935	75.7
Gross profit	13,187,539	7,954,329	5,233,210	65.8
Gross profit percentage	38.8%	41.1%

(1)

Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $19.0 million for the nine month period ended June 2019 and $17.7 million for the nine month period ended June 2018.

SALES — Nine Months Ended June 2019

Sales in our Wholesale Segment increased $51.0 million for the nine months ended June 2019 as compared to the same prior year period. Significant items impacting sales during the period included a $28.3 million increase in sales related to price increases implemented by cigarette manufacturers, a $25.8 million increase in sales in our Other Products categories and a $9.1 million increase in sales related to an increase in cigarette state excise taxes. These increases were partially offset by a $12.2 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment increased $14.7 million for the nine months ended June 2019 as compared to the same prior year period. Significant items impacting sales during the current period included a $17.0 million increase in sales related to our EOM stores located in Florida which were acquired in Q4 2018. This increase was partially offset by a $1.2 million decrease in sales related to the closure of two non-performing stores in our Midwest market during the prior fiscal period, and a $1.1 million decrease in sales related to lower sales volumes and gross profits in our existing stores.

GROSS PROFIT — Nine Months Ended June 2019

Gross profit in our Wholesale Segment for the nine month period ending June 2019 increased $2.1 million as compared to the same prior year period. Significant items impacting gross profit during the current period included a $3.6 million increase in gross profit related to higher sales in our Other Products categories, partially offset by a $1.5 million decrease in gross profit related to the volume and mix of cigarette cartons sold.

Gross profit in our Retail Segment increased $5.2 million during the nine month period ended June 2019 as compared to the same prior year period. Significant items impacting gross profit during the current period included a $6.9 million increase in gross profit related to our EOM stores which were acquired in Q4 2018, partially offset by a $0.5 million decrease in gross profit related to the closure of two non-performing stores in our Midwest market during the prior fiscal period, and a $1.2 million decrease in gross profit related to lower sales volumes and gross profits in our existing stores.

OPERATING EXPENSE — Nine Months Ended June 2019

Operating expenses increased $5.1 million during the nine months ended June 2019 as compared to the same prior year period. Significant items impacting operating expenses during the nine months ended June 2019 included a $0.5 million increase in employee benefit costs, a $0.6 million increase in other costs, and a $4.0 million increase in expenses in our Retail Segment. The change in our Retail Segment operating expenses was primarily related to a $5.5 million increase in expenses related to our EOM retail stores which were acquired in Q4 2018, partially offset by a $0.9 million decrease in expenses related to the closure of non-performing stores in the prior fiscal period and a $0.6 million decrease in other operating expenses primarily related to reduced payroll and compensation costs.

INCOME TAX EXPENSE – Nine Months Ended June 2019

The Company’s income tax rate and results of operations during the nine months ended June 2018 were impacted by the enactment of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law on December 22, 2017. Among the numerous provisions included in the Tax Reform Act was a reduction in the corporate federal income tax rate from 35% to 21%. The Company applied the newly enacted corporate federal income tax rate during the first quarter of fiscal 2018 resulting in an income tax benefit of approximately $0.8 million for the nine month period ending June 2018, primarily related to the application of the new lower income tax rates to net long term deferred tax liabilities recorded on the Company’s Consolidated Balance Sheet. In addition, the Company’s income tax rate between the comparative fiscal periods was also impacted by nondeductible compensation expense in relation to the amount of income from operations during the applicable periods.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s variability in cash flows from operating activities is dependent on the timing of inventory purchases and seasonal fluctuations. For example, periodically we have inventory “buy‑in” opportunities which offer more favorable pricing terms. As a result, we may have to hold inventory for a period longer than the payment terms. This generates a cash outflow from operating activities which we expect to reverse in later periods. Additionally, during our peak time of operations in the warm weather months, we generally carry higher amounts of inventory to ensure high fill rates and customer satisfaction.

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at June 2019:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2019 was $69.5 million, of which $32.1 million was outstanding, leaving $37.4 million available.

At June 2019, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 4.57% at June 2019. For the nine months ended June 2019, our peak borrowings under the Facility were $46.8 million, and our average borrowings and average availability under the Facility were $29.6 million and $39.5 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns certain real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at June 2019. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock totaling $0.1 million and $0.5 million for the three and nine month periods ended June 2019, respectively, and $0.1 million and $0.6 million for the three and nine month periods ended June 2018, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2018.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended June 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
April 1 - 30, 2019	—	$—	—	75,000
May 1 - 31, 2019	1	$90.88	1	74,999
June 1 - 30, 2019	—	$—	—	74,999
Total	1	$—	1	74,999

*  In April 2019, the Company’s Board of Directors replenished the existing share repurchase authority to authorize purchases of up to 75,000 shares of the Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 18, 2019	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 18, 2019	/s/ Andrew C. Plummer
Andrew C. Plummer,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)