Form 10-K
period 2019-09-30
AMCON DISTRIBUTING CO
filed 2019-11-08
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S‑T

(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on March 31, 2019 was $19,748,388 computed by reference to the $89.00 closing price of such common stock equity on March 29, 2019.

As of November 6, 2019 there were 565,942 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2019 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2019 and 2018 fiscal years ended September 30, are herein referred to as fiscal 2019 and fiscal 2018, respectively. The fiscal year‑end balance sheet dates of September 30, 2019 and September 30, 2018 are referred to herein as September 2019 and September 2018, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on NYSE American under the symbol “DIT.” The Company operates two business segments:

•

Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve 26 states and primarily operate in the Central, Rocky Mountain, and Mid-South regions of the United States.

•	Our retail health food segment (“Retail Segment”) operates twenty-two health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,100 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In November 2019, Convenience Store News ranked us as the eighth (8th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment offers retailers the ability to take advantage of manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, optimizing inventory, merchandising expertise, information systems, and accessing trade credit.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross‑dock facilities, include approximately 685,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kelloggs, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long‑term purchase contracts with our suppliers.

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

Our Retail Segment operates twenty-two retail health food stores as Chamberlin’s Natural Foods (Chamberlin’s), Akin’s Natural Foods (Akins), and Earth Origins Market (EOM). These stores carry over 33,000 different national and regionally branded and private label products including high‑quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, has a total of seven locations in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Arkansas, Missouri, and Oklahoma. Earth Origins Market has a total of eight locations in Florida.

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

The wholesale distribution industry is highly fragmented and historically has consisted of a small number of large, full service wholesale distributors serving multiple geographic regions and a large number of small, privately‑owned businesses. Relative to smaller competitors, large distributors such as our Company benefit from several competitive advantages including: increased purchasing power, the ability to service large chain accounts, economies of scale in sales and operations, and the resources to invest in information technology and other productivity‑enhancing technologies.

Broad Product Selection

Our retail health foods business prides itself in carrying a broad and superior‑quality selection of organic and natural food products and vitamin supplements. The breadth of our product offerings, combined with highly trained and knowledgeable in‑store associates, has created a loyal customer following where our stores are sought out destinations, providing a personalized shopping experience.

BUSINESS STRATEGY

Our business strategy focuses on short, medium, and long term objectives designed to create shareholder value. Our strategic objectives are:

•	Maximizing liquidity and generating cash flow from operations in the short term.
•	Developing new customer focused technology applications, expanding our foodservice platform, and investing in our infrastructure in the medium term.
•	Growing both organically and through acquisitions, and expanding our geographic footprint in the long term.

To execute this strategy, our Company has rigorous operational processes in place designed to control costs, manage credit risk, monitor inventory levels, and maintain maximum liquidity. The success of our strategy, however, is ultimately dependent on our ability to provide superior service, develop leading edge technologies, and maintain an exceptional array of product offerings.

PRINCIPAL PRODUCTS

The sales of cigarettes represented 69% and 71% of our consolidated revenue in fiscal 2019 and fiscal 2018, respectively. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 31% and 29% of our consolidated revenue in fiscal 2019 and fiscal 2018, respectively.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 11 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment has a significant presence in the regions in which we operate. There are, however, a number of both national and regional wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core‑Mark International (Westlake, Texas), as well as regional wholesalers such as Eby‑Brown LLP (Chicago, Illinois), H.T. Hackney (Knoxville, Tennessee) and Imperial Super Regional Distributor (Elmwood, Louisiana) along with a host of smaller grocery and tobacco wholesalers. We also face competition from Whole Foods Market (a subsidiary of Amazon) which poses a threat to the supply chains of food and grocery retailers as well as convenience stores served by wholesale distribution companies.

Competition within the wholesale distribution industry is primarily based on the range and quality of the services provided, pricing, variety of products offered, and the reliability of deliveries. Our larger competitors principally compete on pricing and breadth of product offerings, while our smaller competitors focus on customer service and their delivery arrangements.

We believe our business model positions us to compete with a wide range of competitors including national, regional, and local wholesalers. As the eighth (8th) largest convenience store distributor in the United States based on annual sales (according to Convenience Store News), our wholesale distribution business has sufficient economies of scale to offer competitive pricing as compared to national wholesalers. Additionally, we believe our flexible distribution and support model allows us to provide a high level of service and customized merchandising solutions.

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

The natural food retail industry is highly fragmented. According to The Natural Foods Merchandiser (“NFM”), there are approximately 10,000 natural food retail stores operating independently or as part of small retail chains and nearly 26,000 stores when national chains are included. These competitors include companies such as Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Earth Fare, Lucky’s Market, Fresh Thyme Farmers Market, General Nutrition Centers and Vitamin Shoppe. We also face competition from Whole Foods Market (a subsidiary of Amazon), and other online competitors who have all embarked on aggressive expansion strategies. We also compete with specialty supermarkets, other independent natural foods stores chains, small specialty stores, and restaurants. In recent years, conventional supermarkets and mass market outlets such as Krogers, Albertsons, Walmart, Publix, and Costco have significantly increased their offerings of organic and natural products adding another layer of competition.

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

GOVERNMENT REGULATION

AMCON is subject to regulation by federal, state and local governmental agencies, including but not limited to the U.S. Department of Agriculture (“USDA”), the U.S. Food and Drug Administration (“FDA”), the Occupational Safety and Health Administration (“OSHA”), the Bureau of Alcohol Tobacco and Firearms (“ATF”) and the U.S. Department of Transportation (“DOT”). These regulatory agencies generally impose standards for product quality and sanitation, workplace safety, and security and distribution policies.

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

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2019 or fiscal 2018.

EMPLOYEES

At September 2019, the Company had 738 full‑time and 174 part‑time employees, which together serve in the following areas:

Managerial	46
Administrative	101
Delivery	135
Sales & Marketing	348
Warehouse	282
Total Employees	912

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

To date, most of the regulatory and compliance burden related to this legislation has fallen upon product manufacturers. However, if the FDA were to impose new regulations impacting wholesale distributors that we are not able to comply with, we could face remedial actions such as fines, suspension of product distribution rights, and/or termination of operations. Further, if the FDA were to issue product bans or product restrictions on cigarettes, tobacco or other nicotine delivery devices, our future revenue stream could materially decrease. If any of these items were to occur, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•	The Regulation of Electronic Cigarettes (e-cigarettes) and Vaping Products May Negatively Impact Our Results of Operations.

The regulation of e-cigarettes and related vaping product categories by federal, state, and local governmental agencies, as well as potential litigation against product manufacturers and/or entities which distribute or sell such products may negatively impact our sales, costs, results of operations, and cash flows should the current regulatory environment persist or expand, or if related litigation should arise.

•	Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2019 approximately 69% of our consolidated revenues came from the distribution of cigarettes which generated approximately 17% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

•	Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products are subject to substantial excise taxes. Significant increases in cigarette and tobacco-related taxes and fees have been imposed by city, state, and federal governments in recent years. Further, the evolving regulatory responsibilities of the FDA are being funded by fees imposed on tobacco companies. These fees have been passed on to wholesale distributors and end consumers in the form of higher prices for cigarette and tobacco products.

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

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as our Company. Our Company’s principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. We also face competition from Whole Foods Market (a subsidiary of Amazon) which poses a threat to the supply chains of food and grocery retailers as well as convenience stores served by wholesale distribution companies. Most of these competitors generally offer a wide range of products at prices comparable to those offered by our Company. Some of our competitors have substantial financial resources and long‑standing customer relationships. This competition may reduce our margins and/or cause a loss in market share, adversely impacting our results of operations, cash flow, and financial condition.

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

In our retail health food business, we compete with a wide range of well financed regional and national competitors such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Earth Fare, Lucky’s Market, Fresh Thyme Farmers Market, General Nutrition Centers, Vitamin Shoppe, and other online competitors such as Amazon all who have embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other and independent natural foods stores chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets such as Krogers, Albertsons, Walmart, and Costco have also significantly increased their offerings of organic and natural products providing another layer of competition. Finally, if online shopping continues to grow in popularity and further disrupts traditional sales channels, it may present a significant direct risk to brick and mortar retailers, including the Company. We face competition from Whole Foods Market (a subsidiary of Amazon) which poses a threat to the supply chains of the grocery and natural foods business. Most of these competitors may have greater financial and marketing resources than our Company and may be able to devote greater resources to sourcing, promoting, and selling their products. In response to heightened competition, the Company is implementing a repositioning strategy for our retail business. This repositioning strategy calls for a wide range of initiatives including the possible addition of one or more of our new retail store prototypes per year into the foreseeable future. The opening of new retail stores inherently brings additional risk to the business. Further, if our repositioning strategy in response to this increase in competition is not successful, it may have a material adverse effect on our results of operations, business, cash flow, and financial condition, and could potentially result in the impairment of assets within this business segment.

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

From time to time, one or both of the Company’s business segments may acquire assets from other businesses, or may acquire all or a portion of another business through the purchase of stock or other means. The purchase of assets or of all or part of a business can bring significant risks to the Company in a number of areas including purchase price, business valuation and recording risks, customer retention risks, risks associated with the assumption of liabilities or obligations, integration risks, technology risks, risks associated with the addition of new employees such as health care costs, and a wide range of other risks and considerations. While the Company strives to minimize the risks associated with its acquisition activities, issues may arise which could have a material negative impact on the Company’s results of operations, balance sheet, and cash flows.

•	Risks Associated with Trade Tariffs

The Company purchases products from a wide range of vendors in both of its businesses. Some of our vendors may import certain products as part of their manufacturing processes and could be impacted by higher costs resulting from trade tariffs. Further, the impact of higher costs at the retail level may negatively impact consumer disposable income and demand.  In the event that our product purchase costs from our vendors increase and we cannot pass on those price increases or if the retail level demand for the products we sell decreases, the Company’s results of operations, balance sheet, and cash flows could be negatively impacted.

•	Employee Healthcare Benefits Represent a Significant Expense for Our Company and May Negatively Affect Our Profitability.

Healthcare represents a significant expense item for our Company and there is a general upward trend in healthcare costs nationwide. While we strive to control these costs through modifications to insurance coverage, including co‑pays and deductibles, there can be no assurance that we will be as successful in controlling such costs in the future. Continued increases in healthcare costs, as well as changes in laws, regulations, and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations.

•	We May Be Subject to Product Liability Claims Which Could Adversely Affect Our Business.

We may face exposure to product liability claims in the event that the use of products sold by us is alleged to cause injury or illness. However, product liability insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying the products we sell, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insurance limits of any insurance provided by suppliers. If we do not have adequate insurance or if contractual indemnification is not available or if the counterparty cannot fulfill its indemnification obligation, product liability relating to allegedly defective products could have a material adverse impact our results of operations, cash flow, business, and overall financial condition.

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

Our results of operations and financial condition are particularly sensitive to changes in the overall economy, including the level of consumer spending. Changes in discretionary spending patterns may decrease demand from our convenience store customers and/or impact the demand for natural food products in our retail health food stores as customers purchase less expensive product alternatives.

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

We annually test goodwill and intangible assets with indefinite useful lives to determine if impairment has occurred. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non‑cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

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

We do not have any significant long‑term contracts with suppliers in our wholesale business committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we sell in the quantities we request or on favorable terms. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production based on conditions beyond our control. These conditions include job actions or strikes by employees of suppliers, transportation interruptions, inclement weather, drought, natural disasters or other catastrophic events and the adverse effects of climate change. Our inability to obtain adequate supplies of the products we sell as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

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

In addition, at September 2019 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in December 2020.

•

We Are Subject to Significant Governmental Regulation and If We Are Unable to Comply with Regulations That Affect Our Business or If There Are Substantial Changes in These Regulations, Our Business Could Be Adversely Affected.

As a distributor and retailer of food products, we are subject to regulation by the FDA. Our operations are also subject to regulation by the USDA, OSHA, ATF, DOT and other federal, state and local agencies. Each of these regulatory authorities has broad administrative powers with respect to our operations. If we fail to adequately comply with government regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our results of operations, business, cash flow, and financial condition would be adversely affected.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

•

The Company Has Few Shareholders of Record And, If this Number Drops below 300, as was true as of September 30, 2019, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE American, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock falls below 300, as was true as of September 30, 2019, our obligation to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE American. This would likely impact investors’ ability to trade in our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s six distribution centers and twenty two retail stores at September 2019 are set forth below:

Location	Square Feet
Distribution—IL, MO, ND, NE, SD, & TN	685,000
Retail—AR, FL, MO, & OK	211,600
Total Square Footage	896,600

The Company leases certain distribution facilities, retail stores, offices, and certain equipment under noncancellable operating leases. Our Quincy, Illinois; both of our Bismarck, North Dakota; and our Rapid City, South Dakota distribution facilities are owned by our Company, and some are subject to first mortgages by banks and other lenders. Management believes that its existing facilities are adequate for the Company’s present level of operations, however, larger facilities and additional cross‑dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
Christopher H. Atayan	59	Chairman of the Board, Chief Executive Officer, Director
Andrew C. Plummer	45	President, Chief Financial Officer, Director
Charles J. Schmaderer	50	Vice President, Corporate Controller, Secretary

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE American under the trading symbol “DIT”. As of October 31, 2019 the closing price of our common stock on NYSE American was $73.00 and there were 565,942 common shares outstanding. As of that date, the Company had approximately 521 persons holding common shares beneficially of which approximately 121 are shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company’s common stock reported by NYSE American for fiscal 2019 and 2018.

	Fiscal 2019		Fiscal 2018
	High	Low	High	Low
4th Quarter	$100.00	$73.41	$89.00	$81.10
3rd Quarter	100.00	88.27	98.35	81.30
2nd Quarter	101.51	88.01	99.87	84.10
1st Quarter	99.75	77.92	97.85	86.61

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

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $0.6 million, or $1.00 per common share during fiscal 2019, and $0.7 million, or $1.00 per common share during fiscal 2018.

During the fiscal year ended September 30, 2019, the Company did not sell any unregistered securities.

REPURCHASE OF COMPANY SHARES

The Company repurchased a total of 75,113 and 74,880 shares of its common stock during fiscal 2019 and fiscal 2018, respectively, for cash totaling approximately $7.5 million and $7.7 million, respectively. All repurchased shares were recorded in treasury stock at cost. At September 2019, 34,846 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors. In October 2019, our Board of Directors renewed the repurchase authorization for up to 75,000 shares of the Company’s common stock.

During the fourth quarter of fiscal 2019, the Company repurchased shares of its common stock for cash totaling approximately $4.3 million. The following table summarizes these repurchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock for the quarterly period ended September 30, 2019:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2019	293	$99.35	293	74,706
August 1 - 31, 2019	39,769	107.71	39,769	34,937
September 1 - 30, 2019	91	75.51	91	34,846
Total	40,153	$107.58	40,153	34,846

*            In October 2019 and subsequent to the end of fiscal 2019, our Board of Directors authorized purchases of up to 75,000 shares of our Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S‑K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2019 and September 2018. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

Business Update - Wholesale Segment

A number of macro trends continue to impact the convenience store industry and the wholesale distributors which serve this retail segment.

First, the long term demand trend for cigarettes continues to decline as fewer individuals smoke, which we believe partially results from higher excise taxes and other regulatory initiatives placed on such products. In recent years, the tobacco industry has worked to develop alternative products (e-cigarettes, vaping etc.), however, the long-term viability of these products remains to be seen, particularly e-cigarette and vaping products given regulatory pressures.

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

At the wholesale distributor level, we continue to see brisk consolidation trends across the industry as the economics and capital requirements of the business has become challenging for many smaller distributors. Accordingly, we continue to carefully evaluate a range of acquisition/expansion opportunities and remain focused on maximizing our liquidity position which provides us the flexibility to move quickly as attractive opportunities arise. In conjunction with this strategy, in fiscal 2019 we redeveloped our Bismarck, North Dakota distribution facilities to better service customers in that region and to support our reach into adjacent markets.

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

In the health food retailing sector in which our stores operate, a number of factors have impacted the performance of   industry participants. First, a number of regional and national health food retailers such as Sprouts Farmers Market, Natural Grocers, Trader Joe’s, Lucky’s Market, Earth Fare, and Fresh Thyme Farmers Market have expanded their geographic reach into areas once dominated by independent health food store operators. Secondly, web-based shopping formats, conventional grocery stores, and mass merchants such as Kroger, Albertsons, Walmart, and Costco have all greatly expanded their offerings of natural products which has impacted sales volumes for many independent health food retailers. Amazon’s ownership of Whole Foods Market, the nation’s largest health food retailer, has added another layer of intense competition across the industry. All of these factors have contributed to a challenging operating environment for health food retailers, including our stores.

During fiscal year 2019, the Company continued to execute its multi-year repositioning strategy for its retail business. The core of this repositioning strategy focuses on four functional areas: 1) the implementation of a comprehensive program to optimize our merchandising strategy, 2) selectively remodeling existing stores and adding new stores which incorporate modern design themes and convenience shopping attributes, 3) the use of a new multi-channel branding and marketing program, and 4) targeted closure of non-performing stores. While progress continues on our repositioning strategy, the market conditions in this sector still remain challenging with heightened competition. Accordingly, as discussed in Note 5, the Company recorded impairment charges in its retail reporting unit during fiscal 2019 which reflect this operating environment.

While we can provide no assurances that our business repositioning strategy will be successful, we believe that many of the traditional pillars of successful retailing remain in place. Among these, having modern stores with strong locations that carry a differentiated product mix and offering a high level of consultative customer service, all remain important elements in driving repeat customer traffic and ultimately profitable unit economics. Accordingly, we continue to make investments in the aforementioned areas in conjunction with our repositioning strategy.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2019 and 2018:

	Fiscal Years
	2019	2018
Sales	100.0%	100.0%
Cost of sales	94.0	94.2
Gross profit	6.0	5.8
Selling, general and administrative expenses	5.4	5.1
Depreciation and amortization	0.2	0.2
Operating income	0.4	0.5
Interest expense	0.1	0.1
Income before income taxes	0.3	0.4
Income tax expense	0.1	0.1
Net income available to common shareholders	0.2%	0.3%

	Fiscal Years
(In millions)	2019	2018	Incr (Decr) (2)
CONSOLIDATED:
Sales(1)	$1,392.4	$1,322.3	$70.1
Cost of sales	1,308.4	1,245.4	63.0
Gross profit	84.0	76.9	7.1
Gross profit percentage	6.0%	5.8%

Operating expense	$77.7	$71.0	$6.7
Operating income	6.3	5.9	0.4
Interest expense	1.6	1.2	0.4
Income tax expense	1.6	1.1	0.5
Net income	3.2	3.6	(0.4)

BUSINESS SEGMENTS:
Wholesale
Sales	$1,348.2	$1,292.7	$55.5
Gross profit	67.7	64.2	3.5
Gross profit percentage	5.0%	5.0%
Retail
Sales	$44.2	$29.6	$14.6
Gross profit	16.3	12.7	3.6
Gross profit percentage	36.9%	42.9%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $25.3 million and $24.1 million in fiscal 2019 and fiscal 2018, respectively.
(2)	Calculated based on rounded numbers as presented in the table.

SALES

Changes in sales are driven by two primary components:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states; and
(ii)

changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from consumer preferences or the fluctuation in the comparable number of business days in our reporting period.

SALES—Fiscal 2019 vs. Fiscal 2018

Sales in our Wholesale Segment increased $55.5 million during fiscal 2019 as compared to fiscal 2018. Significant items impacting sales during fiscal 2019 included a $39.6 million increase in sales related to price increases implemented by cigarette manufacturers, a $33.7 million increase in sales related to higher sales volume in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”) and a $12.6 million increase in sales related to increases in cigarette state excise taxes. These increases were partially offset by a $30.4 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment increased $14.6 million in fiscal 2019 as compared to fiscal 2018. Significant items impacting sales during the current period included a $17.4 million increase in sales related to our Earth Origins Market (“EOM”) stores located in Florida, which were acquired during the fourth quarter of fiscal 2018. This increase was partially offset by a $1.2 million decrease in sales related to the closure of two non-performing stores in the prior year period, and a $1.6 million decrease in sales related to lower sales volumes in our existing stores.

GROSS PROFIT—Fiscal 2019 vs. Fiscal 2018

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

Gross profit in our Wholesale Segment increased $3.5 million during fiscal 2019 as compared to fiscal 2018. This increase was primarily related to a $4.9 million increase in our Other Products category sales and a $0.4 million increase related to increases in cigarette excise taxes. These increases were partially offset by a decrease of $1.8 million in related to the volume and mix of cigarettes sold. Gross profit in our Retail Segment increased $3.6 million in fiscal 2019 as compared to fiscal 2018. Significant items impacting gross profit during the current period included a $5.6 million increase in gross profit related to our EOM stores. These increases were partially offset by a $0.5 million decrease in gross profit related to the closure of two non-performing stores in the prior year period and a $1.5 million decrease in gross profit related to lower sales volumes in our existing stores.

OPERATING EXPENSE—Fiscal 2019 vs. Fiscal 2018

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, insurance, and professional fees.

Our fiscal 2019 consolidated operating expenses increased $6.7 million as compared to fiscal 2018. Our fiscal 2019 Wholesale Segment operating expenses increased $1.4 million as compared to fiscal 2018. Significant items impacting operating expenses in our Wholesale Segment during fiscal 2019 included a $1.5 million increase in employee compensation and benefit costs and a $0.5 million increase in other operating costs. These increases were partially offset by a $0.6 million decrease in health insurance costs.

Our fiscal 2019 Retail Segment operating expenses increased $5.3 million as compared to fiscal 2018. Significant items impacting fiscal 2019 Retail Segment operating expenses included a $5.0 million increase in expenses related to our EOM retail stores, the impact of a $2.9 million impairment charge in the current year, and a $0.2 million increase in other operating expenses. These increases were partially offset by a $0.9 million decrease in operating expenses related to the closure of two non-performing retail stores and the impact of a $1.9 million impairment charge in the prior year.

INCOME TAX EXPENSE —Fiscal 2019 vs. Fiscal 2018

The change in the Company’s income tax rate between the comparative fiscal periods was primarily related to the impact of the Tax Cuts and Jobs Act (“Tax Reform Act”), which was signed into law during the first quarter of fiscal 2018 and the impact of nondeductible compensation expense in relation to the amount of income from operations during the comparative periods. Among the numerous provisions included in the Tax Reform Act was a reduction in the corporate federal income tax rate from 35% to 21%. The Company applied the newly enacted corporate federal income tax rate during the first quarter of fiscal 2018 resulting in an income tax benefit of approximately $0.8 million, primarily related to the application of the new lower income tax rates to net long term deferred tax liabilities recorded on the Company’s Consolidated Balance Sheet.

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

In general, the Company finances its operations through a credit agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at September 2019:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day‑to‑day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2019 was $79.5 million, of which $60.4 million was outstanding, leaving $19.1 million available.

At September 2019, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short‑term LIBOR rate elections made by the Company. The average interest rate was 3.89% at September 2019.

During fiscal 2019, our peak borrowings under the Facility were $73.5 million and our average borrowings and average availability was $33.3 million and $36.4 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets. At September 2019, our inventory and Facility had increased in comparison to September 2018 primarily related to opportunistic inventory purchases. We expect our inventory and Facility will return to normalized levels during the first quarter of fiscal 2020 as the associated inventory is sold and the Facility is paid down.

Cross Default and Co‑Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause it to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2019. In addition, the Real Estate Loan contains co‑terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividend Payments

The Company paid cash dividends of $0.6 million, or $1.00 per common share during fiscal 2019, and $0.7 million, or $1.00 per common share during fiscal 2018.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2019.

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

INVENTORIES

NATURE OF ESTIMATES REQUIRED.  In our businesses, we carry large quantities and dollar amounts of inventory. Inventories primarily consist of finished products purchased in bulk quantities to be sold to our customers. Given the large quantities and broad range of products we carry, there is a risk that inventory may become impaired because it has become unsaleable or unrefundable, slow moving, obsolete, or because it has been discontinued. The use of estimates is required in determining the net realizable value of this inventory.

ASSUMPTIONS AND APPROACH USED.  We estimate our inventory obsolescence reserve at each balance sheet date based on the following criteria:

•	Slow moving products—Items identified as slow moving are evaluated on a case‑by‑case basis for impairment.
•

Obsolete/discontinued inventory—Products identified that are near or beyond their expiration dates. We may also discontinue carrying certain product lines for our customers. As a result, we estimate the net realizable value of this inventory as if it were to be liquidated.

•

Estimated net realizable value/sales price—The net realizable value of the inventory is estimated using management’s evaluation of the congestion in the distribution channels and experience with brokers and inventory liquidators to determine the net realizable value of the inventory.

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

The Company’s retail reporting unit recorded intangible asset impairment charges of approximately $2.9 million during fiscal 2019 and goodwill impairment charges of $1.9 million during fiscal 2018 (See Note 5). These impairment charges arose from a range of considerations including, but not limited to, heightened competition in the industry, retail sector market conditions, and earning shortfalls which impacted the Company’s projections of future cash flows to be generated from such assets. To the extent that management's estimates of future performance for the Company’s retail reporting unit are not realized, our business plans for future operations change, or if there is a further deterioration in the macro retailing operating environment, the future assumptions used in calculating the fair value of assets in the retail unit could differ and result in additional impairment charges.

Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both September 2019 and September 2018. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2019 and September 2018.

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

REVENUE RECOGNITION

We recognize revenue in both our Wholesale Segment and our Retail Segment when the performance obligation is satisfied, which is the point at which control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods and services.  For the majority of our customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods and services transfers to the customer. Sales are shown net of returns, discounts, and sales incentives to customers.

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

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

During fiscal 2019, the Company adopted the following Accounting Standards Update (“ASU”). The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Accounting Standards Codification Topic (“ASC”) 606 supersedes the revenue recognition requirements in “ASC 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The Company adopted the new standard using the modified retrospective approach effective October 1, 2018.  The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet or consolidated results of operations as of the adoption date or for the year ended September 30, 2019. Significant areas of consideration in regards to the Company’s adoption of ASC 606 were as follows:

Revenue Recognition

The Company recognizes revenues when the performance obligation is satisfied, which is the point where control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods and services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment due to the simultaneous nature of the Company’s customer arrangements (same day creation and fulfillment). Accordingly, the Company did not have any material contract assets, contract liabilities, or uncompleted contracts at the ASC 606 adoption date or September 2019. After the completion of its performance obligations, the Company has an unconditional right of payment from customers with varying collection and payment terms based on region, credit risk, and other situational factors. Customer receivables are included on the consolidated balance sheets less an allowance for doubtful accounts. The Company has elected the practical expedient permitting it to disregard financing components which may be deemed to be part of its transaction price as its customary payments terms are less than one year.  See Footnote 11 “Business Segments” for the disaggregation of net sales for each of our business segments.

Customers’ Sales Incentives

The Company provides consideration to customers, such as sales allowances or discounts on a regular basis. In accordance with ASC 606, the Company will continue its policy of estimating customer sales incentives due as sales are made and record them as a reduction of net sales.

Excise Taxes

As part of the implementation of ASC 606, the Company determined that it is primarily responsible for excise taxes levied on cigarette and other tobacco products and continues to present excise taxes as a component of revenue.

Contract Costs

The Company has elected the practical expedient to expense as incurred any incremental costs to obtain and fulfill customer contracts as the related amortization period would be one year or less.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases”. This ASU and its related amendments requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases greater than one year in duration that had been classified as operating leases under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and for interim periods within that fiscal year. The Company has substantially completed its assessment of the accounting required under ASU 2016-12 and does not expect that the implementation of the new standard will have a material effect on the Company’s consolidated statements of operations or cash flows, however, the Company does estimate the adoption of ASU 2016-02 will result in the recognition of additional net lease assets of approximately $20-$25 million and corresponding lease liabilities of approximately $20-$25 million. The Company will adopt the new standard using the optional transition method in the first quarter of fiscal 2020 and will include required disclosures in conjunction with the adoption of the new standard.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for the Company) with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

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

•

risks associated with the acquisition of assets or new businesses by either of our business segments including, but not limited to, risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,

•

if online shopping formats such as Amazon continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

•	the potential impact ongoing trade tariffs may have on our product costs or on consumer disposable income and demand,

•	increases in fuel costs and expenses associated with operating a refrigerated trucking fleet,

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

•

regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), state or local governmental agencies, or other parties,

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

Changes in these factors could result in significantly different results. Consequently, future results may differ from management’s expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance. Any forward‑looking statement contained herein is made as of the date of this document. Except as required by law, the Company undertakes no obligation to publicly update or correct any of these forward‑looking statements in the future to reflect changed assumptions, the occurrence of material events or changes in future operating results, financial conditions or business over time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AMCON Distributing Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and its subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Omaha, Nebraska

November 8, 2019

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2019	2018
ASSETS
Current assets:
Cash	$337,704	$520,644
Accounts receivable, less allowance for doubtful accounts of $0.9 million at September 2019 and September 2018	24,665,620	31,428,845
Inventories, net	102,343,517	78,869,615
Income taxes receivable	350,378	272,112
Prepaid and other current assets	7,148,459	4,940,775
Total current assets	134,845,678	116,031,991

Property and equipment, net	17,655,415	15,768,484
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	3,414,936
Other assets	273,579	301,793
Total assets	$157,711,622	$139,954,154

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,647,572	$20,826,834
Accrued expenses	8,577,972	8,556,620
Accrued wages, salaries and bonuses	3,828,847	3,965,733
Current maturities of long-term debt	532,747	1,096,306
Total current liabilities	31,587,138	34,445,493

Credit facility	60,376,714	35,428,597
Deferred income tax liability, net	1,823,373	1,782,801
Long-term debt, less current maturities	3,125,644	3,658,391
Other long-term liabilities	42,011	38,055

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 552,614 shares outstanding at September 2019 and 615,777 shares outstanding at September 2018	8,561	8,441
Additional paid-in capital	23,165,639	22,069,098
Retained earnings	66,414,397	63,848,030
Treasury stock at cost	(28,831,855)	(21,324,752)
Total shareholders’ equity	60,756,742	64,600,817
Total liabilities and shareholders’ equity	$157,711,622	$139,954,154

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2019	2018
Sales (including excise taxes of $370.2 million and $368.4 million, respectively)	$1,392,388,157	$1,322,306,658
Cost of sales	1,308,364,726	1,245,375,460
Gross profit	84,023,431	76,931,198
Selling, general and administrative expenses	72,182,883	66,781,234
Depreciation and amortization	2,617,591	2,318,146
Impairment charges	2,873,269	1,912,877
	77,673,743	71,012,257
Operating income	6,349,688	5,918,941

Other expense (income):
Interest expense	1,598,864	1,194,373
Other (income), net	(61,119)	(54,042)
	1,537,745	1,140,331
Income from operations before income taxes	4,811,943	4,778,610
Income tax expense	1,609,000	1,164,000
Net income available to common shareholders	$3,202,943	$3,614,610

Basic earnings per share available to common shareholders	$5.36	$5.47
Diluted earnings per share available to common shareholders	$5.25	$5.38

Basic weighted average shares outstanding	597,961	660,925
Diluted weighted average shares outstanding	609,836	672,449

Dividends declared and paid per common share	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2017	831,438	$8,314	(153,432)	$(13,601,302)	$20,825,919	$60,935,911	$68,168,842
Dividends on common stock, $1.00 per share	—	—	—	—	—	(702,491)	(702,491)
Compensation expense and issuance of stock in connection with equity-based awards	12,651	127	—	—	1,243,179	—	1,243,306
Repurchase of common stock	—	—	(74,880)	(7,723,450)	—	—	(7,723,450)
Net income	—	—	—	—	—	3,614,610	3,614,610
Balance September 30, 2018	844,089	$8,441	(228,312)	$(21,324,752)	$22,069,098	$63,848,030	$64,600,817
Dividends on common stock, $1.00 per share	—	—	—	—	—	(636,576)	(636,576)
Compensation expense and issuance of stock in connection with equity-based awards	11,950	120	—	—	1,096,541	—	1,096,661
Repurchase of common stock	—	—	(75,113)	(7,507,103)	—	—	(7,507,103)
Net income	—	—	—	—	—	3,202,943	3,202,943
Balance, September 30, 2019	856,039	$8,561	(303,425)	$(28,831,855)	$23,165,639	$66,414,397	$60,756,742

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,202,943	$3,614,610
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	2,575,924	2,238,771
Amortization	41,667	79,375
Impairment charges	2,873,269	1,912,877
Gain on sales of property and equipment	(13,775)	(4,070)
Equity-based compensation	1,299,792	1,271,840
Deferred income taxes	40,572	(553,462)
Provision for losses on doubtful accounts	21,000	90,000
Inventory allowance	560,610	(291,917)
Other	3,956	3,955

Changes in assets and liabilities:
Accounts receivable	6,742,225	(828,442)
Inventories	(24,034,512)	(5,056,917)
Prepaid and other current assets	(2,207,684)	(633,032)
Other assets	28,214	8,695
Accounts payable	(2,247,262)	3,295,390
Accrued expenses and accrued wages, salaries and bonuses	(262,330)	1,563,964
Income taxes receivable	(78,266)	(816,181)
Net cash flows from (used in) operating activities	(11,453,657)	5,895,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,438,280)	(3,226,107)
Proceeds from sales of property and equipment	57,200	5,800
Net cash flows from (used in) investing activities	(4,381,080)	(3,220,307)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,427,544,804	1,424,929,646
Repayments under revolving credit facility	(1,402,596,687)	(1,418,538,231)
Principal payments on long-term debt	(1,096,306)	(541,844)
Repurchase of common stock	(7,507,103)	(7,723,450)
Dividends on common stock	(636,576)	(702,491)
Withholdings on the exercise of equity-based awards	(56,335)	(101,200)
Net cash flows from (used in) financing activities	15,651,797	(2,677,570)
Net change in cash	(182,940)	(2,421)
Cash, beginning of period	520,644	523,065
Cash, end of period	$337,704	$520,644

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,561,531	$1,137,691
Cash paid during the period for income taxes	1,646,694	2,533,643

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$69,253	$1,253
Purchase of property financed with debt	—	1,575,000
Acquisition of assets financed with debt	—	699,717
Issuance of common stock in connection with the vesting and exercise of equity-based awards	1,005,792	1,183,091

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:

AMCON Distributing Company and Subsidiaries (“AMCON” and “the Company”) serves customers in 26 states and is primarily engaged in the wholesale distribution of consumer products in the Central, Rocky Mountain, and Mid-South regions of the United States.

AMCON’s wholesale distribution business includes six distribution centers that sell approximately 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON, through its Healthy Edge Inc. subsidiary, operates twenty two retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akin’s”), and Earth Origins Market (“EOM”). These stores carry natural supplements, organic and natural groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 69% and 71% of the Company’s consolidated revenue during fiscal 2019 and fiscal 2018, respectively, and 17% and 20% of the Company’s consolidated gross profit during fiscal 2019 and fiscal 2018, respectively.

(b) Accounting Period:

The Company’s fiscal year ends on September 30 and the fiscal years ended September 30, 2019 and September 30, 2018 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly‑owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2019 and fiscal 2018 totaled approximately $1.1 million and $1.2 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 6). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

(f) Inventories:

At September 2019 and September 2018, inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for the wholesale segment and using the retail method for the retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.0 million and $0.5 million at September 2019 and September 2018, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non‑refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2019	September 2018
Prepaid expenses	$1.8	$1.6
Prepaid inventory	5.3	3.3
	$7.1	$4.9

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

The Company reviews property and equipment for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the asset group are estimated over the asset’s useful life of the primary asset and based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the asset group may not be recoverable, the potential impairment is determined based on the amount by which the carrying value of the asset group exceeds the fair value of the asset group.  There was no impairment of any property and equipment during fiscal 2019 or fiscal 2018.

(i) Goodwill and Intangible Assets:

Goodwill consists of the excess purchase price paid in business combinations over the fair value of assets acquired. Intangible assets consist of trademarks, tradenames, and customer relationships acquired as part of acquisitions. Goodwill, trademarks, and tradenames are considered to have indefinite lives.

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

When evaluating the potential impairment of non-amortizable indefinite lived assets and goodwill, the Company first assesses a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, market prices, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If after completing this assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative evaluation is performed using the income approach (discounted cash flow method).

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

For goodwill impairment testing, the Company utilizes the guidance in ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” whereby a reporting unit’s carrying value is compared to its fair value and impairment charges are recognized for an amount by which a reporting unit’s carrying amount exceeds its fair value.

The Company’s identifiable intangible assets with finite lives are amortized over their estimated useful lives and are assessed for impairment whenever events or circumstances change which may indicate that the carrying amount of the assets may not be recoverable. Identifiable intangible assets which are subject to amortization are evaluated for impairment using a process similar to that used in evaluating the elements of property and equipment. If impaired, the related assets are written down to their estimated fair value.

The Company’s retail reporting unit recorded intangible asset impairment charges of approximately $2.9 million during fiscal 2019 and goodwill impairment charges of $1.9 million during fiscal 2018 (See Note 5). These impairment charges arose from a range of considerations including, but not limited to, heightened competition in the industry, retail sector market conditions, and earning shortfalls which impacted the Company’s projections of future cash flows to be generated from these assets.

(j) Revenue Recognition:

The Company recognizes revenues when the performance obligation is satisfied, which is the point where control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment due to the simultaneous nature of the Company’s customer arrangements (same day creation and fulfillment). After the completion of its performance obligations, the Company has an unconditional right of payment from customers with varying collection and payment terms based on region, credit risk, and other situational factors. Customer receivables are included on the consolidated balance sheets less an allowance for doubtful accounts. The Company has elected the practical expedient permitting it to disregard financing components which may be deemed to be part of its transaction price as its customary payments terms are less than one year. See Footnote 11 “Business Segments” for the disaggregation of net sales for each of our business segments.

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

(n) Customer Sales Incentives:

The Company provides consideration to customers, such as sales allowances or discounts on a regular basis. In accordance with ASC 606, the Company will continue its policy of estimating customer sales incentives due as sales are made and record them as a reduction of net sales.

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

(q) Fair Value Measurements:

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of trade accounts receivable, other receivables, trade accounts payable, accounts payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of the Company’s variable and fixed rate debt also approximates fair value. During fiscal 2019, intangible assets with indefinite useful lives were adjusted to fair value, resulting in a pretax, non-cash impairment charge of $2.9 million (see Note 5). During fiscal 2018, goodwill in our retail reporting unit was adjusted to fair value, resulting in a pretax, non-cash impairment charge of $1.9 million (see Note 5).

(r) Accounting Pronouncements:

Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Accounting Standards Codification Topic (“ASC”) 606 supersedes the revenue recognition requirements in “ASC 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The Company adopted the new standard using the modified retrospective approach effective October 1, 2018.  The adoption of ASC 606 did not have a material impact on the Company’s consolidated balance sheet or consolidated results of operations as of the adoption date or for the fiscal year ended September 30, 2019. Significant areas of consideration in regards to the Company’s adoption of ASC 606 were as follows:

Revenue Recognition

The Company recognizes revenues when the performance obligation is satisfied, which is the point at which control of the promised goods or services are transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment due to the simultaneous nature of the Company’s customer arrangements (same day creation and fulfillment). Accordingly, the Company did not have any material contract assets, contract liabilities, or uncompleted contracts at the ASC 606 adoption date or September 2019. After the completion of its performance obligations, the Company has an unconditional right of payment from customers with varying collection and payment terms based on region, credit risk, and other situational factors. Customer receivables are included on the consolidated balance sheets less an allowance for doubtful accounts. The Company has elected the practical expedient permitting it to disregard financing components which may be deemed to be part of its transaction price as its customary payments terms are less than one year. See Footnote 11 “Business Segments” for the disaggregation of net sales for each of our business segments.

Customers’ Sales Incentives

The Company provides consideration to customers, such as sales allowances or discounts on a regular basis. In accordance with ASC 606, the Company will continue its policy of estimating customer sales incentives due as sales are made and record them as a reduction of net sales.

Excise Taxes

As part of the implementation of ASC 606, the Company determined that it is primarily responsible for excise taxes levied on cigarette and other tobacco products and continues to present excise taxes as a component of revenue.

Contract Costs

The Company has elected the practical expedient to expense as incurred any incremental costs to obtain and fulfill customer contracts as the related amortization period would be one year or less.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases”. This ASU and its related amendments requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases greater than one year in duration that had been classified as operating leases under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018 (fiscal 2020 for the Company), and for interim periods within that fiscal year. The Company has substantially completed its assessment of the accounting required under ASU 2016-12 and does not expect that the implementation of the new standard will have a material effect on the Company’s consolidated statements of operations or cash flows, however, the Company does estimate the adoption of ASU 2016-02 will result in the recognition of additional net lease assets of approximately $20.0-$25.0 million and corresponding lease liabilities of approximately $20.0-$25.0 million. The Company will adopt the new standard using the optional transition method in the first quarter of fiscal 2020 and will include required disclosures in conjunction with the adoption of this standard.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for the Company) with early adoption permitted. The Company is currently evaluating this ASU and its potential impact on our consolidated financial statements.

2. ACQUISITIONS:

During fiscal 2019, the Company acquired the assets (primarily inventory) from a wholesale distributor for approximately $1.1 million, and in fiscal 2018, the Company acquired the assets (primarily inventory) of eight retail stores located in Florida for approximately $0.7 million. No material intangible assets or liabilities were assumed in connection with these transactions and the Company does not consider these transactions material to the Company’s consolidated financial statements.

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

	For Fiscal Years
	2019	2018
	Basic	Basic
Weighted average common shares outstanding	597,961	660,925
Net income available to common shareholders	$3,202,943	$3,614,610
Net earnings per share available to common shareholders	$5.36	$5.47

	For Fiscal Years
	2019	2018
	Diluted	Diluted
Weighted average common shares outstanding	597,961	660,925
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock(1)	11,875	11,524
Weighted average number of shares outstanding	609,836	672,449
Net income available to common shareholders	$3,202,943	$3,614,610
Net earnings per share available to common shareholders	$5.25	$5.38

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2019 and September 2018 consisted of the following:

	2019	2018
Land	$773,068	$773,068
Buildings and improvements	12,574,893	12,206,908
Warehouse equipment	15,011,605	13,424,236
Furniture, fixtures and leasehold improvements	13,155,606	12,018,984
Vehicles	3,687,901	3,229,551
Construction in progress	617,881	743,278
	45,820,954	42,396,025
Less accumulated depreciation and amortization:	(28,165,539)	(26,627,541)
Owned property and equipment	$17,655,415	$15,768,484

5. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill by reporting segment at September 2019 and September 2018 was as follows:

	September	September
	2019	2018
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets at fiscal year ends 2019 and 2018 consisted of the following:

	September	September
	2019	2018
Trademarks and tradenames (Retail Segment)	$500,000	$3,373,269
Customer relationships (Wholesale Segment) (less accumulated amortization of approximately $2.1 million at both September 2019 and September 2018)	—	41,667
	$500,000	$3,414,936

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company’s retail reporting unit recorded intangible asset (trademarks and tradenames) impairment charges of approximately $2.9 million during fiscal 2019 and goodwill impairment charges of approximately $1.9 million during fiscal 2018 when it was determined that the carrying values of these assets exceeded their fair values. These impairment charges arose from a range of considerations including, but not limited to, heightened competition in the industry, retail sector market conditions, and earning shortfalls which impacted the Company’s projections of future cash flows to be generated. These impairment charges were recorded in the Company’s consolidated statement of operations as a component of operating income.

Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both September 2019 and September 2018. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2019 and September 2018.

6. DEBT:

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

CREDIT FACILITY

	2019	2018
Revolving portion of the Facility, interest payable at 3.89% at September 2019	$60,376,714	$35,428,597

The Facility included the following significant terms at September 2019:

•	A November 2022 maturity date without a penalty for prepayment.
•	$70.0 million revolving credit limit.
•	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.
•	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.
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

During fiscal 2019, total borrowings and payments on the Facility were approximately $1.4 billion and $1.4 billion, respectively, resulting in net advances of $24.9 million. Total borrowings and repayment on the Facility during fiscal 2018 were approximately $1.4 billion and $1.4 billion, respectively, resulting in net advances of $6.4 million.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day‑to‑day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2019 was $79.5 million, of which $60.4 million was outstanding, leaving $19.1 million available.

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long‑term obligations at fiscal 2019 and fiscal 2018.

	2019	2018
Note payable to a bank (“Real Estate Loan”), interest payable at a fixed rate of 2.99% with monthly installments of principal and interest of $38,344 through August 2021 with remaining principal due September 2021, collateralized by three distribution facilities	$2,263,040	$2,648,179
Note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	1,395,351	1,476,772
Note payable, interest-free with varying installments during fiscal 2019	—	629,746
	3,658,391	4,754,697
Less current maturities	(532,747)	(1,096,306)
	$3,125,644	$3,658,391

The aggregate minimum principal maturities of the long‑term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2020	$532,747
2021	2,008,390
2022	148,665
2023	968,589
2024	—
$3,658,391

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long‑term debt approximated its carrying value at September 2019.

Cross Default and Co‑Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2019. In addition, the Real Estate Loan contains co‑terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

7. INCOME TAXES:

The components of income tax expense from operations for fiscal 2019 and fiscal 2018 consisted of the following:

	2019	2018
Current: Federal	$1,139,927	$1,294,253
Current: State	428,501	423,209
	1,568,428	1,717,462
Deferred: Federal	34,466	(470,166)
Deferred: State	6,106	(83,296)
	40,572	(553,462)
Income tax expense	$1,609,000	$1,164,000

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of approximately 21% and 24% for fiscal 2019 and fiscal 2018, respectively, on income before income taxes is as follows:

	2019	2018
Tax at statutory rate	$1,010,517	$1,160,247
Nondeductible business expenses	226,670	405,996
State income taxes, net of federal tax benefit	332,931	513,241
Change in deferred tax rate	—	(778,000)
Other	38,882	(137,484)
	$1,609,000	$1,164,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to a net deferred tax assets (liabilities) at September 2019 and September 2018 relates to the following:

	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$215,925	$210,734
Accrued expenses	796,542	779,282
Inventory	452,192	272,946
Intangible assets	71,849	—
Other	23,237	23,237
Net operating loss carry forwards - federal	63,983	92,421
Net operating loss carry forwards - state	723,306	697,013
Total gross deferred tax assets	2,347,034	2,075,633
Less: Valuation allowance	(723,306)	(697,013)
Total net deferred tax assets	1,623,728	1,378,620
Deferred tax liabilities:
Trade discounts	375,172	285,439
Property and equipment	2,150,130	1,361,508
Goodwill	921,799	921,799
Intangible assets	—	592,675
Total deferred tax liabilities	3,447,101	3,161,421
Total net deferred income tax liability	$1,823,373	$1,782,801

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

At September 2019, the Company had a $0.1 million noncurrent deferred tax asset related to federal net operating loss carryforwards. These federal net operating loss carryforwards totaled approximately $0.3 million and were primarily attributable to the Company’s fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. (“HNWC”), a wholly owned subsidiary of the Company. The utilization of HNWC’s net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

The Company had a valuation allowance of approximately $0.7 million at both September 2019 and September 2018, against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2019 or fiscal 2018, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2016 and forward remain open under U.S. and state statutes.

8. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 100% of the first 2% contributed and 50% of the next 4% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.8 million and $0.7 million (net of employee forfeitures) in fiscal 2019 and fiscal 2018, respectively.

9. COMMITMENTS AND CONTINGENCIES:

Lease Obligations

The Company leases various office and warehouse facilities and equipment under noncancellable operating leases. Rents charged to expense under these operating leases totaled approximately $7.1 million and $6.1 million in fiscal 2019 and fiscal 2018, respectively.

At September 2019 the minimum future lease commitments were as follows:

Operating
Fiscal Year Ending	Leases
2020	$6,468,837
2021	5,418,617
2022	4,299,261
2023	3,216,671
2024	2,456,810
Thereafter	2,387,618
Total minimum lease payments	$24,247,814

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

The Company’s liabilities for unpaid and incurred, but not reported claims, for workers’ compensation, general liability, and health insurance at September 2019 and September 2018 was $1.5 million and $1.6 million, respectively. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self‑insured liabilities reserve is set forth below (in millions):

	2019	2018
Beginning balance	$1.6	$1.5
Charged to expense	5.4	5.8
Payments	(5.5)	(5.7)
Ending balance	$1.5	$1.6

10. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plans

The Company has two equity-based incentive plans, the 2014 Omnibus Incentive Plan and 2018 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 135,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2019, awards with respect to a total of 87,132 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 47,868 shares may be awarded under the Omnibus Plans.

Stock Options

The Company issued 5,450 and 6,000 incentive stock option awards to employees during fiscal 2019 and fiscal 2018, respectively, pursuant to the provisions of the Company’s 2014 Omnibus Plan. These awards vest in equal installments over a five year service period. Both the fiscal 2019 and fiscal 2018 incentive stock option awards had an estimated grant date fair value of approximately $0.2 million using the Black‑Scholes option pricing model. The following assumptions were used in connection with the Black‑Scholes option pricing calculation as it relates to the fiscal 2019 and fiscal 2018 incentive stock option awards:

	Stock Option	Stock Option
	Pricing	Pricing
	Assumptions	Assumptions
	2019	2018
Risk-free interest rate	2.55%	2.41%
Dividend yield	0.8%	0.8%
Expected volatility	45.10%	33.00%
Expected life in years	6	6

The stock options issued by the Company expire ten years from the grant date and include a five year graded vesting schedule.  At September 2019, the Company had 36,450 stock options outstanding with a weighted average exercise price of $78.67 per share and 19,200 stock options which were exercisable with a weighted average exercise price of $71.01 per share.

The following is a summary of stock option activity during fiscal 2019:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2018	33,800	$77.85
Granted	5,450	84.00
Exercised	(2,800)	79.22
Forfeited/Expired	—	—
Outstanding at September 2019	36,450	$78.67

Net income before income taxes included compensation expense related to the amortization of the Company’s stock option awards of $0.1 million during both fiscal 2019 and fiscal 2018. At September 2019, total unamortized compensation expense related to stock options was approximately $0.3 million. This unamortized compensation expense is expected to be amortized over approximately the next 38 months.

The aggregate intrinsic value of stock options outstanding was approximately $0.2 million at September 2019 and $0.4 million at September 2018. The aggregate intrinsic value of stock options exercisable was approximately $0.2 million and $0.3 million at September 2019 and September 2018, respectively.

The total intrinsic value of stock options exercised was $0.1 million in both fiscal 2019 and fiscal 2018. The total fair value of stock options vested was $0.4 million during both fiscal 2019 and fiscal 2018.

Restricted Stock Units

At September 2019, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)	Restricted Stock Units(4)
Date of award:	October 2015	October 2016	October 2017	October 2018
Original number of awards issued:	13,250	13,000	13,000	15,050
Service period:	36 - 60 months	36 months	36 months	36 months
Estimated fair value of award at grant date:	$1,112,000	$1,191,000	$1,177,000	$1,264,000
Non-vested awards outstanding at September 30, 2019:	100	4,334	8,667	15,050
Fair value of non-vested awards at September 30, 2019 of approximately:	$8,000	$330,000	$661,000	$1,148,000

(1)13,150 of the restricted stock units were vested as of September 2019. The remaining 100 restricted stock units will vest in equal amounts in October 2019 and October 2020.

(2)8,666 of the restricted stock units were vested as of September 2019.  The remaining 4,334 restricted stock units will vest in October 2019.

(3)4,333 of the restricted stock units were vested as of September 2019.  4,333 restricted stock units will vest in October 2019 and 4,334 will vest in October 2020.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting. Based on these award provisions, the compensation expense recorded in the Company’s Statement of Operations reflects the straight‑line amortized fair value based on the liability method under “ASC 718 – Compensation – Stock Compensation”.

Net income before income taxes included compensation expense related to the amortization of the Company’s restricted stock unit awards of approximately $1.2 million during both fiscal 2019 and fiscal 2018. These amounts were recorded as accrued expenses in the Company’s Consolidated Balance Sheet at both September 2019 and September 2018. The tax benefit related to this compensation expense was approximately $0.3 million in both fiscal 2019 and fiscal 2018. The total intrinsic value of restricted stock units vested during fiscal 2019 and fiscal 2018 was approximately $1.1 million and $1.2 million, respectively.

Total unamortized compensation expense for these awards based on the grant date fair value price was approximately $1.2 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 16 months (the weighted‑average period). The following summarizes restricted stock unit activity under the Omnibus Plans during fiscal 2019:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stocks units at September 2018	26,811	$86.95
Granted	15,050	84.00
Vested	(13,710)	84.00
Expired	—	—
Nonvested restricted stocks units at September 2019	28,151	$76.25

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2019:
External revenues:
Cigarettes	$955,667,916	$—	$—	$955,667,916
Tobacco	197,678,519	—	—	197,678,519
Confectionery	83,130,063	—	—	83,130,063
Health food	—	44,210,688	—	44,210,688
Foodservice & other	111,700,971	—	—	111,700,971
Total external revenue	1,348,177,469	44,210,688	—	1,392,388,157
Depreciation	1,569,178	1,006,746	—	2,575,924
Amortization	41,667	—	—	41,667
Operating income (loss)	17,280,500	(4,731,717)	(6,199,095)	6,349,688
Interest expense	145,980	—	1,452,884	1,598,864
Income (loss) from operations before taxes	17,186,295	(4,722,375)	(7,651,977)	4,811,943
Total assets	143,541,723	14,028,232	141,667	157,711,622
Capital expenditures	2,982,273	1,524,007	—	4,506,280

FISCAL YEAR ENDED 2018:
External revenue:
Cigarettes	$933,920,414	$—	$—	$933,920,414
Tobacco	172,904,744	—	—	172,904,744
Confectionery	78,915,899	—	—	78,915,899
Health food	—	29,572,602	—	29,572,602
Foodservice & other	106,992,999	—	—	106,992,999
Total external revenue	1,292,734,056	29,572,602	—	1,322,306,658
Depreciation	1,338,476	900,295	—	2,238,771
Amortization	79,375	—	—	79,375
Operating income (loss)	15,000,101	(3,144,133)	(5,937,027)	5,918,941
Interest expense	91,276	—	1,103,097	1,194,373
Income (loss) from operations before taxes	14,950,647	(3,134,613)	(7,037,424)	4,778,610
Total assets	125,152,820	14,639,962	161,372	139,954,154
Capital expenditures	3,163,272	1,537,727	—	4,700,999

12. TREASURY STOCK:

The Company repurchased a total of 75,113 and 74,880 shares of its common stock during fiscal 2019 and fiscal 2018, respectively, for cash totaling approximately $7.5 million and $7.7 million, respectively. All repurchased shares were recorded in treasury stock at cost.

13. SUBSEQUENT EVENTS:

On October 22, 2019 the Compensation Committee of the Company’s Board of Directors awarded 14,550 long-term incentive equity awards to members of the Company’s executive management team. These awards included a three year graded vesting schedule and can be settled in either cash or stock. At the same time, the Company’s Board of Directors replenished the number of shares authorized for repurchase under AMCON’s existing Common Stock repurchase program. The program provides for periodic repurchases of up to 75,000 shares of AMCON’s common stock in open market or privately negotiated transactions.

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

As required by Rules 13a‑15(b) and 15d‑15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes‑Oxley and Item 308(a) of Regulation S‑K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth in Internal Control‑Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control that occurred during the fiscal quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the December 2019 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10‑K and such information is incorporated herein by this reference.

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

4.3	Description of Registrant’s Securities
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

10.17	2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.18	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.19	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)
11.1	Statement regarding computation of per share earnings (incorporated by reference to Note 3 to the Consolidated Financial Statements included as a part of this report on Form 10-K under Item 8)
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes‑Oxley Act
31.2	Certification by Andrew C. Plummer, President and Chief Financial Officer, pursuant to section 302 of the Sarbanes‑Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes‑Oxley Act
32.2	Certification by Andrew C. Plummer, President and Chief Financial Officer, furnished pursuant to section 906 of the Sarbanes‑Oxley Act
101	Interactive Data File (filed herewith electronically).

*        Represents management contract or compensation plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2019	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2019	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 8, 2019	/s/ Andrew C. Plummer
Andrew C. Plummer
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

November 8, 2019	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 8, 2019	/s/ John R. Loyack
John R. Loyack
Director

November 8, 2019	/s/ Raymond F. Bentele
Raymond F. Bentele
Director

November 8, 2019	/s/ Stanley Mayer
Stanley Mayer
Director

November 8, 2019	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)