Form 10-Q
period 2019-12-31
AMCON DISTRIBUTING CO
filed 2020-01-21
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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

The Registrant had 565,833 shares of its $.01 par value common stock outstanding as of January 15, 2020.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December  31, 2019 and September 30, 2019

	December	September
	2019	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$439,991	$337,704
Accounts receivable, less allowance for doubtful accounts of $1.2 million at December 2019 and $0.9 million at September 2019	31,466,281	24,665,620
Inventories, net	62,958,790	102,343,517
Income taxes receivable	254,606	350,378
Prepaid and other current assets	8,464,551	7,148,459
Total current assets	103,584,219	134,845,678

Property and equipment, net	18,323,979	17,655,415
Operating lease right-of-use assets, net	20,523,782	—
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	500,000
Other assets	231,527	273,579
Total assets	$147,600,457	$157,711,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,189,294	$18,647,572
Accrued expenses	6,608,838	8,577,972
Accrued wages, salaries and bonuses	1,960,785	3,828,847
Current operating lease liabilities	5,460,582	—
Current maturities of long-term debt	537,285	532,747
Total current liabilities	31,756,784	31,587,138

Credit facility	33,524,029	60,376,714
Deferred income tax liability, net	1,978,165	1,823,373
Long-term operating lease liabilities	15,397,681	—
Long-term debt, less current maturities	2,989,526	3,125,644
Other long-term liabilities	—	42,011

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 565,833 shares outstanding at December 2019 and 552,614 shares outstanding at September 2019	8,692	8,561
Additional paid-in capital	24,192,954	23,165,639
Retained earnings	66,592,637	66,414,397
Treasury stock at cost	(28,840,011)	(28,831,855)
Total shareholders’ equity	61,954,272	60,756,742
Total liabilities and shareholders’ equity	$147,600,457	$157,711,622

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2019 and 2018

	For the three months ended December
	2019	2018
Sales (including excise taxes of $94.0 million and $93.0 million, respectively)	$360,101,103	$344,733,920
Cost of sales	339,256,392	324,101,782
Gross profit	20,844,711	20,632,138
Selling, general and administrative expenses	18,952,735	17,957,214
Depreciation and amortization	725,461	608,008
	19,678,196	18,565,222
Operating income	1,166,515	2,066,916

Other expense (income):
Interest expense	472,423	322,950
Other (income), net	(6,778)	(3,355)
	465,645	319,595
Income from operations before income taxes	700,870	1,747,321
Income tax expense	249,000	502,000
Net income available to common shareholders	$451,870	$1,245,321

Basic earnings per share available to common shareholders	$0.80	$2.02
Diluted earnings per share available to common shareholders	$0.80	$1.99

Basic weighted average shares outstanding	562,578	617,858
Diluted weighted average shares outstanding	567,794	624,525

Dividends declared and paid per common share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three months ended December  31, 2019 and 2018

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED DECEMBER 2018
Balance, October 1, 2018	844,089	$8,441	(228,312)	$(21,324,752)	$22,069,098	$63,848,030	$64,600,817
Dividends on common stock, $0.46 per share	—	—	—	—	—	(296,936)	(296,936)
Compensation expense and issuance of stock in connection with equity-based awards	11,950	120	—	—	1,041,615	—	1,041,735
Repurchase of common stock	—	—	(10,432)	(918,085)	—	—	(918,085)
Net income	—	—	—	—	—	1,245,321	1,245,321
Balance, December 31, 2018	856,039	$8,561	(238,744)	$(22,242,837)	$23,110,713	$64,796,415	$65,672,852

THREE MONTHS ENDED DECEMBER 2019
Balance, October 1, 2019	856,039	$8,561	(303,425)	$(28,831,855)	$23,165,639	$66,414,397	$60,756,742
Dividends on common stock, $0.46 per share	—	—	—	—	—	(273,630)	(273,630)
Compensation expense and issuance of stock in connection with equity-based awards	13,328	131	—	—	1,027,315	—	1,027,446
Repurchase of common stock	—	—	(109)	(8,156)	—	—	(8,156)
Net income	—	—	—	—	—	451,870	451,870
Balance, December 31, 2019	869,367	$8,692	(303,534)	$(28,840,011)	$24,192,954	$66,592,637	$61,954,272

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December  31, 2019 and 2018

	December	December
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$451,870	$1,245,321
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	725,461	592,383
Amortization	—	15,625
Equity-based compensation	129,931	316,056
Deferred income taxes	154,792	276,942
Provision for losses on doubtful accounts	371,000	11,000
Inventory allowance	51,587	117,531
Other	(42,011)	989

Changes in assets and liabilities:
Accounts receivable	(7,171,661)	689,059
Inventories	39,333,140	22,199,828
Prepaid and other current assets	(1,578,437)	(4,321,455)
Other assets	42,052	50,265
Accounts payable	(1,623,841)	(4,261,996)
Accrued expenses and accrued wages, salaries and bonuses	(2,509,401)	(2,515,963)
Income taxes receivable	95,772	225,058
Net cash flows from (used in) operating activities	28,430,254	14,640,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,228,462)	(956,976)
Net cash flows from (used in) investing activities	(1,228,462)	(956,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	330,596,076	336,212,413
Repayments under revolving credit facility	(357,448,761)	(348,325,547)
Principal payments on long-term debt	(131,580)	(235,188)
Repurchase of common stock	(8,156)	(918,085)
Dividends on common stock	(107,084)	(116,196)
Net cash flows from (used in) financing activities	(27,099,505)	(13,382,603)
Net change in cash	102,287	301,064
Cash, beginning of period	337,704	520,644
Cash, end of period	$439,991	$821,708

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$519,459	$306,243
Cash paid (refunded) during the period for income taxes	(1,563)	—

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$234,816	$200,782
Dividends declared, not paid	166,546	180,740
Issuance of common stock in connection with the vesting and exercise of equity-based awards	990,653	1,005,792

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 685,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kelloggs, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Our Retail Segment operates twenty-two retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akins”), and Earth Origins Market (“EOM”). These stores carry over 33,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, has a total of seven locations in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Arkansas, Missouri, and Oklahoma. Earth Origins Market has a total of eight locations in Florida.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2019 and December 31, 2018 have been referred to throughout this quarterly report as Q1 2020 and Q1 2019, respectively. The fiscal balance sheet dates as of December 31, 2019 and September 30, 2019 have been referred to as December 2019 and September 2019, respectively.

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)”. Accounting Standards Codification Topic (“ASC”) 842 supersedes the lease accounting requirements in “ASC 840 - Leases”. The most significant among the changes in ASU 2016-02 is the recognition of right-of-use (“ROU”) assets and corresponding lease liabilities for leases classified as operating leases. The accounting for finance leases, which were classified as capital leases under historical GAAP, remains substantially unchanged. The lease liabilities are equal to the present value of the remaining lease payments while the ROU asset is determined based on the amount of the lease liability, plus initial direct costs incurred less lease incentives. The Company elected the optional transition method to apply ASU 2016-02 prospectively at adoption during Q1 2020, which resulted in recognition of ROU assets of approximately $21.9 million, lease liabilities of $22.2 million, and a decrease of deferred rent recorded under ASC 840 of $0.3 million. The adoption of ASC 842 did not have a material effect on the Company’s consolidated statements of operations or cash flows. Comparative periods presented in the financial statements prior to Q1 2020 continue to be presented under ASC 840. The adoption of ASC 842 did not have a material impact on the Company’s debt-covenant compliance under its current revolving credit facility.

In accordance with an accounting policy election under ASC 842, the Company does not recognize assets or liabilities for leases with an initial term of twelve months or less; these short-term lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term. The Company elected the package of practical expedients within ASC 842 that allows an entity to not reassess, prior to the effective date, (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. The Company also elected the practical expedient to account for non-lease components as part of the lease for all asset classes.

New Accounting Pronouncements

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

2. INVENTORIES

Inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.1 million at December 2019 and $1.0 million at September 2019. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. LEASES

The Company’s wholesale segment leases certain warehouse facilities, office space, vehicles and office equipment. The Company’s retail segment leases store space in various shopping center complexes. Certain of the warehouse and retail store leases include one or more options to renew or terminate the applicable lease agreement, with the exercise of such options at the Company’s discretion. The Company’s leases do not contain any significant residual value guarantees nor do they impose any significant restrictions or covenants other than those customarily found in similar types of leases.

The operating right-of-use (ROU) lease assets and liabilities recorded on the Company’s balance sheet consist of fixed lease payments. Leases with an initial term of twelve months or less are not recorded on the balance sheet and are expensed on a straight-line basis over the lease term. Additionally, certain leases contain variable payments such as vehicle leases with per-mile charges or retail leases with an additional rent payment based on store performance. These variable payments are expensed as incurred. The Company combines lease components and non-lease components for all asset classes for purposes of recognizing lease assets and liabilities. The Company determines its incremental borrowing rates based on information available at the lease commencement date in calculating the present value of lease payments.

Leases consist of the following:

Assets	Classification	December 2019
Operating	Operating lease right-of-use assets	$20,523,782

Liabilities
Current:
Operating	Operating lease liabilities	$5,460,582
Non-current:
Operating	Long-term operating lease liabilities	15,397,681
Total lease liabilities		$20,858,263

The components of lease costs were as follows:

Total
THREE MONTHS ENDED DECEMBER 2019
Operating lease cost	$1,670,774
Short-term lease cost	83,505
Variable lease cost	89,273
Net lease cost	$1,843,552

Maturities of lease liabilities as of December 2019 were as follows:

Operating Leases
2020	$6,185,910
2021	5,278,523
2022	4,081,106
2023	3,229,468
2024	2,117,859
2025 and thereafter	1,934,262
Total lease payments	22,827,128
Less: interest	(1,968,865)
Present value of lease liabilities	$20,858,263

Weighted-average remaining lease term and weighted-average discount rate information regarding the Company’s leases were as follows:

Lease Term	December 2019
Weighted-average remaining lease term (years):
Operating	4.6
Discount Rate
Weighted-average discount rate:
Operating	4.04%

Other information regarding the Company’s leases were as follows:

For the three months ended December 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$1,655,241
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$119,112

Future minimum operating lease payments as of September 2019, as reported in the 2019 Form 10-K under ASC 840, were as follows:

Operating
Fiscal Year Ending	Leases
2020	$6,468,837
2021	5,418,617
2022	4,299,261
2023	3,216,671
2024	2,456,810
Thereafter	2,387,618
Total minimum lease payments	$24,247,814

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	December	September
	2019	2019
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets of the Company consisted of the following:

	December	September
	2019	2019
Trademarks and tradenames (Retail Segment)	$500,000	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both December 2019 and September 2019. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2019.

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three month periods ended December 2019 and December 2018.

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

	For the three months ended December
	2019		2018
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	562,578	562,578	617,858	617,858
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	5,216	—	6,667
Weighted average number of shares outstanding	562,578	567,794	617,858	624,525
Net income available to common shareholders	$451,870	$451,870	$1,245,321	$1,245,321

Net earnings per share available to common shareholders	$0.80	$0.80	$2.02	$1.99

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at December 2019:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2019 was $69.5 million, of which $33.5 million was outstanding, leaving $36.0 million available.

At December 2019, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.46% at December 2019. For the three months ended December 2019, our peak borrowings under the Facility were $71.6 million, and our average borrowings and average availability under the Facility were $45.8 million and $26.1 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at December 2019. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self‑insured loss control program.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plans

The Company has two equity-based incentive plans, the 2014 Omnibus Incentive Plan and 2018 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 135,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2019, awards with respect to a total of 101,146 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 33,854 shares may be awarded under the Omnibus Plans.

Restricted Stock Units

At December 2019, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)	Restricted Stock Units(4)
Date of award:	October 2015	October 2017	October 2018	October 2019
Original number of awards issued:	13,250	13,000	15,050	14,550
Service period:	36 - 60 months	36 months	36 months	36 months
Estimated fair value of award at grant date:	$1,112,000	$1,177,000	$1,264,000	$1,007,000
Non-vested awards outstanding at December 31, 2019:	50	4,334	10,037	14,550
Fair value of non-vested awards at December 31, 2019 of approximately:	$4,000	$312,000	$723,000	$1,048,000

(1)13,200 of the restricted stock units were vested as of December 2019. The remaining 50 restricted stock units will vest in October 2020.

(2)8,666 of the restricted stock units were vested as of December 2019. The remaining 4,334 restricted stock units will vest in October 2020.

(3)5,013 of the restricted stock units were vested as of December 2019. 5,018 restricted stock units will vest in October 2020 and 5,019 will vest in October 2021.

(4)The 14,550 restricted stock units will vest in equal amounts in October 2020, October 2021, and October 2022.

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

The following summarizes restricted stock unit activity under the Omnibus Plans during Q1 2020:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stocks units at September 2019	28,151	$76.25
Granted	14,550	69.20
Vested	(13,730)	74.02
Expired	—	—
Nonvested restricted stocks units at December 2019	28,971	$72.01

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense of approximately $0.1 million and $0.3 million during Q1 2020 and Q1 2019 respectively, related to the amortization of all equity-based compensation awards. Total unamortized compensation expense related to these awards at December 2019 and September 2019 was approximately $2.3 million and $1.6 million, respectively.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2019
External revenues:
Cigarettes	$245,050,054	$—	$—	$245,050,054
Tobacco	54,317,548	—	—	54,317,548
Confectionery	20,836,862	—	—	20,836,862
Health food	—	10,096,495	—	10,096,495
Foodservice & other	29,800,144	—	—	29,800,144
Total external revenue	350,004,608	10,096,495	—	360,101,103
Depreciation	432,263	293,198	—	725,461
Amortization	—	—	—	—
Operating income (loss)	3,649,014	(1,142,306)	(1,340,193)	1,166,515
Interest expense	33,974	—	438,449	472,423
Income (loss) from operations before taxes	3,619,664	(1,140,152)	(1,778,642)	700,870
Total assets	125,529,755	21,947,811	122,891	147,600,457
Capital expenditures	793,681	600,344	—	1,394,025

THREE MONTHS ENDED DECEMBER 2018
External revenue:
Cigarettes	$238,361,582	$—	$—	$238,361,582
Tobacco	48,195,046	—	—	48,195,046
Confectionery	19,717,666	—	—	19,717,666
Health food	—	10,990,623	—	10,990,623
Foodservice & other	27,469,003	—	—	27,469,003
Total external revenue	333,743,297	10,990,623	—	344,733,920
Depreciation	364,132	228,251	—	592,383
Amortization	15,625	—	—	15,625
Operating income (loss)	3,703,884	(45,443)	(1,591,525)	2,066,916
Interest expense	37,774	—	285,176	322,950
Income (loss) from operations before taxes	3,667,924	(43,901)	(1,876,702)	1,747,321
Total assets	105,897,386	15,838,092	96,951	121,832,429
Capital expenditures	784,116	372,389	—	1,156,505

10. COMMON STOCK REPURCHASE

The Company repurchased 109 shares of its common stock during Q1 2020 for cash in an amount less than $0.1 million and 10,432 shares of its common stock during Q1 2019 for cash totaling approximately $0.9 million. All repurchased shares were recorded in treasury stock at cost.

11. SUBSEQUENT EVENT

In January 2020, the Company entered into a definitive agreement with Chas. M. Sledd Company (“Sledd”), a West Virginia wholesale distributor serving the convenience store industry. The agreement provides that the Company and Sledd are to jointly own a limited liability company (“Team Sledd”). Sledd would contribute subatantially all of its assets and stated liabilities to Team Sledd, while the Company would contribute $10.0 million in cash, of which $6.5 million is structured as equity and $3.5 million as a secured line of credit to Team Sledd. The Company will hold a minority interest in Team Sledd and anticipates it will fund its contribution to Team Sledd from the Company’s revolving credit facility. The transaction is expected to close during the Company’s second fiscal quarter, subject to the satisfaction of customary conditions.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the three months ended December 2019 other than the adoption of ASC 842 which did have a material impact on the Company’s consolidated balance sheet.

FIRST FISCAL QUARTER 2020 (Q1 2020)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2019 and December 2018:

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 685,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kelloggs, Kraft, and Mars. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Our Retail Segment operates twenty-two retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akins”), and Earth Origins Market (“EOM”). These stores carry over 33,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, has a total of seven locations in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of seven locations in Arkansas, Missouri, and Oklahoma. Earth Origins Market has a total of eight locations in Florida.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER:

	2019	2018	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$360,101,103	$344,733,920	$15,367,183	4.5
Cost of sales	339,256,392	324,101,782	15,154,610	4.7
Gross profit	20,844,711	20,632,138	212,573	1.0
Gross profit percentage	5.8%	6.0%

Operating expense	$19,678,196	$18,565,222	$1,112,974	6.0
Operating income	1,166,515	2,066,916	(900,401)	(43.6)
Interest expense	472,423	322,950	149,473	46.3
Income tax expense	249,000	502,000	(253,000)	(50.4)
Net income	451,870	1,245,321	(793,451)	(63.7)

BUSINESS SEGMENTS:
Wholesale
Sales	$350,004,608	$333,743,297	$16,261,311	4.9
Gross profit	17,586,795	16,071,334	1,515,461	9.4
Gross profit percentage	5.0%	4.8%
Retail
Sales	$10,096,495	$10,990,623	$(894,128)	(8.1)
Gross profit	3,257,916	4,560,804	(1,302,888)	(28.6)
Gross profit percentage	32.3%	41.5%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $6.1 million in Q1 2020 and $6.0 million in Q1 2019.

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

SALES – Q1 2020 vs. Q1 2019

Sales in our Wholesale Segment increased $16.3 million during Q1 2020 as compared to Q1 2019. Significant items impacting sales during Q1 2020 included a $9.4 million increase in sales related to price increases implemented by cigarette manufacturers, a $9.6 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”) and a $3.8 million increase in sales related to an increase in cigarette state excise taxes. These increases were partially offset by a $6.5 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment decreased $0.9 million for Q1 2020 as compared to Q1 2019. This decrease was primarily due to lower sales volumes in our existing stores.

GROSS PROFIT – Q1 2020 vs. Q1 2019

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

Gross profit in our Wholesale Segment increased $1.5 million during Q1 2020 as compared to Q1 2019. Significant items impacting gross profit during Q1 2020 included a $1.0 million increase in gross profit related to higher sales volumes and promotions in our Other Products category,  a $0.2 million increase in gross profit related to the volume and mix of cigarette cartons sold and a $0.3 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods. Gross profit in our Retail Segment decreased $1.3 million during Q1 2020 as compared to Q1 2019 primarily related to lower sales and gross margins in our existing stores.

OPERATING EXPENSE – Q1 2020 vs. Q1 2019

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q1 2020 operating expenses increased $1.1 million as compared to Q1 2019. Significant items impacting operating expenses during Q1 2020 included a $0.8 million increase in employee compensation and benefit costs, a $0.3 million increase in our provision for doubtful accounts, a $0.2 million increase in other operational expenses, offset by a $0.2 million decrease in expenses in our Retail Segment. The change in our Retail Segment operating expenses was primarily related to reduced payroll and compensation costs.

INCOME TAX EXPENSE – Q1 2020 vs. Q1 2019

The change in the Q1 2020 income tax rate as compared to Q1 2019, was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

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

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at December 2019:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2019 was $69.5 million, of which $33.5 million was outstanding, leaving $36.0 million available.

At December 2019, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 3.46% at December 2019. For the three months ended December 2019, our peak borrowings under the Facility were $71.6 million, and our average borrowings and average availability under the Facility were $45.8 million and $26.1 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at December 2019. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three month periods ended December 2019 and December 2018.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended December 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1 - 31, 2019	—	$—	—	75,000
November 1 - 30, 2019	48	$70.90	48	74,952
December 1 - 31, 2019	61	$72.18	61	75,000
Total	109	$71.61	109	75,000

*  In December 2019, the Company’s Board of Directors replenished the existing share repurchase authority to authorize purchases of up to 75,000 shares of the Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 21, 2020	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 21, 2020	/s/ Andrew C. Plummer
Andrew C. Plummer,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)