Form 10-Q
period 2020-03-31
AMCON DISTRIBUTING CO
filed 2020-04-20
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

The Registrant had 565,526 shares of its $.01 par value common stock outstanding as of April 17, 2020.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2020 and September 30, 2019

	March	September
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$661,957	$337,704
Accounts receivable, less allowance for doubtful accounts of $1.3 million at March 2020 and $0.9 million at September 2019	27,811,495	24,665,620
Inventories, net	84,912,508	102,343,517
Income taxes receivable	172,365	350,378
Prepaid and other current assets	6,986,997	7,148,459
Total current assets	120,545,322	134,845,678

Property and equipment, net	18,287,881	17,655,415
Operating lease right-of-use assets, net	19,689,507	—
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	500,000
Other assets	406,653	273,579
Total assets	$163,866,313	$157,711,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,985,979	$18,647,572
Accrued expenses	6,650,445	8,577,972
Accrued wages, salaries and bonuses	3,107,209	3,828,847
Current operating lease liabilities	5,433,800	—
Current maturities of long-term debt	542,004	532,747
Total current liabilities	38,719,437	31,587,138

Credit facility	43,218,080	60,376,714
Deferred income tax liability, net	1,925,536	1,823,373
Long-term operating lease liabilities	14,597,065	—
Long-term debt, less current maturities	2,852,112	3,125,644
Other long-term liabilities	—	42,011

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 565,526 shares outstanding at March 2020 and 552,614 shares outstanding at September 2019	8,692	8,561
Additional paid-in capital	24,224,145	23,165,639
Retained earnings	67,184,900	66,414,397
Treasury stock at cost	(28,863,654)	(28,831,855)
Total shareholders’ equity	62,554,083	60,756,742
Total liabilities and shareholders’ equity	$163,866,313	$157,711,622

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2020 and 2019

	For the three months ended March		For the six months ended March
	2020	2019	2020	2019
Sales (including excise taxes of $87.5 million and $82.9 million, and $181.5 million and $175.9 million, respectively)	$337,886,516	$310,715,873	$697,987,619	$655,449,793
Cost of sales	317,193,063	290,126,453	656,449,455	614,228,235
Gross profit	20,693,453	20,589,420	41,538,164	41,221,558
Selling, general and administrative expenses	18,512,890	17,391,681	37,465,626	35,348,896
Depreciation and amortization	790,901	641,228	1,516,361	1,249,236
	19,303,791	18,032,909	38,981,987	36,598,132
Operating income	1,389,662	2,556,511	2,556,177	4,623,426

Other expense (income):
Interest expense	387,263	396,576	859,686	719,526
Other (income), net	(29,920)	(36,280)	(36,697)	(39,636)
	357,343	360,296	822,989	679,890
Income from operations before income taxes	1,032,319	2,196,215	1,733,188	3,943,536
Income tax expense	333,000	673,000	582,000	1,175,000
Net income available to common shareholders	$699,319	$1,523,215	$1,151,188	$2,768,536

Basic earnings per share available to common shareholders	$1.24	$2.49	$2.04	$4.50
Diluted earnings per share available to common shareholders	$1.22	$2.45	$2.02	$4.44

Basic weighted average shares outstanding	565,697	611,824	564,129	614,874
Diluted weighted average shares outstanding	571,852	620,769	569,856	623,848

Dividends declared and paid per common share	$0.46	$0.46	$0.64	$0.64

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and six months ended March 31, 2020 and 2019

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED MARCH 2019
Balance, January 1, 2019	856,039	$8,561	(238,744)	$(22,242,837)	$23,110,713	$64,796,415	$65,672,852
Dividends on common stock, $0.18 per share	—	—	—	—	—	(116,164)	(116,164)
Compensation expense and issuance of stock in connection with equity-based awards	—	—	—	—	37,659	—	37,659
Repurchase of common stock	—	—	(24,527)	(2,268,761)	—	—	(2,268,761)
Net income	—	—	—	—	—	1,523,215	1,523,215
Balance, March 31, 2019	856,039	$8,561	(263,271)	$(24,511,598)	$23,148,372	$66,203,466	$64,848,801

THREE MONTHS ENDED MARCH 2020
Balance, January 1, 2020	869,367	$8,692	(303,534)	$(28,840,011)	$24,192,954	$66,592,637	$61,954,272
Dividends on common stock, $0.18 per share	—	—	—	—	—	(107,056)	(107,056)
Compensation expense and issuance of stock in connection with equity-based awards	—	—	—	—	31,191	—	31,191
Repurchase of common stock	—	—	(307)	(23,643)	—	—	(23,643)
Net income	—	—	—	—	—	699,319	699,319
Balance, March 31, 2020	869,367	$8,692	(303,841)	$(28,863,654)	$24,224,145	$67,184,900	$62,554,083

					Additional
	Common Stock		Treasury Stock		Paid in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
SIX MONTHS ENDED MARCH 2019
Balance, October 1, 2018	844,089	$8,441	(228,312)	$(21,324,752)	$22,069,098	$63,848,030	$64,600,817
Dividends on common stock, $0.64 per share	—	—	—	—	—	(413,100)	(413,100)
Compensation expense and issuance of stock in connection with equity-based awards	11,950	120	—	—	1,079,274	—	1,079,394
Repurchase of common stock	—	—	(34,959)	(3,186,846)	—	—	(3,186,846)
Net income	—	—	—	—	—	2,768,536	2,768,536
Balance, March 31, 2019	856,039	$8,561	(263,271)	$(24,511,598)	$23,148,372	$66,203,466	$64,848,801

SIX MONTHS ENDED MARCH 2020
Balance, October 1, 2019	856,039	$8,561	(303,425)	$(28,831,855)	$23,165,639	$66,414,397	$60,756,742
Dividends on common stock, $0.64 per share	—	—	—	—	—	(380,685)	(380,685)
Compensation expense and issuance of stock in connection with equity-based awards	13,328	131	—	—	1,058,506	—	1,058,637
Repurchase of common stock	—	—	(416)	(31,799)	—	—	(31,799)
Net income	—	—	—	—	—	1,151,188	1,151,188
Balance, March 31, 2020	869,367	$8,692	(303,841)	$(28,863,654)	$24,224,145	$67,184,900	$62,554,083

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March  31, 2020 and 2019

	March	March
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,151,188	$2,768,536
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	1,516,361	1,217,986
Amortization	—	31,250
Loss (Gain) on sales of property and equipment	33,642	(17,832)
Equity-based compensation	446,114	622,390
Deferred income taxes	102,163	226,918
Provision for losses on doubtful accounts	390,000	59,000
Inventory allowance	55,746	240,699
Other	(42,011)	1,978

Changes in assets and liabilities:
Accounts receivable	(3,535,875)	3,353,602
Inventories	17,375,263	20,978,357
Prepaid and other current assets	(100,883)	(2,402,722)
Other assets	(133,074)	7,897
Accounts payable	4,401,077	(467,687)
Accrued expenses and accrued wages, salaries and bonuses	(1,432,939)	(2,275,795)
Income taxes receivable	178,013	273,742
Net cash flows from (used in) operating activities	20,404,785	24,618,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,245,139)	(2,159,232)
Proceeds from sales of property and equipment	—	23,700
Net cash flows from (used in) investing activities	(2,245,139)	(2,135,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	680,161,101	642,850,736
Repayments under revolving credit facility	(697,319,735)	(661,055,136)
Principal payments on long-term debt	(264,275)	(556,969)
Repurchase of common stock	(31,799)	(3,186,846)
Dividends on common stock	(380,685)	(413,100)
Net cash flows from (used in) financing activities	(17,835,393)	(22,361,315)
Net change in cash	324,253	121,472
Cash, beginning of period	337,704	520,644
Cash, end of period	$661,957	$642,116

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$927,322	$774,784
Cash paid during the period for income taxes	301,824	674,340

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$6,583	$212,800
Issuance of common stock in connection with the vesting and exercise of equity-based awards	990,653	1,005,792

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

•

Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers in 26 states and primarily operate in the Central, Rocky Mountain, and Mid-South regions of the United States.

•	Our retail health food segment (“Retail Segment”) operates twenty-one health food retail stores located throughout the Midwest and Florida.

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

Our Wholesale Segment offers retailers the ability to take advantage of manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, inventory optimization and merchandising expertise, information systems, and access to trade credit.

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

Our Retail Segment operates twenty-one retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akins”), and Earth Origins Market (“EOM”). These stores carry over 33,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, has a total of seven locations in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of six locations in Arkansas, Missouri, and Oklahoma. Earth Origins Market has a total of eight locations in Florida.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2020 and March 31, 2019 have been referred to throughout this quarterly report as Q2 2020 and Q2 2019, respectively. The fiscal balance sheet dates as of March 31, 2020 and September 30, 2019 have been referred to as March 2020 and September 2019, respectively.

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)”. Accounting Standards Codification Topic (“ASC”) 842 supersedes the lease accounting requirements in “ASC 840 - Leases”. The most significant among the changes in ASU 2016-02 is the recognition of right-of-use (“ROU”) assets and corresponding lease liabilities for leases classified as operating leases. The accounting for finance leases, which were classified as capital leases under historical GAAP, remains substantially unchanged. The lease liabilities are equal to the present value of the remaining lease payments while the ROU asset is determined based on the amount of the lease liability, plus initial direct costs incurred less lease incentives. The Company elected the optional transition method to apply ASU 2016-02 prospectively at adoption during Q1 2020, which resulted in recognition of ROU assets of approximately $21.9 million, lease liabilities of $22.2 million, and a decrease of deferred rent recorded under ASC 840 of $0.3 million. The adoption of ASC 842 did not have a material effect on the Company’s consolidated statements of operations or cash flows. Comparative periods presented in the financial statements prior to Q1 2020 continue to be presented under ASC 840. The adoption of ASC 842 did not have a material impact on the Company’s debt-covenant compliance under its revolving credit facility.

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

2. INVENTORIES

Inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.1 million at March 2020 and $1.0 million at September 2019. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

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

The operating right-of-use (ROU) lease assets and liabilities recorded on the Company’s consolidated balance sheet consist of fixed lease payments. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term. Additionally, certain leases contain variable payments such as vehicle leases with per-mile charges or retail leases with an additional rent payment based on store performance. These variable payments are expensed as incurred. The Company combines lease components and non-lease components for all asset classes for purposes of recognizing lease assets and liabilities. The Company determines its incremental borrowing rates based on information available at the lease commencement date in calculating the present value of lease payments.

Leases consist of the following:

Assets	Classification	March 2020
Operating	Operating lease right-of-use assets	$19,689,507

Liabilities
Current:
Operating	Operating lease liabilities	$5,433,800
Non-current:
Operating	Long-term operating lease liabilities	14,597,065
Total lease liabilities		$20,030,865

The components of lease costs were as follows:

Total
THREE MONTHS ENDED MARCH 2020
Operating lease cost	$1,660,850
Short-term lease cost	83,936
Variable lease cost	79,954
Net lease cost	$1,824,740

Total
SIX MONTHS ENDED MARCH 2020
Operating lease cost	$3,331,624
Short-term lease cost	167,441
Variable lease cost	169,227
Net lease cost	$3,668,292

Maturities of lease liabilities as of March 2020 were as follows:

Operating Leases
2020	$6,124,577
2021	5,236,472
2022	3,882,209
2023	3,222,946
2024	1,873,836
2025 and thereafter	1,505,992
Total lease payments	21,846,032
Less: interest	(1,815,167)
Present value of lease liabilities	$20,030,865

Weighted-average remaining lease term and weighted-average discount rate information regarding the Company’s leases were as follows:

Lease Term	March 2020
Weighted-average remaining lease term (years):
Operating	4.4
Discount Rate
Weighted-average discount rate:
Operating	4.04%

Other information regarding the Company’s leases were as follows:

For the six months ended March 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$3,304,184
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$732,287

Future minimum operating lease payments as of September 2019, as reported in the 2019 Form 10-K under ASC 840, were as follows:

Operating
Fiscal Year Ending	Leases
2020	$6,468,837
2021	5,418,617
2022	4,299,261
2023	3,216,671
2024	2,456,810
Thereafter	2,387,618
Total minimum lease payments	$24,247,814

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	March	September
	2020	2019
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets of the Company consisted of the following:

	March	September
	2020	2019
Trademarks and tradenames (Retail Segment)	$500,000	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both March 2020 and September 2019. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2019.

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.3 million and $0.4 million for the three and six month periods ended March 2020, respectively, and $0.3 million and $0.4 million for the three and six month periods ended March 2019, respectively.

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

	For the three months ended March
	2020		2019
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	565,697	565,697	611,824	611,824
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	6,155	—	8,945
Weighted average number of shares outstanding	565,697	571,852	611,824	620,769
Net income available to common shareholders	$699,319	$699,319	$1,523,215	$1,523,215

Net earnings per share available to common shareholders	$1.24	$1.22	$2.49	$2.45

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

	For the six months ended March
	2020		2019
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	564,129	564,129	614,874	614,874
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock (1)	—	5,727	—	8,974
Weighted average number of shares outstanding	564,129	569,856	614,874	623,848
Net income available to common shareholders	$1,151,188	$1,151,188	$2,768,536	$2,768,536

Net earnings per share available to common shareholders	$2.04	$2.02	$4.50	$4.44

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

On March 20, 2020, the Company amended the Facility which was set to expire in November 2022.  The significant terms of the newly amended Facility at March 2020 are as follows:

•	A March 2025 maturity date without a penalty for prepayment.

•	$110.0 million revolving credit limit.

•	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

•

Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

•

The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent successor rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. In no event shall LIBOR be less than 100 basis points.

•	Lending limits subject to accounts receivable and inventory limitations.

•	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•

A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge coverage ratio was over 1.0 for the trailing twelve months.

•

Provides that the Company may use up to $3.5 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $3.5 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2020 was $89.6 million, of which $43.2 million was outstanding, leaving $46.4 million available.

At March 2020, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.63% at March 2020. For the six months ended March 2020, our peak borrowings under the Facility were $71.6 million, and our average borrowings and average availability under the Facility were $42.9 million and $30.0 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at March 2020. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2020
External revenues:
Cigarettes	$228,865,603	$—	$—	$228,865,603
Tobacco	51,639,145	—	—	51,639,145
Confectionery	18,027,050	—	—	18,027,050
Health food	—	12,994,651	—	12,994,651
Foodservice & other	26,360,067	—	—	26,360,067
Total external revenue	324,891,865	12,994,651	—	337,886,516
Depreciation	443,143	347,758	—	790,901
Amortization	—	—	—	—
Operating income (loss)	2,907,818	85,521	(1,603,677)	1,389,662
Interest expense	32,590	—	354,673	387,263
Income (loss) from operations before taxes	2,902,907	87,760	(1,958,348)	1,032,319
Total assets	142,552,270	20,835,266	478,777	163,866,313
Capital expenditures	439,019	349,425	—	788,444

THREE MONTHS ENDED MARCH 2019
External revenue:
Cigarettes	$211,572,049	$—	$—	$211,572,049
Tobacco	44,665,339	—	—	44,665,339
Confectionery	18,092,990	—	—	18,092,990
Health food	—	11,973,455	—	11,973,455
Foodservice & other	24,412,040	—	—	24,412,040
Total external revenue	298,742,418	11,973,455	—	310,715,873
Depreciation	378,172	247,431	—	625,603
Amortization	15,625	—	—	15,625
Operating income (loss)	3,797,109	259,043	(1,499,641)	2,556,511
Interest expense	36,823	—	359,753	396,576
Income (loss) from operations before taxes	3,793,759	261,849	(1,859,393)	2,196,215
Total assets	100,479,809	17,961,404	241,143	118,682,356
Capital expenditures	824,557	389,717	—	1,214,274

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2020
External revenue:
Cigarettes	$473,915,657	$—	$—	$473,915,657
Tobacco	105,956,693	—	—	105,956,693
Confectionery	38,863,912	—	—	38,863,912
Health food	—	23,091,146	—	23,091,146
Foodservice & other	56,160,211	—	—	56,160,211
Total external revenue	674,896,473	23,091,146	—	697,987,619
Depreciation	875,405	640,956	—	1,516,361
Amortization	—	—	—	—
Operating income (loss)	6,556,832	(1,056,785)	(2,943,870)	2,556,177
Interest expense	66,564	—	793,122	859,686
Income (loss) from operations before taxes	6,522,571	(1,052,392)	(3,736,991)	1,733,188
Total assets	142,552,270	20,835,266	478,777	163,866,313
Capital expenditures	1,232,700	949,769	—	2,182,469

SIX MONTHS ENDED MARCH 2019
External revenue:
Cigarettes	$449,933,631	$—	$—	$449,933,631
Tobacco	92,860,385	—	—	92,860,385
Confectionery	37,810,656	—	—	37,810,656
Health food	—	22,964,078	—	22,964,078
Foodservice & other	51,881,043	—	—	51,881,043
Total external revenue	632,485,715	22,964,078	—	655,449,793
Depreciation	742,304	475,682	—	1,217,986
Amortization	31,250	—	—	31,250
Operating income (loss)	7,500,992	213,600	(3,091,166)	4,623,426
Interest expense	74,597	—	644,929	719,526
Income (loss) from operations before taxes	7,461,683	217,948	(3,736,095)	3,943,536
Total assets	100,479,809	17,961,404	241,143	118,682,356
Capital expenditures	1,608,673	762,106	—	2,370,779

9. COMMON STOCK REPURCHASE

The Company repurchased a total of 307 and 416 shares of its common stock during the three and six months ended March 2020, respectively, for cash totaling less than $0.1 million in each respective period. For the three and six month periods ended March 2019, respectively, the Company repurchased 24,527 and 34,959 shares of its common stock for cash totaling approximately $2.3 million and $3.2 million, respectively. All repurchased shares were recorded in treasury stock at cost.

10. IMPACT OF COVID-19

In March 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic. The Company is designated by the Cybersecurity and Infrastructure Security Agency (CISA) of the Department of Homeland Security as a critical infrastructure supplier to the Convenience Store Industry. Both of the Company’s business segments have continued to operate during the pandemic as vital suppliers of goods and services and the Company has taken certain proactive and precautionary steps to ensure the safety of its employees, customers and suppliers, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures and mandating remote working environments for certain employees. We cannot, however, predict the long-term effects on our business, including our financial position or results of operations, if governmental restrictions such as Stay-At-Home Orders or other such directives continue for a prolonged period of time and materially disrupt our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations.

11. SUBSEQUENT EVENT

In April 2020, the Company completed its previously announced transaction with Chas. M. Sledd Company (“Sledd”), a West Virginia wholesale distributor serving the convenience store industry, to jointly own and operate a limited liability company (“Team Sledd”) formed for the purpose of owning and operating Sledd’s wholesale distribution business. In conjunction with the transaction, Sledd contributed substantially all of its assets and stated liabilities to Team Sledd, while the Company contributed $10.0 million in cash, of which $6.5 million was structured as equity and $3.5 million was structured as a secured loan to Team Sledd and subordinate to the liens of Team Sledd's existing secured lenders.

In connection with the closing of the transaction, the Company and Sledd entered into an Operating Agreement for Team Sledd which sets forth each party’s respective ownership interests in and capital contributions to Team Sledd and provides for the management of the business and affairs of Team Sledd. At the transaction closing date, Sledd and AMCON owned approximately 55% and 45% of Team Sledd’s outstanding equity, respectively. As contemplated by the Operating Agreement, it is anticipated that certain membership interests in Team Sledd will be redeemed over a six year period, or potentially longer, with such redemptions funded from the operations of Team Sledd. These redemptions would result in corresponding increases in the percentage of the outstanding equity of Team Sledd owned by AMCON.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

•

risks associated with the threat or occurrence of epidemics or pandemics (such as the recent COVID-19, or coronavirus outbreak) or other public health issues, including the imposition of governmental orders restricting our operations and the activities of our employees, suppliers and customers and the reduced demand for our goods and services, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations,

•

increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

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

IMPACT OF COVID-19 (CORONAVIRUS) ON OUR BUSINESS

In March 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic. The Company is designated by the Cybersecurity and Infrastructure Security Agency (CISA) of the Department of Homeland Security as a critical infrastructure supplier to the Convenience Store Industry.  Both of the Company’s business segments have continued to operate during the pandemic as vital suppliers of goods and services and the Company has taken certain proactive and precautionary steps to ensure the safety of its employees, customers and suppliers, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures and mandating remote working environments for certain employees. We cannot, however, predict the long-term effects on our business, including our financial position or results of operations, if  governmental restrictions such as Stay-At-Home Orders or other such directives continue for a prolonged period of time and materially disrupt our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the six months ended March 2020 other than the adoption of ASC 842 which did have a material impact on the Company’s consolidated balance sheet.

SECOND FISCAL QUARTER 2020 (Q2 2020)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2020 and March 2019:

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

Our Wholesale Segment offers retailers the ability to take advantage of manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, inventory optimization and merchandising expertise, information systems, and access to trade credit.

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

Our Retail Segment operates twenty-one retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akins”), and Earth Origins Market (“EOM”). These stores carry over 33,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, has a total of seven locations in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of six locations in Arkansas, Missouri, and Oklahoma. Earth Origins Market has a total of eight locations in Florida.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 2020:

	2020	2019	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$337,886,516	$310,715,873	$27,170,643	8.7
Cost of sales	317,193,063	290,126,453	27,066,610	9.3
Gross profit	20,693,453	20,589,420	104,033	0.5
Gross profit percentage	6.1%	6.6%

Operating expense	$19,303,791	$18,032,909	$1,270,882	7.0
Operating income	1,389,662	2,556,511	(1,166,849)	(45.6)
Interest expense	387,263	396,576	(9,313)	(2.3)
Income tax expense	333,000	673,000	(340,000)	(50.5)
Net income	699,319	1,523,215	(823,896)	(54.1)

BUSINESS SEGMENTS:
Wholesale
Sales	$324,891,865	$298,742,418	$26,149,447	8.8
Gross profit	16,159,058	15,878,750	280,308	1.8
Gross profit percentage	5.0%	5.3%
Retail
Sales	$12,994,651	$11,973,455	$1,021,196	8.5
Gross profit	4,534,395	4,710,670	(176,275)	(3.7)
Gross profit percentage	34.9%	39.3%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $6.9 million in Q2 2020 and $6.3 million in Q2 2019.

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

SALES – Q2 2020 vs. Q2 2019

Sales in our Wholesale Segment increased $26.1 million during Q2 2020 as compared to Q2 2019. Significant items impacting sales during Q2 2020 included a $9.3 million increase in sales related to price increases implemented by cigarette manufacturers, a $8.9 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”), a $4.4 million increase in sales related to the volume and mix of cigarette cartons sold and a $3.5 million increase in sales related to an increase in cigarette state excise taxes. Sales in our Retail Segment increased $1.0 million for Q2 2020 as compared to Q2 2019. Of this increase, approximately $1.2 million related to higher sales volumes in our existing stores which experienced a temporary increase in demand as customers restocked their home pantries in response to the COVID-19 pandemic. This increase was partially offset by a  $0.2 million decrease in sales volume related to the closure of one non-performing store in our Midwest market which was nearing the end of its lease term.

GROSS PROFIT – Q2 2020 vs. Q2 2019

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

Gross profit in our Wholesale Segment increased $0.3 million during Q2 2020 as compared to Q2 2019. Significant items impacting gross profit during Q2 2020 included a $0.9 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, offset by a $0.3 million decrease in gross profit related to the volume and mix of cigarette cartons sold and a $0.3 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods. Gross profit in our Retail Segment decreased $0.2 million during Q2 2020 as compared to Q2 2019 primarily related to lower gross margins in our existing stores as a result of variations in volume and product mix between the comparative periods and the closure of one non-performing store in our Midwest market.

OPERATING EXPENSE – Q2 2020 vs. Q2 2019

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q2 2020 operating expenses increased $1.3 million as compared to Q2 2019. Significant items impacting operating expenses during Q2 2020 included a $0.6 million increase in employee compensation and benefit costs, a $0.3 million increase in insurance costs, and a $0.4 million increase in other operational expenses.

INCOME TAX EXPENSE – Q2 2020 vs. Q2 2019

The change in the Q2 2020 income tax rate as compared to Q2 2019, was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods. On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s consolidated financial statements or related disclosures.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH 2020

	2020	2019	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$697,987,619	$655,449,793	$42,537,826	6.5
Cost of sales	656,449,455	614,228,235	42,221,220	6.9
Gross profit	41,538,164	41,221,558	316,606	0.8
Gross profit percentage	6.0%	6.3%

Operating expenses	38,981,987	36,598,132	2,383,855	6.5
Operating income	2,556,177	4,623,426	(2,067,249)	(44.7)
Interest expense	859,686	719,526	140,160	19.5
Income tax expense	582,000	1,175,000	(593,000)	(50.5)
Net income	1,151,188	2,768,536	(1,617,348)	(58.4)

BUSINESS SEGMENTS:
Wholesale
Sales	$674,896,473	$632,485,715	$42,410,758	6.7
Gross profit	33,745,852	31,950,084	1,795,768	5.6
Gross profit percentage	5.0%	5.1%
Retail
Sales	$23,091,146	$22,964,078	$127,068	0.6
Gross profit	7,792,312	9,271,474	(1,479,162)	(16.0)
Gross profit percentage	33.7%	40.4%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $13.0 million in Q2 2020 and $12.3 million in Q2 2019.

SALES – Six Months Ended March 2020

Sales in our Wholesale Segment increased $42.4 million for the six months ended March 2020 as compared to the same prior year period. Significant items impacting sales during the period included a $18.8 million increase in sales related to price increases implemented by cigarette manufacturers, a $18.4 million increase in sales related to higher sales volumes in our Other Products categories and a $7.3 million increase in sales related to an increase in cigarette state excise taxes. These increases were partially offset by a $2.1 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.1 million for the six months ended March 2020 as compared to the same prior year period. Of this increase, approximately $0.4 million related to higher sales volumes in our existing stores which experienced a temporary increase in demand as customers restocked their home pantries in response to the COVID-19 pandemic. This increase was partially offset by a $0.3 million decrease in sales volume related to the closure of one non-performing store in our Midwest market which was nearing the end of its lease term.

GROSS PROFIT – Six Months Ended March 2020

Gross profit in our Wholesale Segment increased $1.8 million for the six months ended March 2020 as compared to the same prior year period. Significant items impacting gross profit during the period included a $2.0 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, offset by a $0.2 million decrease in gross profit related to the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment decreased $1.5 million for the six months ended March 2020 as compared to the same prior year period primarily related to lower gross margins in our existing stores as a result of variations in volume and product mix between the comparative periods and the closure of one non-performing store in our Midwest market.

OPERATING EXPENSE – Six Months Ended March 2020

Operating expenses increased $2.4 million during the six months ended March 2020 as compared to the same prior year period. Significant items impacting operating expenses during the period included a $1.3 million increase in employee compensation and benefit costs, a $0.5 million increase in insurance costs, a $0.3 million increase in our provision for doubtful accounts, and a $0.5 million increase in other operational expenses, partially offset by a $0.2 million decrease in expenses in our Retail Segment. The change in our Retail Segment operating expenses was primarily related to reduced payroll and compensation costs and the closure of one non-performing store in our Midwest market.

INCOME TAX EXPENSE – Six Months Ended March 2020

The change in the income tax rate for the six months ended March 2020 as compared to the same prior year period was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods. On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. On March 20, 2020, the Company amended the Facility which was set to expire in November 2022. The significant terms of the newly amended Facility at March 2020 are as follows:

•	A March 2025 maturity date without a penalty for prepayment.

•	$110.0 million revolving credit limit.

•	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

•	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

•

Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

•

The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. In no event shall LIBOR be less than 100 basis points.

•	Lending limits subject to accounts receivable and inventory limitations.

•	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

•	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

•

A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge ratio was over 1.0 for the trailing twelve months.

•

Provides that the Company may use up to $3.5 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments.  Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $3.5 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2020 was $89.6 million, of which $43.2 million was outstanding, leaving $46.4 million available.

At March 2020, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.63% at March 2020. For the six months ended March 2020, our peak borrowings under the Facility were $71.6 million, and our average borrowings and average availability under the Facility were $42.9 million and $30.0 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at March 2020. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividends Payments

The Company paid cash dividends on its common stock totaling $0.3 million and $0.4 million for the three and six month periods ended March 2020, respectively, and $0.3 million and $0.4 million for the three and six month periods ended March 2019, respectively.

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

The recent COVID-19 pandemic has fundamentally changed the operating environment for the foreseeable future. While both of our businesses are considered essential services and remain open, the Company cannot predict the long term impact on its workforce, supply chain, or customer base, particularly as it relates to trade credit risk and customer liquidity/solvency.

Additionally, the Company does not currently hedge its exposure to interest rate risk or fuel costs and significant price movements in these areas can and do impact the Company’s profitability.

The Company believes it has  sufficient liquidity and access to capital.  The operating environment, however, is fluid and changing on a daily basis and it remains unclear how costs, revenues, profitability, or cash flows in future periods will be impacted. Accordingly, a further deterioration in economic conditions could materially impact the Company’s future revenue streams as well as its ability to collect on customer accounts receivable or secure bank credit.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

•	A Major Epidemic or Pandemic or other Widespread Public Health Issue Could Adversely Affect Our Results of Operations and Financial Condition.

The emergence and spread of a major epidemic or pandemic (such as the recent COVID-19, or coronavirus) or other widespread public health issue could affect our employees, suppliers and/or customers and cause disruption in our operations including, but not limited to, travel restrictions, temporary closing of one or more of our distribution warehouses or retail stores, labor shortages, business shutdowns, or regional quarantines.  These disruptions could negatively affect our ability to service our customers, could contribute to adverse economic conditions including decreases in demand for the products we distribute, resulting in lower sales and profitability, or could present increased credit risk to the Company from customer credit defaults resulting from an economic downturn. In addition to the potential operational risks described above, disruptions caused by a widespread public health issue could present increased reputational risk to the Company or result in legal claims or costly response measures.

There have been no other  material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended March 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
January 1 - 31, 2020	13	$78.17	13	74,987
February 1 - 29, 2020	195	$76.24	195	74,792
March 1 - 31, 2020	99	$72.84	99	74,693
Total	307	$75.22	307	74,693

*  In December 2019, the Company’s Board of Directors replenished the existing share repurchase authority to authorize purchases of up to 75,000 shares of the Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1

Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 20, 2020, between AMCON Distributing Company and Bank of America (incorporatd by reference to Exhibit 10.1 of AMCON’s From 8-K filed on March 24, 2020)

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 20, 2020	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 20, 2020	/s/ Andrew C. Plummer
Andrew C. Plummer,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)