Form 10-Q
period 2020-06-30
AMCON DISTRIBUTING CO
filed 2020-07-20
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to _________

Commission File Number 1-15589

(Exact name of registrant as specified in its charter)

Delaware	47-0702918
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7405 Irvington Road, Omaha NE	68122
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (402) 331-3727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	DIT	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧

Smaller reporting company ⌧Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ◻  No ⌧

The Registrant had 564,878 shares of its $.01 par value common stock outstanding as of July 17, 2020.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2020 and September 30, 2019

	June	September
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$596,564	$337,704
Accounts receivable, less allowance for doubtful accounts of $1.2 million at June 2020 and $0.9 million at September 2019	33,626,042	24,665,620
Inventories, net	82,009,219	102,343,517
Income taxes receivable	—	350,378
Prepaid and other current assets	7,259,528	7,148,459
Total current assets	123,491,353	134,845,678

Property and equipment, net	18,236,033	17,655,415
Operating lease right-of-use assets, net	19,705,044	—
Note receivable	3,500,000	—
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	500,000
Equity method investment	6,648,666	—
Other assets	399,943	273,579
Total assets	$176,917,989	$157,711,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,719,129	$18,647,572
Accrued expenses	7,067,083	8,577,972
Accrued wages, salaries and bonuses	2,968,148	3,828,847
Income taxes payable	480,649	—
Current operating lease liabilities	5,486,963	—
Current maturities of long-term debt	546,657	532,747
Total current liabilities	37,268,629	31,587,138

Credit facility	56,384,002	60,376,714
Deferred income tax liability, net	1,820,511	1,823,373
Long-term operating lease liabilities	14,578,728	—
Long-term debt, less current maturities	2,713,798	3,125,644
Other long-term liabilities	167,755	42,011

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 564,878 shares outstanding at June 2020 and 552,614 shares outstanding at September 2019	8,697	8,561
Additional paid-in capital	24,250,873	23,165,639
Retained earnings	68,657,375	66,414,397
Treasury stock at cost	(28,932,379)	(28,831,855)
Total shareholders’ equity	63,984,566	60,756,742
Total liabilities and shareholders’ equity	$176,917,989	$157,711,622

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2020 and 2019

	For the three months ended June		For the nine months ended June
	2020	2019	2020	2019
Sales (including excise taxes of $103.6 million and $98.0 million, and $285.1 million and $274.0 million, respectively)	$396,854,324	$369,981,516	$1,094,841,943	$1,025,431,309
Cost of sales	375,202,044	349,455,624	1,031,651,499	963,683,859
Gross profit	21,652,280	20,525,892	63,190,444	61,747,450
Selling, general and administrative expenses	18,377,641	18,513,048	55,843,266	53,861,943
Depreciation and amortization	801,683	620,142	2,318,045	1,869,378
	19,179,324	19,133,190	58,161,311	55,731,321
Operating income	2,472,956	1,392,702	5,029,133	6,016,129

Other expense (income):
Interest expense	461,581	381,469	1,321,267	1,100,995
Other (income), net	(42,525)	(15,446)	(79,222)	(55,081)
	419,056	366,023	1,242,045	1,045,914
Income from operations before income taxes	2,053,900	1,026,679	3,787,088	4,970,215
Income tax expense	586,000	361,000	1,168,000	1,536,000
Equity method investment earnings, net of tax	111,666	—	111,666	—
Net income available to common shareholders	$1,579,566	$665,679	$2,730,754	$3,434,215

Basic earnings per share available to common shareholders	$2.79	$1.12	$4.84	$5.65
Diluted earnings per share available to common shareholders	$2.77	$1.10	$4.79	$5.56

Basic weighted average shares outstanding	565,483	592,768	564,578	607,505
Diluted weighted average shares outstanding	569,902	606,278	569,873	617,887

Dividends declared and paid per common share	$0.18	$0.18	$0.82	$0.82

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and nine months ended June 30, 2020 and 2019

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED JUNE 2019
Balance, April 1, 2019	856,039	$8,561	(263,271)	$(24,511,598)	$23,148,372	$66,203,466	$64,848,801
Dividends on common stock, $0.18 per share	—	—	—	—	—	(111,766)	(111,766)
Compensation expense and issuance of stock in connection with equity-based awards	—	—	—	—	36,801	—	36,801
Repurchase of common stock	—	—	(1)	(141)	—	—	(141)
Net income	—	—	—	—	—	665,679	665,679
Balance, June 30, 2019	856,039	$8,561	(263,272)	$(24,511,739)	$23,185,173	$66,757,379	$65,439,374

THREE MONTHS ENDED JUNE 2020
Balance, April 1, 2020	869,367	$8,692	(303,841)	$(28,863,654)	$24,224,145	$67,184,900	$62,554,083
Dividends on common stock, $0.18 per share	—	—	—	—	—	(107,091)	(107,091)
Compensation expense and issuance of stock in connection with equity-based awards	500	5	—	—	26,728	—	26,733
Repurchase of common stock	—	—	(1,148)	(68,725)	—	—	(68,725)
Net income	—	—	—	—	—	1,579,566	1,579,566
Balance, June 30, 2020	869,867	$8,697	(304,989)	$(28,932,379)	$24,250,873	$68,657,375	$63,984,566

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
NINE MONTHS ENDED JUNE 2019
Balance, October 1, 2018	844,089	$8,441	(228,312)	$(21,324,752)	$22,069,098	$63,848,030	$64,600,817
Dividends on common stock, $0.82 per share	—	—	—	—	—	(524,866)	(524,866)
Compensation expense and issuance of stock in connection with equity-based awards	11,950	120	—	—	1,116,075	—	1,116,195
Repurchase of common stock	—	—	(34,960)	(3,186,987)	—	—	(3,186,987)
Net income	—	—	—	—	—	3,434,215	3,434,215
Balance, June 30, 2019	856,039	$8,561	(263,272)	$(24,511,739)	$23,185,173	$66,757,379	$65,439,374

NINE MONTHS ENDED JUNE 2020
Balance, October 1, 2019	856,039	$8,561	(303,425)	$(28,831,855)	$23,165,639	$66,414,397	$60,756,742
Dividends on common stock, $0.82 per share	—	—	—	—	—	(487,776)	(487,776)
Compensation expense and issuance of stock in connection with equity-based awards	13,828	136	—	—	1,085,234	—	1,085,370
Repurchase of common stock	—	—	(1,564)	(100,524)	—	—	(100,524)
Net income	—	—	—	—	—	2,730,754	2,730,754
Balance, June 30, 2020	869,867	$8,697	(304,989)	$(28,932,379)	$24,250,873	$68,657,375	$63,984,566

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2020 and 2019

	June	June
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,730,754	$3,434,215
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	2,318,045	1,827,711
Amortization	—	41,667
Equity method investment earnings, net of income tax	(111,666)	—
Loss (gain) on sales of property and equipment	17,042	(15,376)
Equity-based compensation	765,704	1,035,128
Deferred income taxes	(2,862)	112,439
Provision for losses on doubtful accounts	349,000	179,000
Inventory allowance	182,218	454,357

Changes in assets and liabilities:
Accounts receivable	(9,309,422)	(3,209,941)
Inventories	20,152,080	11,468,718
Prepaid and other current assets	(373,414)	(5,698,021)
Other assets	(126,364)	19,712
Accounts payable	2,040,386	2,485,721
Accrued expenses and accrued wages, salaries and bonuses	(1,424,472)	(1,460,935)
Other long-term liabilities	125,744	2,967
Income taxes payable and receivable	794,027	157,836
Net cash flows from (used in) operating activities	18,126,800	10,835,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,901,134)	(3,385,977)
Proceeds from sales of property and equipment	16,600	56,200
Investment in equity method investee	(6,500,000)	—
Issuance of note receivable	(3,500,000)	—
Net cash flows from (used in) investing activities	(12,884,534)	(3,329,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,083,878,207	1,022,309,940
Repayments under revolving credit facility	(1,087,870,919)	(1,025,624,006)
Principal payments on long-term debt	(397,936)	(686,139)
Proceeds from exercise of stock options	25,750	—
Repurchase of common stock	(100,524)	(3,186,987)
Dividends on common stock	(487,776)	(524,866)
Settlement and withholdings of equity-based awards	(30,208)	—
Net cash flows from (used in) financing activities	(4,983,406)	(7,712,058)
Net change in cash	258,860	(206,637)
Cash, beginning of period	337,704	520,644
Cash, end of period	$596,564	$314,007

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,387,381	$1,140,562
Cash paid during the period for income taxes	376,835	1,265,725

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$100,424	$91,838
Issuance of common stock in connection with the vesting and exercise of equity-based awards	990,653	1,005,792

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

●	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers in 26 states and primarily operate in the Central, Rocky Mountain, and Mid-South regions of the United States.

●	Our retail health food segment (“Retail Segment”) operates twenty-one health food retail stores located throughout the Midwest and Florida.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2020 and June 30, 2019 have been referred to throughout this quarterly report as Q3 2020 and Q3 2019, respectively. The fiscal balance sheet dates as of June 30, 2020 and September 30, 2019 have been referred to as June 2020 and September 2019, respectively.

SIGNIFICANT ACCOUNTING POLICIES

Equity Method Investment

The Company uses the equity method to account for its investment in an investee if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss (net of income taxes) of the investee is included in consolidated net earnings. Judgment regarding the level of influence over its equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing its equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and future prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified. See Note 5 (Equity Method Investment) for further information relating to the Company’s equity method investment.

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)”. Accounting Standards Codification Topic (“ASC”) 842 superseded the lease accounting requirements in “ASC 840 - Leases”. The most significant among the changes in ASU 2016-02 is the recognition of right-of-use (“ROU”) assets and corresponding lease liabilities for leases classified as operating leases. The accounting for finance leases, which were classified as capital leases under historical GAAP, remains substantially unchanged. The lease liabilities are equal to the present value of the remaining lease payments while the ROU asset is determined based on the amount of the lease liability, plus initial direct costs incurred less lease incentives. The Company elected the optional transition method to apply ASU 2016-02 prospectively at adoption during the Company’s first quarter of fiscal year 2020 (“Q1 2020”), which resulted in recognition of ROU assets of approximately $21.9 million, lease liabilities of $22.2 million, and a decrease of deferred rent recorded under ASC 840 of $0.3 million. The adoption of ASC 842 did not have a material effect on the Company’s consolidated statements of operations or cash flows. Comparative periods presented in the financial statements prior to Q1 2020 continue to be presented under ASC 840. The adoption of ASC 842 did not have a material impact on the Company’s debt-covenant compliance under its revolving credit facility.

In accordance with an accounting policy election under ASC 842, the Company does not recognize assets or liabilities for leases with an initial term of twelve months or less as these short-term lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term. The Company elected the package of practical expedients within ASC 842 that allows an entity to not reassess, prior to the effective date, (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. The Company also elected the practical expedient to account for non-lease components as part of the lease for all asset classes.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting as the market transitions from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments in this update were effective upon issuance for all entities through December 31, 2022. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

2. INVENTORIES

Inventories consisted of finished goods and are stated at the lower of cost (determined on a FIFO basis for our wholesale segment and using the retail method for our retail segment) or net realizable value. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.2 million at June 2020 and $1.0 million at September 2019. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

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

Leases consist of the following:

Assets	Classification	June 2020
Operating	Operating lease right-of-use assets	$19,705,044

Liabilities
Current:
Operating	Operating lease liabilities	$5,486,963
Non-current:
Operating	Long-term operating lease liabilities	14,578,728
Total lease liabilities		$20,065,691

The components of lease costs were as follows:

Total
THREE MONTHS ENDED JUNE 2020
Operating lease cost	$1,674,003
Short-term lease cost	79,334
Variable lease cost	82,092
Net lease cost	$1,835,429

Total
NINE MONTHS ENDED JUNE 2020
Operating lease cost	$5,005,627
Short-term lease cost	246,776
Variable lease cost	251,319
Net lease cost	$5,503,722

Maturities of lease liabilities as of June 2020 were as follows:

Operating Leases
2020	$6,177,926
2021	5,223,564
2022	4,031,833
2023	3,200,980
2024	1,878,839
2025 and thereafter	1,345,755
Total lease payments	21,858,897
Less: interest	(1,793,206)
Present value of lease liabilities	$20,065,691

Weighted-average remaining lease term and weighted-average discount rate information regarding the Company’s leases were as follows:

Lease Term	June 2020
Weighted-average remaining lease term (years):
Operating	4.4
Discount Rate
Weighted-average discount rate:
Operating	4.04%

Other information regarding the Company’s leases were as follows:

For the nine months ended June 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$4,949,672
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$2,188,685

Future minimum operating lease payments as of September 2019, as reported in the 2019 Form 10-K under ASC 840, were as follows:

Operating
Fiscal Year Ending	Leases
2020	$6,468,837
2021	5,418,617
2022	4,299,261
2023	3,216,671
2024	2,456,810
Thereafter	2,387,618
Total minimum lease payments	$24,247,814

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill by reporting segment of the Company consisted of the following:

	June	September
	2020	2019
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets of the Company consisted of the following:

	June	September
	2020	2019
Trademarks and tradenames (Retail Segment)	$500,000	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both June 2020 and September 2019. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2019.

5. EQUITY METHOD INVESTMENT

In April 2020, the Company completed its previously announced transaction with Chas. M. Sledd Company (“Sledd”), a West Virginia wholesale distributor serving the convenience store industry, to jointly own and operate a limited liability company (“Team Sledd”) formed for the purpose of owning and operating Sledd’s wholesale distribution business. In conjunction with the transaction, Sledd contributed substantially all of its assets and stated liabilities to Team Sledd, while the Company contributed $10.0 million in cash, of which $6.5 million was structured as equity and $3.5 million was structured as a secured loan to Team Sledd which is subordinate to the liens of Team Sledd's existing secured lenders.

At June 2020, AMCON owned approximately 44% of Team Sledd’s outstanding equity, with a carrying value of $6.6 million. For the three months ended June 2020, the Company recognized $0.1 million in equity in earnings (net of income taxes) from its investment in Team Sledd. The Company’s secured loan to Team Sledd had a carrying value of $3.5 million as of June 2020.

6. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million and $0.5 million for the three and nine month periods ended June 2020, respectively, and $0.1 million and $0.5 million for the three and nine month periods ended June 2019, respectively.

7. EARNINGS PER SHARE

Basic earnings per share available to common shareholders is calculated by dividing net income by the weighted average common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing income from operations by the sum of the weighted average common shares outstanding and the weighted average dilutive equity awards.

	For the three months ended June
	2020		2019
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	565,483	565,483	592,768	592,768
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	4,419	—	13,510
Weighted average number of shares outstanding	565,483	569,902	592,768	606,278
Net income available to common shareholders	$1,579,566	$1,579,566	$665,679	$665,679

Net earnings per share available to common shareholders	$2.79	$2.77	$1.12	$1.10

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

	For the nine months ended June
	2020		2019
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	564,578	564,578	607,505	607,505
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	5,295	—	10,382
Weighted average number of shares outstanding	564,578	569,873	607,505	617,887
Net income available to common shareholders	$2,730,754	$2,730,754	$3,434,215	$3,434,215

Net earnings per share available to common shareholders	$4.84	$4.79	$5.65	$5.56

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

8. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank participating in a loan syndication.

The Facility included the following significant terms at June 2020:

●	A March 2025 maturity date without a penalty for prepayment.

●	$110.0 million revolving credit limit.

●	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

●	Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent successor rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. In no event shall LIBOR be less than 100 basis points.

●	Lending limits subject to accounts receivable and inventory limitations.

●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge coverage ratio was over 1.0 for the trailing twelve months.

●	Provides that the Company may use up to $3.5 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $3.5 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2020 was $95.0 million, of which $56.4 million was outstanding, leaving $38.6 million available.

At June 2020, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.42% at June 2020. For the nine months ended June 2020, our peak borrowings under the Facility were $72.7 million, and our average borrowings and average availability under the Facility were $50.1 million and $30.8 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at June 2020. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

9. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores’ operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the “Other” column are intercompany eliminations, and assets held and charges incurred and income earned by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income (loss) before taxes.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2020
External revenues:
Cigarettes	$276,348,474	$—	$—	$276,348,474
Tobacco	59,487,110	—	—	59,487,110
Confectionery	20,614,034	—	—	20,614,034
Health food	—	11,538,319	—	11,538,319
Foodservice & other	28,866,387	—	—	28,866,387
Total external revenue	385,316,005	11,538,319	—	396,854,324
Depreciation	452,025	349,658	—	801,683
Amortization	—	—	—	—
Operating income (loss)	4,350,347	(159,706)	(1,717,685)	2,472,956
Interest expense	31,623	—	429,958	461,581
Income (loss) from operations before taxes	4,329,679	(157,273)	(2,118,506)	2,053,900
Equity method investment earnings, net of tax	—	—	111,666	111,666
Total assets	146,782,772	19,584,013	10,551,204	176,917,989
Capital expenditures	575,462	174,374	—	749,836

THREE MONTHS ENDED JUNE 2019
External revenue:
Cigarettes	$255,049,572	$—	$—	$255,049,572
Tobacco	52,014,713	—	—	52,014,713
Confectionery	22,541,448	—	—	22,541,448
Health food	—	11,037,533	—	11,037,533
Foodservice & other	29,338,250	—	—	29,338,250
Total external revenue	358,943,983	11,037,533	—	369,981,516
Depreciation	350,701	259,024	—	609,725
Amortization	10,417	—	—	10,417
Operating income (loss)	3,592,787	(702,888)	(1,497,197)	1,392,702
Interest expense	36,240	—	345,229	381,469
Income (loss) from operations before taxes	3,569,182	(700,076)	(1,842,427)	1,026,679
Total assets	120,567,974	17,187,420	186,822	137,942,216
Capital expenditures	757,993	347,790	—	1,105,783

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2020
External revenue:
Cigarettes	$750,264,131	$—	$—	$750,264,131
Tobacco	165,443,803	—	—	165,443,803
Confectionery	59,477,946	—	—	59,477,946
Health food	—	34,629,465	—	34,629,465
Foodservice & other	85,026,598	—	—	85,026,598
Total external revenue	1,060,212,478	34,629,465	—	1,094,841,943
Depreciation	1,327,431	990,614	—	2,318,045
Amortization	—	—	—	—
Operating income (loss)	10,907,179	(1,216,491)	(4,661,555)	5,029,133
Interest expense	98,187	—	1,223,080	1,321,267
Income (loss) from operations before taxes	10,852,250	(1,209,665)	(5,855,497)	3,787,088
Equity method investment earnings, net of tax	—	—	111,666	111,666
Total assets	146,782,772	19,584,013	10,551,204	176,917,989
Capital expenditures	1,808,162	1,124,143	—	2,932,305

NINE MONTHS ENDED JUNE 2019
External revenue:
Cigarettes	$704,983,203	$—	$—	$704,983,203
Tobacco	144,875,098	—	—	144,875,098
Confectionery	60,352,104	—	—	60,352,104
Health food	—	34,001,611	—	34,001,611
Foodservice & other	81,219,293	—	—	81,219,293
Total external revenue	991,429,698	34,001,611	—	1,025,431,309
Depreciation	1,093,005	734,706	—	1,827,711
Amortization	41,667	—	—	41,667
Operating income (loss)	11,093,779	(489,288)	(4,588,362)	6,016,129
Interest expense	110,837	—	990,158	1,100,995
Income (loss) from operations before taxes	11,030,865	(482,128)	(5,578,522)	4,970,215
Total assets	120,567,974	17,187,420	186,822	137,942,216
Capital expenditures	2,366,666	1,109,896	—	3,476,562

10. COMMON STOCK REPURCHASES

The Company repurchased a total of 1,148 and 1,564 shares of its common stock during the three and nine months ended June 2020, respectively, for cash totaling approximately $0.1 million in each respective period. For the nine months ended June 2019, the Company repurchased a total of 34,960 shares of its common stock for approximately $3.2 million. All repurchased shares were recorded in treasury stock at cost.

11. IMPACT OF COVID-19

In March 2020, the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic. The Company is designated as a critical infrastructure supplier to the Convenience Store Industry. Both of the Company’s business segments have continued to operate during the pandemic as essential suppliers of goods and services and the Company has taken certain proactive and precautionary steps to ensure the safety of its employees, customers and suppliers, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures and mandating remote working environments for certain employees.

The Company continues to monitor medical, regulatory and consumer developments as more communities reopen, however, we cannot predict the long-term effects on our business, including our financial position or results of operations, if governmental restrictions such as Stay-At-Home orders or other such directives continue or are reinstated for a prolonged period of time and materially disrupt our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with the threat or occurrence of epidemics or pandemics (such as the recent COVID-19 or coronavirus outbreak) or other public health issues, including the continued health of our employees and management, the imposition of governmental orders restricting our operations and the activities of our employees, suppliers and customers and the reduced demand for our goods and services, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations, or increased credit risk from customer credit defaults resulting from an economic downturn,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,
●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact of ongoing trade tariffs may have on our product costs or on consumer disposable income and demand,

●	increases in expenses associated with operating a refrigerated trucking fleet,

●	the risks associated with a competitive labor market, particularly for truck drivers and warehouse workers, which may impact our ability to recruit and retain employees and result in higher employee compensation costs,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

●	higher commodity prices and general inflation which could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), state or local governmental agencies, or other parties,

●	increases in manufacturer prices,

●	increases in inventory carrying costs and customer credit risks,

●	changes in promotional and incentive programs offered by manufacturers,

●	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters and domestic or political unrest,

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

IMPACT OF COVID-19 (CORONAVIRUS) ON OUR BUSINESS

In March 2020, the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic. The Company is designated as a critical infrastructure supplier to the Convenience Store Industry. Both of the Company’s business segments have continued to operate during the pandemic as essential suppliers of goods and services and the Company has taken certain proactive and precautionary steps to ensure the safety of its employees, customers and suppliers, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures and mandating remote working environments for certain employees.

As of June 2020, most retailers served by the Company’s wholesale segment had reopened and been experiencing improved store traffic and sales attributable to consumers re-emerging from Stay-At-Home orders, however the sales mix, including foodservice sales, remain challenging. Our retail health food segment did experience an increase in customer traffic during Q3 2020 related to home-pantry building in response to the COVID-19 pandemic and the closure of competitors.

The Company continues to monitor medical, regulatory and consumer developments as more communities reopen, however, we cannot predict the long-term effects on our business, including our financial position or results of operations, if governmental restrictions such as Stay-At-Home orders or other such directives continue or are reinstated for a prolonged period of time and materially disrupt our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the nine months ended June 2020 other than the adoption of ASC 842 which did have a material impact on the Company’s consolidated balance sheet.

THIRD FISCAL QUARTER 2020 (Q3 2020)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2020 and June 2019:

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 2020:

	2020	2019	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$396,854,324	$369,981,516	$26,872,808	7.3
Cost of sales	375,202,044	349,455,624	25,746,420	7.4
Gross profit	21,652,280	20,525,892	1,126,388	5.5
Gross profit percentage	5.5%	5.5%

Operating expense	$19,179,324	$19,133,190	$46,134	0.2
Operating income	2,472,956	1,392,702	1,080,254	77.6
Interest expense	461,581	381,469	80,112	21.0
Income tax expense	586,000	361,000	225,000	62.3
Net income	1,579,566	665,679	913,887	137.3

BUSINESS SEGMENTS:
Wholesale
Sales	$385,316,005	$358,943,983	$26,372,022	7.3
Gross profit	17,564,000	16,609,828	954,172	5.7
Gross profit percentage	4.6%	4.6%
Retail
Sales	$11,538,319	$11,037,533	$500,786	4.5
Gross profit	4,088,280	3,916,064	172,216	4.4
Gross profit percentage	35.4%	35.5%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $6.8 million in Q3 2020 and $6.7 million in Q3 2019.

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

SALES – Q3 2020 vs. Q3 2019

Sales in our Wholesale Segment increased $26.4 million during Q3 2020 as compared to Q3 2019. Significant items impacting sales during Q3 2020 included a $10.2 million increase in sales related to price increases implemented by cigarette manufacturers, a $6.6 million increase in sales related to the volume and mix of cigarette cartons sold, a $5.1 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”), and a $4.5 million increase in sales related to an increase in cigarette state excise taxes. Sales in our Retail Segment increased $0.5 million for Q3 2020 as compared to Q3 2019. Of this increase, approximately $0.8 million related to higher sales volumes in our existing stores which have experienced an increase in customer traffic related to home-pantry building in response to the COVID-19 pandemic and the closure of competitors. This increase was partially offset by a $0.3 million decrease in sales volume related to the closure of one non-performing store in our Midwest market which was nearing the end of its lease term.

GROSS PROFIT – Q3 2020 vs. Q3 2019

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

Gross profit in our Wholesale Segment increased $1.0 million during Q3 2020 as compared to Q3 2019. Significant items impacting gross profit during Q3 2020 included a $0.3 million increase in gross profit related to the volume and mix of cigarette cartons sold, a $0.3 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods, and a $0.4 million increase in gross profit related to higher sales volumes and promotions in our Other Products category. Gross profit in our Retail Segment increased $0.2 million during Q3 2020 as compared to Q3 2019 primarily related to higher gross margins in our existing stores as a result of variations in volume and product mix between the comparative periods, partially offset by the closure of one non-performing store in our Midwest market.

OPERATING EXPENSE – Q3 2020 vs. Q3 2019

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q3 2020 operating expenses were even with Q3 2019. Significant items impacting operating expenses during Q3 2020 included a $0.4 million increase in employee compensation and benefit costs and a $0.4 million increase in health insurance costs. These increases were offset by a $0.4 million decrease in other operational expenses and a $0.4 million decrease in expenses in our Retail Segment. The change in our Retail Segment operating expenses was primarily related to reduced payroll and compensation costs and the closure of one non-performing store in our Midwest market.

INCOME TAX EXPENSE – Q3 2020 vs. Q3 2019

The change in the Q3 2020 income tax rate as compared to Q3 2019, was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE 2020

	2020	2019	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$1,094,841,943	$1,025,431,309	$69,410,634	6.8
Cost of sales	1,031,651,499	963,683,859	67,967,640	7.1
Gross profit	63,190,444	61,747,450	1,442,994	2.3
Gross profit percentage	5.8%	6.0%

Operating expenses	58,161,311	55,731,321	2,429,990	4.4
Operating income	5,029,133	6,016,129	(986,996)	(16.4)
Interest expense	1,321,267	1,100,995	220,272	20.0
Income tax expense	1,168,000	1,536,000	(368,000)	(24.0)
Net income	2,730,754	3,434,215	(703,461)	(20.5)

BUSINESS SEGMENTS:
Wholesale
Sales	$1,060,212,478	$991,429,698	$68,782,780	6.9
Gross profit	51,309,852	48,559,911	2,749,941	5.7
Gross profit percentage	4.8%	4.9%
Retail
Sales	$34,629,465	$34,001,611	$627,854	1.8
Gross profit	11,880,592	13,187,539	(1,306,947)	(9.9)
Gross profit percentage	34.3%	38.8%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $19.8 million for the nine month period ended June 2020 and $19.0 million for the nine month period ended June 2019.

SALES – Nine Months Ended June 2020

Sales in our Wholesale Segment increased $68.8 million for the nine months ended June 2020 as compared to the same prior year period. Significant items impacting sales during the period included a $29.0 million increase in sales related to price increases implemented by cigarette manufacturers, a $23.5 million increase in sales related to higher sales volumes in our Other Products categories, a $11.8 million increase in sales related to an increase in cigarette state excise taxes and a $4.5 million increase in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.6 million for the nine months ended June 2020 as compared to the same prior year period. Of this increase, approximately $1.1 million related to higher sales volumes in our existing stores which have experienced an increase in customer traffic related to home-pantry building in response to the COVID-19 pandemic and the closure of competitors. This increase was partially offset by a $0.5 million decrease in sales volume related to the closure of one non-performing store in our Midwest market which was nearing the end of its lease term.

GROSS PROFIT – Nine Months Ended June 2020

Gross profit in our Wholesale Segment increased $2.7 million for the nine months ended June 2020 as compared to the same prior year period. Significant items impacting gross profit during the period included a $2.3 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, a $0.3 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods and a $0.1 million increase in gross profit related to the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment decreased $1.3 million for the nine months ended June 2020 as compared to the same prior year period primarily related to lower gross margins in our existing stores as a result of variations in volume and product mix between the comparative periods and the closure of one non-performing store in our Midwest market.

OPERATING EXPENSE – Nine Months Ended June 2020

Operating expenses increased $2.4 million during the nine months ended June 2020 as compared to the same prior year period. Significant items impacting operating expenses during the period included a $1.6 million increase in employee compensation and benefit costs, a $0.5 million increase in health insurance costs, a $0.7 million increase in other insurance costs, and a $0.2 million increase in our provision for doubtful accounts, partially offset by a $0.6 million decrease in expenses in our Retail Segment. The change in our Retail Segment operating expenses was primarily related to $0.4 million of reduced payroll and compensation costs and $0.2 million related to the closure of one non-performing store in our Midwest market.

INCOME TAX EXPENSE – Nine Months Ended June 2020

The change in the income tax rate for the nine months ended June 2020 as compared to the same prior year period was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

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

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank participating in the loan syndication. The Facility included the following significant terms at June 2020:

●	A March 2025 maturity date without a penalty for prepayment.

●	$110.0 million revolving credit limit.

●	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

●	Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. In no event shall LIBOR be less than 100 basis points.

●	Lending limits subject to accounts receivable and inventory limitations.

●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge ratio was over 1.0 for the trailing twelve months.

●	Provides that the Company may use up to $3.5 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $3.5 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2020 was $95.0 million, of which $56.4 million was outstanding, leaving $38.6 million available.

At June 2020, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.42% at June 2020. For the nine months ended June 2020, our peak borrowings under the Facility were $72.7 million, and our average borrowings and average availability under the Facility were $50.1 million and $30.8 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO Harris Bank (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at June 2020. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.1 million and $0.5 million for the three and nine month periods ended June 2020, respectively, and $0.1 million and $0.5 million for the three and nine month periods ended June 2019, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Other

As permitted by the SEC, our assessment of internal control over financial reporting excludes (i) internal control over financial reporting of equity method investees and (ii) internal control over the preparation of any financial statement schedules which would be required by Article 12 of Regulation S-X. However, our assessment of internal control over financial reporting with respect to equity method investees did include controls over the recording of amounts related to our investment that are recorded in the consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

Changes in Internal Control Over Financial Reporting

Except as described above under “Other” in Part I, Item 4., there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

●	A Major Epidemic or Pandemic or other Widespread Public Health Issue Could Adversely Affect Our Results of Operations and Financial Condition.

The emergence and spread of a major epidemic or pandemic (such as the recent COVID-19 or coronavirus) or other widespread public health issue could affect our employees, suppliers and/or customers and cause disruption in our operations including, but not limited to, travel restrictions, temporary closing of one or more of our distribution warehouses or retail stores, labor shortages, business shutdowns, or regional quarantines. These disruptions could negatively affect our ability to service our customers, could contribute to adverse economic conditions including decreases in demand for the products we distribute, resulting in lower sales and profitability, or could present increased credit risk to the Company from customer credit defaults resulting from an economic downturn. In addition to the potential operational risks described above, disruptions caused by a widespread public health issue could present increased reputational risk to the Company or result in legal claims or costly response measures.

There have been no other material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended June 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
April 1 - 30, 2020	38	$62.98	38	74,962
May 1 - 31, 2020	317	$56.99	317	74,645
June 1 - 30, 2020	793	$59.48	793	73,852
Total	1,148	$58.91	1,148	73,852

*

In April 2020, the Company’s Board of Directors replenished the existing share repurchase authority to authorize purchases of up to 75,000 shares of the Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 20, 2020	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 20, 2020	/s/ Andrew C. Plummer
Andrew C. Plummer,
President and Chief Financial Officer
(Principal Financial and Accounting Officer)