Form 10-K
period 2020-09-30
AMCON DISTRIBUTING CO
filed 2020-11-09
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 1-15589

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0702918 (I.R.S. Employer Identification No.)

7405 Irvington Road, Omaha NE (Address of principal executive offices)	68122 (Zip Code)

Registrant’s telephone number, including area code:

(402) 331-3727

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	DIT	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ⌧

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2020 was $11,353,860 computed by reference to the $63.00 closing price of such common stock equity on March 31, 2020.

As of November 6, 2020 there were 551,437 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2020 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2020 and 2019 fiscal years ended September 30, are herein referred to as fiscal 2020 and fiscal 2019, respectively. The fiscal year-end balance sheet dates of September 30, 2020 and September 30, 2019 are referred to herein as September 2020 and September 2019, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,100 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2019, Convenience Store News ranked us as the eighth (8th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment offers retailers the ability to take advantage of manufacturer and Company sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, inventory optimization and merchandising expertise, information systems, and accessing trade credit.

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 685,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kelloggs, Kraft, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Our Retail Segment operates twenty-one retail health food stores as Chamberlin’s Natural Foods (Chamberlin’s), Akin’s Natural Foods (Akin’s), and Earth Origins Market (EOM). These stores carry over 33,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, has a total of seven locations in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of six locations in Arkansas, Missouri, and Oklahoma. EOM has a total of eight locations in Florida.

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

The wholesale distribution industry is highly fragmented and historically has consisted of a small number of large, full service wholesale distributors serving multiple geographic regions and a large number of small, privately-owned businesses. Relative to smaller competitors, large distributors such as our Company benefit from several competitive advantages including: increased purchasing power, the ability to service large chain accounts, economies of scale in sales and operations, and the resources to invest in information technology and other productivity-enhancing technologies.

Broad Product Selection

Our retail health foods business prides itself in carrying a broad and superior-quality selection of organic and natural food products and vitamin supplements. The breadth of our product offerings, combined with highly trained and knowledgeable in-store associates, has created a loyal customer following where our stores are sought out destinations, providing a personalized shopping experience.

BUSINESS STRATEGY

Our business strategy focuses on short, medium, and long term objectives designed to create shareholder value. Our strategic objectives are:

●	Maximizing liquidity and generating cash flow from operations in the short term.
●	Developing new customer focused technology applications, expanding our foodservice platform, and investing in our infrastructure in the medium term.
●	Growing both organically and through acquisitions, and expanding our geographic footprint in the long term.

To execute this strategy, our Company has rigorous operational processes in place designed to control costs, manage credit risk, monitor inventory levels, and maintain maximum liquidity. The success of our strategy, however, is ultimately dependent on our ability to provide superior service, develop leading edge technologies, and maintain an exceptional array of product offerings.

PRINCIPAL PRODUCTS

The sales of cigarettes represented approximately 69% of our consolidated revenue in both fiscal 2020 and fiscal 2019. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 31% of our consolidated revenue in both fiscal 2020 and fiscal 2019.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 13 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment has a significant presence in the regions in which we operate. There are, however, a number of both national and regional wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core-Mark International (Westlake, Texas), as well as regional wholesalers such as Eby-Brown LLC (Chicago, Illinois), H.T. Hackney (Knoxville, Tennessee) and Imperial Trading (Elmwood, Louisiana) along with a host of smaller grocery and tobacco wholesalers. We also face competition from Whole Foods Market and/or its parent company Amazon™ which continue to pursue a vertical, multi-channel sales strategy whereby both retail consumers and business level customers are targeted.

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

The natural food retail industry is highly fragmented. According to The Natural Foods Merchandiser (“NFM”), there are approximately 9,600 natural food retail stores operating independently or as part of small retail chains and nearly 24,500 stores when national chains are included. These competitors include companies such as Sprouts Farmers Market, Natural Grocers, Trader Joe’s, Fresh Thyme Farmers Market, General Nutrition Centers and Vitamin Shoppe. We also face competition from Whole Foods Market and/or its parent company Amazon™ and other online competitors which continue to pursue vertical, multi-channel sales strategies whereby both retail consumers and business level customers are targeted. We also compete with specialty supermarkets, other independent natural foods stores chains, small specialty stores, and restaurants. In recent years, conventional supermarkets and mass market outlets such as Krogers, Albertsons, Walmart, Publix, Aldi and Costco have significantly increased their offerings of organic and natural products adding another layer of competition.

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

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2020 or fiscal 2019.

EMPLOYEES

At September 2020, the Company had 760 full-time and 169 part-time employees, which together serve in the following areas:

Managerial	45
Administrative	93
Delivery	144
Sales & Marketing	353
Warehouse	294
Total Employees	929

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

RISK FACTORS RELATED TO THE WHOLESALE BUSINESS

●	Regulation of Cigarette, Tobacco and Tobacco Related Products by the FDA May Negatively Impact Our Operations.

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

●	The Regulation of Electronic Cigarettes (e-cigarettes) and Vaping Products May Negatively Impact Our Results of Operations.

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

●	Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2020 approximately 69% of our consolidated revenues came from the distribution of cigarettes which generated approximately 17% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

●	Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

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

●	Divestiture and Consolidation Trends Within the Convenience Store Industry May Negatively Impact Our Operations.

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

●	Volatility in Fuel Prices Could Reduce Profit Margins and Adversely Affect Our Business.

Increases or decreases in fuel prices can and do have an impact on our profit margins. If we are not able to meaningfully pass on these costs to customers, it could adversely impact our results of operations, business, cash flow, and financial condition.

●	The Wholesale Distribution of Convenience Store Products Is Significantly Affected by Pricing Decisions and Promotional Programs Offered by Manufacturers and State Taxing Authorities.

We are subject to changes in pricing strategies utilized by manufacturers of the products we distribute. We also receive payments from these manufacturers including allowances, discounts, volume rebates, and other merchandising incentives in connection with various incentive programs. In addition, we receive discounts from states in connection with the purchase of excise stamps for cigarettes. If the pricing strategies of the manufacturers change or the manufacturers or states change or discontinue these promotional programs or we are unable to maintain the volume of our sales, our results of operations, business, cash flow, and financial condition could be negatively affected. There are no assurances that the manufacturers or states will maintain these promotional programs.

●	Competition Within The Wholesale Distribution Industry May Have an Adverse Effect on Our Business.

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as our Company. Our Company’s principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. We also face competition from Whole Foods Market and/or its parent company Amazon™ which pose a threat to the supply chains of food and grocery retailers as well as convenience stores served by wholesale distribution companies as they continue to pursue a vertical, multi-channel sales strategy whereby both retail consumers and business level customers are targeted. Most of these competitors generally offer a wide range of products at prices comparable to those offered by our Company. Some of our competitors have substantial financial resources and long-standing customer relationships. This competition may reduce our margins and/or cause a loss in market share, adversely impacting our results of operations, cash flow, and financial condition.

●	We Occasionally Purchase Cigarettes From Manufacturers Not Covered by The Tobacco Industry’s Master Settlement Agreement (“MSA”), Which May Expose Us to Certain Potential Liabilities and Financial Risks for Which We Are Not Indemnified.

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

●	If the Tobacco Industry’s Master Settlement Agreement Is Invalidated, or Tobacco Manufacturers Cannot Meet Their Obligations to Indemnify Us, We Could Be Subject to Substantial Litigation Liability.

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

●	We Face Competition From Sales of Deep-Discount Brands and Illicit and Other Low Priced Sales of Cigarettes.

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

RISK FACTORS RELATED TO THE RETAIL BUSINESS

●	Increased Competition in the Retail Health Food Industry May Have an Adverse Effect on Our Business.

In our retail health food business, we compete with a wide range of well financed regional and national competitors such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Fresh Thyme Farmers Market, General Nutrition Centers, Vitamin Shoppe, and other online competitors such as Amazon™ all who have embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other and independent natural foods stores chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets such as Krogers, Albertsons, Walmart, and Costco have also significantly increased their offerings of organic and natural products providing another layer of competition. Finally, if online shopping continues to grow in popularity and further disrupts traditional sales channels, it may present a significant direct risk to brick and mortar retailers, including the Company. We face competition from Whole Foods Market and/or its parent company Amazon™ which pose a threat to the supply chains of the grocery and natural foods business as they continue to pursue a vertical, multi-channel sales strategy whereby both retail consumers and business level customers are targeted. Most of these competitors may have greater financial and marketing resources than our Company and may be able to devote greater resources to sourcing, promoting, and selling their products. In response to heightened competition, the Company is implementing a repositioning strategy for our retail business. This repositioning strategy calls for a wide range of initiatives including the possible addition of one or more of our new retail store prototypes per year into the foreseeable future. The opening of new retail stores inherently brings additional risk to the business. Further, if our repositioning strategy in response to this increase in competition is not successful, it may have a material adverse effect on our results of operations, business, cash flow, and financial condition, and could potentially result in the impairment of assets within this business segment.

●	Changes in the Availability of Quality Natural and Organic Products Could Impact Our Business.

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

●	Perishable Food Product Losses Could Materially Impact Our Results.

Our retail stores carry many perishable products which may result in significant product inventory losses in the event of extended power outages, natural disasters, or other catastrophic occurrences.

●	A Reduction in Traffic to Anchor Stores in the Shopping Areas in Close Proximity to Our Stores Could Significantly Reduce Our Sales and Leave Us With Unsold Inventory, Which Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations.

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

●	If We Are Unable to Successfully Identify Market Trends and React to Changing Consumer Preferences in a Timely Manner, Our Sales May Decrease.

We believe our success depends, in substantial part, on our ability to:

●	anticipate, identify and react to natural and organic grocery and dietary supplement trends and changing consumer preferences in a timely manner;
●	translate market trends into appropriate, saleable product and service offerings in our stores before our competitors; and
●	develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms.

If we are unable to anticipate and satisfy consumer merchandise preferences in the regions where we operate, our sales may decrease, and we may be forced to increase markdowns of slow-moving merchandise, either of which could negatively impact our business, results of operations, cash flow, and financial condition.

●	If We or Our Third-Party Suppliers Fail to Comply With Regulatory Requirements, or are Unable to Provide Products that Meet Our Specifications, Our Business and Our Reputation Could be Negatively Impacted.

If we or our third-party suppliers, including suppliers of our private label products, fail to comply with applicable regulatory requirements or to meet our specifications for quality, we could be required to take costly corrective action and our reputation could be negatively impacted. We do not own or operate any manufacturing facilities, and therefore depend upon independent third-party vendors to produce our private label branded products, such as vitamins, minerals, dietary supplements, body care products, food products and bottled water. Third-party suppliers of our private label products may not maintain adequate controls with respect to product specifications and quality. Such suppliers may be unable to produce products on a timely basis or in a manner consistent with regulatory requirements. Additionally, there are no assurances that we would be successful in finding new third-party suppliers that meet our quality guidelines if needed. If any of these events were to occur, our results from operations, cash flow, liquidity position, and overall financial condition could be negatively impacted.

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

●	Risk Associated with Equity Investments or the Acquisition of Assets or New Businesses.

From time to time, one or both of the Company’s business segments may acquire assets from other businesses, may acquire all or a portion of another business, or may make an equity investment in another business through the purchase of stock or other means. The purchase of assets or of all or part of a business or an equity investment in another business can bring significant risks to the Company in a number of areas including purchase price, amount of equity investment, business valuation and recording risks, customer retention risks, risks associated with the assumption of liabilities or obligations, integration risks, technology risks, risks associated with the addition of new employees such as health care costs, and a wide range of other risks and considerations. While the Company strives to minimize the risks associated with its acquisition or equity investment activities, issues may arise which could have a material negative impact on the Company’s results of operations, balance sheet, and cash flows.

●	Risks Associated with Trade Tariffs.

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

●	Employee Healthcare Benefits Represent a Significant Expense for Our Company and May Negatively Affect Our Profitability.

Healthcare represents a significant expense item for our Company and there is a general upward trend in healthcare costs nationwide. While we strive to control these costs through modifications to insurance coverage, including co-pays and deductibles, there can be no assurance that we will be as successful in controlling such costs in the future. Continued increases in healthcare costs, as well as changes in laws, regulations, and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations.

●	We May Be Subject to Product Liability Claims Which Could Adversely Affect Our Business.

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

●	Risk Associated with Insurance Plans Claims.

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. Liabilities associated with these risks are estimated by the Company, in part, by considering historical claims experience, demographic factors, severity factors, and other assumptions. Our results could be materially impacted by claims and other expenses related to such insurance plans if future occurrences and claims differ from these assumptions and historical trends.

●	A Deterioration in Economic Conditions May Negatively Impact Sales in Both Our Business Segments.

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

●	Periods of Significant or Prolonged Inflation or Deflation Affect Our Product Costs and Profitability.

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

●	We Rely Heavily on Our Information Technology Systems to Operate Our Business. Any Disruptions to These Technology Systems Including Security Breaches, Cyber-Attacks, Malware, or Other Methods by Which Our Information Systems Could Be Compromised, May Have a Material Negative Impact on Our Business.

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

●	Adverse Publicity About Us or Lack of Confidence in The Products We Carry Could Negatively Impact Our Reputation and Reduce Earnings.

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

●	Impairment Charges for Goodwill or Other Intangible Assets Could Adversely Affect Our Financial Condition and Results of Operations.

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

●	Capital Needed for Expansion May Not Be Available.

The acquisition of other distributors or existing retail stores, the development and opening of new retail stores and distribution facilities, and the expansion of existing distribution facilities requires significant amounts of capital. In the past, our growth has been funded primarily through proceeds from bank debt, private placements of equity and debt and internally generated cash flow. These and other sources of capital may not be available to us in the future, which could impair our ability to further expand our business.

●	Covenants in Our Revolving Credit Facility May Restrict Our Ability to React to Changes Within Our Business or Industry.

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

●	Failure to Meet Restrictive Covenants in Our Revolving Credit Facility Could Result in Acceleration of the Facility and We May not be Able to Find Alternative Financing.

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

●	We May Not Be Able to Obtain Capital or Borrow Funds to Provide Us with Sufficient Liquidity and Capital Resources Necessary to Meet Our Future Financial Obligations.

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

●	We Depend on Relatively Few Suppliers for a Large Portion of Our Products, and Any Interruptions in the Supply of the Products That We Sell Could Adversely Affect Our Results of Operations and Financial Condition.

We do not have any significant long-term contracts with suppliers in our wholesale business committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we sell in the quantities we request or on favorable terms. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production based on conditions beyond our control. These conditions include job actions or strikes by employees of suppliers, transportation interruptions, inclement weather, drought, natural disasters, epidemics, pandemics or other widespread public health issues, or other catastrophic events and the adverse effects of climate change. Our inability to obtain adequate supplies of the products we sell as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

●	We Would Lose Business if Cigarette or Other Manufacturers That We Use Decide to Engage in Direct Distribution of Their Products.

In the past, some large manufacturers have decided to engage in direct distribution of their products and eliminate distributors such as our Company. If other manufacturers make similar product distribution decisions in the future, our revenues and profits would be adversely affected and there can be no assurance that we will be able to take action to compensate for such losses.

●	We Depend on Our Senior Management and Key Personnel.

We depend on the continued services and performance of our senior management and other key personnel. While we have employment agreements with certain key personnel, the loss of service from any of our executive officers or key employees could harm our business.

●	We Operate in a Competitive Labor Market and Some of Our Employees Are Covered by Collective Bargaining Agreements.

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

In addition, at September 2020 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in December 2020.

●	We Are Subject to Significant Governmental Regulation and If We Are Unable to Comply with Regulations That Affect Our Business or If There Are Substantial Changes in These Regulations, Our Business Could Be Adversely Affected.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

●	The Company Has Few Shareholders of Record And, If this Number Drops below 300, as was true as of September 30, 2020, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE American, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock falls below 300, as was true as of September 30, 2020, our obligation to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE American. This would likely impact investors’ ability to trade in our common stock.

●	We Have Various Mechanisms in Place to Discourage Takeover Attempts, Which May Reduce or Eliminate Our Stockholders’ Ability to Sell Their Shares for a Premium in a Change of Control Transaction.

Various provisions of our bylaws and of corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed by our management and Board of Directors. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and Board of Directors. These provisions include:

●	classification of our directors into three classes with respect to the time for which they hold office;
●	supermajority voting requirements to amend the provision in our certificate of incorporation providing for the classification of our directors into three such classes;
●	non-cumulative voting for directors;
●	control by our Board of Directors of the size of our Board of Directors;
●	limitations on the ability of stockholders to call special meetings of stockholders; and
●	advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s six distribution centers and twenty-one retail stores at September 2020 are set forth below:

Location	Square Feet
Distribution—IL, MO, ND, NE, SD, & TN	685,000
Retail—AR, FL, MO, & OK	203,600
Total Square Footage	888,600

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

Name	Age	Position
Christopher H. Atayan	60	Chairman of the Board, Chief Executive Officer, Director
Andrew C. Plummer	46	President, Chief Operating Officer, Director
Charles J. Schmaderer	51	Vice President, Chief Financial Officer, Secretary

CHRISTOPHER H. ATAYAN has served in various senior executive positions with the Company since March 2006, including his service as Chairman of the Board since January 2008 and Chief Executive Officer since October 2006, and has been a director of the Company since 2004. Mr. Atayan served as Senior Managing Director of Slusser Associates, Inc., a private equity and investment banking firm, from 1988 to 2020, and had been engaged in private equity and investment banking since 1982. He also serves on the Board of Eastek Holdings, LLC a contract manufacturing company.

ANDREW C. PLUMMER has served as our President and Chief Operating Officer since October 2018, as our Chief Financial Officer from January 2007 to October 2020, and as our Secretary from January 2007 to October 2018.  From 2004 to 2007, Mr. Plummer served our company in various roles including Acting Chief Financial Officer, Corporate Controller, and Manager of SEC Compliance.  Prior to joining our company in 2004, Mr. Plummer practiced public accounting, primarily with the accounting firm Deloitte and Touche, LLP (now Deloitte).

CHARLES J. SCHMADERER has served as the Company’s Chief Financial Officer since October 2020, as Vice President since April 2018, as Secretary since October 2018 and as Corporate Controller from April 2018 to October 2020. From 2006 to 2018, Mr. Schmaderer served the Company in various roles including as the Vice President of Financial Reporting and Assistant Secretary, and as the Director of Financial and SEC Reporting. Prior to joining AMCON in 2006, Mr. Schmaderer held financial management roles with Hewlett Packard (HP) and before that practiced public accounting, primarily with the accounting firm Grant Thornton, LLP. Mr. Schmaderer also holds a Master of Business Administration (MBA) from the University of Nebraska-Omaha.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE American under the trading symbol “DIT”. As of November 4, 2020 the closing price of our common stock on NYSE American was $65.95 and there were 551,437 common shares outstanding. As of that date, the Company had approximately 462 persons holding common shares beneficially of which approximately 127 are shareholders of record (including direct participants in the Depository Trust Company). The following table reflects the range of the high and low closing prices per share of the Company’s common stock reported by NYSE American for fiscal 2020 and 2019.

	Fiscal 2020		Fiscal 2019
	High	Low	High	Low
4th Quarter	$78.90	$56.05	$100.00	$73.41
3rd Quarter	73.97	52.40	100.00	88.27
2nd Quarter	81.48	62.01	101.51	88.01
1st Quarter	79.00	69.20	99.75	77.92

DIVIDEND POLICY

On a quarterly basis, the Company’s Board of Directors evaluates the potential declaration of dividend payments on the Company’s common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The Company’s revolving credit facility provides that the Company may not pay dividends on its common shares in excess of $3.5 million on an annual basis. There is no limit on dividend payments provided that certain excess availability measurements have been maintained for the thirty day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a fixed charge coverage ratio of at least 1.0 to 1.0 as defined in the credit facility agreement.

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $0.6 million, or $1.00 per common share during fiscal 2020, and $0.6 million, or $1.00 per common share during fiscal 2019.

During the fiscal year ended September 30, 2020, the Company did not sell any unregistered securities.

REPURCHASE OF COMPANY SHARES

The Company repurchased a total of 28,727 and 75,113 shares of its common stock during fiscal 2020 and fiscal 2019, respectively, for cash totaling approximately $2.0 million and $7.5 million, respectively. All repurchased shares were recorded in treasury stock at cost. At September 2020, 47,837 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors. In October 2020, our Board of Directors renewed the repurchase authorization for up to 75,000 shares of the Company’s common stock.

During the fourth quarter of fiscal 2020, the Company repurchased shares of its common stock for cash totaling approximately $1.9 million. The following table summarizes these repurchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock for the quarterly period ended September 30, 2020:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2020	86	$66.74	86	74,914
August 1 - 31, 2020	27,006	71.01	27,006	47,908
September 1 - 30, 2020	71	69.32	71	47,837
Total	27,163	$70.99	27,163	47,837

*            In October 2020 and subsequent to the end of fiscal 2020, our Board of Directors authorized purchases of up to 75,000 shares of our Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Policies and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2020 and September 2019. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2020 and 2019:

	Fiscal Years
	2020	2019
Sales	100.0%	100.0%
Cost of sales	94.2	94.0
Gross profit	5.8	6.0
Selling, general and administrative expenses	5.0	5.4
Depreciation and amortization	0.2	0.2
Operating income	0.6	0.4
Interest expense	0.1	0.1
Income before income taxes	0.5	0.3
Income tax expense	0.1	0.1
Net income available to common shareholders	0.4%	0.2%

	Fiscal Years
(In millions)	2020	2019	Incr (Decr) (2)
CONSOLIDATED:
Sales(1)	$1,521.3	$1,392.4	$128.9
Cost of sales	1,433.5	1,308.4	125.1
Gross profit	87.7	84.0	3.7
Gross profit percentage	5.8%	6.0%

Operating expense	$78.7	$77.7	$1.0
Operating income	9.1	6.3	2.8
Interest expense	1.7	1.6	0.1
Income tax expense	2.1	1.6	0.5
Net income	5.5	3.2	2.3

BUSINESS SEGMENTS:
Wholesale
Sales	$1,475.3	$1,348.2	$127.1
Gross profit	71.6	67.7	3.9
Gross profit percentage	4.9%	5.0%
Retail
Sales	$46.0	$44.2	$1.8
Gross profit	16.1	16.3	(0.2)
Gross profit percentage	35.0%	36.9%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $26.8 million and $25.3 million in fiscal 2020 and fiscal 2019, respectively.
(2)	Calculated based on rounded numbers as presented in the table.

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

SALES—Fiscal 2020 vs. Fiscal 2019

Sales in our Wholesale Segment increased $127.1 million during fiscal 2020 as compared to fiscal 2019. Significant items impacting sales during fiscal 2020 included a $45.5 million increase in sales related to price increases implemented by cigarette manufacturers, a $37.1 million increase in sales related to higher sales volume in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”), a $32.7 million increase in sales related to the volume and mix of cigarette cartons sold and a $11.8 million increase in sales related to increases in cigarette state excise taxes.

Sales in our Retail Segment increased $1.8 million in fiscal 2020 as compared to fiscal 2019. Significant items impacting sales during the current period included a $2.6 million increase in sales related to higher sales volumes in our existing stores, partially offset by a $0.8 million decrease in sales related to the closure of one non-performing store in our Midwest market that was nearing the end of its lease term.

GROSS PROFIT—Fiscal 2020 vs. Fiscal 2019

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

Gross profit in our Wholesale Segment increased $3.9 million during fiscal 2020 as compared to fiscal 2019. Of this change, approximately $3.7 million related to higher sales in our Other Products category, $1.0 million related to an increase in the benefit recognized from cigarette manufacturer price increases, and $0.7 million related to the volume and mix of cigarettes sold. These increases were partially offset by a decrease of $1.5 million related to gains on cigarette excise tax increases in the prior year. Gross profit in our Retail Segment decreased $0.2 million in fiscal 2020 as compared to fiscal 2019. This change was primarily related to lower gross margins in our existing stores resulting from changes in volume and product mix between the comparative periods and the closure of one non-performing store in our Midwest market.

OPERATING EXPENSE—Fiscal 2020 vs. Fiscal 2019

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

Our fiscal 2020 consolidated operating expenses increased $1.0 million as compared to fiscal 2019. Our fiscal 2020 Wholesale Segment operating expenses increased $4.2 million as compared to fiscal 2019. Significant items impacting operating expenses in our Wholesale Segment during fiscal 2020 included a $2.5 million increase in employee compensation and benefit costs, a $0.5 million increase in health insurance costs, an $0.8 million increase in other insurance costs, and a $0.4 million increase in our provision for doubtful accounts.

Our fiscal 2020 Retail Segment operating expenses decreased $3.2 million as compared to fiscal 2019. Significant items impacting fiscal 2020 Retail Segment operating expenses included a net decrease of $2.4 million related to impairment charges between the comparative periods, a $0.5 million decrease in other operating expenses and a $0.3 million decrease in operating expenses related to the closure of one non-performing store in our Midwest market.

INCOME TAX EXPENSE —Fiscal 2020 vs. Fiscal 2019

The change in the Company’s income tax rate between the comparative fiscal periods was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods. During fiscal 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. The Company evaluated the impact of the legislation and determined that while there was an impact on the timing of certain future tax payments, there is no material impact on the Company’s consolidated financial statements or related disclosures.

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

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in the loan syndication. The Facility included the following significant terms at September 2020:

●	A March 2025 maturity date without a penalty for prepayment.
●	$110.0 million revolving credit limit.
●	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.
●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.
●	Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.
●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. For these purposes, in no event shall LIBOR be less than 100 basis points.
●	Lending limits subject to accounts receivable and inventory limitations.
●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.
●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge coverage ratio was over 1.0 for the trailing twelve months.
●	Provides that the Company may use up to $3.5 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $3.5 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2020 was $109.6 million, of which $62.0 million was outstanding, leaving $47.6 million available.

At September 2020, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.41% at September 2020.

During fiscal 2020, our peak borrowings under the Facility were $73.3 million and our average borrowings and average availability were $49.7 million and $33.0 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets. At September 2020, our inventory and Facility were elevated primarily due to opportunistic inventory purchases. We expect our inventory and Facility will return to normalized levels during the first quarter of fiscal 2021 as the associated inventory is sold and the Facility is paid down.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause it to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2020. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividend Payments

The Company paid cash dividends of $0.6 million, or $1.00 per common share during fiscal 2020, and $0.6 million, or $1.00 per common share during fiscal 2019.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2020.

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

ASSUMPTIONS AND APPROACH USED.  We estimate our required allowance for doubtful accounts using the following key assumptions:

●	Historical collections—Represented as the amount of historical uncollectible accounts as a percent of total accounts receivable.
●	Specific credit exposure on certain accounts—Identified based on management’s review of the accounts receivable portfolio and taking into account the financial wherewithal of particular customers that management deems to have a higher risk of collection.
●	Market conditions—We consider a broad range of industry trends and macro-economic issues which may impact the creditworthiness of our customers.

INVENTORIES

NATURE OF ESTIMATES REQUIRED.  In our businesses, we carry large quantities and dollar amounts of inventory. Inventories primarily consist of finished products purchased in bulk quantities to be sold to our customers. Given the large quantities and broad range of products we carry, there is a risk that inventory may become impaired because it has become unsaleable or unrefundable, slow moving, obsolete, or because it has been discontinued. The use of estimates is required in determining either the net realizable value (for our wholesale business) or the lower of cost or market (“LCM”) under the retail method (for our retail business) of this inventory.

ASSUMPTIONS AND APPROACH USED.  We estimate our inventory obsolescence reserve at each balance sheet date based on the following criteria:

●	Slow moving products—Items identified as slow moving are evaluated on a case-by-case basis for impairment.
●	Obsolete/discontinued inventory—Products identified that are near or beyond their expiration dates. We may also discontinue carrying certain product lines for our customers. As a result, we estimate either the net realizable value or the LCM of this inventory as if it were to be liquidated.
●	Estimated net realizable value—For our wholesale business, the net realizable value of the inventory is estimated using management’s evaluation of the congestion in the distribution channels and experience with brokers and inventory liquidators to determine the net realizable value of the inventory.

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL AND LEASED RIGHT-OF-USE ASSETS

Long-lived assets consist primarily of property and equipment, leased right-of-use (“ROU”) assets, intangible assets, and goodwill acquired in business combinations. Property and equipment, ROU assets and amortizable identified intangible assets are assigned useful lives ranging from 1 to 40 years. Indefinite-lived intangible assets and goodwill are not amortized. Impairment of the Company’s long-lived assets is assessed during the Company’s fourth fiscal quarter using both qualitative and quantitative analysis, or whenever events or circumstances change that indicate the carrying value of such long-lived assets may not be recoverable.

NATURE OF ESTIMATES REQUIRED.  Management has to estimate the useful lives of the Company’s long-lived assets. In regard to the Company’s impairment analysis, the most significant assumptions include management’s estimate of the annual growth rate used to project future sales and expenses.

ASSUMPTIONS AND APPROACH USED.  For property and equipment, depreciable lives are based on our accounting policy which is intended to mirror the expected useful life of the asset. In determining the estimated useful life of ROU assets and amortizable intangible assets such as customer lists, we rely on our historical experience in addition to estimates of how long certain assets will generate cash flows. If impairment indicators arise, we then evaluate the potential impairment of property and equipment, ROU assets and amortizable identifiable intangible assets using an undiscounted future cash flow approach.

When evaluating the potential impairment of non-amortizable indefinite-lived assets and goodwill, the Company first assesses a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, market prices, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If after completing this assessment, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative evaluation is performed using the income approach (discounted cash flow method).

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

The Company’s retail reporting unit recorded ROU asset and fixed asset impairment charges of approximately $0.5 million during fiscal 2020 (See Notes 1 and 5) and intangible asset impairment charges of approximately $2.9 million during fiscal 2019 (See Note 6). These impairment charges arose from a range of considerations including, but not limited to, heightened competition in the industry, retail sector market conditions, and earning shortfalls which impacted the Company’s projections of future cash flows to be generated from such assets. To the extent that management's estimates of future performance for the Company’s retail reporting unit are not realized, our business plans for future operations change, or if there is a further deterioration in the macro retailing operating environment, the future assumptions used in calculating the fair value of assets in the retail unit could differ and result in additional impairment charges.

Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both September 2020 and September 2019. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2020 and September 2019.

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

ASSUMPTIONS AND APPROACH USED.  In order to estimate our reserve for incurred but unreported claims we consider the following key factors:

Employee Health Insurance Claims

●	Historical claims experience—We review loss runs for each month to calculate the average monthly claims experience.
●	Lag period for reporting claims—Based on our analysis, our experience is such that we have a minimum of a one month lag period in which claims are reported.

Workers’ Compensation Insurance Claims

●	Historical claims experience—We review prior years’ loss runs to estimate the average annual expected claims and review monthly loss runs to compare our estimates to actual claims.
●	Lag period for reporting claims—We review claims trends and use standard insurance industry loss models to develop reserves on reported claims in order to estimate the amount of incurred but unreported claims.

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

In making that estimate we consider the following key factors:

●	our current financial position;
●	historical financial information;
●	future reversals of existing taxable temporary differences;
●	future taxable income exclusive of reversing temporary differences and carryforwards;
●	taxable income in prior carryback years; and
●	tax planning strategies.

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

ASSUMPTIONS AND APPROACH USED.  We estimate the sales reserves using the following criteria:

●	Sales discounts—We use historical experience to estimate the amount of accounts receivable that will not be collected due to customers taking advantage of authorized term discounts.
●	Volume sales incentives—We use historical experience in combination with quarterly reviews of customers’ sales progress in order to estimate the amount of volume incentives due to the customers on a periodic basis.

Our estimates and assumptions for each of the aforementioned critical accounting estimates have not changed materially during the periods presented, nor are we aware of any reasons that they would be reasonably likely to change in the future.

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

During fiscal 2020, the Company adopted the following Accounting Standards Update (“ASU”):

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 “Leases (Topic 842)”. Accounting Standards Codification Topic (“ASC”) 842 superseded the lease accounting requirements in “ASC 840 - Leases”. The most significant among the changes in ASU 2016-02 is the recognition of right-of-use (“ROU”) assets and corresponding lease liabilities for leases classified as operating leases. The accounting for finance leases, which were classified as capital leases under historical GAAP, remains substantially unchanged. The lease liabilities are equal to the present value of the remaining lease payments while the ROU asset is determined based on the amount of the lease liability, plus initial direct costs incurred less lease incentives. The Company elected the optional transition method to apply ASU 2016-02 prospectively at adoption during the Company’s first quarter of fiscal year 2020, which resulted in recognition of ROU assets of approximately $21.9 million, lease liabilities of $22.2 million, and a decrease of deferred rent recorded under ASC 840 of $0.3 million. The adoption of ASC 842 did not have a material effect on the Company’s consolidated statements of operations or cash flows. The fiscal 2019 comparative period presented in the financial statements continues to be presented under ASC 840. The adoption of ASC 842 did not have a material impact on the Company’s debt-covenant compliance under its revolving credit facility.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with the threat or occurrence of epidemics or pandemics (such as the recent COVID-19 or coronavirus outbreak) or other public health issues, including the continued health of our employees and management, the imposition of governmental orders restricting our operations and the activities of our employees, suppliers and customers and the reduced demand for our goods and services, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations, or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact ongoing trade tariffs may have on our product costs or on consumer disposable income and demand,

●	increases in fuel costs and expenses associated with operating a refrigerated trucking fleet,

●	the risks associated with a competitive labor market, particularly for truck drivers and warehouse workers, which may impact our ability to recruit and retain employees and result in higher employee compensation costs,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

●	higher commodity prices and general inflation which could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), state or local governmental agencies, or other parties,

●	increases in manufacturer prices,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies utilized by cigarette and tobacco manufacturers,

●	changes in promotional and incentive programs offered by manufacturers,

●	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters and domestic or political unrest,

●	other risks over which the Company has little or no control, and any other factors not identified herein,

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AMCON Distributing Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and its subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Omaha, Nebraska

November 9, 2020

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2020	2019
ASSETS
Current assets:
Cash	$661,195	$337,704
Accounts receivable, less allowance for doubtful accounts of $0.9 million at September 2020 and September 2019	34,278,429	24,665,620
Inventories, net	98,971,773	102,343,517
Income taxes receivable	—	350,378
Prepaid and other current assets	2,091,645	7,148,459
Total current assets	136,003,042	134,845,678

Property and equipment, net	17,497,274	17,655,415
Operating lease right-of-use assets, net	18,936,126	—
Note receivable	3,500,000	—
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	500,000
Equity method investment	6,744,095	—
Other assets	383,786	273,579
Total assets	$188,001,273	$157,711,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,108,299	$18,647,572
Accrued expenses	8,306,160	8,577,972
Accrued wages, salaries and bonuses	4,761,020	3,828,847
Income taxes payable	567,408	—
Current operating lease liabilities	5,607,098	—
Current maturities of long-term debt	516,850	532,747
Total current liabilities	41,866,835	31,587,138

Credit facility	61,971,682	60,376,714
Deferred income tax liability, net	1,806,575	1,823,373
Long-term operating lease liabilities	14,028,606	—
Long-term debt, less current maturities	2,608,794	3,125,644
Other long-term liabilities	927,241	42,011

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 537,715 shares outstanding at September 2020 and 552,614 shares outstanding at September 2019	8,697	8,561
Additional paid-in capital	24,282,058	23,165,639
Retained earnings	71,362,334	66,414,397
Treasury stock at cost	(30,861,549)	(28,831,855)
Total shareholders’ equity	64,791,540	60,756,742
Total liabilities and shareholders’ equity	$188,001,273	$157,711,622

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2020	2019
Sales (including excise taxes of $393.3 million and $370.2 million, respectively)	$1,521,278,763	$1,392,388,157
Cost of sales	1,433,544,831	1,308,364,726
Gross profit	87,733,932	84,023,431
Selling, general and administrative expenses	75,051,227	72,182,883
Depreciation and amortization	3,116,449	2,617,591
Impairment charges	485,270	2,873,269
	78,652,946	77,673,743
Operating income	9,080,986	6,349,688

Other expense (income):
Interest expense	1,693,251	1,598,864
Other (income), net	(114,276)	(61,119)
	1,578,975	1,537,745
Income from operations before income taxes	7,502,011	4,811,943
Income tax expense	2,143,000	1,609,000
Equity method investment earnings, net of tax	183,579	—
Net income available to common shareholders	$5,542,590	$3,202,943

Basic earnings per share available to common shareholders	$9.88	$5.36
Diluted earnings per share available to common shareholders	$9.76	$5.25

Basic weighted average shares outstanding	561,166	597,961
Diluted weighted average shares outstanding	567,961	609,836

Dividends declared and paid per common share	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2018	844,089	$8,441	(228,312)	$(21,324,752)	$22,069,098	$63,848,030	$64,600,817
Dividends on common stock, $1.00 per share	—	—	—	—	—	(636,576)	(636,576)
Compensation expense and issuance of stock in connection with equity-based awards	11,950	120	—	—	1,096,541	—	1,096,661
Repurchase of common stock	—	—	(75,113)	(7,507,103)	—	—	(7,507,103)
Net income	—	—	—	—	—	3,202,943	3,202,943
Balance September 30, 2019	856,039	$8,561	(303,425)	$(28,831,855)	$23,165,639	$66,414,397	$60,756,742
Dividends on common stock, $1.00 per share	—	—	—	—	—	(594,653)	(594,653)
Compensation expense and issuance of stock in connection with equity-based awards	13,828	136	—	—	1,116,419	—	1,116,555
Repurchase of common stock	—	—	(28,727)	(2,029,694)	—	—	(2,029,694)
Net income	—	—	—	—	—	5,542,590	5,542,590
Balance, September 30, 2020	869,867	$8,697	(332,152)	$(30,861,549)	$24,282,058	$71,362,334	$64,791,540

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,542,590	$3,202,943
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	3,116,449	2,575,924
Amortization	—	41,667
Equity method investment earnings, net of tax	(183,579)	—
Impairment charges	485,270	2,873,269
Loss (gain) on sales of property and equipment	105,039	(13,775)
Equity-based compensation	1,085,287	1,299,792
Deferred income taxes	(16,798)	40,572
Provision for losses on doubtful accounts	(21,000)	21,000
Inventory allowance	(322,240)	560,610

Changes in assets and liabilities:
Accounts receivable	(9,591,809)	6,742,225
Inventories	3,693,984	(24,034,512)
Prepaid and other current assets	4,794,469	(2,207,684)
Other assets	(110,207)	28,214
Accounts payable	3,529,980	(2,247,262)
Accrued expenses and accrued wages, salaries and bonuses	1,353,113	(262,330)
Other long-term liabilities	885,230	3,956
Income taxes payable and receivable	857,270	(78,266)
Net cash flows from (used in) operating activities	15,203,048	(11,453,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,356,573)	(4,438,280)
Proceeds from sales of property and equipment	43,600	57,200
Investment in equity method investee	(6,500,000)	—
Issuance of note receivable	(3,500,000)	—
Net cash flows from (used in) investing activities	(13,312,973)	(4,381,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,515,476,055	1,427,544,804
Repayments under revolving credit facility	(1,513,881,087)	(1,402,596,687)
Principal payments on long-term debt	(532,747)	(1,096,306)
Proceeds from exercise of stock options	25,750	—
Repurchase of common stock	(2,029,694)	(7,507,103)
Dividends on common stock	(594,653)	(636,576)
Settlement and withholdings of equity-based awards	(30,208)	(56,335)
Net cash flows from (used in) financing activities	(1,566,584)	15,651,797
Net change in cash	323,491	(182,940)
Cash, beginning of period	337,704	520,644
Cash, end of period	$661,195	$337,704

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,743,098	$1,561,531
Cash paid during the period for income taxes	1,302,528	1,646,694

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$—	$69,253
Issuance of common stock in connection with the vesting and exercise of equity-based awards	990,653	1,005,792

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

AMCON, through its Healthy Edge Inc. subsidiary, operates twenty-one retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akin’s”), and Earth Origins Market (“EOM”). These stores carry natural supplements, organic and natural groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 69% of the Company’s consolidated revenue during both fiscal 2020 and fiscal 2019, and 17% of the Company’s consolidated gross profit during both fiscal 2020 and fiscal 2019.

(b) Accounting Period:

The Company’s fiscal year ends on September 30 and the fiscal years ended September 30, 2020 and September 30, 2019 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at fiscal 2020 and fiscal 2019 totaled approximately $1.3 million and $1.1 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 8). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:

Accounts receivable consist primarily of amounts due to the Company from its normal business activities, including trade receivables from customers and other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history, evaluation of economic conditions as they may impact our customers, and specific risks identified in the portfolio. The Company determines the past due status of trade receivables based on our terms with each customer. Account balances are charged off against the allowance for doubtful accounts when collection efforts have been exhausted and the account receivable is deemed worthless. Any subsequent recoveries of charged off account balances are recorded as income in the period received. As of September 2020 and September 2019, receivables from transactions with customers, less allowance for doubtful accounts were $33.3 million and $23.7 million, respectively.

(f) Inventories:

At September 2020 and September 2019, inventories in our wholesale segment consisted of finished goods and are stated at the lower of cost or net realizable value determined on a FIFO basis. Inventories in our retail segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.7 million and $1.0 million at September 2020 and September 2019, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2020	September 2019
Prepaid expenses	$1.6	$1.8
Prepaid inventory	0.5	5.3
	$2.1	$7.1

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

	Years
Buildings and improvements	5	-	40
Warehouse equipment	3	-	15
Furniture, fixtures and leasehold improvements	1	-	12
Vehicles	2	-	5

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

The Company recorded impairment charges of approximately $0.5 million during fiscal 2020 related to a non-performing store in our retail reporting unit, of which $0.2 million was related to fixed assets. There was no impairment of any property and equipment during fiscal 2019.

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

The Company’s retail reporting unit recorded intangible asset impairment charges of approximately $2.9 million during fiscal 2019 (See Note 6). These impairment charges arose from a range of considerations including, but not limited to, heightened competition in the industry, retail sector market conditions, and earning shortfalls which impacted the Company’s projections of future cash flows to be generated from these assets.

(j) Equity Method Investment

The Company uses the equity method to account for its investment in an investee if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss (net of income taxes) of the investee is included in consolidated net earnings.

Judgment regarding the level of influence over its equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing its equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and future prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified. See Note 7 (Equity Method Investment) for further information relating to the Company’s equity method investment.

(k) Revenue Recognition:

The Company recognizes revenues when the performance obligation is satisfied, which is the point where control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment due to the simultaneous nature of the Company’s customer arrangements (same day creation and fulfillment). After the completion of its performance obligations, the Company has an unconditional right of payment from customers with varying collection and payment terms based on region, credit risk, and other situational factors. Customer receivables are included on the consolidated balance sheets less an allowance for doubtful accounts. The Company has elected the practical expedient permitting it to disregard financing components which may be deemed to be part of its transaction price as its customary payments terms are less than one year. See Footnote 13 “Business Segments” for the disaggregation of net sales for each of our business segments.

(l) Insurance:

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

(m) Income Taxes:

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

(n) Share-Based Compensation:

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options are estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock units is based on the period ending closing price of the Company’s common stock. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award and is reflected in our Consolidated Statement of Operations under “selling, general and administrative expenses.”

(o) Customer Sales Incentives:

The Company provides consideration to customers, such as sales allowances or discounts on a regular basis. In accordance with ASC 606, the Company estimates customer sales incentives due as sales are made and records them as a reduction of net sales.

(p) Excise Taxes:

Under ASC 606, the Company is primarily responsible for excise taxes levied on cigarette and other tobacco products and presents excise taxes as a component of revenue.

(q) Contract Costs:

Under ASC 606, the Company expenses as incurred any incremental costs to obtain and fulfill customer contracts as the related amortization period would be one year or less.

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

(t) Fair Value Measurements:

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of trade accounts receivable, other receivables, trade accounts payable, accounts payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of the Company’s variable and fixed rate debt also approximates fair value. During fiscal 2019, intangible assets with indefinite useful lives were adjusted to fair value, resulting in a pretax, non-cash impairment charge of $2.9 million (see Note 6).

(u) Accounting Pronouncements:

Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842)”. Accounting Standards Codification Topic (“ASC”) 842 superseded the lease accounting requirements in “ASC 840 - Leases”. The most significant among the changes in ASU 2016-02 is the recognition of right-of-use (“ROU”) assets and corresponding lease liabilities for leases classified as operating leases. The accounting for finance leases, which were classified as capital leases under historical GAAP, remains substantially unchanged. The lease liabilities are equal to the present value of the remaining lease payments while the ROU asset is determined based on the amount of the lease liability, plus initial direct costs incurred less lease incentives. The Company elected the optional transition method to apply ASU 2016-02 prospectively at adoption during the Company’s first quarter of fiscal 2020, which resulted in recognition of ROU assets of approximately $21.9 million, lease liabilities of $22.2 million, and a decrease of deferred rent recorded under ASC 840 of $0.3 million. The adoption of ASC 842 did not have a material effect on the Company’s consolidated statements of operations or cash flows. The fiscal 2019 comparative period presented in the financial statements continues to be presented under ASC 840. The adoption of ASC 842 did not have a material impact on the Company’s debt-covenant compliance under its revolving credit facility.

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

2. ACQUISITIONS AND INVESTMENTS:

During fiscal 2020, the Company made a $10.0 million investment in Team Sledd LLC (“Team Sledd”) as discussed further in Note 7. During fiscal 2019, the Company acquired the assets (primarily inventory) from a wholesale distributor for approximately $1.1 million. No material intangible assets or liabilities were assumed in connection with this transaction and the Company does not consider this transaction material to the Company’s consolidated financial statements.

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

	For Fiscal Years
	2020	2019
	Basic	Basic
Weighted average common shares outstanding	561,166	597,961
Net income available to common shareholders	$5,542,590	$3,202,943
Net earnings per share available to common shareholders	$9.88	$5.36

	For Fiscal Years
	2020	2019
	Diluted	Diluted
Weighted average common shares outstanding	561,166	597,961
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock and conversion of preferred stock(1)	6,795	11,875
Weighted average number of shares outstanding	567,961	609,836
Net income available to common shareholders	$5,542,590	$3,202,943
Net earnings per share available to common shareholders	$9.76	$5.25

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2020 and September 2019 consisted of the following:

	2020	2019
Land	$773,068	$773,068
Buildings and improvements	12,605,512	12,574,893
Warehouse equipment	15,409,944	15,011,605
Furniture, fixtures and leasehold improvements	13,539,336	13,155,606
Vehicles	3,846,227	3,687,901
Construction in progress	33,149	617,881
	46,207,236	45,820,954
Less accumulated depreciation and amortization:	(28,709,962)	(28,165,539)
Owned property and equipment	$17,497,274	$17,655,415

5. LEASES:

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

The operating right-of-use (ROU) lease assets and liabilities recorded on the Company’s consolidated balance sheet consist of fixed lease payments. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term. Additionally, certain leases contain variable payments such as vehicle leases with per-mile charges or retail leases with an additional rent payment based on store performance. These variable payments are expensed as incurred. The Company combines lease components and non-lease components for all asset classes for purposes of recognizing lease assets and liabilities. The Company determines its incremental borrowing rates based on information available at the lease commencement date in calculating the present value of lease payments. The Company reviews its ROU lease assets for indicators of impairment in the same manner as its other property and equipment as described in Note 1. The Company recorded impairment charges of approximately $0.5 million during fiscal 2020 related to a non-performing store in our retail reporting unit, of which $0.3 million was related to a ROU asset.

Leases consist of the following:

Assets	Classification	September 2020
Operating	Operating lease right-of-use assets	$18,936,126

Liabilities
Current:
Operating	Operating lease liabilities	$5,607,098
Non-current:
Operating	Long-term operating lease liabilities	14,028,606
Total lease liabilities		$19,635,704

The components of lease costs were as follows:

Fiscal Year 2020
Operating lease cost	$6,757,206
Short-term lease cost	261,708
Variable lease cost	350,313
Net lease cost	$7,369,227

Maturities of lease liabilities as of September 2020 were as follows:

Operating Leases
2021	$6,279,478
2022	5,309,736
2023	4,032,833
2024	2,841,950
2025	1,795,480
2026 and thereafter	1,050,961
Total lease payments	21,310,438
Less: interest	(1,674,734)
Present value of lease liabilities	$19,635,704

Weighted-average remaining lease term and weighted-average discount rate information regarding the Company’s leases were as follows:

Lease Term	September 2020
Weighted-average remaining lease term (years):
Operating	4.2
Discount Rate
Weighted-average discount rate:
Operating	4.04%

Other information regarding the Company’s leases were as follows:

For the year ended September 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$6,661,365
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$3,116,737

Future minimum operating lease payments as of September 2019, as reported in the 2019 Form 10-K under ASC 840, were as follows:

Operating
Fiscal Year Ending	Leases
2020	$6,468,837
2021	5,418,617
2022	4,299,261
2023	3,216,671
2024	2,456,810
Thereafter	2,387,618
Total minimum lease payments	$24,247,814

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill at September 2020 and September 2019 was as follows:

	September	September
	2020	2019
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets at September 2020 and September 2019 consisted of the following:

	September	September
	2020	2019
Trademarks and tradenames (Retail Segment)	$500,000	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. The Company’s retail reporting unit recorded intangible asset (trademarks and tradenames) impairment charges of approximately $2.9 million during fiscal 2019 when it was determined that the carrying values of these assets exceeded their fair values. These impairment charges arose from a range of considerations including, but not limited to, heightened competition in the industry, retail sector market conditions, and earning shortfalls which impacted the Company’s projections of future cash flows to be generated. These impairment charges were recorded in the Company’s consolidated statement of operations as a component of operating income.

Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both September 2020 and September 2019. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2020 and September 2019.

7. EQUITY METHOD INVESTMENT:

In April 2020, the Company completed a transaction with Chas. M. Sledd Company (“Sledd”), a West Virginia wholesale distributor serving the convenience store industry, to jointly own and operate Team Sledd, a limited liability company formed for the purpose of owning and operating Sledd’s wholesale distribution business. In conjunction with the transaction, Sledd contributed substantially all of its operating assets and stated liabilities to Team Sledd, while the Company contributed $10.0 million in cash, of which $6.5 million was structured as equity and $3.5 million was structured as a secured loan to Team Sledd which is subordinate to the liens of Team Sledd's existing secured lenders. The transaction was primarily funded from the Company’s revolving line of credit and profits from operations.

At September 2020, AMCON owned approximately 44% of Team Sledd’s outstanding equity, with a carrying value of $6.7 million. During fiscal 2020, the Company recognized $0.2 million in equity in earnings (net of income taxes) from its investment in Team Sledd. The Company’s secured loan to Team Sledd had a carrying value of $3.5 million as of September 2020.

Team Sledd’s summarized financial data for the six months ended September 2020 was as follows:

For the six months ended September 2020
Sales	$350,685,407
Gross profit	$14,218,204
Net income (loss) before income taxes	$551,280
Net income (loss) attributable to AMCON, net of tax	$183,579

8. DEBT:

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in a loan syndication.

CREDIT FACILITY

	2020	2019
Revolving portion of the Facility, interest payable at 2.41% at September 2020	$61,971,682	$60,376,714

The Facility included the following significant terms at September 2020:

●	A March 2025 maturity date without a penalty for prepayment.
●	$110.0 million revolving credit limit.
●	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.
●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.
●	Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.
●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent successor rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. For these purposes, in no event shall LIBOR be less than 100 basis points.
●	Lending limits subject to accounts receivable and inventory limitations.
●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.
●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.
●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge coverage ratio was over 1.0 for the trailing twelve months.
●	Provides that the Company may use up to $3.5 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $3.5 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

During fiscal 2020, total borrowings and payments on the Facility were approximately $1.5 billion and $1.5 billion, respectively, resulting in net advances of $1.6 million. Total borrowings and repayment on the Facility during fiscal 2019 were approximately $1.4 billion and $1.4 billion, respectively, resulting in net advances of $24.9 million.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2020 was $109.6 million, of which $62.0 million was outstanding, leaving $47.6 million available.

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long-term obligations at fiscal 2020 and fiscal 2019.

	2020	2019
Note payable to a bank (“Real Estate Loan”), interest payable at a fixed rate of 2.99% with monthly installments of principal and interest of $38,344 through August 2021 with remaining principal due October 2021, collateralized by three distribution facilities	$1,866,231	$2,263,040
Note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	1,259,413	1,395,351
	3,125,644	3,658,391
Less current maturities	(516,850)	(532,747)
	$2,608,794	$3,125,644

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2021	$516,850
2022	1,640,205
2023	968,589
2024	—
2025	—
$3,125,644

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at September 2020.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term Real Estate Loan with BMO which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2020. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

9. INCOME TAXES:

The components of income tax expense from operations for fiscal 2020 and fiscal 2019 consisted of the following:

	2020	2019
Current: Federal	$1,690,956	$1,139,927
Current: State	468,842	428,501
	2,159,798	1,568,428
Deferred: Federal	(14,270)	34,466
Deferred: State	(2,528)	6,106
	(16,798)	40,572
Income tax expense	$2,143,000	$1,609,000

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 21% for both fiscal 2020 and fiscal 2019 on income before income taxes is as follows:

	2020	2019
Tax at statutory rate	$1,575,422	$1,010,517
Nondeductible business expenses	230,571	226,670
State income taxes, net of federal tax benefit	376,262	332,931
Other	(39,255)	38,882
	$2,143,000	$1,609,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to net deferred tax assets (liabilities) at September 2020 and September 2019 relates to the following:

	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$210,734	$215,925
Accrued expenses	1,243,132	796,542
Inventory	365,417	452,192
Intangible assets	15,803	71,849
Other	—	23,237
Net operating loss carry forwards - federal	35,545	63,983
Net operating loss carry forwards - state	716,241	723,306
Total gross deferred tax assets	2,586,872	2,347,034
Less: Valuation allowance	(716,241)	(723,306)
Total net deferred tax assets	1,870,631	1,623,728
Deferred tax liabilities:
Trade discounts	318,070	375,172
Property and equipment	2,437,337	2,150,130
Goodwill	921,799	921,799
Total deferred tax liabilities	3,677,206	3,447,101
Total net deferred income tax liability	$1,806,575	$1,823,373

At September 2020, the Company had noncurrent deferred tax assets related to federal net operating loss carryforwards in an amount less than $0.1 million. These federal net operating loss carryforwards totaled approximately $0.2 million and were primarily attributable to the Company’s fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. (“HNWC”), a wholly owned subsidiary of the Company. The utilization of HNWC’s net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

The Company had a valuation allowance of approximately $0.7 million at both September 2020 and September 2019, against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2020 or fiscal 2019, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2017 and forward remain open under U.S. and state statutes.

During fiscal 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. The Company evaluated the impact of the legislation and determined that while there was an impact on the timing of certain future tax payments, there is no material impact on the Company’s consolidated financial statements or related disclosures.

10. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 100% of the first 2% contributed and 50% of the next 4% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $0.9 million and $0.8 million (net of employee forfeitures) in fiscal 2020 and fiscal 2019, respectively.

11. COMMITMENTS AND CONTINGENCIES:

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

The Company’s liabilities for unpaid and incurred, but not reported claims, for workers’ compensation, general liability, and health insurance was $1.5 million at both September 2020 and September 2019. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self-insured liabilities reserve is set forth below (in millions):

	2020	2019
Beginning balance	$1.5	$1.6
Charged to expense	6.6	5.4
Payments	(6.6)	(5.5)
Ending balance	$1.5	$1.5

12. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plans

The Company has two equity-based incentive plans, the 2014 Omnibus Incentive Plan and 2018 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 135,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2020, awards with respect to a total of 101,280 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 33,720 shares may be awarded under the Omnibus Plans.

Stock Options

No incentive stock options awards were issued during fiscal 2020. The Company issued 5,450 incentive stock option awards to employees during fiscal 2019 pursuant to the provisions of the Company’s 2014 Omnibus Plan. These awards vest in equal installments over a five year service period. The fiscal 2019 incentive stock option awards had an estimated grant date fair value of approximately $0.2 million using the Black-Scholes option pricing model. The following assumptions were used in connection with the Black-Scholes option pricing calculation as it relates to the fiscal 2019 incentive stock option awards:

Stock Option
Pricing
Assumptions
2019
Risk-free interest rate	2.55%
Dividend yield	0.8%
Expected volatility	45.10%
Expected life in years	6

The stock options issued by the Company expire ten years from the grant date and include a five year graded vesting schedule.  At September 2020, the Company had 34,350 stock options outstanding with a weighted average exercise price of $80.33 per share and 22,890 stock options which were exercisable with a weighted average exercise price of $72.67 per share.

The following is a summary of stock option activity during fiscal 2020:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2019	36,450	$78.67
Granted	—	—
Exercised	(2,100)	51.50
Forfeited/Expired	—	—
Outstanding at September 2020	34,350	$80.33

Net income before income taxes included compensation expense related to the amortization of the Company’s stock option awards of $0.1 million during both fiscal 2020 and fiscal 2019. At September 2020, total unamortized compensation expense related to stock options was approximately $0.2 million. This unamortized compensation expense is expected to be amortized over approximately the next 29 months.

The aggregate intrinsic value of stock options outstanding was less than $0.1 million at September 2020 and $0.2 million at September 2019. The aggregate intrinsic value of stock options exercisable was less than $0.1 million and $0.2 million at September 2020 and September 2019, respectively.

The total intrinsic value of stock options exercised was less than $0.1 million in both fiscal 2020 and fiscal 2019. The total fair value of stock options vested was $0.4 million during both fiscal 2020 and fiscal 2019.

Restricted Stock Units

At September 2020, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)	Restricted Stock Units(4)
Date of award:	October 2015	October 2017	October 2018	October 2019
Original number of awards issued:	13,250	13,000	15,050	14,550
Service period:	36 - 60 months	36 months	36 months	36 months
Estimated fair value of award at grant date:	$1,112,000	$1,177,000	$1,264,000	$1,007,000
Non-vested awards outstanding at September 30, 2020:	50	4,334	10,037	14,550
Fair value of non-vested awards at September 30, 2020 of approximately:	$3,000	$280,000	$648,000	$940,000

(1)	13,200 of the restricted stock units were vested as of September 2020. The remaining 50 restricted stock units will vest in October 2020.
(2)	8,666 of the restricted stock units were vested as of September 2020. The remaining 4,334 restricted stock units will vest in October 2020.
(3)	5,013 of the restricted stock units were vested as of September 2020. 5,018 restricted stock units will vest in October 2020 and 5,019 will vest in October 2021.
(4)	The 14,550 restricted stock units will vest in equal amounts in October 2020, October 2021, and October 2022.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting. Based on these award provisions, the compensation expense recorded in the Company’s Statement of Operations reflects the straight-line amortized fair value based on the liability method under “ASC 718 – Compensation – Stock Compensation”.

Net income before income taxes included compensation expense related to the amortization of the Company’s restricted stock unit awards of approximately $1.0 million and $1.2 million during fiscal 2020 and fiscal 2019, respectively. These amounts were recorded as accrued expenses in the Company’s Consolidated Balance Sheets at both September 2020 and September 2019. The tax benefit related to this compensation expense was approximately $0.2 million and $0.3 million in fiscal 2020 and fiscal 2019, respectively. The total intrinsic value of restricted stock units vested during fiscal 2020 and fiscal 2019 was approximately $0.9 million and $1.1 million, respectively.

Total unamortized compensation expense for these awards based on the grant date fair value price was approximately $1.1 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 16 months (the weighted-average period).

The following summarizes restricted stock unit activity under the Omnibus Plans during fiscal 2020:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stocks units at September 2019	28,151	$76.25
Granted	14,550	69.20
Vested	(13,730)	74.02
Expired	—	—
Nonvested restricted stocks units at September 2020	28,971	$64.59

13. BUSINESS SEGMENTS:

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2020:
External revenues:
Cigarettes	$1,045,661,081	$—	$—	$1,045,661,081
Tobacco	227,807,266	—	—	227,807,266
Confectionery	82,910,260	—	—	82,910,260
Health food	—	46,010,692	—	46,010,692
Foodservice & other	118,889,464	—	—	118,889,464
Total external revenue	1,475,268,071	46,010,692	—	1,521,278,763
Depreciation	1,791,414	1,325,035	—	3,116,449
Amortization	—	—	—	—
Operating income (loss)	17,291,306	(1,824,416)	(6,385,904)	9,080,986
Interest expense	128,672	—	1,564,579	1,693,251
Income (loss) from operations before taxes	17,207,935	(1,814,850)	(7,891,074)	7,502,011
Equity method investment earnings, net of tax	—	—	183,579	183,579
Total assets	158,292,477	19,124,233	10,584,563	188,001,273
Capital expenditures	2,071,956	1,215,364	—	3,287,320

FISCAL YEAR ENDED 2019:
External revenue:
Cigarettes	$955,667,916	$—	$—	$955,667,916
Tobacco	197,678,519	—	—	197,678,519
Confectionery	83,130,063	—	—	83,130,063
Health food	—	44,210,688	—	44,210,688
Foodservice & other	111,700,971	—	—	111,700,971
Total external revenue	1,348,177,469	44,210,688	—	1,392,388,157
Depreciation	1,569,178	1,006,746	—	2,575,924
Amortization	41,667	—	—	41,667
Operating income (loss)	17,280,500	(4,731,717)	(6,199,095)	6,349,688
Interest expense	145,980	—	1,452,884	1,598,864
Income (loss) from operations before taxes	17,186,295	(4,722,375)	(7,651,977)	4,811,943
Total assets	143,541,723	14,028,232	141,667	157,711,622
Capital expenditures	2,982,273	1,524,007	—	4,506,280

14. TREASURY STOCK:

The Company repurchased a total of 28,727 and 75,113 shares of its common stock during fiscal 2020 and fiscal 2019, respectively, for cash totaling approximately $2.0 million and $7.5 million, respectively. All repurchased shares were recorded in treasury stock at cost.

15. IMPACT OF COVID-19:

In March 2020, the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic. The Company has been designated as a critical infrastructure supplier to the Convenience Store Industry. Both of the Company’s business segments have continued to operate during the pandemic as essential suppliers of goods and services and the Company has taken certain proactive and precautionary steps to ensure the safety of its employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures, and mandating remote working environments for certain employees.

The Company continues to monitor medical, regulatory and consumer developments, and community-based regulations, however, we cannot predict the long-term effects on our business, including our financial position or results of operations, if governmental restrictions such as Stay-At-Home orders or other such directives continue or are reinstated for a prolonged period of time and materially disrupt consumer demand, our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations.

16. SUBSEQUENT EVENTS:

On October 27, 2020 the Compensation Committee of the Company’s Board of Directors awarded 20,500 restricted stock units to members of the Company’s executive management team. These awards include a three year graded vesting schedule and can be settled in either cash or stock. At the same time, the Company’s Board of Directors replenished the number of shares authorized for repurchase under AMCON’s existing Common Stock repurchase program. The program provides for periodic repurchases of up to 75,000 shares of AMCON’s common stock in open market or privately negotiated transactions.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

Except as described above under “Other” in Part II, Item 9A., there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the December 2020 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant’s Proxy Statement will contain under the captions “Executive Compensation and Related Matters” and “Corporate Governance and Board Matters—Director Compensation” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference. Rules of the Securities and Exchange Commission permit the Company to omit the disclosure contemplated by Item 407(e)(4) and (e)(5) relating to “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, respectively, and this annual report does not include such disclosure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Registrant’s Proxy Statement will contain under the captions “Ownership of Our Common Stock by Our Directors and Executive Officers and Other Principal Stockholders” and “Executive Compensation and Related Matters—Equity Compensation Plan Information” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant’s Proxy Statement will contain under the captions “Certain Relationships and Related Party Transactions”, “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” and “Corporate Governance and Board Matters—Committees of the Board”, the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s Proxy Statement will contain under the caption “Independent Auditor Fees and Services”, the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
(1)	Financial Statements

The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements under Item 8.

(2)	Financial Statement Schedules

Not Applicable.

(3)	Exhibits

3.1	Restated Certificate of Incorporation of AMCON Distributing Company
3.2	Amended and Restated Bylaws of AMCON Distributing Company dated January 29, 2008 (incorporated by reference to Exhibit 3.2 of AMCON’s Current Report on Form 8-K filed on February 4, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of AMCON’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)
4.2

Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)

4.3	Description of Registrant’s Securities
10.1

Second Amended and Restated Loan and Security Agreement, date April 18, 2011, between AMCON Distributing Company and Bank of America, as agent (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 19, 2011)

10.2	Consent and First Amendment to Second Amended and Restated Credit Agreement dated May 27, 2011 (incorporated by reference to Exhibit 10.2 of AMCON’s Form 8-K filed on May 31, 2011)
10.3

Second Amendment to Second Amended and Restated Loan and Security Agreement, date July 16, 2013, between AMCON Distributing Company and Bank of America, (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2013)

10.4

AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

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

10.9	Executive Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.45 to AMCON’s Annual Report on Form 10-K filed on November 7, 2008)*
10.10	Director Restricted Stock Award Agreement under the 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.46 of AMCON’s Annual Report on Form 10-K filed on November 7, 2008)

10.11

Form of Stock Option Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on April 19, 2011)

10.12

Form of Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan, together with a schedule identifying individual award recipients and the related terms (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on April 19, 2011)

10.13

Amended and Restated Term Real Estate Promissory Note, dated September 30, 2016, issued by AMCON Distributing Company to BMO Harris, NA (incorporated by reference to Exhibit 10.13 of AMCON’s Annual Report on form 10-K filed on November 8, 2016)

10.14	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Current Report on Form 8-K filed with the Commission on December 22, 2014)*
10.15

Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Current Report on Form 8-K filed with the Commission on December 22, 2014)*

10.16

Third Amendment to Second Amended and Restated Loan and Security Agreement, dated November 6, 2017, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.16 of AMCON’s Annual Report on Form 10-K filed on November 8, 2017)*.

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
10.20

Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 20, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s From 8-K filed on March 24, 2020)

11.1	Statement regarding computation of per share earnings (incorporated by reference to Note 3 to the Consolidated Financial Statements included as a part of this report on Form 10-K under Item 8)
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act
101	Interactive Data File (filed herewith electronically).

*        Represents management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2020	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 9, 2020	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 9, 2020	/s/ Charles J. Schmaderer
Charles J. Schmaderer
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

November 9, 2020	/s/ Andrew C. Plummer
Andrew C. Plummer
President, Chief Operating Officer and Director

November 9, 2020	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 9, 2020	/s/ John R. Loyack
John R. Loyack
Director

November 9, 2020	/s/ Raymond F. Bentele
Raymond F. Bentele
Director

November 9, 2020	/s/ Stanley Mayer
Stanley Mayer
Director

November 9, 2020	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)