Form 10-Q
period 2020-12-31
AMCON DISTRIBUTING CO
filed 2021-01-19
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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

Smaller reporting company ☒Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ◻  No ⌧

The Registrant had 551,369 shares of its $.01 par value common stock outstanding as of January 15, 2021.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2020 and September 30, 2020

	December	September
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$515,098	$661,195
Accounts receivable, less allowance for doubtful accounts of $0.8 million at December 2020 and $0.9 million at September 2020	29,712,850	34,278,429
Inventories, net	67,832,187	98,971,773
Prepaid and other current assets	7,884,267	2,091,645
Total current assets	105,944,402	136,003,042

Property and equipment, net	17,171,501	17,497,274
Operating lease right-of-use assets, net	18,660,239	18,936,126
Note receivable	3,500,000	3,500,000
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	500,000
Equity method investment	7,189,433	6,744,095
Other assets	343,593	383,786
Total assets	$157,746,118	$188,001,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,054,417	$22,108,299
Accrued expenses	11,137,468	8,306,160
Accrued wages, salaries and bonuses	2,468,758	4,761,020
Income taxes payable	465,553	567,408
Current operating lease liabilities	5,756,176	5,607,098
Current maturities of long-term debt	512,344	516,850
Total current liabilities	37,394,716	41,866,835

Credit facility	33,051,949	61,971,682
Deferred income tax liability, net	1,939,311	1,806,575
Long-term operating lease liabilities	13,575,388	14,028,606
Long-term debt, less current maturities	5,477,181	2,608,794
Other long-term liabilities	757,387	927,241

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 551,369 shares outstanding at December 2020 and 537,715 shares outstanding at September 2020	8,834	8,697
Additional paid-in capital	25,007,239	24,282,058
Retained earnings	71,401,400	71,362,334
Treasury stock at cost	(30,867,287)	(30,861,549)
Total shareholders’ equity	65,550,186	64,791,540
Total liabilities and shareholders’ equity	$157,746,118	$188,001,273

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2020 and 2019

	For the three months ended December
	2020	2019
Sales (including excise taxes of $100.5 million and $94.0 million, respectively)	$404,744,774	$360,101,103
Cost of sales	381,282,795	339,256,392
Gross profit	23,461,979	20,844,711
Selling, general and administrative expenses	18,599,816	18,952,735
Depreciation and amortization	774,285	725,461
	19,374,101	19,678,196
Operating income	4,087,878	1,166,515

Other expense (income):
Interest expense	376,430	472,423
Other (income), net	(41,823)	(6,778)
	334,607	465,645
Income from operations before income taxes	3,753,271	700,870
Income tax expense	1,011,000	249,000
Equity method investment earnings, net of tax	335,339	—
Net income available to common shareholders	$3,077,610	$451,870

Basic earnings per share available to common shareholders	$5.61	$0.80
Diluted earnings per share available to common shareholders	$5.57	$0.80

Basic weighted average shares outstanding	548,125	562,578
Diluted weighted average shares outstanding	552,059	567,794

Dividends declared and paid per common share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three months ended December 31, 2020 and 2019

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED DECEMBER 2019
Balance, October 1, 2019	856,039	$8,561	(303,425)	$(28,831,855)	$23,165,639	$66,414,397	$60,756,742
Dividends on common stock, $0.46 per share	—	—	—	—	—	(273,630)	(273,630)
Compensation expense and issuance of stock in connection with equity-based awards	13,328	131	—	—	1,027,315	—	1,027,446
Repurchase of common stock	—	—	(109)	(8,156)	—	—	(8,156)
Net income	—	—	—	—	—	451,870	451,870
Balance, December 31, 2019	869,367	$8,692	(303,534)	$(28,840,011)	$24,192,954	$66,592,637	$61,954,272

THREE MONTHS ENDED DECEMBER 2020
Balance, October 1, 2020	869,867	$8,697	(332,152)	$(30,861,549)	$24,282,058	$71,362,334	$64,791,540
Dividends on common stock, $5.18 per share	—	—	—	—	—	(3,038,544)	(3,038,544)
Compensation expense and issuance of stock in connection with equity-based awards	13,722	137	—	—	725,181	—	725,318
Repurchase of common stock	—	—	(68)	(5,738)	—	—	(5,738)
Net income	—	—	—	—	—	3,077,610	3,077,610
Balance, December 31, 2020	883,589	$8,834	(332,220)	$(30,867,287)	$25,007,239	$71,401,400	$65,550,186

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2020 and 2019

	December	December
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,077,610	$451,870
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	774,285	725,461
Equity method investment earnings, net of tax	(335,339)	—
Loss (gain) on sales of property and equipment	(2,000)	—
Equity-based compensation	346,891	129,931
Deferred income taxes	132,736	154,792
Provision (recovery) for losses on doubtful accounts	(24,000)	371,000
Inventory allowance	172,137	51,587
Other	—	(42,011)

Changes in assets and liabilities:
Accounts receivable	4,589,579	(7,171,661)
Inventories	30,967,449	39,333,140
Prepaid and other current assets	(5,792,622)	(1,578,437)
Other assets	40,193	42,052
Accounts payable	(5,069,889)	(1,623,841)
Accrued expenses and accrued wages, salaries and bonuses	(1,793,704)	(2,509,401)
Other long-term liabilities	(169,854)	—
Income taxes payable and receivable	(211,854)	95,772
Net cash flows from (used in) operating activities	26,701,618	28,430,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(432,505)	(1,228,462)
Proceeds from sales of property and equipment	2,000	—
Net cash flows from (used in) investing activities	(430,505)	(1,228,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	385,943,710	330,596,076
Repayments under revolving credit facility	(414,863,443)	(357,448,761)
Proceeds from borrowings on long-term debt	3,000,000	—
Principal payments on long-term debt	(136,119)	(131,580)
Repurchase of common stock	(5,738)	(8,156)
Dividends on common stock	(105,599)	(107,084)
Settlement and withholdings of equity-based awards	(250,021)	—
Net cash flows from (used in) financing activities	(26,417,210)	(27,099,505)
Net change in cash	(146,097)	102,287
Cash, beginning of period	661,195	337,704
Cash, end of period	$515,098	$439,991

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$426,655	$519,459
Cash paid (refunded) during the period for income taxes	1,090,119	(1,563)

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$16,007	$234,816
Dividends declared, not paid	2,932,945	166,546
Issuance of common stock in connection with the vesting and exercise of equity-based awards	949,812	990,653

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,100 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2020, Convenience Store News ranked us as the seventh (7th) largest convenience store distributor in the United States based on annual sales.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2020, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2020 and December 31, 2019 have been referred to throughout this quarterly report as Q1 2021 and Q1 2020, respectively. The fiscal balance sheet dates as of December 31, 2020 and September 30, 2020 have been referred to as December 2020 and September 2020, respectively.

ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models, and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for the Company) with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

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

2. INVENTORIES

Inventories in our wholesale segment consisted of finished goods and are stated at the lower of cost or net realizable value, determined on a FIFO basis. Inventories in our retail segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at December 2020 and $0.7 million at September 2020. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 2020 and September 2020 was as follows:

	December	September
	2020	2020
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets at December 2020 and September 2020 consisted of the following:

	December	September
	2020	2020
Trademarks and tradenames (Retail Segment)	$500,000	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both December 2020 and September 2020. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2020.

4. EQUITY METHOD INVESTMENT

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

At December 2020, AMCON owned approximately 44% of Team Sledd’s outstanding equity, with a carrying value of $7.2 million. For the three months ended December 2020, the Company recognized $0.3 million in equity in earnings (net of income taxes) from its investment in Team Sledd. The Company’s secured loan to Team Sledd had a carrying value of $3.5 million as of December 2020. Pursuant to an operating agreement between the Company and Sledd, it is anticipated that certain membership interests in Team Sledd will be redeemed over a period of years, with such redemptions to be funded from the operations of Team Sledd. These redemptions would result in corresponding increases in the percentage of the outstanding equity of Team Sledd owned by AMCON.

Team Sledd’s summarized financial data for the three months ended December 2020 was as follows:

For the three months ended December 2020
(Unaudited)
Sales	$164,568,084
Gross profit	$7,847,390
Net income before income taxes	$1,003,793
Net income attributable to AMCON, net of tax	$335,339

5. DIVIDENDS

The Company paid a $0.18 per share cash dividend on its common stock totaling $0.1 million in each of the three month periods ended December 2020 and December 2019, respectively. During Q1 2021, the Company also declared a $5.00 per share special dividend totaling approximately $2.9 million. This special dividend will be paid in the Company’s second fiscal quarter.

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

	For the three months ended December
	2020		2019
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	548,125	548,125	562,578	562,578
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	3,934	—	5,216
Weighted average number of shares outstanding	548,125	552,059	562,578	567,794
Net income available to common shareholders	$3,077,610	$3,077,610	$451,870	$451,870

Net earnings per share available to common shareholders	$5.61	$5.57	$0.80	$0.80

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in a loan syndication.

CREDIT FACILITY

The Facility included the following significant terms at December 2020:

●	A March 2025 maturity date without a penalty for prepayment.

●	$110.0 million revolving credit limit.

●	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

●	Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent successor rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. For this purpose, in no event shall LIBOR be less than 50 basis points.

●	Lending limits subject to accounts receivable and inventory limitations.

●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge coverage ratio was over 1.0 for the trailing twelve months.

●	Provides that the Company may use up to $3.5 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $3.5 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2020 was $87.7 million, of which $33.1 million was outstanding, leaving $54.6 million available.

At December 2020, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.13% at December 2020. For the three months ended December 2020, our peak borrowings under the Facility were $71.7 million, and our average borrowings and average availability under the Facility were $49.5 million and $43.1 million, respectively.

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long term obligations at December 2020.

	December 2020	September 2020
Real Estate Loan, interest payable at a fixed rate of 3.625% with monthly installments of principal and interest of $47,399 through February 2025 with remaining principal due March 2025, collateralized by three distribution facilities	$4,765,058	$1,866,231
Note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	1,224,467	1,259,413
	5,989,525	3,125,644
Less current maturities	(512,344)	(516,850)
	$5,477,181	$2,608,794

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term Real Estate Loan with BMO which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at December 2020. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plans

The Company has two equity-based incentive plans, the 2014 Omnibus Incentive Plan and 2018 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 135,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2020, awards with respect to a total of 120,751 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 14,249 shares may be awarded under the Omnibus Plans.

Stock Options

The following is a summary of stock option activity during Q1 2021:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2020	34,350	$80.33
Granted	—	—
Exercised	(7,300)	59.19
Forfeited/Expired	(500)	84.00
Outstanding at December 2020	26,550	$86.07

Restricted Stock Units

At December 2020, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 2018	October 2019	October 2020
Original number of awards issued:	15,050	14,550	20,500
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date:	$1,264,000	$1,007,000	$1,415,000
Non-vested awards outstanding at December 31, 2020:	5,019	9,701	20,500
Fair value of non-vested awards at December 31, 2020 of approximately:	$597,000	$1,154,000	$2,438,000

(1)	10,031 of the restricted stock units were vested as of December 2020. The remaining 5,019 restricted stock units will vest in October 2021.
(2)	4,849 of the restricted stock units were vested as of December 2020. 4,850 restricted stock units will vest in October 2021 and 4,851 will vest in October 2022.
(3)	The 20,500 restricted stock units will vest in equal amounts in October 2021, October 2022, and October 2023.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting. Based on these award provisions, the compensation expense recorded in the Company’s Statement of Operations reflects the straight-line amortized fair value based on the liability method.

The following summarizes restricted stock unit activity under the Omnibus Plans during Q1 2021:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stocks units at September 2020	28,971	$64.59
Granted	20,500	69.01
Vested	(14,251)	68.65
Expired	—	—
Nonvested restricted stocks units at December 2020	35,220	$118.95

All Equity-Based Awards (stock options and restricted stock units)

Net income before income taxes included compensation expense of approximately $0.3 million and $0.1 million during Q1 2021 and Q1 2020, respectively, related to the amortization of all equity-based compensation awards. Total unamortized compensation expense related to these awards at December 2020 and September 2020 was approximately $3.9 million and $1.3 million, respectively.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2020
External revenues:
Cigarettes	$276,589,707	$—	$—	$276,589,707
Tobacco	64,845,544	—	—	64,845,544
Confectionery	20,164,577	—	—	20,164,577
Health food	—	11,147,098	—	11,147,098
Foodservice & other	31,997,848	—	—	31,997,848
Total external revenue	393,597,676	11,147,098	—	404,744,774
Depreciation	472,693	301,592	—	774,285
Operating income (loss)	5,788,239	(114,987)	(1,585,374)	4,087,878
Interest expense	29,536	—	346,894	376,430
Income (loss) from operations before taxes	5,769,260	(112,159)	(1,903,830)	3,753,271
Equity method investment earnings, net of tax	—	—	335,339	335,339
Total assets	128,232,076	18,583,221	10,930,821	157,746,118
Capital expenditures	406,440	42,072	—	448,512

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2019
External revenue:
Cigarettes	$245,050,054	$—	$—	$245,050,054
Tobacco	54,317,548	—	—	54,317,548
Confectionery	20,836,862	—	—	20,836,862
Health food	—	10,096,495	—	10,096,495
Foodservice & other	29,800,144	—	—	29,800,144
Total external revenue	350,004,608	10,096,495	—	360,101,103
Depreciation	432,263	293,198	—	725,461
Operating income (loss)	3,649,014	(1,142,306)	(1,340,193)	1,166,515
Interest expense	33,974	—	438,449	472,423
Income (loss) from operations before taxes	3,619,664	(1,140,152)	(1,778,642)	700,870
Total assets	125,529,755	21,947,811	122,891	147,600,457
Capital expenditures	793,681	600,344	—	1,394,025

10. COMMON STOCK REPURCHASES

The Company repurchased a total of 68 and 109 shares of its common stock during the three months ended December 2020 and December 2019, respectively, for cash totaling less than $0.1 million in each respective period. All repurchased shares were recorded in treasury stock at cost.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with the threat or occurrence of epidemics or pandemics (such as the recent COVID-19 or coronavirus outbreak) or other public health issues, including the continued health of our employees and management, the imposition of governmental orders restricting our operations and the activities of our employees, suppliers and customers and the reduced demand for our goods and services, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations, or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact of ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increases in operational costs, including the cost of maintaining a refrigerated trucking fleet and general business insurance costs,

●	the risks associated with a competitive labor market, particularly for truck drivers and warehouse workers, which may impact our ability to recruit and retain employees and result in higher employee compensation costs,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

●	higher commodity prices and general inflation which could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), state or local governmental agencies, or other parties,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters and domestic or political unrest, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

The Company continues to monitor medical, regulatory and consumer developments, and community-based regulations, however, we cannot predict the long-term effects on our business, including our financial position or results of operations, if governmental restrictions such as Stay-At-Home orders or other such directives continue or are reinstated for a prolonged period of time and materially disrupt comsumer demand, our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the three months ended December 2020.

FIRST FISCAL QUARTER 2021 (Q1 2021)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2020 and December 2019:

Wholesale Segment

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,100 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2020, Convenience Store News ranked us as the seventh (7th) largest convenience store distributor in the United States based on annual sales.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER:

	2020	2019	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$404,744,774	$360,101,103	$44,643,671	12.4
Cost of sales	381,282,795	339,256,392	42,026,403	12.4
Gross profit	23,461,979	20,844,711	2,617,268	12.6
Gross profit percentage	5.8%	5.8%

Operating expense	$19,374,101	$19,678,196	$(304,095)	(1.5)
Operating income	4,087,878	1,166,515	2,921,363	250.4
Interest expense	376,430	472,423	(95,993)	(20.3)
Income tax expense	1,011,000	249,000	762,000	306.0
Net income	3,077,610	451,870	2,625,740	581.1

BUSINESS SEGMENTS:
Wholesale
Sales	$393,597,676	$350,004,608	$43,593,068	12.5
Gross profit	19,367,341	17,586,795	1,780,546	10.1
Gross profit percentage	4.9%	5.0%
Retail
Sales	$11,147,098	$10,096,495	$1,050,603	10.4
Gross profit	4,094,638	3,257,916	836,722	25.7
Gross profit percentage	36.7%	32.3%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $6.8 million in Q1 2021 and $6.1 million in Q1 2020.

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

SALES – Q1 2021 vs. Q1 2020

Sales in our Wholesale Segment increased $43.6 million during Q1 2021 as compared to Q1 2020. Significant items impacting sales during Q1 2021 included a $14.4 million increase in sales related to price increases implemented by cigarette manufacturers, a $17.1 million increase in sales related to the volume and mix of cigarette cartons sold, and a $12.1 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”). Sales in our Retail Segment increased $1.1 million during Q1 2021 as compared to Q1 2020. Of this increase, approximately $1.3 million related to higher sales volumes in our existing stores, partially offset by a $0.2 million decrease in sales volume related to the closure of one non-performing store in our Midwest market during the prior fiscal period which was nearing the end of its lease term.

GROSS PROFIT – Q1 2021 vs. Q1 2020

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

Gross profit in our Wholesale Segment increased $1.8 million during Q1 2021 as compared to Q1 2020. Significant items impacting gross profit during Q1 2021 included a $1.3 million increase in gross profit related to higher sales volumes and promotions in our Other Products category and a $0.5 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods. Gross profit in our Retail Segment increased $0.8 million during Q1 2021 as compared to Q1 2020. This change was primarily related to higher sales and gross margins in our existing stores resulting from variations in volume and product mix between the comparative periods, partially offset by the closure of one non-performing store in our Midwest market during the prior year period.

OPERATING EXPENSE – Q1 2021 vs. Q1 2020

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q1 2021 operating expenses decreased $0.3 million as compared to Q1 2020. Significant items impacting operating expenses during Q1 2021 included a $0.4 million decrease in bad debt expense and a $0.2 million decrease in our Retail Segment expenses primarily related to the closure of one non-performing store in our Midwest market during the prior fiscal period. These decreases were partially offset by a $0.3 million increase in employee compensation and benefit costs.

INCOME TAX EXPENSE – Q1 2021 vs. Q1 2020

The change in the Q1 2021 income tax rate as compared to Q1 2020, was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

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

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in the loan syndication. The Facility included the following significant terms at December 2020:

●	A March 2025 maturity date without a penalty for prepayment.

●	$110.0 million revolving credit limit.

●	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

●	Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. For this purpose, in no event shall LIBOR be less than 50 basis points.

●	Lending limits subject to accounts receivable and inventory limitations.

●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge ratio was over 1.0 for the trailing twelve months.

●	Provides that the Company may use up to $3.5 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $3.5 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2020 was $87.7 million, of which $33.1 million was outstanding, leaving $54.6 million available.

At December 2020, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 2.13% at December 2020. For the three months ended December 2020, our peak borrowings under the Facility were $71.7 million, and our average borrowings and average availability under the Facility were $49.5 million and $43.1 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at December 2020. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividend Payments

The Company paid a $0.18 per share cash dividend on its common stock totaling $0.1 million in each of the three month periods ended December 2020 and December 2019, respectively. During Q1 2021, the Company also declared a $5.00 per share special dividend totaling approximately $2.9 million. This special dividend will be paid in the Company’s second fiscal quarter.

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

While the Company believes its liquidity position going forward will be adequate to sustain operatioins, a precipitous change in operating environment could materially impact the Company’s future revenue streams as well as its ability to collect on customer accounts receivable or secure bank credit.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the quarterly period ended December 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1 - 31, 2020	—	$—	—	75,000
November 1 - 30, 2020	68	$82.91	68	74,932
December 1 - 31, 2020	—	$—	—	74,932
Total	68	$82.91	68	74,932

*

In October 2020, the Company’s Board of Directors replenished the existing share repurchase authority to authorize purchases of up to 75,000 shares of the Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1	Second Amended and Restated Term Real Estate Promissory Note, dated December 22, 2020, issued by AMCON Distributing Company to BMO Harris, NA

10.2	Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 22, 2020, between AMCON Distributing Company and Bank of America

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 19, 2021	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 19, 2021	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)