Form 10-Q
period 2021-03-31
AMCON DISTRIBUTING CO
filed 2021-04-19
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The Registrant had 551,369 shares of its $.01 par value common stock outstanding as of April 16, 2021.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2021 and September 30, 2020

	March	September
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$616,109	$661,195
Accounts receivable, less allowance for doubtful accounts of $0.9 million at March 2021 and September 2020	32,883,402	34,278,429
Inventories, net	81,088,400	98,971,773
Income taxes receivable	85,705	—
Prepaid and other current assets	6,188,097	2,091,645
Total current assets	120,861,713	136,003,042

Property and equipment, net	16,670,297	17,497,274
Operating lease right-of-use assets, net	17,588,664	18,936,126
Note receivable	3,500,000	3,500,000
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	500,000
Equity method investment	7,606,925	6,744,095
Other assets	360,459	383,786
Total assets	$171,525,008	$188,001,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,553,918	$22,108,299
Accrued expenses	8,737,907	8,306,160
Accrued wages, salaries and bonuses	3,656,777	4,761,020
Income taxes payable	—	567,408
Current operating lease liabilities	5,744,143	5,607,098
Current maturities of long-term debt	516,189	516,850
Total current liabilities	41,208,934	41,866,835

Credit facility	42,109,177	61,971,682
Deferred income tax liability, net	1,854,823	1,806,575
Long-term operating lease liabilities	12,438,764	14,028,606
Long-term debt, less current maturities	5,371,889	2,608,794
Other long-term liabilities	757,387	927,241

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 551,369 shares outstanding at March 2021 and 537,715 shares outstanding at September 2020	8,834	8,697
Additional paid-in capital	24,917,765	24,282,058
Retained earnings	73,724,722	71,362,334
Treasury stock at cost	(30,867,287)	(30,861,549)
Total shareholders’ equity	67,784,034	64,791,540
Total liabilities and shareholders’ equity	$171,525,008	$188,001,273

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2021 and 2020

	For the three months ended March		For the six months ended March
	2021	2020	2021	2020
Sales (including excise taxes of $92.0 million and $87.5 million, and $192.5 million and $181.5 million, respectively)	$378,513,490	$337,886,516	$783,258,263	$697,987,619
Cost of sales	355,540,704	317,193,063	736,823,498	656,449,455
Gross profit	22,972,786	20,693,453	46,434,765	41,538,164
Selling, general and administrative expenses	19,022,167	18,512,890	37,621,983	37,465,626
Depreciation and amortization	779,925	790,901	1,554,210	1,516,361
	19,802,092	19,303,791	39,176,193	38,981,987
Operating income	3,170,694	1,389,662	7,258,572	2,556,177

Other expense (income):
Interest expense	310,543	387,263	686,973	859,686
Other (income), net	(84,265)	(29,920)	(126,088)	(36,697)
	226,278	357,343	560,885	822,989
Income from operations before income taxes	2,944,416	1,032,319	6,697,687	1,733,188
Income tax expense	829,000	333,000	1,840,000	582,000
Equity method investment earnings, net of tax	313,492	—	648,831	—
Net income available to common shareholders	$2,428,908	$699,319	$5,506,518	$1,151,188

Basic earnings per share available to common shareholders	$4.41	$1.24	$10.02	$2.04
Diluted earnings per share available to common shareholders	$4.33	$1.22	$9.87	$2.02

Basic weighted average shares outstanding	551,369	565,697	549,729	564,129
Diluted weighted average shares outstanding	560,941	571,852	557,741	569,856

Dividends declared and paid per common share	$5.18	$0.46	$5.36	$0.64

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and six months ended March 31, 2021 and 2020

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED MARCH 2020
Balance, January 1, 2020	869,367	$8,692	(303,534)	$(28,840,011)	$24,192,954	$66,592,637	$61,954,272
Dividends on common stock, $0.18 per share	—	—	—	—	—	(107,056)	(107,056)
Compensation expense and issuance of stock in connection with equity-based awards	—	—	—	—	31,191	—	31,191
Repurchase of common stock	—	—	(307)	(23,643)	—	—	(23,643)
Net income	—	—	—	—	—	699,319	699,319
Balance, March 31, 2020	869,367	$8,692	(303,841)	$(28,863,654)	$24,224,145	$67,184,900	$62,554,083

THREE MONTHS ENDED MARCH 2021
Balance, January 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$25,007,239	$71,401,400	$65,550,186
Dividends on common stock, $0.18 per share	—	—	—	—	—	(105,586)	(105,586)
Compensation expense and issuance of stock in connection with equity-based awards	—	—	—	—	(89,474)	—	(89,474)
Repurchase of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	2,428,908	2,428,908
Balance, March 31, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,917,765	$73,724,722	$67,784,034

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
SIX MONTHS ENDED MARCH 2020
Balance, October 1, 2019	856,039	$8,561	(303,425)	$(28,831,855)	$23,165,639	$66,414,397	$60,756,742
Dividends on common stock, $0.64 per share	—	—	—	—	—	(380,685)	(380,685)
Compensation expense and issuance of stock in connection with equity-based awards	13,328	131	—	—	1,058,506	—	1,058,637
Repurchase of common stock	—	—	(416)	(31,799)	—	—	(31,799)
Net income	—	—	—	—	—	1,151,188	1,151,188
Balance, March 31, 2020	869,367	$8,692	(303,841)	$(28,863,654)	$24,224,145	$67,184,900	$62,554,083

SIX MONTHS ENDED MARCH 2021
Balance, October 1, 2020	869,867	$8,697	(332,152)	$(30,861,549)	$24,282,058	$71,362,334	$64,791,540
Dividends on common stock, $5.36 per share	—	—	—	—	—	(3,144,130)	(3,144,130)
Compensation expense and issuance of stock in connection with equity-based awards	13,722	137	—	—	635,707	—	635,844
Repurchase of common stock	—	—	(68)	(5,738)	—	—	(5,738)
Net income	—	—	—	—	—	5,506,518	5,506,518
Balance, March 31, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,917,765	$73,724,722	$67,784,034

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2021 and 2020

	March	March
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,506,518	$1,151,188
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	1,554,210	1,516,361
Equity method investment earnings, net of tax	(648,831)	—
(Gain) loss on sales of property and equipment	(1,374)	33,642
Equity-based compensation	833,624	446,114
Deferred income taxes	48,248	102,163
Provision for losses on doubtful accounts	5,000	390,000
Inventory allowance	110,769	55,746
Other	—	(42,011)
Changes in assets and liabilities:
Accounts receivable	1,390,027	(3,535,875)
Inventories	17,772,604	17,375,263
Prepaid and other current assets	(4,096,452)	(100,883)
Other assets	23,327	(133,074)
Accounts payable	429,389	4,401,077
Accrued expenses and accrued wages, salaries and bonuses	(610,589)	(1,432,939)
Other long-term liabilities	(169,854)	—
Income taxes payable and receivable	(867,112)	178,013
Net cash flows from (used in) operating activities	21,279,504	20,404,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(720,567)	(2,245,139)
Proceeds from sales of property and equipment	10,938	—
Net cash flows from (used in) investing activities	(709,629)	(2,245,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	771,182,879	680,161,101
Repayments under revolving credit facility	(791,045,384)	(697,319,735)
Proceeds from borrowings on long-term debt	3,000,000	—
Principal payments on long-term debt	(237,566)	(264,275)
Repurchase of common stock	(5,738)	(31,799)
Dividends on common stock	(3,144,130)	(380,685)
Settlement and withholdings of equity-based awards	(365,022)	—
Net cash flows from (used in) financing activities	(20,614,961)	(17,835,393)
Net change in cash	(45,086)	324,253
Cash, beginning of period	661,195	337,704
Cash, end of period	$616,109	$661,957

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$690,134	$927,322
Cash paid during the period for income taxes	2,658,865	301,824

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$16,230	$6,583
Issuance of common stock in connection with the vesting and exercise of equity-based awards	949,812	990,653

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2020, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2021 and March 31, 2020 have been referred to throughout this quarterly report as Q2 2021 and Q2 2020, respectively. The fiscal balance sheet dates as of March 31, 2021 and September 30, 2020 have been referred to as March 2021 and September 2020, respectively.

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

2. INVENTORIES

Inventories in our wholesale segment consisted of finished goods and are stated at the lower of cost or net realizable value, determined on a FIFO basis. Inventories in our retail segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.8 million at March 2021 and $0.7 million at September 2020. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 2021 and September 2020 was as follows:

	March	September
	2021	2020
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets at March 2021 and September 2020 consisted of the following:

	March	September
	2021	2020
Trademarks and tradenames (Retail Segment)	$500,000	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both March 2021 and September 2020. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2020.

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

At March 2021, AMCON owned approximately 44% of Team Sledd’s outstanding equity, with a carrying value of $7.6 million. For the three and six months ended March 2021, the Company recognized $0.3 million and $0.6 million, respectively, in equity in earnings (net of income taxes) from its investment in Team Sledd. The Company’s secured loan to Team Sledd had a carrying value of $3.5 million as of March 2021. Pursuant to an operating agreement between the Company and Sledd, it is anticipated that certain membership interests in Team Sledd will be redeemed over a period of years, with such redemptions to be funded from the operations of Team Sledd. These redemptions would result in corresponding increases in the percentage of the outstanding equity of Team Sledd owned by AMCON. During April 2021, subsequent to Q2 2021, certain membership interests in Team Sledd were redeemed, which resulted in AMCON’s ownership of Team Sledd’s outstanding equity increasing to approximately 49%.

Team Sledd’s summarized unaudited financial data for the three and six months ended March 2021 was as follows:

	For the three months ended March 2021	For the six months ended March 2021
Sales	$158,459,384	$323,027,468
Gross profit	$7,719,918	$15,567,308
Net income before income taxes	$941,027	$1,944,820
Net income attributable to AMCON, net of tax	$313,492	$648,831

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $3.0 million and $3.1 million for the three and six month periods ended March 31, 2021, respectively, and $0.3 million and $0.4 million for the three and six month periods ended March 31, 2020, respectively.

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

	For the three months ended March
	2021		2020
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	551,369	551,369	565,697	565,697
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	9,572	—	6,155
Weighted average number of shares outstanding	551,369	560,941	565,697	571,852
Net income available to common shareholders	$2,428,908	$2,428,908	$699,319	$699,319

Net earnings per share available to common shareholders	$4.41	$4.33	$1.24	$1.22

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

	For the six months ended March
	2021		2020
	Basic	Diluted	Basic	Diluted
Weighted average common shares outstanding	549,729	549,729	564,129	564,129
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	8,012	—	5,727
Weighted average number of shares outstanding	549,729	557,741	564,129	569,856
Net income available to common shareholders	$5,506,518	$5,506,518	$1,151,188	$1,151,188

Net earnings per share available to common shareholders	$10.02	$9.87	$2.04	$2.02

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in a loan syndication.

CREDIT FACILITY

The Facility included the following significant terms at March 2021:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2021 was $95.7 million, of which $42.1 million was outstanding, leaving $53.6 million available.

At March 2021, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.85% at March 2021. For the six months ended March 2021, our peak borrowings under the Facility were $71.7 million, and our average borrowings and average availability under the Facility were $44.8 million and $42.0 million, respectively.

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long term obligations at March 2021.

	March 2021	September 2020
Real Estate Loan, interest payable at a fixed rate of 3.625% with monthly installments of principal and interest of $47,399 through February 2025 with remaining principal due March 2025, collateralized by three distribution facilities	$4,698,949	$1,866,231
Note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	1,189,129	1,259,413
	5,888,078	3,125,644
Less current maturities	(516,189)	(516,850)
	$5,371,889	$2,608,794

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at March 2021.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2021
External revenues:
Cigarettes	$255,558,043	$—	$—	$255,558,043
Tobacco	61,431,768	—	—	61,431,768
Confectionery	19,901,516	—	—	19,901,516
Health food	—	12,306,332	—	12,306,332
Foodservice & other	29,315,831	—	—	29,315,831
Total external revenue	366,207,158	12,306,332	—	378,513,490
Depreciation	487,004	292,921	—	779,925
Operating income (loss)	4,431,132	661,303	(1,921,741)	3,170,694
Interest expense	58,109	—	252,434	310,543
Income (loss) from operations before taxes	4,425,941	664,193	(2,145,718)	2,944,416
Equity method investment earnings, net of tax	—	—	313,492	313,492
Total assets	142,275,883	17,673,640	11,575,485	171,525,008
Capital expenditures	186,991	101,294	—	288,285

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2020
External revenue:
Cigarettes	$228,865,603	$—	$—	$228,865,603
Tobacco	51,639,145	—	—	51,639,145
Confectionery	18,027,050	—	—	18,027,050
Health food	—	12,994,651	—	12,994,651
Foodservice & other	26,360,067	—	—	26,360,067
Total external revenue	324,891,865	12,994,651	—	337,886,516
Depreciation	443,143	347,758	—	790,901
Operating income (loss)	2,907,818	85,521	(1,603,677)	1,389,662
Interest expense	32,590	—	354,673	387,263
Income (loss) from operations before taxes	2,902,907	87,760	(1,958,348)	1,032,319
Total assets	142,552,270	20,835,266	478,777	163,866,313
Capital expenditures	439,019	349,425	—	788,444

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2021
External revenue:
Cigarettes	$532,147,749	$—	$—	$532,147,749
Tobacco	126,277,312	—	—	126,277,312
Confectionery	40,066,093	—	—	40,066,093
Health food	—	23,453,430	—	23,453,430
Foodservice & other	61,313,679	—	—	61,313,679
Total external revenue	759,804,833	23,453,430	—	783,258,263
Depreciation	959,697	594,513	—	1,554,210
Operating income (loss)	10,219,371	546,316	(3,507,115)	7,258,572
Interest expense	87,645	—	599,328	686,973
Income (loss) from operations before taxes	10,195,201	552,034	(4,049,548)	6,697,687
Equity method investment earnings, net of tax	—	—	648,831	648,831
Total assets	142,275,883	17,673,640	11,575,485	171,525,008
Capital expenditures	593,431	143,366	—	736,797

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2020
External revenue:
Cigarettes	$473,915,657	$—	$—	$473,915,657
Tobacco	105,956,693	—	—	105,956,693
Confectionery	38,863,912	—	—	38,863,912
Health food	—	23,091,146	—	23,091,146
Foodservice & other	56,160,211	—	—	56,160,211
Total external revenue	674,896,473	23,091,146	—	697,987,619
Depreciation	875,405	640,956	—	1,516,361
Operating income (loss)	6,556,832	(1,056,785)	(2,943,870)	2,556,177
Interest expense	66,564	—	793,122	859,686
Income (loss) from operations before taxes	6,522,571	(1,052,392)	(3,736,991)	1,733,188
Total assets	142,552,270	20,835,266	478,777	163,866,313
Capital expenditures	1,232,700	949,769	—	2,182,469

9. COMMON STOCK REPURCHASES

The Company did not repurchase any shares of its common stock during the three months ended March 2021 and repurchased a total of 307 shares of its common stock during the three months ended March 2020 for cash totaling less than $0.1 million. The Company repurchased 68 and 416 shares of its common stock during the six months ended March 2021 and March 2020, respectively, for cash totaling less than $0.1 million in each respective period. All repurchased shares were recorded in treasury stock at cost.

10. IMPACT OF COVID-19

In March 2020, the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic. Since that time, the Company has been designated as a critical infrastructure supplier to the Convenience Store Industry and both of its business segments have continued to operate as essential suppliers of goods and services.  In response to the pandemic, the Company has undertaken a range of precautionary steps to ensure the safety of its employees, customers and suppliers, including the frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures, and mandating remote working environments for certain employees.

The Company continues to monitor medical, regulatory, consumer, and community-based regulations. While some COVID-19 restrictions have eased, the operating environment remains fluid and we cannot predict the long-term impact of the pandemic on our business or results of operations. Accordingly, future disruptions to consumer demand or our supply chain and/or our ability to procure products or fulfill orders, could negatively impact our financial position.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with the threat or occurrence of epidemics or pandemics (such as the recent COVID-19 pandemic or its variants) or other public health issues, including the continued health of our employees and management, the imposition of governmental orders restricting our operations and the activities of our employees, suppliers and customers and the reduced demand for our goods and services, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations, or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact of ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increases in operational costs, including the cost of maintaining a refrigerated trucking fleet and general business insurance costs,

●	the risks associated with a competitive labor market, particularly for truck drivers and warehouse workers, which may impact our ability to recruit and retain employees and result in higher employee compensation costs,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

●	higher commodity prices and general inflation which could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), state or local governmental agencies, or other parties,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters, and domestic or political unrest, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

IMPACT OF COVID-19 (CORONAVIRUS) ON OUR BUSINESS

In March 2020, the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic. Since that time, the Company has been designated as a critical infrastructure supplier to the Convenience Store Industry and both of its business segments have continued to operate as essential suppliers of goods and services.  In response to the pandemic, the Company has undertaken a range of precautionary steps to ensure the safety of its employees, customers and suppliers, including the frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures, and mandating remote working environments for certain employees.

The Company continues to monitor medical, regulatory, consumer, and community-based regulations. While some COVID-19 restrictions have eased, the operating environment remains fluid and we cannot predict the long-term impact of the pandemic on our business or results of operations. Accordingly, future disruptions to consumer demand or our supply chain and/or our ability to procure products or fulfill orders, could negatively impact our financial position.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the six months ended March 2021.

SECOND FISCAL QUARTER 2021 (Q2 2021)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2021 and March 2020:

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH:

	2021	2020	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$378,513,490	$337,886,516	$40,626,974	12.0
Cost of sales	355,540,704	317,193,063	38,347,641	12.1
Gross profit	22,972,786	20,693,453	2,279,333	11.0
Gross profit percentage	6.1%	6.1%

Operating expense	$19,802,092	$19,303,791	$498,301	2.6
Operating income	3,170,694	1,389,662	1,781,032	128.2
Interest expense	310,543	387,263	(76,720)	(19.8)
Income tax expense	829,000	333,000	496,000	148.9
Net income	2,428,908	699,319	1,729,589	247.3

BUSINESS SEGMENTS:
Wholesale
Sales	$366,207,158	$324,891,865	$41,315,293	12.7
Gross profit	18,279,542	16,159,058	2,120,484	13.1
Gross profit percentage	5.0%	5.0%
Retail
Sales	$12,306,332	$12,994,651	$(688,319)	(5.3)
Gross profit	4,693,244	4,534,395	158,849	3.5
Gross profit percentage	38.1%	34.9%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $7.3 million in Q2 2021 and $6.9 million in Q2 2020.

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

SALES – Q2 2021 vs. Q2 2020

Sales in our Wholesale Segment increased $41.3 million during Q2 2021 as compared to Q2 2020. Significant items impacting sales during Q2 2021 included a $16.3 million increase in sales related to price increases implemented by cigarette manufacturers, a $10.4 million increase in sales related to the volume and mix of cigarette cartons sold, and a $14.6 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”). Sales in our Wholesale Segment continue to benefit from higher consumer demand across a range of product categories.

Sales in our Retail Segment decreased $0.7 million during Q2 2021 as compared to Q2 2020. This decrease was primarily due to lower sales volumes in our existing stores as customers restocked their home pantries near the end of Q2 2020 in response to the onset of the COVID-19 pandemic.

GROSS PROFIT – Q2 2021 vs. Q2 2020

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

Gross profit in our Wholesale Segment increased $2.1 million during Q2 2021 as compared to Q2 2020. Significant items impacting gross profit during Q2 2021 included a $1.7 million increase in gross profit related to higher sales volumes and promotions in our Other Products category and a $0.4 million increase in gross profit related to the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment increased $0.2 million during Q2 2021 as compared to Q2 2020. This change was primarily related to higher gross margins in our existing stores resulting from improved operational efficiencies and variations in volume and product mix between the comparative periods, partially offset by the impact of overall lower sales volumes in our existing stores compared to the prior year period.

OPERATING EXPENSE – Q2 2021 vs. Q2 2020

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q2 2021 operating expenses increased $0.5 million as compared to Q2 2020. Significant items impacting operating expenses during Q2 2021 included a $0.7 million increase in employee compensation and benefit costs and a $0.5 million increase in health insurance costs.  These increases were partially offset by a $0.4 million decrease in our Retail Segment expenses primarily related to closure of one non-performing store in our Midwest market during the prior fiscal period and reductions in other operating expenses.

INCOME TAX EXPENSE – Q2 2021 vs. Q2 2020

The change in the Q2 2021 income tax rate as compared to Q2 2020 was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH:

	2021	2020	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$783,258,263	$697,987,619	$85,270,644	12.2
Cost of sales	736,823,498	656,449,455	80,374,043	12.2
Gross profit	46,434,765	41,538,164	4,896,601	11.8
Gross profit percentage	5.9%	6.0%

Operating expenses	$39,176,193	$38,981,987	$194,206	0.5
Operating income	7,258,572	2,556,177	4,702,395	184.0
Interest expense	686,973	859,686	(172,713)	(20.1)
Income tax expense	1,840,000	582,000	1,258,000	216.2
Net income	5,506,518	1,151,188	4,355,330	378.3

BUSINESS SEGMENTS:
Wholesale
Sales	$759,804,833	$674,896,473	$84,908,360	12.6
Gross profit	37,646,883	33,745,852	3,901,031	11.6
Gross profit percentage	5.0%	5.0%
Retail
Sales	$23,453,430	$23,091,146	$362,284	1.6
Gross profit	8,787,882	7,792,312	995,570	12.8
Gross profit percentage	37.5%	33.7%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $14.1 million for the six month period ended March 2021 and $13.0 million for the six month period ended March 2020.

SALES – Six months ended March 2021

Sales in our Wholesale Segment increased $84.9 million for the six months ended March 2021 as compared to the same prior year period. Significant items impacting sales during the period included a $30.8 million increase in sales related to price increases implemented by cigarette manufacturers, a $27.4 million increase in sales related to the volume and mix of cigarette cartons sold, and a $26.7 million increase in sales related to higher sales volumes in our Other Products category. Sales in our Retail Segment increased $0.4 million for the six months ended March 2021 as compared to the same prior year period. Of this increase, approximately $0.6 million related to higher sales volumes in our existing stores, partially offset by a $0.2 million decrease in sales volume related to the closure of one non-performing store in our Midwest market during the prior fiscal period which was nearing the end of its lease term. Fiscal 2021 sales in both of our business segments continue to benefit from higher consumer demand across a range of product categories.

GROSS PROFIT – Six months ended March 2021

Gross profit in our Wholesale Segment increased $3.9 million for the six months ended March 2021 as compared to the same prior year period. Significant items impacting gross profit during the period included a $2.9 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, a $0.5 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods and a $0.5 million increase in gross profit related to the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment increased $1.0 million for the six months ended March 2021 as compared to the same prior year period. This change was primarily related to higher sales and gross margins in our existing stores resulting from improved operational efficiencies and variations in volume and product mix between the comparative periods, partially offset by the closure of one non-performing store in our Midwest market during the prior year period.

OPERATING EXPENSE – Six months ended March 2021

Operating expenses increased $0.2 million during the six months ended March 2021 as compared to the same prior year period. Significant items impacting operating expenses during the period included a $1.3 million increase in employee compensation and benefit costs and a $0.4 million increase in health and other insurance costs. These increases were partially offset by a $0.4 million decrease in bad debt expense, a $0.3 million reduction in fuel costs, a $0.2 million decrease in other Wholesale Segment operating expenses, and a $0.6 million decrease in our Retail Segment operating expenses primarily related to closure of one non-performing store in our Midwest market during the prior fiscal period and reductions in other store operating expenses.

INCOME TAX EXPENSE – Six month ended March 2021

The change in the six months ended March 2021 income tax rate as compared to the same prior year period was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

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

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in the loan syndication. The Facility included the following significant terms at March 2021:

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

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2021 was $95.7 million, of which $42.1 million was outstanding, leaving $53.6 million available.

At March 2021, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.85% at March 2021. For the six months ended March 2021, our peak borrowings under the Facility were $71.7 million, and our average borrowings and average availability under the Facility were $44.8 million and $42.0 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term Real Estate Loan with BMO which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, are in default. There were no such cross defaults at March 2021. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividend Payments

The Company paid cash dividends on its common stock totaling $3.0 million and $3.1 million for the three and six month periods ended March 31, 2021, respectively, and $0.3 million and $0.4 million for the three and six month periods ended March 31, 2020, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 19, 2021	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 19, 2021	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)