Form 10-Q
period 2021-06-30
AMCON DISTRIBUTING CO
filed 2021-07-19
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

The Registrant had 551,369 shares of its $.01 par value common stock outstanding as of July 16, 2021.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2021 and September 30, 2020

	June	September
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$699,895	$661,195
Accounts receivable, less allowance for doubtful accounts of $0.9 million at June 2021 and September 2020	36,526,770	34,278,429
Inventories, net	95,640,441	98,971,773
Prepaid and other current assets	5,769,066	2,091,645
Total current assets	138,636,172	136,003,042

Property and equipment, net	16,425,171	17,497,274
Operating lease right-of-use assets, net	17,148,745	18,936,126
Note receivable	3,500,000	3,500,000
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	500,000
Equity method investment	7,784,753	6,744,095
Other assets	349,139	383,786
Total assets	$188,780,930	$188,001,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,788,839	$22,108,299
Accrued expenses	11,169,530	8,306,160
Accrued wages, salaries and bonuses	3,839,072	4,761,020
Income taxes payable	495,860	567,408
Current operating lease liabilities	5,503,940	5,607,098
Current maturities of long-term debt	555,832	516,850
Total current liabilities	46,353,073	41,866,835

Credit facility	51,491,984	61,971,682
Deferred income tax liability, net	1,585,882	1,806,575
Long-term operating lease liabilities	12,000,823	14,028,606
Long-term debt, less current maturities	5,196,596	2,608,794
Other long-term liabilities	757,387	927,241

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 551,369 shares outstanding at June 2021 and 537,715 shares outstanding at September 2020	8,834	8,697
Additional paid-in capital	24,943,292	24,282,058
Retained earnings	77,310,346	71,362,334
Treasury stock at cost	(30,867,287)	(30,861,549)
Total shareholders’ equity	71,395,185	64,791,540
Total liabilities and shareholders’ equity	$188,780,930	$188,001,273

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2021 and 2020

	For the three months ended June		For the nine months ended June
	2021	2020	2021	2020
Sales (including excise taxes of $104.9 million and $103.6 million, and $297.4 million and $285.1 million, respectively)	$438,313,030	$396,854,324	$1,221,571,294	$1,094,841,943
Cost of sales	412,771,324	375,202,044	1,149,594,823	1,031,651,499
Gross profit	25,541,706	21,652,280	71,976,471	63,190,444
Selling, general and administrative expenses	20,501,117	18,377,641	58,123,100	55,843,266
Depreciation	741,180	801,683	2,295,390	2,318,045
	21,242,297	19,179,324	60,418,490	58,161,311
Operating income	4,299,409	2,472,956	11,557,981	5,029,133

Other expense (income):
Interest expense	329,929	461,581	1,016,902	1,321,267
Other (income), net	(43,437)	(42,525)	(169,525)	(79,222)
	286,492	419,056	847,377	1,242,045
Income from operations before income taxes	4,012,917	2,053,900	10,710,604	3,787,088
Income tax expense	1,076,000	586,000	2,916,000	1,168,000
Equity method investment earnings, net of tax	754,293	111,666	1,403,124	111,666
Net income available to common shareholders	$3,691,210	$1,579,566	$9,197,728	$2,730,754

Basic earnings per share available to common shareholders	$6.69	$2.79	$16.71	$4.84
Diluted earnings per share available to common shareholders	$6.48	$2.77	$16.37	$4.79

Basic weighted average shares outstanding	551,369	565,483	550,276	564,578
Diluted weighted average shares outstanding	569,481	569,902	561,940	569,873

Dividends declared and paid per common share	$0.18	$0.18	$5.54	$0.82

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and nine months ended June 30, 2021 and 2020

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED JUNE 2020
Balance, April 1, 2020	869,367	$8,692	(303,841)	$(28,863,654)	$24,224,145	$67,184,900	$62,554,083
Dividends on common stock, $0.18 per share	—	—	—	—	—	(107,091)	(107,091)
Compensation expense and issuance of stock in connection with equity-based awards	500	5	—	—	26,728	—	26,733
Repurchase of common stock	—	—	(1,148)	(68,725)	—	—	(68,725)
Net income	—	—	—	—	—	1,579,566	1,579,566
Balance, June 30, 2020	869,867	$8,697	(304,989)	$(28,932,379)	$24,250,873	$68,657,375	$63,984,566

THREE MONTHS ENDED JUNE 2021
Balance, April 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,917,765	$73,724,722	$67,784,034
Dividends on common stock, $0.18 per share	—	—	—	—	—	(105,586)	(105,586)
Compensation expense and issuance of stock in connection with equity-based awards	—	—	—	—	25,527	—	25,527
Repurchase of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,691,210	3,691,210
Balance, June 30, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,943,292	$77,310,346	$71,395,185

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
NINE MONTHS ENDED JUNE 2020
Balance, October 1, 2019	856,039	$8,561	(303,425)	$(28,831,855)	$23,165,639	$66,414,397	$60,756,742
Dividends on common stock, $0.82 per share	—	—	—	—	—	(487,776)	(487,776)
Compensation expense and issuance of stock in connection with equity-based awards	13,828	136	—	—	1,085,234	—	1,085,370
Repurchase of common stock	—	—	(1,564)	(100,524)	—	—	(100,524)
Net income	—	—	—	—	—	2,730,754	2,730,754
Balance, June 30, 2020	869,867	$8,697	(304,989)	$(28,932,379)	$24,250,873	$68,657,375	$63,984,566

NINE MONTHS ENDED JUNE 2021
Balance, October 1, 2020	869,867	$8,697	(332,152)	$(30,861,549)	$24,282,058	$71,362,334	$64,791,540
Dividends on common stock, $5.54 per share	—	—	—	—	—	(3,249,716)	(3,249,716)
Compensation expense and issuance of stock in connection with equity-based awards	13,722	137	—	—	661,234	—	661,371
Repurchase of common stock	—	—	(68)	(5,738)	—	—	(5,738)
Net income	—	—	—	—	—	9,197,728	9,197,728
Balance, June 30, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,943,292	$77,310,346	$71,395,185

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2021 and 2020

	June	June
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,197,728	$2,730,754
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	2,295,390	2,318,045
Equity method investment earnings, net of tax	(1,403,124)	(111,666)
(Gain) loss on sales of property and equipment	(8,057)	17,042
Equity-based compensation	1,819,272	765,704
Deferred income taxes	(220,693)	(2,862)
Provision for losses on doubtful accounts	86,000	349,000
Inventory allowance	238,148	182,218
Changes in assets and liabilities:
Accounts receivable	(2,334,341)	(9,309,422)
Inventories	3,093,184	20,152,080
Prepaid and other current assets	(3,677,421)	(373,414)
Equity method investment distributions	828,466	—
Other assets	34,647	(126,364)
Accounts payable	2,680,540	2,040,386
Accrued expenses and accrued wages, salaries and bonuses	804,983	(1,424,472)
Other long-term liabilities	(169,854)	125,744
Income taxes payable and receivable	(537,548)	794,027
Net cash flows from (used in) operating activities	12,727,320	18,126,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,254,958)	(2,901,134)
Proceeds from sales of property and equipment	39,728	16,600
Investment in equity method investee	—	(6,500,000)
Issuance of note receivable	—	(3,500,000)
Net cash flows from (used in) investing activities	(1,215,230)	(12,884,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,217,375,073	1,083,878,207
Repayments under revolving credit facility	(1,227,854,771)	(1,087,870,919)
Proceeds from borrowings on long-term debt	3,000,000	—
Principal payments on long-term debt	(373,216)	(397,936)
Proceeds from exercise of stock options	—	25,750
Repurchase of common stock	(5,738)	(100,524)
Dividends on common stock	(3,249,716)	(487,776)
Settlement and withholdings of equity-based awards	(365,022)	(30,208)
Net cash flows from (used in) financing activities	(11,473,390)	(4,983,406)
Net change in cash	38,700	258,860
Cash, beginning of period	661,195	337,704
Cash, end of period	$699,895	$596,564

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,031,457	$1,387,381
Cash paid during the period for income taxes	3,667,036	376,835

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$—	$100,424
Issuance of common stock in connection with the vesting and exercise of equity-based awards	949,812	990,653

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

●	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers in 26 states and primarily operate in the Central, Rocky Mountain, and Mid-South regions of the United States.

●	Our retail health food segment (“Retail Segment”) operates twenty health food retail stores located throughout the Midwest and Florida.

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

Our Retail Segment operates twenty retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akin’s”), and Earth Origins Market (“EOM”). These stores carry over 33,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, has a total of six locations in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of six locations in Arkansas, Missouri, and Oklahoma. EOM has a total of eight locations in Florida.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2020, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2021 and June 30, 2020 have been referred to throughout this quarterly report as Q3 2021 and Q3 2020, respectively. The fiscal balance sheet dates as of June 30, 2021 and September 30, 2020 have been referred to as June 2021 and September 2020, respectively.

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

2. INVENTORIES

Inventories in our wholesale segment consisted of finished goods and are stated at the lower of cost or net realizable value, determined on a FIFO basis. Inventories in our retail segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.0 million at June 2021 and $0.7 million at September 2020. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 2021 and September 2020 was as follows:

	June	September
	2021	2020
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets at June 2021 and September 2020 consisted of the following:

	June	September
	2021	2020
Trademarks and tradenames (Retail Segment)	$500,000	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both June 2021 and September 2020. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2020.

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

At June 2021, AMCON owned approximately 49% of Team Sledd’s outstanding equity, with a carrying value of $7.8 million. For the three and nine months ended June 2021, the Company recognized $0.8 million and $1.4 million, respectively, in equity in earnings (net of income taxes) from its investment in Team Sledd. For the three months ended June 2020, the Company recognized $0.1 million in equity in earnings (net of income taxes) from its investment in Team Sledd. The Company’s secured loan to Team Sledd had a carrying value of $3.5 million as of June 2021. Pursuant to an operating agreement between the Company and Sledd, certain membership interests in Team Sledd may be redeemed over a period of years, with such redemptions being funded from the operations of Team Sledd. Any such redemptions would result in a corresponding increase in the percentage of the outstanding equity of Team Sledd owned by AMCON.

Team Sledd’s summarized unaudited financial data for the three and nine months ended June 2021 and the three months ended June 2020 was as follows:

	For the three months ended June 2021	For the nine months ended June 2021	For the three months ended June 2020
Sales	$179,676,748	$502,704,216	$171,805,323
Gross profit	9,711,966	25,279,274	6,874,963
Net income before income taxes	2,034,258	3,979,078	335,093
Net income attributable to AMCON, net of tax	754,293	1,403,124	111,666

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million and $3.2 million for the three and nine month periods ended June 30, 2021, respectively, and $0.1 million and $0.5 million for the three and nine month periods ended June 30, 2020, respectively.

6. EARNINGS PER SHARE

Basic earnings per share available to common shareholders is calculated by dividing net income by the weighted average number of common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing income from operations by the sum of the weighted average number of common shares outstanding and the weighted average dilutive equity awards.

	For the three months ended June
	2021		2020
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	551,369	551,369	565,483	565,483
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	18,112	—	4,419
Weighted average number of shares outstanding	551,369	569,481	565,483	569,902
Net income available to common shareholders	$3,691,210	$3,691,210	$1,579,566	$1,579,566

Net earnings per share available to common shareholders	$6.69	$6.48	$2.79	$2.77
(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

	For the nine months ended June
	2021		2020
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	550,276	550,276	564,578	564,578
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	11,664	—	5,295
Weighted average number of shares outstanding	550,276	561,940	564,578	569,873
Net income available to common shareholders	$9,197,728	$9,197,728	$2,730,754	$2,730,754

Net earnings per share available to common shareholders	$16.71	$16.37	$4.84	$4.79
(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in a loan syndication.

CREDIT FACILITY

The Facility included the following significant terms at June 2021:

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

The amount available for use from the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2021 was $109.5 million, of which $51.5 million was outstanding, leaving $58.0 million available.

At June 2021, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.96% at June 2021. For the nine months ended June 2021, our peak borrowings under the Facility were $71.7 million, and our average borrowings and average availability under the Facility were $44.8 million and $44.0 million, respectively.

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long term obligations at June 2021.

	June 2021	September 2020
Real Estate Loan, interest payable at a fixed rate of 3.625% with monthly installments of principal and interest of $47,399 through February 2025 with remaining principal due March 2025, collateralized by three distribution facilities	$4,599,036	$1,866,231
Note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	1,153,392	1,259,413
	5,752,428	3,125,644
Less current maturities	(555,832)	(516,850)
	$5,196,596	$2,608,794

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which would cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, were in default. There were no such cross defaults at June

2021. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products and the retail sale of health and natural food products. The retail health food stores’ operations are aggregated to comprise the Retail Segment because such operations have similar economic characteristics, as well as similar characteristics with respect to the nature of products sold, the type and class of customers for the health food products and the methods used to sell the products. Included in the “Other” column are intercompany eliminations, equity method investment earnings, net of tax and assets held and charges incurred and income earned by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income (loss) before taxes.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2021
External revenues:
Cigarettes	$294,690,427	$—	$—	$294,690,427
Tobacco	68,525,147	—	—	68,525,147
Confectionery	25,703,325	—	—	25,703,325
Health food	—	11,745,769	—	11,745,769
Foodservice & other	37,648,362	—	—	37,648,362
Total external revenue	426,567,261	11,745,769	—	438,313,030
Depreciation	445,831	295,349	—	741,180
Operating income (loss)	6,349,783	621,421	(2,671,795)	4,299,409
Interest expense	56,924	—	273,005	329,929
Income (loss) from operations before taxes	6,304,328	624,447	(2,915,858)	4,012,917
Equity method investment earnings, net of tax	—	—	754,293	754,293
Total assets	159,766,283	17,140,050	11,874,597	188,780,930
Capital expenditures	384,429	133,732	—	518,161

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2020
External revenue:
Cigarettes	$276,348,474	$—	$—	$276,348,474
Tobacco	59,487,110	—	—	59,487,110
Confectionery	20,614,034	—	—	20,614,034
Health food	—	11,538,319	—	11,538,319
Foodservice & other	28,866,387	—	—	28,866,387
Total external revenue	385,316,005	11,538,319	—	396,854,324
Depreciation	452,025	349,658	—	801,683
Operating income (loss)	4,350,347	(159,706)	(1,717,685)	2,472,956
Interest expense	31,623	—	429,958	461,581
Income (loss) from operations before taxes	4,329,679	(157,273)	(2,118,506)	2,053,900
Equity method investment earnings, net of tax	—	—	111,666	111,666
Total assets	146,782,772	19,584,013	10,551,204	176,917,989
Capital expenditures	575,462	174,374	—	749,836

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2021
External revenue:
Cigarettes	$826,838,177	$—	$—	$826,838,177
Tobacco	194,802,459	—	—	194,802,459
Confectionery	65,769,418	—	—	65,769,418
Health food	—	35,199,199	—	35,199,199
Foodservice & other	98,962,041	—	—	98,962,041
Total external revenue	1,186,372,095	35,199,199	—	1,221,571,294
Depreciation	1,405,528	889,862	—	2,295,390
Operating income (loss)	16,569,154	1,167,737	(6,178,910)	11,557,981
Interest expense	144,569	—	872,333	1,016,902
Income (loss) from operations before taxes	16,499,529	1,176,481	(6,965,406)	10,710,604
Equity method investment earnings, net of tax	—	—	1,403,124	1,403,124
Total assets	159,766,283	17,140,050	11,874,597	188,780,930
Capital expenditures	977,860	277,098	—	1,254,958

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2020
External revenue:
Cigarettes	$750,264,131	$—	$—	$750,264,131
Tobacco	165,443,803	—	—	165,443,803
Confectionery	59,477,946	—	—	59,477,946
Health food	—	34,629,465	—	34,629,465
Foodservice & other	85,026,598	—	—	85,026,598
Total external revenue	1,060,212,478	34,629,465	—	1,094,841,943
Depreciation	1,327,431	990,614	—	2,318,045
Operating income (loss)	10,907,179	(1,216,491)	(4,661,555)	5,029,133
Interest expense	98,187	—	1,223,080	1,321,267
Income (loss) from operations before taxes	10,852,250	(1,209,665)	(5,855,497)	3,787,088
Equity method investment earnings, net of tax	—	—	111,666	111,666
Total assets	146,782,772	19,584,013	10,551,204	176,917,989
Capital expenditures	1,808,162	1,124,143	—	2,932,305

9. COMMON STOCK REPURCHASES

The Company did not repurchase any shares of its common stock during the three months ended June 2021 and repurchased a total of 1,148 shares of its common stock during the three months ended June 2020 for cash totaling approximately $0.1 million. The Company repurchased 68 shares of its common stock during the nine months ended June 2021 for cash totaling less than $0.1 million and 1,564 shares of its common stock during the nine months ended June 2020 for cash totaling approximately $0.1 million. All repurchased shares were recorded in treasury stock at cost.

10. IMPACT OF COVID-19

The Company continues to monitor a wide range of health, safety, and regulatory matters related to the COVID-19 pandemic including its impact on our business operations. In particular, ongoing supply chain disruptions at consumer packaged goods (CPG) companies have impacted product availability across all markets including the convenience distribution industry in which our company operates. Additionally, the United States is experiencing an acute workforce shortage which has created a hyper-competitive wage environment and has increased the Company’s operating costs and impacted its operations. Accordingly, ongoing and/or future disruptions to consumer demand, our supply chain, product inflation, the ability to attract employees, wage structures, or our ability to procure products or fulfill orders, could negatively impact our results from operations and financial position.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with the threat or occurrence of epidemics or pandemics (such as the recent COVID-19 pandemic or its variants) or other public health issues, including the continued health of our employees and management, the imposition of governmental orders restricting our operations and the activities of our employees, suppliers and customers and the reduced demand for our goods and services, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations, or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact of ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing COVID-19 related supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand,

●	higher commodity prices and general inflation which could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), state or local governmental agencies, or other parties,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters, and domestic or political unrest, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

IMPACT OF COVID-19 (CORONAVIRUS) ON OUR BUSINESS

The Company continues to monitor a wide range of health, safety, and regulatory matters related to the COVID-19 pandemic including its impact on our business operations. In particular, ongoing supply chain disruptions at consumer packaged goods (CPG) companies have impacted product availability across all markets including the convenience distribution industry in which our company operates. Additionally, the United States is experiencing an acute workforce shortage which has created a hyper-competitive wage environment and has increased the Company’s operating costs and impacted its operations. Accordingly, ongoing and/or future disruptions to consumer demand, our supply chain, product inflation, the ability to attract employees, wage structures, or our ability to procure products or fulfill orders, could negatively impact our results from operations and financial position.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the Securities and Exchange

Commission. There have been no significant changes with respect to these policies during the nine months ended June 2021.

THIRD FISCAL QUARTER 2021 (Q3 2021)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2021 and June 2020:

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

Our Retail Segment operates twenty retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akin’s”), and Earth Origins Market (“EOM”). These stores carry over 33,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, has a total of six locations in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of six locations in Arkansas, Missouri, and Oklahoma. EOM has a total of eight locations in Florida.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE:

	2021	2020	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$438,313,030	$396,854,324	$41,458,706	10.4
Cost of sales	412,771,324	375,202,044	37,569,280	10.0
Gross profit	25,541,706	21,652,280	3,889,426	18.0
Gross profit percentage	5.8%	5.5%

Operating expense	$21,242,297	$19,179,324	$2,062,973	10.8
Operating income	4,299,409	2,472,956	1,826,453	73.9
Interest expense	329,929	461,581	(131,652)	(28.5)
Income tax expense	1,076,000	586,000	490,000	83.6
Net income	3,691,210	1,579,566	2,111,644	133.7

BUSINESS SEGMENTS:
Wholesale
Sales	$426,567,261	$385,316,005	$41,251,256	10.7
Gross profit	21,157,711	17,564,000	3,593,711	20.5
Gross profit percentage	5.0%	4.6%
Retail
Sales	$11,745,769	$11,538,319	$207,450	1.8
Gross profit	4,383,995	4,088,280	295,715	7.2
Gross profit percentage	37.3%	35.4%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $8.3 million in Q3 2021 and $6.8 million in Q3 2020.

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

SALES – Q3 2021 vs. Q3 2020

Sales in our Wholesale Segment increased $41.3 million during Q3 2021 as compared to Q3 2020. Significant items impacting sales during Q3 2021 included a $19.2 million increase in sales related to price increases implemented by cigarette manufacturers, a $22.9 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”), partially offset by a $0.8 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.2 million during Q3 2021 as compared to Q3 2020. Of this increase, approximately $0.5 million related to higher sales volumes in our existing stores, partially offset by a $0.3 million decrease in sales volume related to the closure of a non-performing store in our Florida market. Sales in both of our business segments continue to benefit from higher consumer demand across a range of product categories.

GROSS PROFIT – Q3 2021 vs. Q3 2020

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

Gross profit in our Wholesale Segment increased $3.6 million during Q3 2021 as compared to Q3 2020. Significant items impacting gross profit during Q3 2021 included a $3.4 million increase in gross profit related to higher sales volumes and promotions in our Other Products category and a $0.2 million increase in gross profit related to cigarette manufacturer price increases and the mix of cigarette cartons sold. Gross profit in our Retail Segment increased $0.3 million during Q3 2021 as compared to Q3 2020. This change was primarily related to higher sales and gross margins in our existing stores resulting from improved operational efficiencies and variations in volume and product mix between the comparative periods, partially offset by the closure of a non-performing store in our Florida market.

OPERATING EXPENSE – Q3 2021 vs. Q3 2020

Operating expense includes selling, general and administrative expenses and depreciation. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q3 2021 operating expenses increased $2.1 million as compared to Q3 2020. Significant items impacting operating expenses during Q3 2021 included a $1.6 million increase in employee compensation and benefit costs, a $0.3 million increase in health insurance costs, a $0.3 million increase in fuel costs, and a $0.4 million increase in other Wholesale Segment operating expenses.  These increases were partially offset by a $0.5 million decrease in our Retail Segment expenses primarily related to closure of a non-performing store in our Florida market.

INCOME TAX EXPENSE – Q3 2021 vs. Q3 2020

The change in the Q3 2021 income tax rate as compared to Q3 2020 was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE:

	2021	2020	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$1,221,571,294	$1,094,841,943	$126,729,351	11.6
Cost of sales	1,149,594,823	1,031,651,499	117,943,324	11.4
Gross profit	71,976,471	63,190,444	8,786,027	13.9
Gross profit percentage	5.9%	5.8%

Operating expenses	$60,418,490	$58,161,311	$2,257,179	3.9
Operating income	11,557,981	5,029,133	6,528,848	129.8
Interest expense	1,016,902	1,321,267	(304,365)	(23.0)
Income tax expense	2,916,000	1,168,000	1,748,000	149.7
Net income	9,197,728	2,730,754	6,466,974	236.8

BUSINESS SEGMENTS:
Wholesale
Sales	$1,186,372,095	$1,060,212,478	$126,159,617	11.9
Gross profit	58,804,594	51,309,852	7,494,742	14.6
Gross profit percentage	5.0%	4.8%
Retail
Sales	$35,199,199	$34,629,465	$569,734	1.6
Gross profit	13,171,877	11,880,592	1,291,285	10.9
Gross profit percentage	37.4%	34.3%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $22.4 million for the nine month period ended June 2021 and $19.8 million for the nine month period ended June 2020.

SALES – Nine months ended June 2021

Sales in our Wholesale Segment increased $126.2 million for the nine months ended June 2021 as compared to the same prior year period. Significant items impacting sales during the period included a $50.0 million increase in sales related to price increases implemented by cigarette manufacturers, a $49.6 million increase in sales related to higher sales volumes in our Other Products category, and a $26.6 million increase in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.6 million for the nine months ended June 2021 as compared to the same prior year period. Of this increase, approximately $1.2 million related to higher sales volumes in our existing stores, partially offset by a $0.6 million decrease in sales volume related to the closure of two non-performing stores on a comparative basis.  Fiscal 2021 sales in both of our business segments continue to benefit from higher consumer demand across a range of product categories.

GROSS PROFIT – Nine months ended June 2021

Gross profit in our Wholesale Segment increased $7.5 million for the nine months ended June 2021 as compared to the same prior year period. Significant items impacting gross profit during the period included a $6.3 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, a $0.7 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods and a $0.5 million increase in gross profit related to the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment increased $1.3 million for the nine months ended June 2021 as compared to the same prior year period. This change was primarily related to higher sales and gross margins in our existing stores resulting from improved operational efficiencies and variations in volume and product mix between the comparative periods, partially offset by the closure of two non-performing stores on a comparative basis.

OPERATING EXPENSE – Nine months ended June 2021

Operating expenses increased $2.3 million during the nine months ended June 2021 as compared to the same prior year period. Significant items impacting operating expenses during the period included a $3.0 million increase in employee compensation and benefit costs, a $0.6 million increase in health and other insurance costs, and a $0.2 million increase in other Wholesale Segment operating expenses. These increases were partially offset by a $0.4 million decrease in bad debt expense and a $1.1 million decrease in our Retail Segment operating expenses primarily related to the closure of two non-performing stores on a comparative basis.

INCOME TAX EXPENSE – Nine months ended June 2021

The change in the nine months ended June 2021 income tax rate as compared to the same prior year period was primarily related to nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

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

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in the loan syndication. The Facility included the following significant terms at June 2021:

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

The amount available for use from the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at June 2021 was $109.5 million, of which $51.5 million was outstanding, leaving $58.0 million available.

At June 2021, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.96% at June 2021. For the nine months ended June 2021, our peak borrowings under the Facility were $71.7 million, and our average borrowings and average availability under the Facility were $44.8 million and $44.0 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term Real Estate Loan with BMO which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which would cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, were in default. There were no such cross defaults at June 2021. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.1 million and $3.2 million for the three and nine month periods ended June 30, 2021, respectively, and $0.1 million and $0.5 million for the three and nine month periods ended June 30, 2020, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June  2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 19, 2021	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 19, 2021	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)