Form 10-K
period 2021-09-30
AMCON DISTRIBUTING CO
filed 2021-11-08
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

None
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2021 was $17,542,562 computed by reference to the $114.70 closing price of such common stock equity on March 31, 2021.

As of November 4, 2021, there were 582,789 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the January 2022 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2021 and 2020 fiscal years ended September 30, are herein referred to as fiscal 2021 and fiscal 2020, respectively. The fiscal year-end balance sheet dates of September 30, 2021 and September 30, 2020 are referred to herein as September 2021 and September 2020, respectively. This report and the documents incorporated by reference herein, if any, contain forward looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,100 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,700 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2020, Convenience Store News ranked us as the seventh (7th) largest convenience store distributor in the United States based on annual sales.

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

Our Retail Segment operates twenty retail health food stores as Chamberlin’s Natural Foods (Chamberlin’s), Akin’s Natural Foods (Akin’s), and Earth Origins Market (EOM). These stores carry over 35,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise. Chamberlin’s, which was established in 1935, has a total of seven locations in and around Orlando, Florida. Akin’s, which was also established in 1935, has a total of six locations in Arkansas, Missouri, and Oklahoma. EOM has a total of seven locations in Florida.

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

PRINCIPAL PRODUCTS

The sales of cigarettes represented approximately 68% and 69% of our consolidated revenue in fiscal 2021 and fiscal 2020, respectively. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 32% and 31% of our consolidated revenue in fiscal 2021 and fiscal 2020, respectively.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 12 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment has a significant presence in the regions in which we operate. There are, however, a number of both national and regional wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Core-Mark Holding Company, LLC (Westlake, Texas), as well as regional wholesalers such as Eby-Brown Company, LLC (Naperville, Illinois), H.T. Hackney Company (Knoxville, Tennessee) and Imperial Super Regional Distributors (Elmwood, Louisiana) along with a host of smaller grocery and tobacco wholesalers. We also face competition from Amazon™ which pursues a vertical, multi-channel sales strategy whereby both retail consumers and business level customers are targeted.

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

The natural food retail industry is highly fragmented. According to The Natural Foods Merchandiser (“NFM”), there are approximately 10,400 natural food retail stores operating independently or as part of small retail chains and nearly 24,200 stores when national chains are included. These competitors include companies such as Whole Foods Market, Sprouts Farmers Market, Natural Grocers, General Nutrition Centers and Vitamin Shoppe. We also face competition from AmazonTM and other online competitors which continue to pursue vertical, multi-channel sales strategies whereby both retail consumers and business level customers are targeted. We also compete with specialty supermarkets, other independent natural foods stores chains, small specialty stores, and restaurants. In recent years, conventional supermarkets and mass market outlets such as Kroger, Albertsons, Walmart, Publix, Aldi, Trader Joe’s and Costco have significantly increased their offerings of organic and natural products adding another layer of competition.

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

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2021 or fiscal 2020.

EMPLOYEES

At September 2021, the Company had 749 full-time and 185 part-time employees, which together serve in the following areas:

Managerial	49
Administrative	85
Delivery	145
Sales & Marketing	362
Warehouse	293
Total Employees	934

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). The current labor agreement with the union is effective through November 2023.

CORPORATE AND AVAILABLE INFORMATION

The Company’s principal executive offices are located at 7405 Irvington Road, Omaha, Nebraska 68122. The telephone number at that address is 402-331-3727 and our website address is www.amcon.com. We provide free access to the various reports we file with the United States Securities and Exchange Commission (“SEC”) through our website. These reports include, but are not limited to, our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein. The SEC also maintains a website at www.sec.gov which contains reports, proxies and other company information.

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

The distribution of cigarettes represents a significant portion of our business. During fiscal 2021 approximately 68% of our consolidated revenues came from the distribution of cigarettes which generated approximately 16% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

●	Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products (including vaping and e-cigarette products) are subject to substantial excise taxes and legislation currently under consideration could significantly increase such taxes. Significant increases in cigarette and tobacco-related taxes and fees have been imposed by city, state, and federal governments in recent years. Further, the evolving regulatory responsibilities of the FDA are being funded by fees imposed on tobacco companies. These fees have been passed on to wholesale distributors and end consumers in the form of higher prices for cigarette and tobacco products.

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

In order to limit our potential tobacco-related liabilities, we try to limit our purchases of cigarettes from non-MSA manufacturers for sale in MSA states. The benefits of liability limitations and indemnities we are entitled to under the MSA do not apply to sales of cigarettes manufactured by non-MSA manufacturers. From time-to-time, however, we find it necessary to purchase a limited amount of cigarettes from non-MSA manufacturers. For example, during a transition period while integrating distribution operations from an acquisition we may need to purchase and distribute cigarettes manufactured by non-MSA manufacturers to satisfy the demands of customers of the acquired business. With respect to sales of such non-MSA cigarettes, we could be subject to litigation that could expose us to liabilities for which we would not be indemnified.

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

In our retail health food business, we compete with a wide range of well financed regional and national competitors such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Fresh Thyme Farmers Market, General Nutrition Centers, Vitamin Shoppe, and other online competitors such as Amazon™ all who have embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other and independent natural foods stores chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets such as Kroger, Albertsons, Walmart, and Costco have also significantly increased their offerings of organic and natural products providing another layer of competition. Finally, if online shopping, direct-to-consumer, and home delivery models continue to grow in popularity and further disrupts traditional sales channels, it may present a significant direct risk to brick and mortar retailers, including the Company. We face competition from Whole Foods Market and/or its parent company Amazon™ which pose a threat to the supply chains of the grocery and natural foods business as they continue to pursue a vertical, multi-channel sales strategy whereby both retail consumers and business level customers are targeted. Most of these competitors may have greater financial and marketing resources than our Company and may be able to devote greater resources to sourcing, promoting, and selling their products. In response to heightened competition, the Company is implementing a repositioning strategy for our retail business. This repositioning strategy calls for a wide range of initiatives including the possible addition of one or more of our new retail store prototypes per year into the foreseeable future. The opening of new retail stores inherently brings additional risk to the business. Further, if our repositioning strategy in response to this increase in competition is not successful, it may have a material adverse effect on our results of operations, business, cash flow, and financial condition, and could potentially result in the impairment of assets within this business segment.

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

The emergence and spread of a major epidemic or pandemic (such as COVID-19) or other widespread public health issue could affect our employees, suppliers and/or customers and cause disruption in our operations including, but not limited to, travel restrictions, temporary closing of one or more of our distribution warehouses or retail stores, labor shortages, supply chain interruptions, business shutdowns, or regional quarantines. These disruptions could negatively affect our ability to service our customers, could contribute to adverse economic conditions including decreases in demand for the products we distribute, resulting in lower sales and profitability, or could present increased credit risk to the Company from customer credit defaults resulting from an economic downturn. In addition to the potential operational risks described above, disruptions caused by a widespread public health issue could present increased reputational risk to the Company or result in legal claims or costly response measures.

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

Maintaining a good reputation and public confidence in the products we distribute is critical to our business. Anything that damages that reputation or the public’s confidence in the products we carry, whether or not justified, including adverse publicity about the quality, safety or integrity of our products, could quickly and adversely affect our revenues and profits. In addition, such adverse publicity may result in product liability claims, a loss of reputation, and product recalls which would have a material adverse effect on our sales and operations.

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

The testing of goodwill and other intangible assets for impairment requires management to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in impairment charges. Additionally, we may not be able to accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, our financial condition and results of operations may be adversely affected.

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

We do not have any significant long-term contracts with suppliers in our wholesale business committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we sell in the quantities we request or on favorable terms. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production based on conditions beyond our control. These conditions include job actions or strikes by employees of suppliers, labor shortages, supply chain and transportation disruptions, inclement weather, drought, natural disasters, epidemics, pandemics or other widespread public health issues, or other catastrophic events and the adverse effects of climate change. Our inability to obtain adequate supplies of the products we sell as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

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

In addition, at September 2021 approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in November 2023.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

●	The Company Has Few Shareholders of Record And, If this Number Drops below 300, as was true as of September 30, 2021, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE American, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock falls below 300, as was true as of September 30, 2021, our obligation to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE American. This would likely impact investors’ ability to trade in our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s six distribution centers and twenty retail stores at September 2021 are set forth below:

Location	Square Feet
Distribution—IL, MO, ND, NE, SD, & TN	685,000
Retail—AR, FL, MO, & OK	195,200
Total Square Footage	880,200

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

Name	Age	Position
Christopher H. Atayan	61	Chairman of the Board, Chief Executive Officer, Director
Andrew C. Plummer	47	President, Chief Operating Officer, Director
Charles J. Schmaderer	52	Vice President, Chief Financial Officer, Secretary

CHRISTOPHER H. ATAYAN has served in various senior executive positions with the Company since 2006, including his service as Chairman of the Board since 2008 and Chief Executive Officer since 2006, and has been a director of the Company since 2004. Mr. Atayan served as Senior Managing Director of Slusser Associates, Inc., a private equity and investment banking firm, from 1988 to 2020, and had been engaged in private equity and investment banking since 1982. He also serves on the Board of Eastek Holdings, LLC a contract manufacturing company.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE American under the trading symbol “DIT”. As of November 4, 2021, the closing price of our common stock on NYSE American was $127.28 and there were 582,789 common shares outstanding. As of that date, the Company had approximately 778 persons holding common shares beneficially of which approximately 128 are shareholders of record (including direct participants in the Depository Trust Company).

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

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of $3.4 million, or $5.72 per common share during fiscal 2021, and $0.6 million, or $1.00 per common share during fiscal 2020.

During the fiscal years ended September 30, 2021 and September 30, 2020, the Company did not sell any unregistered securities. The Company issued unregistered securities to certain members of the Company’s management team in relation to the vesting of restricted stock units as described in Note 11 of Part II, Item 8. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

REPURCHASE OF COMPANY SHARES

The Company repurchased a total of 68 and 28,727 shares of its common stock during fiscal 2021 and fiscal 2020, respectively, for cash totaling less than $0.1 million and approximately $2.0 million, respectively. All repurchased shares were recorded in treasury stock at cost. At September 2021, 74,932 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors. The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal 2021. In October 2021, our Board of Directors renewed the repurchase authorization for up to 75,000 shares of the Company’s common stock.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Estimates and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2021 and September 2020. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

Business Update

While the Company experienced strong fiscal 2021 results, it remains cautious moving into fiscal 2022 and beyond based on a range of considerations including, but not limited to, those described below.

First, since the onset of the COVID-19 pandemic, both of our businesses have experienced an increase in demand and sales across a broad range of products. It remains unclear, however, if these demand trends will remain intact or if they will eventually revert back to more historical levels over time.

Secondly, worldwide supply chains continue to remain highly disrupted, which has impacted product availability and resulted in product pricing inflation and may impact long term demand trends.

Finally, the United States is experiencing an acute workforce shortage, which has also impacted the Company, particularly as it relates to filling warehouse and transportation roles.

All of these factors have contributed to an inflationary environment resulting in higher labor costs and an overall increase in the Company’s cost structure.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2021 and 2020:

	Fiscal Years
	2021	2020
Sales	100.0%	100.0%
Cost of sales	94.0	94.2
Gross profit	6.0	5.8
Selling, general and administrative expenses	4.7	5.0
Depreciation	0.2	0.2
Operating income	1.1	0.6
Interest expense	0.1	0.1
Income before income taxes	1.0	0.5
Income tax expense	0.3	0.1
Equity method investment earnings, net of tax	0.2	—
Net income available to common shareholders	0.9%	0.4%

	Fiscal Years
($ in millions)	2021	2020	Incr (Decr) (2)
CONSOLIDATED:
Sales(1)	$1,672.4	$1,521.3	$151.1
Cost of sales	1,571.8	1,433.5	138.3
Gross profit	100.5	87.7	12.8
Gross profit percentage	6.0%	5.8%

Operating expense	$82.7	$78.7	$4.0
Operating income	17.8	9.1	8.7
Interest expense	1.3	1.7	(0.4)
Income tax expense	4.5	2.1	2.4
Equity method investment earnings, net of tax	3.4	0.2	3.2
Net income available to common shareholders	15.5	5.5	10.0

BUSINESS SEGMENTS:
Wholesale
Sales	$1,625.1	$1,475.3	$149.8
Gross profit	82.6	71.6	11.0
Gross profit percentage	5.1%	4.9%
Retail
Sales	$47.3	$46.0	$1.3
Gross profit	17.9	16.1	1.8
Gross profit percentage	37.8%	35.0%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $30.1 million and $26.8 million in fiscal 2021 and fiscal 2020, respectively.
(2)	Calculated based on rounded numbers as presented in the table.

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

SALES—Fiscal 2021 vs. Fiscal 2020

Sales in our Wholesale Segment increased $149.8 million during fiscal 2021 as compared to fiscal 2020. Significant items impacting sales during fiscal 2021 included a $69.8 million increase in sales related to price increases implemented by cigarette manufacturers, a $65.2 million increase in sales related to higher sales volume in our tobacco, beverage, snacks, candy, grocery, health & beauty products, automotive, foodservice, and store supplies categories (“Other Products”), and a $14.8 million increase in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment increased $1.3 million in fiscal 2021 as compared to fiscal 2020. Significant items impacting sales during fiscal 2021 included a $2.3 million increase in sales related to higher sales volumes in our existing stores, partially offset by a $1.0 million decrease in sales related to the closure of two non-performing stores on a comparative basis.

Sales in both of our business segments benefitted from higher consumer demand across a range of product categories.

GROSS PROFIT—Fiscal 2021 vs. Fiscal 2020

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

Gross profit in our Wholesale Segment increased $11.0 million during fiscal 2021 as compared to fiscal 2020. Of this change, approximately $9.4 million related to higher sales in our Other Products category, $1.4 million related to an increase in the benefit recognized from cigarette manufacturer price increases, and a $0.2 million increase related to the volume and mix of cigarettes sold. Gross profit in our Retail Segment increased $1.8 million in fiscal 2021 as compared to fiscal 2020. This change was primarily related to higher sales and gross margins in our existing stores resulting from operational enhancements and variations in volume and product mix between the comparative periods, partially offset by the closure of two non-performing stores on a comparative basis.

OPERATING EXPENSE—Fiscal 2021 vs. Fiscal 2020

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

Our fiscal 2021 consolidated operating expenses increased $4.1 million as compared to fiscal 2020. Our fiscal 2021 Wholesale Segment operating expenses increased $5.9 million as compared to fiscal 2020. Significant items impacting operating expenses in our Wholesale Segment during fiscal 2021 included a $4.1 million increase in employee compensation and benefit costs resulting in part due to a highly competitive labor market which has increased wage levels across all functional areas of the Company, particularly for warehouse associates and transportation roles. Additionally, the Company experienced a $1.3 million increase in health and other insurance costs, a $0.4 million increase in fuel costs primarily related to higher diesel fuel prices, and a $0.5 million increase in other general operating expenses. These increases were partially offset by a $0.4 million decrease in our customer bad debt expense on a comparative basis.

Our fiscal 2021 Retail Segment operating expenses decreased $1.8 million as compared to fiscal 2020. Significant items impacting operating expenses in our Retail Segment during fiscal 2021 included a $1.0 million decrease in operating expenses related to the closure of two non-performing stores on a comparative basis, a decrease of $0.5 million related to impairment charges between the comparative periods, and a $0.3 million decrease in other operating expenses.

INCOME TAX EXPENSE —Fiscal 2021 vs. Fiscal 2020

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

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in the loan syndication. The Facility included the following significant terms at September 2021:

●	A March 2025 maturity date without a penalty for prepayment.
●	$110.0 million revolving credit limit.
●	Loan accordion allowing the Company to increase the size of the Facility by $25.0 million.
●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.
●	Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.
●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. For these purposes, in no event shall LIBOR be less than 50 basis points.
●	Lending limits subject to accounts receivable and inventory limitations.
●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.
●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge coverage ratio was over 1.0 for the trailing twelve months.
●	Provides that the Company may use up to $3.5 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $3.5 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2021 was $109.5 million, of which $43.7 million was outstanding, leaving $65.8 million available.

At September 2021, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.89% at September 2021.

During fiscal 2021, our peak borrowings under the Facility were $71.7 million and our average borrowings and average availability were $44.3 million and $46.5 million, respectively. Our availability to borrow under the Facility generally decreases as inventory and accounts receivable levels increase because of the borrowing limitations that are placed on collateralized assets.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause it to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2021. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividend Payments

The Company paid cash dividends of $3.4 million, or $5.72 per common share during fiscal 2021, and $0.6 million, or $1.00 per common share during fiscal 2020.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below and have not changed during fiscal 2021.

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

The Company’s retail reporting unit recorded ROU asset and fixed asset impairment charges of approximately $0.5 million during fiscal 2020 (See Notes 1 and 4). These impairment charges arose from a range of considerations including, but not limited to, heightened competition in the industry, retail sector market conditions, and earning shortfalls which impacted the Company’s projections of future cash flows to be generated from such assets. To the extent that management's estimates of future performance for the Company’s retail reporting unit are not realized, our business plans for future operations change, or if there is a further deterioration in the macro retailing operating environment, the future assumptions used in calculating the fair value of assets in the retail unit could differ and result in additional impairment charges.

Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both September 2021 and September 2020. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2021 and September 2020.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with the Company’s business model which since the onset of the COVID-19 pandemic has experienced both higher sales volumes and labor costs, and the related risk of sales returning to more historical levels without the Company being able to offset increases in its cost structure,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19) or other public health issues, including the continued health of our employees and management, the imposition of governmental orders restricting our operations and the activities of our employees, suppliers and customers and the reduced demand for our goods and services, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to disruptions in our warehouse operations, or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact that ongoing, decreasing, or changing trade tariffs and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing COVID-19 related supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	higher commodity prices and general inflation which could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), state or local governmental agencies, or other parties,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters and domestic or political unrest, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AMCON Distributing Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and its subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill

As described in Notes 1 and 5 to the financial statements, the Company performs goodwill impairment testing on an annual basis, or whenever events and changes in circumstances indicate that goodwill may be impaired. The Company’s goodwill impairment testing is performed using the income approach (discounted cash flow method). To estimate fair value, the income approach requires the estimation of a wide range of factors including, but not limited to, forecasting future earnings and cash flows, determining the appropriate discount rate, and computing a terminal value at some point in the future. Significant judgment is needed in performing this analysis.

We identified the valuation of goodwill as a critical audit matter because of the significant assumptions used by the Company in determining fair value, including revenue and gross margin projections, terminal values and the discount rate. Auditing management’s assumptions of revenue and gross margin projections, terminal values and the discount rate involves a high degree of auditor judgment and the use of valuation specialists as changes in these assumptions could have significant impacts on the fair value of the reporting unit.

Our audit procedures related to the valuation of goodwill included the following, among others:

●	We utilized a valuation specialist to evaluate the valuation model used by management to estimate fair value and evaluate whether it is reasonable in the circumstances by:
o	Developing independent estimates of the discount rates based on publicly available market data and comparing the resulting reporting unit fair values to management’s estimates.
o	Testing the mathematical accuracy of the calculation.
●	We tested the reasonableness of management’s projections by comparing management’s prior forecasts of future revenue and gross margins to historical results.
●	We evaluated the reasonableness of management’s assumptions related to the growth rate and gross margin by comparing to historical results and available market data.

We have served as the Company's auditor since 2006.

Omaha, Nebraska

November 8, 2021

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2021	2020
ASSETS
Current assets:
Cash	$519,591	$661,195
Accounts receivable, less allowance for doubtful accounts of $0.9 million at September 2021 and September 2020	35,844,163	34,278,429
Inventories, net	95,212,085	98,971,773
Prepaid expenses and other current assets	4,999,125	2,091,645
Total current assets	136,574,964	136,003,042

Property and equipment, net	16,012,524	17,497,274
Operating lease right-of-use assets, net	17,846,529	18,936,126
Note receivable, net of current portion	3,325,000	3,500,000
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	500,000
Equity method investment	9,380,343	6,744,095
Other assets	334,819	383,786
Total assets	$188,411,129	$188,001,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,235,042	$22,108,299
Accrued expenses	11,468,955	8,306,160
Accrued wages, salaries and bonuses	4,489,852	4,761,020
Income taxes payable	867,160	567,408
Current operating lease liabilities	5,513,390	5,607,098
Current maturities of long-term debt	561,202	516,850
Total current liabilities	47,135,601	41,866,835

Credit facility	43,650,865	61,971,682
Deferred income tax liability, net	1,531,228	1,806,575
Long-term operating lease liabilities	12,669,157	14,028,606
Long-term debt, less current maturities	5,054,265	2,608,794
Other long-term liabilities	757,387	927,241

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 551,369 shares outstanding at September 2021 and 537,715 shares outstanding at September 2020	8,834	8,697
Additional paid-in capital	24,918,781	24,282,058
Retained earnings	83,552,298	71,362,334
Treasury stock at cost	(30,867,287)	(30,861,549)
Total shareholders’ equity	77,612,626	64,791,540
Total liabilities and shareholders’ equity	$188,411,129	$188,001,273

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2021	2020
Sales (including excise taxes of $403.9 million and $393.3 million, respectively)	$1,672,378,581	$1,521,278,763
Cost of sales	1,571,829,805	1,433,544,831
Gross profit	100,548,776	87,733,932
Selling, general and administrative expenses	79,631,140	75,051,227
Depreciation	3,093,017	3,116,449
Impairment charges	—	485,270
	82,724,157	78,652,946
Operating income	17,824,619	9,080,986

Other expense (income):
Interest expense	1,339,560	1,693,251
Other (income), net	(203,228)	(114,276)
	1,136,332	1,578,975
Income from operations before income taxes	16,688,287	7,502,011
Income tax expense	4,501,000	2,143,000
Equity method investment earnings, net of tax	3,357,978	183,579
Net income available to common shareholders	$15,545,265	$5,542,590

Basic earnings per share available to common shareholders	$28.24	$9.88
Diluted earnings per share available to common shareholders	$27.36	$9.76

Basic weighted average shares outstanding	550,551	561,166
Diluted weighted average shares outstanding	568,103	567,961

Dividends declared and paid per common share	$5.72	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2019	856,039	$8,561	(303,425)	$(28,831,855)	$23,165,639	$66,414,397	$60,756,742
Dividends on common stock, $1.00 per share	—	—	—	—	—	(594,653)	(594,653)
Compensation expense and issuance of stock in connection with equity-based awards	13,828	136	—	—	1,116,419	—	1,116,555
Repurchase of common stock	—	—	(28,727)	(2,029,694)	—	—	(2,029,694)
Net income	—	—	—	—	—	5,542,590	5,542,590
Balance, September 30, 2020	869,867	$8,697	(332,152)	$(30,861,549)	$24,282,058	$71,362,334	$64,791,540
Dividends on common stock, $5.72 per share	—	—	—	—	—	(3,355,301)	(3,355,301)
Compensation expense and issuance of stock in connection with equity-based awards	13,722	137	—	—	636,723	—	636,860
Repurchase of common stock	—	—	(68)	(5,738)	—	—	(5,738)
Net income	—	—	—	—	—	15,545,265	15,545,265
Balance, September 30, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,918,781	$83,552,298	$77,612,626

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September	September
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,545,265	$5,542,590
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	3,093,017	3,116,449
Equity method investment earnings, net of tax	(3,357,978)	(183,579)
Impairment charges	—	485,270
(Gain) loss on sales of property and equipment	(9,864)	105,039
Equity-based compensation	2,415,156	1,085,287
Deferred income taxes	(275,347)	(16,798)
Provision for losses on doubtful accounts	50,000	(21,000)
Inventory allowance	37,708	(322,240)
Changes in assets and liabilities:
Accounts receivable	(1,615,734)	(9,591,809)
Inventories	3,721,980	3,693,984
Prepaid and other current assets	(2,732,480)	4,794,469
Equity method investment distributions	1,392,730	—
Other assets	48,967	(110,207)
Accounts payable	1,998,494	3,529,980
Accrued expenses and accrued wages, salaries and bonuses	1,164,828	1,353,113
Other long-term liabilities	(169,854)	885,230
Income taxes payable and receivable	(371,248)	857,270
Net cash flows from (used in) operating activities	20,935,640	15,203,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,525,882)	(3,356,573)
Proceeds from sales of property and equipment	55,728	43,600
Investment in equity method investee	—	(6,500,000)
Issuance of note receivable	—	(3,500,000)
Net cash flows from (used in) investing activities	(1,470,154)	(13,312,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	1,663,751,276	1,515,476,055
Repayments under revolving credit facility	(1,682,072,093)	(1,513,881,087)
Proceeds from borrowings on long-term debt	3,000,000	—
Principal payments on long-term debt	(510,177)	(532,747)
Proceeds from exercise of stock options	—	25,750
Repurchase of common stock	(5,738)	(2,029,694)
Dividends on common stock	(3,355,301)	(594,653)
Settlement and withholdings of equity-based awards	(415,057)	(30,208)
Net cash flows from (used in) financing activities	(19,607,090)	(1,566,584)
Net change in cash	(141,604)	323,491
Cash, beginning of period	661,195	337,704
Cash, end of period	$519,591	$661,195

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,353,985	$1,743,098
Cash paid during the period for income taxes	5,138,454	1,302,528

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$128,249	$—
Issuance of common stock in connection with the vesting and exercise of equity-based awards	949,812	990,653

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:

AMCON Distributing Company and Subsidiaries (“AMCON” or “the Company”) serves customers in 26 states and is primarily engaged in the wholesale distribution of consumer products in the Central, Rocky Mountain, and Mid-South regions of the United States.

AMCON’s wholesale distribution business includes six distribution centers that sell approximately 17,700 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON, through its Healthy Edge Inc. subsidiary, operates twenty retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akin’s”), and Earth Origins Market (“EOM”). These stores carry natural supplements, organic and natural groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 68% and 69% of the Company’s consolidated revenue during fiscal 2021 and fiscal 2020, respectively, and 16% and 17% of the Company’s consolidated gross profit during fiscal 2021 and fiscal 2020, respectively.

(b) Accounting Period:

The Company’s fiscal year ends on September 30 and the fiscal years ended September 30, 2021 and September 30, 2020 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at September 2021 and September 2020 totaled approximately $1.0 million and $1.3 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facility (see Note 7). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:

Accounts receivable consist primarily of amounts due to the Company from its normal business activities, including trade receivables from customers and other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history, evaluation of economic conditions as they may impact our customers, and specific risks identified in the portfolio. The Company determines the past due status of trade receivables based on our terms with each customer. Account balances are charged off against the allowance for doubtful accounts when collection efforts have been exhausted and the account receivable is deemed worthless. Any subsequent recoveries of charged off account balances are recorded as income in the period received. As of September 2021 and September 2020, receivables from transactions with customers, less allowance for doubtful accounts were $34.3 million and $33.3 million, respectively.

(f) Inventories:

At September 2021 and September 2020, inventories in our wholesale segment consisted of finished goods and are stated at the lower of cost or net realizable value determined on a FIFO basis. Inventories in our retail segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.8 million and $0.7 million at September 2021 and September 2020, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2021	September 2020
Prepaid expenses	$1.6	$1.6
Prepaid inventory	3.2	0.5
Note receivable, current portion	0.2	—
	$5.0	$2.1

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

The Company reviews property and equipment for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the asset group are estimated over the asset’s useful life of the primary asset and based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the asset group may not be recoverable, the potential impairment is determined based on the amount by which the carrying value of the asset group exceeds the fair value of the asset group.  There was no impairment of any property and equipment during fiscal 2021. The Company recorded impairment charges of approximately $0.5 million during fiscal 2020 related to a non-performing store in our retail reporting unit, of which $0.2 million was related to fixed assets.

(i) Leases:

Lease liabilities are equal to the present value of the remaining fixed lease payments. Right-of-use (“ROU”) assets are determined based on the amount of the lease liability, plus initial direct costs incurred less lease incentives. The Company determines its incremental borrowing rates based on information available at the lease commencement date in calculating the present value of its lease payments. The Company does not recognize assets or liabilities for leases with an initial term of twelve months or less and these short-term lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term. The Company elected the practical expedient to account for non-lease components as part of the lease for all asset classes. The Company reviews its ROU lease assets for indicators of impairment in the same manner as its other property and equipment as described above in (h) Property and Equipment.

(j) Goodwill and Intangible Assets:

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

A discounted cash flow methodology requires the estimation of a wide range of factors including but not limited to:  (i) forecasting future earnings and cash flows, (ii) determining the discount rate applicable to the earnings stream being discounted, and (iii) computing a terminal value at some point in the future. These estimations require significant judgment and include making assumptions such as sales growth rates including the addition of new retail stores, future store profitability, planned capital expenditures, our ability to control costs, the successful implementation of initiatives designed to enhance sales and improve inventory management, gross profit estimates, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

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

(k) Equity Method Investment:

The Company uses the equity method to account for its investment in an investee if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss (net of income taxes) of the investee is included in consolidated net earnings.

Judgment regarding the level of influence over its equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing its equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and future prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified. See Note 6 (Equity Method Investment) for further information relating to the Company’s equity method investment.

(l) Revenue Recognition:

The Company recognizes revenues when the performance obligation is satisfied, which is the point where control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment due to the simultaneous nature of the Company’s customer arrangements (same day creation and fulfillment). After the completion of its performance obligations, the Company has an unconditional right of payment from customers with varying collection and payment terms based on region, credit risk, and other situational factors. Customer receivables are included on the consolidated balance sheets less an allowance for doubtful accounts. The Company has elected the practical expedient permitting it to disregard financing components which may be deemed to be part of its transaction price as its customary payments terms are less than one year. See Note 12 “Business Segments” for the disaggregation of net sales for each of our business segments.

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

(o) Share-Based Compensation:

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

(q) Excise Taxes:

Under ASC 606, the Company is primarily responsible for excise taxes levied on cigarette and other tobacco products and presents excise taxes as a component of revenue.

(r) Contract Costs:

Under ASC 606, the Company expenses as incurred any incremental costs to obtain and fulfill customer contracts as the related amortization period would be one year or less.

(s) Per-share Results:

Basic earnings or loss per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings or loss per share data are based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including stock options and restricted stock units.

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

(u) Fair Value Measurements:

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

(v) Accounting Pronouncements:

Recent Accounting Pronouncements

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

	For Fiscal Years
	2021	2020
	Basic	Basic
Weighted average number of common shares outstanding	550,551	561,166
Net income available to common shareholders	$15,545,265	$5,542,590
Net earnings per share available to common shareholders	$28.24	$9.88

	For Fiscal Years
	2021	2020
	Diluted	Diluted
Weighted average number of common shares outstanding	550,551	561,166
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	17,552	6,795
Weighted average number of shares outstanding	568,103	567,961
Net income available to common shareholders	$15,545,265	$5,542,590
Net earnings per share available to common shareholders	$27.36	$9.76

(1)	Diluted earnings per share calculation includes all stock options and restricted stock units deemed to be dilutive.

3. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2021 and September 2020 consisted of the following:

	2021	2020
Land	$773,068	$773,068
Buildings and improvements	12,616,923	12,605,512
Warehouse equipment	15,859,084	15,409,944
Furniture, fixtures and leasehold improvements	13,426,684	13,539,336
Vehicles	4,085,971	3,846,227
Construction in progress	93,162	33,149
	46,854,892	46,207,236
Less accumulated depreciation:	(30,842,368)	(28,709,962)
Owned property and equipment	$16,012,524	$17,497,274

4. LEASES:

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

The operating ROU lease assets and liabilities recorded on the Company’s consolidated balance sheets consist of fixed lease payments. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term. Additionally, certain leases contain variable payments such as vehicle leases with per-mile charges or retail leases with an additional rent payment based on store performance. These variable payments are expensed as incurred. The Company combines lease components and non-lease components for all asset classes for purposes of recognizing lease assets and liabilities. The Company determines its incremental borrowing rates based on information available at the lease commencement date in calculating the present value of lease payments. The Company reviews its ROU lease assets for indicators of impairment in the same manner as its other property and equipment as described in Note 1. The Company recorded impairment charges of approximately $0.5 million during fiscal 2020 related to a non-performing store in our retail reporting unit, of which $0.3 million was related to a ROU asset.

Leases consist of the following:

Assets	Classification	September 2021	September 2020
Operating	Operating lease right-of-use assets	$17,846,529	$18,936,126

Liabilities
Current:
Operating	Operating lease liabilities	$5,513,390	$5,607,098
Non-current:
Operating	Long-term operating lease liabilities	12,669,157	14,028,606
Total lease liabilities		$18,182,547	$19,635,704

The components of lease costs were as follows:

	Fiscal Year 2021	Fiscal Year 2020
Operating lease cost	$6,152,332	$6,757,206
Short-term lease cost	64,054	261,708
Variable lease cost	472,097	350,313
Net lease cost	$6,688,483	$7,369,227

Maturities of lease liabilities as of September 2021 were as follows:

Operating Leases
2022	$6,095,915
2023	5,121,599
2024	3,623,968
2025	2,365,515
2026	1,407,790
2027 and thereafter	966,600
Total lease payments	19,581,387
Less: interest	(1,398,840)
Present value of lease liabilities	$18,182,547

Weighted-average remaining lease term and weighted-average discount rate information regarding the Company’s leases were as follows:

Lease Term	September 2021	September 2020
Weighted-average remaining lease term (years):
Operating	4.0	4.2
Discount Rate
Weighted-average discount rate:
Operating	3.82%	4.04%

Other information regarding the Company’s leases were as follows:

	Fiscal Year 2021	Fiscal Year 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$6,490,457	$6,661,365
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$1,873,972	$3,116,737

5. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill at September 2021 and September 2020 was as follows:

	September	September
	2021	2020
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets at September 2021 and September 2020 consisted of the following:

	September	September
	2021	2020
Trademarks and tradenames (Retail Segment)	$500,000	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets.

Goodwill recorded on the Company’s consolidated balance sheets represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both September 2021 and September 2020. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2021 and September 2020.

6. EQUITY METHOD INVESTMENT:

In April 2020, the Company completed a transaction with Chas. M. Sledd Company (“Sledd”), a West Virginia wholesale distributor serving the convenience store industry, to jointly own and operate Team Sledd, LLC (“Team Sledd”), a limited liability company formed for the purpose of owning and operating Sledd’s wholesale distribution business. Sledd contributed substantially all of its assets and stated liabilities to Team Sledd, while the Company contributed $10.0 million in cash, of which $6.5 million was structured as equity and $3.5 million was structured as a secured loan to Team Sledd which is subordinate to the liens of Team Sledd's existing secured lenders.

At September 2021 and September 2020, AMCON owned approximately 49% and 44% of Team Sledd’s outstanding equity, respectively, with a carrying value of $9.4 million and $6.7 million, respectively. The Company recognized equity in earnings (net of income taxes) from its investment in Team Sledd of approximately $3.4 million and $0.2 million during fiscal 2021 and fiscal 2020, respectively. The Company’s secured loan to Team Sledd had a carrying value of $3.5 million at both September 2021 and September 2020. As of September 2021, approximately $0.2 million of the secured loan balance is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets. Pursuant to an operating agreement between the Company and Sledd, certain membership interests in Team Sledd may be redeemed over a period of years, with such redemptions being funded from the operations of Team Sledd. Any such redemptions would result in a corresponding increase in the percentage of the outstanding equity of Team Sledd owned by AMCON.

Team Sledd’s summarized financial data for the periods ended September 2021 and September 2020 was as follows:

	For the year ended September 2021	For the six months ended September 2020
Sales	$684,539,392	$350,685,407
Gross profit	34,962,326	14,218,204
Net income before income taxes	8,597,997	551,280
Net income attributable to AMCON, net of tax	3,357,978	183,579

7. DEBT:

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in a loan syndication.

CREDIT FACILITY

	2021	2020
Revolving portion of the Facility, interest payable at 1.89% at September 2021	$43,650,865	$61,971,682

The Facility included the following significant terms at September 2021:

●	A March 2025 maturity date without a penalty for prepayment.
●	$110.0 million revolving credit limit.
●	Loan accordion allowing the Company to increase the size of the Facility by $25.0 million.
●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.
●	Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.
●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent successor rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. For these purposes, in no event shall LIBOR be less than 50 basis points.
●	Lending limits subject to accounts receivable and inventory limitations.
●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.
●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.
●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge coverage ratio was over 1.0 for the trailing twelve months.

●	Provides that the Company may use up to $3.5 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $3.5 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

During fiscal 2021, total borrowings and repayments on the Facility were approximately $1.7 billion and $1.7 billion, respectively, resulting in net payments of $18.3 million. Total borrowings and repayments on the Facility during fiscal 2020 were approximately $1.5 billion and $1.5 billion, respectively, resulting in net advances of $1.6 million.

The amount available for use on the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at September 2021 was $109.5 million, of which $43.7 million was outstanding, leaving $65.8 million available.

LONG-TERM DEBT

In addition to the Facility, the Company also had the following long-term obligations at September 2021 and September 2020.

	2021	2020
Real Estate Loan, interest payable at a fixed rate of 3.625% with monthly installments of principal and interest of $47,399 through February 2025 with remaining principal due March 2025, collateralized by three distribution facilities	$4,498,213	$1,866,231
Note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	1,117,254	1,259,413
	5,615,467	3,125,644
Less current maturities	(561,202)	(516,850)
	$5,054,265	$2,608,794

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2022	$561,202
2023	1,396,332
2024	443,508
2025	3,214,425
2026	—
$5,615,467

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at September 2021.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term Real Estate Loan with BMO which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, is in default. There were no such cross defaults at September 2021. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. INCOME TAXES:

The components of income tax expense from operations for fiscal 2021 and fiscal 2020 consisted of the following:

	2021	2020
Current: Federal	$3,631,619	$1,690,956
Current: State	1,144,728	468,842
	4,776,347	2,159,798
Deferred: Federal	(233,907)	(14,270)
Deferred: State	(41,440)	(2,528)
	(275,347)	(16,798)
Income tax expense	$4,501,000	$2,143,000

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 21% for both fiscal 2021 and fiscal 2020 on income before income taxes is as follows:

	2021	2020
Tax at statutory rate	$3,504,540	$1,575,422
Nondeductible business expenses	232,684	230,571
State income taxes, net of federal tax benefit	867,567	376,262
Other	(103,791)	(39,255)
	$4,501,000	$2,143,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to net deferred tax assets (liabilities) at September 2021 and September 2020 relates to the following:

	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$223,094	$210,734
Accrued expenses	1,369,467	1,243,132
Inventory	362,466	365,417
Intangible assets	—	15,803
Other	114,206	—
Net operating loss carry forwards - federal	7,108	35,545
Net operating loss carry forwards - state	697,013	716,241
Total gross deferred tax assets	2,773,354	2,586,872
Less: Valuation allowance	(697,013)	(716,241)
Total net deferred tax assets	2,076,341	1,870,631
Deferred tax liabilities:
Trade discounts	356,901	318,070
Property and equipment	2,101,463	2,437,337
Goodwill	921,799	921,799
Other	187,164	—
Intangible assets	40,242	—
Total deferred tax liabilities	3,607,569	3,677,206
Total net deferred income tax liability	$1,531,228	$1,806,575

At September 2021, the Company had noncurrent deferred tax assets related to federal net operating loss carryforwards in an amount less than $0.1 million. These federal net operating loss carryforwards totaled an amount less than $0.1 million and were primarily attributable to the Company’s fiscal 2002 purchase of Hawaiian Natural Water Company, Inc. (“HNWC”), a wholly owned subsidiary of the Company. The utilization of HNWC’s net operating losses is limited by Internal Revenue Code Section 382 to approximately $0.1 million per year through 2022.

The Company had a valuation allowance of approximately $0.7 million at both September 2021 and September 2020, against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2021 or fiscal 2020, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2018 and forward remain open under U.S. and state statutes.

9. PROFIT SHARING PLAN:

The Company sponsors a profit sharing plan (i.e. a section 401(k) plan) covering substantially all employees. The plan allows employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. The Company matches 100% of the first 2% contributed and 50% of the next 4% contributed for a maximum match of 4% of employee compensation. The Company made matching contributions to the profit sharing plan of approximately $1.0 million and $0.9 million (net of employee forfeitures) in fiscal 2021 and fiscal 2020, respectively.

10. COMMITMENTS AND CONTINGENCIES:

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

The Company’s liabilities for unpaid and incurred, but not reported claims, for workers’ compensation, general liability, and health insurance was $1.5 million at both September 2021 and September 2020. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self-insured liabilities reserve is set forth below (in millions):

	2021	2020
Beginning balance	$1.5	$1.5
Charged to expense	7.9	6.6
Payments	(7.9)	(6.6)
Ending balance	$1.5	$1.5

11. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plans

The Company has two equity-based incentive plans, the 2014 Omnibus Incentive Plan and 2018 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 135,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2021, awards with respect to a total of 116,951 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 18,049 shares may be awarded under the Omnibus Plans.

Stock Options

No incentive stock options awards were issued during fiscal 2021 or fiscal 2020. Stock options issued by the Company expire ten years from the grant date and include a five year graded vesting schedule.  At September 2021, the Company had 22,250 stock options outstanding with a weighted average exercise price of $86.76 per share and 15,680 stock options which were exercisable with a weighted average exercise price of $86.33 per share.

The following is a summary of stock option activity during fiscal 2021:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2020	34,350	$80.33
Granted	—	—
Exercised	(11,600)	67.84
Forfeited/Expired	(500)	84.00
Outstanding at September 2021	22,250	$86.76

Net income before income taxes included compensation expense related to the amortization of the Company’s stock option awards of $0.1 million during both fiscal 2021 and fiscal 2020. At September 2021, total unamortized compensation expense related to stock options was approximately $0.1 million. This unamortized compensation expense is expected to be amortized over approximately the next 20 months.

The aggregate intrinsic value of stock options outstanding was approximately $1.1 million at September 2021 and less than $0.1 million at September 2020. The aggregate intrinsic value of stock options exercisable was approximately $0.9 million at September 2021 and less than $0.1 million at September 2020.

The total intrinsic value of stock options exercised was approximately $0.9 million in fiscal 2021 and less than $0.1 million in fiscal 2020. The total fair value of stock options vested was approximately $0.7 million during fiscal 2021 and approximately $0.4 million during fiscal 2020.

Restricted Stock Units

At September 2021, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)	Restricted Stock Units(3)
Date of award:	October 2018	October 2019	October 2020
Original number of awards issued:	15,050	14,550	20,500
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date:	$1,264,000	$1,007,000	$1,415,000
Non-vested awards outstanding at September 30, 2021:	5,019	9,701	20,500
Fair value of non-vested awards at September 30, 2021 of approximately:	$748,000	$1,445,000	$3,054,000
(1)	10,031 of the restricted stock units were vested as of September 2021. The remaining 5,019 restricted stock units will vest in October 2021.
(2)	4,849 of the restricted stock units were vested as of September 2021. 4,850 restricted stock units will vest in October 2021 and 4,851 will vest in October 2022.
(3)	The 20,500 restricted stock units will vest in equal amounts in October 2021, October 2022, and October 2023.

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

Net income before income taxes included compensation expense related to the amortization of the Company’s restricted stock unit awards of approximately $2.3 million and $1.0 million during fiscal 2021 and fiscal 2020, respectively. These amounts were recorded as accrued expenses in the Company’s Consolidated Balance Sheets at both September 2021 and September 2020. The tax benefit related to this compensation expense was approximately $0.6 million and $0.2 million in fiscal 2021 and fiscal 2020, respectively. The total intrinsic value of restricted stock units vested during fiscal 2021 and fiscal 2020 was approximately $2.1 million and $0.9 million, respectively.

At September 2021, total unamortized compensation expense for these awards based on the grant date fair value price was approximately $2.8 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 16 months (the weighted-average period).

The following summarizes restricted stock unit activity under the Omnibus Plans during fiscal 2021:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stocks units at September 2020	28,971	$64.59
Granted	20,500	69.01
Vested	(14,251)	68.65
Expired	—	—
Nonvested restricted stocks units at September 2021	35,220	$148.98

12. BUSINESS SEGMENTS:

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2021:
External revenues:
Cigarettes	$1,130,297,314	$—	$—	$1,130,297,314
Tobacco	264,453,836	—	—	264,453,836
Confectionery	92,353,240	—	—	92,353,240
Health food	—	47,321,449	—	47,321,449
Foodservice & other	137,952,742	—	—	137,952,742
Total external revenue	1,625,057,132	47,321,449	—	1,672,378,581
Depreciation	1,905,270	1,187,747	—	3,093,017
Operating income (loss)	24,477,037	1,797,250	(8,449,668)	17,824,619
Interest expense	199,392	—	1,140,168	1,339,560
Income (loss) from operations before taxes	24,354,719	1,809,130	(9,475,562)	16,688,287
Equity method investment earnings, net of tax	—	—	3,357,978	3,357,978
Total assets	157,038,710	18,179,614	13,192,805	188,411,129
Capital expenditures	1,251,617	402,514	—	1,654,131

FISCAL YEAR ENDED 2020:
External revenue:
Cigarettes	$1,045,661,081	$—	$—	$1,045,661,081
Tobacco	227,807,266	—	—	227,807,266
Confectionery	82,910,260	—	—	82,910,260
Health food	—	46,010,692	—	46,010,692
Foodservice & other	118,889,464	—	—	118,889,464
Total external revenue	1,475,268,071	46,010,692	—	1,521,278,763
Depreciation	1,791,414	1,325,035	—	3,116,449
Operating income (loss)	17,291,306	(1,824,416)	(6,385,904)	9,080,986
Interest expense	128,672	—	1,564,579	1,693,251
Income (loss) from operations before taxes	17,207,935	(1,814,850)	(7,891,074)	7,502,011
Equity method investment earnings, net of tax	—	—	183,579	183,579
Total assets	158,292,477	19,124,233	10,584,563	188,001,273
Capital expenditures	2,071,956	1,215,364	—	3,287,320

13. TREASURY STOCK:

The Company repurchased a total of 68 and 28,727 shares of its common stock during fiscal 2021 and fiscal 2020, respectively, for cash totaling less than $0.1 million and approximately $2.0 million, respectively. All repurchased shares were recorded in treasury stock at cost.

14. IMPACT OF COVID-19:

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

15. SUBSEQUENT EVENTS:

On October 26, 2021, the Compensation Committee of the Company’s Board of Directors awarded 15,100 shares of restricted stock to members of the Company’s executive management team, which include a three-year graded vesting schedule. At the same time, the Company’s Board of Directors replenished the number of shares authorized for repurchase under AMCON’s existing Common Stock repurchase program. The program provides for periodic repurchases of up to 75,000 shares of AMCON’s common stock in open market or privately negotiated transactions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2021.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the January 2022 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

The information appearing under the caption “Executive Officers of the Registrant” in Part I of this report also is incorporated herein by reference. Our Board of Directors has adopted a code of ethical conduct that applies to our executive officers, including our principal executive officer and our principal financial officer. This code of ethical conduct is available without charge to any person who requests it by writing to our corporate secretary. It also is available on our internet website (www.amcon.com) by clicking on the “Corporate Governance” tab under “Investor Relations”. Any substantive amendment to, or waiver from, a provision of this code that applies to our principal executive officer or principal financial officer will be disclosed on our internet website and, if required by rules of the SEC or NYSE American, in the reports we file with the SEC.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
(1)	Financial Statements

The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements under Item 8.

(2)	Financial Statement Schedules

Not Applicable.

(3)	Exhibits

3.1	Restated Certificate of Incorporation of AMCON Distributing Company (incorporated by reference to Exhibit 3.1 of AMCON’s Annual Report on Form 10-K filed on November 9, 2020)
3.2	Amended and Restated Bylaws of AMCON Distributing Company dated January 29, 2008 (incorporated by reference to Exhibit 3.2 of AMCON’s Current Report on Form 8-K filed on February 4, 2008).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of AMCON’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)
4.2

Securities Purchase Agreement dated October 8, 2004 between AMCON Distributing Company and Spencer Street Investments, Inc. (incorporated by reference to Exhibit 4.5 of AMCON’s Annual Report on Form 10-K filed on January 7, 2005)

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 of AMCON’s Annual Report on Form 10-K filed on November 9, 2020)
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
10.3

Second Amendment to Second Amended and Restated Loan and Security Agreement, date July 16, 2013, between AMCON Distributing Company and Bank of America, (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2013)

10.4

Third Amendment to Second Amended and Restated Loan and Security Agreement, dated November 6, 2017, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.16 of AMCON’s Annual Report on Form 10-K filed on November 8, 2017).

10.5

Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 20, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Form 8-K filed on March 24, 2020)

10.6

Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 22, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on January 19, 2021)

10.7

Amended and Restated Term Real Estate Promissory Note, dated September 30, 2016, issued by AMCON Distributing Company to BMO Harris, NA (incorporated by reference to Exhibit 10.13 of AMCON’s Annual Report on form 10-K filed on November 8, 2016)

10.8

Second Amended and Restated Term Real Estate Promissory Note, dated December 22, 2020, issued by AMCON Distributing Company to BMO Harris, NA (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 19, 2021)

10.9

AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

10.10

Security Agreement by and between AMCON Distributing Company and Gold Bank (predecessor to BMO Harris Bank); (incorporated by reference to Exhibit 10.24 of AMCON’s Quarterly Report on Form 10-Q filed on February 14, 2005)

10.11

Change of Control Agreement between the Company and Christopher H. Atayan, dated December 29, 2006 (incorporated by reference to Exhibit 10.40 of AMCON’s Annual Report on Form 10-K filed on December 29, 2006)*

10.12	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.13	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.14	2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.15	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.16	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act
101	Inline XBRL Interactive Data File (filed herewith electronically).
104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

*        Represents management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2021	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2021	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 8, 2021	/s/ Charles J. Schmaderer
Charles J. Schmaderer
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

November 8, 2021	/s/ Andrew C. Plummer
Andrew C. Plummer
President, Chief Operating Officer and Director

November 8, 2021	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 8, 2021	/s/ John R. Loyack
John R. Loyack
Director

November 8, 2021	/s/ Raymond F. Bentele
Raymond F. Bentele
Director

November 8, 2021	/s/ Stanley Mayer
Stanley Mayer
Director

November 8, 2021	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)