Form 10-Q
period 2021-12-31
AMCON DISTRIBUTING CO
filed 2022-01-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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

The Registrant had 582,789 shares of its $.01 par value common stock outstanding as of January 14, 2022.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2021 and September 30, 2021

	December	September
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$840,961	$519,591
Accounts receivable, less allowance for doubtful accounts of $0.8 million at December 2021 and $0.9 million at September 2021	30,861,247	35,844,163
Inventories, net	97,742,318	95,212,085
Prepaid expenses and other current assets	4,830,698	4,999,125
Total current assets	134,275,224	136,574,964

Property and equipment, net	15,449,705	16,012,524
Operating lease right-of-use assets, net	16,942,549	17,846,529
Note receivable, net of current portion	3,325,000	3,325,000
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	500,000
Equity method investment	10,406,708	9,380,343
Other assets	312,635	334,819
Total assets	$185,648,771	$188,411,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,372,775	$24,235,042
Accrued expenses	9,686,140	11,468,955
Accrued wages, salaries and bonuses	2,892,772	4,489,852
Income taxes payable	1,194,512	867,160
Current operating lease liabilities	5,555,582	5,513,390
Current maturities of long-term debt	566,624	561,202
Total current liabilities	38,268,405	47,135,601

Credit facility	48,447,738	43,650,865
Deferred income tax liability, net	2,704,876	1,531,228
Long-term operating lease liabilities	11,723,408	12,669,157
Long-term debt, less current maturities	4,910,559	5,054,265
Other long-term liabilities	13,611	757,387

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 582,789 shares outstanding at December 2021 and 551,369 shares outstanding at September 2021	9,148	8,834
Additional paid-in capital	26,999,735	24,918,781
Retained earnings	83,438,578	83,552,298
Treasury stock at cost	(30,867,287)	(30,867,287)
Total shareholders’ equity	79,580,174	77,612,626
Total liabilities and shareholders’ equity	$185,648,771	$188,411,129

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2021 and 2020

	For the three months ended December
	2021	2020
Sales (including excise taxes of $97.1 million and $100.5 million, respectively)	$422,571,278	$404,744,774
Cost of sales	395,638,615	381,282,795
Gross profit	26,932,663	23,461,979
Selling, general and administrative expenses	22,390,740	18,599,816
Depreciation	784,245	774,285
	23,174,985	19,374,101
Operating income	3,757,678	4,087,878

Other expense (income):
Interest expense	322,097	376,430
Other (income), net	(40,109)	(41,823)
	281,988	334,607
Income from operations before income taxes	3,475,690	3,753,271
Income tax expense	1,245,000	1,011,000
Equity method investment earnings, net of tax	770,365	335,339
Net income available to common shareholders	$3,001,055	$3,077,610

Basic earnings per share available to common shareholders	$5.33	$5.61
Diluted earnings per share available to common shareholders	$5.18	$5.57

Basic weighted average shares outstanding	563,546	548,125
Diluted weighted average shares outstanding	578,964	552,059

Dividends paid per common share	$5.18	$0.18

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three months ended December 31, 2021 and 2020

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED DECEMBER 2020
Balance, October 1, 2020	869,867	$8,697	(332,152)	$(30,861,549)	$24,282,058	$71,362,334	$64,791,540
Dividends on common stock, $5.18 per share	—	—	—	—	—	(3,038,544)	(3,038,544)
Compensation expense and issuance of stock in connection with equity-based awards	13,722	137	—	—	725,181	—	725,318
Repurchase of common stock	—	—	(68)	(5,738)	—	—	(5,738)
Net income	—	—	—	—	—	3,077,610	3,077,610
Balance, December 31, 2020	883,589	$8,834	(332,220)	$(30,867,287)	$25,007,239	$71,401,400	$65,550,186

THREE MONTHS ENDED DECEMBER 2021
Balance, October 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,918,781	$83,552,298	$77,612,626
Dividends on common stock, $5.18 per share	—	—	—	—	—	(3,114,775)	(3,114,775)
Compensation expense and issuance of stock in connection with equity-based awards	31,420	314	—	—	2,080,954	—	2,081,268
Repurchase of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,001,055	3,001,055
Balance, December 31, 2021	915,009	$9,148	(332,220)	$(30,867,287)	$26,999,735	$83,438,578	$79,580,174

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2021 and 2020

	December	December
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,001,055	$3,077,610
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	784,245	774,285
Equity method investment earnings, net of tax	(770,365)	(335,339)
(Gain) loss on sales of property and equipment	(31,000)	(2,000)
Equity-based compensation	710,056	346,891
Deferred income taxes	1,173,648	132,736
Provision for losses on doubtful accounts	(102,000)	(24,000)
Inventory allowance	99,304	172,137
Changes in assets and liabilities:
Accounts receivable	5,084,916	4,589,579
Inventories	(2,629,537)	30,967,449
Prepaid and other current assets	(6,573)	(5,792,622)
Other assets	22,184	40,193
Accounts payable	(5,750,609)	(5,069,889)
Accrued expenses and accrued wages, salaries and bonuses	(1,519,848)	(1,793,704)
Other long-term liabilities	(743,776)	(169,854)
Income taxes payable and receivable	71,352	(211,854)
Net cash flows from (used in) operating activities	(606,948)	26,701,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(333,084)	(432,505)
Proceeds from sales of property and equipment	31,000	2,000
Principal payment received on note receivable	175,000	—
Net cash flows from (used in) investing activities	(127,084)	(430,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	439,039,482	385,943,710
Repayments under revolving credit facility	(434,242,609)	(414,863,443)
Proceeds from borrowings on long-term debt	—	3,000,000
Principal payments on long-term debt	(138,284)	(136,119)
Repurchase of common stock	—	(5,738)
Dividends on common stock	(3,114,775)	(105,599)
Settlement and withholdings of equity-based awards	(488,412)	(250,021)
Net cash flows from (used in) financing activities	1,055,402	(26,417,210)
Net change in cash	321,370	(146,097)
Cash, beginning of period	519,591	661,195
Cash, end of period	$840,961	$515,098

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$333,941	$426,655
Cash paid during the period for income taxes	—	1,090,119

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$16,591	$16,007
Dividends declared, not paid	—	2,932,945
Issuance of common stock in connection with the vesting and exercise of equity-based awards	2,280,783	949,812

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,100 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,700 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2021, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended December 31, 2021 and December 31, 2020 have been referred to throughout this quarterly report as Q1 2022 and Q1 2021, respectively. The fiscal balance sheet dates as of December 31, 2021 and September 30, 2021 have been referred to as December 2021 and September 2021, respectively.

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

2. INVENTORIES

Inventories in our wholesale segment consisted of finished goods and are stated at the lower of cost or net realizable value, determined on a FIFO basis. Inventories in our retail segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at December 2021 and $0.8 million at September 2021. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 2021 and September 2021 was as follows:

	December	September
	2021	2021
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets at December 2021 and September 2021 consisted of the following:

	December	September
	2021	2021
Trademarks and tradenames (Retail Segment)	$500,000	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both December 2021 and September 2021. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2021.

4. EQUITY METHOD INVESTMENT

The Company and Chas. M. Sledd Company (“Sledd”), a West Virginia wholesale distributor serving the convenience store industry, jointly own and operate Team Sledd, LLC (“Team Sledd”), a limited liability company which owns and operates Sledd’s wholesale distribution business. Sledd contributed substantially all of its assets and stated liabilities to Team Sledd, while the Company contributed $10.0 million in cash, of which $6.5 million was structured as equity and $3.5 million was structured as a secured loan to Team Sledd which is subordinate to the liens of Team Sledd's existing secured lenders.

At December 2021, AMCON owned approximately 49% of Team Sledd’s outstanding equity, with a carrying value of $10.4 million. For the three months ended December 2021 and December 2020, the Company recognized $0.8 million and $0.3 million, respectively, in equity in earnings (net of income taxes) from its investment in Team Sledd. The Company’s secured loan to Team Sledd had a carrying value of $3.3 million and $3.5 million as of December 2021 and September 2021, respectively. As of September 2021, approximately $0.2 million of the secured loan balance was recorded as a component of prepaid expenses and other current assets on the consolidated balance sheet. During Q1 2022, Team Sledd repaid the approximately $0.2 million current balance of the secured loan. Pursuant to an operating agreement between the Company and Sledd, certain membership interests in Team Sledd may be redeemed over a period of years, with such redemptions being funded from the operations of Team Sledd. Any such redemptions would result in a corresponding increase in the percentage of the outstanding equity of Team Sledd owned by AMCON.

Team Sledd’s summarized unaudited financial data for the three months ended December 2021 and December 2020 was as follows:

	For the three months ended December 2021	For the three months ended December 2020
Sales	$181,417,094	$164,568,084
Gross profit	9,817,979	7,847,390
Net income before income taxes	2,074,836	1,003,793
Net income attributable to AMCON, net of tax	770,365	335,339

5. DIVIDENDS

The Company paid a $0.18 per share cash dividend on its common stock totaling $0.1 million in each of the three month periods ended December 2021 and December 2020, respectively. During Q1 2022, the Company declared and paid a $5.00 per share special dividend totaling approximately $3.0 million. During Q1 2021, the Company declared a $5.00 per share special dividend totaling approximately $2.9 million that was paid in Q2 2021.

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

	For the three months ended December
	2021		2020
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	563,546	563,546	548,125	548,125
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	15,418	—	3,934
Weighted average number of shares outstanding	563,546	578,964	548,125	552,059
Net income available to common shareholders	$3,001,055	$3,001,055	$3,077,610	$3,077,610

Net earnings per share available to common shareholders	$5.33	$5.18	$5.61	$5.57
(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in a loan syndication.

CREDIT FACILITY

The Facility included the following significant terms at December 2021:

●	A March 2025 maturity date without a penalty for prepayment.

●	$110.0 million revolving credit limit.

●	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

●	Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent successor rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. For this purpose, in no event shall LIBOR be less than zero basis points.

●	Lending limits subject to accounts receivable and inventory limitations.

●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge coverage ratio was over 1.0 for the trailing twelve months.

●	Provides that the Company may use up to $5.0 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $5.0 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use from the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2021 was $109.5 million, of which $48.4 million was outstanding, leaving $61.1 million available.

At December 2021, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.40% at December 2021. For the three months ended December 2021, our peak borrowings under the Facility were $64.3 million, and our average borrowings and average availability under the Facility were $43.9 million and $55.4 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO (the “Real Estate Loan”) which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which would cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, were in default. There were no such cross defaults at December 2021. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.6 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plans

The Company has two equity-based incentive plans, the 2014 Omnibus Incentive Plan and 2018 Omnibus Incentive Plan (collectively the “Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 135,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2021, awards with respect to a total of 123,970 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 11,030 shares may be awarded under the Omnibus Plans.

Stock Options

The following is a summary of stock option activity during Q1 2022:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2021	22,250	$86.76
Granted	—	—
Exercised	(7,700)	86.57
Forfeited/Expired	—	—
Outstanding at December 2021	14,550	$86.86

Restricted Stock Units

At December 2021, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)
Date of award:	October 2019	October 2020
Original number of awards issued:	14,550	20,500
Service period:	36 months	36 months
Estimated fair value of award at grant date:	$1,007,000	$1,415,000
Non-vested awards outstanding at December 31, 2021:	4,851	13,668
Fair value of non-vested awards at December 31, 2021 of approximately:	$968,000	$2,727,000
(1)	9,699 of the restricted stock units were vested as of December 2021. The remaining 4,851 restricted stock units will vest in October 2022.
(2)	6,832 of the restricted stock units were vested as of December 2021. 6,834 restricted stock units will vest in October 2022 and 6,834 will vest in October 2023.

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

The following summarizes restricted stock unit activity under the Omnibus Plans during Q1 2022:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock units at September 2021	35,220	$148.98
Granted	—	—
Vested	(16,701)	139.32
Expired	—	—
Nonvested restricted stock units at December 2021	18,519	$199.51

Restricted Stock Awards

At December 2021, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

Restricted Stock Awards(1)
Date of award:	October 2021
Original number of awards issued:	15,100
Service period:	36 months
Estimated fair value of award at grant date:	$2,088,934
Non-vested awards outstanding at December 31, 2021:	15,100
Fair value of non-vested awards at December 31, 2021 of approximately:	$3,013,000
(1)	The 15,100 restricted stock awards will vest in equal amounts in October 2022, October 2023 and October 2024.

There is no direct cost to the recipients of the restricted stock awards, except for any applicable taxes. The restricted stock awards provide that the recipients receive common stock in the Company, subject to certain restrictions until such time as the awards vest. The recipients of the restricted stock awards are entitled to the customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. All cash dividends and/or distributions payable to restricted stock recipients will be held in escrow until all the conditions of vesting have been met. The compensation expense recorded in the Company’s Statement of Operations reflects the straight-line amortized fair value.

The following summarizes restricted stock award activity under the Omnibus Plans during Q1 2022:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock awards at September 2021	—	$—
Granted	15,100	138.34
Vested	—	—
Expired	—	—
Nonvested restricted stock awards at December 2021	15,100	$199.51

All Equity-Based Awards (stock options, restricted stock units, and restricted stock awards)

Net income before income taxes included compensation expense of approximately $0.7 million and $0.3 million during Q1 2022 and Q1 2021, respectively, related to the amortization of all equity-based compensation awards. Total unamortized compensation expense related to these awards at December 2021 and September 2021 was approximately $5.0 million and $2.9 million, respectively.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2021
External revenues:
Cigarettes	$279,366,392	$—	$—	$279,366,392
Tobacco	69,068,234	—	—	69,068,234
Confectionery	24,479,036	—	—	24,479,036
Health food	—	11,925,205	—	11,925,205
Foodservice & other	37,732,411	—	—	37,732,411
Total external revenue	410,646,073	11,925,205	—	422,571,278
Depreciation	486,765	297,480	—	784,245
Operating income (loss)	7,438,666	461,585	(4,142,573)	3,757,678
Interest expense	55,495	—	266,602	322,097
Income (loss) from operations before taxes	7,391,732	464,742	(4,380,784)	3,475,690
Equity method investment earnings, net of tax	—	—	770,365	770,365
Total assets	153,998,433	17,710,816	13,939,522	185,648,771
Capital expenditures	176,981	44,445	—	221,426

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2020
External revenue:
Cigarettes	$276,589,707	$—	$—	$276,589,707
Tobacco	64,845,544	—	—	64,845,544
Confectionery	20,164,577	—	—	20,164,577
Health food	—	11,147,098	—	11,147,098
Foodservice & other	31,997,848	—	—	31,997,848
Total external revenue	393,597,676	11,147,098	—	404,744,774
Depreciation	472,693	301,592	—	774,285
Operating income (loss)	5,788,239	(114,987)	(1,585,374)	4,087,878
Interest expense	29,536	—	346,894	376,430
Income (loss) from operations before taxes	5,769,260	(112,159)	(1,903,830)	3,753,271
Equity method investment earnings, net of tax	—	—	335,339	335,339
Total assets	128,232,076	18,583,221	10,930,821	157,746,118
Capital expenditures	406,440	42,072	—	448,512

10. COMMON STOCK REPURCHASES

The Company did not repurchase any shares of its common stock during the three months ended December 2021. The Company repurchased 68 shares of its common stock during the three months ended December 2020 for cash totaling less than $0.1 million. All repurchased shares were recorded in treasury stock at cost.

11. IMPACT OF COVID-19

The Company continues to monitor a wide range of health, safety, and regulatory matters related to the continuing COVID-19 pandemic including its impact on our business operations. In particular, ongoing supply chain disruptions at consumer packaged goods (CPG) companies and the transportation companies that deliver their products have impacted product availability and costs across all markets including the convenience distribution industry in which our company operates. Additionally, the United States is experiencing an acute workforce shortage and increasing inflation which has created a hyper-competitive wage environment and has increased the Company’s operating costs and impacted its operations. Further, workplace mask, testing, and/or vaccine mandates similar to the recently proposed Emergency Temporary Standard from the Occupational Safety and Health Administration (OSHA) increase workforce complexities in addition to placing additional stress on the supply chain. We believe such measures, whether federal, state, or local, would have a material adverse impact on the Company’s ability to retain employees and staff both of its business segments and increase cost structures. Accordingly, ongoing or future disruptions to consumer demand, our supply chain, product pricing inflation, our ability to attract and retain employees, or our ability to procure products and fulfill orders, could negatively impact the Company’s operations and financial results in a substantially material manner.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE AND IMPACT OF COVID-19

While the Company reported strong Q1 2022 operating results, we remain cautious based on a highly challenging operating environment and a range of other considerations including, but not limited to, those described below.

First, the rapid spread of the Omicron variant of COVID-19 has impacted both of our business segments. The variant’s surge has only amplified the already acute workforce shortage, which has particularly impacted the Company as it relates to staffing warehouse and transportation roles. Further, workplace mask, testing, and/or vaccine mandates similar to the recently proposed Emergency Temporary Standard from the Occupational Safety and Health Administration (OSHA) increase workforce complexities in addition to placing additional stress on the supply chain. We believe such measures, whether federal, state, or local, would have a material adverse impact on the Company’s ability to retain employees and staff both of its business segments, increase cost structures and could negatively impact the Company’s operations and financial results in a substantially material manner.

Secondly, since the onset of the COVID-19 pandemic, both of our business segments experienced an increase in demand and sales across a broad range of products. It remains unclear, however, if these demand trends will remain intact or if they will eventually revert back to more historical levels over time.

Lastly, worldwide supply chains continue to remain highly disrupted, which has impacted product availability and resulted in product pricing inflation and may impact long term demand trends.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders (such as the recently proposed OSHA ETS vaccine and testing mandate) restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model which since the onset of the COVID-19 pandemic has experienced both higher sales volumes and labor costs, and the related risk of sales returning to more historical levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact that ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing COVID-19 related supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	higher commodity prices and general inflation which could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the United States Food and Drug Administration (“FDA”), state or local governmental agencies, or other parties,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters, and domestic or political unrest, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the three months ended December 2021.

FIRST FISCAL QUARTER 2022 (Q1 2022)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2021 and December 2020:

Wholesale Segment

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 4,100 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,700 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2021, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER:

	2021	2020	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$422,571,278	$404,744,774	$17,826,504	4.4
Cost of sales	395,638,615	381,282,795	14,355,820	3.8
Gross profit	26,932,663	23,461,979	3,470,684	14.8
Gross profit percentage	6.4%	5.8%

Operating expense	$23,174,985	$19,374,101	$3,800,884	19.6
Operating income	3,757,678	4,087,878	(330,200)	(8.1)
Interest expense	322,097	376,430	(54,333)	(14.4)
Income tax expense	1,245,000	1,011,000	234,000	23.1
Equity method investment earnings, net of tax	770,365	335,339	435,026	129.7
Net income available to common shareholders	3,001,055	3,077,610	(76,555)	(2.5)

BUSINESS SEGMENTS:
Wholesale
Sales	$410,646,073	$393,597,676	$17,048,397	4.3
Gross profit	22,378,803	19,367,341	3,011,462	15.5
Gross profit percentage	5.4%	4.9%
Retail
Sales	$11,925,205	$11,147,098	$778,107	7.0
Gross profit	4,553,860	4,094,638	459,222	11.2
Gross profit percentage	38.2%	36.7%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $7.0 million in Q1 2022 and $6.8 million in Q1 2021.

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

SALES – Q1 2022 vs. Q1 2021

Sales in our Wholesale Segment increased $17.0 million during Q1 2022 as compared to Q1 2021. Significant items impacting sales during Q1 2022 included a $18.9 million increase in sales related to price increases implemented by cigarette manufacturers, a $14.2 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”), partially offset by a $16.1 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.8 million during Q1 2022 as compared to Q1 2021. Of this increase, approximately $1.1 million related to higher sales volumes in our existing stores, partially offset by a $0.3 million decrease in sales volume related to the closure of a non-performing store in our Florida market in the comparative period. Sales in both of our business segments continue to benefit from higher consumer demand across a range of product categories.

GROSS PROFIT – Q1 2022 vs. Q1 2021

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

Gross profit in our Wholesale Segment increased $3.0 million during Q1 2022 as compared to Q1 2021. Significant items impacting gross profit during Q1 2022 included a $3.1 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, offset by a $0.1 million decrease in gross profit related to cigarette manufacturer price increases and the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment increased $0.5 million during Q1 2022 as compared to Q1 2021. This change was primarily related to a $0.6 million increase in gross margin in our existing stores which have benefited from higher sales volume and improved product mix, partially offset by a $0.1 million decrease in gross margin related to the closure of a non-performing store in our Florida market in the comparative period.

OPERATING EXPENSE – Q1 2022 vs. Q1 2021

Operating expense includes selling, general and administrative expenses and depreciation. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q1 2022 operating expenses increased $3.8 million as compared to Q1 2021. Significant items impacting operating expenses during Q1 2022 included a $2.9 million increase in employee compensation and benefit costs largely due to a highly competitive labor market which has increased wage levels across all functional areas of the Company, particularly for warehouse associates and transportation roles. In addition, the Company experienced a $0.7 million increase in health and other insurance costs, and a $0.4 million increase in fuel costs primarily related to higher diesel fuel prices. These increases were partially offset by a $0.1 million decrease in other Wholesale Segment operating expenses and a $0.1 million decrease in our Retail Segment expenses primarily related to closure of a non-performing store in our Florida market in the comparative period.

INCOME TAX EXPENSE – Q1 2022 vs. Q1 2021

The change in the Q1 2022 income tax rate as compared to Q1 2021 was primarily related to increased nondeductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods and may result in a higher income tax rate during fiscal 2022 as compared to fiscal 2021.

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

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in the loan syndication. The Facility included the following significant terms at December 2021:

●	A March 2025 maturity date without a penalty for prepayment.

●	$110.0 million revolving credit limit.

●	Loan accordion allowing the Company to increase the size of the credit facility agreement by $25.0 million.

●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

●	Evergreen renewal clause automatically renewing the agreement for one year unless either the borrower or lender provides written notice terminating the agreement at least 90 days prior to the end of any original or renewal term of the agreement.

●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent rate index) plus 125 - 150 basis points depending on certain credit facility utilization measures, at the election of the Company. For this purpose, in no event shall LIBOR be less than zero basis points.

●	Lending limits subject to accounts receivable and inventory limitations.

●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the credit agreement. The Company’s fixed charge ratio was over 1.0 for the trailing twelve months.

●	Provides that the Company may use up to $5.0 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $5.0 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use from the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at December 2021 was $109.5 million, of which $48.4 million was outstanding, leaving $61.1 million available.

At December 2021, the revolving portion of the Company’s Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.40% at December 2021. For the three months ended December 2021, our peak borrowings under the Facility were $64.3 million, and our average borrowings and average availability under the Facility were $43.9 million and $55.4 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term Real Estate Loan with BMO which is also a participant lender on the Company’s revolving line of credit. The Real Estate Loan contains cross default provisions which would cause the loan to be considered in default if the loans where BMO is a lender, including the revolving credit facility, were in default. There were no such cross defaults at December 2021. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividend Payments

The Company paid a $0.18 per share cash dividend on its common stock totaling $0.1 million in each of the three month periods ended December 2021 and December 2020, respectively. During Q1 2022, the Company declared and paid a $5.00 per share special dividend totalling approximately $3.0 million. During Q1 2021, the Company declared a $5.00 per share special dividend totalling approximately $2.9 million that was paid in Q2 2021.

Other

The Company has issued a letter of credit for $0.6 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

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

While the Company believes its liquidity position going forward will be adequate to sustain operations in both the short- and long-term, a precipitous change in operating environment could materially impact the Company’s future revenue streams as well as its ability to collect on customer accounts receivable or secure bank credit.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1	Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 21, 2021, between AMCON Distributing Company and Bank of America

10.2	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan

10.3	Form of Restricted Stock Award Agreement under the 2018 Omnibus Incentive Plan

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 18, 2022	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 18, 2022	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)