Form 10-Q
period 2022-03-31
AMCON DISTRIBUTING CO
filed 2022-04-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

The Registrant had 584,789 shares of its $.01 par value common stock outstanding as of April 15, 2022.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2022 and September 30, 2021

	March	September
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$527,555	$519,591
Accounts receivable, less allowance for doubtful accounts of $0.9 million at March 2022 and September 2021	33,556,601	35,844,163
Inventories, net	90,248,795	95,212,085
Income taxes receivable	670,234	—
Prepaid expenses and other current assets	5,476,104	4,999,125
Total current assets	130,479,289	136,574,964

Property and equipment, net	15,282,499	16,012,524
Operating lease right-of-use assets, net	16,280,827	17,846,529
Note receivable, net of current portion	3,325,000	3,325,000
Goodwill	4,436,950	4,436,950
Other intangible assets, net	500,000	500,000
Equity method investment	10,451,386	9,380,343
Other assets	414,120	334,819
Total assets	$181,170,071	$188,411,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,601,210	$24,235,042
Accrued expenses	9,747,031	11,468,955
Accrued wages, salaries and bonuses	4,011,309	4,489,852
Income taxes payable	—	867,160
Current operating lease liabilities	5,458,358	5,513,390
Current maturities of long-term debt	572,100	561,202
Total current liabilities	45,390,008	47,135,601

Credit facility	35,191,547	43,650,865
Deferred income tax liability, net	2,630,427	1,531,228
Long-term operating lease liabilities	11,123,103	12,669,157
Long-term debt, less current maturities	4,765,465	5,054,265
Other long-term liabilities	36,069	757,387

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 584,789 shares outstanding at March 2022 and 551,369 shares outstanding at September 2021	9,168	8,834
Additional paid-in capital	26,555,046	24,918,781
Retained earnings	86,336,525	83,552,298
Treasury stock at cost	(30,867,287)	(30,867,287)
Total shareholders’ equity	82,033,452	77,612,626
Total liabilities and shareholders’ equity	$181,170,071	$188,411,129

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2022 and 2021

	For the three months ended March		For the six months ended March
	2022	2021	2022	2021
Sales (including excise taxes of $89.1 million and $92.0 million, and $186.2 million and $192.5 million, respectively)	$391,888,192	$378,513,490	$814,459,469	$783,258,263
Cost of sales	365,211,270	355,540,704	760,849,885	736,823,498
Gross profit	26,676,922	22,972,786	53,609,584	46,434,765
Selling, general and administrative expenses	21,915,351	19,022,167	44,306,090	37,621,983
Depreciation	818,222	779,925	1,602,467	1,554,210
	22,733,573	19,802,092	45,908,557	39,176,193
Operating income	3,943,349	3,170,694	7,701,027	7,258,572

Other expense (income):
Interest expense	244,920	310,543	567,018	686,973
Other (income), net	(60,958)	(84,265)	(101,068)	(126,088)
	183,962	226,278	465,950	560,885
Income from operations before income taxes	3,759,387	2,944,416	7,235,077	6,697,687
Income tax expense	1,345,000	829,000	2,590,000	1,840,000
Equity method investment earnings, net of tax	591,795	313,492	1,362,161	648,831
Net income available to common shareholders	$3,006,182	$2,428,908	$6,007,238	$5,506,518

Basic earnings per share available to common shareholders	$5.29	$4.41	$10.62	$10.02
Diluted earnings per share available to common shareholders	$5.19	$4.33	$10.33	$9.87

Basic weighted average shares outstanding	567,889	551,369	565,694	549,729
Diluted weighted average shares outstanding	578,751	560,941	581,328	557,741

Dividends paid per common share	$0.18	$5.18	$5.36	$5.36

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and six months ended March 31, 2022 and 2021

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED MARCH 2021
Balance, January 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$25,007,239	$71,401,400	$65,550,186
Dividends on common stock, $0.18 per share	—	—	—	—	—	(105,586)	(105,586)
Compensation expense and settlement of equity-based awards	—	—	—	—	(89,474)	—	(89,474)
Repurchase of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	2,428,908	2,428,908
Balance, March 31, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,917,765	$73,724,722	$67,784,034

THREE MONTHS ENDED MARCH 2022
Balance, January 1, 2022	915,009	$9,148	(332,220)	$(30,867,287)	$26,999,735	$83,438,578	$79,580,174
Dividends on common stock, $0.18 per share	—	—	—	—	—	(108,235)	(108,235)
Compensation expense and settlement of equity-based awards	2,000	20	—	—	(444,689)	—	(444,669)
Repurchase of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,006,182	3,006,182
Balance, March 31, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,555,046	$86,336,525	$82,033,452

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
SIX MONTHS ENDED MARCH 2021
Balance, October 1, 2020	869,867	$8,697	(332,152)	$(30,861,549)	$24,282,058	$71,362,334	$64,791,540
Dividends on common stock, $5.36 per share	—	—	—	—	—	(3,144,130)	(3,144,130)
Compensation expense and settlement of equity-based awards	13,722	137	—	—	635,707	—	635,844
Repurchase of common stock	—	—	(68)	(5,738)	—	—	(5,738)
Net income	—	—	—	—	—	5,506,518	5,506,518
Balance, March 31, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,917,765	$73,724,722	$67,784,034

SIX MONTHS ENDED MARCH 2022
Balance, October 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,918,781	$83,552,298	$77,612,626
Dividends on common stock, $5.36 per share	—	—	—	—	—	(3,223,011)	(3,223,011)
Compensation expense and settlement of equity-based awards	33,420	334	—	—	1,636,265	—	1,636,599
Repurchase of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	6,007,238	6,007,238
Balance, March 31, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,555,046	$86,336,525	$82,033,452

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2022 and 2021

	March	March
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,007,238	$5,506,518
Adjustments to reconcile net income from operations to net cash flows from (used in) operating activities:
Depreciation	1,602,467	1,554,210
Equity method investment earnings, net of tax	(1,362,161)	(648,831)
(Gain) loss on sales of property and equipment	(76,220)	(1,374)
Equity-based compensation	1,208,655	833,624
Deferred income taxes	1,099,199	48,248
Provision for losses on doubtful accounts	(3,000)	5,000
Inventory allowance	155,534	110,769
Changes in assets and liabilities:
Accounts receivable	2,290,562	1,390,027
Inventories	4,807,756	17,772,604
Prepaid and other current assets	(651,979)	(4,096,452)
Equity method investment distributions	744,118	—
Other assets	(79,301)	23,327
Accounts payable	1,465,370	429,389
Accrued expenses and accrued wages, salaries and bonuses	(700,748)	(610,589)
Other long-term liabilities	(721,318)	(169,854)
Income taxes payable and receivable	(1,990,394)	(867,112)
Net cash flows from (used in) operating activities	13,795,778	21,279,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(974,424)	(720,567)
Proceeds from sales of property and equipment	79,000	10,938
Principal payment received on note receivable	175,000	—
Net cash flows from (used in) investing activities	(720,424)	(709,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	819,125,190	771,182,879
Repayments under revolving credit facility	(827,584,508)	(791,045,384)
Proceeds from borrowings on long-term debt	—	3,000,000
Principal payments on long-term debt	(277,902)	(237,566)
Proceeds from exercise of stock options	173,590	—
Repurchase of common stock	—	(5,738)
Dividends on common stock	(3,223,011)	(3,144,130)
Settlement and withholdings of equity-based awards	(1,280,749)	(365,022)
Net cash flows from (used in) financing activities	(13,067,390)	(20,614,961)
Net change in cash	7,964	(45,086)
Cash, beginning of period	519,591	661,195
Cash, end of period	$527,555	$616,109

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$582,394	$690,134
Cash paid during the period for income taxes	3,481,196	2,658,865

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$29,047	$16,230
Issuance of common stock in connection with the vesting and exercise of equity-based awards	2,280,783	949,812

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 685,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended March 31, 2022 and March 31, 2021 have been referred to throughout this quarterly report as Q2 2022 and Q2 2021, respectively. The fiscal balance sheet dates as of March 31, 2022 and September 30, 2021 have been referred to as March 2022 and September 2021, respectively.

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

2. INVENTORIES

Inventories in our wholesale segment consisted of finished goods and are stated at the lower of cost or net realizable value, determined on a FIFO basis. Inventories in our retail segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at March 2022 and $0.8 million at September 2021. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 2022 and September 2021 was as follows:

	March	September
	2022	2021
Wholesale Segment	$4,436,950	$4,436,950

Other intangible assets at March 2022 and September 2021 consisted of the following:

	March	September
	2022	2021
Trademarks and tradenames (Retail Segment)	$500,000	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $4.4 million at both March 2022 and September 2021. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2021.

4. EQUITY METHOD INVESTMENT

The Company and Chas. M. Sledd Company (“Sledd”), a West Virginia wholesale distributor serving the convenience store industry, formed and jointly own and operate Team Sledd, LLC (“Team Sledd”), a limited liability company which owns and operates Sledd’s wholesale distribution business. In conjunction with the formation of Team Sledd, Sledd contributed substantially all of its assets and stated liabilities to Team Sledd, while the Company contributed $10.0 million in cash, of which $6.5 million was structured as equity and $3.5 million was structured as a secured loan to Team Sledd which is subordinate to the liens of Team Sledd's existing secured lenders.

At March 2022, AMCON owned approximately 49% of Team Sledd’s outstanding equity, with a carrying value of $10.5 million. For the three and six months ended March 2022, the Company recognized $0.6 million and $1.4 million, respectively, in equity investment earnings (net of income taxes) from its investment in Team Sledd. For the three and six months ended March 2021, the Company recognized $0.3 million and $0.6 million, respectively, in equity investment earnings (net of income taxes) from its investment in Team Sledd. The Company’s secured loan to Team Sledd had a carrying value of $3.3 million and $3.5 million as of March 2022 and September 2021, respectively. As of September 2021, approximately $0.2 million of the secured loan balance was recorded as a component of prepaid expenses and other current assets on the consolidated balance sheet. Pursuant to an operating agreement between the Company and Sledd, certain membership interests in Team Sledd may be redeemed over a period of years, with such redemptions being funded from the operations of Team Sledd. Any such redemptions would result in a corresponding increase in the percentage of the outstanding equity of Team Sledd owned by AMCON.

Team Sledd’s summarized unaudited financial data for the three and six months ended March 2022 and March 2021 was as follows:

	For the three months ended March 2022	For the three months ended March 2021	For the six months ended March 2022	For the six months ended March 2021
Sales	$148,066,173	$158,459,384	$329,483,268	$323,027,468
Gross profit	8,219,808	7,719,918	18,037,786	15,567,308
Net income before income taxes	1,594,579	941,027	3,669,415	1,944,820
Net income attributable to AMCON, net of tax	591,795	313,492	1,362,161	648,831

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million and $3.2 million for the three and six month periods ended March 2022, respectively, and $3.0 million and $3.1 million for the three and six month periods ended March 2021, respectively.

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

	For the three months ended March
	2022		2021
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	567,889	567,889	551,369	551,369
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	10,862	—	9,572
Weighted average number of shares outstanding	567,889	578,751	551,369	560,941
Net income available to common shareholders	$3,006,182	$3,006,182	$2,428,908	$2,428,908

Net earnings per share available to common shareholders	$5.29	$5.19	$4.41	$4.33
(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

	For the six months ended March
	2022		2021
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	565,694	565,694	549,729	549,729
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	15,634	—	8,012
Weighted average number of shares outstanding	565,694	581,328	549,729	557,741
Net income available to common shareholders	$6,007,238	$6,007,238	$5,506,518	$5,506,518

Net earnings per share available to common shareholders	$10.62	$10.33	$10.02	$9.87
(1)Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

7. DEBT

The Company primarily finances its operations through a credit facility agreement (the “Facility”) and long-term debt agreements with banks. The Facility is provided through Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in a loan syndication.

CREDIT FACILITY

The Facility included the following significant terms at March 2022:

●	A March 2025 maturity date without a penalty for prepayment.

●	$110.0 million revolving credit limit.

●	Loan accordion allowing the Company to increase the size of the Facility by $25.0 million.

●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

●	Evergreen renewal clause automatically renewing the Facility for one year unless either the borrower or lender provides written notice terminating the Facility at least 90 days prior to the end of any original or renewal term of the Facility.

●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent successor rate index) plus 125 - 150 basis points depending on certain Facility utilization measures, at the election of the Company. For this purpose, in no event shall LIBOR be less than zero basis points.

●	Lending limits subject to accounts receivable and inventory limitations.

●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the Facility. The Company’s fixed charge coverage ratio was over 1.0 for the trailing twelve months.

●	Provides that the Company may use up to $5.0 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $5.0 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use from the Facility at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2022 was $106.0 million, of which $35.2 million was outstanding, leaving $70.8 million available.

At March 2022, the revolving portion of the Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.76% at March 2022. For the six months ended March 2022, our peak borrowings under the Facility were $64.3 million, and our average borrowings and average availability under the Facility were $39.1 million and $56.5 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO (the “Real Estate Loan”) which is also a participant lender on the Facility. The Real Estate Loan contains cross default provisions which would cause the loan to be considered in default if the loans where BMO is a lender, including the Facility, were in default. There were no such cross defaults at March 2022. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Other

The Company has issued a letter of credit for $0.6 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. INCOME TAXES

The Company’s effective income tax rate increased during the three and six month periods ended March 2022 as compared to the respective prior year periods, primarily due to higher non-deductible compensation during the current year periods, resulting in effective income tax rates in excess of statutory rates.

9. EQUITY-BASED INCENTIVE AWARDS

Omnibus Plans

The Company has three equity-based incentive plans, the 2014 Omnibus Incentive Plan, the 2018 Omnibus Incentive Plan, and the 2022 Omnibus Incentive Plan (collectively the “Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 195,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At March 2022, awards with respect to a total of 111,420 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 83,580 shares may be awarded under the Omnibus Plans.

Stock Options

The following is a summary of stock option activity during the six months ended March 2022:

Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2021	22,250	$86.76
Granted	—	—
Exercised	(22,250)	86.76
Forfeited/Expired	—	—
Outstanding at March 2022	—	$—

10. BUSINESS SEGMENTS

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2022
External revenues:
Cigarettes	$256,539,579	$—	$—	$256,539,579
Tobacco	66,739,280	—	—	66,739,280
Confectionery	22,671,755	—	—	22,671,755
Health food	—	12,419,296	—	12,419,296
Foodservice & other	33,518,282	—	—	33,518,282
Total external revenue	379,468,896	12,419,296	—	391,888,192
Depreciation	499,567	318,655	—	818,222
Operating income (loss)	6,303,312	746,068	(3,106,031)	3,943,349
Interest expense	53,067	—	191,853	244,920
Income (loss) from operations before taxes	6,281,362	748,572	(3,270,547)	3,759,387
Equity method investment earnings, net of tax	—	—	591,795	591,795
Total assets	149,384,369	17,563,452	14,222,250	181,170,071
Capital expenditures	466,703	187,093	—	653,796

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2021
External revenue:
Cigarettes	$255,558,043	$—	$—	$255,558,043
Tobacco	61,431,768	—	—	61,431,768
Confectionery	19,901,516	—	—	19,901,516
Health food	—	12,306,332	—	12,306,332
Foodservice & other	29,315,831	—	—	29,315,831
Total external revenue	366,207,158	12,306,332	—	378,513,490
Depreciation	487,004	292,921	—	779,925
Operating income (loss)	4,431,132	661,303	(1,921,741)	3,170,694
Interest expense	58,109	—	252,434	310,543
Income (loss) from operations before taxes	4,425,941	664,193	(2,145,718)	2,944,416
Equity method investment earnings, net of tax	—	—	313,492	313,492
Total assets	142,275,883	17,673,640	11,575,485	171,525,008
Capital expenditures	186,991	101,294	—	288,285

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2022
External revenue:
Cigarettes	$535,905,970	$—	$—	$535,905,970
Tobacco	135,807,514	—	—	135,807,514
Confectionery	47,150,791	—	—	47,150,791
Health food	—	24,344,501	—	24,344,501
Foodservice & other	71,250,693	—	—	71,250,693
Total external revenue	790,114,968	24,344,501	—	814,459,469
Depreciation	986,332	616,135	—	1,602,467
Operating income (loss)	13,741,978	1,207,653	(7,248,604)	7,701,027
Interest expense	108,562	—	458,456	567,018
Income (loss) from operations before taxes	13,673,095	1,213,313	(7,651,331)	7,235,077
Equity method investment earnings, net of tax	—	—	1,362,161	1,362,161
Total assets	149,384,369	17,563,452	14,222,250	181,170,071
Capital expenditures	643,684	231,538	—	875,222

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2021
External revenue:
Cigarettes	$532,147,749	$—	$—	$532,147,749
Tobacco	126,277,312	—	—	126,277,312
Confectionery	40,066,093	—	—	40,066,093
Health food	—	23,453,430	—	23,453,430
Foodservice & other	61,313,679	—	—	61,313,679
Total external revenue	759,804,833	23,453,430	—	783,258,263
Depreciation	959,697	594,513	—	1,554,210
Operating income (loss)	10,219,371	546,316	(3,507,115)	7,258,572
Interest expense	87,645	—	599,328	686,973
Income (loss) from operations before taxes	10,195,201	552,034	(4,049,548)	6,697,687
Equity method investment earnings, net of tax	—	—	648,831	648,831
Total assets	142,275,883	17,673,640	11,575,485	171,525,008
Capital expenditures	593,431	143,366	—	736,797

11. COMMON STOCK REPURCHASES

The Company did not repurchase any shares of its common stock during the three and six months ended March 2022. The Company did not repurchase any shares of its common stock during the three months ended March 2021, and repurchased 68 shares of its common stock during the six months ended March 2021 for cash totaling less than $0.1 million. All repurchased shares were recorded in treasury stock at cost.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE AND IMPACT OF COVID-19

Our businesses continue to be impacted by a number of macro-economic factors including the trailing impact of the COVID-19 pandemic. Global supply chains and product availability remain highly challenged and recent global events in Eastern Europe have only exacerbated an already difficult operating environment.  These factors, combined with higher fuel costs and a highly competitive labor market have created an inflationary environment and cost pressures across our entire business.

In regard to consumer demand, since the onset of the COVID-19 pandemic both of our business segments have experienced an increase in demand and sales across a broad range of products categories. It remains unclear, however, if these demand trends will remain intact or if they will revert back to more historical levels over time, particularly as inflation begins to impact discretionary spending.

Finally, we continue to closely monitor potentially forthcoming regulations from the United States Food and Drug Administration (“FDA”) prohibiting and/or limiting the manufacture and distribution of certain menthol and flavored tobacco products. If such regulations were to be implemented, they would have a negative impact on the Company’s financial results.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, and commodity prices which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model, which since the onset of the COVID-19 pandemic has experienced both higher sales volumes and labor costs, and the related risk of sales returning to more historical levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact that ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the FDA, state or local governmental agencies, or other parties, including proposed forthcoming regulations around the manufacture and distribution of certain menthol and flavored tobacco products,

●	risks associated with disruptions to our technology systems including security breaches, cyber-attacks, malware, or other methods by which our information systems could be compromised,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters, and domestic or political unrest, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these policies during the six months ended March 2022.

SECOND FISCAL QUARTER 2022 (Q2 2022)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2022 and March 2021:

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

Our Wholesale Segment operates six distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, and Tennessee. These distribution centers, combined with cross-dock facilities, include approximately 685,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH:

	2022	2021	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$391,888,192	$378,513,490	$13,374,702	3.5
Cost of sales	365,211,270	355,540,704	9,670,566	2.7
Gross profit	26,676,922	22,972,786	3,704,136	16.1
Gross profit percentage	6.8%	6.1%

Operating expense	$22,733,573	$19,802,092	$2,931,481	14.8
Operating income	3,943,349	3,170,694	772,655	24.4
Interest expense	244,920	310,543	(65,623)	(21.1)
Income tax expense	1,345,000	829,000	516,000	62.2
Equity method investment earnings, net of tax	591,795	313,492	278,303	88.8
Net income available to common shareholders	3,006,182	2,428,908	577,274	23.8

BUSINESS SEGMENTS:
Wholesale
Sales	$379,468,896	$366,207,158	$13,261,738	3.6
Gross profit	21,939,991	18,279,542	3,660,449	20.0
Gross profit percentage	5.8%	5.0%
Retail
Sales	$12,419,296	$12,306,332	$112,964	0.9
Gross profit	4,736,931	4,693,244	43,687	0.9
Gross profit percentage	38.1%	38.1%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $8.2 million in Q2 2022 and $7.3 million in Q2 2021.

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

SALES – Q2 2022 vs. Q2 2021

Sales in our Wholesale Segment increased $13.3 million during Q2 2022 as compared to Q2 2021. Significant items impacting sales during Q2 2022 included a $16.8 million increase in sales related to price increases implemented by cigarette manufacturers, a $12.3 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”), partially offset by a $15.8 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.1 million during Q2 2022 as compared to Q2 2021. Of this increase, approximately $0.4 million related to higher sales volumes in our existing stores, partially offset by a $0.3 million decrease in sales volume related to the closure of a non-performing store in our Florida market in the comparative prior year period. Sales in both of our business segments continue to benefit from high consumer demand across a range of product categories.

GROSS PROFIT – Q2 2022 vs. Q2 2021

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

Gross profit in our Wholesale Segment increased $3.7 million during Q2 2022 as compared to Q2 2021. Significant items impacting gross profit during Q2 2022 included a $3.3 million increase in gross profit related to higher sales volumes and promotions in our Other Products category and a $0.4 million increase in gross profit related to net impact of cigarette manufacturer promotions and the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment was even during Q2 2022 as compared to Q2 2021. Significant items impacting gross profit during Q2 2022 included a $0.1 million increase in gross margin in our existing stores which have benefited from higher sales volume and improved product mix, partially offset by a $0.1 million decrease in gross margin related to the closure of a non-performing store in our Florida market in the comparative prior year period.

OPERATING EXPENSE – Q2 2022 vs. Q2 2021

Operating expense includes selling, general and administrative expenses and depreciation. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q2 2022 operating expenses increased $2.9 million as compared to Q2 2021. Significant items impacting operating expenses during Q2 2022 included a $1.8 million increase in employee compensation and benefit costs largely due to a highly competitive labor market which has increased wage levels across all functional areas of the Company. In addition, the Company experienced a $0.5 million increase in fuel costs primarily related to higher diesel fuel prices, a $0.3 million increase in health and other insurance costs, and a $0.3 million increase in other Wholesale Segment operating expenses. Our Retail Segment expenses were even during Q2 2022 as compared to Q2 2021. Significant items impacting operating expenses included a $0.1 million decrease related to the closure of a non-performing store in our Florida market in the comparative prior year period, partially offset by a $0.1 million increase in other store operating expenses.

INCOME TAX EXPENSE – Q2 2022 vs. Q2 2021

The Company’s effective income tax rate increased during the three month period ended March 2022 as compared to the respective prior year period, primarily due to higher non-deductible compensation during the current year period, resulting in effective income tax rates in excess of statutory rates.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH:

	2022	2021	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$814,459,469	$783,258,263	$31,201,206	4.0
Cost of sales	760,849,885	736,823,498	24,026,387	3.3
Gross profit	53,609,584	46,434,765	7,174,819	15.5
Gross profit percentage	6.6%	5.9%

Operating expense	$45,908,557	$39,176,193	$6,732,364	17.2
Operating income	7,701,027	7,258,572	442,455	6.1
Interest expense	567,018	686,973	(119,955)	(17.5)
Income tax expense	2,590,000	1,840,000	750,000	40.8
Equity method investment earnings, net of tax	1,362,161	648,831	713,330	109.9
Net income available to common shareholders	6,007,238	5,506,518	500,720	9.1

BUSINESS SEGMENTS:
Wholesale
Sales	$790,114,968	$759,804,833	$30,310,135	4.0
Gross profit	44,318,794	37,646,883	6,671,911	17.7
Gross profit percentage	5.6%	5.0%
Retail
Sales	$24,344,501	$23,453,430	$891,071	3.8
Gross profit	9,290,790	8,787,882	502,908	5.7
Gross profit percentage	38.2%	37.5%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $15.2 million for the six months ended March 2022 and $14.1 million for the six months ended March 2021.

SALES – Six months ended March 2022

Sales in our Wholesale Segment increased $30.3 million for the six months ended March 2022 as compared to the same prior year period. Significant items impacting sales during the period included a $35.7 million increase in sales related to price increases implemented by cigarette manufacturers and a $26.5 million increase in sales related to higher sales volumes in our Other Products category, partially offset by a $31.9 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.9 million for the six months ended March 2022 as compared to the same prior year period. Of this increase, approximately $1.5 million related to higher sales volumes in our existing stores, partially offset by a $0.6 million decrease in sales volume related to the closure of a non-performing store in our Florida market during the comparative prior year period. Sales in both of our business segments continue to benefit from high consumer demand across a range of product categories.

GROSS PROFIT – Six months ended March 2022

Gross profit in our Wholesale Segment increased $6.7 million for the six months ended March 2022 as compared to the same prior year period. Significant items impacting gross profit during the period included a $6.4 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, and a $0.3 million increase in gross profit related to the net impact of cigarette manufacturer promotions and the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment increased $0.5 million for the six months ended March 2022 as compared to the same prior year period. This change was due to a $0.7 million increase in gross margin in our existing stores which have benefited from higher sales volume and improved product mix, partially offset by a $0.2 million decrease related to the closure of a non-performing store in our Florida market during the comparative prior year period.

OPERATING EXPENSE – Six months ended March 2022

Operating expenses increased $6.7 million during the six months ended March 2022 as compared to the same prior year period. Significant items impacting operating expenses during the period included a $4.8 million increase in employee compensation and benefit costs largely due to a highly competitive labor market which has increased wage levels across all functional areas of the Company. In addition, the Company experienced a $1.0 million increase in health and other insurance costs, a $0.9 million increase in fuel costs primarily related to higher diesel fuel prices, and a $0.2 million increase in other Wholesale Segment operating expenses. These increases were partially offset by a $0.2 million decrease in our Retail Segment operating expenses primarily related to the closure of a non-performing store in our Florida market during the comparative prior year period.

INCOME TAX EXPENSE – Six months ended March 2022

The Company’s effective income tax rate increased during the six month period ended March 2022 as compared to the respective prior year period, primarily due to higher non-deductible compensation during the current year period, resulting in effective income tax rates in excess of statutory rates.

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

In general, the Company finances its operations through a credit facility agreement (the “Facility”) with Bank of America acting as the senior agent and with BMO Harris Bank (“BMO”) participating in the loan syndication. The Facility included the following significant terms at March 2022:

●	A March 2025 maturity date without a penalty for prepayment.

●	$110.0 million revolving credit limit.

●	Loan accordion allowing the Company to increase the size of the Facility by $25.0 million.

●	A provision providing an additional $10.0 million of credit advances for certain inventory purchases.

●	Evergreen renewal clause automatically renewing the Facility for one year unless either the borrower or lender provides written notice terminating the Facility at least 90 days prior to the end of any original or renewal term of the Facility.

●	The Facility bears interest at either the bank’s prime rate, or at LIBOR (or equivalent rate index) plus 125 - 150 basis points depending on certain Facility utilization measures, at the election of the Company. For this purpose, in no event shall LIBOR be less than zero basis points.

●	Lending limits subject to accounts receivable and inventory limitations.

●	An unused commitment fee equal to one-quarter of one percent (1/4%) per annum on the difference between the maximum loan limit and average monthly borrowings.

●	Secured by collateral including all of the Company’s equipment, intangibles, inventories, and accounts receivable.

●	A financial covenant requiring a fixed charge coverage ratio of at least 1.0 as measured by the previous twelve month period then ended only if excess availability falls below 10% of the maximum loan limit as defined in the Facility. The Company’s fixed charge ratio was over 1.0 for the trailing twelve months.

●	Provides that the Company may use up to $5.0 million annually, on a collective basis, for the payment of dividends on its common stock, or other distributions or investments, provided the Company is not in default before or after such dividends, distributions or investments. Additionally, the Company may pay dividends on its common stock, or make other distributions or investments in excess of $5.0 million annually provided the Company meets certain excess availability and proforma fixed charge coverage ratios and is not in default before or after such dividends, distributions or investments.

The amount available for use from the Facility at any given time is subject to a number of factors including eligible accounts receivable and inventory balances that fluctuate day-to-day. Based on our collateral and loan limits as defined in the Facility agreement, the credit limit of the Facility at March 2022 was $106.0 million, of which $35.2 million was outstanding, leaving $70.8 million available.

At March 2022, the revolving portion of the Facility balance bore interest based on the bank’s prime rate and various short-term LIBOR rate elections made by the Company. The average interest rate was 1.76% at March 2022. For the six months ended March 2022, our peak borrowings under the Facility were $64.3 million, and our average borrowings and average availability under the Facility were $39.1 million and $56.5 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan with BMO (the “Real Estate Loan”) which is also a participant lender on the Facility. The Real Estate Loan contains cross default provisions which would cause the loan to be considered in default if the loans where BMO is a lender, including the Facility, were in default. There were no such cross defaults at March 2022. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.1 million and $3.2 million for the three and six month periods ended March 31, 2022, respectively, and $3.0 million and $3.1 million for the three and six month periods ended March 31, 2021, respectively.

Other

The Company has issued a letter of credit for $0.6 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Liquidity Risk

The Company’s liquidity position is significantly influenced by its ability to maintain sufficient levels of working capital. For our Company and our industry in general, customer credit risk and ongoing access to bank credit heavily influence liquidity positions.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of AMCON Distributing Company (incorporated by reference to Exhibit 3.1 of AMCON’s Form 8-K filed on January 20, 2022)

3.2	Amended and Restated Bylaws of AMCON Distributing Company (incorporated by reference to Exhibit 3.2 of AMCON’s Form 8-K filed on January 20, 2022)

10.1	AMCON Distributing Company 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of AMCON’s Form 8-K filed on January 20, 2022)

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 18, 2022	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 18, 2022	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)