Form 10-Q
period 2022-06-30
AMCON DISTRIBUTING CO
filed 2022-07-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The Registrant had 584,789 shares of its $.01 par value common stock outstanding as of July 15, 2022.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2022 and September 30, 2021

	June	September
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$600,936	$519,591
Accounts receivable, less allowance for doubtful accounts of $2.6 million at June 2022 and $0.9 million September 2021	66,500,582	35,844,163
Inventories, net	142,093,610	95,212,085
Income taxes receivable	468,289	—
Prepaid expenses and other current assets	10,343,497	4,999,125
Total current assets	220,006,914	136,574,964

Property and equipment, net	48,452,634	16,012,524
Operating lease right-of-use assets, net	19,672,900	17,846,529
Note receivable, net of current portion	—	3,325,000
Goodwill	5,277,950	4,436,950
Other intangible assets, net	2,135,645	500,000
Equity method investment	—	9,380,343
Other assets	2,749,360	334,819
Total assets	$298,295,403	$188,411,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,975,820	$24,235,042
Accrued expenses	13,339,837	11,468,955
Accrued wages, salaries and bonuses	7,346,300	4,489,852
Income taxes payable	—	867,160
Current operating lease liabilities	6,204,257	5,513,390
Current maturities of long-term debt	1,204,348	561,202
Total current liabilities	69,070,562	47,135,601

Credit facilities	101,228,521	43,650,865
Deferred income tax liability, net	2,938,240	1,531,228
Long-term operating lease liabilities	13,759,819	12,669,157
Long-term debt, less current maturities	12,159,895	5,054,265
Other long-term liabilities	66,694	757,387

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 584,789 shares outstanding at June 2022 and 551,369 shares outstanding at September 2021	9,168	8,834
Additional paid-in capital	26,729,124	24,918,781
Retained earnings	92,210,760	83,552,298
Treasury stock at cost	(30,867,287)	(30,867,287)
Total parent shareholders’ equity	88,081,765	77,612,626
Non-controlling interest	10,989,907	—
Total shareholders’ equity	99,071,672	77,612,626
Total liabilities and shareholders’ equity	$298,295,403	$188,411,129

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2022 and 2021

	For the three months ended June		For the nine months ended June
	2022	2021	2022	2021
Sales (including excise taxes of $129.2 million and $104.9 million, and $315.5 million and $297.4 million, respectively)	$550,584,152	$438,313,030	$1,365,043,621	$1,221,571,294
Cost of sales	516,907,540	412,771,324	1,277,757,425	1,149,594,823
Gross profit	33,676,612	25,541,706	87,286,196	71,976,471
Selling, general and administrative expenses	25,862,325	20,501,117	70,168,415	58,123,100
Depreciation and amortization	912,501	741,180	2,514,968	2,295,390
	26,774,826	21,242,297	72,683,383	60,418,490
Operating income	6,901,786	4,299,409	14,602,813	11,557,981

Other expense (income):
Interest expense	655,811	329,929	1,222,829	1,016,902
Other (income), net	(2,417,252)	(43,437)	(2,518,320)	(169,525)
	(1,761,441)	286,492	(1,295,491)	847,377
Income from operations before income taxes	8,663,227	4,012,917	15,898,304	10,710,604
Income tax expense	2,397,000	1,076,000	4,987,000	2,916,000
Equity method investment earnings, net of tax	307,973	754,293	1,670,133	1,403,124
Net income	6,574,200	3,691,210	12,581,437	9,197,728
Less: Net income attributable to non-controlling interest	(591,369)	—	(591,369)	—
Net income available to common shareholders	$5,982,831	$3,691,210	$11,990,068	$9,197,728

Basic earnings per share available to common shareholders	$10.50	$6.69	$21.15	$16.71
Diluted earnings per share available to common shareholders	$10.27	$6.48	$20.62	$16.37

Basic weighted average shares outstanding	569,689	551,369	567,026	550,276
Diluted weighted average shares outstanding	582,370	569,481	581,578	561,940

Dividends paid per common share	$0.18	$0.18	$5.54	$5.54

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and nine months ended June 30, 2022 and 2021

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
THREE MONTHS ENDED JUNE 2021
Balance, April 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,917,765	$73,724,722	$—	$67,784,034
Dividends on common stock, $0.18 per share	—	—	—	—	—	(105,586)	—	(105,586)
Compensation expense and settlement of equity-based awards	—	—	—	—	25,527	—	—	25,527
Net income	—	—	—	—	—	3,691,210	—	3,691,210
Balance, June 30, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,943,292	$77,310,346	$—	$71,395,185

THREE MONTHS ENDED JUNE 2022
Balance, April 1, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,555,046	$86,336,525	$—	$82,033,452
Dividends on common stock, $0.18 per share	—	—	—	—	—	(108,596)	—	(108,596)
Compensation expense and settlement of equity-based awards	—	—	—	—	174,078	—	—	174,078
Fair value measurement of non-controlling interest	—	—	—	—	—	—	10,419,138	10,419,138
Distributions	—	—	—	—	—	—	(20,600)	(20,600)
Net income	—	—	—	—	—	5,982,831	591,369	6,574,200
Balance, June 30, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,729,124	$92,210,760	$10,989,907	$99,071,672

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total
NINE MONTHS ENDED JUNE 2021
Balance, October 1, 2020	869,867	$8,697	(332,152)	$(30,861,549)	$24,282,058	$71,362,334	$—	$64,791,540
Dividends on common stock, $5.54 per share	—	—	—	—	—	(3,249,716)	—	(3,249,716)
Compensation expense and settlement of equity-based awards	13,722	137	—	—	661,234	—	—	661,371
Repurchase of common stock	—	—	(68)	(5,738)	—	—	—	(5,738)
Net income	—	—	—	—	—	9,197,728	—	9,197,728
Balance, June 30, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,943,292	$77,310,346	$—	$71,395,185

NINE MONTHS ENDED JUNE 2022
Balance, October 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,918,781	$83,552,298	$—	$77,612,626
Dividends on common stock, $5.54 per share	—	—	—	—	—	(3,331,606)	—	(3,331,606)
Compensation expense and settlement of equity-based awards	33,420	334	—	—	1,810,343	—	—	1,810,677
Fair value measurement of non-controlling interest	—	—	—	—	—	—	10,419,138	10,419,138
Distributions	—	—	—	—	—	—	(20,600)	(20,600)
Net income	—	—	—	—	—	11,990,068	591,369	12,581,437
Balance, June 30, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,729,124	$92,210,760	$10,989,907	$99,071,672

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2022 and 2021

	June	June
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,581,437	$9,197,728
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation	2,486,613	2,295,390
Amortization	28,355	—
Equity method investment earnings, net of tax	(1,670,133)	(1,403,124)
Gain on re-valuation of equity method investment to fair value	(2,387,411)	—
Gain on sales of property and equipment	(133,639)	(8,057)
Equity-based compensation	1,903,884	1,819,272
Deferred income taxes	1,407,012	(220,693)
Provision for losses on doubtful accounts	83,000	86,000
Inventory allowance	688,902	238,148
Changes in assets and liabilities net of effects of business acquisition:
Accounts receivable	(1,215,238)	(2,334,341)
Inventories	(4,674,292)	3,093,184
Prepaid and other current assets	(2,986,167)	(3,677,421)
Equity method investment distributions	1,095,467	828,466
Other assets	(728,596)	34,647
Accounts payable	1,313,711	2,680,540
Accrued expenses and accrued wages, salaries and bonuses	1,926,479	804,983
Other long-term liabilities	(690,693)	(169,854)
Income taxes payable and receivable	(1,890,449)	(537,548)
Net cash flows from (used in) operating activities	7,138,242	12,727,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,940,428)	(1,254,958)
Proceeds from sales of property and equipment	145,500	39,728
Principal payment received on note receivable	175,000	—
Cash acquired in business acquisition	7,958	—
Net cash flows from (used in) investing activities	(13,611,970)	(1,215,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,393,048,057	1,217,375,073
Repayments under revolving credit facilities	(1,381,508,745)	(1,227,854,771)
Proceeds from borrowings on long-term debt	—	3,000,000
Principal payments on long-term debt	(524,874)	(373,216)
Proceeds from exercise of stock options	173,590	—
Repurchase of common stock	—	(5,738)
Dividends on common stock	(3,331,606)	(3,249,716)
Settlement and withholdings of equity-based awards	(1,280,749)	(365,022)
Distributions to non-controlling interest	(20,600)	—
Net cash flows from (used in) financing activities	6,555,073	(11,473,390)
Net change in cash	81,345	38,700
Cash, beginning of period	519,591	661,195
Cash, end of period	$600,936	$699,895

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,201,073	$1,031,457
Cash paid during the period for income taxes	5,468,488	3,667,036

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$123,801	$—
Effect of business acquisition (see Note 2)	23,308,624	—
Issuance of common stock in connection with the vesting and exercise of equity-based awards	2,280,783	949,812

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

●	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers in 29 states and primarily operate in the Central, Rocky Mountain, Mid-South and Mid-Atlantic regions of the United States.

●	Our retail health food segment (“Retail Segment”) operates nineteen health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 5,300 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,600 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2021, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

Our Wholesale Segment operates seven distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 885,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Our Retail Segment operates nineteen retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akin’s”), and Earth Origins Market (“EOM”). These stores carry over 35,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th, except for one non-wholly owned subsidiary whose fiscal year ends on the last Friday of September. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. To the extent a subsidiary is not wholly owned, any related non-controlling interests are included as a separate component of shareholders’ equity. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. Additionally, the three month fiscal periods ended June 30, 2022 and June 30, 2021 have been referred to throughout this quarterly report as Q3 2022 and Q3 2021, respectively. The fiscal balance sheet dates as of June 30, 2022 and September 30, 2021 have been referred to as June 2022 and September 2021, respectively.

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

2. ACQUISITION

The Company and Chas. M. Sledd Company (“Sledd”), a West Virginia wholesale distributor serving the convenience store industry, jointly own and operate Team Sledd, LLC (“Team Sledd”), a limited liability company which owns and operates Sledd’s wholesale distribution business.

Pursuant to an operating agreement between the Company and Sledd, certain membership interests in Team Sledd may be redeemed over a period of years, with such redemptions being funded from the operations of Team Sledd. Any such redemptions would result in a corresponding increase in AMCON’s ownership percentage in Team Sledd. In May 2022 (the “Control Date”), Team Sledd redeemed additional membership interests from certain members. Prior to May 2022, the Company had a minority interest in Team Sledd, which had been accounted for under the equity method. As a result of the May 2022 redemption, the Company became the majority owner of Team Sledd with a controlling interest of approximately 56%. The Company provided no additional consideration to acquire control of Team Sledd. The costs incurred to effectuate the acquisition were not significant and were expensed as incurred. The acquisition expands the Company’s footprint and enhances our ability to service customers in the Mid-Atlantic region of the United States.

The transaction has been accounted for in accordance with Accounting Standards Codification (“ASC”) 805 – Business Combinations and the Company has measured the fair value of its previously held equity interest and the related non-controlling interest using the discounted cash flow methodology with the assistance of independent valuation consultants. The preliminary total fair value of Team Sledd was approximately $23.3 million, which resulted in a gain of approximately $2.4 million related to the fair value remeasurement of the Company’s ownership interest in Team Sledd. The gain was recorded as a component of other income in the Company’s Condensed Consolidated Unaudited Statement of Operations for Q3 2022. In connection with the transaction, the Company recorded a deferred tax liability of approximately $0.6 million which will be recognized in future periods when the associated taxes become due. Inputs used to measure the acquisition-date fair value of the Company’s previously held equity interest and the related non-controlling interest in the entity included sales growth, gross profit estimates, economic and industry conditions, working capital requirements and the contractual requirements of the operating agreement. Team Sledd is being reported as a component of the Company’s Wholesale Segment.

The following tables summarize the acquisition-date fair value of Team Sledd, the preliminary fair value of Team Sledd’s assets and liabilities at the Control Date, and the resulting goodwill. The fair values are based on preliminary estimates and are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date).

Acquisition-date fair value of non-controlling interest	$10,419,138
Acquisition-date fair value of previously held interest	12,897,444
Fair value of Team Sledd at the Control Date	$23,316,582

Preliminary amounts of identifiable assets and liabilities at fair value:

Cash	$7,958
Accounts receivable	29,524,181
Inventories	42,896,135
Prepaid and other current assets	2,533,205
Property and equipment	21,002,604
Operating lease right-of use assets	1,501,996
Other intangible assets	1,664,000
Other assets	1,685,945
Liabilities assumed	(78,340,442)
Total identifiable net assets	$22,475,582

Goodwill	841,000
$23,316,582

Accounts receivable were recorded at their fair value representing the amount we expect to collect. Gross contractual amounts receivable were approximately $1.7 million more than their acquisition-date fair value.

Goodwill totaling approximately $0.8 million arose from the acquisition and primarily represents synergies and economies of scale generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company’s Wholesale Segment and is deductible for tax purposes.

Other intangible assets acquired consisted of the following:

	Acquisition-Date	Useful Life
Other Intangible Asset	Fair Value	(Years)
Customer list	$1,442,000	15
Non-competition agreement	222,000	3
	$1,664,000

3. INVENTORIES

Inventories in our wholesale segment consisted of finished goods and are stated at the lower of cost or net realizable value, determined on a FIFO basis. Inventories in our retail segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.5 million at June 2022 and $0.8 million at September 2021. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 2022 and September 2021 was as follows:

	June	September
Wholesale Segment	2022	2021
Beginning Balance	$4,436,950	$4,436,950
Acquisition of Team Sledd, LLC	841,000	—
Ending Balance	$5,277,950	$4,436,950

Other intangible assets at June 2022 and September 2021 consisted of the following:

	June	September
	2022	2021
Customer list (Wholesale Segment)	$1,425,978	$—
Non-competition agreement (Wholesale Segment)	209,667	—
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$2,135,645	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been recorded on these assets. Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled approximately $5.3 million and $4.4 million at June 2022 and September 2021, respectively. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2021.

At June 2022, identifiable intangible assets considered to have finite lives were represented by a customer list which is being amortized over fifteen years and a non-competition agreement which is being amortized over three years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was less than $0.1 million for both the three and nine month periods ended June 2022.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at June 2022:

June
2022
Fiscal 2022 (1)	$42,533
Fiscal 2023	170,130
Fiscal 2024	170,130
Fiscal 2025	139,303
Fiscal 2026 and thereafter	1,113,549
$1,635,645
(1)	Represents amortization for the remaining three months of Fiscal 2022.

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million and $3.3 million for the three and nine month periods ended June 2022, respectively, and $0.1 million and $3.2 million for the three and nine month periods ended June 2021, respectively.

6. EARNINGS PER SHARE

Basic earnings per share available to common shareholders is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings per share available to common shareholders is calculated by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding and the weighted average dilutive equity awards.

	For the three months ended June
	2022		2021
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	569,689	569,689	551,369	551,369
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	12,681	—	18,112
Weighted average number of shares outstanding	569,689	582,370	551,369	569,481
Net income available to common shareholders	$5,982,831	$5,982,831	$3,691,210	$3,691,210

Net earnings per share available to common shareholders	$10.50	$10.27	$6.69	$6.48
(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

	For the nine months ended June
	2022		2021
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	567,026	567,026	550,276	550,276
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	14,552	—	11,664
Weighted average number of shares outstanding	567,026	581,578	550,276	561,940
Net income available to common shareholders	$11,990,068	$11,990,068	$9,197,728	$9,197,728

Net earnings per share available to common shareholders	$21.15	$20.62	$16.71	$16.37
(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

7. DEBT

The Company primarily finances its operations through two credit facility agreements (the “AMCON Facility” and the “Team Sledd Facility”, and together “the Facilities”) and long-term debt agreements with banks. In Q3 2022, the Company amended the AMCON Facility, increasing its aggregate borrowing capacity from $110.0 million to $150.0 million, extending the maturity date from March 2025 to June 2027, and adding certain real estate properties as eligible borrowing collateral under the credit agreement.

At June 2022, the Facilities have a total combined borrowing capacity of $250.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Team Sledd Facility matures in March 2027 and the AMCON Facility matures in June 2027, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and in the case of the AMCON Facility, certain of the Company’s real estate. The Facilities each feature an unused commitment fee and financial covenants including fixed charge coverage ratios. Borrowings under the Facilities bear interest at either the bank’s prime rate, the Secured Overnight Financing Rate (“SOFR”) or the London Interbank Offered Rate (“LIBOR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at June 2022 was $194.4 million, of which $101.2 million was outstanding, leaving $93.2 million available.

The average interest rate of the Facilities was 3.23% at June 2022. For the nine months ended June 2022, the peak borrowings under the Facilities was $123.5 million, and the average borrowings and average availability under the Facilities was $51.2 million and $60.7 million, respectively.

LONG-TERM DEBT

In addition to the Facilities, the Company also had the following long-term obligations at June 2022 and September 2021.

	June 2022	September 2021
Real Estate Loan, interest payable at a fixed rate of 3.625% with monthly installments of principal and interest of $47,399 through February 2025 with remaining principal due March 2025, collateralized by three distribution facilities	$4,190,214	$4,498,213
Note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	1,006,381	1,117,254
Note payable, interest payable at a fixed rate of 4.10% with monthly installments of principal and interest of $53,361 through June 2033 with remaining principal due July 2033, collateralized by Team Sledd’s principal office and warehouse	5,674,355	—
Note payable, interest payable at a fixed rate of 3.25% with monthly installments of principal and interest of $17,016 through August 2034 with remaining principal due September 2034, collateralized by Team Sledd’s principal office and warehouse	2,086,721	—
Note payable with monthly installments of principal and interest of $7,934 through February 2025 with remaining principal due March 2025, and an effective variable rate of 2.90% at June 2022, collateralized by certain of Team Sledd’s equipment	406,572	—
	13,364,243	5,615,467
Less current maturities	(1,204,348)	(561,202)
	$12,159,895	$5,054,265

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2022 (1)	$302,592
2023	2,050,814
2024	1,120,121
2025	4,011,184
2026 and thereafter	5,879,532
$13,364,243
(1)	Represents payments for the remaining three months of Fiscal 2022.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan (the “Real Estate Loan”) with BMO Harris Bank N.A. (“BMO”) which is also a participant lender on the AMCON Facility. The Real Estate Loan contains cross default provisions which would cause the loan to be considered in default if the loans where BMO is a lender, including the AMCON Facility, were in default. There were no such cross defaults at June 2022. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms. As discussed in Note 12, the Real Estate

Loan was subsequently terminated and repaid in connection with the Company entering into the amendment to the AMCON Facility during Q3 2022.

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. There were no such cross defaults at June 2022.

The Company was in compliance with all of its financial covenants under the Facilities at June 2022.

Other

The Company has issued a letter of credit for $0.6 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. INCOME TAXES

The Company’s effective income tax rate increased during the three and nine month periods ended June 2022 as compared to the respective prior year periods, primarily due to higher non-deductible compensation during the current year periods, resulting in effective income tax rates in excess of statutory rates.

9. SUPPLEMENTAL PRO FORMA INFORMATION

Prior to May 2022, the Company held a minority interest in Team Sledd, and accounted for its ownership interest as an equity method investment. At the Control Date in May 2022, the Company’s equity method investment in Team Sledd became a controlling interest with the Company holding an equity interest in Team Sledd of approximately 56% at June 2022.

Team Sledd’s summarized unaudited financial data prior to the Control Date for the three and nine months ended June 2022 and June 2021 was as follows:

	For the three months ended June 2022	For the three months ended June 2021	For the nine months ended June 2022	For the nine months ended June 2021
Sales	$64,123,105	$179,676,748	$393,606,372	$502,704,216
Gross profit	3,721,966	9,711,966	21,759,753	25,279,274
Net income before income taxes	828,775	2,034,258	4,498,190	3,979,078
Net income attributable to AMCON, net of tax	307,973	754,293	1,670,133	1,403,124

The following table presents unaudited supplemental pro forma information for Team Sledd from the Control Date through June 2022, which is included in the Company’s consolidated results for the three and nine months ended June 2022.

Revenue	$108,674,587
Net income available to common shareholders	$1,340,811

The following table presents unaudited supplemental pro forma information assuming the Company acquired a 56% interest in Team Sledd on October 1, 2020. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisition occurred at that time.

	For the three months ended June 2022	For the three months ended June 2021	For the nine months ended June 2022	For the nine months ended June 2021
Revenue	$614,707,257	$617,672,972	$1,758,649,994	$1,724,275,510
Net income available to common shareholders	$6,022,099	$3,789,960	$12,205,185	$9,462,698

10. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products which includes Team Sledd, and the retail sale of health and natural food products. The aggregation of the Company’s business operations into these business segments was based on a range of considerations including but not limited to the characteristics of each business, similarities in the nature and type of products sold, customer classes, methods used to sell the products and economic profiles. Included in the “Other” column are intercompany eliminations, equity method investment earnings, net of tax and assets held and charges incurred and income earned by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income (loss) before taxes.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2022
External revenue:
Cigarettes	$364,771,496	$—	$—	$364,771,496
Tobacco	93,957,495	—	—	93,957,495
Confectionery	32,541,090	—	—	32,541,090
Health food	—	11,350,797	—	11,350,797
Foodservice & other	47,963,274	—	—	47,963,274
Total external revenue	539,233,355	11,350,797	—	550,584,152
Depreciation	602,770	281,376	—	884,146
Amortization	28,355	—	—	28,355
Operating income (loss)	9,432,660	241,225	(2,772,099)	6,901,786
Interest expense	320,103	—	335,708	655,811
Income (loss) from operations before taxes	9,094,511	256,392	(687,676)	8,663,227
Equity method investment earnings, net of tax	—	—	307,973	307,973
Total assets	278,824,259	18,656,853	814,291	298,295,403
Capital expenditures	12,074,922	985,835	—	13,060,757

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2021
External revenue:
Cigarettes	$294,690,427	$—	$—	$294,690,427
Tobacco	68,525,147	—	—	68,525,147
Confectionery	25,703,325	—	—	25,703,325
Health food	—	11,745,769	—	11,745,769
Foodservice & other	37,648,362	—	—	37,648,362
Total external revenue	426,567,261	11,745,769	—	438,313,030
Depreciation	445,831	295,349	—	741,180
Operating income (loss)	6,349,783	621,421	(2,671,795)	4,299,409
Interest expense	56,924	—	273,005	329,929
Income (loss) from operations before taxes	6,304,328	624,447	(2,915,858)	4,012,917
Equity method investment earnings, net of tax	—	—	754,293	754,293
Total assets	159,766,283	17,140,050	11,874,597	188,780,930
Capital expenditures	384,429	133,732	—	518,161

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2022
External revenue:
Cigarettes	$900,677,466	$—	$—	$900,677,466
Tobacco	229,765,009	—	—	229,765,009
Confectionery	79,691,881	—	—	79,691,881
Health food	—	35,695,298	—	35,695,298
Foodservice & other	119,213,967	—	—	119,213,967
Total external revenue	1,329,348,323	35,695,298	—	1,365,043,621
Depreciation	1,589,102	897,511	—	2,486,613
Amortization	28,355	—	—	28,355
Operating income (loss)	23,174,638	1,448,878	(10,020,703)	14,602,813
Interest expense	428,665	—	794,164	1,222,829
Income (loss) from operations before taxes	22,767,606	1,469,705	(8,339,007)	15,898,304
Equity method investment earnings, net of tax	—	—	1,670,133	1,670,133
Total assets	278,824,259	18,656,853	814,291	298,295,403
Capital expenditures	12,718,606	1,217,373	—	13,935,979

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2021
External revenue:
Cigarettes	$826,838,177	$—	$—	$826,838,177
Tobacco	194,802,459	—	—	194,802,459
Confectionery	65,769,418	—	—	65,769,418
Health food	—	35,199,199	—	35,199,199
Foodservice & other	98,962,041	—	—	98,962,041
Total external revenue	1,186,372,095	35,199,199	—	1,221,571,294
Depreciation	1,405,528	889,862	—	2,295,390
Operating income (loss)	16,569,154	1,167,737	(6,178,910)	11,557,981
Interest expense	144,569	—	872,333	1,016,902
Income (loss) from operations before taxes	16,499,529	1,176,481	(6,965,406)	10,710,604
Equity method investment earnings, net of tax	—	—	1,403,124	1,403,124
Total assets	159,766,283	17,140,050	11,874,597	188,780,930
Capital expenditures	977,860	277,098	—	1,254,958

11. COMMON STOCK REPURCHASES

The Company did not repurchase any shares of its common stock during the three and nine months ended June 2022. The Company did not repurchase any shares of its common stock during the three months ended June 2021, and repurchased 68 shares of its common stock during the nine months ended June 2021 for cash totaling less than $0.1 million. All repurchased shares were recorded in treasury stock at cost.

12. SUBSEQUENT EVENT

On July 1, 2022, in connection with an amendment to the AMCON Facility during Q3 2022, the Company’s existing Real Estate Loan with BMO described in Note 7 was terminated and the $4.2 million remaining principal was paid in full. The Company’s real properties that were subject to the terminated agreement are now collateral under the AMCON Facility.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE AND IMPACT OF COVID-19

Our businesses continue to be impacted by a number of macro-economic factors including the trailing impact of the COVID-19 pandemic and continuing challenges relating to global supply chains and product availability.  These factors, combined with a highly inflationary operating environment have resulted in cost pressures across both of our business segments as product, labor, fuel, and interest costs have all increased.

Since the onset of the COVID-19 pandemic, both of our business segments have experienced an increase in demand and sales across a broad range of product categories. It remains unclear, however, if these demand trends will remain intact or if they will revert back to more historical levels over time, particularly as inflation begins to impact consumer discretionary spending.

Finally, we continue to closely monitor proposals from governmental and regulatory bodies including the United States Food and Drug Administration (“FDA”) which are evaluating the prohibition and/or limitations on the sale of certain cigarette (menthol flavored) tobacco and e-cigarette/vaping products. If such regulations were to be implemented, they would have a negative impact on the Company’s financial results.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest and commodity prices which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the FDA, state or local governmental agencies, or other parties, including proposed forthcoming regulations around the manufacture and distribution of certain menthol and flavored tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model, which since the onset of the COVID-19 pandemic has experienced both higher sales volumes and labor costs, and the related risk of sales returning to more historical levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with purchase price and business valuation risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact that ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems including security breaches, cyber-attacks, malware, or other methods by which our information systems could be compromised,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters, and domestic or political unrest, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission. Other than the critical accounting estimate below, there have been no significant changes with respect to these estimates and related policies during the nine months ended June 2022.

BUSINESS COMBINATIONS

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. Determining fair value of identifiable assets acquired, particularly intangibles, and liabilities assumed also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset.

THIRD FISCAL QUARTER 2022 (Q3 2022)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2022 and June 2021:

Wholesale Segment

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 5,300 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,600 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2021, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

Our Wholesale Segment operates seven distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 885,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Our Retail Segment operates nineteen retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akin’s”), and Earth Origins Market (“EOM”). These stores carry over 35,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE:

	2022	2021	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$550,584,152	$438,313,030	$112,271,122	25.6
Cost of sales	516,907,540	412,771,324	104,136,216	25.2
Gross profit	33,676,612	25,541,706	8,134,906	31.8
Gross profit percentage	6.1%	5.8%

Operating expense	$26,774,826	$21,242,297	$5,532,529	26.0
Operating income	6,901,786	4,299,409	2,602,377	60.5
Interest expense	655,811	329,929	325,882	98.8
Income tax expense	2,397,000	1,076,000	1,321,000	122.8
Equity method investment earnings, net of tax	307,973	754,293	(446,320)	(59.2)
Net income available to common shareholders	5,982,831	3,691,210	2,291,621	62.1

BUSINESS SEGMENTS:
Wholesale
Sales	$539,233,355	$426,567,261	$112,666,094	26.4
Gross profit	29,442,578	21,157,711	8,284,867	39.2
Gross profit percentage	5.5%	5.0%
Retail
Sales	$11,350,797	$11,745,769	$(394,972)	(3.4)
Gross profit	4,234,034	4,383,995	(149,961)	(3.4)
Gross profit percentage	37.3%	37.3%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $9.0 million in Q3 2022 and $8.3 million in Q3 2021.

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

SALES – Q3 2022 vs. Q3 2021

Sales in our Wholesale Segment increased $112.7 million during Q3 2022 as compared to Q3 2021. Significant items impacting sales during Q3 2022 included a $108.7 million increase in sales related to the acquisition of Team Sledd, LLC (“Team Sledd”), a $20.5 million increase in sales related to price increases implemented by cigarette manufacturers, and a $9.9 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”), partially offset by a $26.4 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment decreased $0.4 million during Q3 2022 as compared to Q3 2021. This decrease was due to approximately $0.1 million related to lower sales volumes in our existing stores and  approximately $0.3 million related to the closure of a store in our Florida market during the current year period.

GROSS PROFIT – Q3 2022 vs. Q3 2021

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

Gross profit in our Wholesale Segment increased $8.3 million during Q3 2022 as compared to Q3 2021. Significant items impacting gross profit during Q3 2022 included a $5.8 million increase in gross profit related to the acquisition of Team Sledd, a $2.2 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, a $0.6 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods,  partially offset by a $0.3 million decrease in gross profit related to net impact of cigarette manufacturer promotions and the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment decreased $0.1 million during Q3 2022 as compared to Q3 2021. This decrease was primarily related to the closure of a store in our Florida market during the current year period.

OPERATING EXPENSE – Q3 2022 vs. Q3 2021

Operating expense includes selling, general and administrative expenses and depreciation. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q3 2022 operating expenses increased $5.5 million as compared to Q3 2021. Significant items impacting operating expenses during Q3 2022 included a $4.1 million increase in operating expenses related to the acquisition of Team Sledd, a $1.1 million increase in employee compensation and benefit costs largely due to a highly competitive labor market which has increased wage levels across all functional areas of the Company. In addition, the Company experienced a $0.6 million increase in fuel costs primarily related to higher diesel fuel prices, and a $0.2 million increase in operating expenses in our Retail Segment. These higher operating costs were partially offset by a $0.4 million decrease in health and other insurance costs, and a $0.1 million decrease in other Wholesale Segment operating expenses.

INCOME TAX EXPENSE – Q3 2022 vs. Q3 2021

The Company’s effective income tax rate increased during the three month period ended June 2022 as compared to the respective prior year period, primarily due to higher non-deductible compensation during the current year period, resulting in effective income tax rates in excess of statutory rates.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE:

	2022	2021	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$1,365,043,621	$1,221,571,294	$143,472,327	11.7
Cost of sales	1,277,757,425	1,149,594,823	128,162,602	11.1
Gross profit	87,286,196	71,976,471	15,309,725	21.3
Gross profit percentage	6.4%	5.9%

Operating expense	$72,683,383	$60,418,490	$12,264,893	20.3
Operating income	14,602,813	11,557,981	3,044,832	26.3
Interest expense	1,222,829	1,016,902	205,927	20.3
Income tax expense	4,987,000	2,916,000	2,071,000	71.0
Equity method investment earnings, net of tax	1,670,133	1,403,124	267,009	19.0
Net income available to common shareholders	11,990,068	9,197,728	2,792,340	30.4

BUSINESS SEGMENTS:
Wholesale
Sales	$1,329,348,323	$1,186,372,095	$142,976,228	12.1
Gross profit	73,761,372	58,804,594	14,956,778	25.4
Gross profit percentage	5.5%	5.0%
Retail
Sales	$35,695,298	$35,199,199	$496,099	1.4
Gross profit	13,524,824	13,171,877	352,947	2.7
Gross profit percentage	37.9%	37.4%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $24.2 million for the nine months ended June 2022 and $22.4 million for the nine months ended June 2021.

SALES – Nine months ended June 2022

Sales in our Wholesale Segment increased $143.0 million for the nine months ended June 2022 as compared to the same prior year period. Significant items impacting sales during the period included a $108.7 million increase in sales related to the acquisition of Team Sledd, a $56.1 million increase in sales related to price increases implemented by cigarette manufacturers and a $36.6 million increase in sales related to higher sales volumes in our Other Products category, partially offset by a $58.4 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.5 million for the nine months ended June 2022 as compared to the same prior year period. Of this increase, approximately $1.5 million related to higher sales volumes in our existing stores, partially offset by a $0.6 million decrease in sales volume related to the closure of a non-performing store in our Florida market during the comparative prior year period, and a $0.3 million decrease in sales volume related to the closure of a store in our Florida market during the current year period. Sales in both of our business segments continue to benefit from high consumer demand across a range of product categories.

GROSS PROFIT – Nine months ended June 2022

Gross profit in our Wholesale Segment increased $15.0 million for the nine months ended June 2022 as compared to the same prior year period. Significant items impacting gross profit during the period included a $5.8 million increase in gross profit related to the acquisition of Team Sledd, a $8.6 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, a $0.4 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods, and a $0.2 million increase in gross profit related to the net impact of cigarette manufacturer promotions and gross margin enhancement, and the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment increased $0.4 million for the nine months ended June 2022 as compared to the same prior year period. This change was due to a $0.7 million increase in gross margin in our existing stores which have benefited from higher sales volume and improved product mix, partially offset by a $0.2 million decrease related to the closure of a non-performing store in our Florida market during the comparative prior year period, and a $0.1 million decrease related to the closure of a store in our Florida market during the current year period.

OPERATING EXPENSE – Nine months ended June 2022

Operating expenses increased $12.3 million during the nine months ended June 2022 as compared to the same prior year period. Significant items impacting operating expenses during the period included a $4.1 million increase in operating expenses related the acquisition of Team Sledd and a $5.6 million increase in employee compensation and benefit costs largely due to a highly competitive labor market which has increased wage levels across all functional areas of the Company. In addition, the Company experienced a $1.5 million increase in fuel costs primarily related to higher diesel fuel prices, a $0.5 million increase in health and other insurance costs, a $0.5 million increase in other Wholesale Segment operating expenses, and a $0.1 million increase in our Retail Segment operating expenses.

INCOME TAX EXPENSE – Nine months ended June 2022

The Company’s effective income tax rate increased during the nine month period ended June 2022 as compared to the respective prior year period, primarily due to higher non-deductible compensation during the current year period, resulting in effective income tax rates in excess of statutory rates.

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

The Company primarily finances its operations through two credit facility agreements (the “AMCON Facility” and the “Team Sledd Facility”, and together “the Facilities”) and long-term debt agreements with banks. In Q3 2022, the Company amended the AMCON Facility, increasing its aggregate borrowing capacity from $110.0 million to $150.0 million, extending the maturity date from March 2025 to June 2027, and adding certain real estate properties as eligible borrowing collateral under the credit agreement.

At June 2022, the Facilities have a total combined borrowing capacity of $250.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Team Sledd Facility matures in March 2027 and the AMCON Facility matures in June 2027, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and in the case of the AMCON Facility, certain of the Company’s real estate. The Facilities each feature an unused commitment fee and financial covenants including fixed charge coverage ratios. Borrowings under the Facilities bear interest at either the bank’s prime rate, the Secured Overnight Financing Rate (“SOFR”) or the London Interbank Offered Rate (“LIBOR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at June 2022 was $194.4 million, of which $101.2 million was outstanding, leaving $93.2 million available.

The average interest rate of the Facilities was 3.23% at June 2022. For the nine months ended June 2022, the peak borrowings under the Facilities was $123.5 million, and the average borrowings and average availability under the Facilities was $51.2 million and $60.7 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which is financed through a single term loan (the “Real Estate Loan”) with BMO Harris Bank N.A. (“BMO”) which is also a participant lender on the AMCON Facility. The Real Estate Loan contains cross default provisions which would cause the loan to be considered in default if the loans where BMO is a lender, including the AMCON Facility, were in default. There were no such cross defaults at June 2022. In addition, the Real Estate Loan contains co-terminus provisions which require all loans with BMO to be paid in full if any of the loans are paid in full prior to the end of their specified terms. The Real Estate Loan was subsequently terminated and repaid in connection with the Company entering into the amendment to the AMCON Facility during Q3 2022.

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. There were no such cross defaults at June 2022.

The Company was in compliance with all of its financial covenants under the Facilities at June 2022.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.1 million and $3.3 million for the three and nine month periods ended June 30, 2022, respectively, and $0.1 million and $3.2 million for the three and nine month periods ended June 30, 2021, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

Other than controls implemented to address the consolidation of our majority interest in Team Sledd, LLC, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1

Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated June 30, 2022, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Form 8-K filed on July 6, 2022)

10.2	LIBOR Transition Amendment, dated June 30, 2022

10.3	Credit Agreement dated March 27, 2020 between Team Sledd, LLC and First National Bank of Pennsylvania, as agent

10.4	First Amendment to Credit Agreement dated April 9, 2021 between Team Sledd, LLC and First National Bank of Pennsylvania

10.5	Second Amendment to Credit Agreement dated October 4, 2021 between Team Sledd, LLC and First National Bank of Pennsylvania

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 18, 2022	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 18, 2022	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)