Form 10-K
period 2022-09-30
AMCON DISTRIBUTING CO
filed 2022-11-23
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2022 was $23,752,048 computed by reference to the $155.30 closing price of such common stock equity on March 31, 2022.

As of November 17, 2022, there were 611,052 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2022 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2022 and 2021 fiscal years ended September 30, are herein referred to as fiscal 2022 and fiscal 2021, respectively. The fiscal year-end balance sheet dates of September 30, 2022 and September 30, 2021 are referred to herein as September 2022 and September 2021, respectively. This report and the documents incorporated by reference herein, if any, contain forward-looking statements, which are inherently subject to risks and uncertainties. See “Forward-Looking Statements” under Item 7 of this report.

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 5,400 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2021, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

BUSINESS STRATEGY

Our business strategy focuses on short, medium, and long term objectives designed to create shareholder value. Our strategic objectives are:

●	Maximizing liquidity and generating cash flow from operations in the short term.
●	Developing new customer-focused technology applications, expanding our foodservice platform, and investing in our infrastructure in the medium term.
●	Growing both organically and through acquisitions, and expanding our geographic footprint in the long term.

To execute this strategy, our Company has rigorous operational processes in place designed to control costs, manage credit risk, monitor inventory levels, and maintain maximum liquidity. The success of our strategy, however, is ultimately dependent on our ability to provide superior service, develop leading edge technologies, and maintain an exceptional array of product offerings.

PRINCIPAL PRODUCTS

The sales of cigarettes represented approximately 66% and 68% of our consolidated revenue in fiscal 2022 and fiscal 2021, respectively. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 34% and 32% of our consolidated revenue in fiscal 2022 and fiscal 2021, respectively.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 13 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment has a significant presence in the regions in which we operate. There are, however, a number of both national and regional wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Performance Food Group (Richmond, Virginia), as well as regional wholesalers such as H.T. Hackney Company (Knoxville, Tennessee) and Imperial Super Regional Distributors (Elmwood, Louisiana) along with a host of smaller grocery and tobacco wholesalers. We also face competition from Amazon™ which pursues a vertical, multi-channel sales strategy whereby both retail consumers and business level customers are targeted.

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

The natural food retail industry is highly fragmented. According to The Natural Foods Merchandiser (“NFM”), there are approximately 10,400 natural food retail stores operating independently or as part of small retail chains and nearly 21,600 stores when national chains are included. These competitors include companies such as Whole Foods Market, Sprouts Farmers Market, Natural Grocers, General Nutrition Centers and Vitamin Shoppe. We also face competition from AmazonTM and other online competitors which continue to pursue vertical, multi-channel sales strategies whereby both retail consumers and business level customers are targeted. We also compete with specialty supermarkets, other independent natural foods stores chains, small specialty stores, and restaurants. In recent years, conventional supermarkets and mass market outlets such as Kroger, Albertsons, Walmart, Publix, Aldi, Trader Joe’s and Costco have significantly increased their offerings of organic and natural products adding another layer of competition.

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

The Company operates in 29 states and is subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In recent years, a number of states have increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls and as a mechanism to discourage tobacco product use.

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2022 or fiscal 2021.

EMPLOYEES

At September 2022, the Company had 1,003 full-time and 214 part-time employees, which together serve in the following areas:

Managerial	83
Administrative	99
Delivery	194
Sales & Marketing	427
Warehouse	414
Total Employees	1,217

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

If any of the following risks actually materialize, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Annual Report. See “Forward-Looking Statements” under Item 7 of this report for a discussion of forward-looking statements.

RISK FACTORS RELATED TO THE WHOLESALE BUSINESS

●	Regulation of Cigarette, Tobacco and Tobacco-Related Products by the FDA May Negatively Impact Our Operations.

In 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the FDA the authority to regulate the production, distribution, and marketing of tobacco products in the United States. Specifically, the legislation established an FDA office to regulate changes to nicotine yields, chemicals, flavors, ingredients, and the labeling used to produce and market tobacco products. The FDA office is financed through user fees paid by tobacco companies, which is passed on to wholesale distributors and end consumers in the form of higher costs.

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

The regulation of e-cigarettes and related vaping product categories by federal, state, and local governmental agencies, as well as potential litigation against product manufacturers and/or entities which distribute or sell such products, may negatively impact our sales, costs, results of operations, and cash flows should the current regulatory environment persist or expand, or if related litigation should arise.

●	Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2022, approximately 66% of our consolidated revenues came from the distribution of cigarettes, which generated approximately 18% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

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

Increases in excise taxes and other tobacco-related taxes and fees imposed by the FDA and other governmental authorities may reduce the long-term demand for cigarette and tobacco products and/or result in a sales shift from higher margin premium cigarette and tobacco products to lower margin deep-discount brands, while at the same time increasing the Company’s accounts receivable risk and inventory carrying costs. If any of these events were to occur, our results from operations, cash flow, liquidity position, and overall financial condition could be negatively impacted.

●	Divestiture and Consolidation Trends Within the Convenience Store Industry May Negatively Impact Our Operations.

Divestitures and consolidations within the convenience store industry reflect trends that may result in customer losses for us if the acquiring entity is served by another wholesale distributor and we are unable to retain the business. If we were to lose a substantial volume of business because of these trends, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

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

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as our Company. Our Company’s principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. We also face competition from Whole Foods Market and/or its parent company Amazon™, which pose a threat to the supply chains of food and grocery retailers as well as convenience stores served by wholesale distribution companies as they continue to pursue a vertical, multi-channel sales strategy whereby both retail consumers and business level customers are targeted. Most of these competitors generally offer a wide range of products at prices comparable to those offered by our Company. Some of our competitors have substantial financial resources and long-standing customer relationships. This competition may reduce our margins and/or cause a loss in market share, adversely impacting our results of operations, cash flow, and financial condition.

●	We Occasionally Purchase Cigarettes From Manufacturers Not Covered by The Tobacco Industry’s Master Settlement Agreement (“MSA”), Which May Expose Us to Certain Potential Liabilities and Financial Risks for Which We Are Not Indemnified.

In 1994, the Mississippi attorney general brought an action against various tobacco industry members on behalf of the state to recover state funds paid for health-care costs related to tobacco use. Subsequently, most other states sued the major U.S. cigarette manufacturers based on similar theories. The cigarette manufacturer defendants settled the first four of these cases with Mississippi, Florida, Texas and Minnesota by separate agreements. These states are referred to as non-MSA states. In November 1998, the major U.S. tobacco product manufacturers entered into the MSA with the remaining 46 states, the District of Columbia and certain U.S. territories. The MSA and the other state settlement agreements settled health-care cost recovery actions and monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products, imposed a stream of future payment obligations on major U.S. cigarette manufacturers and placed significant restrictions on the ability to market and sell cigarettes. The payments required under the MSA resulted in the products sold by the participating manufacturers being priced at higher levels than the products sold by non-MSA manufacturers.

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

●	We Face Competition From Sales of Deep-Discount Brands and Other Low Priced Sales of Cigarettes.

Increased selling prices for cigarettes and higher cigarette taxes have resulted in the growth of deep-discount cigarette brands, which may be sold by our competitors or other retailers. Deep-discount cigarette brands are brands generally manufactured by companies that are not original participants to the MSA, and accordingly do not have cost structures burdened by the MSA. Since the MSA was signed, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially. If this growth continues, our results of operations, business cash flows, and overall financial condition would be negatively impacted.

RISK FACTORS RELATED TO THE RETAIL BUSINESS

●	Increased Competition in the Retail Health Food Industry May Have an Adverse Effect on Our Business.

In our retail health food business, we compete with a wide range of well-financed regional and national competitors such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Fresh Thyme Farmers Market, General Nutrition Centers, Vitamin Shoppe, and other online competitors such as Amazon™ all who have embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other and independent natural foods stores chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets such as Kroger, Albertsons, Walmart, and Costco have also significantly increased their offerings of organic and natural products providing another layer of competition. Finally, if online shopping, direct-to-consumer, and home delivery models continue to grow in popularity thereby further disrupting traditional sales channels, it may present a significant direct risk to brick and mortar retailers, including the Company. We also face competition from Whole Foods Market and/or its parent company Amazon™, which pose a threat to the supply chains of the grocery and natural foods business as they continue to pursue a vertical, multi-channel sales strategy whereby both retail consumers and business level customers are targeted. Most of these competitors may have greater financial and marketing resources than our Company and may be able to devote greater resources to sourcing, promoting, and selling their products. In response to heightened competition, the Company is implementing a repositioning strategy for our retail business. This repositioning strategy calls for a wide range of initiatives including the possible addition of one or more of our new retail store prototypes per year into the foreseeable future. The opening of new retail stores inherently brings additional risk to the business. Further, if our repositioning strategy in response to this increase in competition is not successful, it may have a material adverse effect on our results of operations, business, cash flow, and financial condition, and could potentially result in the impairment of assets within this business segment.

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

Many of our stores are located in close proximity to shopping areas that also accommodate other well-known anchor stores. Sales at our stores are derived, in part, from the volume of traffic generated by the other anchor stores in the shopping areas where our stores are located. Customer traffic may be adversely affected by regional economic downturns, a general downturn in the local area where our store is located, long-term nearby road construction projects, the closing of nearby anchor stores or other nearby stores or the decline of the shopping environment in a particular shopping area. Any of these events would reduce our sales and leave us with excess inventory, which could have a material adverse impact on our business, financial condition, and results of operations. In response to such events, we may be required to increase markdowns or initiate marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

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

From time to time, one or both of the Company’s business segments may acquire assets from other businesses, may acquire all or a portion of another business, or may make an equity investment in another business through the purchase of equity or other means. The purchase of assets or of all or part of a business or an equity investment in another business can bring significant risks to the Company in a number of areas including purchase price, amount of equity investment, business valuation and recording risks, customer retention risks, risks associated with the assumption of liabilities or obligations, integration risks, technology risks, risks associated with the addition of new employees such as health care costs, and a wide range of other risks and considerations. While the Company strives to minimize the risks associated with its acquisition or equity investment activities, issues may arise which could have a material negative impact on the Company’s results of operations, balance sheet, and cash flows.

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

●	We Rely Heavily on Information Technology Systems to Operate Our Business. Any Disruptions to These Technology Systems Including Security Breaches, Cyber-Attacks, Malware, or Other Methods by Which Those Information Systems Could Be Compromised, May Have a Material Negative Impact on Our Business.

We rely extensively on our information technology systems and those of third parties to run all aspects of our business. If any of our information technology systems or those of third parties on which we rely are damaged or made unavailable due to a wide range of issues such as power outages, computer and telecommunications failures, computer viruses, security breaches, malware, or compromised by any other method, it could have a material negative impact on our operations and profits.

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

The acquisition of other distributors or existing retail stores, the development and opening of new retail stores and distribution facilities, and the expansion of existing distribution facilities requires significant amounts of capital. In the past, our growth has been funded primarily through proceeds from bank debt, private placements of equity and debt and internally generated cash flow. These and other sources of capital may not be available to us on terms satisfactory to us, or at all, in the future, particularly in light of current economic conditions, which could impair our ability to further expand our business.

●	Covenants in Our Revolving Credit Facilities May Restrict Our Ability to React to Changes Within Our Business or Industry.

Our revolving credit facilities impose certain restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability, among other things, to incur additional indebtedness, make distributions, pay dividends, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets.

●	Failure to Meet Restrictive Covenants in Our Revolving Credit Facilities Could Result in Acceleration of the Facilities and We May not be Able to Find Alternative Financing.

Under our credit facilities, we are required to maintain a minimum debt service ratio if our excess availability falls below 10% of the maximum loan limit as defined in our revolving credit agreements. Our ability to comply with this covenant may be affected by factors beyond our control. If we breach, or if our lender contends that we have breached this covenant or any other restrictions, it could result in an event of default under our revolving credit facilities, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facilities could terminate their commitments to make further extensions of credit under our revolving credit facilities.

●	We May Not Be Able to Obtain Capital or Borrow Funds to Provide Us with Sufficient Liquidity and Capital Resources Necessary to Meet Our Future Financial Obligations.

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our revolving credit facilities. However, the current and future conditions in the credit markets may impact the availability of capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future. We may require additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtain financing on terms satisfactory to us, or at all.

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

In addition, at September 2022, approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in November 2023.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

●	The Company Has Few Shareholders of Record And, If this Number Remains below 300, as was true as of September 30, 2022, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE American, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock remains below 300, as was true as of September 30, 2022, our obligation to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE American. This would likely impact investors’ ability to trade in our common stock.

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

Various provisions of our bylaws and of corporate law may discourage, delay or prevent a change in control or takeover attempt of our Company by a third party that is opposed by our management and Board of Directors. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and Board of Directors. These provisions include:

●	supermajority voting requirements to amend certain provisions in our certificate of incorporation;
●	non-cumulative voting for directors;
●	control by our Board of Directors of the size of our Board of Directors;
●	limitations on the ability of stockholders to call special meetings of stockholders; and
●	advance notice requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s seven distribution centers and nineteen retail stores at September 2022 are set forth below:

Location	Square Feet
Distribution—IL, MO, ND, NE, SD, TN & WV	885,000
Retail—AR, FL, MO, & OK	186,400
Total Square Footage	1,071,400

The Company leases certain distribution facilities, retail stores, offices, and certain equipment under operating leases. As further described in Note 7, our distribution facilities in Quincy, Illinois, Bismarck, North Dakota, and Rapid City, South Dakota are owned by our Company and are included as collateral under AMCON’s credit facility (“the AMCON Facility”), and Team Sledd, LLC’s principal office and warehouse in West Virginia are collateral against two separate notes payable. Management believes that its existing facilities are adequate for the Company’s present level of operations, however, larger facilities and additional cross-dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
Christopher H. Atayan	62	Chairman of the Board, Chief Executive Officer, Director
Andrew C. Plummer	48	President, Chief Operating Officer, Director
Charles J. Schmaderer	53	Vice President, Chief Financial Officer, Secretary

CHRISTOPHER H. ATAYAN has served in various senior executive positions with the Company since 2006, including his service as Chairman of the Board since 2008 and Chief Executive Officer since 2006, and has been a director of the Company since 2004. Mr. Atayan served as Senior Managing Director of Slusser Associates, Inc., a private equity and investment banking firm, from 1988 to 2020, and had been engaged in private equity and investment banking since 1982. He also serves on the Board of Eastek Holdings, LLC, a contract manufacturing company.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE American under the trading symbol “DIT”. As of November 17, 2022, the closing price of our common stock on NYSE American was $178.98 and there were 611,052 common shares outstanding. As of that date, the Company had approximately 906 persons holding common shares beneficially of which approximately 130 are shareholders of record (including direct participants in the Depository Trust Company).

DIVIDEND POLICY

On a quarterly basis, the Company’s Board of Directors evaluates the potential declaration of dividend payments on the Company’s common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The AMCON Facility described in Note 7 of Part II, Item 8 provides that the Company may not pay dividends on its common shares in excess of $5.0 million on an annual basis. There is no limit on dividend payments provided that certain excess availability measurements have been maintained for the thirty-day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a fixed charge coverage ratio of at least 1.0 to 1.0 as defined in the AMCON Facility agreement.

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of approximately $3.4 million, or $5.72 per common share, during each of fiscal 2022 and fiscal 2021.

During the fiscal years ended September 30, 2022 and September 30, 2021, the Company did not sell any unregistered securities. The Company issued unregistered securities to certain members of the Company’s management team in relation to the vesting of restricted stock units as described in Note 12 of Part II, Item 8. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

REPURCHASE OF COMPANY SHARES

The Company did not repurchase any shares of its common stock during fiscal 2022. The Company repurchased a total of 68 shares of its common stock during fiscal 2021 for cash totaling less than $0.1 million. All repurchased shares were recorded in treasury stock at cost. At September 2022, 75,000 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Estimates and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2022 and September 2021. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

Business Update

While the Company experienced strong fiscal 2022 results, it remains cautious moving into fiscal 2023 and beyond based on a range of considerations including, but not limited to, those described below.

Our businesses continue to be impacted by a number of macro-economic factors including ongoing disruptions to global supply chains and product availability. These factors, combined with a  highly inflationary operating environment have resulted in cost pressures across both of our business segments as product, labor, fuel, interest and other costs have all increased significantly.

Since the onset of the COVID-19 pandemic, both of our businesses have experienced an increase in demand and sales across a broad range of product categories. It remains unclear, however, if these demand trends will remain intact or if they will eventually revert back to more historical levels over time, particularly as rapid inflation continues to impact consumer discretionary spending.

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

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2022 and 2021:

	Fiscal Years
	2022	2021
Sales	100.0%	100.0%
Cost of sales	93.6	94.0
Gross profit	6.4	6.0
Selling, general and administrative expenses	5.1	4.7
Depreciation and amortization	0.2	0.2
Operating income	1.1	1.1
Interest expense	0.1	0.1
Change in fair value of mandatorily redeemable non-controlling interest	0.1	—
Other (income), net	(0.1)	—
Income from operations before income taxes	1.0	1.0
Income tax expense	0.3	0.3
Equity method investment earnings, net of tax	0.1	0.2
Net income available to common shareholders	0.8%	0.9%

The following table presents selected statement of operations data for fiscal years 2022 and 2021:

	Fiscal Years
($ in millions)	2022	2021	Incr (Decr) (2)
CONSOLIDATED:
Sales(1)	$2,010.8	$1,672.4	$338.4
Cost of sales	1,883.1	1,571.8	311.3
Gross profit	127.7	100.5	27.2
Gross profit percentage	6.4%	6.0%

Operating expense	$105.1	$82.7	$22.4
Operating income	22.6	17.8	4.8
Interest expense	2.2	1.3	0.9
Income tax expense	6.5	4.5	2.0
Equity method investment earnings, net of tax	1.7	3.4	(1.7)
Net income available to common shareholders	16.7	15.5	1.2

BUSINESS SEGMENTS:
Wholesale
Sales	$1,964.6	$1,625.1	$339.5
Gross profit	110.8	82.6	28.2
Gross profit percentage	5.6%	5.1%
Retail
Sales	$46.2	$47.3	$(1.1)
Gross profit	16.9	17.9	(1.0)
Gross profit percentage	36.6%	37.8%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $34.4 million and $30.1 million in fiscal 2022 and fiscal 2021, respectively.
(2)	Calculated based on rounded numbers as presented in the table.

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

SALES—Fiscal 2022 vs. Fiscal 2021

Sales in our Wholesale Segment increased $339.5 million during fiscal 2022 as compared to fiscal 2021. Significant items impacting sales during fiscal 2022 included a $298.4 million increase in sales related to the acquisition of Team Sledd, LLC (“Team Sledd”), a $79.1 million increase in sales related to price increases implemented by cigarette manufacturers, and a $49.9 million increase in sales related to higher sales volumes in our tobacco, confectionary, foodservice, and other categories (“Other Products”), partially offset by a $87.9 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $1.1 million in fiscal 2022 as compared to fiscal 2021. Significant items impacting sales during fiscal 2022 included a $1.5 million decrease in sales volume related to store closures across the comparative periods, partially offset by a $0.4 million increase in sales related to higher sales volumes in our existing stores.

GROSS PROFIT—Fiscal 2022 vs. Fiscal 2021

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

Gross profit in our Wholesale Segment increased $28.2 million during fiscal 2022 as compared to fiscal 2021. Significant items impacting gross profit during fiscal 2022 included a $15.6 million increase in gross profit related to the acquisition of Team Sledd, a $11.7 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, a $0.8 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods, and a $0.1 million increase in gross profit related to the net impact of cigarette manufacturer promotions and gross margin enhancement, and the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment decreased $1.0 million in fiscal 2022 as compared to fiscal 2021. This change was primarily related to $0.5 million in inventory losses related to Hurricane Ian, and a $0.5 million decrease related to store closures across the comparative periods.

OPERATING EXPENSE—Fiscal 2022 vs. Fiscal 2021

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

Our fiscal 2022 consolidated operating expenses increased $22.4 million as compared to fiscal 2021. Significant items impacting operating expenses during fiscal 2022 included a $11.6 million increase in operating expenses related to the acquisition of Team Sledd, and a $7.3 million increase in employee compensation and benefit costs largely due to a highly competitive labor market which has increased wage levels across all functional areas of the Company. In addition, the

Company experienced a $2.0 million increase in fuel costs primarily related to higher diesel fuel prices, and a $1.5 million increase in operating expenses, including health and other insurance costs and other operating expenses in our Wholesale and Retail Segments. Significant items impacting operating expenses in our Retail Segment during fiscal 2022 included a $0.3 million increase in other operating expenses and $0.2 million in operating costs related to Hurricane Ian, partially offset by a $0.3 million decrease in operating expenses related to store closures across the comparative periods.

INCOME TAX EXPENSE — Fiscal 2022 vs. Fiscal 2021

The Company’s effective income tax rate increased during fiscal 2022 as compared to fiscal 2021, primarily due to higher non-deductible compensation during fiscal 2022, resulting in effective tax rates in excess of statutory rates.

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

At September 2022, the Facilities have a total combined borrowing capacity of $250.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases. The Team Sledd Facility matures in March 2027 and the AMCON Facility matures in June 2027, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and in the case of the AMCON Facility, certain of the Company’s real estate. The Facilities each feature an unused commitment fee and financial covenants including fixed charge coverage ratios. Borrowings under the Facilities bear interest at either the bank’s prime rate, the Secured Overnight Financing Rate (“SOFR”) or the London Interbank Offered Rate (“LIBOR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at September 2022 was $184.8 million, of which $91.3 million was outstanding, leaving $93.5 million available.

The average interest rate of the Facilities was 5.11% at September 2022. During fiscal 2022, the peak borrowings under the Facilities was $123.5 million, and the average borrowings and average availability under the Facilities was $60.7 million and $69.4 million, respectively.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which was financed through a single term loan (the “Real Estate Loan”) with BMO Harris Bank N.A. (“BMO”) which is also a participant lender on the AMCON Facility. During Q4 2022, in connection with the amendment to the AMCON Facility during Q3 2022, the Company’s Real Estate Loan with BMO was terminated and the $4.2 million remaining principal was paid in full. The Company’s real properties that were subject to the terminated agreement are now collateral under the AMCON Facility. The Real Estate Loan contained cross default provisions which would have caused it to be considered in default if the loans where BMO is a lender, including the AMCON Facility, were in default. There were no such cross defaults at September 2021. In addition, the Real Estate Loan contained co-terminus provisions which would have required all loans with BMO to be paid in full if any of the loans were paid in full prior to the end of their specified terms. Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. There were no such cross defaults at September 2022. The Company was in compliance with all of its financial covenants under the Facilities at September 2022.

Dividend Payments

The Company paid cash dividends of $3.4 million, or $5.72 per common share during each of fiscal 2022 and fiscal 2021.

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

The Company believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements. Our critical accounting estimates are set forth below.

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

Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $5.3 million and $4.4 million at September 2022 and September 2021, respectively. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2022 and September 2021.

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

MANDATORILY REDEEMABLE NON-CONTROLLING INTEREST

Mandatorily redeemable non-controlling interest represents the non-controlling interest in the Company’s strategic investment in Team Sledd, LLC.

NATURE OF ESTIMATES REQUIRED. We record the mandatorily redeemable non-controlling interest at fair value. This valuation requires management to make significant estimates and assumptions, especially with respect to the timing of future redemptions and discount rates.

ASSUMPTIONS AND APPROACH USED. Critical estimates in valuing the mandatorily redeemable non-controlling interest include but are not limited to the projected growth factors, future expected cash flows, discount rates, potential competitive and regulatory environment developments, and changes in the market for the Company's products and services. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

FORWARD-LOOKING STATEMENTS

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest and commodity prices which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and e-cigarette/vaping products by the FDA, state or local governmental agencies, or other parties, including proposed forthcoming regulations around the manufacture and distribution of certain menthol and flavored tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model which since the onset of the COVID-19 pandemic has experienced both higher sales volumes and labor costs, and the related risk of sales returning to more historical levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with purchase price and business valuation and recording risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact that ongoing, decreasing, or changing trade tariffs and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber-attacks, malware, or other methods by which such information systems could be compromised,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and e-cigarette/vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters and domestic or political unrest, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AMCON Distributing Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and Subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Team Sledd, LLC

As described in Note 2 to the financial statements, in May 2022 (the “Control Date”), the Company became the majority owner of Team Sledd, LLC (“Team Sledd”) with a controlling interest of approximately 56% through Team Sledd’s redemption of membership interests from certain members. The Company provided no additional consideration to acquire control of Team Sledd. The transaction was accounted for in accordance with Accounting Standards Codification (“ASC”) 805 – Business Combinations and the Company measured the acquisition-date fair value of Team Sledd using the discounted cash flow methodology. Inputs used to measure the acquisition-date fair value included sales growth, gross profit estimates, economic and industry conditions, working capital requirements and the contractual requirements of the operating agreement.

We identified the determination of the fair value of Team Sledd and the fair value of the related mandatorily redeemable non-controlling interest as a critical audit matter because of the significant assumptions used by the Company in determining fair value, including sales growth, gross profit estimates, operating income, the discount rate and the amounts and timing of redemption payments. Auditing management’s assumptions of sales growth, gross profit estimates, the discount rate and the timing of redemption payments involves a high degree of auditor judgment.

Our audit procedures related to the determination of the fair value of Team Sledd and the fair value of the related mandatorily redeemable non-controlling interest included the following, among others:

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates and tested the relevance and reliability of source information underlying the determination of the discount rates and tested the mathematical accuracy of the calculation.
●	We tested the reasonableness of management’s projections by comparing management’s forecasts of future sales growth, gross profit estimates, and operating income to historical results.
●	We evaluated the reasonableness of management’s assumptions related to the sales growth rate and gross profit estimates by comparing to available market data.
●	We considered the reasonableness of the estimated amounts and timing of the redemption payments from Team Sledd used in the valuations by comparing to the contractual terms and the timing of the historical redemption payments.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Omaha, Nebraska

November 23, 2022

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2022	2021
ASSETS
Current assets:
Cash	$431,576	$519,591
Accounts receivable, less allowance for doubtful accounts of $2.5 million at September 2022 and $0.9 million September 2021	62,367,888	35,844,163
Inventories, net	134,654,637	95,212,085
Income taxes receivable	819,595	—
Prepaid expenses and other current assets	12,702,084	4,999,125
Total current assets	210,975,780	136,574,964

Property and equipment, net	48,085,520	16,012,524
Operating lease right-of-use assets, net	19,941,009	17,846,529
Note receivable, net of current portion	—	3,325,000
Goodwill	5,277,950	4,436,950
Other intangible assets, net	2,093,113	500,000
Equity method investment	—	9,380,343
Other assets	2,751,155	334,819
Total assets	$289,124,527	$188,411,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,962,363	$24,235,042
Accrued expenses	14,446,210	11,468,955
Accrued wages, salaries and bonuses	7,811,207	4,489,852
Income taxes payable	—	867,160
Current operating lease liabilities	6,454,473	5,513,390
Current maturities of long-term debt	1,595,309	561,202
Current mandatorily redeemable non-controlling interest	1,712,095	—
Total current liabilities	71,981,657	47,135,601

Credit facilities	91,262,438	43,650,865
Deferred income tax liability, net	2,328,588	1,531,228
Long-term operating lease liabilities	13,787,721	12,669,157
Long-term debt, less current maturities	7,384,260	5,054,265
Mandatorily redeemable non-controlling interest, less current portion	9,446,460	—
Other long-term liabilities	103,968	757,387

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 584,789 shares outstanding at September 2022 and 551,369 shares outstanding at September 2021	9,168	8,834
Additional paid-in capital	26,903,201	24,918,781
Retained earnings	96,784,353	83,552,298
Treasury stock at cost	(30,867,287)	(30,867,287)
Total shareholders’ equity	92,829,435	77,612,626
Total liabilities and shareholders’ equity	$289,124,527	$188,411,129

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2022	2021
Sales (including excise taxes of $467.1 million and $403.9 million, respectively)	$2,010,798,385	$1,672,378,581
Cost of sales	1,883,078,819	1,571,829,805
Gross profit	127,719,566	100,548,776
Selling, general and administrative expenses	101,474,359	79,631,140
Depreciation and amortization	3,643,840	3,093,017
	105,118,199	82,724,157
Operating income	22,601,367	17,824,619

Other expense (income):
Interest expense	2,249,552	1,339,560
Change in fair value of mandatorily redeemable non-controlling interest	1,476,986	—
Other (income), net	(2,600,675)	(203,228)
	1,125,863	1,136,332
Income from operations before income taxes	21,475,504	16,688,287
Income tax expense	6,473,380	4,501,000
Equity method investment earnings, net of tax	1,670,133	3,357,978
Net income available to common shareholders	$16,672,257	$15,545,265

Basic earnings per share available to common shareholders	$29.37	$28.24
Diluted earnings per share available to common shareholders	$28.59	$27.36

Basic weighted average shares outstanding	567,697	550,551
Diluted weighted average shares outstanding	583,062	568,103

Dividends paid per common share	$5.72	$5.72

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2020	869,867	$8,697	(332,152)	$(30,861,549)	$24,282,058	$71,362,334	$64,791,540
Dividends on common stock, $5.72 per share	—	—	—	—	—	(3,355,301)	(3,355,301)
Compensation expense and issuance of stock in connection with equity-based awards	13,722	137	—	—	636,723	—	636,860
Repurchase of common stock	—	—	(68)	(5,738)	—	—	(5,738)
Net income available to common shareholders	—	—	—	—	—	15,545,265	15,545,265
Balance, September 30, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,918,781	$83,552,298	$77,612,626
Dividends on common stock, $5.72 per share	—	—	—	—	—	(3,440,202)	(3,440,202)
Compensation expense and issuance of stock in connection with equity-based awards	33,420	334	—	—	1,984,420	—	1,984,754
Net income available to common shareholders	—	—	—	—	—	16,672,257	16,672,257
Balance, September 30, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,903,201	$96,784,353	$92,829,435

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September	September
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$16,672,257	$15,545,265
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	3,572,953	3,093,017
Amortization	70,887	—
Equity method investment earnings, net of tax	(1,670,133)	(3,357,978)
Gain on re-valuation of equity method investment to fair value	(2,387,411)	—
Gain on sales of property and equipment	(140,139)	(9,864)
Equity-based compensation	3,103,320	2,415,156
Deferred income taxes	797,360	(275,347)
Provision for losses on doubtful accounts	(32,420)	50,000
Inventory allowance	212,637	37,708
Change in fair value of mandatorily redeemable non-controlling interest	1,476,986	—
Changes in assets and liabilities net of effects of business acquisition:
Accounts receivable	3,032,876	(1,615,734)
Inventories	3,240,946	3,721,980
Prepaid and other current assets	(5,344,754)	(2,732,480)
Equity method investment distributions	1,095,467	1,392,730
Other assets	(730,391)	48,967
Accounts payable	332,400	1,998,494
Accrued expenses and accrued wages, salaries and bonuses	2,482,409	1,164,828
Other long-term liabilities	(653,419)	(169,854)
Income taxes payable and receivable	(2,241,755)	(371,248)
Net cash flows from (used in) operating activities	22,890,076	20,935,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,691,799)	(1,525,882)
Proceeds from sales of property and equipment	152,000	55,728
Principal payment received on note receivable	175,000	—
Cash acquired in business acquisition	7,958	—
Net cash flows from (used in) investing activities	(14,356,841)	(1,470,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	2,042,679,688	1,663,751,276
Repayments under revolving credit facilities	(2,041,106,459)	(1,682,072,093)
Proceeds from borrowings on long-term debt	—	3,000,000
Principal payments on long-term debt	(4,909,548)	(510,177)
Proceeds from exercise of stock options	173,590	—
Repurchase of common stock	—	(5,738)
Dividends on common stock	(3,440,202)	(3,355,301)
Settlement and withholdings of equity-based awards	(1,280,749)	(415,057)
Distributions to non-controlling interest	(737,570)	—
Net cash flows from (used in) financing activities	(8,621,250)	(19,607,090)
Net change in cash	(88,015)	(141,604)
Cash, beginning of period	519,591	661,195
Cash, end of period	$431,576	$519,591

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,210,828	$1,353,985
Cash paid during the period for income taxes	7,915,225	5,138,454

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$91,656	$128,249
Effect of business acquisition (see Note 2)	23,308,624	—
Issuance of common stock in connection with the vesting and exercise of equity-based awards	2,280,783	949,812

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:

AMCON Distributing Company and Subsidiaries (“AMCON” or “the Company”) serves customers in 29 states and is primarily engaged in the wholesale distribution of consumer products in the Central, Rocky Mountain, Mid-South and Mid-Atlantic regions of the United States.

AMCON’s wholesale distribution business includes seven distribution centers that sell approximately 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON, through its Healthy Edge Inc. subsidiary, operates nineteen retail health food stores as Chamberlin’s Natural Foods (“Chamberlin’s”), Akin’s Natural Foods (“Akin’s”), and Earth Origins Market (“EOM”). These stores carry natural supplements, organic and natural groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 66% and 68% of the Company’s consolidated revenue during fiscal 2022 and fiscal 2021, respectively, and 18% and 16% of the Company’s consolidated gross profit during fiscal 2022 and fiscal 2021, respectively.

(b) Accounting Period:

The Company’s fiscal year ends on September 30th, except for one non-wholly owned subsidiary whose fiscal year ends on the last Friday of September, and the fiscal years ended September 30, 2022 and September 30, 2021 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON, its wholly-owned subsidiaries and, since May 2022, its non-wholly-owned equity investment in Team Sledd, LLC (“Team Sledd”). All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at September 2022 and September 2021 totaled approximately $1.6 million and $1.0 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facilities (see Note 7). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:

Accounts receivable consist primarily of amounts due to the Company from its normal business activities, including trade receivables from customers and other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history, evaluation of economic conditions as they may impact our customers, and specific risks identified in the portfolio. The Company determines the past due status of trade receivables based on our terms with each customer. Account balances are charged off against the allowance for doubtful accounts when collection efforts have been exhausted and the account receivable is deemed worthless. Any subsequent recoveries of charged off account balances are recorded as income in the period received. As of September 2022 and September 2021, receivables from transactions with customers, less allowance for doubtful accounts were $60.3 million and $34.3 million, respectively.

(f) Inventories:

At September 2022 and September 2021, inventories in our wholesale segment consisted of finished goods and are stated at the lower of cost or net realizable value determined on a FIFO basis. Inventories in our retail segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.1 million and $0.8 million at September 2022 and September 2021, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2022	September 2021
Prepaid expenses	$3.1	$1.6
Prepaid inventory	9.6	3.2
Note receivable, current portion	—	0.2
	$12.7	$5.0

Prepaid inventory represents inventory in-transit that has been paid for but not received.

The note receivable between AMCON and Team Sledd is eliminated in consolidation.

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

	Years
Land improvements	10	-	15
Warehouse equipment	3	-	20
Buildings and improvements	5	-	40
Furniture, fixtures and leasehold improvements	1	-	12
Vehicles	2	-	5

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

During fiscal 2022, the Company recorded an impairment of fixed assets in an amount less than $0.1 million as a result of Hurricane Ian. There was no impairment of any property and equipment during fiscal 2021.

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

(j) Goodwill and Intangible Assets:

Goodwill consists of the excess purchase price paid in certain business combinations over the fair value of assets acquired and in the case of Team Sledd, represents synergies and economies of scale generated through reductions in selling, general, and administrative expenses. Intangible assets consist of trademarks, tradenames, and customer relationships acquired as part of acquisitions in addition to certain non-competition agreements. Goodwill, trademarks, and tradenames are considered to have indefinite lives.

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

For goodwill impairment testing, the Company utilizes the guidance in Accounting Standards Codification (“ASC”) 350 - Intangibles - Goodwill and Other whereby a reporting unit’s carrying value is compared to its fair value and impairment charges are recognized for an amount by which a reporting unit’s carrying amount exceeds its fair value.

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

Judgment regarding the level of influence over its equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing its equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and future prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified. See Note 2 (Acquisition) and Note 9 (Supplemental Pro Forma Information) for further information relating to the Company’s equity method investment.

(l) Revenue Recognition:

The Company recognizes revenues when the performance obligation is satisfied, which is the point where control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment due to the simultaneous nature of the Company’s customer arrangements (same day creation and fulfillment). After the completion of its performance obligations, the Company has an unconditional right of payment from customers with varying collection and payment terms based on region, credit risk, and other situational factors. Customer receivables are included on the consolidated balance sheets less an allowance for doubtful accounts. The Company has elected the practical expedient permitting it to disregard financing components which may be deemed to be part of its transaction price as its customary payments terms are less than one year. See Note 13 “Business Segments” for the disaggregation of net sales for each of our business segments.

(m) Insurance:

The Company’s workers’ compensation, general liability, and employee-related health care benefits are provided through high-deductible or self-insurance programs. As a result, the Company accrues for its workers’ compensation and general liability based upon a claim reserve analysis. The Company has issued a letter of credit in the amount of $0.6 million to its workers’ compensation insurance carrier as part of its loss control program. The reserve for incurred, but not reported, employee health care benefits is calculated using the Company’s historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period.

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

(v) Mandatorily Redeemable Non-Controlling Interest:

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s balance sheet represents the non-controlling interest in the Company’s strategic investment in Team Sledd LLC (“Team Sledd”). In conjunction with the finalization of the Company’s preliminary accounting for the Team Sledd acquisition described in Note 2, the Company determined the MRNCI should have been reported as a liability under ASC 480 – Distinguishing Liabilities From Equity (“ASC 480”) at June 2022. The Company is correcting its classification of the MRNCI from equity to a liability. The correction had an immaterial impact on fiscal 2022 third quarter net income available to common shareholders which increased by approximately $62,000, with no impact on net cash flows, and resulted in the removal of Non-controlling interest from the Condensed Consolidated Unaudited Statement of Shareholders’ Equity and Total Shareholders’ Equity. The following tables reflect the correction of the MRNCI from equity to liability in the June 2022 10-Q (in millions except for per share amounts):

	As of June 2022
	As Reported		As Corrected
Condensed Consolidated Balance Sheet /1/	(Unaudited)	Adjustment	(Unaudited)
Current mandatorily redeemable non-controlling interest	$—	$1.7	$1.7
Total current liabilities	$69.1	$1.7	$70.7
Deferred income tax liability, net	$2.9	$(0.2)	$2.8
Mandatorily redeemable non-controlling interest, less current portion	$—	$9.4	$9.4
Retained earnings	$92.2	$0.1	$92.3
Total parent shareholders' equity	$88.1	$0.1	$88.1
Non-controlling interest	$11.0	$(11.0)	$—
Total shareholders' equity	$99.1	$(10.9)	$88.1

	Three months ended June 2022			Nine months ended June 2022
	As Reported		As Corrected	As Reported		As Corrected
Condensed Consolidated Statements of Operations /1/	(Unaudited)	Adjustment	(Unaudited)	(Unaudited)	Adjustment	(Unaudited)
Change in fair value of mandatorily redeemable non-controlling interest	$—	$0.7	$0.7	$—	$0.7	$0.7
Income from operations before income taxes	$8.7	$(0.7)	$8.0	$15.9	$(0.7)	$15.2
Income tax expense (benefit)	$2.4	$(0.2)	$2.2	$5.0	$(0.2)	$4.8
Net income	$6.6	$(0.5)	$6.0	$12.6	$(0.5)	$12.1
Less: Net income attributable to non-controlling interest	$(0.6)	$0.6	$—	$(0.6)	$0.6	$—
Net income attributable to common shareholders	$6.0	$0.1	$6.0	$12.0	$0.1	$12.1
Basic earnings per share	$10.50	$0.11	$10.61	$21.15	$0.11	$21.25
Diluted earnings per share	$10.27	$0.11	$10.38	$20.62	$0.11	$20.72

	Nine months ended June 2022
	As Reported		As Corrected
Condensed Consolidated Statement of Cash Flows /1/	(Unaudited)	Adjustment	(Unaudited)
Net income /2/	$12.6	$(0.5)	$12.1
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Deferred income taxes	$1.4	$(0.2)	$1.2
Change in fair value of mandatorily redeemable non-controlling interest	$—	$0.7	$0.7
Net cash flows from (used in) operating activities	$7.1	$—	$7.1

/1/ Items may not sum across due to rounding

/2/ Line item prior to net income attributable to non-controlling interest

The Company has elected to present the MRNCI liability at fair value under ASC 825 – Financial Instruments (“ASC 825”) as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at September 2022 represents the fair value of the remaining future membership interest redemptions and other amounts due noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the Consolidated Statement of Operations. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate. At September 2022, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.1 million. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions. The following table presents changes in the fair value of the MRNCI since the Control Date (in millions):

Initial measurement at the Control Date (see Note 2)	$10.4
Distributions to non-controlling interest	(0.7)
Change in fair value	1.5
Fair value of MRNCI as of September 30, 2022	$11.2
Less current portion at fair value	(1.7)
$9.5

(w) Business Combinations:

The acquisition method of accounting for business combinations under ASC 805 – Business Combinations (“ASC 805”) requires management to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company is allowed to adjust the provisional amounts recognized for a business combination).

(x) Accounting Pronouncements:

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

The transaction was accounted for in accordance with ASC 805 and the Company measured the fair value of its previously held equity interest and the related noncontrolling interest using the discounted cash flow methodology with the assistance of independent valuation consultants. The total fair value of Team Sledd was approximately $23.3 million, which resulted in a gain of approximately $2.4 million related to the fair value remeasurement of the Company’s ownership interest in Team Sledd. The gain was recorded as a component of other income in the Company’s Consolidated Statement of Operations for fiscal 2022. In connection with the transaction, the Company recorded a deferred tax liability of approximately $0.6 million which will be recognized in future periods when the associated taxes become due. Inputs used to measure the acquisition-date fair value of the Company’s previously held equity interest and the related non-controlling interest in the entity included sales growth, gross profit estimates, economic and industry conditions, working capital requirements and the contractual requirements of the operating agreement. Team Sledd is being reported as a component of the Company’s Wholesale Segment.

The following tables summarize the acquisition-date fair value of Team Sledd, the fair value of Team Sledd’s assets and liabilities at the Control Date, and the resulting goodwill. The fair values are based on estimates and are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date).

Acquisition-date fair value of non-controlling interest	$10,419,139
Acquisition-date fair value of previously held interest	12,897,443
Fair value of Team Sledd at the Control Date	$23,316,582

Amounts of identifiable assets and liabilities at fair value:

Cash	$7,958
Accounts receivable	29,524,181
Inventories	42,896,135
Prepaid and other current assets	2,533,205
Property and equipment	21,002,604
Operating lease right-of use assets	1,501,996
Other intangible assets	1,664,000
Other assets	1,685,945
Liabilities assumed	(78,340,442)
Total identifiable net assets	$22,475,582

Goodwill	841,000
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

	For Fiscal Years
	2022	2021
	Basic	Basic
Weighted average number of common shares outstanding	567,697	550,551
Net income available to common shareholders	$16,672,257	$15,545,265
Net earnings per share available to common shareholders	$29.37	$28.24

	For Fiscal Years
	2022	2021
	Diluted	Diluted
Weighted average number of common shares outstanding	567,697	550,551
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	15,365	17,552
Weighted average number of shares outstanding	583,062	568,103
Net income available to common shareholders	$16,672,257	$15,545,265
Net earnings per share available to common shareholders	$28.59	$27.36

(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2022 and September 2021 consisted of the following:

	2022	2021
Land and improvements	$2,747,857	$773,068
Buildings and improvements	30,515,259	12,616,923
Warehouse equipment	17,488,059	15,859,084
Furniture, fixtures and leasehold improvements	14,190,976	13,426,684
Vehicles	4,531,831	4,085,971
Construction in progress	12,216,453	93,162
	81,690,435	46,854,892
Less accumulated depreciation:	(33,604,915)	(30,842,368)
Property and equipment, net	$48,085,520	$16,012,524

During fiscal 2022, the Company capitalized approximately $0.1 million of interest on funds borrowed to finance certain capital expenditures. Capitalized interest is recorded as part of an asset’s cost and will be depreciated over the asset’s useful life.

5. LEASES:

The Company’s wholesale segment leases certain warehouse facilities, office space, vehicles and office equipment. The Company’s retail segment leases store space in various shopping center complexes and certain office space. Certain of the warehouse and retail store leases include one or more options to renew or terminate the applicable lease agreement, with the exercise of such options at the Company’s discretion. The Company’s leases do not contain any significant residual value guarantees nor do they impose any significant restrictions or covenants other than those customarily found in similar types of leases.

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

Leases consist of the following:

Assets	Classification	September 2022	September 2021
Operating	Operating lease right-of-use assets	$19,941,009	$17,846,529

Liabilities
Current:
Operating	Operating lease liabilities	$6,454,473	$5,513,390
Non-current:
Operating	Long-term operating lease liabilities	13,787,721	12,669,157
Total lease liabilities		$20,242,194	$18,182,547

The components of lease costs were as follows:

	Fiscal Year 2022	Fiscal Year 2021
Operating lease cost	$6,690,239	$6,152,332
Short-term lease cost	238,106	64,054
Variable lease cost	430,033	472,097
Net lease cost	$7,358,378	$6,688,483

Maturities of lease liabilities as of September 2022 were as follows:

Operating Leases
2023	$7,144,499
2024	5,367,189
2025	3,980,096
2026	2,804,444
2027	1,519,380
2028 and thereafter	1,141,210
Total lease payments	21,956,818
Less: interest	(1,714,624)
Present value of lease liabilities	$20,242,194

Weighted-average remaining lease term and weighted-average discount rate information regarding the Company’s leases were as follows:

Lease Term	September 2022	September 2021
Weighted-average remaining lease term (years):
Operating	4.0	4.0
Discount Rate
Weighted-average discount rate:
Operating	4.09%	3.82%

Other information regarding the Company’s leases were as follows:

	Fiscal Year 2022	Fiscal Year 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$6,704,890	$6,490,457
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$5,854,111	$1,873,972

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill at September 2022 and September 2021 was as follows:

	September	September
Wholesale Segment	2022	2021
Beginning Balance	$4,436,950	$4,436,950
Acquisition of Team Sledd, LLC	841,000	—
Ending Balance	$5,277,950	$4,436,950

Other intangible assets at September 2022 and September 2021 consisted of the following:

	September	September
	2022	2021
Customer list (Wholesale Segment) (less accumulated amortization of less than $0.1 million at September 2022)	$1,401,945	$—
Non-competition agreement (Wholesale Segment) (less accumulated amortization of less than $0.1 million at September 2022)	191,168	—
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$2,093,113	$500,000

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represents amounts allocated to its wholesale reporting unit which totaled approximately $5.3 million and $4.4 million at September 2022 and September 2021, respectively. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2022 and September 2021.

At September 2022, identifiable intangible assets considered to have finite lives were represented by a customer list which is being amortized over fifteen years and a non-competition agreement which is being amortized over three years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was $0.1 million during fiscal 2022.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at September 2022:

September
2022
Fiscal 2023	$170,130
Fiscal 2024	170,130
Fiscal 2025	139,304
Fiscal 2026	96,132
Fiscal 2027	96,132
Fiscal 2028 and thereafter	921,285
$1,593,113

7. DEBT:

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

At September 2022, the Facilities have a total combined borrowing capacity of $250.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases. The Team Sledd Facility matures in March 2027 and the AMCON Facility matures in June 2027, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and in the case of the AMCON Facility, certain of the Company’s real estate. The Facilities each feature an unused commitment fee and financial covenants including fixed charge coverage ratios. Borrowings under the Facilities bear interest at either the bank’s prime rate, the Secured Overnight Financing Rate (“SOFR”) or the London Interbank Offered Rate (“LIBOR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at September 2022 was $184.8 million, of which $91.3 million was outstanding, leaving $93.5 million available.

The average interest rate of the Facilities was 5.11% at September 2022. During fiscal 2022, the peak borrowings under the Facilities was $123.5 million, and the average borrowings and average availability under the Facilities was $60.7 million and $69.4 million, respectively.

LONG-TERM DEBT

In addition to the Facilities, the Company also had the following long-term obligations at September 2022 and September 2021.

	2022	2021
Real Estate Loan, interest payable at a fixed rate of 3.625% with monthly installments of principal and interest of $47,399 through February 2025 with remaining principal due March 2025, collateralized by three distribution facilities	$—	$4,498,213
Unsecured note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	968,589	1,117,254
Note payable, interest payable at a fixed rate of 4.10% with monthly installments of principal and interest of $53,361 through June 2033 with remaining principal due July 2033, collateralized by Team Sledd's principal office and warehouse	5,572,766	—
Note payable, interest payable at a fixed rate of 3.25% with monthly installments of principal and interest of $17,016 through August 2034 with remaining principal due September 2034, collateralized by Team Sledd's principal office and warehouse	2,052,327	—
Note payable with monthly installments of principal and interest of $7,934 through February 2025 with remaining principal due March 2025, and an effective variable rate of 2.90% at September 2022, collateralized by certain of Team Sledd's equipment	385,887	—
	8,979,569	5,615,467
Less current maturities	(1,595,309)	(561,202)
	$7,384,260	$5,054,265

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2023	$1,595,309
2024	676,613
2025	806,357
2026	628,351
2027	653,243
2028 and thereafter	4,619,696
$8,979,569

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at September 2022.

Cross Default and Co-Terminus Provisions

The Company owns real estate in Bismarck, ND, Quincy, IL, and Rapid City, SD, which was financed through a single term loan (“the Real Estate Loan”) with BMO Harris Bank N.A. (“BMO”) which is also a participant lender on the AMCON Facility. During Q4 2022, in connection with the amendment to the AMCON Facility during Q3 2022, the Company’s Real Estate Loan with BMO was terminated and the $4.2 million remaining principal was paid in full. The Company’s real properties that were subject to the terminated agreement are now collateral under the AMCON Facility. The Real Estate Loan contained cross default provisions which would have caused the loan to be considered in default if the loans where BMO is a lender, including the AMCON Facility, were in default. There were no such cross defaults at September 2021. In addition, the Real Estate Loan contained co-terminus provisions which would have required all loans with BMO to be paid in full if any of the loans were paid in full prior to the end of their specified terms. Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. There were no such cross defaults at September 2022. The Company was in compliance with all of its financial covenants under the Facilities at September 2022.

Other

The Company has issued a letter of credit for $0.6 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. INCOME TAXES:

The components of income tax expense from operations for fiscal 2022 and fiscal 2021 consisted of the following:

	2022	2021
Current: Federal	$4,437,197	$3,631,619
Current: State	1,238,823	1,144,728
	5,676,020	4,776,347
Deferred: Federal	677,357	(233,907)
Deferred: State	120,003	(41,440)
	797,360	(275,347)
Income tax expense	$6,473,380	$4,501,000

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and that which would be calculated using the statutory income tax rate of 21% for both fiscal 2022 and fiscal 2021 on income before income taxes is as follows:

	2022	2021
Tax at statutory rate	$4,509,855	$3,504,540
Nondeductible business expenses	1,333,491	232,684
State income taxes, net of federal tax benefit	1,072,735	867,567
Tax attributable to non-controlling interest	(298,305)	—
Other	(144,396)	(103,791)
	$6,473,380	$4,501,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to net deferred tax assets (liabilities) at September 2022 and September 2021 relates to the following:

	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$281,927	$223,094
Accrued expenses	1,090,219	1,369,467
Inventory	414,239	362,466
Other	163,399	114,206
Net operating loss carry forwards - federal	—	7,108
Net operating loss carry forwards - state	697,013	697,013
Total gross deferred tax assets	2,646,797	2,773,354
Less: Valuation allowance	(697,013)	(697,013)
Total net deferred tax assets	1,949,784	2,076,341
Deferred tax liabilities:
Trade discounts	418,660	356,901
Operating lease, right-of-use assets	91,954	—
Property and equipment	2,337,447	2,101,463
Goodwill	921,799	921,799
Other	412,221	187,164
Intangible assets	96,291	40,242
Total deferred tax liabilities	4,278,372	3,607,569
Total net deferred income tax liability	$2,328,588	$1,531,228

The Company had a valuation allowance of approximately $0.7 million at both September 2022 and September 2021, against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2022 or fiscal 2021, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2019 and forward remain open under U.S. and state statutes.

9. SUPPLEMENTAL PRO FORMA INFORMATION

At September 2021, AMCON held a minority interest of approximately 49% in Team Sledd’s outstanding equity with a carrying value of $9.4 million, and accounted for its ownership interest as an equity method investment. During fiscal 2022, the Company’s equity method investment in Team Sledd became a controlling interest. At September 2022, the Company held a controlling interest in Team Sledd of approximately 56%.

Team Sledd’s summarized financial data prior to the Control Date for the periods ended September 2022 and September 2021 was as follows:

	For the year ended September 2022	For the year ended September 2021
Sales	$393,606,372	$684,539,392
Gross profit	21,759,753	34,962,326
Net income before income taxes	4,498,190	8,597,997
Net income attributable to AMCON, net of tax	1,670,133	3,357,978

The following table presents unaudited supplemental pro forma information for Team Sledd from the Control Date through September 2022, which is included in the Company’s consolidated results for fiscal 2022.

Revenue	$298,410,724
Net income available to common shareholders	$3,220,702

The following table presents unaudited supplemental pro forma information assuming the Company acquired a 56% interest in Team Sledd on October 1, 2020. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisition occurred at that time.

	For the year ended September 2022	For the year ended September 2021
Revenue	$2,404,404,758	$2,356,917,973
Net income available to common shareholders	$16,789,976	$16,033,112

10. PROFIT SHARING PLANS:

The Company sponsors two profit sharing plans (i.e., section 401(k) plans) covering substantially all employees. One plan (“the AMCON Plan”) covers the employees not employed by Team Sledd. The other plan (the “Team Sledd Plan” and together with the AMCON Plan, “the Plans”) covers the employees of Team Sledd. The Plans allow employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. Under the AMCON Plan, the Company matches 100% of the first 2% contributed and 50% of the next 4% contributed for a maximum match of 4% of employee compensation. Under the Team Sledd Plan, the Company matches 100% of employee contributions up to 5%. The Company made matching contributions to the Plans of approximately $1.2 million (net of employee forfeitures) in fiscal 2022 and contributions to the AMCON Plan of $1.0 million (net of employee forfeitures) in fiscal 2021, respectively.

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

The Company’s liabilities for unpaid and incurred, but not reported claims, for workers’ compensation, general liability, and health insurance was $1.9 million at September 2022 and $1.5 million at September 2021. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self-insured liabilities reserve is set forth below (in millions):

	2022	2021
Beginning balance	$1.5	$1.5
Charged to expense	8.3	7.9
Payments	(7.9)	(7.9)
Ending balance	$1.9	$1.5

12. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plans

The Company has three equity-based incentive plans, the 2014 Omnibus Incentive Plan, the 2018 Omnibus Incentive Plan, and the 2022 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 195,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2022, awards with respect to a total of 111,420 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 83,580 shares may be awarded under the Omnibus Plans.

Stock Options

No incentive stock options awards were issued during fiscal 2022 or fiscal 2021. Stock options issued by the Company expire ten years from the grant date and include a five year graded vesting schedule.  At September 2022, the Company had no stock options outstanding and no stock options which were exercisable.

The following is a summary of stock option activity during fiscal 2022:

Weighted
	Number	Average
	of	Exercise
	Shares	Price
Outstanding at September 2021	22,250	$86.76
Granted	—	—
Exercised	(22,250)	86.76
Forfeited/Expired	—	—
Outstanding at September 2022	—	$—

Income from operations before income taxes included compensation expense related to the amortization of the Company’s stock option awards of $0.1 million during both fiscal 2022 and fiscal 2021. At September 2022, there was no unamortized compensation expense related to stock options.

The aggregate intrinsic value of stock options outstanding was approximately $1.1 million at September 2021. The aggregate intrinsic value of stock options exercisable was approximately $0.9 million at September 2021.

The total intrinsic value of stock options exercised was approximately $2.7 million in fiscal 2022 and approximately $0.9 million in fiscal 2021. The total fair value of stock options vested was approximately $1.4 million during fiscal 2022 and approximately $0.7 million during fiscal 2021.

Restricted Stock Units

At September 2022, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Units(1)	Restricted Stock Units(2)
Date of award:	October 2019	October 2020
Original number of awards issued:	14,550	20,500
Service period:	36 months	36 months
Estimated fair value of award at grant date:	$1,007,000	$1,415,000
Non-vested awards outstanding at September 30, 2022:	4,851	13,668
Fair value of non-vested awards at September 30, 2022 of approximately:	$1,019,000	$2,870,000
(1)	9,699 of the restricted stock units were vested as of September 2022. The remaining 4,851 restricted stock units will vest in October 2022.
(2)	6,832 of the restricted stock units were vested as of September 2022. 6,834 restricted stock units will vest in October 2022 and 6,834 will vest in October 2023.

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

Income from operations before income taxes included compensation expense related to the amortization of the Company’s restricted stock unit awards of approximately $2.3 million during both fiscal 2022 and fiscal 2021. These amounts were recorded as accrued expenses in the Company’s Consolidated Balance Sheets at both September 2022 and September 2021. The tax benefit related to this compensation expense was approximately $0.6 million in both fiscal 2022 and fiscal 2021. The total intrinsic value of restricted stock units vested during fiscal 2022 and fiscal 2021 was approximately $3.5 million and $2.1 million, respectively.

At September 2022, total unamortized compensation expense for these awards based on the grant date fair value price was approximately $1.4 million. This unamortized compensation expense, plus any changes in the fair value of the awards through the settlement date, are expected to be amortized over approximately the next 12 months (the weighted-average period).

The following summarizes restricted stock unit activity under the Omnibus Plans during fiscal 2022:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock units at September 2021	35,220	$148.98
Granted	—	—
Vested	(16,701)	139.32
Expired	—	—
Nonvested restricted stock units at September 2022	18,519	$210.00

Restricted Stock Awards

At September 2022, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

Restricted Stock Awards(1)
Date of award:	October 2021
Original number of awards issued:	15,100
Service period:	36 months
Estimated fair value of award at grant date:	$2,088,934
Non-vested awards outstanding at September 30, 2022:	15,100
Fair value of non-vested awards at September 30, 2022 of approximately:	$3,171,000
(1)	The 15,100 restricted stock awards will vest in equal amounts in October 2022, October 2023 and October 2024.

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

The following summarizes restricted stock award activity under the Omnibus Plans during fiscal 2022:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock awards at September 2021	—	$—
Granted	15,100	138.34
Vested	—	—
Expired	—	—
Nonvested restricted stock awards at September 2022	15,100	$210.00

Income from operations before income taxes included compensation expense related to the amortization of the Company’s restricted stock awards of approximately $0.7 million during fiscal 2022. At September 2022, total unamortized compensation expense related to restricted stock awards was approximately $1.4 million. This unamortized compensation expense is expected to be amortized over approximately the next 24 months.

13. BUSINESS SEGMENTS:

The Company has two reportable business segments: the wholesale distribution of consumer products which includes Team Sledd, and the retail sale of health and natural food products. The aggregation of the Company’s business operations into these business segments was based on a range of considerations including but not limited to the characteristics of each business, similarities in the nature and type of products sold, customer classes, methods used to sell the products and economic profiles. Included in the “Other” column are intercompany eliminations, equity method investment earnings, net of tax and assets held and charges incurred and income earned by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income (loss) from operations before taxes.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2022:
External revenue:
Cigarettes	$1,328,196,494	$—	$—	$1,328,196,494
Tobacco	342,997,425	—	—	342,997,425
Confectionery	117,227,090	—	—	117,227,090
Health food	—	46,206,417	—	46,206,417
Foodservice & other	176,170,959	—	—	176,170,959
Total external revenue	1,964,591,968	46,206,417	—	2,010,798,385
Depreciation	2,366,108	1,206,845	—	3,572,953
Amortization	70,887	—	—	70,887
Operating income (loss)	35,597,978	526,509	(13,523,120)	22,601,367
Interest expense	990,392	—	1,259,160	2,249,552
Income (loss) from operations before taxes	34,644,617	569,797	(13,738,910)	21,475,504
Equity method investment earnings, net of tax	—	—	1,670,133	1,670,133
Total assets	271,202,838	17,208,581	713,108	289,124,527
Capital expenditures	13,327,713	1,327,493	—	14,655,206

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2021:
External revenue:
Cigarettes	$1,130,297,314	$—	$—	$1,130,297,314
Tobacco	264,453,836	—	—	264,453,836
Confectionery	92,353,240	—	—	92,353,240
Health food	—	47,321,449	—	47,321,449
Foodservice & other	137,952,742	—	—	137,952,742
Total external revenue	1,625,057,132	47,321,449	—	1,672,378,581
Depreciation	1,905,270	1,187,747	—	3,093,017
Operating income (loss)	24,477,037	1,797,250	(8,449,668)	17,824,619
Interest expense	199,392	—	1,140,168	1,339,560
Income (loss) from operations before taxes	24,354,719	1,809,130	(9,475,562)	16,688,287
Equity method investment earnings, net of tax	—	—	3,357,978	3,357,978
Total assets	157,038,710	18,179,614	13,192,805	188,411,129
Capital expenditures	1,251,617	402,514	—	1,654,131

14. TREASURY STOCK:

The Company did not repurchase any shares of its common stock during fiscal 2022. The Company repurchased a total of 68 shares of its common stock during fiscal 2021 for cash totaling less than $0.1 million. All repurchased shares were recorded in treasury stock at cost.

15. SUBSEQUENT EVENT:

On October 25, 2022, the Compensation Committee of the Company’s Board of Directors awarded 15,100 shares of restricted stock to members of the Company’s executive management team, which include a three-year graded vesting schedule.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that due solely to a material weakness in our internal controls over financial reporting related to accounting for a certain complex financial instrument relating to a non-controlling interest as described in Note 1 to the financial statements, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management identified a material weakness solely related to the accounting for a certain complex financial instrument relating to a non-controlling interest and concluded that our internal control over financial reporting was not effective as of September 30, 2022. Subsequent to September 2022, the Company implemented a remediation plan which will include enhanced employee training, and the consultations of independent third-party experts in areas involving complex accounting matters.

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

Changes in Internal Control Over Financial Reporting

Other than controls implemented to address the consolidation of our majority interest in Team Sledd, LLC, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the December 2022 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Delinquent Section 16(a) Reports”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
(1)	Financial Statements

The financial statements filed as part of this filing are listed on the index to Consolidated Financial Statements under Item 8.

(2)	Financial Statement Schedules

Not Applicable.

(3)	Exhibits

3.1.1	Restated Certificate of Incorporation of AMCON Distributing Company (incorporated by reference to Exhibit 3.1 of AMCON’s Annual Report on Form 10-K filed on November 9, 2020)
3.1.2

Certificate of Amendment of the Restated Certificate of Incorporation of AMCON Distributing Company (incorporated by reference to Exhibit 3.1 of AMCON’s Current Report on Form 8-K filed on January 20, 2022)

3.2	Amended and Restated Bylaws of AMCON Distributing Company dated January 20, 2022 (incorporated by reference to Exhibit 3.2 of AMCON’s Current Report on Form 8-K filed on January 20, 2022).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of AMCON’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)
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

10.2	Consent and First Amendment to Second Amended and Restated Credit Agreement dated May 27, 2011 (incorporated by reference to Exhibit 10.2 of AMCON’s Current Report on Form 8-K filed on May 31, 2011)
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

10.5

Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 20, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on March 24, 2020)

10.6

Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 22, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on January 19, 2021)

10.7

Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 21, 2021, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)

10.8

Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated June 30, 2022, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on July 6, 2022)

10.9	LIBOR Transition Amendment, dated June 30, 2022 (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.10

Credit Agreement dated March 27, 2020 between Team Sledd, LLC and First National Bank of Pennsylvania, as agent (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.11

First Amendment to Credit Agreement dated April 9, 2021 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.12

Second Amendment to Credit Agreement dated October 4, 2021 between Team Sledd, LLC and First National

Bank of Pennsylvania (incorporated by reference to Exhibit 10.5 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.13	Third Amendment to Credit Agreement dated October 3, 2022 between Team Sledd, LLC and First National Bank of Pennsylvania
10.14

Amended and Restated Term Real Estate Promissory Note, dated September 30, 2016, issued by AMCON Distributing Company to BMO Harris, NA (incorporated by reference to Exhibit 10.13 of AMCON’s Annual Report on form 10-K filed on November 8, 2016)

10.15

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

10.18

Change of Control Agreement between the Company and Christopher H. Atayan, dated December 29, 2006 (incorporated by reference to Exhibit 10.40 of AMCON’s Annual Report on Form 10-K filed on December 29, 2006)*

10.19	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.20	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.21	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)*
10.22	2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.23	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.24	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.25	Form of Restricted Stock Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)*
10.26	2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on January 20, 2022)*
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Inline XBRL Interactive Data File (filed herewith electronically).
104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

*        Represents management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 23, 2022	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 23, 2022	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 23, 2022	/s/ Charles J. Schmaderer
Charles J. Schmaderer
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

November 23, 2022	/s/ Andrew C. Plummer
Andrew C. Plummer
President, Chief Operating Officer and Director

November 23, 2022	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 23, 2022	/s/ John R. Loyack
John R. Loyack
Director

November 23, 2022	/s/ Raymond F. Bentele
Raymond F. Bentele
Director

November 23, 2022	/s/ Stanley Mayer
Stanley Mayer
Director

November 23, 2022	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)