Form 10-Q
period 2022-12-31
AMCON DISTRIBUTING CO
filed 2023-01-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The Registrant had 611,052 shares of its $.01 par value common stock outstanding as of January 17, 2023.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2022 and September 30, 2022

	December	September
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$452,142	$431,576
Accounts receivable, less allowance for doubtful accounts of $2.0 million at December 2022 and $2.5 million September 2022	54,482,938	62,367,888
Inventories, net	185,213,063	134,654,637
Income taxes receivable	660,617	819,595
Prepaid expenses and other current assets	12,656,974	12,702,084
Total current assets	253,465,734	210,975,780

Property and equipment, net	48,449,099	48,085,520
Operating lease right-of-use assets, net	19,078,842	19,941,009
Goodwill	5,277,950	5,277,950
Other intangible assets, net	2,050,580	2,093,113
Other assets	2,551,744	2,751,155
Total assets	$330,873,949	$289,124,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,296,105	$39,962,363
Accrued expenses	14,658,185	14,446,210
Accrued wages, salaries and bonuses	3,794,970	7,811,207
Current operating lease liabilities	6,426,103	6,454,473
Current maturities of long-term debt	1,554,653	1,595,309
Current mandatorily redeemable non-controlling interest	1,755,611	1,712,095
Total current liabilities	61,485,627	71,981,657

Credit facilities	141,488,518	91,262,438
Deferred income tax liability, net	3,474,410	2,328,588
Long-term operating lease liabilities	12,989,955	13,787,721
Long-term debt, less current maturities	7,222,520	7,384,260
Mandatorily redeemable non-controlling interest, less current portion	9,348,028	9,446,460
Other long-term liabilities	152,889	103,968

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 611,052 shares outstanding at December 2022 and 584,789 shares outstanding at September 2022	9,431	9,168
Additional paid-in capital	29,357,154	26,903,201
Retained earnings	96,212,704	96,784,353
Treasury stock at cost	(30,867,287)	(30,867,287)
Total shareholders’ equity	94,712,002	92,829,435
Total liabilities and shareholders’ equity	$330,873,949	$289,124,527

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2022 and 2021

	For the three months ended December
	2022	2021
Sales (including excise taxes of $130.3 million and $97.1 million, respectively)	$565,989,507	$422,571,278
Cost of sales	531,019,924	395,638,615
Gross profit	34,969,583	26,932,663
Selling, general and administrative expenses	28,379,186	22,390,740
Depreciation and amortization	1,070,886	784,245
	29,450,072	23,174,985
Operating income	5,519,511	3,757,678

Other expense (income):
Interest expense	1,694,158	322,097
Change in fair value of mandatorily redeemable non-controlling interest	(54,916)	—
Other (income), net	(53,532)	(40,109)
	1,585,710	281,988
Income from operations before income taxes	3,933,801	3,475,690
Income tax expense	1,304,800	1,245,000
Equity method investment earnings, net of tax	—	770,365
Net income available to common shareholders	$2,629,001	$3,001,055

Basic earnings per share available to common shareholders	$4.52	$5.33
Diluted earnings per share available to common shareholders	$4.46	$5.18

Basic weighted average shares outstanding	581,612	563,546
Diluted weighted average shares outstanding	589,881	578,964

Dividends paid per common share	$0.18	$5.18

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three months ended December 31, 2022 and 2021

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED DECEMBER 2021
Balance, October 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,918,781	$83,552,298	$77,612,626
Dividends on common stock, $5.18 per share	—	—	—	—	—	(3,114,775)	(3,114,775)
Compensation expense and settlement of equity-based awards	31,420	314	—	—	2,080,954	—	2,081,268
Net income available to common shareholders	—	—	—	—	—	3,001,055	3,001,055
Balance, December 31, 2021	915,009	$9,148	(332,220)	$(30,867,287)	$26,999,735	$83,438,578	$79,580,174

THREE MONTHS ENDED DECEMBER 2022
Balance, October 1, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,903,201	$96,784,353	$92,829,435
Dividends on common stock, $5.18 per share	—	—	—	—	—	(3,200,650)	(3,200,650)
Compensation expense and settlement of equity-based awards	26,263	263	—	—	2,453,953	—	2,454,216
Net income available to common shareholders	—	—	—	—	—	2,629,001	2,629,001
Balance, December 31, 2022	943,272	$9,431	(332,220)	$(30,867,287)	$29,357,154	$96,212,704	$94,712,002

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2022 and 2021

	December	December
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$2,629,001	$3,001,055
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	1,028,353	784,245
Amortization	42,533	—
Equity method investment earnings, net of tax	—	(770,365)
(Gain) loss on sales of property and equipment	(36,000)	(31,000)
Equity-based compensation	390,570	710,056
Deferred income taxes	1,145,822	1,173,648
Provision for losses on doubtful accounts	(496,332)	(102,000)
Inventory allowance	141,087	99,304
Change in fair value of mandatorily redeemable non-controlling interest	(54,916)	—
Changes in assets and liabilities:
Accounts receivable	8,381,282	5,084,916
Inventories	(50,699,513)	(2,629,537)
Prepaid and other current assets	45,110	(6,573)
Other assets	199,411	22,184
Accounts payable	(6,602,785)	(5,750,609)
Accrued expenses and accrued wages, salaries and bonuses	(4,794,015)	(1,519,848)
Other long-term liabilities	48,921	(743,776)
Income taxes payable and receivable	158,978	71,352
Net cash flows from (used in) operating activities	(48,472,493)	(606,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,455,405)	(333,084)
Proceeds from sales of property and equipment	36,000	31,000
Principal payment received on note receivable	—	175,000
Net cash flows from (used in) investing activities	(1,419,405)	(127,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	639,488,133	439,039,482
Repayments under revolving credit facilities	(589,262,053)	(434,242,609)
Principal payments on long-term debt	(202,396)	(138,284)
Dividends on common stock	(111,220)	(3,114,775)
Settlement and withholdings of equity-based awards	—	(488,412)
Net cash flows from (used in) financing activities	49,912,464	1,055,402
Net change in cash	20,566	321,370
Cash, beginning of period	431,576	519,591
Cash, end of period	$452,142	$840,961

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,458,843	$333,941

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$28,183	$16,591
Dividends declared, not paid	3,089,430	—
Issuance of common stock in connection with the vesting and exercise of equity-based awards	2,044,805	2,280,783

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

●	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers in 30 states and primarily operate in the Central, Rocky Mountain, Mid-South and Mid-Atlantic regions of the United States.

●	Our retail health food segment (“Retail Segment”) operates nineteen health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 5,400 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2022, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

Our Wholesale Segment operates seven distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia (operated by our Team Sledd, LLC subsidiary). These distribution centers, combined with cross-dock facilities, include approximately 885,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

As previously disclosed, the Company entered into an asset purchase agreement with Henry’s Foods, Inc. (“Henry’s”), under which the Company agreed to purchase substantially all of Henry’s wholesale distribution assets for approximately $30.3 million plus any working capital adjustments. The Company expects to fund the purchase with borrowings from its existing bank group. The transaction is expected to close during the Company’s second fiscal quarter of 2023.

RETAIL SEGMENT

Our Retail Segment, through our Healthy Edge Retail Group subsidiary, is a specialty retailer of natural/organic groceries and dietary supplements which focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores must meet strict quality and ingredient guidelines, and include offerings such as gluten-free and antibiotic-free groceries and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small-store format, which emphasizes a high energy and shopper-friendly environment.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th, except for one non-wholly owned subsidiary whose fiscal year ends on the last Friday of September. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three month fiscal periods ended December 31, 2022 and December 31, 2021 have been referred to throughout this Quarterly Report as Q1 2023 and Q1 2022, respectively. The fiscal balance sheet dates as of December 31, 2022 and September 30, 2022 have been referred to as December 2022 and September 2022, respectively.

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

2. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, determined on a FIFO basis. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.2 million at December 2022 and $1.1 million at September 2022. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 2022 and September 2022 was as follows:

	December	September
	2022	2022
Wholesale Segment	$5,277,950	$5,277,950

Other intangible assets at December 2022 and September 2022 consisted of the following:

	December	September
	2022	2022
Customer list (Wholesale Segment) (less accumulated amortization of $0.1 million at December 2022 and less than $0.1 million at September 2022)	$1,377,912	$1,401,945
Non-competition agreement (Wholesale Segment) (less accumulated amortization of less than $0.1 million at both December 2022 and September 2022)	172,668	191,168
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$2,050,580	$2,093,113

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been recorded on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its wholesale reporting unit which totaled approximately $5.3 million at both December 2022 and September 2022. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2022.

At December 2022, identifiable intangible assets considered to have finite lives were represented by a customer list which is being amortized over fifteen years and a non-competition agreement which is being amortized over three years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was less than $0.1 million for the three month period ended December 2022.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at December 2022:

December
2022
Fiscal 2023 (1)	$127,598
Fiscal 2024	170,130
Fiscal 2025	139,303
Fiscal 2026	96,132
Fiscal 2027	96,132
Fiscal 2028 and thereafter	921,285
$1,550,580
(1)	Represents amortization for the remaining nine months of Fiscal 2023.

4. DIVIDENDS

The Company paid a $0.18 per share cash dividend on its common stock totaling $0.1 million in each of the three month periods ended December 2022 and December 2021. During Q1 2023, the Company declared a $5.00 per share special dividend totaling approximately $3.1 million that was included in accrued expenses on the consolidated balance sheet at December 2022 and was paid in Q2 2023. During Q1 2022, the Company declared and paid a $5.00 per share special dividend totaling approximately $3.0 million.

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

	For the three months ended December
	2022		2021
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	581,612	581,612	563,546	563,546
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	8,269	—	15,418
Weighted average number of shares outstanding	581,612	589,881	563,546	578,964
Net income available to common shareholders	$2,629,001	$2,629,001	$3,001,055	$3,001,055

Net earnings per share available to common shareholders	$4.52	$4.46	$5.33	$5.18
(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

6. DEBT

The Company primarily finances its operations through two credit facility agreements (the “AMCON Facility” and the “Team Sledd Facility”, and together “the Facilities”) and long-term debt agreements with banks. At December 2022, the Facilities have a total combined borrowing capacity of $250.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Team Sledd Facility matures in March 2027 and the AMCON Facility matures in June 2027, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and in the case of the AMCON Facility, certain of the Company’s real estate. The Facilities each feature an unused commitment fee and financial covenants including fixed charge coverage ratios. Borrowings under the Facilities bear interest at either the bank’s prime rate, the Secured Overnight Financing Rate (“SOFR”) or the London Interbank Offered Rate (“LIBOR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at December 2022 was $230.8 million, of which $141.5 million was outstanding, leaving $89.3 million available.

The average interest rate of the Facilities was 6.45% at December 2022. For the three months ended December 2022, the peak borrowings under the Facilities was $150.4 million, and the average borrowings and average availability under the Facilities was $114.3 million and $84.3 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. There were no such cross defaults at December 2022. The Company was in compliance with all of its financial covenants under the Facilities at December 2022.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

7. INCOME TAXES

The change in the Company’s effective income tax rate for the three month period ended December 2022 as compared to the respective prior year period, was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

8. MANDATORILY REDEEMABLE NON-CONTROLLING INTEREST

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s consolidated balance sheet represents the non-controlling interest in the Company’s strategic investment in Team Sledd, LLC (“Team Sledd”). The Company owned approximately 56% of Team Sledd as of both December 2022 and September 2022. The Company has elected to present the MRNCI liability at fair value under ASC 825 – Financial Instruments (“ASC 825”) as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at December 2022 represents the fair value of the remaining future membership interest redemptions and other amounts due noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the Condensed Consolidated Statements of Operations. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate. At December 2022, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.5 million. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions. The following table presents changes in the fair value of the MRNCI since September 2022:

Fair value of MRNCI as of September 2022	$11,158,555
Distributions to non-controlling interest	—
Change in fair value	(54,916)
Fair value of MRNCI as of December 2022	$11,103,639
Less current portion at fair value	(1,755,611)
$9,348,028

9. EQUITY-BASED INCENTIVE AWARDS

The Company has three equity-based incentive plans, the 2014 Omnibus Incentive Plan, the 2018 Omnibus Incentive Plan, and the 2022 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 195,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2022, awards with respect to a total of 125,998 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 69,002 shares may be awarded under the Omnibus Plans.

Restricted Stock Units

At December 2022, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

Restricted Stock Units (1)
Date of award:	October 2020
Original number of awards issued:	20,500
Service period:	36 months
Estimated fair value of award at grant date:	$1,415,000
Non-vested awards outstanding at December 2022:	6,834
Fair value of non-vested awards at December 2022 of approximately:	$1,237,000
(1)	13,666 of the restricted stock units were vested as of December 2022. The remaining 6,834 restricted stock units will vest in October 2023.

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

The restricted stock units provide that the recipients can elect, at their option, to receive either common stock in the Company, or a cash settlement based upon the closing price of the Company’s shares, at the time of vesting. Based on these award provisions, the compensation expense recorded in the Company’s Statement of Operations reflects the straight line amortized fair value based on the liability method under “ASC 718 – Compensation – Stock Compensation”.

The following summarizes restricted stock unit activity under the Omnibus Plans during Q1 2023:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock units at September 2022	18,519	$210.00
Granted	—	—
Vested	(11,685)	181.92
Expired	—	—
Nonvested restricted stock units at December 2022	6,834	$181.00

Restricted Stock Awards

At December 2022, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Awards (1)	Restricted Stock Awards (2)
Date of award:	October 2021	October 2022
Original number of awards issued:	15,100	15,100
Service period:	36 months	36 months
Estimated fair value of award at grant date:	$2,089,000	2,824,000
Non-vested awards outstanding at December 2022:	10,067	15,100
Fair value of non-vested awards at December 2022 of approximately:	$1,822,000	2,733,000
(1)	5,033 of the restricted stock awards were vested as of December 2022. 5,033 restricted stock awards will vest in October 2023 and 5,034 will vest in October 2024.
(2)	The 15,100 restricted stock awards will vest in equal amounts in October 2023, October 2024 and October 2025.

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

The following summarizes restricted stock award activity under the Omnibus Plans during Q1 2023:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock awards at September 2022	15,100	$210.00
Granted	15,100	187.02
Vested	(5,033)	186.26
Expired	—	—
Nonvested restricted stock awards at December 2022	25,167	$181.00

All Equity-Based Awards (restricted stock units and restricted stock awards)

Net income before income taxes included compensation expense of approximately $0.4 million and $0.7 million during Q1 2023 and Q1 2022, respectively, related to the amortization of all equity-based compensation awards. Total unamortized compensation expense related to these awards at December 2022 and September 2022 was approximately $4.7 million and $2.8 million, respectively.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2022
External revenue:
Cigarettes	$367,689,677	$—	$—	$367,689,677
Tobacco	104,039,120	—	—	104,039,120
Confectionery	32,558,996	—	—	32,558,996
Health food	—	10,261,873	—	10,261,873
Foodservice & other	51,439,841	—	—	51,439,841
Total external revenue	555,727,634	10,261,873	—	565,989,507
Depreciation	750,130	278,223	—	1,028,353
Amortization	42,533	—	—	42,533
Operating income (loss)	8,240,495	(266,616)	(2,454,368)	5,519,511
Interest expense	886,148	—	808,010	1,694,158
Income (loss) from operations before taxes	7,327,399	(242,500)	(3,151,098)	3,933,801
Total assets	313,505,013	16,681,645	687,291	330,873,949
Capital expenditures	1,248,067	143,865	—	1,391,932

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2021
External revenue:
Cigarettes	$279,366,392	$—	$—	$279,366,392
Tobacco	69,068,234	—	—	69,068,234
Confectionery	24,479,036	—	—	24,479,036
Health food	—	11,925,205	—	11,925,205
Foodservice & other	37,732,411	—	—	37,732,411
Total external revenue	410,646,073	11,925,205	—	422,571,278
Depreciation	486,765	297,480	—	784,245
Operating income (loss)	7,438,666	461,585	(4,142,573)	3,757,678
Interest expense	55,495	—	266,602	322,097
Income (loss) from operations before taxes	7,391,732	464,742	(4,380,784)	3,475,690
Equity method investment earnings, net of tax	—	—	770,365	770,365
Total assets	153,998,433	17,710,816	13,939,522	185,648,771
Capital expenditures	176,981	44,445	—	221,426

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Our businesses continue to be impacted by a number of macro-economic factors including ongoing disruptions to global supply chains and product availability.  These factors, combined with a highly inflationary operating environment have resulted in cost pressures across our business segments as product, labor, fuel, interest and other costs have all increased markedly, while at the same time pressuring consumer discretionary spending and impacting retail demand trends.

We continue to closely monitor proposals from governmental and regulatory bodies including the United States Food and Drug Administration (“FDA”) which are evaluating the prohibition and/or limitations on the sale of certain cigarette (menthol flavored) tobacco and vaping products. If such regulations were to be implemented, they would have a negative impact on the Company’s financial results.

As previously disclosed, the Company entered into an asset purchase agreement with Henry’s Foods, Inc. (“Henry’s”), under which the Company agreed to purchase substantially all of Henry’s wholesale distribution assets for approximately $30.3 million plus any working capital adjustments. The Company expects to fund the purchase with borrowings from its existing bank group. The transaction is expected to close during the Company’s second fiscal quarter of 2023.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest and commodity prices which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and vaping products by the FDA, state or local governmental agencies, or other parties, including proposed forthcoming regulations around the manufacture and distribution of certain menthol and flavored tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model, which since the onset of the COVID-19 pandemic has experienced both higher sales volumes and labor costs, and the related risk of sales returning to more historical levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact that ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber-attacks, malware, or other methods by which such information systems could be compromised,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters and domestic or political unrest, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these estimates and related policies during the three months ended December 2022.

FIRST FISCAL QUARTER 2023 (Q1 2023)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2022 and December 2021:

Wholesale Segment

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 5,400 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2022, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

Our Wholesale Segment operates seven distribution centers located in Illinois, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia (operated by our Team Sledd, LLC subsidiary). These distribution centers, combined with cross-dock facilities, include approximately 885,000 square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

Retail Segment

Our Retail Segment, through our Healthy Edge Retail Group subsidiary, is a specialty retailer of natural/organic groceries and dietary supplements which focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores must meet strict quality and ingredient guidelines, and include offerings such as gluten-free and antibiotic-free groceries and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small-store format, which emphasizes a high energy and shopper-friendly environment.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER:

	2022	2021	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$565,989,507	$422,571,278	$143,418,229	33.9
Cost of sales	531,019,924	395,638,615	135,381,309	34.2
Gross profit	34,969,583	26,932,663	8,036,920	29.8
Gross profit percentage	6.2%	6.4%

Operating expense	$29,450,072	$23,174,985	$6,275,087	27.1
Operating income	5,519,511	3,757,678	1,761,833	46.9
Interest expense	1,694,158	322,097	1,372,061	426.0
Change in fair value of mandatorily redeemable non-controlling interest	(54,916)	—	(54,916)	N/A
Income tax expense	1,304,800	1,245,000	59,800	4.8
Equity method investment earnings, net of tax	—	770,365	(770,365)	(100.0)
Net income available to common shareholders	2,629,001	3,001,055	(372,054)	(12.4)

BUSINESS SEGMENTS:
Wholesale
Sales	$555,727,634	$410,646,073	$145,081,561	35.3
Gross profit	31,275,260	22,378,803	8,896,457	39.8
Gross profit percentage	5.6%	5.4%
Retail
Sales	$10,261,873	$11,925,205	$(1,663,332)	(13.9)
Gross profit	3,694,323	4,553,860	(859,537)	(18.9)
Gross profit percentage	36.0%	38.2%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $8.9 million in Q1 2023 and $7.0 million in Q1 2022.

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

SALES – Q1 2023 vs. Q1 2022

Sales in our Wholesale Segment increased $145.1 million during Q1 2023 as compared to Q1 2022. Significant items impacting sales during Q1 2023 included a $159.9 million increase in sales related to the acquisition of Team Sledd, LLC (“Team Sledd”) during Q3 2022, a $20.6 million increase in sales related to price increases implemented by cigarette manufacturers, and a $6.4 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”), partially offset by a $41.8 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment decreased $1.7 million during Q1 2023 as compared to Q1 2022. This decrease was due to approximately $0.8 million related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian, $0.4 million related to lower sales volumes in our existing stores and  approximately $0.5 million related to the closure of a store in our Florida market during the prior year.

GROSS PROFIT – Q1 2023 vs. Q1 2022

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

Gross profit in our Wholesale Segment increased $8.9 million during Q1 2023 as compared to Q1 2022. Significant items impacting gross profit during Q1 2023 included a $9.0 million increase in gross profit related to the acquisition of Team Sledd during Q3 2022, a $0.9 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, partially offset by a $0.2 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods and a $0.8 million decrease in gross profit related to net impact of cigarette manufacturer promotions and the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment decreased $0.9 million during Q1 2023 as compared to Q1 2022. This change was primarily related to a $0.4 million decrease in realized margins in our existing stores, a $0.3 decrease related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian, and a $0.2 million decrease related to the closure of a store in our Florida market during the prior year.

OPERATING EXPENSE – Q1 2023 vs. Q1 2022

Operating expense includes selling, general and administrative expenses and depreciation. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q1 2023 operating expenses increased $6.3 million as compared to Q1 2022. Significant items impacting operating expenses during Q1 2023 included a $6.9 million increase in operating expenses related to the acquisition of Team Sledd during Q3 2022 and a $0.5 million increase in fuel costs primarily related to higher diesel fuel prices, partially offset by a $0.7 million decrease in other Wholesale Segment operating expenses primarily driven by a decrease in employee compensation and benefit costs, a $0.3 million decrease in our customer bad debt expense and a $0.1 million decrease in operating expenses in our Retail Segment. The decrease in our Retail Segment was related to a $0.2 million decrease related to the closure of a store in the prior year and a $0.1 million decrease related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian, partially offset by a $0.2 million increase in operating expenses at our existing stores.

INCOME TAX EXPENSE – Q1 2023 vs. Q1 2022

The change in the Q1 2023 income tax rate as compared to Q1 2022 was primarily related non-deductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

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

The Company primarily finances its operations through two credit facility agreements (the “AMCON Facility” and the “Team Sledd Facility”, and together “the Facilities”) and long-term debt agreements with banks. At December 2022, the Facilities have a total combined borrowing capacity of $250.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Team Sledd Facility matures in March 2027 and the AMCON Facility matures in June 2027, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and in the case of the AMCON Facility, certain of the Company’s real estate. The Facilities each feature an unused commitment fee and financial covenants including fixed charge coverage ratios. Borrowings under the Facilities bear interest at either the bank’s prime rate, the Secured Overnight Financing Rate (“SOFR”) or the London Interbank Offered Rate (“LIBOR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at December 2022 was $230.8 million, of which $141.5 million was outstanding, leaving $89.3 million available.

The average interest rate of the Facilities was 6.45% at December 2022. For the three months ended December 2022, the peak borrowings under the Facilities was $150.4 million, and the average borrowings and average availability under the Facilities was $114.3 million and $84.3 million, respectively.

As discussed in the Business Update section above, the Company intends to fund the purchase price of the Henry’s transaction with borrowings from its existing banking group.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. There were no such cross defaults at December 2022. The Company was in compliance with all of its financial covenants under the Facilities at December 2022.

Dividend Payments

The Company paid a $0.18 per share cash dividend on its common stock totaling $0.1 million in each of the three month periods ended December 2022 and December 2021. During Q1 2023, the Company declared a $5.00 per share special dividend totaling approximately $3.1 million that was paid in Q2 2023. During Q1 2022, the Company declared and paid a $5.00 per share special dividend totaling approximately $3.0 million.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

Other than changes implemented to enhance internal controls over the accounting for certain complex financial instruments as described in Item 9A of our most recently filed Form 10-K for the fiscal year ended September 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2022.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued unregistered securities to certain members of the Company’s management team during the quarterly period ended December 31, 2022, in relation to the vesting and granting of equity awards as described in Note 9 of Part I, Item 1 of this quarterly report on Form 10-Q. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1	Asset Purchase Agreement dated December 7, 2022

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 18, 2023	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 18, 2023	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)