Form 10-Q
period 2023-03-31
AMCON DISTRIBUTING CO
filed 2023-04-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The Registrant had 611,052 shares of its $.01 par value common stock outstanding as of April 17, 2023.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2023 and September 30, 2022

	March	September
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$781,761	$431,576
Accounts receivable, less allowance for doubtful accounts of $2.1 million at March 2023 and $2.5 million September 2022	65,886,561	62,367,888
Inventories, net	130,878,576	134,654,637
Income taxes receivable	879,122	819,595
Prepaid expenses and other current assets	13,296,012	12,702,084
Total current assets	211,722,032	210,975,780

Property and equipment, net	75,366,996	48,085,520
Operating lease right-of-use assets, net	18,913,326	19,941,009
Goodwill	5,871,659	5,277,950
Other intangible assets, net	5,553,786	2,093,113
Other assets	3,026,951	2,751,155
Total assets	$320,454,750	$289,124,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,460,856	$39,962,363
Accrued expenses	15,204,328	14,446,210
Accrued wages, salaries and bonuses	5,070,513	7,811,207
Current operating lease liabilities	6,496,935	6,454,473
Current maturities of long-term debt	2,758,738	1,595,309
Current mandatorily redeemable non-controlling interest	1,812,558	1,712,095
Total current liabilities	81,803,928	71,981,657

Credit facilities	103,064,246	91,262,438
Deferred income tax liability, net	3,318,290	2,328,588
Long-term operating lease liabilities	12,743,653	13,787,721
Long-term debt, less current maturities	12,715,890	7,384,260
Mandatorily redeemable non-controlling interest, less current portion	9,512,111	9,446,460
Other long-term liabilities	220,864	103,968

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 611,052 shares outstanding at March 2023 and 584,789 shares outstanding at September 2022	9,431	9,168
Additional paid-in capital	29,766,566	26,903,201
Retained earnings	98,167,058	96,784,353
Treasury stock at cost	(30,867,287)	(30,867,287)
Total shareholders’ equity	97,075,768	92,829,435
Total liabilities and shareholders’ equity	$320,454,750	$289,124,527

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2023 and 2022

	For the three months ended March		For the six months ended March
	2023	2022	2023	2022
Sales (including excise taxes of $130.9 and $89.1 million, and $261.3 million and $186.2 million, respectively)	$584,993,848	$391,888,192	$1,150,983,356	$814,459,469
Cost of sales	543,861,287	365,211,270	1,074,881,211	760,849,885
Gross profit	41,132,561	26,676,922	76,102,145	53,609,584
Selling, general and administrative expenses	33,996,988	21,915,351	62,376,176	44,306,090
Depreciation and amortization	1,807,753	818,222	2,878,639	1,602,467
	35,804,741	22,733,573	65,254,815	45,908,557
Operating income	5,327,820	3,943,349	10,847,330	7,701,027

Other expense (income):
Interest expense	2,169,541	244,920	3,863,698	567,018
Change in fair value of mandatorily redeemable non-controlling interest	221,030	—	166,114	—
Other (income), net	(173,725)	(60,958)	(227,257)	(101,068)
	2,216,846	183,962	3,802,555	465,950
Income from operations before income taxes	3,110,974	3,759,387	7,044,775	7,235,077
Income tax expense	1,045,400	1,345,000	2,350,200	2,590,000
Equity method investment earnings, net of tax	—	591,795	—	1,362,161
Net income available to common shareholders	$2,065,574	$3,006,182	$4,694,575	$6,007,238

Basic earnings per share available to common shareholders	$3.53	$5.29	$8.04	$10.62
Diluted earnings per share available to common shareholders	$3.49	$5.19	$7.94	$10.33

Basic weighted average shares outstanding	585,885	567,889	583,725	565,694
Diluted weighted average shares outstanding	592,448	578,751	591,249	581,328

Dividends paid per common share	$5.18	$0.18	$5.36	$5.36

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and six months ended March 31, 2023 and 2022

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED MARCH 2022
Balance, January 1, 2022	915,009	$9,148	(332,220)	$(30,867,287)	$26,999,735	$83,438,578	$79,580,174
Dividends on common stock, $0.18 per share	—	—	—	—	—	(108,235)	(108,235)
Compensation expense and settlement of equity-based awards	2,000	20	—	—	(444,689)	—	(444,669)
Net income available to common shareholders	—	—	—	—	—	3,006,182	3,006,182
Balance, March 31, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,555,046	$86,336,525	$82,033,452

THREE MONTHS ENDED MARCH 2023
Balance, January 1, 2023	943,272	$9,431	(332,220)	$(30,867,287)	$29,357,154	$96,212,704	$94,712,002
Dividends on common stock, $0.18 per share	—	—	—	—	—	(111,220)	(111,220)
Compensation expense related to equity-based awards	—	—	—	—	409,412	—	409,412
Net income available to common shareholders	—	—	—	—	—	2,065,574	2,065,574
Balance, March 31, 2023	943,272	$9,431	(332,220)	$(30,867,287)	$29,766,566	$98,167,058	$97,075,768

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
SIX MONTHS ENDED MARCH 2022
Balance, October 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,918,781	$83,552,298	$77,612,626
Dividends on common stock, $5.36 per share	—	—	—	—	—	(3,223,011)	(3,223,011)
Compensation expense and settlement of equity-based awards	33,420	334	—	—	1,636,265	—	1,636,599
Net income available to common shareholders	—	—	—	—	—	6,007,238	6,007,238
Balance, March 31, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,555,046	$86,336,525	$82,033,452

SIX MONTHS ENDED MARCH 2023
Balance, October 1, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,903,201	$96,784,353	$92,829,435
Dividends on common stock, $5.36 per share	—	—	—	—	—	(3,311,870)	(3,311,870)
Compensation expense and settlement of equity-based awards	26,263	263	—	—	2,863,365	—	2,863,628
Net income available to common shareholders	—	—	—	—	—	4,694,575	4,694,575
Balance, March 31, 2023	943,272	$9,431	(332,220)	$(30,867,287)	$29,766,566	$98,167,058	$97,075,768

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2023 and 2022

	March	March
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$4,694,575	$6,007,238
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	2,732,312	1,602,467
Amortization	146,327	—
Equity method investment earnings, net of tax	—	(1,362,161)
(Gain) loss on sales of property and equipment	(133,159)	(76,220)
Equity-based compensation	1,061,383	1,208,655
Deferred income taxes	989,702	1,099,199
Provision for losses on doubtful accounts	(378,302)	(3,000)
Inventory allowance	(6,947)	155,534
Change in fair value of mandatorily redeemable non-controlling interest	166,114	—
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	5,097,281	2,290,562
Inventories	19,843,973	4,807,756
Prepaid and other current assets	(411,185)	(651,979)
Equity method investment distributions	—	744,118
Other assets	(275,796)	(79,301)
Accounts payable	10,457,273	1,465,370
Accrued expenses and accrued wages, salaries and bonuses	(1,094,009)	(700,748)
Other long-term liabilities	116,896	(721,318)
Income taxes payable and receivable	(59,527)	(1,990,394)
Net cash flows from (used in) operating activities	42,946,911	13,795,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,760,586)	(974,424)
Proceeds from sales of property and equipment	137,500	79,000
Principal payment received on note receivable	—	175,000
Acquisition of Henry's (See Note 2)	(54,958,637)	—
Net cash flows from (used in) investing activities	(57,581,723)	(720,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,184,888,842	819,125,190
Repayments under revolving credit facilities	(1,173,087,034)	(827,584,508)
Proceeds from borrowings on long-term debt	7,000,000	—
Principal payments on long-term debt	(504,941)	(277,902)
Proceeds from exercise of stock options	—	173,590
Dividends on common stock	(3,311,870)	(3,223,011)
Settlement and withholdings of equity-based awards	—	(1,280,749)
Net cash flows from (used in) financing activities	14,984,997	(13,067,390)
Net change in cash	350,185	7,964
Cash, beginning of period	431,576	519,591
Cash, end of period	$781,761	$527,555

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,527,737	$582,394
Cash paid during the period for income taxes, net of refunds	1,419,354	3,481,196

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$132,876	$29,047
Issuance of common stock in connection with the vesting and exercise of equity-based awards	2,044,805	2,280,783

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

●	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers in 31 states and primarily operate in the Central, Rocky Mountain, Mid-South and Mid-Atlantic regions of the United States.

●	Our retail health food segment (“Retail Segment”) operates 18 health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States, serving approximately 6,800 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2022, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment offers retailers the ability to take advantage of manufacturer- and Company-sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, inventory optimization and merchandising expertise, information systems, and accessing trade credit.

Our Wholesale Segment operates eight distribution centers located in Illinois, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.1 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

As further described in Note 2, on February 3, 2023, the Company closed on its acquisition of Henry’s Foods, Inc. (“Henry’s”), purchasing substantially all of Henry’s operating assets for approximately $55.0 million.

RETAIL SEGMENT

Our Retail Segment, through our Healthy Edge Retail Group subsidiary, is a specialty retailer of natural/organic groceries and dietary supplements that focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores must meet strict quality and ingredient guidelines, and include offerings such as gluten-free and antibiotic-free groceries and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small-store format, which emphasizes a high energy and shopper-friendly environment.

We operate within the natural products retail industry, which is a subset of the U.S. grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers.

Our Retail Segment operates 18 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 35,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th, except for one non-wholly owned subsidiary whose fiscal year ends on the last Friday of September. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three month fiscal periods ended March 31, 2023 and March 31, 2022 have been referred to throughout this Quarterly Report as Q2 2023 and Q2 2022, respectively. The fiscal balance sheet dates as of March 31, 2023 and September 30, 2022 have been referred to as March 2023 and September 2022, respectively.

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

2. ACQUISITION

On February 3, 2023, the Company, through its wholly owned subsidiary LOL Foods, Inc., paid approximately $55.0 million in cash to acquire substantially all of the operating assets of Henry’s, a wholesale distributor to convenience stores and other retail formats operating in Minnesota, North Dakota, South Dakota, Iowa, and Wisconsin. In connection with the transaction, the Company also assumed certain operating liabilities totaling approximately $1.2 million, including approximately $0.2 million of operating leases. The transaction was funded with borrowings from the Company’s existing bank group. Costs to effectuate the acquisition were not significant and were expensed as incurred. Strategically, the acquisition expands the Company’s footprint in the North Central portion of the United States and enhances the product and service offerings available to its customer base.

The Company paid cash consideration for the net acquired assets and their related acquisition date fair values measured in accordance with FASB Accounting Standards Codification (“ASC”) 805 – Business Combinations. In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology with the assistance of an independent valuation advisor. Inputs and projections used to measure the acquisition-date fair value included but were not limited to sales growth, gross profit estimates, royalty and customer retention rates, economic and industry conditions, working capital requirements and various other operational considerations.

The following purchase price allocation reflects the Company’s provisional (preliminary) estimates and analyses and is subject to change during the measurement period, which is generally one year from the acquisition date. All amounts are provisional and incomplete at the reporting date and may change materially in subsequent reporting periods during the measurement period while additional information is obtained, particularly as it relates to certain accounts receivable, property and equipment, inventory, other intangible assets and certain liability balances while final appraisal and valuation work is completed. Accordingly, any changes to the Company’s provisional recording of the transaction may materially impact its financial statements, including but not limited to its consolidated balance sheets, statements of operations, shareholders’ equity and cash flows, and related disclosures. All assets acquired and operating liabilities assumed have been recorded as a component of our Wholesale Segment.

Provisional (preliminary) amounts of identifiable assets and liabilities assumed:

Accounts receivable	$8,237,652
Inventories	16,060,965
Prepaid and other assets	400,964
Property and equipment	27,216,323
Other intangible assets	3,607,000
Liabilities assumed	(1,157,976)
Total identifiable net assets	$54,364,928

Total identifiable net assets	$54,364,928
Goodwill	593,709
Consideration transferred	$54,958,637

Accounts receivable were recorded at their fair value representing the amount we expect to collect, which also approximated the gross contractual values of such receivables at the acquisition date. Goodwill totaling approximately $0.6 million arose from the acquisition and primarily represents synergies and economies of scale generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company’s Wholesale Segment and is expected to be deductible for tax purposes.

The provisional (preliminary) value of other intangible assets acquired consisted of the following:

	Acquisition-Date	Useful Life
Other Intangible Asset	Fair Value	(Years)
Customer list	$2,010,000	15
Non-competition agreement	95,000	5
Trade name	1,502,000	7
	$3,607,000

The following table sets forth the unaudited supplemental financial data for Henry’s from the acquisition date through March 2023, which is included in the Company’s consolidated results for the three and six months ended March 2023.

Revenue	$43,960,836
Net loss available to common shareholders	$(91,434)

The following table presents unaudited supplemental pro forma information assuming the Company acquired Henry’s on October 1, 2021, in addition to holding a 56% interest in Team Sledd, LLC (“Team Sledd”) on October 1, 2021. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisitions occurred at that time.

	For the three months ended March 2023	For the three months ended March 2022	For the six months ended March 2023	For the six months ended March 2022
Revenue	$609,706,404	$608,741,151	$1,254,775,051	$1,288,390,888
Net income available to common shareholders	$1,831,146	$3,308,409	$5,387,783	$6,931,943

3. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.3 million at March 2023 and $1.1 million at September 2022. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow-moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 2023 and September 2022 was as follows:

	March	September
	2023	2022
Beginning Balance	$5,277,950	$5,277,950
Acquisition of Henry's	593,709	—
Wholesale Segment	$5,871,659	$5,277,950

Other intangible assets at March 2023 and September 2022 consisted of the following:

	March	September
	2023	2022
Customer lists (Wholesale Segment) (less accumulated amortization of $0.1 million at March 2023 and less than $0.1 million at September 2022)	$3,341,546	$1,401,945
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.1 million at March 2023 and less than $0.1 million at September 2022)	246,002	191,168
Trademarks and tradenames (Wholesale Segment) (less accumulated amortization of less than $0.1 million at March 2023)	1,466,238	—
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$5,553,786	$2,093,113

Goodwill and the trademarks and tradenames for our Retail Segment are considered to have indefinite useful lives and therefore no amortization has been recorded on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its wholesale reporting unit which totaled approximately $5.9 million and $5.3 million at March 2023 and September 2022, respectively. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2022.

At March 2023, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over fifteen years, a non-competition agreement which is being amortized over three years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million for both the three and six month periods ended March 2023.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at March 2023:

March
2023
Fiscal 2023 (1)	$268,851
Fiscal 2024	537,701
Fiscal 2025	506,869
Fiscal 2026	463,703
Fiscal 2027	463,703
Fiscal 2028 and thereafter	2,812,959
$5,053,786
(1)	Represents amortization for the remaining six months of Fiscal 2023.

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $3.2 million and $3.3 million for the three and six month periods ended March 2023, respectively, and $0.1 million and $3.2 million for the three and six month periods ended March 2022, respectively.

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

	For the three months ended March
	2023		2022
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	585,885	585,885	567,889	567,889
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	6,563	—	10,862
Weighted average number of shares outstanding	585,885	592,448	567,889	578,751
Net income available to common shareholders	$2,065,574	$2,065,574	$3,006,182	$3,006,182

Net earnings per share available to common shareholders	$3.53	$3.49	$5.29	$5.19

(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

	For the six months ended March
	2023		2022
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	583,725	583,725	565,694	565,694
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	7,524	—	15,634
Weighted average number of shares outstanding	583,725	591,249	565,694	581,328
Net income available to common shareholders	$4,694,575	$4,694,575	$6,007,238	$6,007,238

Net earnings per share available to common shareholders	$8.04	$7.94	$10.62	$10.33

(1)Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

7. DEBT

The Company primarily finances its operations through three credit facility agreements (the “AMCON Facility”, the “Team Sledd Facility”, and the “Henry’s Facility”, and together the “Facilities”) and long-term debt agreements with banks. At March 2023, the Facilities had a total combined borrowing capacity of $290.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the Team Sledd Facility matures in March 2027 and the AMCON Facility matures in June 2027, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate, the Secured Overnight Financing Rate (“SOFR”) or the London Interbank Offered Rate (“LIBOR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at March 2023 was $197.6 million, of which $103.1 million was outstanding, leaving $94.5 million available.

The average interest rate of the Facilities was 6.49% at March 2023. For the six months ended March 2023, the peak borrowings under the Facilities was $153.2 million, and the average borrowings and average availability under the Facilities was $120.7 million and $82.2 million, respectively.

LONG-TERM DEBT

In addition to the Facilities, the Company also had the following long-term obligations at March 2023 and September 2022.

	March 2023	September 2022
Unsecured note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	891,725	968,589
Note payable, interest payable at a fixed rate of 4.10% with monthly installments of principal and interest of $53,361 through June 2033 with remaining principal due July 2033, collateralized by Team Sledd's principal office and warehouse	5,384,871	5,572,766
Note payable, interest payable at a fixed rate of 3.25% with monthly installments of principal and interest of $17,016 through August 2034 with remaining principal due September 2034, collateralized by Team Sledd's principal office and warehouse	1,962,408	2,052,327
Note payable with monthly installments of principal and interest of $7,934 through February 2025 with remaining principal due March 2025, and an effective variable rate of 2.90% at September 2022, collateralized by certain of Team Sledd's equipment	335,843	385,887
Note payable, interest payable at a fixed rate of 6.04% with monthly installments of principal and interest of $135,469 through February 2028, collateralized by certain of Henry's equipment	6,899,781	—
	15,474,628	8,979,569
Less current maturities	(2,758,738)	(1,595,309)
	$12,715,890	$7,384,260

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2023 (1)	$1,802,590
2024	1,957,369
2025	2,166,686
2026	2,073,198
2027	2,187,857
2028 and thereafter	5,286,928
$15,474,628

(1)Represents payments for the remaining six months of Fiscal 2023.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. There were no such cross defaults at March 2023. The Company was in compliance with all of its financial covenants under the Facilities at March 2023.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. INCOME TAXES

The change in the Company’s effective income tax rate for the three and six month periods ended March 2023 as compared to the respective prior year periods, was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

9. MANDATORILY REDEEMABLE NON-CONTROLLING INTEREST

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s consolidated balance sheet represents the non-controlling interest in the Company’s strategic investment in Team Sledd. The Company owned approximately 56% of Team Sledd as of both March 2023 and September 2022. The Company has elected to present the MRNCI liability at fair value under ASC 825 – Financial Instruments (“ASC 825”) as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at March 2023 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the Condensed Consolidated Statements of Operations. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate. At March 2023, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.7 million. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions. The following table presents changes in the fair value of the MRNCI since September 2022:

Fair value of MRNCI as of September 2022	$11,158,555
Change in fair value	166,114
Fair value of MRNCI as of March 2023	$11,324,669
Less current portion at fair value	(1,812,558)
$9,512,111

During April 2023, subsequent to Q2 2023, certain membership interests in Team Sledd were redeemed, which resulted in AMCON’s ownership of Team Sledd’s outstanding equity increasing to approximately 64%.

10. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products which includes Team Sledd and Henry’s, and the retail sale of health and natural food products. The aggregation of the Company’s business operations into these business segments was based on a range of considerations, including but not limited to the characteristics of each business, similarities in the nature and type of products sold, customer classes, methods used to sell the products and economic profiles. Included in the “Other” column are intercompany eliminations, equity method investment earnings, net of tax and assets held and charges incurred and income earned by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income (loss) from operations before taxes. Certain amounts in prior periods have been reclassified to conform with the current presentation.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2023
External revenue:
Cigarettes	$364,231,958	$—	$—	$364,231,958
Tobacco	110,422,414	—	—	110,422,414
Confectionery	36,637,059	—	—	36,637,059
Health food	—	11,348,011	—	11,348,011
Foodservice & other	62,354,406	—	—	62,354,406
Total external revenue	573,645,837	11,348,011	—	584,993,848
Depreciation	1,443,546	260,413	—	1,703,959
Amortization	103,794	—	—	103,794
Operating income (loss)	8,921,673	171,448	(3,765,301)	5,327,820
Interest expense	—	—	2,169,541	2,169,541
Income (loss) from operations before taxes	8,847,836	197,980	(5,934,842)	3,110,974
Total assets	302,197,109	17,105,773	1,151,868	320,454,750
Capital expenditures	1,167,966	241,909	—	1,409,875

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2022
External revenue:
Cigarettes	$256,539,579	$—	$—	$256,539,579
Tobacco	66,739,280	—	—	66,739,280
Confectionery	22,671,755	—	—	22,671,755
Health food	—	12,419,296	—	12,419,296
Foodservice & other	33,518,282	—	—	33,518,282
Total external revenue	379,468,896	12,419,296	—	391,888,192
Depreciation	499,567	318,655	—	818,222
Operating income (loss)	6,303,312	746,068	(3,106,031)	3,943,349
Interest expense	—	—	244,920	244,920
Income (loss) from operations before taxes	6,334,427	748,572	(3,323,612)	3,759,387
Equity method investment earnings, net of tax	—	—	591,795	591,795
Total assets	149,384,369	17,563,452	14,222,250	181,170,071
Capital expenditures	466,703	187,093	—	653,796

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2023
External revenue:
Cigarettes	$731,921,636	$—	$—	$731,921,636
Tobacco	214,461,534	—	—	214,461,534
Confectionery	69,196,055	—	—	69,196,055
Health food	—	21,609,884	—	21,609,884
Foodservice & other	113,794,247	—	—	113,794,247
Total external revenue	1,129,373,472	21,609,884	—	1,150,983,356
Depreciation	2,193,676	538,636	—	2,732,312
Amortization	146,327	—	—	146,327
Operating income (loss)	17,162,168	(95,168)	(6,219,670)	10,847,330
Interest expense	—	—	3,863,698	3,863,698
Income (loss) from operations before taxes	17,172,664	(44,521)	(10,083,368)	7,044,775
Total assets	302,197,109	17,105,773	1,151,868	320,454,750
Capital expenditures	2,416,033	385,774	—	2,801,807

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2022
External revenue:
Cigarettes	$535,905,970	$—	$—	$535,905,970
Tobacco	135,807,514	—	—	135,807,514
Confectionery	47,150,791	—	—	47,150,791
Health food	—	24,344,501	—	24,344,501
Foodservice & other	71,250,693	—	—	71,250,693
Total external revenue	790,114,968	24,344,501	—	814,459,469
Depreciation	986,332	616,135	—	1,602,467
Operating income (loss)	13,741,978	1,207,653	(7,248,604)	7,701,027
Interest expense	—	—	567,018	567,018
Income (loss) from operations before taxes	13,781,656	1,213,313	(7,759,892)	7,235,077
Equity method investment earnings, net of tax	—	—	1,362,161	1,362,161
Total assets	149,384,369	17,563,452	14,222,250	181,170,071
Capital expenditures	643,684	231,538	—	875,222

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

We continue to closely monitor proposals from governmental and regulatory bodies, including the United States Food and Drug Administration (“FDA”), which are evaluating the prohibition and/or limitations on the sale of certain cigarette, tobacco and vaping products, including menthol. If such regulations were to be implemented, they would have a negative impact on the Company’s financial results.

As previously disclosed, the Company closed on its acquisition of Henry’s Foods, Inc. (“Henry’s”), purchasing substantially all of Henry’s operating assets for approximately $55.0 million in cash. The acquisition expands the Company’s footprint, increases its product offerings in the foodservice space and brings the Company’s customer-centric service approach to a broader customer base.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with higher interest rates and the related impact on profitability and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest, and commodity prices, which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed forthcoming regulations around the manufacture and distribution of certain menthol and flavored tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model which experienced both higher sales volumes and labor costs during the COVID-19 pandemic, and the risk of sales returning to pre-pandemic levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets or new businesses or investments in equity investees by either of our business segments including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, vendor and customer retention risks, employee and technology integration risks, and risks related to the assumption of certain liabilities or obligations,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact that ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber-attacks, malware, or other methods by which such information systems could be compromised,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and their potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters, domestic/political unrest and incidents of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these estimates and related policies during the six months ended March 2023.

SECOND FISCAL QUARTER 2023 (Q2 2023)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2023 and March 2022:

Wholesale Segment

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 6,800 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 17,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2022, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

Our Wholesale Segment offers retailers the ability to take advantage of manufacturer- and Company-sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distributing capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, inventory optimization and merchandising expertise, information systems, and accessing trade credit.

Our Wholesale Segment operates eight distribution centers located in Illinois, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.1 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Our Retail Segment operates eighteen retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 35,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH:

	2023	2022	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$584,993,848	$391,888,192	$193,105,656	49.3
Cost of sales	543,861,287	365,211,270	178,650,017	48.9
Gross profit	41,132,561	26,676,922	14,455,639	54.2
Gross profit percentage	7.0%	6.8%

Operating expense	$35,804,741	$22,733,573	$13,071,168	57.5
Operating income	5,327,820	3,943,349	1,384,471	35.1
Interest expense	2,169,541	244,920	1,924,621	785.8
Change in fair value of mandatorily redeemable non-controlling interest	221,030	—	221,030	N/A
Income tax expense	1,045,400	1,345,000	(299,600)	(22.3)
Equity method investment earnings, net of tax	—	591,795	(591,795)	(100.0)
Net income available to common shareholders	2,065,574	3,006,182	(940,608)	(31.3)

BUSINESS SEGMENTS:
Wholesale
Sales	$573,645,837	$379,468,896	$194,176,941	51.2
Gross profit	37,096,448	21,939,991	15,156,457	69.1
Gross profit percentage	6.5%	5.8%
Retail
Sales	$11,348,011	$12,419,296	$(1,071,285)	(8.6)
Gross profit	4,036,113	4,736,931	(700,818)	(14.8)
Gross profit percentage	35.6%	38.1%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $10.3 million in Q2 2023 and $8.2 million in Q2 2022.

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

SALES – Q2 2023 vs. Q2 2022

Sales in our Wholesale Segment increased $194.2 million during Q2 2023 as compared to Q2 2022. Significant items impacting sales during Q2 2023 included a $152.2 million increase in sales related to the acquisition of a controlling interest in Team Sledd, LLC (“Team Sledd”) during Q3 2022, a $44.0 million increase in sales related to the acquisition of Henry’s Foods, Inc. (“Henry’s”) during Q2 2023, a $21.0 million increase in sales related to price increases implemented by cigarette manufacturers, and a $11.7 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”), partially offset by a $34.7 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment decreased $1.1 million during Q2 2023 as compared to Q2 2022. This decrease was due to approximately $0.9 million related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian and approximately $0.6 million related to the closure of two stores between the comparative periods, partially offset by a $0.4 million increase related to higher sales volumes in our existing stores.

GROSS PROFIT – Q2 2023 vs. Q2 2022

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

Gross profit in our Wholesale Segment increased $15.2 million during Q2 2023 as compared to Q2 2022. Significant items impacting gross profit during Q2 2023 included an $8.9 million increase in gross profit related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $4.8 million increase in gross profit related to the acquisition of Henry’s in Q2 2023, a $1.1 million increase in gross profit related to higher sales volumes and promotions in our Other Products category and a $0.7 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods, partially offset by a $0.3 million decrease in gross profit related to net impact of cigarette manufacturer promotions and the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment decreased $0.7 million during Q2 2023 as compared to Q2 2022. This change was primarily related to a $0.3 million decrease related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian, a $0.3 million decrease related to the closure of two stores between the comparative periods and a $0.1 million decrease in realized margins in our existing stores.

OPERATING EXPENSE – Q2 2023 vs. Q2 2022

Operating expense includes selling, general and administrative expenses and depreciation. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q2 2023 operating expenses increased $13.1 million as compared to Q2 2022. Significant items impacting operating expenses during Q2 2023 included a $6.9 million increase in operating expenses related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $4.5 million increase in operating expenses related to the acquisition of Henry’s during Q2 2023, a $0.7 million increase related to employee compensation and benefit costs, a $0.7 million increase in other Wholesale Segment operating expenses, and a $0.4 million increase in insurance costs, partially offset by a $0.1 million decrease in operating expenses in our Retail Segment. The decrease in our Retail Segment was related to a $0.2 million decrease related to the closure of two stores between the comparative periods, and a $0.2 million decrease related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian, partially offset by a $0.3 million increase in operating expenses at our existing stores.

INTEREST EXPENSE – Q2 2023 vs. Q2 2022

Interest expense increased $1.9 million in Q2 2023 as compared to Q2 2022, primarily related to higher interest rates as well as higher outstanding debt balances in the current period related to the acquisition of a controlling interest in Team Sledd in Q3 2022 and the acquisition of Henry’s in Q2 2023.

INCOME TAX EXPENSE – Q2 2023 vs. Q2 2022

The change in the Q2 2023 income tax rate as compared to Q2 2022 was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense between the comparative periods.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH:

	2023	2022	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$1,150,983,356	$814,459,469	$336,523,887	41.3
Cost of sales	1,074,881,211	760,849,885	314,031,326	41.3
Gross profit	76,102,145	53,609,584	22,492,561	42.0
Gross profit percentage	6.6%	6.6%

Operating expense	$65,254,815	$45,908,557	$19,346,258	42.1
Operating income	10,847,330	7,701,027	3,146,303	40.9
Interest expense	3,863,698	567,018	3,296,680	581.4
Change in fair value of mandatorily redeemable non-controlling interest	166,114	—	166,114	N/A
Income tax expense	2,350,200	2,590,000	(239,800)	(9.3)
Equity method investment earnings, net of tax	—	1,362,161	(1,362,161)	(100.0)
Net income available to common shareholders	4,694,575	6,007,238	(1,312,663)	(21.9)

BUSINESS SEGMENTS:
Wholesale
Sales	$1,129,373,472	$790,114,968	$339,258,504	42.9
Gross profit	68,371,710	44,318,794	24,052,916	54.3
Gross profit percentage	6.1%	5.6%
Retail
Sales	$21,609,884	$24,344,501	$(2,734,617)	(11.2)
Gross profit	7,730,435	9,290,790	(1,560,355)	(16.8)
Gross profit percentage	35.8%	38.2%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $19.3 million for the six months ended March 2023 and $15.2 million for the six months ended March 2022.

SALES – Six months ended March 2023

Sales in our Wholesale Segment increased $339.3 million for the six months ended March 2023 as compared to the same prior year period. Significant items impacting sales during the period included a $312.1 million increase in sales related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $44.0 million increase in sales related to the acquisition of Henry’s during Q2 2023, a $41.6 million increase in sales related to price increases implemented by cigarette manufacturers and an $18.1 million increase in sales related to higher sales volumes in our Other Products category, partially offset by a $76.5 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment decreased $2.7 million for the six months ended March 2023 as compared to the same prior year period. Significant items impacting sales in our Retail segment included a decrease of $1.7 million related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian and a decrease of $1.1 million related to the closure of two stores between the comparative periods, partially offset by a $0.1 million increase related to higher sales volumes in our existing stores.

GROSS PROFIT – Six months ended March 2023

Gross profit in our Wholesale Segment increased $24.1 million for the six months ended March 2023 as compared to the same prior year period. Significant items impacting gross profit during the period included a $17.9 million increase in gross profit related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $4.8 million increase in gross profit related to the acquisition of Henry’s in Q2 2023, a $2.0 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, and a $0.5 million increase in gross profit related to the timing and related benefits of cigarette manufacturer price increases between the comparative periods, partially offset by a $1.1 million decrease in the net impact of cigarette manufacturer promotions and the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment decreased $1.6 million for the six months ended March 2023 as compared to the same prior year period. This change was primarily related to a $0.6 decrease related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian, a $0.4 million decrease related to the closure of two stores between the comparative periods and a $0.6 million decrease in realized margins in our existing stores.

OPERATING EXPENSE – Six months ended March 2023

Operating expenses increased $19.3 million during the six months ended March 2023 as compared to the same prior year period. Significant items impacting operating expenses during the period included a $13.9 million increase in operating expenses related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $4.5 million increase in operating expenses related to the acquisition of Henry’s during Q2 2023, a $0.6 million increase in insurance costs, a $0.5 million increase in other Wholesale Segment operating expenses including employee compensation and benefit costs, and a $0.4 million increase in fuel costs primarily related to higher diesel fuel prices, partially offset by a $0.3 million decrease in our customer bad debt expense and a $0.3 million decrease in our Retail Segment operating expenses. The decrease in our Retail segment was related to a $0.4 million decrease related to the closure of two stores between the comparative periods, and a $0.3 million decrease related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian, partially offset by a $0.4 million increase in operating expenses at our existing stores.

INTEREST EXPENSE – Six months ended March 2023

Interest expense increased $3.3 million for the six months ended March 2023 as compared to the same prior year period, primarily related to higher interest rates as well as higher outstanding debt balances in the current period related to the acquisition of a controlling interest in Team Sledd in Q3 2022 and the acquisition of Henry’s in Q2 2023.

INCOME TAX EXPENSE – Six months ended March 2023

The change in the Company’s effective income tax rate during the six month period ended March 2023 as compared to the respective prior year period was primarily related to higher non-deductible compensation during the current year period.

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

The Company primarily finances its operations through three credit facility agreements (the “AMCON Facility”, the “Team Sledd Facility”, and the “Henry’s Facility”, and together the “Facilities”) and long-term debt agreements with banks. At March 2023, the Facilities had a total combined borrowing capacity of $290.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the Team Sledd Facility matures in March 2027 and the AMCON Facility matures in June 2027, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate, the Secured Overnight Financing Rate (“SOFR”) or the London Interbank Offered Rate (“LIBOR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at March 2023 was $197.6 million, of which $103.1 million was outstanding, leaving $94.5 million available.

The average interest rate of the Facilities was 6.49% at March 2023. For the six months ended March 2023, the peak borrowings under the Facilities was $153.2 million, and the average borrowings and average availability under the Facilities was $120.7 million and $82.2 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. There were no such cross defaults at March 2023. The Company was in compliance with all of its financial covenants under the Facilities at March 2023.

Dividend Payments

The Company paid cash dividends on its common stock totaling $3.2 million and $3.3 million for the three and six month periods ended March 2023, respectively, and $0.1 million and $3.2 million for the three and six month periods ended March 2022, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control Over Financial Reporting

Other than changes implemented related to the consolidation of Henry’s and enhancements to the Company’s internal controls over complex financial instruments as described in Item 9A of our most recently filed Form 10-K for the fiscal year ended September 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2022.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1	Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated February 2, 2023 between AMCON Distributing Company and Bank of America

10.2	Loan and Security Agreement, dated February 3, 2023 between LOL Foods, Inc, HF Real Estate LLC and BMO Harris Bank N.A.

10.3	Master Loan and Security Agreement, dated February 1, 2023 between LOL Foods, Inc. and Banc of America Leasing & Capital, LLC

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 18, 2023	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 18, 2023	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)