Form 10-Q
period 2023-06-30
AMCON DISTRIBUTING CO
filed 2023-07-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The Registrant had 608,689 shares of its $.01 par value common stock outstanding as of July 17, 2023.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2023 and September 30, 2022

	June	September
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$739,013	$431,576
Accounts receivable, less allowance for doubtful accounts of $2.5 million at both June 2023 and September 2022	78,640,187	62,367,888
Inventories, net	162,567,117	134,654,637
Income taxes receivable	—	819,595
Prepaid expenses and other current assets	13,630,317	12,702,084
Total current assets	255,576,634	210,975,780

Property and equipment, net	78,872,876	48,085,520
Operating lease right-of-use assets, net	19,739,321	19,941,009
Goodwill	5,778,325	5,277,950
Other intangible assets, net	5,419,361	2,093,113
Other assets	3,320,838	2,751,155
Total assets	$368,707,355	$289,124,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,853,159	$39,962,363
Accrued expenses	15,960,945	14,446,210
Accrued wages, salaries and bonuses	7,799,903	7,811,207
Income taxes payable	752,658	—
Current operating lease liabilities	6,300,102	6,454,473
Current maturities of long-term debt	2,738,524	1,595,309
Current mandatorily redeemable non-controlling interest	1,641,612	1,712,095
Total current liabilities	87,046,903	71,981,657

Credit facilities	143,375,961	91,262,438
Deferred income tax liability, net	3,138,204	2,328,588
Long-term operating lease liabilities	13,737,167	13,787,721
Long-term debt, less current maturities	12,229,486	7,384,260
Mandatorily redeemable non-controlling interest, less current portion	7,976,499	9,446,460
Other long-term liabilities	289,672	103,968

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 608,689 shares outstanding at June 2023 and 584,789 shares outstanding at September 2022	9,431	9,168
Additional paid-in capital	30,175,977	26,903,201
Retained earnings	102,000,218	96,784,353
Treasury stock at cost	(31,272,163)	(30,867,287)
Total shareholders’ equity	100,913,463	92,829,435
Total liabilities and shareholders’ equity	$368,707,355	$289,124,527

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2023 and 2022

	For the three months ended June		For the nine months ended June
	2023	2022	2023	2022
Sales (including excise taxes of $153.7 million and $129.2 million, and $414.9 million and $315.5 million, respectively)	$696,489,427	$550,584,152	$1,847,472,782	$1,365,043,621
Cost of sales	649,623,651	516,907,540	1,724,504,862	1,277,757,425
Gross profit	46,865,776	33,676,612	122,967,920	87,286,196
Selling, general and administrative expenses	36,851,520	25,862,325	99,227,695	70,168,415
Depreciation and amortization	2,103,429	912,501	4,982,068	2,514,968
	38,954,949	26,774,826	104,209,763	72,683,383
Operating income	7,910,827	6,901,786	18,758,157	14,602,813

Other expense (income):
Interest expense	2,385,842	655,811	6,249,540	1,222,829
Change in fair value of mandatorily redeemable non-controlling interest	698,571	705,392	864,684	705,392
Other (income), net	(931,765)	(2,417,252)	(1,159,021)	(2,518,320)
	2,152,648	(1,056,049)	5,955,203	(590,099)
Income from operations before income taxes	5,758,179	7,957,835	12,802,954	15,192,912
Income tax expense	1,813,800	2,221,000	4,164,000	4,811,000
Equity method investment earnings, net of tax	—	307,973	—	1,670,133
Net income available to common shareholders	$3,944,379	$6,044,808	$8,638,954	$12,052,045

Basic earnings per share available to common shareholders	$6.74	$10.61	$14.78	$21.25
Diluted earnings per share available to common shareholders	$6.59	$10.38	$14.56	$20.72

Basic weighted average shares outstanding	585,625	569,689	584,359	567,026
Diluted weighted average shares outstanding	598,590	582,370	593,480	581,578

Dividends paid per common share	$0.18	$0.18	$5.54	$5.54

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and nine months ended June 30, 2023 and 2022

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED JUNE 2022
Balance, April 1, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,555,046	$86,336,525	$82,033,452
Dividends on common stock, $0.18 per share	—	—	—	—	—	(108,596)	(108,596)
Compensation expense related to equity-based awards	—	—	—	—	174,078	—	174,078
Net income available to common shareholders	—	—	—	—	—	6,044,808	6,044,808
Balance, June 30, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,729,124	$92,272,737	$88,143,742

THREE MONTHS ENDED JUNE 2023
Balance, April 1, 2023	943,272	$9,431	(332,220)	$(30,867,287)	$29,766,566	$98,167,058	$97,075,768
Dividends on common stock, $0.18 per share	—	—	—	—	—	(111,219)	(111,219)
Compensation expense related to equity-based awards	—	—	—	—	409,411	—	409,411
Committed repurchase of treasury stock	—	—	(2,363)	(404,876)	—	—	(404,876)
Net income available to common shareholders	—	—	—	—	—	3,944,379	3,944,379
Balance, June 30, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,175,977	$102,000,218	$100,913,463

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
NINE MONTHS ENDED JUNE 2022
Balance, October 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,918,781	$83,552,298	$77,612,626
Dividends on common stock, $5.54 per share	—	—	—	—	—	(3,331,606)	(3,331,606)
Compensation expense and settlement of equity-based awards	33,420	334	—	—	1,810,343	—	1,810,677
Net income available to common shareholders	—	—	—	—	—	12,052,045	12,052,045
Balance, June 30, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,729,124	$92,272,737	$88,143,742

NINE MONTHS ENDED JUNE 2023
Balance, October 1, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,903,201	$96,784,353	$92,829,435
Dividends on common stock, $5.54 per share	—	—	—	—	—	(3,423,089)	(3,423,089)
Compensation expense and settlement of equity-based awards	26,263	263	—	—	3,272,776	—	3,273,039
Committed repurchase of treasury stock	—	—	(2,363)	(404,876)	—	—	(404,876)
Net income available to common shareholders	—	—	—	—	—	8,638,954	8,638,954
Balance, June 30, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,175,977	$102,000,218	$100,913,463

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2023 and 2022

	June	June
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$8,638,954	$12,052,045
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	4,701,316	2,486,613
Amortization	280,752	28,355
Equity method investment earnings, net of tax	—	(1,670,133)
Gain on re-valuation of equity method investment to fair value	—	(2,387,411)
(Gain) loss on sales of property and equipment	(133,159)	(133,639)
Equity-based compensation	1,940,631	1,903,884
Deferred income taxes	809,616	1,231,012
Provision for losses on doubtful accounts	(7,697)	83,000
Inventory allowance	442,603	688,902
Change in fair value of mandatorily redeemable non-controlling interest	864,684	705,392
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	(8,026,950)	(1,215,238)
Inventories	(12,294,118)	(4,674,292)
Prepaid and other current assets	(745,490)	(2,986,167)
Equity method investment distributions	—	1,095,467
Other assets	(569,683)	(728,596)
Accounts payable	10,360,228	1,313,711
Accrued expenses and accrued wages, salaries and bonuses	1,487,971	1,926,479
Other long-term liabilities	185,704	(690,693)
Income taxes payable and receivable	1,572,253	(1,890,449)
Net cash flows from (used in) operating activities	9,507,615	7,138,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,759,929)	(13,940,428)
Proceeds from sales of property and equipment	151,307	145,500
Principal payment received on note receivable	—	175,000
Cash acquired in business combination	—	7,958
Acquisition of Henry's (See Note 2)	(54,865,303)	—
Net cash flows from (used in) investing activities	(61,473,925)	(13,611,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,863,027,754	1,393,048,057
Repayments under revolving credit facilities	(1,810,914,231)	(1,381,508,745)
Proceeds from borrowings on long-term debt	7,000,000	—
Principal payments on long-term debt	(1,011,559)	(524,874)
Proceeds from exercise of stock options	—	173,590
Dividends on common stock	(3,423,089)	(3,331,606)
Settlement and withholdings of equity-based awards	—	(1,280,749)
Redemption and distributions to non-controlling interest	(2,405,128)	(20,600)
Net cash flows from (used in) financing activities	52,273,747	6,555,073
Net change in cash	307,437	81,345
Cash, beginning of period	431,576	519,591
Cash, end of period	$739,013	$600,936

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,824,144	$1,201,073
Cash paid during the period for income taxes, net of refunds	1,780,000	5,468,488

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$1,622,224	$123,801
Effect of business acquisition	—	23,308,624
Committed repurchase of treasury stock	404,876	—
Issuance of common stock in connection with the vesting and exercise of equity-based awards	2,044,805	2,280,783

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

●	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers in 31 states and primarily operate in the Central, Rocky Mountain, Mid-South and Mid-Atlantic regions of the United States.

●	Our retail health food segment (“Retail Segment”) operates 17 health food retail stores located throughout the Midwest and Florida.

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

Our Wholesale Segment offers retailers the ability to take advantage of manufacturer- and Company-sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distribution capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, inventory optimization and merchandising expertise, information systems, and accessing trade credit.

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

As further described in Note 2, on February 3, 2023, the Company closed on its acquisition of Henry’s Foods, Inc. (“Henry’s”), purchasing substantially all of Henry’s operating assets for approximately $54.9 million.

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

We operate within the natural products retail industry, which is a subset of the United States grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers.

Our Retail Segment operates 17 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 35,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th, except for one non-wholly owned subsidiary whose fiscal year ends on the last Friday of September. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three month fiscal periods ended June 30, 2023 and June 30, 2022 have been referred to throughout this Quarterly Report as Q3 2023 and Q3 2022, respectively. The fiscal balance sheet dates as of June 30, 2023 and September 30, 2022 have been referred to as June 2023 and September 2022, respectively.

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

2. ACQUISITION

On February 3, 2023, the Company, through its wholly owned subsidiary, LOL Foods, Inc., paid approximately $54.9 million in cash to acquire substantially all of the operating assets of Henry’s, a wholesale distributor to convenience stores and other retail formats operating in Minnesota, North Dakota, South Dakota, Iowa, and Wisconsin. In connection with the transaction, the Company also assumed certain operating liabilities totaling approximately $1.2 million, including approximately $0.2 million of operating leases. The transaction was funded with borrowings from the Company’s existing bank group. Costs to effectuate the acquisition were not significant and were expensed as incurred. Strategically, the acquisition expands the Company’s footprint in the North Central portion of the United States and enhances the product and service offerings available to its customer base.

The Company paid cash consideration for the net acquired assets and their related values as of the acquisition date, measured in accordance with FASB Accounting Standards Codification (“ASC”) 805 – Business Combinations. In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology with the assistance of an independent valuation advisor. Inputs and projections used to measure the fair value as of the acquisition date included, but were not limited to, sales growth, gross profit estimates, royalty and customer retention rates, economic and industry conditions, working capital requirements and various other operational considerations.

The following purchase price allocation reflects the Company’s provisional (preliminary) estimates and analyses and is subject to change during the measurement period, which is generally one year from the acquisition date. During Q3 2023, certain non-contingent components of the total purchase price were updated, which resulted in a reduction of the total purchase price by approximately $0.1 million. This reduction was recorded as an adjustment to goodwill. All amounts are provisional and incomplete at the reporting date and may change materially in subsequent reporting periods during the measurement period while additional information is obtained, particularly as it relates to certain accounts receivable, property and equipment, inventory, other intangible assets and certain liability balances while final appraisal and valuation work is completed. Accordingly, any changes to the Company’s provisional recording of the transaction may materially impact its financial statements, including but not limited to its consolidated balance sheets, statements of operations, shareholders’ equity and cash flows, and related disclosures. All assets acquired and operating liabilities assumed have been recorded as a component of our Wholesale Segment.

Provisional (preliminary) amounts of identifiable assets and liabilities assumed:

Accounts receivable	$8,237,652
Inventories	16,060,965
Prepaid and other assets	400,964
Property and equipment	27,216,323
Other intangible assets	3,607,000
Liabilities assumed	(1,157,976)
Total identifiable net assets	$54,364,928

Total identifiable net assets	$54,364,928
Goodwill	500,375
Consideration transferred	$54,865,303

Accounts receivable were recorded at their fair value representing the amount we expect to collect, which also approximated the gross contractual values of such receivables at the acquisition date. Goodwill totaling approximately $0.5 million arose from the acquisition and primarily represents synergies and economies of scale generated through reductions in selling, general, and administrative expenses. This goodwill has been assigned to the Company’s Wholesale Segment and is expected to be deductible for tax purposes.

The provisional (preliminary) value of other intangible assets acquired consisted of the following:

	Acquisition-Date	Useful Life
Other Intangible Asset	Fair Value	(Years)
Customer list	$2,010,000	15
Non-competition agreement	95,000	5
Trade name	1,502,000	7
	$3,607,000

The following table sets forth the unaudited supplemental financial data for Henry’s from the acquisition date through June 2023, which is included in the Company’s consolidated results for the nine months ended June 2023.

Revenue	$131,563,988
Net income available to common shareholders	$1,288,462

The following table presents unaudited supplemental pro forma information assuming the Company acquired Henry’s on October 1, 2021, in addition to holding a 64% interest in Team Sledd, LLC (“Team Sledd”) on October 1, 2021. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisitions occurred at that time.

	For the three months ended June 2023	For the three months ended June 2022	For the nine months ended June 2023	For the nine months ended June 2022
Revenue	$696,489,427	$700,311,723	$1,951,264,477	$1,988,702,611
Net income available to common shareholders	$3,944,379	$6,202,533	$8,838,866	$15,484,735

3. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.7 million at June 2023 and $1.1 million at September 2022. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow-moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 2023 and September 2022 was as follows:

	June	September
	2023	2022
Wholesale Segment	$5,778,325	$5,277,950

Other intangible assets at June 2023 and September 2022 consisted of the following:

	June	September
	2023	2022
Customer lists (Wholesale Segment) (less accumulated amortization of $0.2 million at June 2023 and less than $0.1 million at September 2022)	$3,284,013	$1,401,945
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.1 million at June 2023 and less than $0.1 million at September 2022)	222,753	191,168
Tradename (Wholesale Segment) (less accumulated amortization of $0.1 million at June 2023)	1,412,595	—
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$5,419,361	$2,093,113

Goodwill and the trademarks and tradenames for our Retail Segment are considered to have indefinite useful lives and therefore no amortization has been recorded on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its wholesale reporting unit which totaled approximately $5.8 million and $5.3 million at June 2023 and September 2022, respectively. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2022.

At June 2023, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over three years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million and $0.3 million for the three and nine month periods ended June 2023, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at June 2023:

June
2023
Fiscal 2023 (1)	$134,425
Fiscal 2024	537,701
Fiscal 2025	506,869
Fiscal 2026	463,703
Fiscal 2027	463,703
Fiscal 2028 and thereafter	2,812,960
$4,919,361
(1)	Represents amortization for the remaining three months of Fiscal 2023.

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million and $3.4 million for the three and nine month periods ended June 2023, respectively, and $0.1 million and $3.3 million for the three and nine month periods ended June 2022, respectively.

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

	For the three months ended June
	2023		2022
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	585,625	585,625	569,689	569,689
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	12,965	—	12,681
Weighted average number of shares outstanding	585,625	598,590	569,689	582,370
Net income available to common shareholders	$3,944,379	$3,944,379	$6,044,808	$6,044,808

Net earnings per share available to common shareholders	$6.74	$6.59	$10.61	$10.38

(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

	For the nine months ended June
	2023		2022
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	584,359	584,359	567,026	567,026
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	9,121	—	14,552
Weighted average number of shares outstanding	584,359	593,480	567,026	581,578
Net income available to common shareholders	$8,638,954	$8,638,954	$12,052,045	$12,052,045

Net earnings per share available to common shareholders	$14.78	$14.56	$21.25	$20.72

(1)Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

7. DEBT

The Company primarily finances its operations through three credit facility agreements (the “AMCON Facility”, the “Team Sledd Facility” and the “Henry’s Facility”, and together, the “Facilities”) and long-term debt agreements with banks. In Q3 2023, the Company amended the Team Sledd Facility, increasing its aggregate borrowing capacity from $70.0 million to $80.0 million, extending the maturity date to March 2028, and adding certain real estate property as eligible borrowing collateral under the agreement.

At June 2023, the Facilities had a total combined borrowing capacity of $300.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027 and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at June 2023 was $249.9 million, of which $143.4 million was outstanding, leaving $106.5 million available.

The average interest rate of the Facilities was 6.75% at June 2023. For the nine months ended June 2023, the peak borrowings under the Facilities was $159.7 million, and the average borrowings and average availability under the Facilities was $124.3 million and $83.8 million, respectively.

LONG-TERM DEBT

In addition to the Facilities, the Company also had the following long-term obligations at June 2023 and September 2022.

	June 2023	September 2022
Unsecured note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	852,642	968,589
Note payable, interest payable at a fixed rate of 4.10% with monthly installments of principal and interest of $53,361 through June 2033 with remaining principal due July 2033, collateralized by Team Sledd's principal office and warehouse	5,280,076	5,572,766
Note payable, interest payable at a fixed rate of 3.25% with monthly installments of principal and interest of $17,016 through August 2034 with remaining principal due September 2034, collateralized by Team Sledd's principal office and warehouse	1,927,167	2,052,327
Note payable with monthly installments of principal and interest of $7,934 through February 2025 with remaining principal due March 2025, and an effective variable rate of 7.28% at June 2023, collateralized by certain of Team Sledd's equipment	312,040	385,887
Note payable, interest payable at a fixed rate of 6.04% with monthly installments of principal and interest of $135,469 through February 2028, collateralized by certain of Henry's equipment	6,596,085	—
	14,968,010	8,979,569
Less current maturities	(2,738,524)	(1,595,309)
	$12,229,486	$7,384,260

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2023 (1)	$1,295,972
2024	1,957,369
2025	2,166,686
2026	2,073,198
2027	2,187,857
2028 and thereafter	5,286,928
$14,968,010

(1)Represents payments for the remaining three months of Fiscal 2023.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. There were no such cross defaults at June 2023. The Company was in compliance with all of its financial covenants under the Facilities at June 2023.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. INCOME TAXES

The change in the Company’s effective income tax rate for the three and nine month periods ended June 2023 as compared to the respective prior year periods, was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and higher effective state income tax rates between the comparative periods.

9. MANDATORILY REDEEMABLE NON-CONTROLLING INTEREST

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s condensed consolidated balance sheet represents the non-controlling interest in the Company’s strategic investment in Team Sledd. During April 2023, Team Sledd redeemed certain membership interests from its non-controlling interest, which increased the Company’s ownership interest to approximately 64% as of June 2023. The Company owned approximately 56% of Team Sledd as of September 2022. The Company has elected to present the MRNCI liability at fair value under ASC 825 – Financial Instruments (“ASC 825”) as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at June 2023 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the Condensed Consolidated Statements of Operations. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate. At June 2023, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.7 million. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions. The following table presents changes in the fair value of the MRNCI since September 2022:

Fair value of MRNCI as of September 2022	$11,158,555
Redemption of non-controlling interests	(1,812,558)
Distributions to non-controlling interest	(592,570)
Change in fair value	864,684
Fair value of MRNCI as of June 2023	$9,618,111
Less current portion at fair value	(1,641,612)
$7,976,499

10. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products which includes Team Sledd and Henry’s (the Wholesale Segment), and the retail sale of health and natural food products (the Retail Segment). The aggregation of the Company’s business operations into these business segments was based on a range of considerations, including but not limited to the characteristics of each business, similarities in the nature and type of products sold, customer classes, methods used to sell the products and economic profiles. Included in the “Other” column are intercompany eliminations, equity method investment earnings, net of tax and assets held and charges incurred and income earned by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income (loss) from operations before taxes. Certain amounts in prior periods have been reclassified to conform with the current presentation.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2023
External revenue:
Cigarettes	$429,431,319	$—	$—	$429,431,319
Tobacco	124,894,734	—	—	124,894,734
Confectionery	46,624,371	—	—	46,624,371
Health food	—	10,745,108	—	10,745,108
Foodservice & other	84,793,895	—	—	84,793,895
Total external revenue	685,744,319	10,745,108	—	696,489,427
Depreciation	1,690,452	278,552	—	1,969,004
Amortization	134,425	—	—	134,425
Operating income (loss)	11,772,692	(297,795)	(3,564,070)	7,910,827
Interest expense	—	—	2,385,842	2,385,842
Income (loss) from operations before taxes	11,148,619	559,473	(5,949,913)	5,758,179
Total assets	349,564,773	18,008,597	1,133,985	368,707,355
Capital expenditures	5,082,997	405,694	—	5,488,691

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2022
External revenue:
Cigarettes	$364,771,496	$—	$—	$364,771,496
Tobacco	93,957,495	—	—	93,957,495
Confectionery	32,541,090	—	—	32,541,090
Health food	—	11,350,797	—	11,350,797
Foodservice & other	47,963,274	—	—	47,963,274
Total external revenue	539,233,355	11,350,797	—	550,584,152
Depreciation	602,770	281,376	—	884,146
Amortization	28,355	—	—	28,355
Operating income (loss)	9,432,660	241,225	(2,772,099)	6,901,786
Interest expense	—	—	655,811	655,811
Income (loss) from operations before taxes	8,732,244	256,392	(1,030,801)	7,957,835
Equity method investment earnings, net of tax	—	—	307,973	307,973
Total assets	278,824,259	18,656,853	814,291	298,295,403
Capital expenditures	12,074,922	985,835	—	13,060,757

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2023
External revenue:
Cigarettes	$1,161,352,954	$—	$—	$1,161,352,954
Tobacco	339,356,268	—	—	339,356,268
Confectionery	115,820,426	—	—	115,820,426
Health food	—	32,354,992	—	32,354,992
Foodservice & other	198,588,142	—	—	198,588,142
Total external revenue	1,815,117,790	32,354,992	—	1,847,472,782
Depreciation	3,884,128	817,188	—	4,701,316
Amortization	280,752	—	—	280,752
Operating income (loss)	28,934,860	(392,963)	(9,783,740)	18,758,157
Interest expense	—	—	6,249,540	6,249,540
Income (loss) from operations before taxes	28,321,283	514,952	(16,033,281)	12,802,954
Total assets	349,564,773	18,008,597	1,133,985	368,707,355
Capital expenditures	7,499,029	791,468	—	8,290,497

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2022
External revenue:
Cigarettes	$900,677,466	$—	$—	$900,677,466
Tobacco	229,765,009	—	—	229,765,009
Confectionery	79,691,881	—	—	79,691,881
Health food	—	35,695,298	—	35,695,298
Foodservice & other	119,213,967	—	—	119,213,967
Total external revenue	1,329,348,323	35,695,298	—	1,365,043,621
Depreciation	1,589,102	897,511	—	2,486,613
Amortization	28,355	—	—	28,355
Operating income (loss)	23,174,638	1,448,878	(10,020,703)	14,602,813
Interest expense	—	—	1,222,829	1,222,829
Income (loss) from operations before taxes	22,513,900	1,469,705	(8,790,693)	15,192,912
Equity method investment earnings, net of tax	—	—	1,670,133	1,670,133
Total assets	278,824,259	18,656,853	814,291	298,295,403
Capital expenditures	12,718,606	1,217,373	—	13,935,979

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Our businesses continue to be impacted by a number of macroeconomic factors including ongoing disruptions to supply chains which have impacted product and equipment availability. These factors, combined with a highly inflationary operating environment, have resulted in cost pressures across both of our business segments as product, labor, fuel, interest and other costs have all increased markedly while at the same time pressuring consumer demand trends.

We continue to closely monitor proposals from governmental and regulatory bodies, including the United States Food and Drug Administration (“FDA”), which are evaluating the possible prohibition and/or limitations on the sale of certain cigarette, tobacco and vaping products, including menthol. If such regulations were to be implemented, they would have a negative impact on the Company’s financial results.

Integration work related to the Company’s recent purchase of Henry’s Foods, Inc. (“Henry’s”) remains ongoing. The acquisition of Henry’s has expanded the Company’s geographic footprint and has provided access to an industry- leading foodservice distribution platform.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with higher interest rates and the related impact on profitability and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest, and commodity prices, which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed forthcoming regulations around the manufacture and distribution of certain menthol and flavored tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model which experienced both higher sales volumes and labor costs during the COVID-19 pandemic, and the risk of sales returning to pre-pandemic levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets, new businesses or equity investments by either of our business segments including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, and risks related to the assumption of certain liabilities or obligations,

●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact that ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and their potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	natural disasters, domestic/political unrest and incidents of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these estimates and related policies during the nine months ended June 2023.

THIRD FISCAL QUARTER 2023 (Q3 2023)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2023 and June 2022:

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

Our Wholesale Segment offers retailers the ability to take advantage of manufacturer- and Company-sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems and data services that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profits. In addition, our wholesale distribution capabilities provide valuable services to both manufacturers of consumer products and convenience retailers. Manufacturers benefit from our broad retail coverage, inventory management, efficiency in processing small orders, and frequency of deliveries. Convenience retailers benefit from our distribution capabilities by gaining access to a broad product line, inventory optimization and merchandising expertise, information systems, and accessing trade credit.

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

We operate within the natural products retail industry, which is a subset of the United States grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers.

Our Retail Segment operates 17 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 35,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE:

	2023	2022	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$696,489,427	$550,584,152	$145,905,275	26.5
Cost of sales	649,623,651	516,907,540	132,716,111	25.7
Gross profit	46,865,776	33,676,612	13,189,164	39.2
Gross profit percentage	6.7%	6.1%

Operating expense	$38,954,949	$26,774,826	$12,180,123	45.5
Operating income	7,910,827	6,901,786	1,009,041	14.6
Interest expense	2,385,842	655,811	1,730,031	263.8
Change in fair value of mandatorily redeemable non-controlling interest	698,571	705,392	(6,821)	(1.0)
Income tax expense	1,813,800	2,221,000	(407,200)	(18.3)
Equity method investment earnings, net of tax	—	307,973	(307,973)	(100.0)
Net income available to common shareholders	3,944,379	6,044,808	(2,100,429)	(34.7)

BUSINESS SEGMENTS:
Wholesale
Sales	$685,744,319	$539,233,355	$146,510,964	27.2
Gross profit	43,093,210	29,442,578	13,650,632	46.4
Gross profit percentage	6.3%	5.5%
Retail
Sales	$10,745,108	$11,350,797	$(605,689)	(5.3)
Gross profit	3,772,566	4,234,034	(461,468)	(10.9)
Gross profit percentage	35.1%	37.3%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $10.9 million in Q3 2023 and $9.0 million in Q3 2022.

SALES

Changes in sales are primarily driven by:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states;
(ii)	changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from consumer preferences or the fluctuation in the comparable number of business days in our reporting period; and
(iii) acquisitions.

SALES – Q3 2023 vs. Q3 2022

Sales in our Wholesale Segment increased $146.5 million during Q3 2023 as compared to Q3 2022. Significant items impacting sales during Q3 2023 included a $50.3 million increase in comparative sales related to the acquisition of a controlling interest in Team Sledd, LLC (“Team Sledd”) during Q3 2022, a $87.6 million increase in sales related to the acquisition of Henry’s during Q2 2023, a $28.0 million increase in sales related to price increases implemented by cigarette manufacturers, and a $14.4 million increase in sales related to higher sales volumes in our tobacco, confectionery, foodservice, and other categories (“Other Products”), partially offset by a $33.8 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment decreased $0.6 million during Q3 2023 as compared to Q3 2022. This decrease was due to approximately $0.7 million related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian and approximately $0.4 million related to the closure of two stores between the comparative periods, partially offset by a $0.5 million increase related to higher sales volumes in our existing stores.

GROSS PROFIT – Q3 2023 vs. Q3 2022

Our gross profit does not include fulfillment costs and costs related to the distribution network, which are included in selling, general and administrative costs, and may not be comparable to those of other entities. Some entities may classify such costs as a component of cost of sales. Cost of sales, a component used in determining gross profit, for the wholesale and retail segments includes the cost of products purchased from manufacturers, less incentives we receive which are netted against such costs.

Gross profit in our Wholesale Segment increased $13.7 million during Q3 2023 as compared to Q3 2022. Significant items impacting gross profit during Q3 2023 included an $3.0 million increase in comparative gross profit related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $10.1 million increase in gross profit related to the acquisition of Henry’s in Q2 2023, a $1.1 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, partially offset by a $0.5 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases and the volume and mix of cigarette cartons sold between the comparative periods. Gross profit in our Retail Segment decreased $0.5 million during Q3 2023 as compared to Q3 2022. This change was primarily related to a $0.3 million decrease related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian, a $0.1 million decrease related to the closure of two stores between the comparative periods and a $0.1 million decrease in realized margins in our existing stores.

OPERATING EXPENSE – Q3 2023 vs. Q3 2022

Operating expense includes selling, general and administrative expenses and depreciation. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q3 2023 operating expenses increased $12.2 million as compared to Q3 2022. Significant items impacting operating expenses during Q3 2023 included a $2.2 million increase in comparative operating expenses related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $7.5 million increase in operating expenses related to the acquisition of Henry’s during Q2 2023, a $1.2 million increase related to employee compensation and benefit costs, a $0.9 million increase in insurance costs, a $0.6 million increase in other Wholesale Segment operating expenses, a $0.3 million increase in customer bad debt expense, and a $0.1 million increase in operating expenses in our Retail Segment, partially offset by a $0.6 million decrease in fuel costs.

INTEREST EXPENSE – Q3 2023 vs. Q3 2022

Interest expense increased $1.7 million in Q3 2023 as compared to Q3 2022, primarily related to higher interest rates and higher outstanding debt balances in the current period related to the acquisition of a controlling interest in Team Sledd in Q3 2022 and the acquisition of Henry’s in Q2 2023.

OTHER INCOME – Q3 2023 vs. Q3 2022

The change in other income between the comparative periods was primarily related to a non-cash gain of approximately $2.4 million in the prior year period (Q3 2022) related to the consolidation of Team Sledd, partially offset by an insurance recovery in the current year period.

INCOME TAX EXPENSE – Q3 2023 vs. Q3 2022

The change in the Q3 2023 income tax rate as compared to Q3 2022 was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and higher effective state income tax rates between the comparative periods.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE:

	2023	2022	Incr (Decr)	% Change
CONSOLIDATED:
Sales(1)	$1,847,472,782	$1,365,043,621	$482,429,161	35.3
Cost of sales	1,724,504,862	1,277,757,425	446,747,437	35.0
Gross profit	122,967,920	87,286,196	35,681,724	40.9
Gross profit percentage	6.7%	6.4%

Operating expense	$104,209,763	$72,683,383	$31,526,380	43.4
Operating income	18,758,157	14,602,813	4,155,344	28.5
Interest expense	6,249,540	1,222,829	5,026,711	411.1
Change in fair value of mandatorily redeemable non-controlling interest	864,684	705,392	159,292	22.6
Income tax expense	4,164,000	4,811,000	(647,000)	(13.4)
Equity method investment earnings, net of tax	—	1,670,133	(1,670,133)	(100.0)
Net income available to common shareholders	8,638,954	12,052,045	(3,413,091)	(28.3)

BUSINESS SEGMENTS:
Wholesale
Sales	$1,815,117,790	$1,329,348,323	$485,769,467	36.5
Gross profit	111,464,919	73,761,372	37,703,547	51.1
Gross profit percentage	6.1%	5.5%
Retail
Sales	$32,354,992	$35,695,298	$(3,340,306)	(9.4)
Gross profit	11,503,001	13,524,824	(2,021,823)	(14.9)
Gross profit percentage	35.6%	37.9%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $30.1 million for the nine months ended June 2023 and $24.2 million for the nine months ended June 2022.

SALES – Nine months ended June 2023

Sales in our Wholesale Segment increased $485.8 million for the nine months ended June 2023 as compared to the same prior year period. Significant items impacting sales during the period included a $362.4 million increase in comparative sales related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $131.6 million increase in sales related to the acquisition of Henry’s during Q2 2023, a $69.6 million increase in sales related to price increases implemented by cigarette manufacturers and a $32.5 million increase in sales related to higher sales volumes in our Other Products category, partially offset by a $110.3 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment decreased $3.3 million for the nine months ended June 2023 as compared to the same prior year period. Significant items impacting sales in our Retail Segment included a decrease of $2.4 million related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian and a decrease of $1.5 million related to the closure of two stores between the comparative periods, partially offset by a $0.6 million increase related to higher sales volumes in our existing stores.

GROSS PROFIT – Nine months ended June 2023

Gross profit in our Wholesale Segment increased $37.7 million for the nine months ended June 2023 as compared to the same prior year period. Significant items impacting gross profit during the period included a $20.8 million increase in comparative gross profit related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $14.9 million increase in gross profit related to the acquisition of Henry’s in Q2 2023, a $3.1 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, partially offset by a $1.1 million decrease in the net impact of cigarette manufacturer promotions and the volume and mix of cigarette cartons sold. Gross profit in our Retail Segment decreased $2.0 million for the nine months ended June 2023 as compared to the same prior year period. This change was primarily related to a $0.9 decrease related to the temporary closure of our Port Charlotte store due to damage from Hurricane Ian, a $0.5 million decrease related to the closure of two stores between the comparative periods and a $0.6 million decrease in realized margins in our existing stores.

OPERATING EXPENSE – Nine months ended June 2023

Operating expenses increased $31.5 million during the nine months ended June 2023 as compared to the same prior year period. Significant items impacting operating expenses during the period included a $16.0 million increase in comparative operating expenses related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $12.1 million increase in operating expenses related to the acquisition of Henry’s during Q2 2023, a $2.4 million increase in other Wholesale Segment operating expenses including employee compensation and benefit costs, and a $1.2 million increase in insurance costs, partially offset by a $0.2 million decrease in our Retail Segment operating expenses.

INTEREST EXPENSE – Nine months ended June 2023

Interest expense increased $5.0 million for the nine months ended June 2023 as compared to the same prior year period, primarily related to higher interest rates and higher outstanding debt balances in the current year period related to the acquisition of a controlling interest in Team Sledd in Q3 2022 and the acquisition of Henry’s in Q2 2023.

OTHER INCOME – Nine months ended June 2023

The change in other income between the comparative periods was primarily related to a non-cash gain of approximately $2.4 million in the nine month period ended June 2022 related to the consolidation of Team Sledd, partially offset by an insurance recovery in the current year period.

INCOME TAX EXPENSE – Nine months ended June 2023

The change in the Company’s effective income tax rate during the nine month period ended June 2023 as compared to the respective prior year period was primarily related to higher non-deductible compensation and higher effective state income tax rates during the current year period.

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

The Company primarily finances its operations through three credit facility agreements (the “AMCON Facility”, the “Team Sledd Facility” and the “Henry’s Facility”, and together, the “Facilities”) and long-term debt agreements with banks. In Q3 2023, the Company amended the Team Sledd Facility, increasing its aggregate borrowing capacity from $70.0 million to $80.0 million, extending the maturity date to March 2028, and adding certain real estate property as eligible borrowing collateral under the agreement.

At June 2023, the Facilities had a total combined borrowing capacity of $300.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at June 2023 was $249.9 million, of which $143.4 million was outstanding, leaving $106.5 million available.

The average interest rate of the Facilities was 6.75% at June 2023. For the nine months ended June 2023, the peak borrowings under the Facilities was $159.7 million, and the average borrowings and average availability under the Facilities was $124.3 million and $83.8 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. There were no such cross defaults at June 2023. The Company was in compliance with all of its financial covenants under the Facilities at June 2023.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.1 million and $3.4 million for the three and nine month periods ended June 2023, respectively, and $0.1 million and $3.3 million for the three and nine month periods ended June 2022, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing implementation of internal controls over financial reporting related to the acquisition of Henry’s, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2022.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

(a) Exhibits

10.1	Fourth Amendment to Credit Agreement dated April 27, 2023 between Team Sledd, LLC and First National Bank of Pennsylvania

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 18, 2023	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 18, 2023	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)