Form 10-K
period 2023-09-30
AMCON DISTRIBUTING CO
filed 2023-11-08
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2023 was $25,936,102 computed by reference to the $167.00 closing price of such common stock equity on March 31, 2023.

As of November 6, 2023, there were 630,362 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the January 2024 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2023 and 2022 fiscal years ended September 30, are herein referred to as fiscal 2023 and fiscal 2022, respectively. The fiscal year-end balance sheet dates of September 30, 2023 and September 30, 2022 are referred to herein as September 2023 and September 2022, respectively. This report and the documents incorporated by reference herein, if any, contain forward-looking statements, which are inherently subject to risks and uncertainties. See “Forward-Looking Statements” under Item 7 of this report.

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 7,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2022, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

Our Wholesale Segment operates nine distribution centers located in Illinois, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.3 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellogg’s, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

On February 3, 2023, we closed on our acquisition of Henry’s Foods, Inc. (“Henry’s”), purchasing substantially all of Henry’s operating assets for approximately $54.9 million in cash. Henry’s is a wholesale distributor to convenience stores and other retail formats operating in Minnesota, North Dakota, South Dakota, Iowa, and Wisconsin.  The acquisition complemented our Wholesale Segment by expanding our footprint, increasing our product offerings in the foodservice space and bringing our customer-centric service approach to a broader customer base.

RETAIL SEGMENT

Our Retail Segment, through our Healthy Edge Retail Group subsidiary, is a specialty retailer of natural/organic groceries and dietary supplements which focuses on providing high quality products at affordable prices, with an exceptional level of customer service and nutritional consultation. All of the products carried in our stores must meet strict quality and ingredient guidelines, and include offerings such as gluten-free and antibiotic-free grocery and meat products, as well as products containing no artificial colors, flavors, preservatives, or partially hydrogenated oils. We design our retail sites in an efficient and flexible small-store format, which emphasizes a high energy and shopper-friendly environment.

We operate within the natural products retail industry, which is a subset of the United States grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers.

Our Retail Segment operates 17 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 36,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

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

Flexible Distribution Capabilities and Customer Service Programs

Wholesale distributors typically provide convenience store retailers access to a broad product line, the ability to place small quantity orders, inventory management, and access to trade credit. As a large, full-service wholesale distributor, we offer retailers a wide array of manufacturer- and Company-sponsored sales and marketing programs, merchandising and product category management services, and the use of information systems that are focused on minimizing retailers’ investment in inventory, while seeking to maximize their sales and profit.

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

BUSINESS STRATEGY

Our business strategy focuses on short, medium, and long-term objectives designed to create shareholder value. Our strategic objectives are:

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

PRINCIPAL PRODUCTS

The sales of cigarettes represented approximately 62% and 66% of our consolidated revenue in fiscal 2023 and fiscal 2022, respectively. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 38% and 34% of our consolidated revenue in fiscal 2023 and fiscal 2022, respectively.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 13 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment has a significant presence in the regions in which we operate. There are, however, a number of both national and regional wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Performance Food Group (Richmond, Virginia), as well as regional wholesalers such as H.T. Hackney Company (Knoxville, Tennessee) and Imperial Super Regional Distributors (Elmwood, Louisiana) along with a host of smaller grocery and tobacco wholesalers. We also face competition from Amazon™ which pursues a vertical, multi-channel sales strategy targeting both retail consumers and business level customers.

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

The natural food retail industry is highly fragmented. According to The Natural Foods Merchandiser (“NFM”), there are approximately 9,800 natural food retail stores operating independently or as part of small retail chains and approximately 21,000 stores when national chains are included. These competitors include companies such as Whole Foods Market, Sprouts Farmers Market, Natural Grocers, General Nutrition Centers and Vitamin Shoppe. We also face competition from AmazonTM and other online competitors which continue to pursue vertical, multi-channel sales strategies targeting both retail consumers and business level customers. We also compete with specialty supermarkets, other independent natural foods store chains, small specialty stores, and restaurants. In recent years, conventional supermarkets and mass market outlets such as Kroger, Albertsons, Walmart, Publix, Aldi, Trader Joe’s and Costco have significantly increased their offerings of organic and natural products adding another layer of competition.

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

The Company operates in 31 states and is subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In recent years, a number of states have increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls and as a mechanism to discourage tobacco product use.

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2023 or fiscal 2022.

EMPLOYEES

At September 2023, the Company had 1,276 full-time and 200 part-time employees, which together serve in the following areas:

Managerial	78
Administrative	146
Delivery	290
Sales & Marketing	426
Warehouse	536
Total Employees	1,476

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). A new labor agreement has been ratified by the IAMAW through November 2026. We expect this agreement to be executed during the Company’s first quarter of fiscal 2024.

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

●	The Regulation of Vaping Products May Negatively Impact Our Results of Operations.

The regulation of vaping product categories by federal, state, and local governmental agencies, as well as potential litigation against product manufacturers and/or entities which distribute or sell such products, may negatively impact our sales, costs, results of operations, and cash flows should the current regulatory environment persist or expand, or if related litigation should arise.

●	Our Sales Volume Is Largely Dependent upon the Distribution of Cigarette Products, Which is a Declining Sales Category.

The distribution of cigarettes represents a significant portion of our business. During fiscal 2023, approximately 62% of our consolidated revenues came from the distribution of cigarettes, which generated approximately 19% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

●	Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products (including vaping products) are subject to substantial excise taxes and future legislation could significantly increase such taxes. Significant increases in cigarette and tobacco-related taxes and fees have been imposed by city, state, and federal governments in recent years. Further, the evolving regulatory responsibilities of the FDA are being funded by fees imposed on tobacco companies. These fees have been passed on to wholesale distributors and end consumers in the form of higher prices for cigarette and tobacco products.

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

Divestitures and consolidations within the convenience store industry reflect trends that may result in customer attrition if the acquiring entity is served by another wholesale distributor and we are unable to retain the business. If we were to lose a substantial volume of business because of these trends, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

●	Volatility in Fuel Prices Could Reduce Profit Margins and May Have an Adverse Effect on Our Business.

Increases or decreases in fuel prices impact our profit margins. Inflation can also impact fuel prices. If we are not able to meaningfully pass on these costs to customers, it could adversely impact our business, results of operations, cash flow, and financial condition.

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

Increased selling prices for cigarettes and higher cigarette taxes have resulted in the growth of deep-discount cigarette brands, which may be sold by our competitors or other retailers. Deep-discount cigarette brands are brands generally manufactured by companies that are not original participants to the MSA, and accordingly do not have cost structures burdened by the MSA. Since the MSA was signed, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially. If this growth continues, our business, results of operations, cash flows, and overall financial condition would be negatively impacted.

RISK FACTORS RELATED TO THE RETAIL BUSINESS

●	Increased Competition in the Retail Health Food Industry May Have an Adverse Effect on Our Business.

In our retail health food business, we compete with a wide range of well-financed regional and national competitors such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, Fresh Thyme Farmers Market, General Nutrition Centers, Vitamin Shoppe, and other online competitors such as Amazon™ who all have embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other independent natural foods store chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets such as Kroger, Albertsons, Walmart, and Costco have also significantly increased their offerings of organic and natural products providing another layer of competition. Finally, if online shopping, direct-to-consumer, and home delivery models continue to grow in popularity thereby further disrupting traditional sales channels, it may present a significant direct risk to brick and mortar retailers like the Company. We also face competition from Whole Foods Market and/or its parent company Amazon™, which pose a threat to the supply chains of the grocery and natural foods business as they continue to pursue a vertical, multi-channel sales strategy targeting both retail consumers and business level customers. Most of these competitors may have greater financial and marketing resources than the Company and may be able to devote greater resources to sourcing, promoting, and selling their products. In response to heightened competition, the Company is implementing a repositioning strategy for its retail business. This repositioning strategy calls for a wide range of initiatives including the possible addition of one or more of our new retail store prototypes per year into the foreseeable future. The opening of new retail stores inherently brings additional risk to the business. Further, if our repositioning strategy in response to this increase in competition is not successful, it may have a material adverse effect on our results of operations, business, cash flow, and financial condition, and could potentially result in the impairment of assets within this business segment.

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

Many of our stores are located in close proximity to shopping areas that also accommodate other well-known anchor stores. Sales at our stores are derived, in part, from the volume of traffic generated by the other anchor stores in the shopping areas where our stores are located. Customer traffic may be adversely affected by regional economic downturns, a general downturn in the local area where our store is located, long-term nearby road construction projects, the closing of nearby anchor stores or other nearby stores or the decline of the shopping environment in a particular shopping area. Any of these events could reduce our sales and leave us with excess inventory, which could have a material adverse impact on our business, financial condition, and results of operations. In response to such events, we may be required to increase markdowns or initiate marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

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

RISK FACTORS RELATED TO ALL OF OUR BUSINESSES

●	Significant or Prolonged Periods of Higher Interest Rate Environments May Have an Adverse Effect on Our Profitability.

Interest rates have a direct impact on our business based on the amount of variable debt the Company utilizes in its operations. Prolonged periods of high interest rates may have a negative impact on the Company’s results of operations, balance sheet, and cash flows.

●	We May Be Impacted by Acts of Civil Unrest, or Violence.

Our business operations could be negatively impacted by acts of civil unrest, or violence beyond our control. Such acts could threaten our supply chain, may result in property damage and/or insurance claims to the facilities of the Company or our customers, impact the safety of our workforce or the workforces of our customers, and may also have indirect impacts on customer demand for the products we sell, or our ability to collect on accounts receivable or finance our operations.

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

●	We May Be Subject to Risks Associated with Equity Investments or the Acquisition of Assets or New Businesses.

From time to time, one or both of the Company’s business segments may acquire assets from other businesses, all or a portion of another business, or make an equity investment in another business through the purchase of equity or other means. The purchase of assets or of all or part of a business or an equity investment in another business can bring significant risks to the Company in a number of areas including purchase price, amount of equity investment, business valuation and recording risks, customer retention risks, risks associated with the assumption of liabilities or obligations, integration risks, technology risks, risks associated with the addition of new employees such as health care costs, and a wide range of other risks and considerations. While the Company strives to minimize the risks associated with its acquisition or equity investment activities, issues may arise which could have a material negative impact on the Company’s results of operations, balance sheet, and cash flows.

●	We May Be Subject to Risks Associated with Trade Tariffs.

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

●	We May Be Subject to Product Liability Claims That May Have an Adverse Effect on Our Business.

We may face exposure to product liability claims if the use of products sold by us is alleged to cause injury or illness. However, product liability insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying the products we sell, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insurance limits of any insurance provided by suppliers. If we do not have adequate insurance or if contractual indemnification is not available or if the counterparty cannot fulfill its indemnification obligation, product liability relating to allegedly defective products could have a material adverse impact on our results of operations, cash flow, business, and overall financial condition.

●	We May Be Subject to Risks Associated with Insurance Plans Claims.

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

Our results of operations and financial condition are particularly sensitive to changes in the overall economy, including the level of consumer discretionary spending. Consumer discretionary spending may be negatively impacted by inflation, rising interest rates, recessions or other general economic uncertainties or downturns. Changes in discretionary spending patterns may decrease demand from our convenience store customers and/or impact the demand for natural food products in our retail health food stores as customers purchase less expensive product alternatives.

Additionally, many of our Wholesale Segment customers are thinly capitalized and their access to credit in the current business environment may be impacted by changes in economic conditions, systemic pressures in the banking system, including disruptions in the credit markets, rising interest rates or other factors, which may affect their ability to operate as a going concern, presenting additional credit risk for the Company. A period of economic downturn or economic deterioration could result in lower sales and profitability as well as customer credit defaults.

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

●	We Rely Heavily on Information Technology Systems to Operate Our Business. Any Disruptions to These Technology Systems or if These Systems were Made Unavailable for Use, May Have a Material Adverse Effect on Our Business.

We rely extensively on our information technology systems and those of third parties to run all aspects of our business. We have had and may have disruptions to our information technology systems due to a number of factors including but not limited to electricity outages, equipment failure, telecommunications failures, security breaches, cyber-attacks, computer viruses, malware or other methods and causes.  Although we make efforts to maintain the security, integrity and redundancy of our systems and have implemented various measures to manage the risk of system disruptions or failures, there can be no assurance that our efforts and measures will be effective. If any of our information technology systems or those of third parties on which we rely are damaged or made unavailable to us, it could have a material negative impact on our operations and profits.

●	Adverse Publicity About the Company or Lack of Confidence in The Products We Carry May Have an Adverse Effect on Our Reputation and Reduce Earnings.

Maintaining a good reputation and public confidence in the products we distribute is critical to our business. Anything that damages that reputation or the public’s confidence in the products we carry, whether or not justified, including adverse publicity about the quality, safety or integrity of our products, could quickly and adversely affect our revenues and profits. In addition, such adverse publicity may result in product liability claims, a loss of reputation, and product recalls which could have a material adverse effect on our sales and operations.

●	Impairment Charges for Goodwill or Other Intangible Assets May Have an Adverse Effect on Our Financial Condition and Results of Operations.

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

The acquisition of other distributors or existing retail stores, the development and opening of new retail stores and distribution facilities, and the expansion of existing distribution facilities requires significant amounts of capital. In the past, our growth has been funded primarily through proceeds from bank debt, private placements of equity and debt and internally generated cash flow. These and other sources of capital may not be available to us on satisfactory terms, or at all, in the future, particularly in light of current economic conditions, including systemic pressures in the banking system, disruptions in the credit markets and rising interest rates, which could impair our ability to further expand our business.

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

Under our credit facilities, we are required to maintain a minimum debt service ratio if our excess availability falls below 10% of the maximum loan limit as defined in our revolving credit agreements. Our ability to comply with this covenant may be affected by factors beyond our control. If we breach, or if our lender contends that we have breached this covenant or any other restrictions, it could result in an event of default under our revolving credit facilities, which would permit our lenders to declare all amounts outstanding thereunder to be immediately due and payable, and our lenders under our revolving credit facilities could terminate their commitments to make further extensions of credit under our revolving credit facilities and foreclose on collateral securing those loans. In such an event, there can be no assurances that we would be able to obtain waivers for any such breach or default, refinance such indebtedness or obtain alternative financing on satisfactory terms or at all.

●	We May Not Be Able to Obtain Capital or Borrow Funds to Provide Us with Sufficient Liquidity and Capital Resources Necessary to Meet Our Future Financial Obligations.

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our revolving credit facilities. However, the current and future conditions in the credit markets, including systemic pressures in the banking system, disruptions in the credit markets and rising interest rates may impact the availability of capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future. We may require additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtain financing on terms satisfactory to us, or at all.

●	We Depend on Relatively Few Suppliers for a Large Portion of Our Products, and Any Interruptions in the Supply of the Products We Sell May Have an Adverse Effect on Our Results of Operations and Financial Condition.

We do not have any significant long-term contracts with suppliers in our wholesale business committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we sell in the quantities we request or on favorable terms. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production based on conditions beyond our control. These conditions include but are not limited to labor disputes (strikes), labor shortages, supply chain and transportation disruptions, inclement weather, drought, natural disasters, epidemics, pandemics or other widespread public health issues, or other catastrophic events and the adverse effects of climate change. Our inability to obtain adequate supplies of the products we sell as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

●	We Would Lose Business if Cigarette or Other Manufacturers That We Use Decide to Engage in Direct Distribution of Their Products.

In the past, some large manufacturers have decided to engage in direct distribution of their products and eliminate distributors such as the Company. If other manufacturers make similar product distribution decisions in the future, our revenues and profits could be adversely affected and there can be no assurance that we will be able to take action to compensate for such losses.

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

In addition, at September 2023, approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in November 2023. A new labor agreement has been ratified by the IAMAW through November 2026. We expect this agreement to be executed during the Company’s first quarter of fiscal 2024.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

●	The Company Has Few Shareholders of Record And, If this Number Remains below 300, as was true as of September 30, 2023, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE American, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock remains below 300, as was true as of September 30, 2023, our obligation to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE American. This would likely impact investors’ ability to trade in our common stock.

●	We Have Various Mechanisms in Place to Discourage Takeover Attempts, Which May Reduce or Eliminate Our Stockholders’ Ability to Sell Their Shares for a Premium in a Change of Control Transaction.

Various provisions of our bylaws and of corporate law may discourage, delay or prevent a change in control or takeover attempt of the Company by a third party that is opposed by our management and Board of Directors. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and Board of Directors. These provisions include:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.  CYBERSECURITY

Not applicable.

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s nine distribution centers and 17 retail stores at September 2023 are set forth below:

Location	Square Feet
Distribution—IL, MN, MO, ND, NE, SD, TN & WV	1,316,000
Retail—AR, FL, & OK	173,100
Total Square Footage	1,489,100

The Company leases certain distribution facilities, retail stores, offices, and certain equipment under operating leases. As further described in Note 7 to the Consolidated Financial Statements, certain of our distribution facilities in Quincy, Illinois, Springfield, Missouri, Bismarck, North Dakota, and Rapid City, South Dakota are owned by the Company and are included as collateral under AMCON’s credit facility (“the AMCON Facility”). Our distribution center in Alexandria, Minnesota is owned by the Company and is included as collateral under Henry’s Foods, Inc.’s credit facility (“the Henry’s Facility”). Team Sledd, LLC’s principal office and warehouse in West Virginia are collateral against two separate notes payable and Team Sledd’s credit facility (the “Team Sledd Facility”). Management believes that its existing facilities are adequate for the Company’s current level of operations, however, larger facilities and additional cross-dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
Christopher H. Atayan	63	Chairman of the Board, Chief Executive Officer, Director
Andrew C. Plummer	49	President, Chief Operating Officer, Director
Charles J. Schmaderer	54	Vice President, Chief Financial Officer, Secretary

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE American under the trading symbol “DIT”. As of November 6, 2023, the closing price of our common stock on NYSE American was $192.00 and there were 630,362 common shares outstanding. As of that date, the Company had approximately 896 persons holding common shares beneficially of which approximately 130 are shareholders of record (including direct participants in the Depository Trust Company).

DIVIDEND POLICY

On a quarterly basis, the Company’s Board of Directors evaluates the potential declaration of dividend payments on the Company’s common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The AMCON Facility described in Note 7 of Part II, Item 8 provides that the Company may not pay dividends on its common shares in excess of $5.0 million on an annual basis. There is no limit on dividend payments provided that certain excess availability measurements have been maintained for the 30-day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a fixed charge coverage ratio of at least 1.0 to 1.0 as defined in the AMCON Facility agreement.

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of approximately $3.5 million and $3.4 million, or $5.72 per common share, during fiscal 2023 and fiscal 2022, respectively.

During the fiscal years ended September 30, 2023 and September 30, 2022, the Company did not sell any unregistered securities. The Company issued unregistered securities to certain members of the Company’s management team in relation to the vesting of restricted stock units as described in Note 12 of Part II, Item 8. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

REPURCHASE OF COMPANY SHARES

The Company repurchased a total of 2,363 shares of its common stock during fiscal 2023 for cash totaling approximately $0.4 million. The Company did not repurchase any shares of its common stock during fiscal 2022. All repurchased shares were recorded in treasury stock at cost. At September 2023, 72,637 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors. In October 2023, the Board of Directors renewed the repurchase authorization for up to 75,000 shares of the Company’s common stock.

During the fourth quarter of fiscal 2023, the Company repurchased shares of its common stock for cash totaling approximately $0.4 million. The following table summarizes these repurchases made by or on behalf of the Company or certain affiliated purchasers of shares of our common stock for the quarterly period ended September 30, 2023:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
July 1 - 31, 2023	2,363	$171.34	2,363	72,637
August 1 - 31, 2023	—	-	—	72,637
September 1 - 30, 2023	—	-	—	72,637
Total	2,363	$-	2,363	72,637
*

In October 2023 and subsequent to the end of fiscal 2023, the Board of Directors authorized purchases of up to 75,000 shares of our Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Estimates and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2023 and September 2022. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

Business Update

During fiscal year 2023, the Company acquired Henry’s Foods, Inc. (“Henry’s”) an Alexandria, Minnesota-based convenience distributor. The acquisition of Henry’s expanded our geographic footprint and has provided access to an industry-leading foodservice distribution platform.

Macroeconomic factors including ongoing disruptions to supply chains continue to impact product and equipment availability for our businesses. Combined with a persistently high inflationary operating environment, these factors have resulted in cost pressures across both of our business segments as product, labor, fuel, interest and other costs have all increased markedly while at the same time pressuring consumer demand trends.

Finally, we continue to monitor proposals from governmental and regulatory bodies, including the United States Food and Drug Administration (“FDA”), which are evaluating the possible prohibition and/or limitations on the sale of certain cigarette, tobacco and vaping products, including menthol. If such regulations were to be implemented, they would have a negative impact on the Company’s financial results.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2023 and 2022:

	Fiscal Years
	2023	2022
Sales	100.0%	100.0%
Cost of sales	93.3	93.6
Gross profit	6.7	6.4
Selling, general and administrative expenses	5.4	5.1
Depreciation and amortization	0.3	0.2
Operating income	1.0	1.1
Interest expense	0.3	0.1
Change in fair value of mandatorily redeemable non-controlling interest	0.1	0.1
Other (income), net	(0.1)	(0.1)
Income from operations before income taxes	0.7	1.0
Income tax expense	0.2	0.3
Equity method investment earnings, net of tax	—	0.1
Net income available to common shareholders	0.5%	0.8%

The following table presents selected statement of operations data for fiscal years 2023 and 2022:

($ in millions)	2023	2022	Incr (Decr) (2)
CONSOLIDATED:
Sales(1)	$2,540.0	$2,010.8	$529.2
Cost of sales	2,369.2	1,883.1	486.1
Gross profit	170.8	127.7	43.1
Gross profit percentage	6.7%	6.4%

Operating expense	$144.9	$105.1	$39.8
Operating income	26.0	22.6	3.4
Interest expense	8.5	2.2	6.3
Change in fair value of mandatorily redeemable non-controlling interest	1.3	1.5	(0.2)
Income tax expense	5.7	6.5	(0.8)
Equity method investment earnings, net of tax	—	1.7	(1.7)
Net income available to common shareholders	11.6	16.7	(5.1)

BUSINESS SEGMENTS:
Wholesale
Sales	$2,496.9	$1,964.6	$532.3
Gross profit	155.3	110.8	44.5
Gross profit percentage	6.2%	5.6%
Retail
Sales	$43.1	$46.2	$(3.1)
Gross profit	15.5	16.9	(1.4)
Gross profit percentage	36.0%	36.6%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $40.4 million and $34.4 million in fiscal 2023 and fiscal 2022, respectively.
(2)	Calculated based on rounded numbers as presented in the table.

SALES

Changes in sales are primarily driven by:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states;
(ii)	changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from consumer preferences or the fluctuation in the comparable number of business days in our reporting period; and
(iii)	acquisitions

SALES—Fiscal 2023 vs. Fiscal 2022

Sales in our Wholesale Segment increased $532.3 million during fiscal 2023 as compared to fiscal 2022. Significant items impacting sales during fiscal 2023 included a $362.4 million increase in comparative sales related to the acquisition of a controlling interest in Team Sledd, LLC (“Team Sledd”) during Q3 2022, a $220.6 million increase in sales related to the acquisition of Henry’s Foods, Inc. (“Henry’s") during Q2 2023, a $97.3 million increase in sales related to price increases implemented by cigarette manufacturers, and a $27.8 million increase in sales related to higher sales volumes in our tobacco, confectionary, foodservice, and other categories (“Other Products”), partially offset by a $175.8 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $3.1 million in fiscal 2023 as compared to fiscal 2022. Significant items impacting sales during fiscal 2023 included a $4.1 million decrease in sales volume related to store closures across the comparative periods, partially offset by a $1.0 million increase in sales related to higher sales volumes in our existing stores.

GROSS PROFIT—Fiscal 2023 vs. Fiscal 2022

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

Gross profit in our Wholesale Segment increased $44.5 million during fiscal 2023 as compared to fiscal 2022. Significant items impacting gross profit during fiscal 2023 included a $25.4 million increase in gross profit related to the acquisition of Henry’s in Q2 2023, a $20.8 million increase in comparative gross profit related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $1.0 million increase in gross profit related to higher sales volumes and promotions in our Other Products category, partially offset by a $1.9 million decrease in the net impact of cigarette manufacturer promotions and the volume and mix of cigarette cartons sold and a $0.8 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods. Gross profit in our Retail Segment decreased $1.4 million in fiscal 2023 as compared to fiscal 2022. This change was primarily related to a $1.2 million decrease related to store closures across the comparative periods and $0.2 million decrease related to lower gross margins in our existing stores resulting from variations in volume and product mix between the comparative periods.

OPERATING EXPENSE—Fiscal 2023 vs. Fiscal 2022

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

Our fiscal 2023 consolidated operating expenses increased $39.8 million as compared to fiscal 2022. Significant items impacting operating expenses during fiscal 2023 included a $20.3 million increase in operating expenses related to the acquisition of Henry’s during Q2 2023, a $16.0 million increase in operating expenses related to the acquisition of a controlling interest in Team Sledd during Q3 2022, a $2.4 million increase in other Wholesale Segment operating expenses including employee compensation and benefit costs, and a $2.0 million increase in insurance costs, partially offset by a $0.7 million decrease in fuel costs, a $0.1 million decrease in our customer bad debt expense and a $0.1 million decrease in our Retail Segment operating expenses.

INTEREST EXPENSE — Fiscal 2023 vs. Fiscal 2022

Interest expense increased $6.3 million during fiscal 2023 as compared to fiscal 2022, primarily related to higher interest rates and higher outstanding debt balances in the current year period related to the acquisition of a controlling interest in Team Sledd in Q3 2022 and the acquisition of Henry’s in Q2 2023.

OTHER INCOME — Fiscal 2023 vs. Fiscal 2022

The change in other income between the comparative periods was primarily related to a non-cash accounting gain of approximately $2.4 million in fiscal 2022 related to the consolidation of Team Sledd, partially offset by an insurance recovery in fiscal 2023.

INCOME TAX EXPENSE — Fiscal 2023 vs. Fiscal 2022

The change in the fiscal 2023 income tax rate as compared to fiscal 2022 was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and higher effective state income tax rates between the comparative periods.

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

The Company primarily finances its operations through three credit facility agreements (a) a facility that is an obligation of AMCON Distributing Company (the “AMCON Facility”), (b) a facility that is an obligation of Team Sledd (the “Team Sledd Facility” ) and (c) a facility that is the obligation of Henry’s (the “Henry’s Facility”), and collectively together (the “Facilities”) and long-term debt agreements with banks. The Team Sledd Facility and The Henry’s Facility are non- recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. In Q3 2023, the Company amended the Team Sledd Facility, increasing its aggregate borrowing capacity from $70.0 million to $80.0 million, extending the maturity date to March 2028, and adding certain real estate property as eligible borrowing collateral under the agreement.

At September 2023, the Facilities have a total combined borrowing capacity of $300.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at September 2023 was $239.1 million, of which $140.4 million was outstanding, leaving $98.7 million available.

The average interest rate of the Facilities was 7.03% at September 2023. During fiscal 2023, the peak borrowings under the Facilities was $159.7 million, and the average borrowings and average availability under the Facilities was $124.3 million and $86.4 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at September 2023. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the Facilities at September 2023.

Dividend Payments

The Company paid cash dividends of $3.5 million and $3.4 million, or $5.72 per common share, during fiscal 2023 and fiscal 2022, respectively.

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

While the Company believes its liquidity position going forward will be adequate to sustain operations in both the short- and long-term, a precipitous change in the operating environment could materially impact the Company’s future revenue streams as well as its ability to collect on customer accounts receivable or secure bank credit.

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

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL AND LEASED RIGHT-OF-USE ASSETS

Long-lived assets consist primarily of property and equipment, leased right-of-use (“ROU”) assets, intangible assets, and goodwill acquired in business combinations. Property and equipment, ROU assets and amortizable identified intangible assets are assigned useful lives ranging from one to 40 years. Indefinite-lived intangible assets and goodwill are not amortized. Impairment of the Company’s long-lived assets is assessed during the Company’s fourth fiscal quarter using both qualitative and quantitative analysis, or whenever events or circumstances change that indicate the carrying value of such long-lived assets may not be recoverable.

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

Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $5.8 million and $5.3 million at September 2023 and September 2022, respectively. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2023 and September 2022.

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

ASSUMPTIONS AND APPROACH USED.  In order to estimate our reserve for incurred but unreported claims we consider the following key factors:

Employee Health Insurance Claims

●	Historical claims experience—We review loss runs for each month to calculate the average monthly claims experience.
●	Lag period for reporting claims—Based on our analysis, our experience is such that we have a minimum of a one-month lag period in which claims are reported.

Workers’ Compensation Insurance Claims

●	Historical claims experience—We review prior years’ loss runs to estimate the average annual expected claims and review monthly loss runs to compare our estimates to actual claims.
●	Lag period for reporting claims—We review claims trends and use standard insurance industry loss models to develop reserves on reported claims in order to estimate the amount of incurred but unreported claims.

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

ASSUMPTIONS AND APPROACH USED.  Critical estimates in valuing certain intangible assets include but are not limited to the projected growth factors, future expected cash flows, discount rates, potential competitive and regulatory environment developments, and changes in the market for the Company’s products and services. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Additionally, estimates associated with the accounting for acquisitions may change as new information becomes available regarding the assets acquired and liabilities assumed.

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

ASSUMPTIONS AND APPROACH USED. Critical estimates in valuing the mandatorily redeemable non-controlling interest include but are not limited to the projected growth factors, future expected cash flows, discount rates, potential competitive and regulatory environment developments, and changes in the market for the Company’s products and services. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for the Company) with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material effect on its consolidated financial statements.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability, and cash flows for both the Company and our customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest, commodity prices, and customer credit risk which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed forthcoming regulations around the manufacture and distribution of certain menthol and flavored tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model which experienced both higher sales volumes and labor costs, during the COVID-19 pandemic, and the risk of sales returning to pre-pandemic levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets, new businesses or equity investments by either of our business segments including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, and risks related to the assumption of certain liabilities or obligations,
●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact that ongoing, decreasing, or changing trade tariffs and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	risks associated with labor disputes (strikes), natural disasters, domestic/political unrest and incidents of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AMCON Distributing Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and Subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Acquisition of Henry’s Foods, Inc.

As described in Note 2 to the financial statements, in February 2023, the Company acquired substantially all of the operating assets of Henry’s Foods, Inc. (“Henry’s”) for cash consideration of approximately $54.9 million. The transaction was accounted for in accordance with Accounting Standards Codification (“ASC”) 805 – Business Combinations and the Company measured the acquisition-date fair value of Henry’s using a discounted cash flow methodology. The model requires management to make significant assumptions, which include estimates of sales growth, gross profit, and the discount rate. Management also made significant judgments regarding the estimates of fair value of the acquired property and equipment.

We identified the determination of the fair value of identifiable intangible assets and property and equipment acquired in the Henry’s acquisition as a critical audit matter because of the significant assumptions used by the Company in determining fair value, including estimates of sales growth, gross profit, the discount rate, and the fair value of the property and equipment. Auditing management’s assumptions of sales growth, gross profit estimates, the discount rate, and fair value of acquired property and equipment involves a high degree of auditor judgment.

Our audit procedures related to the determination of the fair value of identifiable intangible assets and property and equipment acquired in the Henry’s acquisition included the following, among others:

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rates utilized by management by testing the relevance and reliability of source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
●	We tested the reasonableness of management’s forecasts of future sales growth and gross profit projections by comparing the forecasts to historical results and available market data.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and evaluated the fair values assigned to acquired property and equipment by:
o	Testing the relevance and reliability of source information underlying the determination of fair value and comparing to available market data
o	Comparing management’s estimates to independent estimates

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Omaha, Nebraska

November 8, 2023

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2023	2022
ASSETS
Current assets:
Cash	$790,931	$431,576
Accounts receivable, less allowance for doubtful accounts of $2.4 million at September 2023 and $2.5 million at September 2022	70,878,420	62,367,888
Inventories, net	158,582,816	134,654,637
Income taxes receivable	1,854,484	819,595
Prepaid expenses and other current assets	13,564,056	12,702,084
Total current assets	245,670,707	210,975,780

Property and equipment, net	80,607,451	48,085,520
Operating lease right-of-use assets, net	23,173,287	19,941,009
Goodwill	5,778,325	5,277,950
Other intangible assets, net	5,284,935	2,093,113
Other assets	2,914,495	2,751,155
Total assets	$363,429,200	$289,124,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,099,326	$39,962,363
Accrued expenses	14,922,279	14,446,210
Accrued wages, salaries and bonuses	8,886,529	7,811,207
Current operating lease liabilities	6,063,048	6,454,473
Current maturities of long-term debt	1,955,065	1,595,309
Current mandatorily redeemable non-controlling interest	1,703,604	1,712,095
Total current liabilities	76,629,851	71,981,657

Credit facilities	140,437,989	91,262,438
Deferred income tax liability, net	4,917,960	2,328,588
Long-term operating lease liabilities	17,408,758	13,787,721
Long-term debt, less current maturities	11,675,439	7,384,260
Mandatorily redeemable non-controlling interest, less current portion	7,787,227	9,446,460
Other long-term liabilities	402,882	103,968

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 608,689 shares outstanding at September 2023 and 584,789 shares outstanding at September 2022	9,431	9,168
Additional paid-in capital	30,585,388	26,903,201
Retained earnings	104,846,438	96,784,353
Treasury stock at cost	(31,272,163)	(30,867,287)
Total shareholders’ equity	104,169,094	92,829,435
Total liabilities and shareholders’ equity	$363,429,200	$289,124,527

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2023	2022
Sales (including excise taxes of $564.6 million and $467.1 million, respectively)	$2,539,994,999	$2,010,798,385
Cost of sales	2,369,150,102	1,883,078,819
Gross profit	170,844,897	127,719,566
Selling, general and administrative expenses	137,301,668	101,474,359
Depreciation and amortization	7,576,646	3,643,840
	144,878,314	105,118,199
Operating income	25,966,583	22,601,367

Other expense (income):
Interest expense	8,550,431	2,249,552
Change in fair value of mandatorily redeemable non-controlling interest	1,307,599	1,476,986
Other (income), net	(1,193,840)	(2,600,675)
	8,664,190	1,125,863
Income from operations before income taxes	17,302,393	21,475,504
Income tax expense	5,706,000	6,473,380
Equity method investment earnings, net of tax	—	1,670,133
Net income available to common shareholders	$11,596,393	$16,672,257

Basic earnings per share available to common shareholders	$19.85	$29.37
Diluted earnings per share available to common shareholders	$19.46	$28.59

Basic weighted average shares outstanding	584,148	567,697
Diluted weighted average shares outstanding	595,850	583,062

Dividends paid per common share	$5.72	$5.72

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2021	883,589	$8,834	(332,220)	$(30,867,287)	$24,918,781	$83,552,298	$77,612,626
Dividends on common stock, $5.72 per share	—	—	—	—	—	(3,440,202)	(3,440,202)
Compensation expense and issuance of stock in connection with equity-based awards	33,420	334	—	—	1,984,420	—	1,984,754
Net income available to common shareholders	—	—	—	—	—	16,672,257	16,672,257
Balance, September 30, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,903,201	$96,784,353	$92,829,435
Dividends on common stock, $5.72 per share	—	—	—	—	—	(3,534,308)	(3,534,308)
Compensation expense and issuance of stock in connection with equity-based awards	26,263	263	—	—	3,682,187	—	3,682,450
Repurchase of common stock	—	—	(2,363)	(404,876)	—	—	(404,876)
Net income available to common shareholders	—	—	—	—	—	11,596,393	11,596,393
Balance, September 30, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,585,388	$104,846,438	$104,169,094

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September	September
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$11,596,393	$16,672,257
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	7,161,468	3,572,953
Amortization	415,178	70,887
Equity method investment earnings, net of tax	—	(1,670,133)
Gain on re-valuation of equity method investment to fair value	—	(2,387,411)
(Gain) loss on sales of property and equipment	(133,659)	(140,139)
Equity-based compensation	2,717,370	3,103,320
Deferred income taxes	2,589,372	797,360
Provision for losses on doubtful accounts	(133,924)	(32,420)
Inventory allowance	(138,820)	212,637
Change in fair value of mandatorily redeemable non-controlling interest	1,307,599	1,476,986
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	(138,956)	3,032,876
Inventories	(7,728,394)	3,240,946
Prepaid and other current assets	(679,229)	(5,344,754)
Equity method investment distributions	—	1,095,467
Other assets	(163,340)	(730,391)
Accounts payable	2,213,085	332,400
Accrued expenses and accrued wages, salaries and bonuses	1,574,050	2,482,409
Other long-term liabilities	298,914	(653,419)
Income taxes payable and receivable	(1,034,889)	(2,241,755)
Net cash flows from (used in) operating activities	19,722,218	22,890,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,561,347)	(14,691,799)
Proceeds from sales of property and equipment	151,808	152,000
Principal payment received on note receivable	—	175,000
Cash acquired in business combination	—	7,958
Acquisition of Henry's (See Note 2)	(54,865,303)	—
Net cash flows from (used in) investing activities	(66,274,842)	(14,356,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	2,512,309,723	2,042,679,688
Repayments under revolving credit facilities	(2,463,134,172)	(2,041,106,459)
Proceeds from borrowings on long-term debt	7,000,000	—
Principal payments on long-term debt	(2,349,065)	(4,909,548)
Proceeds from exercise of stock options	—	173,590
Repurchase of common stock	(404,876)	—
Dividends on common stock	(3,534,308)	(3,440,202)
Settlement and withholdings of equity-based awards	—	(1,280,749)
Redemption and distributions to non-controlling interest	(2,975,323)	(737,570)
Net cash flows from (used in) financing activities	46,911,979	(8,621,250)
Net change in cash	359,355	(88,015)
Cash, beginning of period	431,576	519,591
Cash, end of period	$790,931	$431,576

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,311,375	$2,210,828
Cash paid during the period for income taxes, net of refunds	4,141,370	7,915,225

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$1,015,534	$91,656
Effect of business acquisition (See Note 2)	—	23,308,624
Issuance of common stock in connection with the vesting and exercise of equity-based awards	2,044,805	2,280,783

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:

AMCON Distributing Company and Subsidiaries (“AMCON” or “the Company”) serves customers in 31 states and is primarily engaged in the wholesale distribution of consumer products in the Central, Rocky Mountain, Mid-South and Mid-Atlantic regions of the United States.

AMCON’s wholesale distribution business includes nine distribution centers that sell approximately 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON, through its Healthy Edge Inc. subsidiary, operates 17 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry natural supplements, organic and natural groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 62% and 66% of the Company’s consolidated revenue during fiscal 2023 and fiscal 2022, respectively, and 19% and 18% of the Company’s consolidated gross profit during fiscal 2023 and fiscal 2022, respectively.

(b) Accounting Period:

The Company’s fiscal year ends on September 30th, except for one non-wholly owned subsidiary whose fiscal year ends on the last Friday of September, and the fiscal years ended September 30, 2023 and September 30, 2022 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries including Henry’s Foods, Inc. (“Henry’s”) since February 2023 and, since May 2022, its non-wholly-owned equity investment in Team Sledd, LLC (“Team Sledd”). All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at September 2023 and September 2022 totaled approximately $3.3 million and $1.6 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facilities (see Note 7). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:

Accounts receivable consist primarily of amounts due to the Company from its normal business activities, including trade receivables from customers and other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. An allowance for doubtful accounts is maintained to reflect the expected uncollectibility of accounts receivable based on past collection history, evaluation of economic conditions as they may impact our customers, and specific risks identified in the portfolio. The Company determines the past due status of trade receivables based on our terms with each customer. Account balances are charged off against the allowance for doubtful accounts when collection efforts have been exhausted and the account receivable is deemed worthless. Any subsequent recoveries of charged off account balances are recorded as income in the period received. As of September 2023 and September 2022, receivables from transactions with customers, less allowance for doubtful accounts were $69.4 million and $60.3 million, respectively.

(f) Inventories:

At September 2023 and September 2022, inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.2 million and $1.1 million at September 2023 and September 2022, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2023	September 2022
Prepaid expenses	$4.3	$3.1
Prepaid inventory	9.3	9.6
	$13.6	$12.7

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

	Years
Land improvements	9	-	15
Buildings and improvements	5	-	40
Warehouse equipment	3	-	20
Furniture, fixtures and leasehold improvements	1	-	12
Vehicles	2	-	10

Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and the resulting gains or losses are reported as a component of operating income.

The Company reviews property and equipment for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the asset group are estimated over the asset’s useful life of the primary asset and based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the asset group may not be recoverable, the potential impairment is determined based on the amount by which the carrying value of the asset group exceeds the fair value of the asset group.  During fiscal 2022, the Company recorded an impairment of fixed assets in an amount less than $0.1 million as a result of Hurricane Ian. There was no impairment of any property and equipment during fiscal 2023.

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

(j) Goodwill and Intangible Assets:

Goodwill consists of the excess purchase price paid in certain business combinations over the fair value of assets acquired and generally represents synergies and economies of scale generated through reductions in selling, general, and administrative expenses. Intangible assets consist of trademarks, tradenames, and customer relationships acquired as part of acquisitions in addition to certain non-competition agreements. Goodwill and the trademarks and tradenames for our Retail Segment are considered to have indefinite lives.

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

Judgment regarding the level of influence over its equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. The Company evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing its equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and future prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified. See Note 2 “Acquisitions” for further information relating to the Company’s equity method investment.

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

(o) Share-Based Compensation:

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options are estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock units and restricted stock awards is based on the period ending closing price of the Company’s common stock. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award and is reflected in our Consolidated Statement of Operations under “Selling, general and administrative expenses.”

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

(s) Per-share Results:

Basic earnings or loss per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings or loss per share data are based on the weighted-average number of common shares outstanding and the effect of all dilutive potential common shares including stock options, restricted stock units and restricted stock awards.

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

(u) Fair Value Measurements:

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of trade accounts receivable, other receivables, accounts payable and other accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying amount of the Company’s variable and fixed rate debt also approximates fair value.

(v) Mandatorily Redeemable Non-Controlling Interest:

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s consolidated balance sheets represent the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. The Company has elected to present the MRNCI liability at fair value under ASC 825 – Financial Instruments (“ASC 825”) as it believes this best represents the potential future liability and cash flows. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the Consolidated Statements of Operations. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions.

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

(x) Accounting Pronouncements:

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for fiscal years beginning after December 15, 2022 (fiscal 2024 for the Company) with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material effect on its consolidated financial statements.

2. ACQUISITIONS

Henry’s Foods, Inc.

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

The Company paid cash consideration for the net acquired assets and their related values as of the acquisition date, measured in accordance with FASB ASC 805. In valuing identifiable intangible assets, the Company has estimated the fair value using the discounted cash flows methodology with the assistance of an independent valuation advisor. Inputs and projections used to measure the fair value as of the acquisition date included, but were not limited to, sales growth, gross profit estimates, royalty and customer retention rates, economic and industry conditions, working capital requirements and various other operational considerations. Henry’s is being reported as a component of the Company’s Wholesale Segment.

The following purchase price allocation reflects the amounts of identifiable assets and liabilities assumed:

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
	$3,607,000

The following table sets forth the unaudited supplemental financial data for Henry’s from the acquisition date through September 2023, which is included in the Company’s consolidated results for fiscal 2023.

Revenue	$220,636,797
Net income available to common shareholders	$2,448,853

Team Sledd, LLC

The Company and Chas. M. Sledd Company (“Sledd”), a West Virginia wholesale distributor serving the convenience store industry, jointly own and operate Team Sledd, a limited liability company which owns and operates Sledd’s wholesale distribution business.

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

Other intangible assets acquired consisted of the following:

	Acquisition-Date	Useful Life
Other Intangible Asset	Fair Value	(Years)
Customer list	$1,442,000	15
Non-competition agreement	222,000	3
	$1,664,000

Team Sledd’s summarized financial data prior to the Control Date for the period ended September 2022 was as follows:

For the year ended September 2022
Sales	$393,606,372
Gross profit	21,759,753
Net income before income taxes	4,498,190
Net income attributable to AMCON, net of tax	1,670,133

The following table sets forth the unaudited supplemental financial data for Team Sledd from the Control Date through September 2022, which is included in the Company’s consolidated results for fiscal 2022.

Revenue	$298,410,724
Net income available to common shareholders	$3,220,702

The following table presents unaudited supplemental pro forma information assuming the Company acquired Henry’s on October 1, 2021, in addition to holding a 64% interest in Team Sledd on October 1, 2021. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisitions occurred at that time.

	For the year ended September 2023	For the year ended September 2022
Revenue	$2,643,786,694	$2,733,975,410
Net income available to common shareholders	$11,764,886	$22,109,103

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

	For Fiscal Years
	2023	2022
	Basic	Basic
Weighted average number of common shares outstanding	584,148	567,697
Net income available to common shareholders	$11,596,393	$16,672,257
Net earnings per share available to common shareholders	$19.85	$29.37

	For Fiscal Years
	2023	2022
	Diluted	Diluted
Weighted average number of common shares outstanding	584,148	567,697
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	11,702	15,365
Weighted average number of shares outstanding	595,850	583,062
Net income available to common shareholders	$11,596,393	$16,672,257
Net earnings per share available to common shareholders	$19.46	$28.59

(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2023 and September 2022 consisted of the following:

	2023	2022
Land and improvements	$4,292,142	$2,747,857
Buildings and improvements	43,963,416	30,515,259
Warehouse equipment	23,894,049	17,488,059
Furniture, fixtures and leasehold improvements	16,869,932	14,190,976
Vehicles	12,962,265	4,531,831
Construction in progress	18,798,343	12,216,453
	120,780,147	81,690,435
Less accumulated depreciation:	(40,172,696)	(33,604,915)
Property and equipment, net	$80,607,451	$48,085,520

During fiscal 2023 and fiscal 2022, respectively, the Company capitalized approximately $0.8 million and $0.1 million of interest on funds borrowed to finance certain capital expenditures. Capitalized interest is recorded as part of an asset’s cost and will be depreciated over the asset’s useful life.

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

Leases consist of the following:

Assets	Classification	September 2023	September 2022
Operating	Operating lease right-of-use assets	$23,173,287	$19,941,009

Liabilities
Current:
Operating	Operating lease liabilities	$6,063,048	$6,454,473
Non-current:
Operating	Long-term operating lease liabilities	17,408,758	13,787,721
Total lease liabilities		$23,471,806	$20,242,194

The components of lease costs were as follows:

	Fiscal Year 2023	Fiscal Year 2022
Operating lease cost	$7,673,309	$6,690,239
Short-term lease cost	500,372	238,106
Variable lease cost	467,164	430,033
Net lease cost	$8,640,845	$7,358,378

Maturities of lease liabilities as of September 2023 were as follows:

Operating Leases
2024	$7,067,221
2025	5,905,993
2026	4,666,784
2027	3,189,966
2028	2,095,335
2029 and thereafter	3,828,522
Total lease payments	26,753,821
Less: interest	(3,282,015)
Present value of lease liabilities	$23,471,806

Weighted-average remaining lease term and weighted-average discount rate information regarding the Company’s leases were as follows:

Lease Term	September 2023	September 2022
Weighted-average remaining lease term (years):
Operating	5.2	4.0
Discount Rate
Weighted-average discount rate:
Operating	4.97%	4.09%

Other information regarding the Company’s leases were as follows:

	Fiscal Year 2023	Fiscal Year 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$7,642,556	$6,704,890
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$5,541,096	$5,854,111

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill at September 2023 and September 2022 was as follows:

	September	September
	2023	2022
Balance, beginning of period	$5,277,950	$4,436,950
Acquisitions (See Note 2)	500,375	841,000
Balance, end of period	$5,778,325	$5,277,950

Other intangible assets at September 2023 and September 2022 consisted of the following:

	September	September
	2023	2022
Customer lists (Wholesale Segment) (less accumulated amortization of $0.2 million at September 2023 and less than $0.1 million at September 2022)	$3,226,480	$1,401,945
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.1 million at September 2023 and less than $0.1 million at September 2022)	199,503	191,168
Tradename (Wholesale Segment) (less accumulated amortization of $0.1 million at September 2023)	1,358,952	—
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$5,284,935	$2,093,113

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represents amounts allocated to its wholesale reporting unit which totaled approximately $5.8 million and $5.3 million at September 2023 and September 2022, respectively. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2023 and September 2022.

At September 2023, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over three years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was $0.4 million and $0.1 million during fiscal 2023 and fiscal 2022, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at September 2023:

September
2023
Fiscal 2024	$537,701
Fiscal 2025	506,869
Fiscal 2026	463,703
Fiscal 2027	463,703
Fiscal 2028	451,043
Fiscal 2029 and thereafter	2,361,916
$4,784,935

7. DEBT:

The Company primarily finances its operations through three credit facility agreements (a) a facility that is an obligation of AMCON Distributing Company (the “AMCON Facility”), (b) a facility that is an obligation of Team Sledd (the “Team Sledd Facility” ) and (c) a facility that is an obligation of Henry’s (the “Henry’s Facility”), and collectively together (the “Facilities”) and long-term debt agreements with banks. The Team Sledd Facility and the Henry’s Facility are non- recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. In Q3 2023, the Company amended the Team Sledd Facility, increasing its aggregate borrowing capacity from $70.0 million to $80.0 million, extending the maturity date to March 2028, and adding certain real estate property as eligible borrowing collateral under the agreement.

At September 2023, the Facilities had a total combined borrowing capacity of $300.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027 and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at September 2023 was $239.1 million, of which $140.4 million was outstanding, leaving $98.7 million available.

The average interest rate of the Facilities was 7.03% at September 2023. During fiscal 2023, the peak borrowings under the Facilities was $159.7 million, and the average borrowings and average availability under the Facilities was $124.3 million and $86.4 million, respectively.

LONG-TERM DEBT

In addition to the Facilities, the Company also had the following long-term obligations at September 2023 and September 2022.

	2023	2022
Unsecured note payable, interest payable at a fixed rate of 4.50% with quarterly installments of principal and interest of $49,114 through June 2023 with remaining principal due September 2023	—	968,589
Note payable, interest payable at a fixed rate of 4.10% with monthly installments of principal and interest of $53,361 through June 2033 with remaining principal due July 2033, collateralized by Team Sledd's principal office and warehouse	5,174,188	5,572,766
Note payable, interest payable at a fixed rate of 3.25% with monthly installments of principal and interest of $17,016 through August 2034 with remaining principal due September 2034, collateralized by Team Sledd's principal office and warehouse	1,891,638	2,052,327
Note payable with monthly installments of principal and interest of $7,934 through February 2025 with remaining principal due March 2025, and an effective variable rate of 7.58% at September 2023, collateralized by certain of Team Sledd's equipment	288,237	385,887
Note payable, interest payable at a fixed rate of 6.04% with monthly installments of principal and interest of $135,469 through February 2028, collateralized by certain of Henry's equipment	6,276,441	—
	13,630,504	8,979,569
Less current maturities	(1,955,065)	(1,595,309)
	$11,675,439	$7,384,260

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2024	$1,955,065
2025	2,155,322
2026	2,070,599
2027	2,185,096
2028	1,345,134
2029 and thereafter	3,919,288
$13,630,504

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at September 2023.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at September 2023. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at September 2023.

Other

The Company has issued a letter of credit for $0.5 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

8. INCOME TAXES:

The components of income tax expense from operations for fiscal 2023 and fiscal 2022 consisted of the following:

	2023	2022
Current: Federal	$2,324,897	$4,437,197
Current: State	791,731	1,238,823
	3,116,628	5,676,020
Deferred: Federal	2,199,672	677,357
Deferred: State	389,700	120,003
	2,589,372	797,360
Income tax expense	$5,706,000	$6,473,380

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and the amount that would be calculated using the statutory income tax rate of 21% for both fiscal 2023 and fiscal 2022 on income from operations before income taxes is as follows:

	2023	2022
Tax at statutory rate	$3,633,503	$4,509,855
Nondeductible business expenses	1,313,864	1,333,491
State income taxes, net of federal tax benefit	924,567	1,072,735
Tax attributable to non-controlling interest	(443,831)	(298,305)
Other	277,897	(144,396)
	$5,706,000	$6,473,380

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to net deferred tax assets (liabilities) at September 2023 and September 2022 relates to the following:

	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$253,252	$281,927
Accrued expenses	273,313	1,090,219
Inventory	533,723	414,239
Other	618,256	163,399
Interest expense limitation	753,451	—
Net operating loss carry forwards - state	697,013	697,013
Total gross deferred tax assets	3,129,008	2,646,797
Less: Valuation allowance	(697,013)	(697,013)
Total net deferred tax assets	2,431,995	1,949,784
Deferred tax liabilities:
Trade discounts	471,126	418,660
Operating lease, right-of-use assets	97,468	91,954
Property and equipment	5,725,493	2,337,447
Goodwill	921,799	921,799
Other	—	412,221
Intangible assets	134,069	96,291
Total deferred tax liabilities	7,349,955	4,278,372
Total net deferred income tax liability	$4,917,960	$2,328,588

The Company had a valuation allowance of approximately $0.7 million at both September 2023 and September 2022, against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2023 or fiscal 2022, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2020 and forward remain open under U.S. and state statutes.

9. MANDATORILY REDEEMABLE NON-CONTROLLING INTEREST

MRNCI recorded on the Company’s consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. During April 2023, Team Sledd redeemed certain membership interests from its non-controlling interest, which increased the Company’s ownership interest to approximately 64% as of September 2023. The Company owned approximately 56% of Team Sledd as of September 2022. The Company has elected to present the MRNCI liability at fair value under ASC 825 as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at September 2023 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. At September 2023, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.7 million. The following table presents changes in the fair value of the MRNCI since September 2022:

Fair value of MRNCI as of September 2022	$11,158,555
Redemption of non-controlling interests	(1,812,558)
Distributions to non-controlling interest	(1,162,765)
Change in fair value	1,307,599
Fair value of MRNCI as of September 2023	$9,490,831
Less current portion at fair value	(1,703,604)
$7,787,227

10. PROFIT SHARING PLANS:

The Company sponsors two profit sharing plans (i.e., section 401(k) plans) covering substantially all employees. One plan (“the AMCON Plan”) covers the employees not employed by Team Sledd. The other plan (the “Team Sledd Plan” and together with the AMCON Plan, “the Plans”) covers the employees of Team Sledd. The Plans allow employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. Under the AMCON Plan, the Company matches 100% of the first 2% contributed and 50% of the next 4% contributed for a maximum match of 4% of employee compensation. Under the Team Sledd Plan, the Company matches 100% of employee contributions up to 5%. The Company made matching contributions (net of employee forfeitures) to the Plans of approximately $1.6 million in fiscal 2023 and $1.2 million in fiscal 2022.

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

The Company’s liabilities for unpaid and incurred, but not reported claims, for workers’ compensation, general liability, and health insurance was $2.2 million at September 2023 and $1.9 million at September 2022. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self-insured liabilities reserve is set forth below (in millions):

	2023	2022
Beginning balance	$1.9	$1.5
Charged to expense	11.7	8.3
Payments	(11.4)	(7.9)
Ending balance	$2.2	$1.9

12. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plans

The Company has three equity-based incentive plans, the 2014 Omnibus Incentive Plan, the 2018 Omnibus Incentive Plan, and the 2022 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 195,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2023, awards with respect to a total of 125,998 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 69,002 shares may be awarded under the Omnibus Plans.

Restricted Stock Units

At September 2023, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock unit awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

Restricted Stock Units (1)
Date of award:	October 2020
Original number of awards issued:	20,500
Service period:	36 months
Estimated fair value of award at grant date:	$1,415,000
Non-vested awards outstanding at September 2023:	6,834
Fair value of non-vested awards at September 2023 of approximately:	$1,408,000
(1)	13,666 of the restricted stock units were vested as of September 2023. The remaining 6,834 restricted stock units will vest in October 2023.

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

Income from operations before income taxes included compensation expense related to the amortization of the Company’s restricted stock unit awards of approximately $1.1 million during fiscal 2023 and $2.3 million during fiscal 2022. These amounts were recorded as accrued expenses in the Company’s Consolidated Balance Sheets at both September 2023 and September 2022. The tax benefit related to this compensation expense was approximately $0.3 million in fiscal 2023 and $0.6 million in fiscal 2022. The total intrinsic value of restricted stock units vested during fiscal 2023 and fiscal 2022 was approximately $2.4 million and $3.5 million, respectively.

At September 2023, there was no unamortized compensation expense for these awards based on the grant date fair value.

The following summarizes restricted stock unit activity under the Omnibus Plans during fiscal 2023:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock units at September 2022	18,519	$210.00
Granted	—	—
Vested	(11,685)	181.92
Expired	—	—
Nonvested restricted stock units at September 2023	6,834	$206.00

Restricted Stock Awards

At September 2023, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Awards (1)	Restricted Stock Awards (2)
Date of award:	October 2021	October 2022
Original number of awards issued:	15,100	15,100
Service period:	36 months	36 months
Estimated fair value of award at grant date:	$2,089,000	2,824,000
Non-vested awards outstanding at September 2023:	10,067	15,100
Fair value of non-vested awards at September 2023 of approximately:	$2,074,000	3,111,000
(1)	5,033 of the restricted stock awards were vested as of September 2023. 5,033 restricted stock awards will vest in October 2023 and 5,034 will vest in October 2024.
(2)	The 15,100 restricted stock awards will vest in equal amounts in October 2023, October 2024 and October 2025.

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

The following summarizes restricted stock award activity under the Omnibus Plans during fiscal 2023:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock awards at September 2022	15,100	$210.00
Granted	15,100	187.02
Vested	(5,033)	186.26
Expired	—	—
Nonvested restricted stock awards at September 2023	25,167	$206.00

Income from operations before income taxes included compensation expense related to the amortization of the Company’s restricted stock awards of approximately $1.6 million during fiscal 2023 and $0.7 million during fiscal 2022. The tax benefit related to this compensation expense was approximately $0.4 million in fiscal 2023 and $0.2 million in fiscal 2022. At September 2023, total unamortized compensation expense related to restricted stock awards was approximately $2.6 million. This unamortized compensation expense is expected to be amortized over approximately the next 16 months.

13. BUSINESS SEGMENTS:

The Company has two reportable business segments: the wholesale distribution of consumer products which includes Team Sledd and Henry’s (the Wholesale Segment), and the retail sale of health and natural food products (the Retail Segment). The aggregation of the Company’s business operations into these business segments was based on a range of considerations including but not limited to the characteristics of each business, similarities in the nature and type of products sold, customer classes, methods used to sell the products and economic profiles. Included in the “Other” column are intercompany eliminations, equity method investment earnings, net of tax and assets held and charges incurred and income earned by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income (loss) from operations before taxes. Certain amounts in prior year periods have been reclassified to conform with the current presentation.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2023:
External revenue:
Cigarettes	$1,586,303,595	$—	$—	$1,586,303,595
Tobacco	462,509,541	—	—	462,509,541
Confectionery	162,614,409	—	—	162,614,409
Health food	—	43,119,285	—	43,119,285
Foodservice & other	285,448,169	—	—	285,448,169
Total external revenue	2,496,875,714	43,119,285	—	2,539,994,999
Depreciation	5,856,980	1,304,488	—	7,161,468
Amortization	415,178	—	—	415,178
Operating income (loss)	39,701,536	(720,104)	(13,014,849)	25,966,583
Interest expense	—	—	8,550,431	8,550,431
Income (loss) from operations before taxes	38,653,470	214,203	(21,565,280)	17,302,393
Total assets	345,459,274	16,985,699	984,227	363,429,200
Capital expenditures	11,413,999	1,071,226	—	12,485,225

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2022:
External revenue:
Cigarettes	$1,328,196,494	$—	$—	$1,328,196,494
Tobacco	342,997,425	—	—	342,997,425
Confectionery	117,227,090	—	—	117,227,090
Health food	—	46,206,417	—	46,206,417
Foodservice & other	176,170,959	—	—	176,170,959
Total external revenue	1,964,591,968	46,206,417	—	2,010,798,385
Depreciation	2,366,108	1,206,845	—	3,572,953
Amortization	70,887	—	—	70,887
Operating income (loss)	35,597,978	526,509	(13,523,120)	22,601,367
Interest expense	—	—	2,249,552	2,249,552
Income (loss) from operations before taxes	34,225,516	569,797	(13,319,809)	21,475,504
Equity method investment earnings, net of tax	—	—	1,670,133	1,670,133
Total assets	271,202,838	17,208,581	713,108	289,124,527
Capital expenditures	13,327,713	1,327,493	—	14,655,206

14. TREASURY STOCK:

The Company repurchased a total of 2,363 shares of its common stock during fiscal 2023 for cash totaling approximately $0.4 million. The Company did not repurchase any shares of its common stock during fiscal 2022. All repurchased shares were recorded in treasury stock at cost.

15. SUBSEQUENT EVENT:

On October 24, 2023, the Compensation Committee of the Company’s Board of Directors awarded 15,100 shares of restricted stock to members of the Company’s executive management team, which include a three-year graded vesting schedule.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing implementation of internal controls over financial reporting related to the acquisition of Henry’s Foods, Inc., (“Henry’s”) there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 3, 2023, the Company completed its acquisition of Henry’s. The Company is in the process of evaluating the existing controls and procedures of Henry’s and integrating Henry’s into the internal control over financial reporting processes of the Company. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded Henry’s from the assessment of the effectiveness of internal control over financial reporting as of September 30, 2023. Henry’s accounted for $59.7 million of our consolidated total assets and $220.6 million of our consolidated sales as of and for the fiscal year ended September 30, 2023, respectively. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Henry’s that are included in internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Executive Change in Control Severance Plan

On November 6, 2023, the Compensation Committee of the Company's Board of Directors adopted and approved the AMCON Distributing Company Executive Change in Control Severance Plan, effective as of November 6, 2023 (the “Severance Plan”). The Severance Plan is intended to be a top-hat welfare benefit plan under ERISA. The primary purpose of the Severance Plan is to provide financial protection to certain executives of the Company, including the Company’s named executive officers, in the event of their qualifying termination of employment in connection with a change in control of the Company.

The Compensation Committee of the Board serves as the administrator (the “Administrator”) of the Severance Plan and selects those executive officers of the Company who will be eligible to participate in the Severance Plan (the “Eligible Executives”). The Severance Plan replaces and supersedes any prior severance-related agreements between the Company and any Eligible Executives, including that certain severance letter agreement between the Company and our Chief

Executive Officer, dated December 29, 2006. Any benefits received by an Eligible Executive pursuant to the Severance Plan will be in lieu of any general severance policy or other change in control severance plan maintained by the Company.

Eligible Executives are entitled to certain benefits under the Severance Plan if the Eligible Executive experiences a “Qualifying CIC Termination” as such term is defined under the Severance Plan. A Qualifying CIC Termination is generally defined to be (i) an involuntary termination of an Eligible Executive's Employment with the Company without "Cause" and other than as a result of the Eligible Executive's death or "Disability" or (ii) a voluntary termination of an Eligible Executive's employment by the Eligible Executive as a result of "Good Reason," in each case, occurring during the term of the plan or for two years following a “Change in Control” or during the pendency of a “Potential Change in Control” (as each such capitalized term is defined under the Severance Plan).

If an Eligible Executive experiences a Qualifying CIC Termination, the Eligible Executive will, within the five-day period following the Eligible Executive’s termination date, be paid a cash severance payment in an amount equal to the sum of:

●	two times (in the case of our named executive officers, and one times or one-half times for other Eligible Executives) the Eligible Executive’s annual base salary as of the Eligible Executive’s termination date (or, in the event the Eligible Executive has terminated his or her employment with "Good Reason" attributable to a material diminution of his or her base salary, the base salary in effect immediately before such reduction)
●	two times (in the case of our named executive officers, and one times or one-half times for other Eligible Executives) the greater of (i) the amount of the bonus the Eligible Executive would have received under the Company’s annual bonus plan for the year in which the Eligible Executive’s termination date occurred, if an “at target” level of performance was achieved for the plan year and the Eligible Executive had remained employed through the end of the plan year or (ii) the average actual bonus that the Eligible Executive received during the two immediately preceding full annual bonus period cycles;
●	the pro rata portion of the amount of the annual bonus the Eligible Executive would have received under the Company’s annual bonus plan for the year in which the Eligible Executive’s termination date occurred, if an “at target” level of performance was achieved for the plan year and the Eligible Executive had remained employed through the end of the plan year; and
●	the aggregate COBRA continuation premium cost of 24 months of coverage under the Company’s health, vision, and dental plans for the Eligible Executive and his or her dependents, if any, that were enrolled in such plans before the termination.

In addition, immediately before the Eligible Executive's termination date, all equity awards held by an Eligible Executive will vest, without regard to any vesting schedule, restriction or performance target, and automatically become fully exercisable, fully vested or fully payable, as the case may be.

The Severance Plan does not provide for a gross-up payment to the Eligible Executive in the event that the Eligible Executive is subject to an excise tax under Internal Revenue Code Section 4999(a). The Severance Plan contains provisions for adjustment to the timing of payments to minimize accelerated or additional tax pursuant to Internal Revenue Code Section 409A. Claims for benefits under the Severance Plan are governed by the Severance Plan’s claims procedure.

The Severance Plan became effective on November 6, 2023, and will continue in effect until terminated by the Administrator in accordance with the terms of the plan. The Administrator may amend the Severance Plan from time to time; provided that if such an amendment would materially and adversely affect the rights of certain Eligible Executives, the Company must obtain the Eligible Executive’s written consent to the amendment for certain specified periods of time. The Administrator also has the authority to construe and interpret the terms of the Severance Plan provided such interpretations are made in good faith and consistent with the terms and conditions of the plan.

The foregoing summary of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Plan, a copy of which is filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

Indemnification Agreements

On November 6, 2023, the Company's Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into with each of the Company's directors and executive officers. The Board also authorized the Company to enter into Indemnification Agreements with future directors and executive officers of the Company that may be designated from time to time by the Board.

The Indemnification Agreement supplements and clarifies existing indemnification provisions of the Company’s Restated Certificate of Incorporation and Amended and Restated By-laws and, in general, requires the Company, to the extent permitted under applicable law, to indemnify such persons against all expenses, judgments and fines incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they are or were directors, officers, employees or agents of the Company or any subsidiary of the Company or are or were serving at the request of the Company in certain capacities for any other enterprise. The Indemnification Agreement also establishes processes and procedures for indemnification claims, advancement of expenses and costs and other determinations with respect to indemnification.

The foregoing summary of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

Amended and Restated Bylaws

On November 6, 2023, the Company's Board of Directors approved an amendment to Section 2 of Article V (Indemnification) of the Company's Amended and Restated By-laws to reduce the time periods in which an indemnitee may bring suit to enforce the indemnitee's rights under Article V in the event that the Company fails to pay a claim within the time periods specified thereunder.

The foregoing summary of the amendment to the Company's Amended and Restated By-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the Company's Amended and Restated By-laws, as amended by the Board of Directors on November 6, 2023, a copy of which (marked to show changes from the prior version) is filed as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the January 2024 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Delinquent Section 16(a) Reports”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

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

3.2	Amended and Restated Bylaws of AMCON Distributing Company dated November 6, 2023
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of AMCON’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on August 15, 1994)
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
10.3

Second Amendment to Second Amended and Restated Loan and Security Agreement, date July 16, 2013, between AMCON Distributing Company and Bank of America, (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2013)

10.4

Third Amendment to Second Amended and Restated Loan and Security Agreement, dated November 6, 2017, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.16 of AMCON’s Annual Report on Form 10-K filed on November 8, 2017)

10.5

Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 20, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on March 24, 2020)

10.6

Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 22, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on January 19, 2021)

10.7

Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 21, 2021, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)

10.8

Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated June 30, 2022, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on July 6, 2022)

10.9

Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated February 2, 2023, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.10	LIBOR Transition Amendment, dated June 30, 2022 (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)
10.11

Credit Agreement dated March 27, 2020 between Team Sledd, LLC and First National Bank of Pennsylvania, as agent (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.12

First Amendment to Credit Agreement dated April 9, 2021 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.13

Second Amendment to Credit Agreement dated October 4, 2021 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.5 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.14

Third Amendment to Credit Agreement dated October 3, 2022 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.13 of AMCON’s Annual Report on Form 10-K filed on November 23, 2022)

10.15

Fourth Amendment to Credit Agreement dated April 27, 2023 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2023)

10.16	Asset Purchase Agreement dated December 7, 2022 (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2023)
10.17

Loan and Security Agreement, dated February 3, 2023 between LOL Foods, Inc., HF Real Estate LLC and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.18

Master Loan and Security Agreement, dated February 1, 2023 between LOL Foods, Inc. and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.19

AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

10.20	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.21	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.22	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)*
10.23	2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.24	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.25	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.26	Form of Restricted Stock Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)*
10.27	2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on January 20, 2022)*
10.28	Form of Restricted Stock Award Agreement under the 2022 Omnibus Incentive Plan*
10.29	AMCON Distributing Company Executive Change in Control Severance Plan dated November 6, 2023*
10.30	Form of Indemnification Agreement dated November 6, 2023*
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation
101	Inline XBRL Interactive Data File (filed herewith electronically).
104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

*        Represents management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2023	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2023	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 8, 2023	/s/ Charles J. Schmaderer
Charles J. Schmaderer
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

November 8, 2023	/s/ Andrew C. Plummer
Andrew C. Plummer
President, Chief Operating Officer and Director

November 8, 2023	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 8, 2023	/s/ John R. Loyack
John R. Loyack
Director

November 8, 2023	/s/ Stanley Mayer
Stanley Mayer
Director

November 8, 2023	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)