Form 10-Q
period 2023-12-31
AMCON DISTRIBUTING CO
filed 2024-01-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The Registrant had 630,362 shares of its $.01 par value common stock outstanding as of January 17, 2024.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2023 and September 30, 2023

	December	September
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$996,695	$790,931
Accounts receivable, less allowance for credit losses of $2.3 million at December 2023 and $2.4 million at September 2023	68,822,905	70,878,420
Inventories, net	158,167,362	158,582,816
Income taxes receivable	1,517,687	1,854,484
Prepaid expenses and other current assets	13,926,848	13,564,056
Total current assets	243,431,497	245,670,707

Property and equipment, net	81,730,692	80,607,451
Operating lease right-of-use assets, net	23,345,042	23,173,287
Goodwill	5,778,325	5,778,325
Other intangible assets, net	5,150,510	5,284,935
Other assets	2,936,861	2,914,495
Total assets	$362,372,927	$363,429,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,059,086	$43,099,326
Accrued expenses	13,788,439	14,922,279
Accrued wages, salaries and bonuses	5,160,357	8,886,529
Current operating lease liabilities	6,019,749	6,063,048
Current maturities of long-term debt	1,972,096	1,955,065
Current mandatorily redeemable non-controlling interest	1,757,236	1,703,604
Total current liabilities	72,756,963	76,629,851

Credit facilities	140,073,953	140,437,989
Deferred income tax liability, net	5,385,163	4,917,960
Long-term operating lease liabilities	17,646,454	17,408,758
Long-term debt, less current maturities	11,167,890	11,675,439
Mandatorily redeemable non-controlling interest, less current portion	7,933,339	7,787,227
Other long-term liabilities	523,157	402,882

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 630,362 shares outstanding at December 2023 and 608,689 shares outstanding at September 2023	9,648	9,431
Additional paid-in capital	32,521,091	30,585,388
Retained earnings	105,627,432	104,846,438
Treasury stock at cost	(31,272,163)	(31,272,163)
Total shareholders’ equity	106,886,008	104,169,094
Total liabilities and shareholders’ equity	$362,372,927	$363,429,200

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2023 and 2022

	For the three months ended December
	2023	2022
Sales (including excise taxes of $138.1 million and $130.3 million, respectively)	$644,959,073	$565,989,507
Cost of sales	601,658,151	531,019,924
Gross profit	43,300,922	34,969,583
Selling, general and administrative expenses	37,258,677	28,379,186
Depreciation and amortization	2,219,168	1,070,886
	39,477,845	29,450,072
Operating income	3,823,077	5,519,511

Other expense (income):
Interest expense	2,311,513	1,694,158
Change in fair value of mandatorily redeemable non-controlling interest	199,744	(54,916)
Other (income), net	(563,141)	(53,532)
	1,948,116	1,585,710
Income from operations before income taxes	1,874,961	3,933,801
Income tax expense	804,000	1,304,800
Net income available to common shareholders	$1,070,961	$2,629,001

Basic earnings per share available to common shareholders	$1.80	$4.52
Diluted earnings per share available to common shareholders	$1.78	$4.46

Basic weighted average shares outstanding	595,623	581,612
Diluted weighted average shares outstanding	603,300	589,881

Dividends paid per common share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three months ended December 31, 2023 and 2022

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED DECEMBER 2022
Balance, October 1, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,903,201	$96,784,353	$92,829,435
Dividends on common stock, $5.18 per share	—	—	—	—	—	(3,200,650)	(3,200,650)
Compensation expense and issuance of stock in connection with equity-based awards	26,263	263	—	—	2,453,953	—	2,454,216
Net income available to common shareholders	—	—	—	—	—	2,629,001	2,629,001
Balance, December 31, 2022	943,272	$9,431	(332,220)	$(30,867,287)	$29,357,154	$96,212,704	$94,712,002

THREE MONTHS ENDED DECEMBER 2023
Balance, October 1, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,585,388	$104,846,438	$104,169,094
Dividends on common stock, $0.46 per share	—	—	—	—	—	(289,967)	(289,967)
Compensation expense and issuance of stock in connection with equity-based awards	21,673	217	—	—	1,935,703	—	1,935,920
Net income available to common shareholders	—	—	—	—	—	1,070,961	1,070,961
Balance, December 31, 2023	964,945	$9,648	(334,583)	$(31,272,163)	$32,521,091	$105,627,432	$106,886,008

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2023 and 2022

	December	December
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$1,070,961	$2,629,001
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	2,084,743	1,028,353
Amortization	134,425	42,533
(Gain) loss on sales of property and equipment	(53,287)	(36,000)
Equity-based compensation	571,137	390,570
Deferred income taxes	467,203	1,145,822
Provision for credit losses	(91,969)	(496,332)
Inventory allowance	30,988	141,087
Change in fair value of mandatorily redeemable non-controlling interest	199,744	(54,916)
Changes in assets and liabilities:
Accounts receivable	2,147,484	8,381,282
Inventories	384,466	(50,699,513)
Prepaid and other current assets	(362,792)	45,110
Other assets	(22,366)	199,411
Accounts payable	1,627,403	(6,602,785)
Accrued expenses and accrued wages, salaries and bonuses	(3,649,088)	(4,794,015)
Other long-term liabilities	120,275	48,921
Income taxes payable and receivable	336,797	158,978
Net cash flows from (used in) operating activities	4,996,124	(48,472,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,947,143)	(1,455,405)
Proceeds from sales of property and equipment	124,803	36,000
Net cash flows from (used in) investing activities	(3,822,340)	(1,419,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	603,650,771	639,488,133
Repayments under revolving credit facilities	(604,014,807)	(589,262,053)
Principal payments on long-term debt	(490,518)	(202,396)
Dividends on common stock	(113,466)	(111,220)
Net cash flows from (used in) financing activities	(968,020)	49,912,464
Net change in cash	205,764	20,566
Cash, beginning of period	790,931	431,576
Cash, end of period	$996,695	$452,142

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,235,562	$1,458,843

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$347,891	$28,183
Dividends declared, not paid	176,501	3,089,430
Issuance of common stock in connection with the vesting of equity-based awards	1,296,372	2,044,805

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) operate two business segments:

●	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers in 31 states and primarily operate in the Central, Rocky Mountain, Mid-South and Mid-Atlantic regions of the United States.

●	Our retail health food segment (“Retail Segment”) operates 15 health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States, serving approximately 7,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2023, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

Our Retail Segment operates 15 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 36,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th, except for one non-wholly owned subsidiary whose fiscal year ends on the last Friday of September. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three-month fiscal periods ended December 31, 2023 and December 31, 2022 have been referred to throughout this Quarterly Report as Q1 2024 and Q1 2023, respectively. The fiscal balance sheet dates as of December 31, 2023 and September 30, 2023 have been referred to as December 2023 and September 2023, respectively.

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncement Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models, and methods for estimating expected credit losses. The Company adopted ASU 2016-13 on October 1, 2023. The adoption of ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements.

Accounts Receivable:

In accordance with the Company’s accounts receivable policy, accounts receivable primarily consists of customer trade receivables arising in the ordinary course of business. These receivables are recorded net of an allowance for expected credit losses. The Company evaluates the expected uncollectibility of accounts receivable based on a combination of factors, including but not limited to, past collection history, customer credit terms, industry, regulatory and economic conditions, and any customer specific risks, including credit concentration risks. The Company determines the past due status of trade receivables based on our payment terms with each customer. If the Company becomes aware of a specific customer’s inability to meet its financial obligations, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company may record a specific reserve for expected credit losses to reduce the related receivable to the amount it reasonably believes is collectible. Account balances are charged off against the allowance for credit losses when collection efforts have been exhausted and the account receivable is deemed worthless. Any subsequent recoveries of charged off account balances are recorded as income in the period received.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for the Company), and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted.

2. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.2 million at both December 2023 and September 2023. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow-moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 2023 and September 2023 was as follows:

	December	September
	2023	2023
Wholesale Segment	$5,778,325	$5,778,325

Other intangible assets at December 2023 and September 2023 consisted of the following:

	December	September
	2023	2023
Customer lists (Wholesale Segment) (less accumulated amortization of $0.3 million at December 2023 and $0.2 million at September 2023)	$3,168,947	$3,226,480
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.1 million at both December 2023 and September 2023)	176,253	199,503
Tradename (Wholesale Segment) (less accumulated amortization of $0.2 million at December 2023 and $0.1 million at September 2023)	1,305,310	1,358,952
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$5,150,510	$5,284,935

Goodwill and Retail Segment trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its wholesale reporting unit which totaled approximately $5.8 million at both December 2023 and September 2023. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2023.

At December 2023, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over three years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million for the three-month period ended December 2023 and less than $0.1 million for the three-month period ended December 2022.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at December 2023:

December
2023
Fiscal 2024 (1)	$403,276
Fiscal 2025	506,869
Fiscal 2026	463,703
Fiscal 2027	463,703
Fiscal 2028	451,043
Fiscal 2029 and thereafter	2,361,916
$4,650,510
(1)	Represents amortization for the remaining nine months of Fiscal 2024.

4. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three-month periods ended December 2023 and December 2022. During Q1 2024, the Company declared a $0.28 per share special dividend totaling approximately $0.2 million that was included in accrued expenses on the condensed consolidated balance sheet at December 2023 and was paid in Q2 2024. During Q1 2023, the Company declared a $5.00 per share special dividend totaling approximately $3.1 million that was paid in Q2 2023.

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

	For the three months ended December
	2023		2022
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	595,623	595,623	581,612	581,612
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	7,677	—	8,269
Weighted average number of shares outstanding	595,623	603,300	581,612	589,881
Net income available to common shareholders	$1,070,961	$1,070,961	$2,629,001	$2,629,001

Net earnings per share available to common shareholders	$1.80	$1.78	$4.52	$4.46

(1) Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

6. DEBT

The Company primarily finances its operations through three credit facility agreements (a) a facility that is an obligation of AMCON Distributing Company (the “AMCON Facility”), (b) a facility that is an obligation of Team Sledd (the “Team Sledd Facility”) and (c) a facility that is an obligation of Henry’s (the “Henry’s Facility”) (collectively, the “Facilities”) and long-term debt agreements with banks. The Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company.

At December 2023, the Facilities had a total combined borrowing capacity of $300.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027 and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at December 2023 was $228.6 million, of which $140.1 million was outstanding, leaving $88.5 million available.

The average interest rate of the Facilities was 7.17% at December 2023. For the three months ended December 2023, the peak borrowings under the Facilities was $156.8 million, and the average borrowings and average availability under the Facilities was $125.2 million and $86.8 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at December 2023. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at December 2023.

Other

The Company has issued a letter of credit for $1.1 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

7. INCOME TAXES

The change in the Company’s effective income tax rate for the three-month period ended December 2023 as compared to the respective prior year period was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and higher effective state income tax rates between the comparative periods.

8. MANDATORILY REDEEMABLE NON-CONTROLLING INTEREST

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s condensed consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. The Company owned approximately 64% of Team Sledd as of both December 2023 and September 2023. The Company has elected to present the MRNCI liability at fair value under ASC 825 – Financial Instruments as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at December 2023 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the Condensed Consolidated Statements of Operations. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate. At December 2023, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.8 million. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions. The following table presents changes in the fair value of the MRNCI since September 2023:

Fair value of MRNCI as of September 2023	$9,490,831
Redemption of non-controlling interests	—
Distributions to non-controlling interest	—
Change in fair value	199,744
Fair value of MRNCI as of December 2023	$9,690,575
Less current portion at fair value	(1,757,236)
$7,933,339

9. EQUITY-BASED INCENTIVE AWARDS

The Company has three equity-based incentive plans, the 2014 Omnibus Incentive Plan, the 2018 Omnibus Incentive Plan, and the 2022 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 195,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2023, awards with respect to a total of 140,837 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 54,163 shares may be awarded under the Omnibus Plans.

Restricted Stock Units

During October 2023, the remaining 6,834 restricted stock units vested, and there were no unvested restricted stock units remaining as of December 2023.

The following summarizes restricted stock unit activity under the Omnibus Plans during Q1 2024:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock units at September 2023	6,834	$206.00
Granted	—	—
Vested	(6,834)	195.99
Expired	—	—
Nonvested restricted stock units at December 2023	—	$—

Restricted Stock Awards

At December 2023, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Awards (1)	Restricted Stock Awards (2)	Restricted Stock Awards (3)
Date of award:	October 2021	October 2022	October 2023
Original number of awards issued:	15,100	15,100	15,100
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date:	$2,089,000	$2,824,000	2,762,000
Non-vested awards outstanding at December 2023:	5,034	10,067	15,100
Fair value of non-vested awards at December 2023 of approximately:	$982,000	$1,963,000	2,945,000

(1)	10,066 of the restricted stock awards were vested as of December 2023. The remaining 5,034 restricted stock awards will vest in October 2024.
(2)	5,033 of the restricted stock awards were vested as of December 2023. 5,033 restricted stock awards will vest in October 2024 and 5,034 will vest in October 2025.
(3)	The 15,100 restricted stock awards will vest in equal amounts in October 2024, October 2025 and October 2026.

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

The following summarizes restricted stock award activity under the Omnibus Plans during Q1 2024:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock awards at September 2023	25,167	$206.00
Granted	15,100	182.89
Vested	(10,066)	189.87
Expired	—	—
Nonvested restricted stock awards at December 2023	30,201	$195.00

Income from operations before income taxes included compensation expense related to the amortization of the Company’s restricted stock awards of approximately $0.6 million and $0.4 million during Q1 2024 and Q1 2023, respectively. Total unamortized compensation expense related to these awards at December 2023 and September 2023 was approximately $4.7 million and $2.6 million, respectively.

10. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products which includes Team Sledd and Henry’s (the Wholesale Segment), and the retail sale of health and natural food products (the Retail Segment). The aggregation of the Company’s business operations into these business segments was based on a range of considerations, including but not limited to the characteristics of each business, similarities in the nature and type of products sold, customer classes, methods used to sell the products and economic profiles. Included in the “Other” column are intercompany eliminations and assets held and charges incurred and income earned by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income (loss) from operations before taxes. Certain amounts in prior periods have been reclassified to conform with the current presentation.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2023
External revenue:
Cigarettes	$395,668,708	$—	$—	$395,668,708
Tobacco	121,351,701	—	—	121,351,701
Confectionery	40,043,130	—	—	40,043,130
Health food	—	10,689,429	—	10,689,429
Foodservice & other	77,206,105	—	—	77,206,105
Total external revenue	634,269,644	10,689,429	—	644,959,073
Depreciation	1,855,746	228,997	—	2,084,743
Amortization	134,425	—	—	134,425
Operating income (loss)	6,970,125	(16,476)	(3,130,572)	3,823,077
Interest expense	—	—	2,311,513	2,311,513
Income (loss) from operations before taxes	6,775,098	541,948	(5,442,085)	1,874,961
Total assets	345,011,110	16,574,317	787,500	362,372,927
Capital expenditures	2,980,331	299,169	—	3,279,500

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2022
External revenue:
Cigarettes	$367,689,677	$—	$—	$367,689,677
Tobacco	104,039,120	—	—	104,039,120
Confectionery	32,558,996	—	—	32,558,996
Health food	—	10,261,873	—	10,261,873
Foodservice & other	51,439,841	—	—	51,439,841
Total external revenue	555,727,634	10,261,873	—	565,989,507
Depreciation	750,130	278,223	—	1,028,353
Amortization	42,533	—	—	42,533
Operating income (loss)	8,240,495	(266,616)	(2,454,368)	5,519,511
Interest expense	—	—	1,694,158	1,694,158
Income (loss) from operations before taxes	8,324,827	(242,500)	(4,148,526)	3,933,801
Total assets	313,505,013	16,681,645	687,291	330,873,949
Capital expenditures	1,248,067	143,865	—	1,391,932

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Our business continues to be impacted by macroeconomic factors, supply chain disruptions, and an extended period of high inflation. These factors have decreased consumer discretionary spending and related retail level demand and have also resulted in sustained cost pressures across our entire business in the form of higher product, equipment, labor, interest and other operating costs.

We are closely monitoring proposals from governmental and other regulatory bodies, including the United States Food and Drug Administration (“FDA”), which is evaluating the possible prohibition and/or limitations on the sale of certain cigarette, e-cigarette, tobacco, and vaping products, including menthol cigarettes. If such regulations or product sale limitations were to be implemented, they may limit the range of products we are able to sell in related product categories and decrease overall consumer demand. Any such changes may negatively impact our revenues, gross margins, and financial results.

The Company continues to integrate the operations of Henry’s Foods, Inc. (“Henry’s”) which has expanded the Company’s geographic footprint and provided access to an industry-leading foodservice distribution platform. The Company also continues to evaluate other growth and geographic expansion opportunities.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections, contains forward-looking statements that are subject to risks and uncertainties and reflect management’s current beliefs and estimates of future economic circumstances, industry conditions, Company performance and financial results. Forward-looking statements include information concerning the possible or assumed future results of operations of the Company and those statements preceded by, followed by or that include the words “future,” “position,” “anticipate(s),” “expect(s),” “believe(s),” “see,” “plan,” “further improve,” “outlook,” “should” or similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions.

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with unrest in certain global regions which could further disrupt world supply chains, manufacturing centers, and shipping routes, impacting commodity/product availability and/or cost, as well as consumer demand trends,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest, commodity prices, and customer credit risk, which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed and pending regulations and/or product approvals/authorizations related to the manufacturing, distribution, and sale of certain menthol, vaping, and flavored tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model which experienced both higher sales volumes and labor costs during the COVID-19 pandemic, and the risk of sales returning to pre-pandemic levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets, new businesses or equity investments by either of our business segments including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, and risks related to the assumption of certain liabilities or obligations,

●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels, it may present a significant direct risk to our brick and mortar retail business and potentially to our wholesale distribution business,

●	the potential impact that ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	risks associated with labor disputes (strikes), natural disasters, domestic/political unrest and incidents of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission. Other than the adoption of ASU 2016-13 as described in Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q, there have been no significant changes with respect to these estimates and related policies during the three months ended December 2023.

FIRST FISCAL QUARTER 2024 (Q1 2024)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2023 and December 2022:

Wholesale Segment

Our Wholesale Segment is one of the largest wholesale distributors in the United States, serving approximately 7,000 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2023, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

Our Retail Segment operates 15 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 36,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER:

	2023	2022	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$644,959,073	$565,989,507	$78,969,566	14.0
Cost of sales	601,658,151	531,019,924	70,638,227	13.3
Gross profit	43,300,922	34,969,583	8,331,339	23.8
Gross profit percentage	6.7%	6.2%

Operating expense	$39,477,845	$29,450,072	$10,027,773	34.1
Operating income	3,823,077	5,519,511	(1,696,434)	(30.7)
Interest expense	2,311,513	1,694,158	617,355	36.4
Change in fair value of mandatorily redeemable non-controlling interest	199,744	(54,916)	254,660	(463.7)
Income tax expense	804,000	1,304,800	(500,800)	(38.4)
Net income available to common shareholders	1,070,961	2,629,001	(1,558,040)	(59.3)

BUSINESS SEGMENTS:
Wholesale
Sales	$634,269,644	$555,727,634	$78,542,010	14.1
Gross profit	39,353,558	31,275,260	8,078,298	25.8
Gross profit percentage	6.2%	5.6%
Retail
Sales	$10,689,429	$10,261,873	$427,556	4.2
Gross profit	3,947,364	3,694,323	253,041	6.8
Gross profit percentage	36.9%	36.0%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $9.5 million in Q1 2024 and $8.9 million in Q1 2023.

SALES

Changes in sales are primarily driven by:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states;
(ii)	changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from consumer preferences or the fluctuation in the comparable number of business days in our reporting period; and
(iii) acquisitions.

SALES – Q1 2024 vs. Q1 2023

Sales in our Wholesale Segment increased $78.5 million during Q1 2024 as compared to Q1 2023. Significant items impacting sales during Q1 2024 included a $78.7 million increase in sales related to the acquisition of Henry’s during Q2 2023, a $26.3 million increase in sales related to price increases implemented by cigarette manufacturers, and a $5.0 million increase in sales related to the volume and mix of products in our tobacco, confectionery, foodservice, and other categories (“Other Products”), partially offset by a $31.5 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.4 million during Q1 2024 as compared to Q1 2023. This increase was due to approximately $0.8 million related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian and approximately $0.8 million related to higher sales volumes in our existing stores, partially offset by a $1.2 million decrease related to the closure of four stores between the comparative periods.

GROSS PROFIT – Q1 2024 vs. Q1 2023

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

Gross profit in our Wholesale Segment increased $8.1 million during Q1 2024 as compared to Q1 2023. Significant items impacting gross profit during Q1 2024 included a $9.0 million increase in gross profit related to the acquisition of Henry’s in Q2 2023, a $0.1 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases, partially offset by a $0.2 million decrease in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods and a $0.8 million decrease in gross profit related to the mix of volumes and promotions in our Other Products category. Gross profit in our Retail Segment increased $0.3 million during Q1 2024 as compared to Q1 2023. This change was primarily related to a $0.3 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian and a $0.4 million increase in realized margins in our existing stores, partially offset by a $0.4 million decrease related to the closure of four stores between the comparative periods.

OPERATING EXPENSE – Q1 2024 vs. Q1 2023

Operating expense includes selling, general and administrative expenses and depreciation. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q1 2024 operating expenses increased $10.0 million as compared to Q1 2023. Significant items impacting operating expenses during Q1 2024 included a $7.8 million increase in operating expenses related to the acquisition of Henry’s during Q2 2023, a $1.5 million increase related to employee compensation and benefit costs, a $0.4 million increase in customer expected credit loss expense, a $0.3 million increase in insurance costs and a $0.3 million increase in other Wholesale Segment operating expenses, partially offset by a $0.3 million decrease in fuel costs.

INTEREST EXPENSE – Q1 2024 vs. Q1 2023

Interest expense increased $0.6 million in Q1 2024 as compared to Q1 2023, primarily related to higher interest rates and higher outstanding debt balances in the current period related to the acquisition of Henry’s in Q2 2023.

OTHER INCOME – Q1 2024 vs. Q1 2023

The change in other income between the comparative periods was primarily related to an insurance recovery in the current year period.

INCOME TAX EXPENSE – Q1 2024 vs. Q1 2023

The change in the Q1 2024 income tax rate as compared to Q1 2023 was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and higher effective state income tax rates between the comparative periods.

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

The Company primarily finances its operations through three credit facility agreements (a) a facility that is an obligation of AMCON Distributing Company (the “AMCON Facility”), (b) a facility that is an obligation of Team Sledd (the “Team Sledd Facility”) and (c) a facility that is the obligation of Henry’s (the “Henry’s Facility”) (collectively, the “Facilities”) and long-term debt agreements with banks. The Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company.

At December 2023, the Facilities had a total combined borrowing capacity of $300.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at December 2023 was $228.6 million, of which $140.1 million was outstanding, leaving $88.5 million available.

The average interest rate of the Facilities was 7.17% at December 2023. For the three months ended December 2023, the peak borrowings under the Facilities was $156.8 million, and the average borrowings and average availability under the Facilities was $125.2 million and $86.8 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or

Henry’s at December 2023. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the Facilities at December 2023.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three-month periods ended December 2023 and December 2022. During Q1 2024, the Company declared a $0.28 per share special dividend totaling approximately $0.2 million that was paid in Q2 2024. During Q1 2023, the Company declared a $5.00 per share special dividend totaling approximately $3.1 million that was paid in Q2 2023.

Other

The Company has issued a letter of credit for $1.1 million to its workers’ compensation insurance carrier as part of its self-insured loss control program.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing implementation of internal controls over financial reporting related to the acquisition of Henry’s, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2023.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued unregistered securities to certain members of the Company’s management team during the quarterly period ended December 31, 2023, in relation to the vesting and granting of equity awards as described in Note 9 of Part I, Item 1 of this quarterly report on Form 10-Q. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

(a) Exhibits

3.2	Amended and Restated Bylaws of AMCON Distributing Company dated November 6, 2023 (incorporated by reference to Exhibit 3.2 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)

10.1

AMCON Distributing Company Executive Change in Control Severance Plan dated November 6, 2023 (incorporated by reference to Exhibit 10.29 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)

10.2	Form of Indemnification Agreement dated November 6, 2023 (incorporated by reference to Exhibit 10.30 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 18, 2024	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 18, 2024	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)