Form 10-Q
period 2024-03-31
AMCON DISTRIBUTING CO
filed 2024-04-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The Registrant had 630,362 shares of its $.01 par value common stock outstanding as of April 17, 2024.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2024 and September 30, 2023

	March	September
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$951,521	$790,931
Accounts receivable, less allowance for credit losses of $2.3 million at March 2024 and $2.4 million at September 2023	66,881,140	70,878,420
Inventories, net	121,324,279	158,582,816
Income taxes receivable	844,730	1,854,484
Prepaid expenses and other current assets	15,244,494	13,564,056
Total current assets	205,246,164	245,670,707

Property and equipment, net	94,475,740	80,607,451
Operating lease right-of-use assets, net	22,830,252	23,173,287
Goodwill	5,778,325	5,778,325
Other intangible assets, net	5,016,084	5,284,935
Other assets	2,810,304	2,914,495
Total assets	$336,156,869	$363,429,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,726,762	$43,099,326
Accrued expenses	12,661,273	14,922,279
Accrued wages, salaries and bonuses	5,371,550	8,886,529
Current operating lease liabilities	6,031,117	6,063,048
Current maturities of long-term debt	4,485,028	1,955,065
Current mandatorily redeemable non-controlling interest	1,812,558	1,703,604
Total current liabilities	82,088,288	76,629,851

Credit facilities	99,194,708	140,437,989
Deferred income tax liability, net	5,071,404	4,917,960
Long-term operating lease liabilities	17,106,256	17,408,758
Long-term debt, less current maturities	16,045,738	11,675,439
Mandatorily redeemable non-controlling interest, less current portion	8,012,406	7,787,227
Other long-term liabilities	686,435	402,882

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 630,362 shares outstanding at March 2024 and 608,689 shares outstanding at September 2023	9,648	9,431
Additional paid-in capital	33,160,639	30,585,388
Retained earnings	106,053,510	104,846,438
Treasury stock at cost	(31,272,163)	(31,272,163)
Total shareholders’ equity	107,951,634	104,169,094
Total liabilities and shareholders’ equity	$336,156,869	$363,429,200

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2024 and 2023

	For the three months ended March		For the six months ended March
	2024	2023	2024	2023
Sales (including excise taxes of $127.4 and $130.9 million, and $265.5 and $261.3 million, respectively)	$601,877,306	$584,993,848	$1,246,836,380	$1,150,983,356
Cost of sales	559,566,439	543,861,287	1,161,224,591	1,074,881,211
Gross profit	42,310,867	41,132,561	85,611,789	76,102,145
Selling, general and administrative expenses	36,677,814	33,996,988	73,936,491	62,376,176
Depreciation and amortization	2,289,390	1,807,753	4,508,558	2,878,639
	38,967,204	35,804,741	78,445,049	65,254,815
Operating income	3,343,663	5,327,820	7,166,740	10,847,330

Other expense (income):
Interest expense	2,247,737	2,169,541	4,559,250	3,863,698
Change in fair value of mandatorily redeemable non-controlling interest	134,389	221,030	334,133	166,114
Other (income), net	(191,006)	(173,725)	(754,147)	(227,257)
	2,191,120	2,216,846	4,139,236	3,802,555
Income from operations before income taxes	1,152,543	3,110,974	3,027,504	7,044,775
Income tax expense	613,000	1,045,400	1,417,000	2,350,200
Net income available to common shareholders	$539,543	$2,065,574	$1,610,504	$4,694,575

Basic earnings per share available to common shareholders	$0.90	$3.53	$2.69	$8.04
Diluted earnings per share available to common shareholders	$0.89	$3.49	$2.66	$7.94

Basic weighted average shares outstanding	600,161	585,885	597,879	583,725
Diluted weighted average shares outstanding	608,029	592,448	605,917	591,249

Dividends paid per common share	$0.46	$5.18	$0.64	$5.36

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and six months ended March 31, 2024 and 2023

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED MARCH 2023
Balance, January 1, 2023	943,272	$9,431	(332,220)	$(30,867,287)	$29,357,154	$96,212,704	$94,712,002
Dividends on common stock, $.18 per share	—	—	—	—	—	(111,220)	(111,220)
Compensation expense related to equity-based awards	—	—	—	—	409,412	—	409,412
Net income available to common shareholders	—	—	—	—	—	2,065,574	2,065,574
Balance, March 31, 2023	943,272	$9,431	(332,220)	$(30,867,287)	$29,766,566	$98,167,058	$97,075,768

THREE MONTHS ENDED MARCH 2024
Balance, January 1, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$32,521,091	$105,627,432	$106,886,008
Dividends on common stock, $0.18 per share	—	—	—	—	—	(113,465)	(113,465)
Compensation expense related to equity-based awards	—	—	—	—	639,548	—	639,548
Net income available to common shareholders	—	—	—	—	—	539,543	539,543
Balance, March 31, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$33,160,639	$106,053,510	$107,951,634

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
SIX MONTHS ENDED MARCH 2023
Balance, October 1, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,903,201	$96,784,353	$92,829,435
Dividends on common stock, $5.36 per share	—	—	—	—	—	(3,311,870)	(3,311,870)
Compensation expense and issuance of stock in connection with equity-based awards	26,263	263	—	—	2,863,365	—	2,863,628
Net income available to common shareholders	—	—	—	—	—	4,694,575	4,694,575
Balance, March 31, 2023	943,272	$9,431	(332,220)	$(30,867,287)	$29,766,566	$98,167,058	$97,075,768

SIX MONTHS ENDED MARCH 2024
Balance, October 1, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,585,388	$104,846,438	$104,169,094
Dividends on common stock, $0.64 per share	—	—	—	—	—	(403,432)	(403,432)
Compensation expense and issuance of stock in connection with equity-based awards	21,673	217	—	—	2,575,251	—	2,575,468
Net income available to common shareholders	—	—	—	—	—	1,610,504	1,610,504
Balance, March 31, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$33,160,639	$106,053,510	$107,951,634

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2024 and 2023

	March	March
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$1,610,504	$4,694,575
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	4,239,707	2,732,312
Amortization	268,851	146,327
(Gain) loss on sales of property and equipment	(105,505)	(133,159)
Equity-based compensation	1,210,685	1,061,383
Deferred income taxes	153,444	989,702
Provision for credit losses	(133,707)	(378,302)
Inventory allowance	22,413	(6,947)
Change in fair value of mandatorily redeemable non-controlling interest	334,133	166,114
Changes in assets and liabilities:
Accounts receivable	4,130,987	5,097,281
Inventories	37,236,124	19,843,973
Prepaid and other current assets	(1,680,438)	(411,185)
Other assets	104,191	(275,796)
Accounts payable	9,475,057	10,457,273
Accrued expenses and accrued wages, salaries and bonuses	(4,402,600)	(1,094,009)
Other long-term liabilities	283,553	116,896
Income taxes payable and receivable	1,009,754	(59,527)
Net cash flows from (used in) operating activities	53,757,153	42,946,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,084,390)	(2,760,586)
Proceeds from sales of property and equipment	234,278	137,500
Acquisition of Henry's	—	(54,958,637)
Net cash flows from (used in) investing activities	(10,850,112)	(57,581,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,128,853,805	1,184,888,842
Repayments under revolving credit facilities	(1,170,097,086)	(1,173,087,034)
Proceeds from borrowings on long-term debt	—	7,000,000
Principal payments on long-term debt	(1,099,738)	(504,941)
Dividends on common stock	(403,432)	(3,311,870)
Net cash flows from (used in) financing activities	(42,746,451)	14,984,997
Net change in cash	160,590	350,185
Cash, beginning of period	790,931	431,576
Cash, end of period	$951,521	$781,761

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$4,568,790	$3,527,737
Cash paid during the period for income taxes, net of refunds	194,902	1,419,354

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$167,913	$132,876
Purchase of property financed with debt	8,000,000	—
Issuance of common stock in connection with the vesting of equity-based awards	1,296,372	2,044,805

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) serves customers in 32 states through two business segments:

●	Our wholesale distribution segment (“Wholesale Segment”) distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers primarily in the Central, Rocky Mountain, Mid-South and Mid-Atlantic regions of the United States.

●	Our retail health food segment (“Retail Segment”) operates 14 health food retail stores located throughout the Midwest and Florida.

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

Our Wholesale Segment operates 12 distribution centers located in Colorado, Illinois, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

During Q2 2024, the Company purchased a distribution facility in Colorado City, Colorado for $10.0 million, funded with $2.0 million in cash and an $8.0 million note payable. In addition, as further described in Note 10, subsequent to Q2 2024 the Company closed on its previously announced acquisition of Burklund Distributors, Inc.

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

Our Retail Segment operates 14 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 36,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th, except for one non-wholly owned subsidiary whose fiscal year ends on the last Friday of September. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three-month fiscal periods ended March 31, 2024 and March 31, 2023 have been referred to throughout this Quarterly Report as Q2 2024 and Q2 2023, respectively. The fiscal balance sheet dates as of March 31, 2024 and September 30, 2023 have been referred to as March 2024 and September 2023, respectively.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for the Company), and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted.

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

2. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.2 million at both March 2024 and September 2023. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow-moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 2024 and September 2023 was as follows:

	March	September
	2024	2023
Wholesale Segment	$5,778,325	$5,778,325

Other intangible assets at March 2024 and September 2023 consisted of the following:

	March	September
	2024	2023
Customer lists (Wholesale Segment) (less accumulated amortization of $0.3 million at March 2024 and $0.2 million at September 2023)	$3,111,413	$3,226,480
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.2 million at March 2024 and $0.1 million at September 2023)	153,004	199,503
Tradename (Wholesale Segment) (less accumulated amortization of $0.3 million at March 2024 and $0.1 million at September 2023)	1,251,667	1,358,952
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$5,016,084	$5,284,935

Goodwill and Retail Segment trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its wholesale reporting unit which totaled approximately $5.8 million at both March 2024 and September 2023. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2023.

At March 2024, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over three years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million and $0.3 million for the three- and six-month periods ended March 2024, respectively, and approximately $0.1 million for both the three- and six-month periods ended March 2023.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at March 2024:

March
2024
Fiscal 2024 (1)	$268,851
Fiscal 2025	506,869
Fiscal 2026	463,703
Fiscal 2027	463,703
Fiscal 2028	451,043
Fiscal 2029 and thereafter	2,361,915
$4,516,084
(1)	Represents amortization for the remaining six months of Fiscal 2024.

4. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.3 million and $0.4 million for the three- and six-month periods ended March 2024, respectively, and $3.2 million and $3.3 million for the three- and six-month periods ended March 2023, respectively.

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

	For the three months ended March
	2024		2023
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	600,161	600,161	585,885	585,885
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	7,868	—	6,563
Weighted average number of shares outstanding	600,161	608,029	585,885	592,448
Net income available to common shareholders	$539,543	$539,543	$2,065,574	$2,065,574

Net earnings per share available to common shareholders	$0.90	$0.89	$3.53	$3.49

(1) Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

	For the six months ended March
	2024		2023
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	597,879	597,879	583,725	583,725
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	8,038	—	7,524
Weighted average number of shares outstanding	597,879	605,917	583,725	591,249
Net income available to common shareholders	$1,610,504	$1,610,504	$4,694,575	$4,694,575

Net earnings per share available to common shareholders	$2.69	$2.66	$8.04	$7.94

(1) Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

6. DEBT

The Company primarily finances its operations through three credit facility agreements (a) a facility that is an obligation of AMCON Distributing Company (the “AMCON Facility”), (b) a facility that is an obligation of Team Sledd, LLC (“Team Sledd” and, the “Team Sledd Facility”) and (c) a facility that is an obligation of Henry’s Foods, Inc. (“Henry’s” and, the “Henry’s Facility”) (collectively, the “Facilities”) and long-term debt agreements with banks. The Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company.

At March 2024, the Facilities had a total combined borrowing capacity of $300.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027 and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at March 2024 was $191.2 million, of which $99.2 million was outstanding, leaving $92.0 million available.

The average interest rate of the Facilities was 6.97% at March 2024. For the six months ended March 2024, the peak borrowings under the Facilities was $156.8 million, and the average borrowings and average availability under the Facilities was $120.1 million and $83.5 million, respectively.

LONG-TERM DEBT

In addition to the Facilities, the Company also had the following long-term debt obligations at March 2024 and September 2023.

	March 2024	September 2023
Note payable, interest payable at a fixed rate of 4.10% with monthly installments of principal and interest of $53,361 through June 2033 with remaining principal due July 2033, collateralized by Team Sledd's principal office and warehouse	4,958,774	5,174,188
Note payable, interest payable at a fixed rate of 3.25% with monthly installments of principal and interest of $17,016 through August 2034 with remaining principal due September 2034, collateralized by Team Sledd's principal office and warehouse	1,819,711	1,891,638
Note payable with monthly installments of principal and interest of $7,934 through February 2025 with remaining principal due March 2025, and an effective variable rate of 7.40% at March 2024, collateralized by certain of Team Sledd's equipment	240,630	288,237
Note payable, interest payable at a fixed rate of 6.04% with monthly installments of principal and interest of $131,987 through February 2028, collateralized by certain of Henry's equipment	5,511,651	6,276,441
Unsecured note payable, interest payable at a fixed rate of 5.50% with quarterly installments of principal and interest of $727,741 through February 2027	8,000,000	—
	20,530,766	13,630,504
Less current maturities	(4,485,028)	(1,955,065)
	$16,045,738	$11,675,439

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2024 (1)	$2,553,909
2025	4,667,440
2026	4,773,843
2027	3,574,419
2028	1,329,208
2029 and thereafter	3,631,947
$20,530,766

(1) Represents payments for the remaining six months of Fiscal 2024.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at March 2024. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at March 2024.

Other

The Company has issued a letter of credit for $1.5 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

7. INCOME TAXES

The change in the Company’s effective income tax rate for the three- and six-month periods ended March 2024 as compared to the respective prior year periods was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and higher effective state income tax rates between the comparative periods.

8. MANDATORILY REDEEMABLE NON-CONTROLLING INTEREST

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s condensed consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. The Company owned approximately 64% of Team Sledd as of both March 2024 and September 2023. The Company has elected to present the MRNCI liability at fair value under ASC 825 – Financial Instruments as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at March 2024 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the Condensed Consolidated Statements of Operations. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate. At March 2024, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.8 million. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions. The following table presents changes in the fair value of the MRNCI since September 2023:

Fair value of MRNCI as of September 2023	$9,490,831
Redemption of non-controlling interests	—
Distributions to non-controlling interest	—
Change in fair value	334,133
Fair value of MRNCI as of March 2024	$9,824,964
Less current portion at fair value	(1,812,558)
$8,012,406

During April 2024, subsequent to Q2 2024, certain membership interests in Team Sledd were redeemed, which resulted in AMCON’s ownership of Team Sledd’s outstanding equity increasing to approximately 75%.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2024
External revenue:
Cigarettes	$367,878,538	$—	$—	$367,878,538
Tobacco	114,832,151	—	—	114,832,151
Confectionery	37,862,439	—	—	37,862,439
Health food	—	11,224,329	—	11,224,329
Foodservice & other	70,079,849	—	—	70,079,849
Total external revenue	590,652,977	11,224,329	—	601,877,306
Depreciation	1,940,843	214,121	—	2,154,964
Amortization	134,426	—	—	134,426
Operating income (loss)	5,813,354	456,722	(2,926,413)	3,343,663
Interest expense	—	—	2,247,737	2,247,737
Income (loss) from operations before taxes	5,843,163	483,530	(5,174,150)	1,152,543
Total assets	318,821,274	16,312,547	1,023,048	336,156,869
Capital expenditures (1)	14,230,776	726,494	—	14,957,270

(1) Includes $10.0 million purchase of a distribution facility in Colorado City, Colorado.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2023
External revenue:
Cigarettes	$364,231,958	$—	$—	$364,231,958
Tobacco	110,422,414	—	—	110,422,414
Confectionery	36,637,059	—	—	36,637,059
Health food	—	11,348,011	—	11,348,011
Foodservice & other	62,354,406	—	—	62,354,406
Total external revenue	573,645,837	11,348,011	—	584,993,848
Depreciation	1,443,546	260,413	—	1,703,959
Amortization	103,794	—	—	103,794
Operating income (loss)	8,921,673	171,448	(3,765,301)	5,327,820
Interest expense	—	—	2,169,541	2,169,541
Income (loss) from operations before taxes	8,847,836	197,980	(5,934,842)	3,110,974
Total assets	302,197,109	17,105,773	1,151,868	320,454,750
Capital expenditures	1,167,966	241,909	—	1,409,875

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2024
External revenue:
Cigarettes	$763,547,247	$—	$—	$763,547,247
Tobacco	236,183,852	—	—	236,183,852
Confectionery	77,905,569	—	—	77,905,569
Health food	—	21,913,758	—	21,913,758
Foodservice & other	147,285,954	—	—	147,285,954
Total external revenue	1,224,922,622	21,913,758	—	1,246,836,380
Depreciation	3,796,589	443,118	—	4,239,707
Amortization	268,851	—	—	268,851
Operating income (loss)	12,783,479	440,246	(6,056,985)	7,166,740
Interest expense	—	—	4,559,250	4,559,250
Income (loss) from operations before taxes	12,618,261	1,025,478	(10,616,235)	3,027,504
Total assets	318,821,274	16,312,547	1,023,048	336,156,869
Capital expenditures (1)	17,211,107	1,025,663	—	18,236,770

(1) Includes $10.0 million purchase of a distribution facility in Colorado City, Colorado.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2023
External revenue:
Cigarettes	$731,921,636	$—	$—	$731,921,636
Tobacco	214,461,534	—	—	214,461,534
Confectionery	69,196,055	—	—	69,196,055
Health food	—	21,609,884	—	21,609,884
Foodservice & other	113,794,247	—	—	113,794,247
Total external revenue	1,129,373,472	21,609,884	—	1,150,983,356
Depreciation	2,193,676	538,636	—	2,732,312
Amortization	146,327	—	—	146,327
Operating income (loss)	17,162,168	(95,168)	(6,219,670)	10,847,330
Interest expense	—	—	3,863,698	3,863,698
Income (loss) from operations before taxes	17,172,664	(44,521)	(10,083,368)	7,044,775
Total assets	302,197,109	17,105,773	1,151,868	320,454,750
Capital expenditures	2,416,033	385,774	—	2,801,807

10. SUBSEQUENT EVENT

On April 5, 2024, the Company closed on its previously announced acquisition of Burklund Distributors, Inc. (“Burklund”), purchasing substantially all of Burklund’s net operating assets for approximately $19.6 million comprised of $15.7 million in cash and $3.9 million in term debt in the form of a promissory note payable. Costs to effectuate the transaction were not significant and were expensed as incurred. The acquisition of Burklund aligns with the Company’s long-term growth strategy by expanding its regional footprint and will provide customers with an enhanced range of products and services over time. As of the issuance date of these unaudited condensed consolidated financial statements, certain disclosures required by ASC 805 were impracticable to provide based on the transaction closing date. The Company expects to substantially complete its preliminary accounting for the acquisition during Q3 FY24.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Our business continues to be impacted by macroeconomic factors, supply chain disruptions, and an extended period of high inflation. These factors have decreased consumer discretionary spending and related retail level demand and have also resulted in sustained cost pressures across our entire business including equipment, labor, interest, product, and other operating costs.

We continue to closely monitor regulatory actions and proposals from federal and state governmental and regulatory bodies, including the United States Food and Drug Administration (“FDA”), which is evaluating the possible prohibition and/or limitations on the sale of certain cigarette, e-cigarette, tobacco, and vaping products, including menthol cigarettes. If such further regulations or further product sale limitations were to be implemented, they may limit the range of products we are able to sell in related product categories and decrease overall consumer demand. Any such changes may negatively impact our revenues, gross margins, and financial results.

The Company continues to make targeted investments in conjunction with its long-term growth strategy. In this regard, during Q2 2024, the Company purchased a 250,000 square foot distribution facility in Colorado City, Colorado, which we are actively building out to operational status. This facility will play a central role in the Company’s long-term geographic expansion initiatives. In addition, work continues on the completion of the Company’s new 175,000 square foot distribution facility located in Springfield, Missouri. This new facility will enhance our foodservice capabilities in that region.

Finally, as previously disclosed, in early April 2024 the Company closed on its acquisition of Burklund Distributors, Inc. (“Burklund”) headquartered in East Peoria, Illinois, purchasing substantially all of Burklund’s net operating assets. The acquisition will expand the Company’s regional footprint and provide customers with an enhanced range of products and services over time.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with unrest in certain global regions which could further disrupt world supply chains, manufacturing centers, and shipping routes, impacting commodity/product availability and/or cost, as well as consumer demand trends,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest, commodity prices, and customer credit risk, which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed and pending regulations and/or product approvals/authorizations related to the manufacturing, distribution, and sale of certain menthol, vaping, and flavored tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model which experienced both higher sales volumes and labor costs during the COVID-19 pandemic, and the risk of sales returning to pre-pandemic levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets, new businesses or equity investments by either of our business segments including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, and risks related to the assumption of certain liabilities or obligations,

●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	risks to our brick and mortar retail business and potentially to our wholesale distribution business if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels,

●	the potential impact that ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	risks associated with labor disputes (strikes), natural disasters, domestic/political unrest and incidents of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission. Other than the adoption of ASU 2016-13 as described in Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q, there have been no significant changes with respect to these estimates and related policies during the six months ended March 2024.

SECOND FISCAL QUARTER 2024 (Q2 2024)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2024 and March 2023:

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

Our Wholesale Segment operates 12 distribution centers located in Colorado, Illinois, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Our Retail Segment operates 14 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 36,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH:

	2024	2023	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$601,877,306	$584,993,848	$16,883,458	2.9
Cost of sales	559,566,439	543,861,287	15,705,152	2.9
Gross profit	42,310,867	41,132,561	1,178,306	2.9
Gross profit percentage	7.0%	7.0%

Operating expense	$38,967,204	$35,804,741	$3,162,463	8.8
Operating income	3,343,663	5,327,820	(1,984,157)	(37.2)
Interest expense	2,247,737	2,169,541	78,196	3.6
Change in fair value of mandatorily redeemable non-controlling interest	134,389	221,030	(86,641)	(39.2)
Income tax expense	613,000	1,045,400	(432,400)	(41.4)
Net income available to common shareholders	539,543	2,065,574	(1,526,031)	(73.9)

BUSINESS SEGMENTS:
Wholesale
Sales	$590,652,977	$573,645,837	$17,007,140	3.0
Gross profit	38,155,508	37,096,448	1,059,060	2.9
Gross profit percentage	6.5%	6.5%
Retail
Sales	$11,224,329	$11,348,011	$(123,682)	(1.1)
Gross profit	4,155,359	4,036,113	119,246	3.0
Gross profit percentage	37.0%	35.6%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $11.3 million in Q2 2024 and $10.3 million in Q2 2023.

SALES

Changes in sales are primarily driven by:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states;
(ii)	changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from shifting consumer preferences or the fluctuation in the comparable number of business days in our reporting period; and
(iii) acquisitions.

SALES – Q2 2024 vs. Q2 2023

Sales in our Wholesale Segment increased $17.0 million during Q2 2024 as compared to Q2 2023. Significant items impacting sales during Q2 2024 included a $24.4 million increase in sales related to the acquisition of Henry’s Foods, Inc. (“Henry’s”) during Q2 2023 and a $26.2 million increase in sales related to price increases implemented by cigarette manufacturers, partially offset by a $33.0 million decrease in sales related to the volume and mix of cigarette cartons sold, and a $0.6 million decrease in sales related to the volume and mix of products in our tobacco, confectionery, foodservice, and other categories (“Other Products”). Sales in our Retail Segment decreased $0.1 million during Q2 2024 as compared to Q2 2023. This decrease was due to approximately $1.6 million related to the closure of five stores between the comparative periods, partially offset by a $0.8 million increase related to higher sales volumes in our existing stores and a $0.7 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian.

GROSS PROFIT – Q2 2024 vs. Q2 2023

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

Gross profit in our Wholesale Segment increased $1.1 million during Q2 2024 as compared to Q2 2023. Significant items impacting gross profit during Q2 2024 included a $2.9 million increase in gross profit related to the acquisition of Henry’s in Q2 2023, partially offset by a $0.8 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases, a $0.5 million decrease in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods and a $0.5 million decrease in gross profit related to the mix of volumes and promotions in our Other Products category. Gross profit in our Retail Segment increased approximately $0.1 million during Q2 2024 as compared to Q2 2023. This change was primarily related to a $0.4 million increase in realized margins in our existing stores and a $0.3 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian, partially offset by a $0.6 million decrease related to the closure of five stores between the comparative periods.

OPERATING EXPENSE – Q2 2024 vs. Q2 2023

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q2 2024 operating expenses increased $3.2 million as compared to Q2 2023. Significant items impacting operating expenses during Q2 2024 included a $2.7 million increase in operating expenses related to the acquisition of Henry’s during Q2 2023 and a $0.9 million increase related to employee compensation and benefit costs, partially offset by a $0.2 million decrease in other Wholesale Segment operating costs, and a $0.2 million decrease in operating expense costs in our Retail Segment. The decrease in our Retail Segment was primarily due to a $0.7 million decrease related to the closure of five stores between the comparative periods, partially offset by an increase of $0.3 million in our existing stores and a $0.2 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian.

INTEREST EXPENSE – Q2 2024 vs. Q2 2023

Interest expense increased $0.1 million in Q2 2024 as compared to Q2 2023, primarily related to higher interest rates, increased capital expenditures, and higher outstanding debt balances in the current period related to the acquisition of Henry’s in Q2 2023.

INCOME TAX EXPENSE – Q2 2024 vs. Q2 2023

The change in the Q2 2024 income tax rate as compared to Q2 2023 was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and higher effective state income tax rates between the comparative periods.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH:

	2024	2023	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$1,246,836,380	$1,150,983,356	$95,853,024	8.3
Cost of sales	1,161,224,591	1,074,881,211	86,343,380	8.0
Gross profit	85,611,789	76,102,145	9,509,644	12.5
Gross profit percentage	6.9%	6.6%

Operating expense	$78,445,049	$65,254,815	$13,190,234	20.2
Operating income	7,166,740	10,847,330	(3,680,590)	(33.9)
Interest expense	4,559,250	3,863,698	695,552	18.0
Change in fair value of mandatorily redeemable non-controlling interest	334,133	166,114	168,019	101.1
Income tax expense	1,417,000	2,350,200	(933,200)	(39.7)
Net income available to common shareholders	1,610,504	4,694,575	(3,084,071)	(65.7)

BUSINESS SEGMENTS:
Wholesale
Sales	$1,224,922,622	$1,129,373,472	$95,549,150	8.5
Gross profit	77,509,067	68,371,710	9,137,357	13.4
Gross profit percentage	6.3%	6.1%
Retail
Sales	$21,913,758	$21,609,884	$303,874	1.4
Gross profit	8,102,722	7,730,435	372,287	4.8
Gross profit percentage	37.0%	35.8%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $20.8 million for the six months ended March 2024 and $19.3 million for the six months ended March 2023.

SALES – Six months ended March 2024

Sales in our Wholesale Segment increased $95.5 million during the six months ended March 2024 as compared to the same prior year period. Significant items impacting sales during the period included a $103.1 million increase in sales related to the acquisition of Henry’s during Q2 2023, a $52.5 million increase in sales related to price increases implemented by cigarette manufacturers, and a $4.4 million increase in sales related to the volume and mix of products in our Other Products category, partially offset by a $64.5 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased $0.3 million during the six months ended March 2024 as compared to the same prior year period. This increase was due to approximately $1.6 million related to higher sales volumes in our existing stores and approximately $1.5 million related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian, partially offset by a $2.8 million decrease related to the closure of five stores between the comparative periods.

GROSS PROFIT – Six months ended March 2024

Gross profit in our Wholesale Segment increased $9.1 million for the six months ended March 2024 as compared to the same prior year period. Significant items impacting gross profit during the period included a $11.9 million increase in gross profit related to the acquisition of Henry’s in Q2 2023, partially offset by a $1.3 million decrease in gross profit related to the mix of volumes and promotions in our Other Products category, a $0.8 million decrease in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods, and a $0.7 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment increased approximately $0.4 million for the six months ended March 2024 as compared to the same prior year period. This change was primarily related to a $0.8 million increase in realized margins in our existing stores and a $0.6 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian, partially offset by a $1.0 million decrease related to the closure of five stores between the comparative periods.

OPERATING EXPENSE – Six months ended March 2024

Operating expenses increased $13.2 million during the six months ended March 2024 as compared to the same prior year period. Significant items impacting operating expenses during the period included a $10.6 million increase in operating expenses related to the acquisition of Henry’s during Q2 2023, a $2.4 million increase related to employee compensation and benefit costs, and a $0.6 million increase in insurance costs, partially offset by a $0.2 million decrease in other Wholesale Segment operating expenses, and a $0.2 million decrease in operating expense costs in our Retail Segment. The decrease in our Retail Segment was primarily due to a $1.2 million decrease related to the closure of five stores between the comparative periods, partially offset by an increase of $0.7 million in our existing stores and a $0.3 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian.

INTEREST EXPENSE – Six months ended March 2024

Interest expense increased $0.7 million for the six months ended March 2024 as compared to the same prior year period, primarily related to higher interest rates, increased capital expenditures, and higher outstanding debt balances in the current period related to the acquisition of Henry’s in Q2 2023.

OTHER INCOME – Six months ended March 2024

The change in other income between the comparative periods was primarily related to an insurance recovery in the current year period.

INCOME TAX EXPENSE – Six months ended March 2024

The change in the Company’s effective tax rate during the six-month period ended March 2024 as compared to the respective prior year period was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and higher effective state income tax rates between the comparative periods.

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

The Company primarily finances its operations through three credit facility agreements (a) a facility that is an obligation of AMCON Distributing Company (the “AMCON Facility”), (b) a facility that is an obligation of Team Sledd, LLC (“Team Sledd” and, the “Team Sledd Facility”) and (c) a facility that is the obligation of Henry’s (the “Henry’s Facility”) (collectively, the “Facilities”) and long-term debt agreements with banks. The Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company.

At March 2024, the Facilities had a total combined borrowing capacity of $300.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at March 2024 was $191.2 million, of which $99.2 million was outstanding, leaving $92.0 million available.

The average interest rate of the Facilities was 6.97% at March 2024. For the six months ended March 2024, the peak borrowings under the Facilities was $156.8 million, and the average borrowings and average availability under the Facilities was $120.1 million and $83.5 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at March 2024. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the Facilities at March 2024.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.3 million and $0.4 million for the three- and six-month periods ended March 2024, respectively, and $3.2 million and $3.3 million for the three- and six-month periods ended March 2023, respectively.

Other

The Company has issued a letter of credit for $1.5 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2023.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

(a) Exhibits

3.1	Restated Certificate of Incorporation of AMCON Distributing Company dated January 25, 2024 (incorporated by reference to Exhibit 3.1 of AMCON’s Current Report on Form 8-K filed on January 25, 2024)

10.1	Consent, Joinder and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated February 9, 2024, between AMCON Distributing Company and Bank of America

10.2	Asset Purchase Agreement, dated March 11, 2024, between AMCON Distributing Company and Burklund Distributors, Inc.

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 18, 2024	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 18, 2024	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)