Form 10-Q
period 2024-06-30
AMCON DISTRIBUTING CO
filed 2024-07-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The Registrant had 630,362 shares of its $.01 par value common stock outstanding as of July 17, 2024.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2024 and September 30, 2023

	June	September
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$719,342	$790,931
Accounts receivable, less allowance for credit losses of $2.5 million at June 2024 and $2.4 million at September 2023	80,469,376	70,878,420
Inventories, net	160,778,835	158,582,816
Income taxes receivable	330,170	1,854,484
Prepaid expenses and other current assets	15,991,451	13,564,056
Total current assets	258,289,174	245,670,707

Property and equipment, net	103,989,865	80,607,451
Operating lease right-of-use assets, net	24,710,670	23,173,287
Goodwill	5,778,325	5,778,325
Other intangible assets, net	4,881,659	5,284,935
Other assets	2,954,262	2,914,495
Total assets	$400,603,955	$363,429,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,249,366	$43,099,326
Accrued expenses	16,590,155	14,922,279
Accrued wages, salaries and bonuses	8,168,882	8,886,529
Current operating lease liabilities	6,662,109	6,063,048
Current maturities of long-term debt	5,335,127	1,955,065
Current mandatorily redeemable non-controlling interest	1,651,608	1,703,604
Total current liabilities	84,657,247	76,629,851

Credit facilities	156,941,944	140,437,989
Deferred income tax liability, net	4,594,841	4,917,960
Long-term operating lease liabilities	18,358,088	17,408,758
Long-term debt, less current maturities	17,917,378	11,675,439
Mandatorily redeemable non-controlling interest, less current portion	6,497,523	7,787,227
Other long-term liabilities	1,669,817	402,882

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 630,362 shares outstanding at June 2024 and 608,689 shares outstanding at September 2023	9,648	9,431
Additional paid-in capital	33,800,187	30,585,388
Retained earnings	107,429,445	104,846,438
Treasury stock at cost	(31,272,163)	(31,272,163)
Total shareholders’ equity	109,967,117	104,169,094
Total liabilities and shareholders’ equity	$400,603,955	$363,429,200

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2024 and 2023

	For the three months ended June		For the nine months ended June
	2024	2023	2024	2023
Sales (including excise taxes of $150.2 and $153.7 million, and $415.7 and $414.9 million, respectively)	$717,852,293	$696,489,427	$1,964,688,673	$1,847,472,782
Cost of sales	669,893,539	649,623,651	1,831,118,129	1,724,504,862
Gross profit	47,958,754	46,865,776	133,570,544	122,967,920
Selling, general and administrative expenses	39,920,976	36,851,520	113,857,467	99,227,695
Depreciation and amortization	2,415,158	2,103,429	6,923,716	4,982,068
	42,336,134	38,954,949	120,781,183	104,209,763
Operating income	5,622,620	7,910,827	12,789,361	18,758,157

Other expense (income):
Interest expense	2,903,925	2,385,842	7,463,175	6,249,540
Change in fair value of mandatorily redeemable non-controlling interest	393,324	698,571	727,457	864,684
Other (income), net	(78,903)	(931,765)	(833,050)	(1,159,021)
	3,218,346	2,152,648	7,357,582	5,955,203
Income from operations before income taxes	2,404,274	5,758,179	5,431,779	12,802,954
Income tax expense	914,875	1,813,800	2,331,875	4,164,000
Net income available to common shareholders	$1,489,399	$3,944,379	$3,099,904	$8,638,954

Basic earnings per share available to common shareholders	$2.48	$6.74	$5.18	$14.78
Diluted earnings per share available to common shareholders	$2.46	$6.59	$5.11	$14.56

Basic weighted average shares outstanding	600,161	585,625	598,637	584,359
Diluted weighted average shares outstanding	606,252	598,590	606,151	593,480

Dividends paid per common share	$0.18	$0.18	$0.82	$5.54

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and nine months ended June 30, 2024 and 2023

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED JUNE 2023
Balance, April 1, 2023	943,272	$9,431	(332,220)	$(30,867,287)	$29,766,566	$98,167,058	$97,075,768
Dividends on common stock, $0.18 per share	—	—	—	—	—	(111,219)	(111,219)
Compensation expense related to equity-based awards	—	—	—	—	409,411	—	409,411
Committed repurchase of common stock	—	—	(2,363)	(404,876)	—	—	(404,876)
Net income available to common shareholders	—	—	—	—	—	3,944,379	3,944,379
Balance, June 30, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,175,977	$102,000,218	$100,913,463

THREE MONTHS ENDED JUNE 2024
Balance, April 1, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$33,160,639	$106,053,510	$107,951,634
Dividends on common stock, $0.18 per share	—	—	—	—	—	(113,464)	(113,464)
Compensation expense related to equity-based awards	—	—	—	—	639,548	—	639,548
Net income available to common shareholders	—	—	—	—	—	1,489,399	1,489,399
Balance, June 30, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$33,800,187	$107,429,445	$109,967,117

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
NINE MONTHS ENDED JUNE 2023
Balance, October 1, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,903,201	$96,784,353	$92,829,435
Dividends on common stock, $5.54 per share	—	—	—	—	—	(3,423,089)	(3,423,089)
Compensation expense and issuance of stock in connection with equity-based awards	26,263	263	—	—	3,272,776	—	3,273,039
Committed repurchase of common stock	—	—	(2,363)	(404,876)	—	—	(404,876)
Net income available to common shareholders	—	—	—	—	—	8,638,954	8,638,954
Balance, June 30, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,175,977	$102,000,218	$100,913,463

NINE MONTHS ENDED JUNE 2024
Balance, October 1, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,585,388	$104,846,438	$104,169,094
Dividends on common stock, $0.82 per share	—	—	—	—	—	(516,897)	(516,897)
Compensation expense and issuance of stock in connection with equity-based awards	21,673	217	—	—	3,214,799	—	3,215,016
Net income available to common shareholders	—	—	—	—	—	3,099,904	3,099,904
Balance, June 30, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$33,800,187	$107,429,445	$109,967,117

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2024 and 2023

	June	June
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$3,099,904	$8,638,954
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	6,520,440	4,701,316
Amortization	403,276	280,752
(Gain) loss on sales of property and equipment	(141,522)	(133,159)
Equity-based compensation	1,850,233	1,940,631
Deferred income taxes	(323,119)	809,616
Provision for credit losses	131,132	(7,697)
Inventory allowance	175,706	442,603
Change in fair value of contingent consideration	45,362	—
Change in fair value of mandatorily redeemable non-controlling interest	727,457	864,684
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	(4,110,926)	(8,026,950)
Inventories	12,365,936	(12,294,118)
Prepaid and other current assets	(999,319)	(745,490)
Other assets	(39,767)	(569,683)
Accounts payable	4,082,394	10,360,228
Accrued expenses and accrued wages, salaries and bonuses	1,112,351	1,487,971
Other long-term liabilities	446,831	185,704
Income taxes payable and receivable	1,524,314	1,572,253
Net cash flows from (used in) operating activities	26,870,683	9,507,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,793,486)	(6,759,929)
Proceeds from sales of property and equipment	306,748	151,307
Acquisition of Burklund (See Note 2)	(15,464,397)	—
Acquisition of Richmond Master (See Note 2)	(6,631,039)	—
Acquisition of Henry's	—	(54,865,303)
Net cash flows from (used in) investing activities	(38,582,174)	(61,473,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,845,255,576	1,863,027,754
Repayments under revolving credit facilities	(1,828,751,621)	(1,810,914,231)
Proceeds from borrowings on long-term debt	—	7,000,000
Principal payments on long-term debt	(2,277,999)	(1,011,559)
Dividends on common stock	(516,897)	(3,423,089)
Redemption and distributions to non-controlling interest	(2,069,157)	(2,405,128)
Net cash flows from (used in) financing activities	11,639,902	52,273,747
Net change in cash	(71,589)	307,437
Cash, beginning of period	790,931	431,576
Cash, end of period	$719,342	$739,013

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$6,976,501	$5,824,144
Cash paid during the period for income taxes, net of refunds	1,066,105	1,780,000

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$83,180	$1,622,224
Committed repurchase of treasury stock	—	404,876
Purchase of property financed with promissory note	8,000,000	—
Portion of Burklund acquisition financed with promissory note (See Note 2)	3,900,000	—
Portion of Burklund acquisition financed with contingent consideration (See Note 2)	1,578,444	—
Issuance of common stock in connection with the vesting of equity-based awards	1,296,372	2,044,805

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) serves customers in 33 states through two business segments:

●	Our wholesale distribution segment, which includes our Team Sledd, LLC (“Team Sledd”) and Henry’s Foods, Inc. (“Henry’s) subsidiaries (“Wholesale Segment”), distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers primarily in the Central, Rocky Mountain, Great Lakes, Mid-South and Mid-Atlantic regions of the United States.

●	Our retail health food segment (“Retail Segment”) operates 15 health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States, serving approximately 7,900 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2023, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

Our Wholesale Segment operates 13 distribution centers located in Colorado, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

During Q2 2024, the Company purchased a distribution facility in Colorado City, Colorado for $10.0 million, funded with $2.0 million in cash and an $8.0 million note payable. In addition, during Q3 2024, the Company closed on its previously announced acquisitions of Burklund Distributors, Inc. (“Burklund”) and Richmond Master Distributors, Inc. (“Richmond Master”).

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

Our Retail Segment operates 15 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 36,000 different nationally and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

During Q3 2024, the Company opened a new retail store under the Chamberlin’s Natural Foods banner in Lakewood Ranch, Florida.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th, except for one non-wholly owned subsidiary whose fiscal year ends on the last Friday of September. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three-month fiscal periods ended June 30, 2024 and June 30, 2023 have been referred to throughout this Quarterly Report as Q3 2024 and Q3 2023, respectively. The fiscal balance sheet dates as of June 30, 2024 and September 30, 2023 have been referred to as June 2024 and September 2023, respectively.

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

2. ACQUISITIONS

Burklund Distributors, Inc.

On April 5, 2024, the Company acquired substantially all of the net operating assets of Burklund, a wholesale distributor to convenience stores operating in Illinois, Missouri, Indiana and Iowa, for approximately $20.9 million, consisting of $15.4 million in cash, a $3.9 million promissory note payable in quarterly installments over five years at an annual rate of 5.75%, and additional contingent consideration with an acquisition date fair value of $1.6 million. Pursuant to the transaction, contingent consideration of up to $3.0 million in cash could be payable in two installments on the one-year and two-year anniversaries of the acquisition date based on certain sales thresholds. The short-term and long-term portions of the contingent consideration are recorded in accrued expenses and other long-term liabilities, respectively, on the condensed consolidated balance sheets and are re-measured to fair value at each reporting period. The periodic change in fair value is recorded in selling, general and administrative expenses on the condensed consolidated statements of operations. In addition, the Company also assumed certain operating liabilities totaling approximately $0.3 million. The cash portion of the transaction was funded with borrowings from the Company’s existing bank group. Costs to effectuate the acquisition were not significant and were expensed as incurred. The acquisition of Burklund aligns with the Company’s long-term growth strategy by expanding its regional footprint, will provide customers with an enhanced range of products and services over time.

Richmond Master Distributors, Inc.

On June 21, 2024, the Company acquired substantially all of the net operating assets of Richmond Master, a wholesale distributor to convenience stores operating in Illinois, Indiana and Michigan, for approximately $6.6 million in cash. In connection with the transaction, the Company assumed certain operating liabilities totaling approximately $0.6 million, including approximately $0.5 million of operating leases. The transaction was funded with borrowings from the Company’s existing bank group. Costs to effectuate the acquisition were not significant and were expensed as incurred. The acquisition of Richmond Master provides access to new markets and improved service capability for accounts in our existing service area.

For the two transactions described above, the Company paid consideration in the forms of cash, debt and contingent consideration for the net acquired assets and their related values as of the respective acquisition dates, measured in accordance with FASB Accounting Standard Codification (“ASC”) 805 – Business Combinations (“ASC 805”). In valuing any potential identifiable intangible assets, the Company estimated the fair value using a discounted cash flows methodology with the assistance of an independent valuation advisor. Inputs and projections used to measure the fair value as of the acquisition dates included, but were not limited to, sales growth, gross profit estimates, economic and industry conditions, working capital requirements and various other operational considerations. As a result of the valuation process, no value was assigned to any identifiable intangible assets and no value was assigned to goodwill in either transaction. Burklund and Richmond Master will both be reported as part of the Company’s Wholesale Segment.

The consideration paid for each transaction is as follows:

		Richmond
	Burklund	Master	Total
Cash	$15,464,397	$6,631,039	$22,095,436
Note payable	3,900,000	—	3,900,000
Contingent consideration at fair value	1,578,444	—	1,578,444
Total consideration	$20,942,841	$6,631,039	$27,573,880

The following purchase price allocations reflect the Company’s provisional (preliminary) estimates and analyses and are subject to change during the relevant measurement periods, which are generally one year from the respective acquisition dates. All amounts are provisional and incomplete at the reporting date and may change in subsequent reporting periods during the relevant measurement periods as additional information is obtained, particularly as it relates to certain accounts receivable, property and equipment, inventory, and certain liability balances while final appraisal and valuation work is completed. Accordingly, any changes to the Company’s provisional recording of the transaction may materially impact its financial statements, including but not limited to its consolidated balance sheets, statements of operations, shareholders’ equity and cash flows, and related disclosures. All assets acquired and operating liabilities assumed have been recorded as a component of our Wholesale Segment.

Provisional (preliminary) amounts of identifiable assets and liabilities assumed for each transaction are as follows:

		Richmond
	Burklund	Master	Total
Accounts receivable	$3,338,217	$2,272,945	$5,611,162
Inventories	10,987,058	3,750,603	14,737,661
Prepaid and other assets	955,965	472,111	1,428,076
Property and equipment	5,956,948	250,000	6,206,948
Operating lease right-of use assets	—	506,356	506,356
Liabilities assumed	(295,347)	(620,976)	(916,323)
Total identifiable net assets	$20,942,841	$6,631,039	$27,573,880

Total identifiable net assets	$20,942,841	$6,631,039	$27,573,880
Goodwill	—	—	—
Total consideration	$20,942,841	$6,631,039	$27,573,880

Accounts receivable were recorded at their fair values representing the amounts we expect to collect, which also approximated the gross contractual values of such receivables at the respective acquisition dates. The transactions did not result in the acquisition of any identifiable intangible assets, nor did they result in any goodwill.

The following table sets forth the unaudited supplemental financial data for Burklund and Richmond Master from the respective acquisition dates through June 2024, which are included in the Company’s consolidated results for the three and nine months ended June 2024.

		Richmond
	Burklund	Master	Total
Revenue	$35,346,670	$1,704,094	$37,050,764
Net income (loss) available to common shareholders	$(46,673)	$2,925	$(43,748)

The following table presents unaudited supplemental pro forma financial information assuming the Company acquired Burklund, Richmond Master and Henry’s on October 1, 2022, in addition to holding a 76% interest in Team Sledd on October 1, 2022. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisitions occurred at that time.

	For the three months ended June 2024	For the three months ended June 2023	For the nine months ended June 2024	For the nine months ended June 2023
Revenue	$740,987,579	$757,935,426	$2,104,449,141	$2,132,932,656
Net income available to common shareholders	$1,332,203	$4,280,426	$2,969,780	$9,324,239

3. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.3 million at June 2024 and $1.2 million at September 2023. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow-moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 2024 and September 2023 was as follows:

	June	September
	2024	2023
Wholesale Segment	$5,778,325	$5,778,325

Other intangible assets at June 2024 and September 2023 consisted of the following:

	June	September
	2024	2023
Customer lists (Wholesale Segment) (less accumulated amortization of $0.4 million at June 2024 and $0.2 million at September 2023)	$3,053,881	$3,226,480
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.2 million at June 2024 and $0.1 million at September 2023)	129,754	199,503
Tradename (Wholesale Segment) (less accumulated amortization of $0.3 million at June 2024 and $0.1 million at September 2023)	1,198,024	1,358,952
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$4,881,659	$5,284,935

Goodwill and Retail Segment trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its wholesale reporting unit which totaled approximately $5.8 million at both June 2024 and September 2023. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2023.

At June 2024, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over three years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million and $0.4 million for the three- and nine-month periods ended June 2024, respectively, and approximately $0.1 million and $0.3 million for the three- and nine-month periods ended June 2023, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at June 2024:

June
2024
Fiscal 2024 (1)	$134,425
Fiscal 2025	506,869
Fiscal 2026	463,703
Fiscal 2027	463,703
Fiscal 2028	451,043
Fiscal 2029 and thereafter	2,361,916
$4,381,659
(1)	Represents amortization for the remaining three months of Fiscal 2024.

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million and $0.5 million for the three- and nine-month periods ended June 2024, respectively, and $0.1 million and $3.4 million for the three- and nine-month periods ended June 2023, respectively.

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

	For the three months ended June
	2024		2023
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	600,161	600,161	585,625	585,625
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	6,091	—	12,965
Weighted average number of shares outstanding	600,161	606,252	585,625	598,590
Net income available to common shareholders	$1,489,399	$1,489,399	$3,944,379	$3,944,379

Net earnings per share available to common shareholders	$2.48	$2.46	$6.74	$6.59

(1) Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

	For the nine months ended June
	2024		2023
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	598,637	598,637	584,359	584,359
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	7,514	—	9,121
Weighted average number of shares outstanding	598,637	606,151	584,359	593,480
Net income available to common shareholders	$3,099,904	$3,099,904	$8,638,954	$8,638,954

Net earnings per share available to common shareholders	$5.18	$5.11	$14.78	$14.56

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

At June 2024, the Facilities had a total combined borrowing capacity of $300.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027 and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at June 2024 was $239.2 million, of which $156.9 million was outstanding, leaving $82.3 million available.

The average interest rate of the Facilities was 6.99% at June 2024. For the nine months ended June 2024, the peak borrowings under the Facilities was $181.8 million, and the average borrowings and average availability under the Facilities was $129.4 million and $80.9 million, respectively.

LONG-TERM DEBT

In addition to the Facilities, the Company also had the following long-term debt obligations at June 2024 and September 2023.

	June 2024	September 2023
Note payable, interest payable at a fixed rate of 4.10% with monthly installments of principal and interest of $53,361 through June 2033 with remaining principal due July 2033, collateralized by Team Sledd's principal office and warehouse	4,849,552	5,174,188
Note payable, interest payable at a fixed rate of 3.25% with monthly installments of principal and interest of $17,016 through August 2034 with remaining principal due September 2034, collateralized by Team Sledd's principal office and warehouse	1,783,307	1,891,638
Note payable with monthly installments of principal and interest of $7,934 through February 2025 with remaining principal due March 2025, and an effective variable rate of 7.28% at June 2024, collateralized by certain of Team Sledd's equipment	216,827	288,237
Note payable, interest payable at a fixed rate of 6.04% with monthly installments of principal and interest of $130,036 through February 2028, collateralized by certain of Henry's equipment	5,120,560	6,276,441
Unsecured note payable, interest payable at a fixed rate of 5.50% with quarterly installments of principal and interest of $727,741 through February 2027	7,382,259	—
Unsecured note payable, interest payable at a fixed rate of 5.75% with quarterly installments of principal and interest of $225,761 through April 2029	3,900,000	—
	23,252,505	13,630,504
Less current maturities	(5,335,127)	(1,955,065)
	$17,917,378	$11,675,439

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2024 (1)	$1,281,540
2025	5,398,998
2026	5,497,913
2027	4,340,960
2028	2,154,577
2029 and thereafter	4,578,517
$23,252,505

(1) Represents payments for the remaining three months of Fiscal 2024.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at June 2024. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at June 2024.

Other

The Company has issued letters of credit totaling $2.4 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

8. INCOME TAXES

The change in the Company’s effective income tax rate for the three- and nine-month periods ended June 2024 as compared to the respective prior year periods was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and variances in the average effective state income tax rates between the comparative periods.

9. FAIR VALUE DISCLOSURES

Mandatorily Redeemable Non-Controlling Interest

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s condensed consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. During April 2024, Team Sledd redeemed certain membership interests from its non-controlling interest, which increased the Company’s ownership interest to approximately 76% as of June 2024. The Company owned approximately 64% of Team Sledd as of September 2023. The Company has elected to present the MRNCI liability at fair value under ASC 825 – Financial Instruments as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at June 2024 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the condensed consolidated statements of operations. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate. At June 2024, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.7 million. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions.

The following table presents changes in the fair value of the MRNCI since September 2023:

Fair value of MRNCI as of September 2023	$9,490,831
Redemption of non-controlling interests	(1,812,558)
Distributions to non-controlling interest	(256,599)
Change in fair value	727,457
Fair value of MRNCI as of June 2024	$8,149,131
Less current portion at fair value	(1,651,608)
$6,497,523

Contingent Consideration

As described in Note 2, a portion of the consideration paid in the acquisition of Burklund was in the form of contingent consideration of up to $3.0 million in cash that could be payable in two installments on the one-year and two-year anniversaries of the acquisition date based on certain sales thresholds. In accordance with ASC 805, the Company recorded the contingent consideration at fair value as of the acquisition date and re-measures the liability at each reporting period. The Company calculates the estimated fair value of the contingent consideration based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the contingent consideration in selling, general and administrative expenses in the condensed consolidated statements of operations. The short-term and long-term portions of the contingent consideration are recorded in accrued expenses and other long-term liabilities, respectively, on the condensed consolidated balance sheets. At each reporting date, the Company reviews certain inputs, including sales thresholds and an appropriate discount rate, based on management’s knowledge and assumptions of certain events. At June 2024, the difference between the estimated amount due under the contingent consideration arrangement and the fair value was approximately $0.3 million. The contingent consideration liability is classified as Level 3 because of the Company’s reliance on unobservable assumptions.

The following table presents changes in the fair value of the contingent consideration:

Fair value of contingent consideration at acquisition	$1,578,444
Change in fair value	45,362
Fair value of contingent consideration as of June 2024	$1,623,806
Less current portion at fair value	(803,702)
$820,104

10. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products (the Wholesale Segment), and the retail sale of health and natural food products (the Retail Segment). The aggregation of the Company’s business operations into these business segments was based on a range of considerations, including but not limited to the characteristics of each business, similarities in the nature and type of products sold, customer classes, methods used to sell the products and economic profiles. Included in the “Other” column are intercompany eliminations and assets held and charges incurred and income earned by our holding company. The segments are evaluated on revenues, gross margins, operating income (loss), and income (loss) from operations before taxes.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2024
External revenue:
Cigarettes	$440,843,958	$—	$—	$440,843,958
Tobacco	130,898,477	—	—	130,898,477
Confectionery	48,595,576	—	—	48,595,576
Health food	—	10,195,162	—	10,195,162
Foodservice & other	87,319,120	—	—	87,319,120
Total external revenue	707,657,131	10,195,162	—	717,852,293
Depreciation	2,041,507	239,226	—	2,280,733
Amortization	134,425	—	—	134,425
Operating income (loss)	9,333,724	(65,363)	(3,645,741)	5,622,620
Interest expense	—	—	2,903,925	2,903,925
Income (loss) from operations before taxes	8,994,641	(40,702)	(6,549,665)	2,404,274
Total assets	382,254,911	17,098,132	1,250,912	400,603,955
Capital expenditures	4,959,809	664,555	—	5,624,364

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2023
External revenue:
Cigarettes	$429,431,319	$—	$—	$429,431,319
Tobacco	124,894,734	—	—	124,894,734
Confectionery	46,624,371	—	—	46,624,371
Health food	—	10,745,108	—	10,745,108
Foodservice & other	84,793,895	—	—	84,793,895
Total external revenue	685,744,319	10,745,108	—	696,489,427
Depreciation	1,690,452	278,552	—	1,969,004
Amortization	134,425	—	—	134,425
Operating income (loss)	11,772,692	(297,795)	(3,564,070)	7,910,827
Interest expense	—	—	2,385,842	2,385,842
Income (loss) from operations before taxes	11,148,619	559,473	(5,949,913)	5,758,179
Total assets	349,564,773	18,008,597	1,133,985	368,707,355
Capital expenditures	5,082,997	405,694	—	5,488,691

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2024
External revenue:
Cigarettes	$1,204,391,205	$—	$—	$1,204,391,205
Tobacco	367,082,329	—	—	367,082,329
Confectionery	126,501,145	—	—	126,501,145
Health food	—	32,108,920	—	32,108,920
Foodservice & other	234,605,074	—	—	234,605,074
Total external revenue	1,932,579,753	32,108,920	—	1,964,688,673
Depreciation	5,838,096	682,344	—	6,520,440
Amortization	403,276	—	—	403,276
Operating income (loss)	22,117,203	374,883	(9,702,725)	12,789,361
Interest expense	—	—	7,463,175	7,463,175
Income (loss) from operations before taxes	21,612,902	984,776	(17,165,899)	5,431,779
Total assets	382,254,911	17,098,132	1,250,912	400,603,955
Capital expenditures (1)	22,170,916	1,690,218	—	23,861,134

(1) Includes $10.0 million purchase of a distribution facility in Colorado City, Colorado.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2023
External revenue:
Cigarettes	$1,161,352,954	$—	$—	$1,161,352,954
Tobacco	339,356,268	—	—	339,356,268
Confectionery	115,820,426	—	—	115,820,426
Health food	—	32,354,992	—	32,354,992
Foodservice & other	198,588,142	—	—	198,588,142
Total external revenue	1,815,117,790	32,354,992	—	1,847,472,782
Depreciation	3,884,128	817,188	—	4,701,316
Amortization	280,752	—	—	280,752
Operating income (loss)	28,934,860	(392,963)	(9,783,740)	18,758,157
Interest expense	—	—	6,249,540	6,249,540
Income (loss) from operations before taxes	28,321,283	514,952	(16,033,281)	12,802,954
Total assets	349,564,773	18,008,597	1,133,985	368,707,355
Capital expenditures	7,499,029	791,468	—	8,290,497

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Our business continues to be impacted by macroeconomic factors and certain manufacturer supply chain limitations. The cumulative effect of sustained inflation across various consumer product categories has impacted discretionary spending and the related retail level demand for the convenience store customers we serve. These same inflationary pressures have also increased our operating costs, particularly as it relates to labor, equipment, insurance, interest, and the cost of the products we sell.

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

The Company continues to make targeted investments in conjunction with its long-term growth strategy. We continue to build out our recently purchased 250,000 square foot distribution facility in Colorado City, Colorado, which will play a central role in the Company’s long-term geographic expansion initiatives. In addition, work continues on the completion of the Company’s new 175,000 square foot distribution facility located in Springfield, Missouri. This new facility will enhance our foodservice capabilities in that region.

As previously disclosed, in early April 2024 the Company closed on its acquisition of Burklund Distributors, Inc. (“Burklund”) headquartered in East Peoria, Illinois and in late June 2024 closed on its acquisition of Richmond Master Distributors, Inc. (“Richmond Master”) headquartered in South Bend, Indiana, purchasing substantially all of the net operating assets of each company. These acquisitions will expand the Company’s regional footprint and provide customers with an enhanced range of products and services over time.

Finally, in June 2024, the Company opened a new retail store under the Chamberlin’s Natural Foods banner in Lakewood Ranch, Florida.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with all forms of insurance renewals and the risk that the Company may not be able to renew various insurance with adequate levels of coverage, at favorable rates, or obtain insurance at all based upon market conditions within the insurance industry and/or because of the industry in which the Company operates,

●	risks associated with unrest in certain global regions which could further disrupt world supply chains, manufacturing centers, and shipping routes, impacting commodity/product availability and/or cost, as well as consumer demand trends,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest, commodity prices, and customer credit risk, which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed and pending regulations and/or product approvals/authorizations related to the manufacturing, distribution, and sale of certain menthol, vaping, and flavored tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with the Company’s business model which experienced both higher sales volumes and labor costs during the COVID-19 pandemic, and the risk of sales returning to pre-pandemic levels without the Company being able to offset increases in its cost structure,

●	risks associated with the acquisition of assets, new businesses or equity investments by either of our business segments including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, and risks related to the assumption of certain liabilities or obligations,

●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	risks to our brick and mortar retail business and potentially to our wholesale distribution business if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels,

●	the potential impact that ongoing, decreasing, or changing trade tariff and trade policies may have on our product costs or on consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	risks associated with labor disputes (strikes), natural disasters, domestic/political unrest and incidents of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission. Other than the adoption of ASU 2016-13 as described in Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q, there have been no significant changes with respect to these estimates and related policies during the nine months ended June 2024.

THIRD FISCAL QUARTER 2024 (Q3 2024)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2024 and June 2023:

Wholesale Segment

Our Wholesale Segment is one of the largest wholesale distributors in the United States, serving approximately 7,900 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. Convenience stores represent our largest customer category. In December 2023, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

Our Wholesale Segment operates 13 distribution centers located in Colorado, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

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

Our Retail Segment operates 15 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market. These stores carry over 36,000 different nationally and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE:

	2024	2023	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$717,852,293	$696,489,427	$21,362,866	3.1
Cost of sales	669,893,539	649,623,651	20,269,888	3.1
Gross profit	47,958,754	46,865,776	1,092,978	2.3
Gross profit percentage	6.7%	6.7%

Operating expense	$42,336,134	$38,954,949	$3,381,185	8.7
Operating income	5,622,620	7,910,827	(2,288,207)	(28.9)
Interest expense	2,903,925	2,385,842	518,083	21.7
Change in fair value of mandatorily redeemable non-controlling interest	393,324	698,571	(305,247)	(43.7)
Income tax expense	914,875	1,813,800	(898,925)	(49.6)
Net income available to common shareholders	1,489,399	3,944,379	(2,454,980)	(62.2)

BUSINESS SEGMENTS:
Wholesale
Sales	$707,657,131	$685,744,319	$21,912,812	3.2
Gross profit	44,269,742	43,093,210	1,176,532	2.7
Gross profit percentage	6.3%	6.3%
Retail
Sales	$10,195,162	$10,745,108	$(549,946)	(5.1)
Gross profit	3,689,012	3,772,566	(83,554)	(2.2)
Gross profit percentage	36.2%	35.1%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $9.8 million in Q3 2024 and $10.9 million in Q3 2023.

SALES

Changes in sales are primarily driven by:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states;
(ii)	changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from shifting consumer preferences or the fluctuation in the comparable number of business days in our reporting period; and
(iii) acquisitions.

SALES – Q3 2024 vs. Q3 2023

Sales in our Wholesale Segment increased $21.9 million during Q3 2024 as compared to Q3 2023. Significant items impacting sales during Q3 2024 included increases of $35.3 million and $1.7 million related to the respective acquisitions of Burklund and Richmond Master during Q3 2024 and a $32.1 million increase in sales related to price increases implemented by cigarette manufacturers, partially offset by a $45.7 million decrease in sales related to the volume and mix of cigarette cartons sold, and a $1.5 million decrease in sales related to the volume and mix of products in our tobacco, confectionery, foodservice, and other categories (“Other Products”). Sales in our Retail Segment decreased $0.5 million during Q3 2024 as compared to Q3 2023. This decrease was due to approximately $1.7 million related to the closure of four stores between the comparative periods, partially offset by a $0.6 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian, a $0.5 million increase related to higher sales volumes in our existing stores and a $0.1 million increase related to the opening of our new Lakewood Ranch store.

GROSS PROFIT – Q3 2024 vs. Q3 2023

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

Gross profit in our Wholesale Segment increased $1.2 million during Q3 2024 as compared to Q3 2023. Significant items impacting gross profit during Q3 2024 included increases of $1.8 million and $0.1 million related to the respective acquisitions of Burklund and Richmond Master during Q3 2024, a $0.9 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases, partially offset by a $1.5 million decrease in gross profit related to the mix of volumes and promotions in our Other Products category and a $0.1 million decrease in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods. Gross profit in our Retail Segment decreased approximately $0.1 million during Q3 2024 as compared to Q3 2023. This change was primarily related to a $0.6 million decrease related to the closure of four stores between the comparative periods, partially offset by a $0.2 million increase in realized margins in our existing stores, a $0.2 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian and a $0.1 million increase related to the opening of our new Lakewood Ranch store.

OPERATING EXPENSE – Q3 2024 vs. Q3 2023

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q3 2024 operating expenses increased $3.4 million as compared to Q3 2023. Significant items impacting operating expenses during Q3 2024 included increases of $1.7 million and $0.1 million related to the respective acquisitions of Burklund and Richmond Master during Q3 2024, a $0.9 million increase related to employee compensation and benefit costs, a $0.6 million increase in insurance costs and a $0.4 million increase in other Wholesale Segment operating costs, partially offset by a $0.3 million decrease in operating expense costs in our Retail Segment. The decrease in our Retail Segment was primarily due to a $0.8 million decrease related to the closure of four stores between the comparative periods, partially offset by an increase of $0.2 million in our existing stores, a $0.2 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian, and a $0.1 million increase related to the opening of our new Lakewood Ranch store.

INTEREST EXPENSE – Q3 2024 vs. Q3 2023

Interest expense increased $0.5 million in Q3 2024 as compared to Q3 2023, primarily related to higher interest rates, increased capital expenditures, and higher outstanding debt balances in the current period related to the acquisitions of Burklund and Richmond Master in Q3 2024.

OTHER INCOME – Q3 2024 vs. Q3 2023

The change in other income between the comparative periods was primarily related to an insurance recovery in the prior year period.

INCOME TAX EXPENSE – Q3 2024 vs. Q3 2023

The change in the Q3 2024 income tax rate as compared to Q3 2023 was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and variances in the average effective state income tax rates between the comparative periods.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE:

	2024	2023	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$1,964,688,673	$1,847,472,782	$117,215,891	6.3
Cost of sales	1,831,118,129	1,724,504,862	106,613,267	6.2
Gross profit	133,570,544	122,967,920	10,602,624	8.6
Gross profit percentage	6.8%	6.7%

Operating expense	$120,781,183	$104,209,763	$16,571,420	15.9
Operating income	12,789,361	18,758,157	(5,968,796)	(31.8)
Interest expense	7,463,175	6,249,540	1,213,635	19.4
Change in fair value of mandatorily redeemable non-controlling interest	727,457	864,684	(137,227)	(15.9)
Income tax expense	2,331,875	4,164,000	(1,832,125)	(44.0)
Net income available to common shareholders	3,099,904	8,638,954	(5,539,050)	(64.1)

BUSINESS SEGMENTS:
Wholesale
Sales	$1,932,579,753	$1,815,117,790	$117,461,963	6.5
Gross profit	121,778,810	111,464,919	10,313,891	9.3
Gross profit percentage	6.3%	6.1%
Retail
Sales	$32,108,920	$32,354,992	$(246,072)	(0.8)
Gross profit	11,791,734	11,503,001	288,733	2.5
Gross profit percentage	36.7%	35.6%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $30.7 million for the nine months ended June 2024 and $30.1 million for the nine months ended June 2023.

SALES – Nine months ended June 2024

Sales in our Wholesale Segment increased $117.5 million during the nine months ended June 2024 as compared to the same prior year period. Significant items impacting sales during the period included a $103.1 million increase in sales related to the acquisition of Henry’s during Q2 2023, increases of $35.3 million and $1.7 million related to the respective acquisitions of Burklund and Richmond Master during Q3 2024, a $84.6 million increase in sales related to price increases implemented by cigarette manufacturers, and a $2.9 million increase in sales related to the volume and mix of products in our Other Products category, partially offset by a $110.1 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment decreased $0.2 million during the nine months ended June 2024 as compared to the same prior year period. This decrease was due to approximately $4.4 million related to the closure of five stores between the comparative periods, partially offset by increases of $2.1 million related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian, $2.0 million related to higher sales volumes in our existing stores and $0.1 million related to the opening of our new Lakewood Ranch store.

GROSS PROFIT – Nine months ended June 2024

Gross profit in our Wholesale Segment increased $10.3 million for the nine months ended June 2024 as compared to the same prior year period. Significant items impacting gross profit during the period included a $11.9 million increase in gross profit related to the acquisition of Henry’s in Q2 2023, increases of $1.8 million and $0.1 million related to the respective acquisitions of Burklund and Richmond Master during Q3 2024, and a $0.2 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases, partially offset by a $2.8 million decrease in gross profit related to the mix of volumes and promotions in our Other Products category and a $0.9 million decrease in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods. Gross profit in our Retail Segment increased approximately $0.3 million for the nine months ended June 2024 as compared to the same prior year period. This change was primarily related to a $1.0 million increase in realized margins in our existing stores, a $0.7 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian, and a $0.1 million increase related to the opening of our new Lakewood Ranch store, partially offset by a $1.5 million decrease related to the closure of five stores between the comparative periods.

OPERATING EXPENSE – Nine months ended June 2024

Operating expenses increased $16.6 million during the nine months ended June 2024 as compared to the same prior year period. Significant items impacting operating expenses during the period included a $10.6 million increase in operating expenses related to the acquisition of Henry’s during Q2 2023, increases of $1.7 million and $0.1 million related to the respective acquisitions of Burklund and Richmond Master during Q3 2024, a $3.2 million increase related to employee compensation and benefit costs, a $1.2 million increase in insurance costs, and a $0.3 million increase in other Wholesale Segment operating expenses, partially offset by a $0.5 million decrease in operating expense costs in our Retail Segment. The decrease in our Retail Segment was primarily due to a $2.0 million decrease related to the closure of five stores between the comparative periods, partially offset by an increase of $0.9 million in our existing stores, a $0.5 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian and a $0.1 million increase related to the opening of our new Lakewood Ranch store.

INTEREST EXPENSE – Nine months ended June 2024

Interest expense increased $1.2 million for the nine months ended June 2024 as compared to the same prior year period, primarily related to higher interest rates, increased capital expenditures, and higher outstanding debt balances in the current period related to the acquisitions of Burklund and Richmond Master in Q3 2024 and the acquisition of Henry’s in Q2 2023.

OTHER INCOME – Nine months ended June 2024

The change in other income was primarily related to differences in the amounts of insurance recoveries between the comparative periods.

INCOME TAX EXPENSE – Nine months ended June 2024

The change in the Company’s effective tax rate during the nine-month period ended June 2024 as compared to the respective prior year period was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and variances in the average effective state income tax rates between the comparative periods.

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

At June 2024, the Facilities had a total combined borrowing capacity of $300.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at June 2024 was $239.2 million, of which $156.9 million was outstanding, leaving $82.3 million available.

The average interest rate of the Facilities was 6.99% at June 2024. For the nine months ended June 2024, the peak borrowings under the Facilities was $181.8 million, and the average borrowings and average availability under the Facilities was $129.4 million and $80.9 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s three notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at June 2024. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at June 2024.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.1 million and $0.5 million for the three- and nine-month periods ended June 2024, respectively, and $0.1 million and $3.4 million for the three- and nine-month periods ended June 2023, respectively.

Other

The Company has issued letters of credit totaling $2.4 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

Other than changes implemented related to the consolidation of Burklund and Richmond Master, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2023.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

(a) Exhibits

10.1	Consent, Joinder and Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated April 5, 2024, between AMCON Distributing Company and Bank of America

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: July 18, 2024	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: July 18, 2024	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)