Form 10-K
period 2024-09-30
AMCON DISTRIBUTING CO
filed 2024-11-08
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

◻    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 1-15589

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0702918 (I.R.S. Employer Identification No.)

7405 Irvington Road, Omaha, NE (Address of principal executive offices)	68122 (Zip Code)

Registrant’s telephone number, including area code:

(402) 331-3727

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	DIT	NYSE American

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2024 was $28,141,512 computed by reference to the $184.00 closing price of such common stock equity on March 28, 2024.

As of November 6, 2024, there were 645,462 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2024 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2024 and 2023 fiscal years ended September 30, are herein referred to as fiscal 2024 and fiscal 2023, respectively. The fiscal year-end balance sheet dates of September 30, 2024 and September 30, 2023 are referred to herein as September 2024 and September 2023, respectively. This report and the documents incorporated by reference herein, if any, contain forward-looking statements, which are inherently subject to risks and uncertainties. See “Forward-Looking Statements” under Item 7 of this report.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on NYSE American under the symbol “DIT.” The Company serves customers in 33 states through two business segments:

●	Our wholesale distribution segment (the “Wholesale Segment”), which includes our Team Sledd, LLC (“Team Sledd”) and Henry’s Foods, Inc. (“Henry’s”) subsidiaries, distributes consumer products and provides a full range of programs and services to our customers that are focused on helping them manage their business and increase their profitability. We serve customers primarily in the Central, Rocky Mountain, Great Lakes, Mid-South and Mid-Atlantic regions of the United States.

●	Our retail health food segment (the “Retail Segment”) operates 15 health food retail stores located throughout the Midwest and Florida.

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 7,900 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. We have licenses, and operate, in 33 states, are the third (3rd) largest convenience store distributor by geographic territory served, and in December 2023, Convenience Store News ranked us as the sixth (6th) largest convenience store distributor in the United States based on annual sales.

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

RETAIL SEGMENT

Our Retail Segment, through our Healthy Edge Retail Group subsidiary, is a specialty retailer of natural/organic groceries and operates 15 retail health food stores under the Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market banners. We operate within the natural products retail industry, which is a subset of the United States grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. These stores carry over 32,000 different national and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

COMPETITIVE STRENGTHS

We believe that we benefit from a number of competitive strengths, including the following:

Industry Experience

The management teams for both of our business segments possess substantial depth of experience in the areas of finance, information technology, business development, retail store support, logistics, sales, and marketing. This experience is beneficial for the management of vendor and customer relationships as well as overall operational execution.

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

PRINCIPAL PRODUCTS

The sales of cigarettes represented approximately 62% of our consolidated revenue in both fiscal 2024 and fiscal 2023. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 38% of our consolidated revenue in both fiscal 2024 and fiscal 2023.

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

We believe our business model positions us to compete with a wide range of competitors including national, regional, and local wholesalers. As the third (3rd) largest convenience store distributor in the United States based on geographic territory served and the sixth (6th) largest in annual sales (according to Convenience Store News), our wholesale distribution business has sufficient economies of scale to offer competitive pricing as compared to national wholesalers. Our ability to service multiple territories of larger customers, combined with our flexible distribution and support model, enables us to provide the highest level of service and customized merchandising solutions within our industry.

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

The Company operates in 33 states and is subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In recent years, a number of states have increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls and as a mechanism to discourage tobacco product use.

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2024 or fiscal 2023.

EMPLOYEES

At September 2024, the Company had 1,362 full-time and 201 part-time employees, which together serve in the following areas:

Managerial	65
Administrative	178
Delivery	308
Sales & Marketing	441
Warehouse	571
Total Employees	1,563

Approximately thirty of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). The current labor agreement with the union is effective through November 2026.

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

The distribution of cigarettes represents a significant portion of our business. During fiscal 2024, approximately 62% of our consolidated revenues came from the distribution of cigarettes, which generated approximately 18% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

●	Cigarettes and Other Tobacco Products Are Subject to Substantial Excise Taxes and If These Taxes Are Increased, Our Sales of Cigarettes and Other Tobacco Products Could Decline.

Cigarette and tobacco products (including vaping products) are subject to substantial excise taxes and future legislation could significantly increase such taxes. Significant increases in cigarette and tobacco-related taxes and fees have been proposed and enacted by city, state, and federal governments in recent years. Further, the evolving regulatory responsibilities of the FDA are being funded by fees imposed on tobacco companies. These fees have been passed on to wholesale distributors and end consumers in the form of higher prices for cigarette and tobacco products.

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

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as our Company. Our Company’s principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. We also face competition from Whole Foods Market and/or its parent company Amazon™, which pose a threat to the supply chains of food and grocery retailers as well as convenience stores served by wholesale distribution companies as they continue to pursue a vertical, multi-channel sales strategy targeting both retail consumers and business level customers. Most of our wholesale distribution competitors generally offer a wide range of products at prices comparable to those we offer. Some of our competitors have substantial financial resources and long-standing customer relationships. This competition may reduce our margins and/or cause a loss in market share, adversely impacting our results of operations, cash flow, and financial condition.

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

Increased selling prices for cigarettes and higher cigarette taxes have resulted in the growth of deep-discount cigarette brands, which may be sold by our competitors or other retailers. Deep-discount cigarette brands are brands generally manufactured by companies that are not original participants to the MSA, and accordingly, do not have cost structures burdened by the MSA. Since the MSA was signed, the category of deep-discount brands manufactured by smaller manufacturers or supplied by importers has grown substantially. If this growth continues, our business, results of operations, cash flows, and overall financial condition would be negatively impacted.

RISK FACTORS RELATED TO THE RETAIL BUSINESS

●	Increased Competition in the Retail Health Food Industry May Have an Adverse Effect on Our Business.

In our retail health food business, we compete with a wide range of well-financed regional and national competitors such as Whole Foods Markets, Trader Joe’s, Sprouts Farmers Market, Natural Grocers, General Nutrition Centers, Vitamin Shoppe, and other online competitors such as Amazon™ who all have embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other independent natural foods store chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets such as Kroger, Albertsons, Walmart, and Costco have also significantly increased their offerings of organic and natural products providing another layer of competition. Finally, if online shopping, direct-to-consumer, and home delivery models continue to grow in popularity thereby further disrupting traditional sales channels, it may present a significant direct risk to brick and mortar retailers like the Company. We also face competition from Whole Foods Market and/or its parent company Amazon™, which pose a threat to the supply chains of the grocery and natural foods business as they continue to pursue a vertical, multi-channel sales strategy targeting both retail consumers and business level customers. Most of these competitors may have greater financial and marketing resources than the Company and may be able to devote greater resources to sourcing, promoting, and selling their products. In response to heightened competition, the Company is continuing to implement a repositioning strategy for its retail business. This repositioning strategy calls for a wide range of initiatives including the possible addition of one or more of our new retail store prototypes per year into the foreseeable future. The opening of new retail stores inherently brings additional risk to the business. Further, if our repositioning strategy in response to this increase in competition is not successful, it may have a material adverse effect on our results of operations, business, cash flow, and financial condition, and could potentially result in the impairment of assets within this business segment.

●	Changes in the Availability of Quality Natural and Organic Products Could Impact Our Business.

There is no assurance that quality natural and organic products including dietary supplements, fresh and processed foods and vitamins will be available to meet our stores’ future needs. If conventional supermarkets increase their natural and organic product offerings or if new laws require the reformulation of certain products to meet tougher standards, the supply of these products may be constrained. Any significant disruption in the supply of quality natural and organic products could have a material adverse impact on our overall sales and product costs.

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

Many of our stores are located in close proximity to shopping areas that also accommodate other well-known anchor stores. Sales at our stores are derived, in part, from the volume of traffic generated by the other anchor stores in these shopping areas. Customer traffic may be adversely affected by local and regional economic downturns in the areas where our stores are located, long-term nearby road construction projects, the closing of nearby anchor stores or other nearby stores or the decline of the shopping environment in a particular shopping area. Any of these events could reduce our sales and leave us with excess inventory, which could have a material adverse impact on our business, financial condition, and results of operations. In response to such events, we may be required to increase markdowns or initiate marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income.

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

●	We May Be Impacted by Acts of Civil Unrest or Violence.

Our business operations could be negatively impacted by acts of civil unrest or violence, which are beyond our control. Such acts could threaten our supply chain, may result in property damage and/or insurance claims to the facilities of the Company or our customers, impact the safety of our workforce or the workforces of our customers, and may also have indirect impacts on customer demand for the products we sell, or our ability to collect on accounts receivable or finance our operations.

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

From time to time, one or both of the Company’s business segments may acquire assets from other businesses, all or a portion of the ownership of another business, or make an equity investment in another business through the purchase of equity or other means. The purchase of assets, of all or a portion of a business, or an equity investment in another business can bring significant risks to the Company in a number of areas including purchase price, amount of equity investment, business valuation and recording risks, customer retention risks, risks associated with the assumption of liabilities or obligations, integration risks, technology risks, risks associated with the addition of new employees such as health care costs, and a wide range of other risks and considerations. While the Company strives to minimize the risks associated with its acquisition or equity investment activities, issues may arise which could have a material negative impact on the Company’s results of operations, balance sheet, and cash flows.

●	We May Be Subject to Risks Associated with Trade Tariffs.

The Company purchases products from a wide range of vendors in both of its businesses. Some of our vendors may import certain products as part of their manufacturing processes and could be impacted by higher costs resulting from trade tariffs. Further, the impact of higher costs at the retail level may negatively impact consumer discretionary spending and demand.  In the event that our product purchase costs from our vendors increase and we cannot pass on those price increases to our customers, or if the retail level demand for the products we sell decreases, the Company’s results of operations, balance sheet, and cash flows could be negatively impacted.

●	Employee Healthcare Benefits Represent a Significant Expense for Our Company and May Negatively Affect Our Profitability.

Healthcare represents a significant expense item for our Company and there is a general upward trend in healthcare costs nationwide. While we strive to control these costs through modifications to insurance coverage, including co-pays and deductibles, there can be no assurance that we will be able to successfully control such costs in the future. Continued increases in healthcare costs, as well as changes in laws, regulations, and assumptions used to calculate health and benefit expenses, may adversely affect our business, financial position and results of operations.

●	We May Be Subject to Product Liability Claims That May Have an Adverse Effect on Our Business.

We may face exposure to product liability claims if the use of any product we sell is alleged to cause injury or illness. However, product liability insurance may not continue to be available at a reasonable cost, or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying the products we sell, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insurance limits of any insurance provided by suppliers. If we do not have adequate insurance or if contractual indemnification is not available or if the counterparty cannot fulfill its indemnification obligation, product liability relating to allegedly defective products could have a material adverse impact on our results of operations, cash flow, business, and overall financial condition.

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

●	We May Be Subject to Risks Associated with Insurance Renewals.

The Company uses a combination of insurance and self-insurance plans to provide for the potential liabilities for workers’ compensation, general liability, property insurance, director and officers’ liability insurance, vehicle liability, and employee health care benefits. The Company may not be able to renew various forms of insurance with adequate levels of coverage, at favorable rates, or obtain insurance at all based upon market conditions within the insurance industry and/or because of the industry in which the Company operates.

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

Additionally, many of our Wholesale Segment customers are thinly capitalized and their access to credit may be impacted by changes in economic conditions, systemic pressures in the banking system, including disruptions in the credit markets, rising interest rates or other factors, which may affect their ability to operate as a going concern, presenting additional credit risk for the Company. A period of economic downturn or economic deterioration could result in lower sales and profitability as well as customer credit defaults.

●	Periods of Significant or Prolonged Inflation or Deflation Affect Our Product Costs and Profitability.

Volatile product costs have a direct impact on our business. Prolonged periods of product cost inflation may have a negative impact on our profit margins and earnings to the extent that we are unable to pass on all or a portion of such product cost increases to our customers, which may have a negative impact on our business and our profitability. In addition, product cost inflation may negatively impact consumer discretionary spending, which could adversely impact our sales. Conversely, our business may be adversely impacted by periods of prolonged product cost deflation because we make a significant portion of our sales at prices that are based on the cost of products we sell plus a percentage markup. As a result, our profit levels may be negatively impacted during periods of product cost deflation, even though our gross profit percentage may remain relatively constant.

●	We Rely Heavily on Information Technology Systems to Operate Our Business. Any Disruptions to These Technology Systems or if These Systems were Made Unavailable for Use, May Have a Material Adverse Effect on Our Business.

We rely extensively on our information technology systems and those of third parties to operate our business. We have had and may have disruptions to our information technology systems due to a number of factors including but not limited to electricity outages, equipment failure, telecommunications failures, security breaches, cyber-attacks, computer viruses, malware or other methods and causes.  Although we make efforts to maintain the security, integrity and redundancy of our systems and have implemented various measures to manage the risk of system disruptions or failures, there can be no assurance that our efforts and measures will be effective. If any of our information technology systems or those of third parties on which we rely are damaged or made unavailable to us, it could have a material negative impact on our operations and profits.

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

We annually test goodwill and intangible assets with indefinite useful lives to determine if impairment has occurred. Additionally, we perform interim reviews whenever events or changes in circumstances indicate that impairment may have occurred. If our testing indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

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

Acquiring other distributors or existing retail stores, developing and opening new retail stores and distribution facilities, and expanding existing distribution facilities requires significant amounts of capital. Historically, our growth has been funded primarily through proceeds from bank debt, private placements of equity and debt and internally generated cash flow. These and other sources of capital may not be available to us on satisfactory terms, or at all, in the future, particularly in light of current economic conditions, including systemic pressures in the banking system, disruptions in the credit markets and rising interest rates, which could impair our ability to further expand our business.

●	Covenants in Our Revolving Credit Facilities or Other Debt Agreements May Restrict Our Ability to React to Changes Within Our Business or Industry.

Our revolving credit facilities and other debt agreements impose certain restrictions on us that could increase our vulnerability to general adverse economic and industry conditions by limiting our flexibility in planning for and reacting to changes in our business and industry. Specifically, these restrictions limit our ability, among other things, to incur additional indebtedness, make distributions, pay dividends, issue stock of subsidiaries, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, or transfer and sell our assets.

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

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our revolving credit facilities or other debt financing arrangements. However, the current and future conditions in the credit markets, including systemic pressures in the banking system, disruptions in the credit markets and rising interest rates may impact the availability of capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs for the foreseeable future. We may require additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtain financing on terms satisfactory to us, or at all.

●	We Depend on Relatively Few Suppliers for a Large Portion of Our Products, and Any Interruptions in the Supply of the Products We Sell May Have an Adverse Effect on Our Results of Operations and Financial Condition.

We do not have any significant long-term contracts with suppliers in our wholesale business committing them to provide products to us. Although our purchasing volume can provide leverage when dealing with suppliers, suppliers may not provide the products we sell in the quantities we request or on favorable terms. Because we do not control the actual production of the products we sell, we are also subject to delays caused by interruption in production based on conditions beyond our control. These conditions include but are not limited to labor disputes (strikes), labor shortages, supply chain and transportation disruptions, inclement weather, drought, natural disasters, epidemics, pandemics or other widespread public health issues, or other catastrophic events and the adverse effects of climate change. Our inability to obtain adequate supplies of the products we sell, as a result of any of the foregoing factors or otherwise, could cause us to fail to meet our obligations to our customers.

●	We Would Lose Business if Cigarette or Other Manufacturers That We Use Decide to Engage in Direct Distribution of Their Products.

Historically, some large manufacturers of the products we carry have decided to engage in direct distribution of their products and eliminate distributors such as the Company. If other manufacturers make similar product distribution decisions in the future, our revenues and profits could be adversely affected and there can be no assurance that we will be able to take action to compensate for such losses.

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

We compete with other businesses in each of our markets with respect to attracting and retaining qualified employees, particularly in the area of truck drivers and warehouse workers. A shortage of qualified employees could require us to enhance our wage and benefits packages to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees.

In addition, at September 2024, approximately thirty of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in November 2026. Strikes, work stoppages, or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair distribution of our products or result in a loss of sales, which could adversely affect our business, financial position and results of operations. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

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

The Company operates and plans based on the current structure of government and other regulatory agencies and their related framework of oversight and standards setting. We cannot predict how any changes to any of these governmental or regulatory frameworks, or changes in laws, regulations, administrative orders or the interpretation or application of such items, may impact our business. Any changes in the current regulatory environment may change, restrict, or discontinue which products the Company is allowed to sell.  Additionally, certain products we sell may require reformulation to meet new standards or comply with new regulations or administrative orders. As such, any related product recalls or product reformulations could result in additional record keeping costs, expanded documentation and tracking costs, and expanded or changed product labeling and/or scientific substantiation. Any such changes in our regulatory schemes could disrupt our supply chain and sales and have an adverse impact on our results of operations, business, cash flow, and financial condition.

RISK FACTORS RELATED TO OUR COMMON STOCK

●	The Company Has Few Shareholders of Record And, If this Number Remains below 300, as was true as of September 30, 2024, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE American, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock remains below 300, as was true as of September 30, 2024, our obligation to file reports under the Securities Exchange Act of 1934 could be suspended. If we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE American. This would likely impact investors’ ability to trade in our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.  CYBERSECURITY

Risk Management and Strategy

In the ordinary course of our business, the Company is subject to cybersecurity threats and risks which it manages as an important component of its overall enterprise risk management strategy. To identify, assess, and manage cybersecurity threats and risks to our business, the Company has made significant investments in its processes, control environment, and technology solutions to help prevent and mitigate the impact of any such threats and risks. These processes include the use of sophisticated third-party software for continuous monitoring, the use of expert outside consultants, ongoing training and educational programs, regular and periodic updates on new cybersecurity threats and risks, incident response procedures, and the implementation of other cybersecurity best practices wherever possible. These processes also cover risks from cybersecurity threats associated with our use of information technology systems of third-parties upon which we rely.

The day-to-day management of the Company’s cybersecurity framework is managed by the Company’s information technology team while operational oversight of its design and function are managed by the Company’s management team including, but not limited to, its Chief Operating Officer (COO), Chief Financial Officer (CFO), Director of Industrial Engineering, and Director of Information Technology, all of whom have substantial experience managing enterprise risk, including cybersecurity risks. Our management team is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with our incident response procedures.

Governance

The Company’s Board of Directors, working in conjunction with its Audit and Corporate Governance Committees, oversees the Company’s overall enterprise risk management program, including the evaluation of cybersecurity related risks. Our Board receives periodic updates from the Company’s management team regarding technology matters including its cybersecurity framework, and the notification of any material cybersecurity events and/or risks.

While the Company believes it has adequate processes and technology in place to detect and respond to cybersecurity threats, the Company is continually at risk given an ever-changing cybersecurity landscape. Accordingly, the Company can provide no assurances that a future cyber-attack would not impact the Company's business in a material manner. At the effective date of this report filing, however, the Company is not aware of any current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For more information on risks related to the Company's information technology systems, including cybersecurity threats that may materially affect the Company's business, see the risk factors included under Item 1A of this Annual Report on Form 10-K (“We Rely Heavily on Information Technology Systems to Operate Our Business. Any Disruptions to These Technology Systems or if These Systems were Made Unavailable for Use, May Have a Material Adverse Effect on Our Business”).

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s 13 distribution centers and 15 retail stores at September 2024 are set forth below:

Location	Square Feet
Distribution—CO, IL, IN, MN, MO, ND, NE, SD, TN & WV	1,705,000
Retail—AR, FL, & OK	163,000
Total Square Footage	1,868,000

The Company leases certain distribution facilities, retail stores, offices, and certain equipment under operating leases. As further described in Note 7 to the Consolidated Financial Statements, certain of our distribution facilities in Quincy, Illinois, Springfield, Missouri, Bismarck, North Dakota, Rapid City, South Dakota, Colorado City, Colorado, East Peoria, Illinois and Fairview Heights, Illinois are owned by the Company and are included as collateral under AMCON’s credit facility (“the AMCON Facility”). Henry’s distribution center in Alexandria, Minnesota is owned by the Company and is included as collateral under Henry’s credit facility (“the Henry’s Facility”). Team Sledd’s principal office and warehouse in

Wheeling, West Virginia are collateral against two separate notes payable and Team Sledd’s credit facility (the “Team Sledd Facility”). Management believes that its existing facilities are adequate for the Company’s current level of operations, however, larger facilities and additional cross-dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
Christopher H. Atayan	64	Chairman of the Board, Chief Executive Officer, Director
Andrew C. Plummer	50	President, Chief Operating Officer, Director
Charles J. Schmaderer	55	Vice President, Chief Financial Officer, Secretary

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE American under the trading symbol “DIT”. As of November 6, 2024, the closing price of our common stock on NYSE American was $132.00 and there were 645,462 common shares outstanding. As of that date, the Company had approximately 795 persons holding common shares beneficially of which approximately 140 are shareholders of record (including direct participants in the Depository Trust Company).

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

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of approximately $0.6 million, or $1.00 per common share, and $3.5 million, or $5.72 per common share, during fiscal 2024 and fiscal 2023, respectively.

During the fiscal years ended September 30, 2024 and September 30, 2023, the Company did not sell any unregistered securities. The Company issued unregistered securities to certain members of the Company’s management team in relation to the vesting of restricted stock units as described in Note 12 of Part II, Item 8. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

REPURCHASE OF COMPANY SHARES

The Company did not repurchase any shares of its common stock during fiscal 2024. During fiscal 2023, the Company repurchased a total of 2,363 shares of its common stock for cash totaling approximately $0.4 million. All repurchased shares were recorded in treasury stock at cost. At September 2024, 75,000 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors in October 2023. Management has discretion to determine the timing of any repurchases, as well as the number and pricing of any shares to be repurchased.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Estimates and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2024 and September 2023. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

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

During fiscal year 2024, the Company continued to make targeted investments in conjunction with its long-term growth strategy.

The Company purchased and is currently building out a 250,000 square foot distribution facility in Colorado City, Colorado, which will play a central role in the Company’s long-term geographic expansion initiatives. In addition, the Company’s new 175,000 square foot distribution facility located in Springfield, Missouri became fully operational at the end of the fiscal period. This new facility will enhance our foodservice capabilities in that region.

The Company also acquired Burklund Distributors, Inc. (“Burklund”), a wholesale distributor based in East Peoria, Illinois and Richmond Master Distributors, Inc. (“Richmond Master”), a wholesale distributor based in South Bend, Indiana. These acquisitions will expand the Company’s regional footprint and provide customers with an enhanced range of products and services over time.

Lastly, the Company opened a new retail store under the Chamberlin’s Natural Foods banner in Lakewood Ranch, Florida.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2024 and 2023:

	Fiscal Years
	2024	2023
Sales	100.0%	100.0%
Cost of sales	93.3	93.3
Gross profit	6.7	6.7
Selling, general and administrative expenses	5.7	5.4
Depreciation and amortization	0.3	0.3
Operating income	0.7	1.0
Interest expense	0.4	0.3
Change in fair value of mandatorily redeemable non-controlling interest	—	0.1
Other (income), net	—	(0.1)
Income from operations before income taxes	0.3	0.7
Income tax expense	0.1	0.2
Net income available to common shareholders	0.2%	0.5%

The following table presents selected statement of operations data for fiscal years 2024 and 2023:

($ in millions)	2024	2023	Incr (Decr) (2)
CONSOLIDATED:
Sales (1)	$2,711.0	$2,540.0	$171.0
Cost of sales	2,528.6	2,369.2	159.4
Gross profit	182.4	170.8	11.6
Gross profit percentage	6.7%	6.7%

Operating expense	$164.4	$144.9	$19.5
Operating income	18.0	26.0	(8.0)
Interest expense	10.4	8.5	1.9
Change in fair value of mandatorily redeemable non-controlling interest	1.0	1.3	(0.3)
Income tax expense	3.1	5.7	(2.6)
Net income available to common shareholders	4.3	11.6	(7.3)

BUSINESS SEGMENTS:
Wholesale
Sales	$2,668.5	$2,496.9	$171.6
Gross profit	166.8	155.3	11.5
Gross profit percentage	6.3%	6.2%
Retail
Sales	$42.5	$43.1	$(0.6)
Gross profit	15.6	15.5	0.1
Gross profit percentage	36.7%	36.0%

(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $41.1 million and $40.4 million in fiscal 2024 and fiscal 2023, respectively.
(2)	Calculated based on rounded numbers as presented in the table.

SALES

Changes in sales are primarily driven by:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states;
(ii)	changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from shifting consumer preferences or the fluctuation in the comparable number of business days in our reporting period; and
(iii)	acquisitions

SALES—Fiscal 2024 vs. Fiscal 2023

Sales in our Wholesale Segment increased $171.6 million during fiscal 2024 as compared to fiscal 2023. Significant items impacting sales during fiscal 2024 included a $103.1 million increase in comparative sales related to the acquisition of Henry’s Foods, Inc. (“Henry’s") during Q2 2023, a $98.6 million increase in sales related to the combined acquisitions of Burklund and Richmond Master during fiscal 2024, a $116.6 million increase in sales related to price increases implemented by cigarette manufacturers, and a $2.9 million increase in sales related to higher sales volumes in our tobacco, confectionary, foodservice, and other categories (“Other Products”), partially offset by a $149.6 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment decreased $0.6 million in fiscal 2024 as compared to fiscal 2023. This change was primarily due to a $5.5 million decrease related to the closure of five stores between the comparative periods, partially offset by a $2.4 million increase related to higher sales volumes in our existing stores, a $2.0 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian, and a $0.5 million increase related to the opening of our new Lakewood Ranch store.

GROSS PROFIT—Fiscal 2024 vs. Fiscal 2023

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

Gross profit in our Wholesale Segment increased $11.5 million during fiscal 2024 as compared to fiscal 2023. Significant items impacting gross profit during fiscal 2024 included an $11.9 million increase in comparative gross profit related to the acquisition of Henry’s in Q2 2023, a $5.1 million increase in gross profit related to the combined acquisitions of Burklund and Richmond Master during fiscal 2024, and a $0.1 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases between the comparative periods, partially offset by a $5.3 million decrease in gross profit related to the mix of volumes and promotions in our Other Products category and a $0.3 million decrease in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods. Gross profit in our Retail Segment increased $0.1 million in fiscal 2024 as compared to fiscal 2023. This change was primarily related to a $1.0 million increase in realized margins in our existing stores, a $0.7 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian, and a $0.3 million increase related to the opening of our new Lakewood Ranch store, partially offset by a $1.9 million decrease related to the closure of five stores between the comparative periods.

OPERATING EXPENSE—Fiscal 2024 vs. Fiscal 2023

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

Our fiscal 2024 consolidated operating expenses increased $19.5 million as compared to fiscal 2023. Significant items impacting operating expenses during fiscal 2024 included a $10.6 million increase in operating expenses related to the acquisition of Henry’s during Q2 2023, a $4.5 million increase related to the combined acquisitions of Burklund and Richmond Master during fiscal 2024, a $3.2 million increase related to employee compensation and benefit costs, a $1.3 million increase in insurance costs and a $0.6 million increase in other Wholesale Segment operating expenses, partially offset by a $0.7 million decrease in our Retail Segment operating expenses. The decrease in our Retail Segment was primarily due to a $2.8 million decrease related to the closure of five stores between the comparative periods, partially offset by an increase of $1.1 million in our existing stores, a $0.5 million increase related to the re-opening of our Port Charlotte store that was damaged during Hurricane Ian and a $0.5 million increase related to the opening of our new Lakewood Ranch store.

INTEREST EXPENSE — Fiscal 2024 vs. Fiscal 2023

Interest expense increased $1.9 million during fiscal 2024 as compared to fiscal 2023, primarily related to higher interest rates, increased capital expenditures, and higher outstanding debt balances in the current year period related to the acquisitions of Burklund and Richmond Master in fiscal 2024 and the acquisition of Henry’s in Q2 2023.

OTHER INCOME — Fiscal 2024 vs. Fiscal 2023

The change in other income was primarily related to differences in the amounts of insurance recoveries between the comparative periods.

INCOME TAX EXPENSE — Fiscal 2024 vs. Fiscal 2023

The change in the Company’s effective tax rate during fiscal 2024 as compared to fiscal 2023 was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and variances in the average effective state income tax rates between the comparative periods.

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

At September 2024, the Facilities have a total combined borrowing capacity of $300.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at September 2024 was $212.4 million, of which $121.3 million was outstanding, leaving $91.1 million available.

The average interest rate of the Facilities was 6.82% at September 2024. During fiscal 2024, the peak borrowings under the Facilities was $181.8 million, and the average borrowings and average availability under the Facilities was $134.5 million and $81.0 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s two notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at September 2024. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the Facilities at September 2024.

Dividend Payments

The Company paid cash dividends of $0.6 million, or $1.00 per common share, and $3.5 million, or $5.72 per common share, during fiscal 2024 and fiscal 2023, respectively.

Other

The Company has issued letters of credit to its workers’ compensation insurance carriers as part of its self-insured loss control program totaling $2.4 million and $0.5 million as of September 2024 and September 2023, respectively.

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

ALLOWANCE FOR EXPECTED CREDIT LOSSES

NATURE OF ESTIMATES REQUIRED.  The allowance for expected credit losses represents our estimate of uncollectible accounts receivable at the balance sheet date. We monitor our credit exposure on a daily basis and regularly assess the adequacy of our allowance for expected credit losses. Because credit losses can vary significantly over time, estimating the required allowance requires a number of assumptions that are uncertain.

ASSUMPTIONS AND APPROACH USED.  We estimate our required allowance for expected credit losses using the following key assumptions:

●	Historical collections—Represented as the amount of historical uncollectible accounts as a percent of total accounts receivable.
●	Specific credit exposure on certain accounts—Identified based on management’s review of the accounts receivable portfolio and taking into account the financial wherewithal of particular customers that management deems to have a higher risk of collection.
●	Market conditions—We consider a broad range of industry trends and macro-economic issues which help formulate reasonable and supportable forecasts and also may impact the creditworthiness of our customers.

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

Goodwill recorded on the Company’s consolidated balance sheet represents amounts allocated to its wholesale reporting unit which totaled $5.8 million at both September 2024 and September 2023. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2024 and September 2023.

INSURANCE

The Company’s insurance for employee-related health care benefits, workers’ compensation, and general liability is provided through high-deductible or self-insured programs. The Company accrues for employee-related health care costs utilizing a claims reserve methodology and prepays insurance carriers for all workers’ compensation and general liability coverage as part of its insurance program. All claims activity and any related reserves are evaluated at the end of each reporting period. Due to the uncertainty involved with claims activity and the realization of claims incurred but unreported, management is required to make estimates of these claims.

ASSUMPTIONS AND APPROACH USED.  In order to estimate our reserve for incurred but unreported employee health care claims we consider the following key factors:

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

MANDATORILY REDEEMABLE NON-CONTROLLING INTEREST

Mandatorily redeemable non-controlling interest represents the non-controlling interest in the Company’s strategic investment in Team Sledd.

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

ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. The Company adopted ASU 2016-13 on October 1, 2023. The adoption of ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements.

Recently Announced Accounting Pronouncements

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with all forms of insurance renewals and the risk that the Company may not be able to renew various insurance with adequate levels of coverage, at favorable rates, or obtain insurance at all based upon market conditions within the insurance industry and/or because of the industry in which the Company operates,

●	risks associated with unrest in certain global regions which could further disrupt world supply chains, manufacturing centers, and shipping routes, impacting commodity/product availability and/or cost, as well as consumer demand trends,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability, and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest, commodity prices, and customer credit risk, which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed and pending regulations and/or product approvals/authorizations related to the manufacturing, distribution and sale of certain menthol, vaping, and flavored tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with events such as the COVID-19 pandemic, during which the Company experienced both higher sales volumes and labor costs but then subsequently experienced a decline in sales volumes, with limited ability to offset or pass on higher operating costs,

●	risks associated with the acquisition of businesses or assets, capital asset expenditure projects by either of our business segments such the development of new facilities/locations or upgrades to distribution centers or retail stores, including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, and risks related to the assumption of certain liabilities or obligations,
●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new retail stores,

●	risks to our brick and mortar retail business and potentially to our wholesale distribution business if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels,

●	the potential impact that ongoing or proposed increases in trade tariffs and/or changes to trade policies may have on raw materials or finished goods sourced from abroad which could result in higher prices for the products we sell while also decreasing consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	risks associated with labor disputes (strikes), natural disasters, domestic/political unrest and incidents of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AMCON Distributing Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and its subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As reported on the consolidated statements of operations, the Company reported sales of approximately $2.7 billion for the year ended September 30, 2024. Also as disclosed in Note 1 to the consolidated financial statements, the Company recognizes revenues when the performance obligation is satisfied, which is the point where control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

We identified the occurrence and cutoff of revenue transactions as a critical audit matter due to the significant audit effort required in performing procedures related to testing these assertions given the significance of net sales and the large volume of transactions.

Our audit procedures related to evaluating the occurrence and cutoff of revenue transactions included the following, among others:

●	Tested the occurrence and cutoff of recorded revenue transactions on a sample basis by obtaining and inspecting invoices, delivery documents, and cash receipts from customers.
●	Evaluated the reasonableness of actual cigarette revenue recorded by comparing amounts to a substantive analytic based on cartons sold, price per carton, and tax per carton.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Omaha, Nebraska

November 8, 2024

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2024	2023
ASSETS
Current assets:
Cash	$672,788	$790,931
Accounts receivable, less allowance for credit losses of $2.3 million at September 2024 and $2.4 million at September 2023	70,653,907	70,878,420
Inventories, net	144,254,843	158,582,816
Income taxes receivable	718,645	1,854,484
Prepaid expenses and other current assets	12,765,088	13,564,056
Total current assets	229,065,271	245,670,707

Property and equipment, net	106,049,061	80,607,451
Operating lease right-of-use assets, net	25,514,731	23,173,287
Goodwill	5,778,325	5,778,325
Other intangible assets, net	4,747,234	5,284,935
Other assets	2,952,688	2,914,495
Total assets	$374,107,310	$363,429,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,498,225	$43,099,326
Accrued expenses	15,802,727	14,922,279
Accrued wages, salaries and bonuses	8,989,355	8,886,529
Current operating lease liabilities	7,036,751	6,063,048
Current maturities of long-term debt	5,202,443	1,955,065
Current mandatorily redeemable non-controlling interest	1,703,604	1,703,604
Total current liabilities	93,233,105	76,629,851

Credit facilities	121,272,004	140,437,989
Deferred income tax liability, net	4,374,316	4,917,960
Long-term operating lease liabilities	18,770,001	17,408,758
Long-term debt, less current maturities	16,562,908	11,675,439
Mandatorily redeemable non-controlling interest, less current portion	6,507,896	7,787,227
Other long-term liabilities	1,657,295	402,882

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 630,362 shares outstanding at September 2024 and 608,689 shares outstanding at September 2023	9,648	9,431
Additional paid-in capital	34,439,735	30,585,388
Retained earnings	108,552,565	104,846,438
Treasury stock at cost	(31,272,163)	(31,272,163)
Total shareholders’ equity	111,729,785	104,169,094
Total liabilities and shareholders’ equity	$374,107,310	$363,429,200

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2024	2023
Sales (including excise taxes of $569.5 million and $564.6 million, respectively)	$2,710,981,108	$2,539,994,999
Cost of sales	2,528,626,652	2,369,150,102
Gross profit	182,354,456	170,844,897
Selling, general and administrative expenses	154,878,763	137,301,668
Depreciation and amortization	9,495,179	7,576,646
	164,373,942	144,878,314
Operating income	17,980,514	25,966,583

Other expense (income):
Interest expense	10,413,228	8,550,431
Change in fair value of mandatorily redeemable non-controlling interest	1,040,968	1,307,599
Other (income), net	(936,171)	(1,193,840)
	10,518,025	8,664,190
Income from operations before income taxes	7,462,489	17,302,393
Income tax expense	3,126,000	5,706,000
Net income available to common shareholders	$4,336,489	$11,596,393

Basic earnings per share available to common shareholders	$7.24	$19.85
Diluted earnings per share available to common shareholders	$7.15	$19.46

Basic weighted average shares outstanding	599,020	584,148
Diluted weighted average shares outstanding	606,782	595,850

Dividends paid per common share	$1.00	$5.72

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2022	917,009	$9,168	(332,220)	$(30,867,287)	$26,903,201	$96,784,353	$92,829,435
Dividends on common stock, $5.72 per share	—	—	—	—	—	(3,534,308)	(3,534,308)
Compensation expense and issuance of stock in connection with equity-based awards	26,263	263	—	—	3,682,187	—	3,682,450
Repurchase of common stock	—	—	(2,363)	(404,876)	—	—	(404,876)
Net income available to common shareholders	—	—	—	—	—	11,596,393	11,596,393
Balance, September 30, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,585,388	$104,846,438	$104,169,094
Dividends on common stock, $1.00 per share	—	—	—	—	—	(630,362)	(630,362)
Compensation expense and issuance of stock in connection with equity-based awards	21,673	217	—	—	3,854,347	—	3,854,564
Net income available to common shareholders	—	—	—	—	—	4,336,489	4,336,489
Balance, September 30, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$34,439,735	$108,552,565	$111,729,785

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September	September
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$4,336,489	$11,596,393
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	8,957,478	7,161,468
Amortization	537,701	415,178
(Gain) loss on sales of property and equipment	(177,467)	(133,659)
Equity-based compensation	2,489,781	2,717,370
Deferred income taxes	(543,644)	2,589,372
Provision for credit losses	(64,705)	(133,924)
Inventory allowance	62,349	(138,820)
Change in fair value of contingent consideration	(124,992)	—
Change in fair value of mandatorily redeemable non-controlling interest	1,040,968	1,307,599
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	5,900,380	(138,956)
Inventories	29,003,285	(7,728,394)
Prepaid and other current assets	2,227,044	(679,229)
Other assets	(38,193)	(163,340)
Accounts payable	11,397,485	2,213,085
Accrued expenses and accrued wages, salaries and bonuses	1,221,322	1,574,050
Other long-term liabilities	511,231	298,914
Income taxes payable and receivable	1,135,839	(1,034,889)
Net cash flows from (used in) operating activities	67,872,351	19,722,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,429,805)	(11,561,347)
Proceeds from sales of property and equipment	416,546	151,808
Acquisition of Burklund (See Note 2)	(15,464,397)	—
Acquisition of Richmond Master (See Note 2)	(6,631,039)	—
Acquisition of Henry's (See Note 2)	—	(54,865,303)
Net cash flows from (used in) investing activities	(42,108,695)	(66,274,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	2,517,192,464	2,512,309,723
Repayments under revolving credit facilities	(2,536,358,449)	(2,463,134,172)
Proceeds from borrowings on long-term debt	—	7,000,000
Principal payments on long-term debt	(3,765,153)	(2,349,065)
Repurchase of common stock	—	(404,876)
Dividends on common stock	(630,362)	(3,534,308)
Redemption and distributions to non-controlling interest	(2,320,299)	(2,975,323)
Net cash flows from (used in) financing activities	(25,881,799)	46,911,979
Net change in cash	(118,143)	359,355
Cash, beginning of period	790,931	431,576
Cash, end of period	$672,788	$790,931

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$9,985,313	$8,311,375
Cash paid during the period for income taxes, net of refunds	2,520,127	4,141,370

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$1,016,948	$1,015,534
Purchase of property financed with promissory note	8,000,000	—
Portion of Burklund acquisition financed with promissory note (See Note 2)	3,900,000	—
Portion of Burklund acquisition financed with contingent consideration (See Note 2)	1,578,444	—
Issuance of common stock in connection with the vesting of equity-based awards	1,296,372	2,044,805

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:

AMCON Distributing Company and Subsidiaries (“AMCON” or “the Company”) serves customers in 33 states and is primarily engaged in the wholesale distribution of consumer products in the Central, Rocky Mountain, Great Lakes, Mid-South and Mid-Atlantic regions of the United States.

AMCON’s wholesale distribution business which includes our Team Sledd, LLC (“Team Sledd”) and Henry’s Foods, Inc. (“Henry’s) subsidiaries (“Wholesale Segment”), operates 13 distribution centers that sell over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON, through its Healthy Edge Inc. subsidiary, operates 15 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market (“Retail Segment”). These stores carry natural supplements, organic and natural groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 62% of the Company’s consolidated revenue during both fiscal 2024 and fiscal 2023, and 18% and 19% of the Company’s consolidated gross profit during fiscal 2024 and fiscal 2023, respectively.

(b) Accounting Period:

The Company’s fiscal year ends on September 30th, except for one non-wholly owned subsidiary whose fiscal year ends on the last Friday of September, and the fiscal years ended September 30, 2024 and September 30, 2023 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries including Henry’s since February 2023 and its non-wholly-owned equity investment in Team Sledd. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at September 2024 and September 2023 totaled approximately $3.9 million and $3.3 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facilities (see Note 7). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:

Accounts receivable primarily consists of customer trade receivables arising in the ordinary course of business and other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. These receivables are recorded net of an allowance for expected credit losses. The Company evaluates the expected uncollectibility of accounts receivable based on a combination of factors, including but not limited to, past collection history, customer credit terms, industry, regulatory and economic conditions, and any customer specific risks, including credit concentration risks. The Company determines the past due status of trade receivables based on our payment terms with each customer. If the Company becomes aware of a specific customer’s inability to meet its financial obligations, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company may record a specific reserve for expected credit losses to reduce the related receivable to the amount it reasonably believes is collectible. Account balances are charged off against the allowance for credit losses when collection efforts have been exhausted and the account receivable is deemed worthless. Any subsequent recoveries of charged off account balances are recorded as income in the period received. As of September 2024 and September 2023, receivables from transactions with customers, less allowance for expected credit losses were $68.1 million and $69.4 million, respectively.

(f) Inventories:

At September 2024 and September 2023, inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.2 million at both September 2024 and September 2023. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2024	September 2023
Prepaid expenses	$5.5	$4.3
Prepaid inventory	7.3	9.3
	$12.8	$13.6

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

	Years
Land improvements	9	-	15
Buildings and improvements	5	-	40
Warehouse equipment	2	-	20
Furniture, fixtures and leasehold improvements	1	-	12
Vehicles	1	-	10

Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and the resulting gains or losses are reported as a component of operating income.

The Company reviews property and equipment for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the asset group are estimated over the asset’s useful life of the primary asset and based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the asset group may not be recoverable, the potential impairment is determined based on the amount by which the carrying value of the asset group exceeds the fair value of the asset group.  There was no impairment of any property and equipment during either fiscal 2024 or fiscal 2023.

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

(m) Insurance:

The Company’s insurance for employee-related health care benefits, workers’ compensation, and general liability is provided through high-deductible or self-insured programs. The Company accrues for employee-related health care costs utilizing a claims reserve methodology and prepays insurance carriers for all workers’ compensation and general liability coverage as part of its insurance program. The Company accrues for employee-related health care claims based upon a reserve analysis for claims incurred, but not reported, utilizing the Company’s historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period. The Company has issued letters of credit to insurance carriers as part of its loss control program totaling $2.4 million and $0.5 million as of September 2024 and September 2023, respectively.

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

(v) Mandatorily Redeemable Non-Controlling Interest:

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. The Company has elected to present the MRNCI liability at fair value under ASC 825 – Financial Instruments (“ASC 825”) as it believes this best represents the potential future liability and cash flows. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the Consolidated Statements of Operations. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions.

(w) Contingent Consideration:

Contingent consideration recorded on the Company’s consolidated balance sheets represents the fair value of a portion of the consideration paid in the acquisition of Burklund Distributors, Inc. (“Burklund”) (see Note 2). In accordance with Financial Accounting Standards Board (“FASB”) ASC 805 – Business Combinations (“ASC 805”), the Company recorded the contingent consideration at fair value as of the acquisition date and re-measures the liability at each reporting period. The Company calculates the estimated fair value of the contingent consideration based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the contingent consideration in selling, general and administrative expenses in the consolidated statements of operations. The short-term and long-term portions of the contingent consideration are recorded in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheets. At each reporting date, the Company reviews certain inputs, including sales thresholds and an appropriate discount rate, based on management’s knowledge and assumptions of certain events. The contingent consideration liability is classified as Level 3 because of the Company’s reliance on unobservable assumptions.

(x) Business Combinations:

The acquisition method of accounting for business combinations under ASC 805 requires management to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company is allowed to adjust the provisional amounts recognized for a business combination).

(y) Accounting Pronouncements:

Accounting Pronouncements Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. The Company adopted ASU 2016-13 on October 1, 2023. The adoption of ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements.

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

For the two transactions described above, the Company paid consideration in the forms of cash, debt and contingent consideration for the net acquired assets and their related values as of the respective acquisition dates, measured in accordance with ASC 805. In valuing any potential identifiable intangible assets, the Company estimated the fair value using a discounted cash flows methodology with the assistance of an independent valuation advisor. Inputs and projections used to measure the fair value as of the acquisition dates included, but were not limited to, sales growth, gross profit estimates, economic and industry conditions, working capital requirements and various other operational considerations. As a result of the valuation process, no value was assigned to any identifiable intangible assets and no value was assigned to goodwill in either transaction. Burklund and Richmond Master will both be reported as part of the Company’s Wholesale Segment.

The consideration paid for each transaction is as follows:

		Richmond
	Burklund	Master	Total
Cash	$15,464,397	$6,631,039	$22,095,436
Note payable	3,900,000	—	3,900,000
Contingent consideration at fair value	1,578,444	—	1,578,444
Total consideration	$20,942,841	$6,631,039	$27,573,880

The following purchase price allocations reflect the amounts of identifiable assets and liabilities assumed for each transaction:

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

The following table sets forth the unaudited supplemental financial data for Burklund and Richmond Master from the respective acquisition dates through September 2024, which are included in the Company’s consolidated results for fiscal 2024.

		Richmond
	Burklund	Master	Total
Revenue	$73,396,615	$25,194,245	$98,590,860
Net income (loss) available to common shareholders	$(496)	$61,544	$61,048

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

	For the year ended September 2024	For the year ended September 2023
Revenue	$2,854,752,348	$2,892,363,498
Net income available to common shareholders	$3,823,775	$12,435,254

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

	For Fiscal Years
	2024	2023
	Basic	Basic
Weighted average number of common shares outstanding	599,020	584,148
Net income available to common shareholders	$4,336,489	$11,596,393
Net earnings per share available to common shareholders	$7.24	$19.85

	For Fiscal Years
	2024	2023
	Diluted	Diluted
Weighted average number of common shares outstanding	599,020	584,148
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	7,762	11,702
Weighted average number of shares outstanding	606,782	595,850
Net income available to common shareholders	$4,336,489	$11,596,393
Net earnings per share available to common shareholders	$7.15	$19.46

(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2024 and September 2023 consisted of the following:

	2024	2023
Land and improvements	$5,619,034	$4,292,142
Buildings and improvements	67,813,750	43,963,416
Warehouse equipment	25,509,993	23,894,049
Furniture, fixtures and leasehold improvements	19,970,335	16,869,932
Vehicles	14,040,286	12,962,265
Construction in progress	20,905,740	18,798,343
	153,859,138	120,780,147
Less accumulated depreciation:	(47,810,077)	(40,172,696)
Property and equipment, net	$106,049,061	$80,607,451

During fiscal 2024 and fiscal 2023, respectively, the Company capitalized approximately $0.9 million and $0.8 million of interest on funds borrowed to finance certain capital expenditures. Capitalized interest is recorded as part of an asset’s cost and will be depreciated over the asset’s useful life.

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

Leases consist of the following:

Assets	Classification	September 2024	September 2023
Operating	Operating lease right-of-use assets	$25,514,731	$23,173,287

Liabilities
Current:
Operating	Operating lease liabilities	$7,036,751	$6,063,048
Non-current:
Operating	Long-term operating lease liabilities	18,770,001	17,408,758
Total lease liabilities		$25,806,752	$23,471,806

The components of lease costs were as follows:

	Fiscal Year 2024	Fiscal Year 2023
Operating lease cost	$8,012,939	$7,673,309
Short-term lease cost	372,387	500,372
Variable lease cost	602,246	467,164
Net lease cost	$8,987,572	$8,640,845

Maturities of lease liabilities as of September 2024 were as follows:

Operating Leases
2025	$8,342,930
2026	6,847,341
2027	5,196,498
2028	3,455,810
2029	1,989,904
2030 and thereafter	4,055,263
Total lease payments	29,887,746
Less: interest	(4,080,994)
Present value of lease liabilities	$25,806,752

Weighted-average remaining lease term and weighted-average discount rate information regarding the Company’s leases were as follows:

Lease Term	September 2024	September 2023
Weighted-average remaining lease term (years):
Operating	5.0	5.2
Discount Rate
Weighted-average discount rate:
Operating	5.91%	4.97%

Other information regarding the Company’s leases were as follows:

	Fiscal Year 2024	Fiscal Year 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$7,997,795	$7,642,556
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$8,547,877	$5,541,096

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill at September 2024 and September 2023 was as follows:

	September	September
	2024	2023
Balance, beginning of period	$5,778,325	$5,277,950
Acquisition of Henry's	—	500,375
Balance, end of period	$5,778,325	$5,778,325

Other intangible assets at September 2024 and September 2023 consisted of the following:

	September	September
	2024	2023
Customer lists (Wholesale Segment) (less accumulated amortization of $0.5 million at September 2024 and $0.2 million at September 2023)	$2,996,348	$3,226,480
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.2 million at September 2024 and $0.1 million at September 2023)	106,505	199,503
Tradename (Wholesale Segment) (less accumulated amortization of $0.4 million at September 2024 and $0.1 million at September 2023)	1,144,381	1,358,952
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$4,747,234	$5,284,935

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represents amounts allocated to its wholesale reporting unit which totaled approximately $5.8 million at both September 2024 and September 2023. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2024 and September 2023.

At September 2024, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over three years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was $0.5 million and $0.4 million during fiscal 2024 and fiscal 2023, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at September 2024:

September
2024
Fiscal 2025	$506,869
Fiscal 2026	463,703
Fiscal 2027	463,703
Fiscal 2028	451,043
Fiscal 2029	444,703
Fiscal 2030 and thereafter	1,917,213
$4,247,234

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

At September 2024, the Facilities had a total combined borrowing capacity of $300.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2026, the AMCON Facility matures in June 2027 and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at either the bank’s prime rate or the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at September 2024 was $212.4 million, of which $121.3 million was outstanding, leaving $91.1 million available.

The average interest rate of the Facilities was 6.82% at September 2024. During fiscal 2024, the peak borrowings under the Facilities was $181.8 million, and the average borrowings and average availability under the Facilities was $134.5 million and $81.0 million, respectively.

LONG-TERM DEBT

In addition to the Facilities, the Company also had the following long-term obligations at September 2024 and September 2023.

	2024	2023
Note payable, interest payable at a fixed rate of 4.10% with monthly installments of principal and interest of $53,361 through June 2033 with remaining principal due July 2033, collateralized by Team Sledd's principal office and warehouse	4,739,192	5,174,188
Note payable, interest payable at a fixed rate of 3.25% with monthly installments of principal and interest of $17,016 through August 2034 with remaining principal due September 2034, collateralized by Team Sledd's principal office and warehouse	1,746,606	1,891,638
Note payable with monthly installments of principal and interest of $7,934 through February 2025 with remaining principal due March 2025, and an effective variable rate of 7.58% at September 2023, collateralized by certain of Team Sledd's equipment	—	288,237
Note payable, interest payable at a fixed rate of 6.04% with monthly installments of principal and interest of $129,685 through February 2028, collateralized by certain of Henry's equipment	4,793,228	6,276,441
Unsecured note payable, interest payable at a fixed rate of 5.50% with quarterly installments of principal and interest of $727,741 through February 2027	6,756,024	—
Unsecured note payable, interest payable at a fixed rate of 5.75% with quarterly installments of principal and interest of $225,761 through April 2029	3,730,301	—
	21,765,351	13,630,504
Less current maturities	(5,202,443)	(1,955,065)
	$16,562,908	$11,675,439

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2025	$5,202,443
2026	5,494,162
2027	4,336,975
2028	2,152,843
2029	1,364,320
2030 and thereafter	3,214,608
$21,765,351

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at September 2024.

Cross Default and Co-Terminus Provisions

Team Sledd’s two notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at September 2024. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at September 2024.

Other

The Company has issued letters of credit to its workers’ compensation insurance carriers as part of its self-insured loss control program totaling $2.4 million and $0.5 million as of September 2024 and September 2023, respectively.

8. INCOME TAXES:

The components of income tax expense from operations for fiscal 2024 and fiscal 2023 consisted of the following:

	2024	2023
Current: Federal	$2,998,194	$2,324,897
Current: State	671,450	791,731
	3,669,644	3,116,628
Deferred: Federal	(461,826)	2,199,672
Deferred: State	(81,818)	389,700
	(543,644)	2,589,372
Income tax expense	$3,126,000	$5,706,000

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and the amount that would be calculated using the statutory income tax rate of 21% for both fiscal 2024 and fiscal 2023 on income from operations before income taxes is as follows:

	2024	2023
Tax at statutory rate	$1,567,122	$3,633,503
Nondeductible business expenses	1,162,221	1,313,864
State income taxes, net of federal tax benefit	472,853	924,567
Tax attributable to non-controlling interest	(203,757)	(443,831)
Other	127,561	277,897
	$3,126,000	$5,706,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to net deferred tax assets (liabilities) at September 2024 and September 2023 relates to the following:

	2024	2023
Deferred tax assets:
Allowance for expected credit losses	$252,263	$253,252
Accrued expenses	—	273,313
Inventory	559,277	533,723
Other	838,158	618,256
Interest expense limitation	1,667,806	753,451
Net operating loss carry forwards - state	697,013	697,013
Total gross deferred tax assets	4,014,517	3,129,008
Less: Valuation allowance	(697,013)	(697,013)
Total net deferred tax assets	3,317,504	2,431,995
Deferred tax liabilities:
Trade discounts	554,066	471,126
Operating lease, right-of-use assets	99,488	97,468
Property and equipment	5,834,321	5,725,493
Goodwill	921,799	921,799
Accrued expenses	117,878	—
Intangible assets	164,268	134,069
Total deferred tax liabilities	7,691,820	7,349,955
Total net deferred income tax liability	$4,374,316	$4,917,960

The Company had a valuation allowance of approximately $0.7 million at both September 2024 and September 2023, against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2024 or fiscal 2023, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2021 and forward remain open under U.S. and state statutes.

9. FAIR VALUE DISCLOSURES

Mandatorily Redeemable Non-Controlling Interest

MRNCI recorded on the Company’s consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. During April 2024, Team Sledd redeemed certain membership interests from its non-controlling interest, which increased the Company’s ownership interest to approximately 76% as of September 2024. The Company owned approximately 64% of Team Sledd as of September 2023. The Company has elected to present the MRNCI liability at fair value under ASC 825 as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at both September 2024 and September 2023 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. At both September 2024 and September 2023, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.7 million. The following table presents changes in the fair value of the MRNCI during each of fiscal years 2024 and 2023:

	For the Year Ended September 30,
	2024	2023
Fair value of MRNCI, beginning of period	$9,490,831	$11,158,555
Redemption of non-controlling interests	(1,812,558)	(1,812,558)
Distributions to non-controlling interest	(507,741)	(1,162,765)
Change in fair value	1,040,968	1,307,599
Fair value of MRNCI, end of period	$8,211,500	$9,490,831
Less current portion at fair value	(1,703,604)	(1,703,604)
	$6,507,896	$7,787,227

Contingent Consideration

As described in Note 2, a portion of the consideration paid in the acquisition of Burklund was in the form of contingent consideration of up to $3.0 million in cash that could be payable in two installments on the one-year and two-year anniversaries of the acquisition date, respectively, based on certain sales thresholds. In accordance with ASC 805, the Company recorded the contingent consideration at fair value as of the acquisition date and re-measures the liability at each reporting period. The Company calculates the estimated fair value of the contingent consideration based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the contingent consideration in selling, general and administrative expenses in the consolidated statements of operations. The short-term and long-term portions of the contingent consideration are recorded in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheets. At each reporting date, the Company reviews certain inputs, including sales thresholds and an appropriate discount rate, based on management’s knowledge and assumptions of certain events. At September 2024, the difference between the estimated amount due under the contingent consideration arrangement and the fair value was approximately $0.2 million. The contingent consideration liability is classified as Level 3 because of the Company’s reliance on unobservable assumptions.

The following table presents changes in the fair value of the contingent consideration:

Fair value of contingent consideration at acquisition	$1,578,444
Change in fair value	(124,992)
Fair value of contingent consideration as of September 2024	$1,453,452
Less current portion at fair value	(710,270)
$743,182

10. PROFIT SHARING PLANS:

The Company sponsors two profit sharing plans (i.e., section 401(k) plans) covering substantially all employees. One plan (“the AMCON Plan”) covers the employees not employed by Team Sledd. The other plan (the “Team Sledd Plan” and together with the AMCON Plan, “the Plans”) covers the employees of Team Sledd. The Plans allow employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. Under the AMCON Plan, the Company matches 100% of the first 2% contributed and 50% of the next 4% contributed for a maximum match of 4% of employee compensation. Under the Team Sledd Plan, the Company matches 100% of employee contributions up to 5%. The Company made matching contributions (net of employee forfeitures) to the Plans of approximately $2.0 million in fiscal 2024 and $1.6 million in fiscal 2023.

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

The Company’s liabilities for unpaid and incurred, but not reported claims, for health insurance, workers’ compensation, and general liability, was $1.5 million at September 2024 and $2.2 million at September 2023. These amounts are included in accrued expenses in the accompanying Consolidated Balance Sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self-insured liabilities reserve is set forth below (in millions):

	2024	2023
Beginning balance	$2.2	$1.9
Charged to expense	11.8	11.7
Payments	(12.5)	(11.4)
Ending balance	$1.5	$2.2

12. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plans

The Company has three equity-based incentive plans, the 2014 Omnibus Incentive Plan, the 2018 Omnibus Incentive Plan, and the 2022 Omnibus Incentive Plan (collectively “the Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan was designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 195,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2024, awards with respect to a total of 140,837 shares, net of forfeitures, had been awarded pursuant to the Omnibus Plans and awards with respect to another 54,163 shares may be awarded under the Omnibus Plans.

Restricted Stock Units

No restricted stock unit awards were issued during fiscal 2024 or fiscal 2023. At September 2024, the Company had no restricted stock unit awards outstanding.

The following summarizes restricted stock unit activity under the Omnibus Plans during fiscal 2024:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock units at September 2023	6,834	$206.00
Granted	—	—
Vested	(6,834)	195.99
Expired	—	—
Nonvested restricted stock units at September 2024	—	$—

Restricted Stock Awards

At September 2024, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Awards (1)	Restricted Stock Awards (2)	Restricted Stock Awards (3)
Date of award:	October 2021	October 2022	October 2023
Original number of awards issued:	15,100	15,100	15,100
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date:	$2,089,000	$2,824,000	2,762,000
Non-vested awards outstanding at September 2024:	5,034	10,067	15,100
Fair value of non-vested awards at September 2024 of approximately:	$730,000	$1,459,000	2,189,000
(1)	10,066 of the restricted stock awards were vested as of September 2024. The remaining 5,034 restricted stock awards will vest in October 2024.
(2)	5,033 of the restricted stock awards were vested as of September 2024. 5,033 restricted stock awards will vest in October 2024 and 5,034 will vest in October 2025.
(3)	The 15,100 restricted stock awards will vest in equal amounts in October 2024, October 2025 and October 2026.

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

The following summarizes restricted stock award activity under the Omnibus Plans during fiscal 2024:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock awards at September 2023	25,167	$206.00
Granted	15,100	182.89
Vested	(10,066)	189.87
Expired	—	—
Nonvested restricted stock awards at September 2024	30,201	$144.95

Income from operations before income taxes included compensation expense related to the amortization of the Company’s restricted stock awards of approximately $2.6 million during fiscal 2024 and $1.6 million during fiscal 2023. The tax benefit related to this compensation expense was approximately $0.7 million in fiscal 2024 and $0.4 million in fiscal 2023. At September 2024, total unamortized compensation expense related to restricted stock awards was approximately $2.8 million. This unamortized compensation expense is expected to be amortized over approximately the next 16 months.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2024:
External revenue:
Cigarettes	$1,669,390,346	$—	$—	$1,669,390,346
Tobacco	499,869,540	—	—	499,869,540
Confectionery	174,952,982	—	—	174,952,982
Health food	—	42,494,231	—	42,494,231
Foodservice & other	324,274,009	—	—	324,274,009
Total external revenue	2,668,486,877	42,494,231	—	2,710,981,108
Depreciation	7,983,266	974,212	—	8,957,478
Amortization	537,701	—	—	537,701
Operating income (loss)	31,255,079	112,831	(13,387,396)	17,980,514
Interest expense	—	—	10,413,228	10,413,228
Income (loss) from operations before taxes	30,685,132	745,893	(23,968,536)	7,462,489
Total assets	356,187,395	16,713,578	1,206,337	374,107,310
Capital expenditures (1)	26,573,247	1,857,972	—	28,431,219

(1) Includes $10.0 million purchase of a distribution facility in Colorado City, Colorado.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2023:
External revenue:
Cigarettes	$1,586,303,595	$—	$—	$1,586,303,595
Tobacco	462,509,541	—	—	462,509,541
Confectionery	162,614,409	—	—	162,614,409
Health food	—	43,119,285	—	43,119,285
Foodservice & other	285,448,169	—	—	285,448,169
Total external revenue	2,496,875,714	43,119,285	—	2,539,994,999
Depreciation	5,856,980	1,304,488	—	7,161,468
Amortization	415,178	—	—	415,178
Operating income (loss)	39,701,536	(720,104)	(13,014,849)	25,966,583
Interest expense	—	—	8,550,431	8,550,431
Income (loss) from operations before taxes	38,653,470	214,203	(21,565,280)	17,302,393
Total assets	345,459,274	16,985,699	984,227	363,429,200
Capital expenditures	11,413,999	1,071,226	—	12,485,225

14. TREASURY STOCK:

The Company did not repurchase any shares of its common stock during fiscal 2024. The Company repurchased a total of 2,363 shares of its common stock during fiscal 2023 for cash totaling approximately $0.4 million. All repurchased shares were recorded in treasury stock at cost.

15. SUBSEQUENT EVENTS:

On October 22, 2024, the Compensation Committee of the Company’s Board of Directors awarded 15,100 shares of restricted stock to members of the Company’s executive management team, which are subject to a three-year graded vesting schedule.

On October 24, 2024, the Company amended the Henry’s Facility, increasing its aggregate borrowing capacity from $40.0 million to $45.0 million and extending the maturity date to February 2028.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

Other than changes implemented related to the consolidation of Burklund and Richmond Master, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 5, 2024 and June 21, 2024, the Company completed its acquisitions of Burklund and Richmond Master, respectively. The Company is in the process of evaluating the existing controls and procedures of Burklund and Richmond Master and integrating Burklund and Richmond Master into the internal control over financial reporting processes of the Company. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded Burklund and Richmond Master from the assessment of the effectiveness of internal control over financial reporting as of September 30, 2024. Burklund and Richmond Master  accounted for $27.0 million and $10.0 million of our consolidated total assets and $73.4 million and $25.2 million of our consolidated sales as of and for the fiscal year ended September 30, 2024, respectively. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Burklund and Richmond Master that are included in internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified  or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the December 2024 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Delinquent Section 16(a) Reports”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

The information appearing under the caption “Executive Officers of the Registrant” in Part I of this report also is incorporated herein by reference. Our Board of Directors has adopted a code of ethical conduct that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial officer. This code of ethical conduct is available without charge to any person who requests it by writing to our corporate secretary. It also is available on our internet website (www.amcon.com) by clicking on “Business” then “Investor Relations” then “Corporate Governance Documents”. Any substantive amendment to, or waiver from, a provision of this code that applies to our principal executive officer or principal financial officer will be disclosed on our internet website and, if required by rules of the SEC or NYSE American, in the reports we file with the SEC.

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
10.1

Second Amended and Restated Loan and Security Agreement, date April 18, 2011, between AMCON Distributing Company and Bank of America, as agent (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 19, 2011)

10.2

Consent and First Amendment to Second Amended and Restated Credit Agreement dated May 27, 2011, between AMCON Distributing Company and Bank of America, (incorporated by reference to Exhibit 10.2 of AMCON’s Current Report on Form 8-K filed on May 31, 2011)

10.3

Second Amendment to Second Amended and Restated Loan and Security Agreement, dated July 16, 2013, between AMCON Distributing Company and Bank of America, (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2013)

10.4

Third Amendment to Second Amended and Restated Loan and Security Agreement, dated November 6, 2017, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.16 of AMCON’s Annual Report on Form 10-K filed on November 8, 2017)

10.5

Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 20, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on March 24, 2020)

10.6

Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 22, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on January 19, 2021)

10.7

Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 21, 2021, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)

10.8

Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated June 30, 2022, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on July 6, 2022)

10.9

Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated February 2, 2023, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.10

Consent, Joinder and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated February 9, 2024 between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2024)

10.11

Consent, Joinder and Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated April 5, 2024 between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2024)

10.12	LIBOR Transition Amendment, dated June 30, 2022 (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)
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

10.15

Second Amendment to Credit Agreement dated October 4, 2021 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.5 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.16

Third Amendment to Credit Agreement dated October 3, 2022 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.13 of AMCON’s Annual Report on Form 10-K filed on November 23, 2022)

10.17

Fourth Amendment to Credit Agreement dated April 27, 2023 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2023)

10.18	Asset Purchase Agreement dated December 7, 2022 (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2023)
10.19

Loan and Security Agreement, dated February 3, 2023 between LOL Foods, Inc., HF Real Estate LLC and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.20

Master Loan and Security Agreement, dated February 1, 2023 between LOL Foods, Inc. and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.21

Asset Purchase Agreement, dated March 11, 2024, between AMCON Distributing Company and Burklund Distributors, Inc. (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2024)

10.22

AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

10.23	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.24	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.25	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)*
10.26	2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.27	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.28	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.29	Form of Restricted Stock Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)*

10.30	2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on January 20, 2022)*
10.31	Form of Restricted Stock Award Agreement under the 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)*
10.32

AMCON Distributing Company Executive Change in Control Severance Plan dated November 6, 2023 (incorporated by reference to Exhibit 10.29 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)*

10.33	Form of Indemnification Agreement dated November 6, 2023 (incorporated by reference to Exhibit 10.30 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)*
19.1	Insider Trading Policy
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)
101	Inline XBRL Interactive Data File (filed herewith electronically).
104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

*        Represents management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 8, 2024	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 8, 2024	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 8, 2024	/s/ Charles J. Schmaderer
Charles J. Schmaderer
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

November 8, 2024	/s/ Andrew C. Plummer
Andrew C. Plummer
President, Chief Operating Officer and Director

November 8, 2024	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 8, 2024	/s/ John R. Loyack
John R. Loyack
Director

November 8, 2024	/s/ Stanley Mayer
Stanley Mayer
Director

November 8, 2024	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)