Form 10-Q
period 2024-12-31
AMCON DISTRIBUTING CO
filed 2025-01-21
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The Registrant had 645,462 shares of its $.01 par value common stock outstanding as of January 17, 2025.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2024 and September 30, 2024

	December	September
	2024	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$535,862	$672,788
Accounts receivable, less allowance for credit losses of $2.4 million at December 2024 and $2.3 million at September 2024	70,590,733	70,653,907
Inventories, net	174,523,527	144,254,843
Income taxes receivable	396,222	718,645
Prepaid expenses and other current assets	12,096,904	12,765,088
Total current assets	258,143,248	229,065,271

Property and equipment, net	106,745,867	106,049,061
Operating lease right-of-use assets, net	26,246,028	25,514,731
Goodwill	5,778,325	5,778,325
Other intangible assets, net	4,612,808	4,747,234
Other assets	3,142,994	2,952,688
Total assets	$404,669,270	$374,107,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,342,697	$54,498,225
Accrued expenses	14,947,716	15,802,727
Accrued wages, salaries and bonuses	3,256,748	8,989,355
Current operating lease liabilities	7,337,464	7,036,751
Current maturities of long-term debt	5,248,488	5,202,443
Current mandatorily redeemable non-controlling interest	1,757,237	1,703,604
Total current liabilities	79,890,350	93,233,105

Credit facilities	165,900,612	121,272,004
Deferred income tax liability, net	4,443,893	4,374,316
Long-term operating lease liabilities	19,203,592	18,770,001
Long-term debt, less current maturities	15,176,659	16,562,908
Mandatorily redeemable non-controlling interest, less current portion	6,649,075	6,507,896
Other long-term liabilities	985,936	1,657,295

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 645,462 shares outstanding at December 2024 and 630,362 shares outstanding at September 2024	9,799	9,648
Additional paid-in capital	35,077,446	34,439,735
Retained earnings	108,604,071	108,552,565
Treasury stock at cost	(31,272,163)	(31,272,163)
Total shareholders’ equity	112,419,153	111,729,785
Total liabilities and shareholders’ equity	$404,669,270	$374,107,310

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2024 and 2023

	For the three months ended December
	2024	2023
Sales (including excise taxes of $143.4 million and $138.1 million, respectively)	$711,273,256	$644,959,073
Cost of sales	664,379,704	601,658,151
Gross profit	46,893,552	43,300,922
Selling, general and administrative expenses	40,587,630	37,258,677
Depreciation and amortization	2,635,601	2,219,168
	43,223,231	39,477,845
Operating income	3,670,321	3,823,077

Other expense (income):
Interest expense	2,846,621	2,311,513
Change in fair value of mandatorily redeemable non-controlling interest	194,812	199,744
Other (income), net	(111,531)	(563,141)
	2,929,902	1,948,116
Income from operations before income taxes	740,419	1,874,961
Income tax expense	392,000	804,000
Net income available to common shareholders	$348,419	$1,070,961

Basic earnings per share available to common shareholders	$0.57	$1.80
Diluted earnings per share available to common shareholders	$0.57	$1.78

Basic weighted average shares outstanding	611,322	595,623
Diluted weighted average shares outstanding	613,573	603,300

Dividends paid per common share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three months ended December 31, 2024 and 2023

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED DECEMBER 2023
Balance, October 1, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,585,388	$104,846,438	$104,169,094
Dividends on common stock, $0.46 per share	—	—	—	—	—	(289,967)	(289,967)
Compensation expense and issuance of stock in connection with equity-based awards	21,673	217	—	—	1,935,703	—	1,935,920
Net income available to common shareholders	—	—	—	—	—	1,070,961	1,070,961
Balance, December 31, 2023	964,945	$9,648	(334,583)	$(31,272,163)	$32,521,091	$105,627,432	$106,886,008

THREE MONTHS ENDED DECEMBER 2024
Balance, October 1, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$34,439,735	$108,552,565	$111,729,785
Dividends on common stock, $0.46 per share	—	—	—	—	—	(296,913)	(296,913)
Compensation expense and issuance of stock in connection with equity-based awards	15,100	151	—	—	637,711	—	637,862
Net income available to common shareholders	—	—	—	—	—	348,419	348,419
Balance, December 31, 2024	980,045	$9,799	(334,583)	$(31,272,163)	$35,077,446	$108,604,071	$112,419,153

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2024 and 2023

	December	December
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$348,419	$1,070,961
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	2,501,175	2,084,743
Amortization	134,426	134,425
(Gain) loss on sales of property and equipment	(840)	(53,287)
Equity-based compensation	637,862	571,137
Deferred income taxes	69,577	467,203
Provision for credit losses	112,746	(91,969)
Inventory allowance	24,405	30,988
Change in fair value of contingent consideration	(1,453,452)	—
Change in fair value of mandatorily redeemable non-controlling interest	194,812	199,744
Changes in assets and liabilities:
Accounts receivable	(49,572)	2,147,484
Inventories	(30,293,089)	384,466
Prepaid and other current assets	668,184	(362,792)
Other assets	(190,306)	(22,366)
Accounts payable	(6,911,400)	1,627,403
Accrued expenses and accrued wages, salaries and bonuses	(6,055,070)	(3,649,088)
Other long-term liabilities	71,823	120,275
Income taxes payable and receivable	322,423	336,797
Net cash flows from (used in) operating activities	(39,867,877)	4,996,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,453,711)	(3,947,143)
Proceeds from sales of property and equipment	12,442	124,803
Net cash flows from (used in) investing activities	(3,441,269)	(3,822,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	713,853,301	603,650,771
Repayments under revolving credit facilities	(669,224,693)	(604,014,807)
Principal payments on long-term debt	(1,340,204)	(490,518)
Dividends on common stock	(116,184)	(113,466)
Net cash flows from (used in) financing activities	43,172,220	(968,020)
Net change in cash	(136,926)	205,764
Cash, beginning of period	672,788	790,931
Cash, end of period	$535,862	$996,695

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$2,815,683	$2,235,562

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$772,820	$347,891
Dividends declared, not paid	180,729	176,501
Issuance of common stock in connection with the vesting of equity-based awards	—	1,296,372

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

AMCON Distributing Company and Subsidiaries (“AMCON” or the “Company”) serves customers in 34 states through two business segments:

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States, serving approximately 7,900 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. We have licenses, and operate, in 34 states, and are the third (3rd) largest convenience store distributor by geographic territory served.

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

Our Wholesale Segment operates 14 distribution centers located in Colorado, Idaho, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

RETAIL SEGMENT

Our Retail Segment, through our Healthy Edge Retail Group subsidiary, is a specialty retailer of natural/organic groceries and operates 15 retail health food stores under the Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins

Market banners. We operate within the natural products retail industry, which is a subset of the United States grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. These stores carry over 32,000 different nationally and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2024, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three-month fiscal periods ended December 31, 2024 and December 31, 2023 have been referred to throughout this Quarterly Report as Q1 2025 and Q1 2024, respectively. The fiscal balance sheet dates as of December 31, 2024 and September 30, 2024 have been referred to as December 2024 and September 2024, respectively.

ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for the Company), and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures”, which improves disclosure requirements and provides more detailed information about an entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This guidance is effective for fiscal years beginning after December 15, 2026 (fiscal 2028 for the Company), and interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029 for the Company), with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

2. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.2 million at both December 2024 and September 2024. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow-moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 2024 and September 2024 was as follows:

	December	September
	2024	2024
Wholesale Segment	$5,778,325	$5,778,325

Other intangible assets at December 2024 and September 2024 consisted of the following:

	December	September
	2024	2024
Customer lists (Wholesale Segment) (less accumulated amortization of $0.5 million at December 2024 and $0.5 million at September 2024)	$2,938,815	$2,996,348
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.2 million at December 2024 and $0.2 million at September 2024)	83,255	106,505
Tradename (Wholesale Segment) (less accumulated amortization of $0.4 million at December 2024 and $0.4 million at September 2024)	1,090,738	1,144,381
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$4,612,808	$4,747,234

Goodwill and Retail Segment trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its wholesale reporting unit which totaled approximately $5.8 million at both December 2024 and September 2024. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2024.

At December 2024, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over three years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million for each of the three-month periods ended December 2024 and December 2023.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at December 2024:

December
2024
Fiscal 2025 (1)	$372,444
Fiscal 2026	463,703
Fiscal 2027	463,703
Fiscal 2028	451,043
Fiscal 2029	444,703
Fiscal 2030 and thereafter	1,917,212
$4,112,808
(1)	Represents amortization for the remaining nine months of Fiscal 2025.

4. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three-month periods ended December 2024 and December 2023. During Q1 2025, the Company declared a $0.28 per share special dividend totaling approximately $0.2 million that was included in accrued expenses on the condensed consolidated balance sheet at December 2024 and will be paid in Q2 2025. During Q1 2024, the Company declared a $0.28 per share special dividend totaling approximately $0.2 million that was paid in Q2 2024.

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

	For the three months ended December
	2024		2023
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	611,322	611,322	595,623	595,623
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	2,251	—	7,677
Weighted average number of shares outstanding	611,322	613,573	595,623	603,300
Net income available to common shareholders	$348,419	$348,419	$1,070,961	$1,070,961

Net earnings per share available to common shareholders	$0.57	$0.57	$1.80	$1.78

(1) Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

6. DEBT

The Company primarily finances its operations through three credit facility agreements (a) a facility that is an obligation of AMCON Distributing Company (the “AMCON Facility”), (b) a facility that is an obligation of Team Sledd (the “Team Sledd Facility”) and (c) a facility that is an obligation of Henry’s (the “Henry’s Facility” and, collectively, the “Facilities”) and long-term debt agreements with banks. The Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. In Q1 2025, the Company amended the Henry’s Facility, increasing its aggregate borrowing capacity from $40.0 million to $45.0 million and extending the maturity date to February 2028. In Q1 2025, the Company amended the Team Sledd Facility to designate the Secured Overnight Financing Rate (“SOFR”) as the primary borrowing rate.

At December 2024, the Facilities had a total combined borrowing capacity of $305.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The AMCON Facility matures in June 2027, the Henry’s Facility matures in February 2028, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at SOFR, plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at December 2024 was $247.5 million, of which $165.9 million was outstanding, leaving $81.6 million available.

The average interest rate of the Facilities was 5.96% at December 2024. For the three months ended December 2024, the peak borrowings under the Facilities was $197.1 million, and the average borrowings and average availability under the Facilities was $162.1 million and $73.4 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s two notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at December 2024. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at December 2024.

Other

The Company has issued letters of credit totaling $2.0 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

7. INCOME TAXES

The change in the Company’s effective income tax rate for the three-month period ended December 2024 as compared to the respective prior year period was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and variances in the average effective state income tax rates between the comparative periods.

8. FAIR VALUE DISCLOSURES

Mandatorily Redeemable Non-Controlling Interest

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s condensed consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. The Company owned approximately 76% of Team Sledd as of both December 2024 and September 2024. The Company has elected to present the MRNCI liability at fair value under Accounting Standards Codification (“ASC”) 825 – Financial Instruments as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at December 2024 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the condensed consolidated statements of operations. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate, which was 13.2% at December 2024. At December 2024 and September 2024, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.6 million and $0.7 million, respectively.

A summary of the MRNCI activity is as follows:

	For the Three Months Ended December 31,
	2024	2023
Fair value, beginning of period	$8,211,500	$9,490,831
Redemption of non-controlling interests	—	—
Distributions to non-controlling interest	—	—
Change in fair value	194,812	199,744
Fair value, end of period	$8,406,312	$9,690,575

Contingent Consideration

On April 5, 2024, the Company acquired substantially all of the net operating assets of Burklund Distributors, Inc. (“Burklund”). A portion of the consideration exchanged in the acquisition of Burklund was in the form of contingent consideration of up to $3.0 million in cash that could be payable in two installments on the one-year and two-year anniversaries of the acquisition date based on certain sales thresholds. In accordance with ASC 805, the Company recorded the contingent consideration at fair value as of the acquisition date and re-measures the liability at each reporting period. The Company calculates the estimated fair value of the contingent consideration based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the contingent consideration in selling, general and administrative expenses in the condensed consolidated statements of operations. The short-term and long-term portions of the contingent consideration are recorded in accrued expenses and other long-term liabilities, respectively, on the condensed consolidated balance sheets. The contingent consideration liability is classified as Level 3 because of the Company’s reliance on unobservable assumptions.

At each reporting date, the Company reviews certain inputs, including sales thresholds and an appropriate discount rate, based on management’s knowledge and assumptions of certain events. As of December 2024, the Company determined that due to current sales trends including customer turnover, the achievement of the sales thresholds required to meet the minimum payout of any contingent consideration was not probable. As such, the Company adjusted the fair value of its contingent consideration liability and recognized operating income of approximately $1.5 million, which was recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations.

At September 2024, the difference between the estimated amount due under the contingent consideration arrangement and the fair value was approximately $0.2 million.

The following table presents changes in the fair value of the contingent consideration since September 2024:

Current portion of contingent consideration at fair value as of September 2024	$710,270
Long-term portion of contingent consideration at fair value as of September 2024	743,182
Fair value of contingent consideration as of September 2024	$1,453,452
Change in fair value	(1,453,452)
Fair value of contingent consideration as of December 2024	$—

9. EQUITY-BASED INCENTIVE AWARDS

The Company has two equity-based incentive plans, the 2018 Omnibus Incentive Plan and the 2022 Omnibus Incentive Plan (collectively the “Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan is designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 120,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2024, awards with respect to a total of 83,307 shares, net of forfeitures, have been awarded pursuant to the Omnibus Plans, and awards with respect to another 36,693 shares may be awarded under the Omnibus Plans.

Restricted Stock Awards

At December 2024, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Awards (1)	Restricted Stock Awards (2)	Restricted Stock Awards (3)
Date of award:	October 2022	October 2023	October 2024
Original number of awards issued:	15,100	15,100	15,100
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date:	$2,824,000	$2,762,000	2,069,000
Non-vested awards outstanding at December 2024:	5,034	10,067	15,100
Fair value of non-vested awards at December 2024 of approximately:	$645,000	$1,290,000	1,935,000
(1)	10,066 of the restricted stock awards were vested as of December 2024. The remaining 5,034 restricted stock awards will vest in October 2025.
(2)	5,033 of the restricted stock awards were vested as of December 2024. 5,033 restricted stock awards will vest in October 2025 and 5,034 will vest in October 2026.
(3)	The 15,100 restricted stock awards will vest in equal amounts in October 2025, October 2026 and October 2027.

There is no direct cost to the recipients of the restricted stock awards, except for any applicable taxes. The restricted stock awards provide that the recipients receive common stock in the Company, subject to certain restrictions, until such time as the awards vest. The recipients of the restricted stock awards are entitled to the customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. All cash dividends and/or distributions payable to restricted stock recipients will be held in escrow until all the conditions of vesting have been met. The compensation expense recorded in the Company’s Statement of Operations reflects the straight-line amortized fair value.

The following summarizes restricted stock award activity under the Omnibus Plans during Q1 2025:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock awards at September 2024	30,201	$144.95
Granted	15,100	137.00
Vested	(15,100)	135.33
Expired	—	—
Nonvested restricted stock awards at December 2024	30,201	$128.16

Income from operations before income taxes included compensation expense related to the amortization of the Company’s restricted stock awards of approximately $0.6 million during both Q1 2025 and Q1 2024. Total unamortized compensation expense related to these awards at December 2024 and September 2024 was approximately $4.2 million and $2.8 million, respectively.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2024
External revenue:
Cigarettes	$438,021,998	$—	$—	$438,021,998
Tobacco	135,897,478	—	—	135,897,478
Confectionery	44,033,179	—	—	44,033,179
Health food	—	10,525,335	—	10,525,335
Foodservice & other	82,795,266	—	—	82,795,266
Total external revenue	700,747,921	10,525,335	—	711,273,256
Depreciation	2,236,483	264,692	—	2,501,175
Amortization	134,426	—	—	134,426
Operating income (loss)	6,551,532	(330,822)	(2,550,389)	3,670,321
Interest expense	—	—	2,846,621	2,846,621
Income (loss) from operations before taxes	6,445,335	(307,907)	(5,397,009)	740,419
Total assets	386,653,248	16,815,247	1,200,775	404,669,270
Capital expenditures	3,109,807	99,776	—	3,209,583

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2023
External revenue:
Cigarettes	$395,668,708	$—	$—	$395,668,708
Tobacco	121,351,701	—	—	121,351,701
Confectionery	40,043,130	—	—	40,043,130
Health food	—	10,689,429	—	10,689,429
Foodservice & other	77,206,105	—	—	77,206,105
Total external revenue	634,269,644	10,689,429	—	644,959,073
Depreciation	1,855,746	228,997	—	2,084,743
Amortization	134,425	—	—	134,425
Operating income (loss)	6,970,125	(16,476)	(3,130,572)	3,823,077
Interest expense	—	—	2,311,513	2,311,513
Income (loss) from operations before taxes	6,775,098	541,948	(5,442,085)	1,874,961
Total assets	345,011,110	16,574,317	787,500	362,372,927
Capital expenditures	2,980,331	299,169	—	3,279,500

11. SUBSEQUENT EVENT

On January 17, 2025, the Company closed on its previously disclosed acquisition of Arrowrock Supply (“Arrowrock”). The Company paid approximately $6.1 million in cash for substantially all of the net operating assets of Arrowrock, primarily consisting of inventory and Arrowrock’s distribution center in Boise, Idaho.

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

The Company continues to make targeted investments in conjunction with its long-term growth strategy. Integration work continues on the recent acquisitions of Burklund Distributors, Inc. (“Burklund”) and Richmond Master Distributors, Inc. (“Richmond Master”). These acquisitions play a central role in the Company’s long-term geographic expansion initiatives, expand the Company’s regional footprint and will provide customers with an enhanced range of products and services over time.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks associated with continued weakness in retail level demand within the convenience store industry,

●	risks associated with workforce availability and/or wage pressures which may be impacted by economic conditions, changes in governmental policy, or other changes in the operating environment which may impact our labor force,

●	risks associated with all forms of insurance renewals and the risk that the Company may not be able to renew various insurance with adequate levels of coverage, at favorable rates, or obtain insurance at all based upon market conditions within the insurance industry and/or because of the industry in which the Company operates,

●	risks associated with unrest in certain global regions which could further disrupt world supply chains, manufacturing centers, and shipping routes, impacting commodity/product availability and/or cost, as well as consumer demand trends,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	risks associated with an inflationary operating environment, particularly as it relates to wages, fuel, interest, commodity prices, and customer credit risk, which impact our operating cost structure and could impact food ingredient costs and demand for many of the products we sell,

●	regulations, potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed and pending regulations and/or product approvals/authorizations related to the manufacturing, distribution, and sale of certain menthol, vaping, and flavored tobacco products, including proposed rules which would limit nicotine levels in certain cigarette and tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with events such as the COVID-19 pandemic, during which the Company experienced both higher sales volumes and labor costs but then subsequently experienced a decline in sales volumes, with limited ability to offset or pass on higher operating costs,

●	risks associated with the acquisition of businesses or assets, capital asset expenditure projects by either of our business segments such as the development of new facilities/locations or upgrades to distribution centers or retail stores, including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, customer turnover and retention risks, and risks related to the assumption of certain liabilities or obligations,

●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer turnover and retention, technology integration, and the potential loss of any key management personnel or employees,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new, or closing unprofitable, retail stores,

●	risks to our brick and mortar retail business and potentially to our wholesale distribution business if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels,

●	the potential impact that ongoing or proposed increases in trade tariffs and/or changes to trade policies may have on raw materials or finished goods sourced from abroad which could result in higher prices for the products we sell while also decreasing consumer disposable income and demand,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change including, but not limited to, wildfires and violent storms

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	risks associated with labor disputes (strikes), natural disasters, domestic/political unrest and incidents of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these estimates and related policies during the three months ended December 2024.

FIRST FISCAL QUARTER 2025 (Q1 2025)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2024 and December 2023:

Wholesale Segment

Our Wholesale Segment is one of the largest wholesale distributors in the United States, serving approximately 7,900 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. We have licenses, and operate, in 34 states, and are the third (3rd) largest convenience store distributor by geographic territory served.

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

Our Wholesale Segment operates 14 distribution centers located in Colorado, Idaho, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, and Mars Wrigley. We also market private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers.

Retail Segment

Our Retail Segment, through our Healthy Edge Retail Group subsidiary, is a specialty retailer of natural/organic groceries and operates 15 retail health food stores under the Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market banners. We operate within the natural products retail industry, which is a subset of the United States grocery industry. This industry includes conventional, natural, gourmet and specialty food markets, mass and discount retailers, warehouse clubs, health food stores, dietary supplement retailers, drug stores, farmers markets, mail order and online retailers, and multi-level marketers. These stores carry over 32,000 different nationally and regionally branded and private label products including high-quality natural, organic, and specialty foods consisting of produce, baked goods, frozen foods, nutritional supplements, personal care items, and general merchandise.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER:

	2024	2023	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$711,273,256	$644,959,073	$66,314,183	10.3
Cost of sales	664,379,704	601,658,151	62,721,553	10.4
Gross profit	46,893,552	43,300,922	3,592,630	8.3
Gross profit percentage	6.6%	6.7%

Operating expense	$43,223,231	$39,477,845	$3,745,386	9.5
Operating income	3,670,321	3,823,077	(152,756)	(4.0)
Interest expense	2,846,621	2,311,513	535,108	23.1
Change in fair value of mandatorily redeemable non-controlling interest	194,812	199,744	(4,932)	(2.5)
Income tax expense	392,000	804,000	(412,000)	(51.2)
Net income available to common shareholders	348,419	1,070,961	(722,542)	(67.5)

BUSINESS SEGMENTS:
Wholesale
Sales	$700,747,921	$634,269,644	$66,478,277	10.5
Gross profit	43,103,716	39,353,558	3,750,158	9.5
Gross profit percentage	6.2%	6.2%
Retail
Sales	$10,525,335	$10,689,429	$(164,094)	(1.5)
Gross profit	3,789,836	3,947,364	(157,528)	(4.0)
Gross profit percentage	36.0%	36.9%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $10.0 million in Q1 2025 and $9.5 million in Q1 2024.

SALES

Changes in sales are primarily driven by:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states;
(ii)	changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from shifting consumer preferences or the fluctuation in the comparable number of business days in our reporting period; and
(iii) acquisitions.

SALES – Q1 2025 vs. Q1 2024

Sales in our Wholesale Segment increased $66.5 million during Q1 2025 as compared to Q1 2024. Significant items impacting sales during Q1 2025 included an increase of $56.7 million related to the combined acquisitions of Burklund and Richmond Master during Q3 2024, a $29.2 million increase in sales related to price increases implemented by cigarette manufacturers and a $9.7 million increase in sales related to the volume and mix of products in our tobacco, confectionery, foodservice, and other categories (“Other Products”), partially offset by a $29.1 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment decreased $0.2 million during Q1 2025 as compared to Q1 2024. This decrease was due to approximately a $0.8 million decrease related to the closure of three stores between the comparative periods, partially offset by a $0.4 million increase related to the opening of our new Lakewood Ranch, Florida store in Q3 2024 and a $0.2 million increase related to higher sales volumes in our existing stores.

GROSS PROFIT – Q1 2025 vs. Q1 2024

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

Gross profit in our Wholesale Segment increased $3.8 million during Q1 2025 as compared to Q1 2024. Significant items impacting gross profit during Q1 2025 included an increase of $3.2 million related to the combined acquisitions of Burklund and Richmond Master during Q3 2024, a $0.5 million increase in gross profit related to the mix of volumes and promotions in our Other Products category, and a $0.1 million increase in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment decreased $0.2 million during Q1 2025 as compared to Q1 2024. This change was primarily related to a $0.3 million decrease related to the closure of three stores between the comparative periods, partially offset by a $0.1 million increase related to the opening of our new Lakewood Ranch store in Q3 2024.

OPERATING EXPENSE – Q1 2025 vs. Q1 2024

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q1 2025 operating expenses increased $3.7 million as compared to Q1 2024. Significant items impacting operating expenses during Q1 2025 included an increase of $2.7 million related to the combined acquisitions of Burklund and Richmond Master during Q3 2024, a $1.1 million increase in other Wholesale Segment operating costs, a $1.0 million increase in health insurance costs, a $0.2 million increase related to employee compensation and benefit costs, and a $0.2 million increase in operating expense costs in our Retail Segment, partially offset by a $1.5 million decrease related to the fair value adjustment of a contingent consideration liability. The increase in our Retail Segment was primarily due to a $0.3 million increase related to the opening of our new Lakewood Ranch store in Q3 2024, an increase of $0.2 million in our existing stores, partially offset by a $0.3 million decrease related to the closure of three stores between the comparative periods.

INTEREST EXPENSE – Q1 2025 vs. Q1 2024

Interest expense increased $0.5 million in Q1 2025 as compared to Q1 2024, primarily related to higher outstanding debt balances in the current period related to the acquisitions of Burklund and Richmond Master in Q3 2024 and increased capital expenditures.

OTHER INCOME – Q1 2025 vs. Q1 2024

The change in other income between the comparative periods was primarily related to an insurance recovery in the prior year period.

INCOME TAX EXPENSE – Q1 2025 vs. Q1 2024

The change in the Q1 2025 income tax rate as compared to Q1 2024 was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and variances in the average effective state income tax rates between the comparative periods.

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

The Company primarily finances its operations through three credit facility agreements (a) a facility that is an obligation of AMCON Distributing Company (the “AMCON Facility”), (b) a facility that is an obligation of Team Sledd, LLC (“Team Sledd” and, the “Team Sledd Facility”) and (c) a facility that is the obligation of Henry’s (the “Henry’s Facility”) (collectively, the “Facilities”) and long-term debt agreements with banks. The Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. In Q1 2025, the Company amended the Henry’s Facility, increasing its aggregate borrowing capacity from $40.0 million to $45.0 million and extending the maturity date to February 2028. In Q1 2025, the Company amended the Team Sledd Facility to designate the Secured Overnight Financing Rate (“SOFR”) as the primary borrowing rate.

At December 2024, the Facilities had a total combined borrowing capacity of $305.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The AMCON Facility matures in June 2027, the Henry’s Facility matures in February 2028, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at SOFR, plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at December 2024 was $247.5 million, of which $165.9 million was outstanding, leaving $81.6 million available.

The average interest rate of the Facilities was 5.96% at December 2024. For the three months ended December 2024, the peak borrowings under the Facilities was $197.1 million, and the average borrowings and average availability under the Facilities was $162.1 million and $73.4 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s two notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at December 2024. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at December 2024.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three-month periods ended December 2024 and December 2023. During Q1 2025, the Company declared a $0.28 per share special dividend totaling approximately $0.2 million that will be paid in Q2 2025. During Q1 2024, the Company declared a $0.28 per share special dividend totaling approximately $0.2 million that was paid in Q2 2024.

Other

The Company has issued letters of credit totaling $2.0 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2024.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued unregistered securities to certain members of the Company’s management team during the quarterly period ended December 31, 2024, in relation to the vesting and granting of equity awards as described in Note 9 of Part I, Item 1 of this quarterly report on Form 10-Q. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

(a) Exhibits

10.1	First Amendment to Loan and Security Agreement, dated October 24, 2024, between LOL Foods, Inc., HF Real Estate LLC and BMO BANK N.A.

10.2	Fifth Amendment to Credit Agreement, dated December 23, 2024, between Team Sledd, LLC and First National Bank of Pennsylvania

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 21, 2025	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 21, 2025	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)