Form 10-Q
period 2025-03-31
AMCON DISTRIBUTING CO
filed 2025-04-18
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The Registrant had 645,462 shares of its $.01 par value common stock outstanding as of April 17, 2025.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2025 and September 30, 2024

	March	September
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$685,854	$672,788
Accounts receivable, less allowance for credit losses of $2.2 million at March 2025 and $2.3 million at September 2024	65,081,021	70,653,907
Inventories, net	160,544,902	144,254,843
Income taxes receivable	338,291	718,645
Prepaid expenses and other current assets	13,011,905	12,765,088
Total current assets	239,661,973	229,065,271

Property and equipment, net	110,596,212	106,049,061
Operating lease right-of-use assets, net	28,485,790	25,514,731
Goodwill	5,778,325	5,778,325
Other intangible assets, net	4,478,383	4,747,234
Other assets	3,003,354	2,952,688
Total assets	$392,004,037	$374,107,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,221,231	$54,498,225
Accrued expenses	14,807,437	15,802,727
Accrued wages, salaries and bonuses	4,821,368	8,989,355
Current operating lease liabilities	7,679,960	7,036,751
Current maturities of long-term debt	5,314,657	5,202,443
Current mandatorily redeemable non-controlling interest	1,812,558	1,703,604
Total current liabilities	91,657,211	93,233,105

Credit facilities	142,291,571	121,272,004
Deferred income tax liability, net	3,802,644	4,374,316
Long-term operating lease liabilities	21,060,350	18,770,001
Long-term debt, less current maturities	13,823,014	16,562,908
Mandatorily redeemable non-controlling interest, less current portion	6,866,610	6,507,896
Other long-term liabilities	1,151,765	1,657,295

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 645,462 shares outstanding at March 2025 and 630,362 shares outstanding at September 2024	9,799	9,648
Additional paid-in capital	35,715,308	34,439,735
Retained earnings	106,897,928	108,552,565
Treasury stock at cost	(31,272,163)	(31,272,163)
Total shareholders’ equity	111,350,872	111,729,785
Total liabilities and shareholders’ equity	$392,004,037	$374,107,310

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2025 and 2024

	For the three months ended March		For the six months ended March
	2025	2024	2025	2024
Sales (including excise taxes of $126.1 and $127.4 million, and $269.5 and $265.5 million, respectively)	$619,503,087	$601,877,306	$1,330,776,344	$1,246,836,380
Cost of sales	576,475,202	559,566,439	1,240,854,907	1,161,224,591
Gross profit	43,027,885	42,310,867	89,921,437	85,611,789
Selling, general and administrative expenses	40,107,953	36,677,814	80,695,584	73,936,491
Depreciation and amortization	2,458,027	2,289,390	5,093,628	4,508,558
	42,565,980	38,967,204	85,789,212	78,445,049
Operating income	461,905	3,343,663	4,132,225	7,166,740

Other expense (income):
Interest expense	2,266,407	2,247,737	5,113,028	4,559,250
Change in fair value of mandatorily redeemable non-controlling interest	272,856	134,389	467,668	334,133
Other (income), net	(56,398)	(191,006)	(167,930)	(754,147)
	2,482,865	2,191,120	5,412,766	4,139,236
Income (loss) from operations before income taxes	(2,020,960)	1,152,543	(1,280,541)	3,027,504
Income tax expense (benefit)	(431,000)	613,000	(39,000)	1,417,000
Net income (loss) available to common shareholders	$(1,589,960)	$539,543	$(1,241,541)	$1,610,504

Basic earnings (loss) per share available to common shareholders	$(2.58)	$0.90	$(2.02)	$2.69
Diluted earnings (loss) per share available to common shareholders	$(2.58)	$0.89	$(2.02)	$2.66

Basic weighted average shares outstanding	615,261	600,161	613,270	597,879
Diluted weighted average shares outstanding	615,261	608,029	613,270	605,917

Dividends paid per common share	$0.46	$0.46	$0.64	$0.64

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and six months ended March 31, 2025 and 2024

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED MARCH 2024
Balance, January 1, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$32,521,091	$105,627,432	$106,886,008
Dividends on common stock, $0.18 per share	—	—	—	—	—	(113,465)	(113,465)
Compensation expense related to equity-based awards	—	—	—	—	639,548	—	639,548
Net income available to common shareholders	—	—	—	—	—	539,543	539,543
Balance, March 31, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$33,160,639	$106,053,510	$107,951,634

THREE MONTHS ENDED MARCH 2025
Balance, January 1, 2025	980,045	$9,799	(334,583)	$(31,272,163)	$35,077,446	$108,604,071	$112,419,153
Dividends on common stock, $0.18 per share	—	—	—	—	—	(116,183)	(116,183)
Compensation expense related to equity-based awards	—	—	—	—	637,862	—	637,862
Net loss available to common shareholders	—	—	—	—	—	(1,589,960)	(1,589,960)
Balance, March 31, 2025	980,045	$9,799	(334,583)	$(31,272,163)	$35,715,308	$106,897,928	$111,350,872

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
SIX MONTHS ENDED MARCH 2024
Balance, October 1, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,585,388	$104,846,438	$104,169,094
Dividends on common stock, $0.64 per share	—	—	—	—	—	(403,432)	(403,432)
Compensation expense and issuance of stock in connection with equity-based awards	21,673	217	—	—	2,575,251	—	2,575,468
Net income available to common shareholders	—	—	—	—	—	1,610,504	1,610,504
Balance, March 31, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$33,160,639	$106,053,510	$107,951,634

SIX MONTHS ENDED MARCH 2025
Balance, October 1, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$34,439,735	$108,552,565	$111,729,785
Dividends on common stock, $0.64 per share	—	—	—	—	—	(413,096)	(413,096)
Compensation expense and issuance of stock in connection with equity-based awards	15,100	151	—	—	1,275,573	—	1,275,724
Net loss available to common shareholders	—	—	—	—	—	(1,241,541)	(1,241,541)
Balance, March 31, 2025	980,045	$9,799	(334,583)	$(31,272,163)	$35,715,308	$106,897,928	$111,350,872

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2025 and 2024

	March	March
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common shareholders	$(1,241,541)	$1,610,504
Adjustments to reconcile net income (loss) available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	4,824,777	4,239,707
Amortization	268,851	268,851
(Gain) loss on sales of property and equipment	(44,229)	(105,505)
Equity-based compensation	1,275,724	1,210,685
Deferred income taxes	(571,672)	153,444
Provision for credit losses	(164,616)	(133,707)
Inventory allowance	32,688	22,413
Change in fair value of contingent consideration	(1,453,452)	—
Change in fair value of mandatorily redeemable non-controlling interest	467,668	334,133
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	5,749,877	4,130,987
Inventories	(13,324,448)	37,236,124
Prepaid and other current assets	(245,028)	(1,680,438)
Other assets	(50,666)	104,191
Accounts payable	2,898,936	9,475,057
Accrued expenses and accrued wages, salaries and bonuses	(4,490,508)	(4,402,600)
Other long-term liabilities	237,652	283,553
Income taxes payable and receivable	380,354	1,009,754
Net cash flows from (used in) operating activities	(5,449,633)	53,757,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,451,773)	(11,084,390)
Proceeds from sales of property and equipment	67,208	234,278
Acquisition of Arrowrock Supply (See Note 2)	(6,131,527)	—
Net cash flows from (used in) investing activities	(12,516,092)	(10,850,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,262,647,310	1,128,853,805
Repayments under revolving credit facilities	(1,241,627,743)	(1,170,097,086)
Principal payments on long-term debt	(2,627,680)	(1,099,738)
Dividends on common stock	(413,096)	(403,432)
Net cash flows from (used in) financing activities	17,978,791	(42,746,451)
Net change in cash	13,066	160,590
Cash, beginning of period	672,788	790,931
Cash, end of period	$685,854	$951,521

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$5,215,092	$4,568,790
Cash paid during the period for income taxes, net of refunds	151,318	194,902

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$841,018	$167,913
Purchase of property financed with promissory note	—	8,000,000
Issuance of common stock in connection with the vesting of equity-based awards	—	1,296,372

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2024, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three-month fiscal periods ended March 31, 2025 and March 31, 2024 have been referred to throughout this Quarterly Report as Q2 2025 and Q2 2024, respectively. The fiscal balance sheet dates as of March 31, 2025 and September 30, 2024 have been referred to as March 2025 and September 2024, respectively.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This ASU is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

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

2. ACQUISITION

On January 17, 2025, the Company acquired substantially all of the operating assets of Davis-Jones, Inc. d/b/a Arrowrock Supply (“Arrowrock”), for approximately $6.1 million in cash. Costs to effectuate the acquisition were not significant and were expensed as incurred. The transaction was funded with borrowings from the Company’s existing bank group. The acquisition of Arrowrock provides access to new markets and improved service capability for accounts in our existing service area.

The Company paid cash consideration for the acquired assets and their related values as of the acquisition date, measured in accordance with FASB Accounting Standards Codification 805 – Business Combinations (“ASC 805”). No value was assigned to any identifiable intangible assets or goodwill in conjunction with the acquisition. Arrowrock will be reported as part of the Company’s Wholesale Segment.

Identifiable assets acquired are as follows:

Accounts receivable	$12,375
Inventories	2,998,299
Prepaid and other assets	1,789
Property and equipment - Land	597,700
Property and equipment - Building	2,466,364
Property and equipment - Vehicles	55,000
Total identifiable net assets	$6,131,527

Total identifiable net assets	$6,131,527
Goodwill	—
Total consideration	$6,131,527

Accounts receivable was recorded at its fair value representing the amount we expect to collect, which also approximated the gross contractual value of such receivables at the acquisition date.

The following table sets forth the unaudited supplemental financial data for Arrowrock from the acquisition date through March 2025, which is included in the Company’s consolidated results for the three and six months ended March 2025.

Revenue	$5,598,721
Net loss available to common shareholders	$(63,963)

The following table presents unaudited supplemental pro forma information assuming the Company acquired Arrowrock, Burklund Distributors, Inc. and Richmond Master Distributors, Inc. on October 1, 2023, in addition to holding a 76% interest in Team Sledd on October 1, 2023. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisitions occurred at that time.

	For the three months ended March 2025	For the three months ended March 2024	For the six months ended March 2025	For the six months ended March 2024
Revenue	$620,521,036	$664,670,461	$1,339,474,585	$1,376,384,687
Net income (loss) available to common shareholders	$(1,602,771)	$301,966	$(1,336,819)	$1,503,104

3. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $1.2 million at both March 2025 and September 2024. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow-moving and discontinued products.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 2025 and September 2024 was as follows:

	March	September
	2025	2024
Wholesale Segment	$5,778,325	$5,778,325

Other intangible assets at March 2025 and September 2024 consisted of the following:

	March	September
	2025	2024
Customer lists (Wholesale Segment) (less accumulated amortization of $0.6 million at March 2025 and $0.5 million at September 2024)	$2,881,282	$2,996,348
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.3 million at March 2025 and $0.2 million at September 2024)	60,006	106,505
Tradename (Wholesale Segment) (less accumulated amortization of $0.5 million at March 2025 and $0.4 million at September 2024)	1,037,095	1,144,381
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$4,478,383	$4,747,234

Goodwill and Retail Segment trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its wholesale reporting unit which totaled approximately $5.8 million at both March 2025 and September 2024. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2024.

At March 2025, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over three years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million and $0.3 million for the three- and six-month periods ended March 2025, respectively, and approximately $0.1 million and $0.3 million for the three- and six-month periods ended March 2024, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at March 2025:

March
2025
Fiscal 2025 (1)	$238,019
Fiscal 2026	463,703
Fiscal 2027	463,703
Fiscal 2028	451,043
Fiscal 2029	444,703
Fiscal 2030 and thereafter	1,917,212
$3,978,383
(1)	Represents amortization for the remaining six months of Fiscal 2025.

5. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.3 million and $0.4 million for the three- and six-month periods ended March 2025, respectively, and $0.3 million and $0.4 million for the three- and six-month periods ended March 2024, respectively.

6. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share available to common shareholders is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for each period. Diluted earnings (loss) per share available to common shareholders is calculated by dividing net income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding and the weighted average dilutive equity awards.

	For the three months ended March
	2025		2024
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	615,261	615,261	600,161	600,161
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	—	—	7,868
Weighted average number of shares outstanding	615,261	615,261	600,161	608,029
Net income (loss) available to common shareholders	$(1,589,960)	$(1,589,960)	$539,543	$539,543

Net earnings (loss) per share available to common shareholders	$(2.58)	$(2.58)	$0.90	$0.89

(1) Diluted earnings (loss) per share calculation includes all equity-based awards deemed to be dilutive.

	For the six months ended March
	2025		2024
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	613,270	613,270	597,879	597,879
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	—	—	8,038
Weighted average number of shares outstanding	613,270	613,270	597,879	605,917
Net income (loss) available to common shareholders	$(1,241,541)	$(1,241,541)	$1,610,504	$1,610,504

Net earnings (loss) per share available to common shareholders	$(2.02)	$(2.02)	$2.69	$2.66

(1)	Diluted earnings (loss) per share calculation includes all equity-based awards deemed to be dilutive.

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

At March 2025, the Facilities had a total combined borrowing capacity of $305.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The AMCON Facility matures in June 2027, the

Henry’s Facility matures in February 2028, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at March 2025 was $220.7 million, of which $142.3 million was outstanding, leaving $78.4 million available.

The average interest rate of the Facilities was 5.76% at March 2025. For the six months ended March 2025, the peak borrowings under the Facilities was $197.1 million, and the average borrowings and average availability under the Facilities was $158.9 million and $73.2 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s two notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at March 2025. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at March 2025.

Other

The Company has issued letters of credit totaling $3.1 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

8. INCOME TAXES

The change in the Company’s effective income tax rate for the three- and six-month periods ended March 2025 as compared to the respective prior year periods, was primarily related to non-deductible compensation expense in relation to the amount of income (loss) from operations before income tax expense (benefit) and variances in the average effective state income tax rates between the comparative periods.

9. FAIR VALUE DISCLOSURES

Mandatorily Redeemable Non-Controlling Interest

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s condensed consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. The Company owned approximately 76% of Team Sledd at both March 2025 and September 2024. The Company has elected to present the MRNCI liability at fair value under Accounting Standards Codification 825 – Financial Instruments as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at March 2025 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the condensed consolidated statements of operations. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate, which was 13.2% at March 2025. At March 2025 and September 2024, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.6 million and $0.7 million, respectively.

A summary of the MRNCI activity is as follows:

	For the Three Months Ended March 31,
	2025	2024
Fair value, beginning of period	$8,406,312	$9,690,575
Change in fair value	272,856	134,389
Fair value, end of period	$8,679,168	$9,824,964

	For the Six Months Ended March 31,
	2025	2024
Fair value, beginning of period	$8,211,500	$9,490,831
Change in fair value	467,668	334,133
Fair value, end of period	$8,679,168	$9,824,964

During April 2025, subsequent to Q2 2025, certain membership interests in Team Sledd were redeemed, which resulted in AMCON’s ownership of Team Sledd’s outstanding equity increasing to approximately 91%.

Contingent Consideration

On April 5, 2024, the Company acquired substantially all of the net operating assets of Burklund Distributors, Inc. (“Burklund”). A portion of the consideration exchanged in the acquisition of Burklund was in the form of contingent consideration of up to $3.0 million in cash payable in two installments on the one-year and two-year anniversaries of the acquisition date based on the achievement of certain sales thresholds. In accordance with ASC 805, the Company recorded this contingent consideration at fair value as of the acquisition date and re-measures the liability at each reporting period. The Company calculates the estimated fair value of the contingent consideration based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the contingent consideration in selling, general and administrative expenses in the condensed consolidated statements of operations. The short-term and long-term portions of any contingent consideration payable are recorded in accrued expenses and other long-term liabilities, respectively, in the Company’s condensed consolidated balance sheets. The contingent consideration liability is classified as Level 3 because of the Company’s reliance on unobservable assumptions.

At each reporting date, the Company reviews certain inputs, including sales thresholds and an appropriate discount rate, based on management’s knowledge and assumptions of certain events. In Q1 2025, the Company determined that due to current sales trends including customer turnover, the achievement of the sales thresholds required to meet the minimum payout of any contingent consideration was not probable. As such, the Company adjusted the fair value of its contingent consideration liability and recognized operating income of approximately $1.5 million in Q1 2025, which was recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations. At March 2025, the Company reaffirmed that the achievement of the sales thresholds required to meet the minimum payout of any contingent consideration was not probable.

At September 2024, the difference between the estimated amount due under the contingent consideration arrangement and the fair value was approximately $0.2 million.

The following table presents changes in the fair value of the contingent consideration since September 2024:

Current portion of contingent consideration at fair value as of September 2024	$710,270
Long-term portion of contingent consideration at fair value as of September 2024	743,182
Fair value of contingent consideration as of September 2024	$1,453,452
Change in fair value	(1,453,452)
Fair value of contingent consideration as of March 2025	$—

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2025
External revenue:
Cigarettes	$374,341,125	$—	$—	$374,341,125
Tobacco	121,839,251	—	—	121,839,251
Confectionery	39,765,350	—	—	39,765,350
Health food	—	11,902,524	—	11,902,524
Foodservice & other	71,654,837	—	—	71,654,837
Total external revenue	607,600,563	11,902,524	—	619,503,087
Depreciation	2,056,696	266,906	—	2,323,602
Amortization	134,425	—	—	134,425
Operating income (loss)	2,821,616	430,846	(2,790,557)	461,905
Interest expense	—	—	2,266,407	2,266,407
Income (loss) from operations before taxes	2,582,199	453,806	(5,056,965)	(2,020,960)
Total assets	373,458,943	17,342,095	1,202,999	392,004,037
Capital expenditures	2,859,192	207,068	—	3,066,260

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2024
External revenue:
Cigarettes	$367,878,538	$—	$—	$367,878,538
Tobacco	114,832,151	—	—	114,832,151
Confectionery	37,862,439	—	—	37,862,439
Health food	—	11,224,329	—	11,224,329
Foodservice & other	70,079,849	—	—	70,079,849
Total external revenue	590,652,977	11,224,329	—	601,877,306
Depreciation	1,940,843	214,121	—	2,154,964
Amortization	134,426	—	—	134,426
Operating income (loss)	5,813,354	456,722	(2,926,413)	3,343,663
Interest expense	—	—	2,247,737	2,247,737
Income (loss) from operations before taxes	5,843,163	483,530	(5,174,150)	1,152,543
Total assets	318,821,274	16,312,547	1,023,048	336,156,869
Capital expenditures (1)	14,230,776	726,494	—	14,957,270

(1) Includes $10.0 million purchase of a distribution facility in Colorado City, Colorado.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2025
External revenue:
Cigarettes	$812,363,123	$—	$—	$812,363,123
Tobacco	257,736,729	—	—	257,736,729
Confectionery	83,798,529	—	—	83,798,529
Health food	—	22,427,859	—	22,427,859
Foodservice & other	154,450,104	—	—	154,450,104
Total external revenue	1,308,348,485	22,427,859	—	1,330,776,344
Depreciation	4,293,179	531,598	—	4,824,777
Amortization	268,851	—	—	268,851
Operating income (loss)	9,373,148	100,024	(5,340,947)	4,132,225
Interest expense	—	—	5,113,028	5,113,028
Income (loss) from operations before taxes	9,027,534	145,899	(10,453,974)	(1,280,541)
Total assets	373,458,943	17,342,095	1,202,999	392,004,037
Capital expenditures	5,968,999	306,844	—	6,275,843

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2024
External revenue:
Cigarettes	$763,547,247	$—	$—	$763,547,247
Tobacco	236,183,852	—	—	236,183,852
Confectionery	77,905,569	—	—	77,905,569
Health food	—	21,913,758	—	21,913,758
Foodservice & other	147,285,954	—	—	147,285,954
Total external revenue	1,224,922,622	21,913,758	—	1,246,836,380
Depreciation	3,796,589	443,118	—	4,239,707
Amortization	268,851	—	—	268,851
Operating income (loss)	12,783,479	440,246	(6,056,985)	7,166,740
Interest expense	—	—	4,559,250	4,559,250
Income (loss) from operations before taxes	12,618,261	1,025,478	(10,616,235)	3,027,504
Total assets	318,821,274	16,312,547	1,023,048	336,156,869
Capital expenditures (1)	17,211,107	1,025,663	—	18,236,770

(1) Includes $10.0 million purchase of a distribution facility in Colorado City, Colorado.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

In mid-January 2025, the Company closed on its previously disclosed acquisition of Arrowrock Supply (“Arrowrock”), located in Boise, Idaho, expanding the Company’s reach into the Inter-Mountain region of the United States.

Similar to other retail formats, the convenience retailing sector which we serve continues to experience a challenging operating environment with consumer behavior and discretionary spending lagging. At the same time, the cost structures for wholesale distributors such as our Company have been impacted by the cumulative impact of inflation over a multi-year period. These inflationary pressures have resulted in higher operating costs in areas such as product costs, labor and employee benefits, equipment, and insurance, resulting in additional consolidation across our entire industry.

We are closely monitoring the fluid nature of proposed tariffs and any impact they may have on our operations.  Additionally, we remain focused on proposals from federal and state governmental and other regulatory bodies, including the United States Food and Drug Administration (“FDA”), which is evaluating the possible prohibition and/or limitation on the sale of certain cigarette, e-cigarette, tobacco, and vaping products, including menthol cigarettes. If such proposed tariffs and/or federal/state regulatory actions limit or prohibit certain products we can sell in these categories, our revenues, gross margins, and financial results may be negatively impacted.

In response to this operating environment, the Company has made a number of strategic investments to enhance its competitive position over time. These strategic investments include, but are not limited to, expanding the depth of our foodservice programs and facilities, the completion of a number of tuck-in acquisitions which have expanded our coverage footprint and ability to service growth-oriented customers, the expansion of our consumer products advertising, design, and electronic display programs, and continued investments in our own proprietary technology solutions. Our Company now ranks as the third largest Convenience Distributor in the United States as measured by territory covered providing an attractive geographic platform to accommodate future growth opportunities.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	the potential impact that ongoing or proposed increases in trade tariffs and/or changes to trade policies may have on raw materials or finished goods sourced from abroad which could result in higher prices for the products we sell while also decreasing consumer disposable income and demand,

●	risks associated with new tariffs or other macro-economic factors as it relates to inflation, operating costs, and overall business risk, particularly product and equipment costs, wages, fuel, interest, food ingredient and commodity prices, and customer credit risk, and limits on our ability to pass on higher operating costs,

●	risks associated with continued weakness in retail level demand within the convenience store industry including declining demand for cigarette products,

●	risks associated with workforce availability and/or wage pressures which may be impacted by economic conditions, changes in governmental policies, or other changes in the operating environment which may impact our labor force,

●	risks associated with all forms of insurance renewals and the risk that the Company may not be able to renew various insurance with adequate levels of coverage, at favorable rates, or obtain insurance at all based upon market conditions within the insurance industry and/or because of the industry in which the Company operates,

●	risks associated with unrest in certain global regions which could further disrupt world supply chains, manufacturing centers, and shipping routes, impacting commodity/product availability and/or cost, as well as consumer demand trends,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	regulations, potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed and pending regulations and/or product approvals/authorizations related to the manufacturing, distribution, and sale of certain menthol, vaping, and flavored tobacco products, including proposed rules which would limit nicotine levels in certain cigarette and tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with events such as the COVID-19 pandemic, during which the Company experienced both higher sales volumes and labor costs but then subsequently experienced a decline in sales volumes, with limited ability to offset or pass on higher operating costs,

●	risks associated with the acquisition of businesses or assets, capital asset expenditure projects by either of our business segments such as the development of new facilities/locations or upgrades to distribution centers or retail stores, including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, customer turnover and retention risks, and risks related to the assumption of certain liabilities or obligations,

●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer turnover and retention, technology integration, and the potential loss of any key management personnel or employees,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new, or closing unprofitable, retail stores,

●	risks to our brick and mortar retail business and potentially to our wholesale distribution business if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources,

●	domestic regulatory and legislative risks,

●	poor weather conditions, and the adverse effects of climate change including, but not limited to, wildfires and violent storms

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	risks associated with labor disputes (strikes), natural disasters, domestic/political unrest and incidents of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these estimates and related policies during the six months ended March 2025.

SECOND FISCAL QUARTER 2025 (Q2 2025)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2025 and March 2024:

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH:

	2025	2024	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$619,503,087	$601,877,306	$17,625,781	2.9
Cost of sales	576,475,202	559,566,439	16,908,763	3.0
Gross profit	43,027,885	42,310,867	717,018	1.7
Gross profit percentage	6.9%	7.0%

Operating expense	$42,565,980	$38,967,204	$3,598,776	9.2
Operating income	461,905	3,343,663	(2,881,758)	(86.2)
Interest expense	2,266,407	2,247,737	18,670	0.8
Change in fair value of mandatorily redeemable non-controlling interest	272,856	134,389	138,467	103.0
Income tax expense (benefit)	(431,000)	613,000	(1,044,000)	(170.3)
Net income (loss) available to common shareholders	(1,589,960)	539,543	(2,129,503)	(394.7)

BUSINESS SEGMENTS:
Wholesale
Sales	$607,600,563	$590,652,977	$16,947,586	2.9
Gross profit	38,556,563	38,155,508	401,055	1.1
Gross profit percentage	6.3%	6.5%
Retail
Sales	$11,902,524	$11,224,329	$678,195	6.0
Gross profit	4,471,322	4,155,359	315,963	7.6
Gross profit percentage	37.6%	37.0%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $9.2 million in Q2 2025 and $11.3 million in Q2 2024.

SALES

Changes in sales are primarily driven by:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states;
(ii)	changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from shifting consumer preferences or the fluctuation in the comparable number of business days in our reporting period; and
(iii) acquisitions.

SALES – Q2 2025 vs. Q2 2024

Sales in our Wholesale Segment increased $16.9 million during Q2 2025 as compared to Q2 2024. Significant items impacting sales during Q2 2025 included an increase of $5.6 million related to the Arrowrock acquisition in Q2 2025, an increase of $37.7 million related to the combined acquisitions of Burklund and Richmond Master during Q3 2024 and a $25.3 million increase in sales related to price increases implemented by cigarette manufacturers, partially offset by a $51.3 million decrease in sales related to the volume and mix of cigarette cartons sold and a $0.4 million decrease in sales related to the volume and mix of products in our tobacco, confectionery, foodservice, and other categories (“Other Products”). Sales in our Retail Segment increased approximately $0.7 million during Q2 2025 as compared to Q2 2024. This increase was due to a $0.6 million increase related to the opening of our new Lakewood Ranch, Florida store in Q3 2024 and a $0.5 million increase related to higher sales volumes in our existing stores, partially offset by a $0.4 million decrease related to the closure of one store between the comparative periods.

GROSS PROFIT – Q2 2025 vs. Q2 2024

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

Gross profit in our Wholesale Segment increased $0.4 million during Q2 2025 as compared to Q2 2024. Significant items impacting gross profit during Q2 2025 included an increase of $0.3 million related to the Arrowrock acquisition in Q2 2025 and an increase of $2.1 million related to the combined acquisitions of Burklund and Richmond Master during Q3 2024, partially offset by a $1.0 million decrease in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods, a $0.8 million decrease in gross profit related to the mix of volumes and promotions in our Other Products category, and a $0.2 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment increased approximately $0.3 million during Q2 2025 as compared to Q2 2024. This change was primarily related to a $0.3 million increase in gross profit related to same store sales and a $0.2 million increase related to the opening of our new Lakewood Ranch store in Q3 2024, partially offset by a $0.2 million decrease related to the closure of one store between the comparative periods.

OPERATING EXPENSE – Q2 2025 vs. Q2 2024

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q2 2025 operating expenses increased $3.6 million as compared to Q2 2024. Significant items impacting operating expenses during Q2 2025 included an increase of $0.4 million related to the Arrowrock acquisition in Q2 2025, an increase of $2.6 million related to the combined acquisitions of Burklund and Richmond Master during Q3 2024, a $0.5 million increase in other Wholesale Segment operating costs, a $0.1 million increase in health insurance costs, and a $0.3 million increase in operating expense costs in our Retail Segment, partially offset by a $0.3 million decrease related to employee compensation and benefit costs. The increase in our Retail Segment was primarily due to a $0.3 million increase related to the opening of our new Lakewood Ranch store in Q3 2024, an increase of $0.2 million in our existing stores, partially offset by a $0.2 million decrease related to the closure of one store between the comparative periods.

INTEREST EXPENSE – Q2 2025 vs. Q2 2024

Interest expense increased less than $0.1 million in Q2 2025 as compared to Q2 2024, primarily due to higher outstanding debt balances in the current period related to the acquisitions of Arrowrock in Q2 2025 and Burklund and Richmond Master in Q3 2024, partially offset by lower interest rates in the current period.

INCOME TAX EXPENSE – Q2 2025 vs. Q2 2024

The change in the Q2 2025 income tax rate as compared to Q2 2024 was primarily related to non-deductible compensation expense in relation to the amount of income (loss) from operations before income tax expense (benefit) and variances in the average effective state income tax rates between the comparative periods.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH:

	2025	2024	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$1,330,776,344	$1,246,836,380	$83,939,964	6.7
Cost of sales	1,240,854,907	1,161,224,591	79,630,316	6.9
Gross profit	89,921,437	85,611,789	4,309,648	5.0
Gross profit percentage	6.8%	6.9%

Operating expense	$85,789,212	$78,445,049	$7,344,163	9.4
Operating income	4,132,225	7,166,740	(3,034,515)	(42.3)
Interest expense	5,113,028	4,559,250	553,778	12.1
Change in fair value of mandatorily redeemable non-controlling interest	467,668	334,133	133,535	40.0
Income tax expense (benefit)	(39,000)	1,417,000	(1,456,000)	(102.8)
Net income (loss) available to common shareholders	(1,241,541)	1,610,504	(2,852,045)	(177.1)

BUSINESS SEGMENTS:
Wholesale
Sales	$1,308,348,485	$1,224,922,622	$83,425,863	6.8
Gross profit	81,660,278	77,509,067	4,151,211	5.4
Gross profit percentage	6.2%	6.3%
Retail
Sales	$22,427,859	$21,913,758	$514,101	2.3
Gross profit	8,261,159	8,102,722	158,437	2.0
Gross profit percentage	36.8%	37.0%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $19.2 million for the six months ended March 2025 and $20.8 million for the six months ended March 2024.

SALES – Six months ended March 2025

Sales in our Wholesale Segment increased $83.4 million during the six months ended March 2025 as compared to the same prior year period. Significant items impacting sales during the period included an increase of $5.6 million related to the Arrowrock acquisition in Q2 2025, an increase of $94.5 million related to the combined acquisitions of Burklund and Richmond Master during Q3 2024, a $54.5 million increase in sales related to price increases implemented by cigarette manufacturers and a $9.2 million increase in sales related to the volume and mix of products in our Other Products category, partially offset by a $80.4 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased approximately $0.5 million during the six months ended March 2025 as compared to the same prior year period. This increase was due to a $1.0 million increase related to the opening of our new Lakewood Ranch, Florida store in Q3 2024 and a $0.6 million increase related to higher sales volumes in our existing stores, partially offset by a $1.1 million decrease related to the closure of three stores between the comparative periods.

GROSS PROFIT – Six months ended March 2025

Gross profit in our Wholesale Segment increased $4.2 million during the six months ended March 2025 as compared to the same prior year period. Significant items impacting gross profit during the period included an increase of $0.3 million related to the Arrowrock acquisition in Q2 2025 and an increase of $5.3 million related to the combined acquisitions of Burklund and Richmond Master during Q3 2024, partially offset by a $1.0 million decrease in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods, a $0.3 million decrease in gross profit related to the mix of volumes and promotions in our Other Products category, and a $0.1 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment increased approximately $0.2 million during the six months ended March 2025 as compared to the same prior year period. This change was primarily related to a $0.3 million increase in gross profit related to same store sales and a $0.3 million increase related to the opening of our new Lakewood Ranch store in Q3 2024, partially offset by a $0.4 million decrease related to the closure of three stores between the comparative periods.

OPERATING EXPENSE – Six months ended March 2025

Operating expenses increased $7.3 million during the six months ended March 2025 as compared to the same prior year period. Significant items impacting operating expenses during the period included an increase of $0.4 million related to the Arrowrock acquisition in Q2 2025, an increase of $5.4 million related to the combined acquisitions of Burklund and Richmond Master during Q3 2024, a $1.5 million increase in other Wholesale Segment operating costs, a $1.0 million increase in health insurance costs, and a $0.5 million increase in operating expense costs in our Retail Segment, partially offset by a $1.5 million decrease related to the fair value adjustment of a contingent consideration liability. The increase in our Retail Segment was primarily due to a $0.6 million increase related to the opening of our new Lakewood Ranch store in Q3 2024 and an increase of $0.4 million in our existing stores, partially offset by a $0.5 million decrease related to the closure of three stores between the comparative periods.

INTEREST EXPENSE – Six months ended March 2025

Interest expense increased $0.6 million during the six months ended March 2025 as compared to the same prior year period, primarily due to higher outstanding debt balances in the current period related to the acquisitions of Arrowrock in Q2 2025 and Burklund and Richmond Master in Q3 2024, partially offset by lower interest rates in the current period.

OTHER INCOME – Six months ended March 2025

The change in other income between the comparative periods was primarily related to an insurance recovery in the prior year period.

INCOME TAX EXPENSE – Six months ended March 2025

The change in the Company’s effective tax rate during the six month period ended March 2025 as compared to the respective prior year period was primarily related to non-deductible compensation expense in relation to the amount of income (loss) from operations before income tax expense (benefit) and variances in the average effective state income tax rates between the comparative periods.

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

At March 2025, the Facilities had a total combined borrowing capacity of $305.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The AMCON Facility matures in June 2027, the Henry’s Facility matures in February 2028, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at March 2025 was $220.7 million, of which $142.3 million was outstanding, leaving $78.4 million available.

The average interest rate of the Facilities was 5.76% at March 2025. For the six months ended March 2025, the peak borrowings under the Facilities was $197.1 million, and the average borrowings and average availability under the Facilities was $158.9 million and $73.2 million, respectively.

Cross Default and Co-Terminus Provisions

Team Sledd’s two notes payable and the Team Sledd Facility contain cross default provisions. The Henry’s note payable and the Henry’s Facility contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at March 2025. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at March 2025.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.3 million and $0.4 million for the three- and six-month periods ended March 2025, respectively, and $0.3 million and $0.4 million for the three- and six-month periods ended March 2024, respectively.

Other

The Company has issued letters of credit totaling $3.1 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2024.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

(a) Exhibits

10.1	Consent, Joinder and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement, dated January 17, 2025 between AMCON Distributing Company and Bank of America

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 18, 2025	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 18, 2025	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)