Form 10-K
period 2025-09-30
AMCON DISTRIBUTING CO
filed 2025-11-07
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2025 was $17,941,743 computed by reference to the $117.31 closing price of such common stock equity on March 31, 2025.

As of November 6, 2025, there were 650,709 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2025 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2025 and 2024 fiscal years ended September 30, are herein referred to as fiscal 2025 and fiscal 2024, respectively. The fiscal year-end balance sheet dates of September 30, 2025 and September 30, 2024 are referred to herein as September 2025 and September 2024, respectively. This report and the documents incorporated by reference herein, if any, contain forward-looking statements, which are inherently subject to risks and uncertainties. See “Forward-Looking Statements” under Item 7 of this report.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is listed on NYSE American under the symbol “DIT.” The Company serves customers in 34 states through two business segments:

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 8,500 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. We have licenses, and operate, in 34 states, and are the third (3rd) largest convenience store distributor by geographic territory served.

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

Our Wholesale Segment operates 14 distribution centers located in Colorado, Idaho, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, and Mars Wrigley, General Mills, Procter and Gamble, Ferrero and other major Consumer Packaged Goods and Foodservice suppliers. We also work closely with our customer base to source private label products on their behalf  in a wide variety of categories. In addition, we market our own private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers. However, given our size, we do participate in a number of programs designed by our major vendors to support in-stock positions of our key products.

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

BUSINESS STRATEGY

Our business strategy focuses on short-, medium-, and long-term objectives designed to create shareholder value. Our strategic objectives are:

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

PRINCIPAL PRODUCTS

The sales of cigarettes represented approximately 61% and 62% of our consolidated revenue in fiscal 2025 and fiscal 2024, respectively. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 39% and 38% of our consolidated revenue in fiscal 2025 and fiscal 2024, respectively.

INFORMATION ON SEGMENTS

Information about our segments is presented in Note 13 to the Consolidated Financial Statements included in this Annual Report.

COMPETITION—Wholesale Segment

Our Wholesale Segment has a significant presence in the regions in which we operate. There are, however, a number of both national and regional wholesale distributors operating in the same geographical regions as our Company, resulting in a highly competitive marketplace. Our principal competitors are national wholesalers such as McLane Co., Inc. (Temple, Texas) and Performance Food Group (Richmond, Virginia), as well as regional wholesalers such as H.T. Hackney Company (Knoxville, Tennessee) and Imperial Super Regional Distributors (Elmwood, Louisiana) along with a host of smaller grocery and tobacco wholesalers. We also face competition from online platforms such as Amazon™ which have pursued a multi-channel sales strategy targeting both retail consumers and business level customers.

Competition within the wholesale distribution industry is primarily based on the range and quality of the services provided, pricing, variety of products offered, and the reliability of deliveries. Our larger competitors principally compete on pricing and breadth of product offerings, while our smaller competitors focus on customer service and their delivery arrangements.

We believe our business model positions us to compete with a wide range of competitors including national, regional, and local wholesalers. As the third (3rd) largest convenience store distributor in the United States based on geographic territory served, our wholesale distribution business has sufficient economies of scale to offer competitive pricing as compared to national wholesalers. Our ability to service multiple territories of larger customers, combined with our flexible distribution and support model, enables us to provide the highest level of service and customized merchandising solutions within our industry.

COMPETITION—Retail Segment

The Company’s retail stores operate within the highly competitive and fragmented grocery store industry, which includes a wide range of competitors, including local, regional and national conventional supermarkets, warehouse clubs, convenience stores, independent grocers, and many other natural and organic, specialty, discount, co-op, online and other retail formats.

Our competitors primarily include other specialty food retailers such as Whole Foods, Sprouts Farmers Market, Trader Joe’s, regional and local Health and Natural Foods operators and co-ops, as well as conventional supermarkets such as Kroger, Albertsons, Safeway, H-E-B and Publix, discount retailers such as Target and Wal-Mart, warehouse membership clubs such as Costco, online retailers such as AmazonTM, specialty stores, restaurants, home delivery and meal solution companies, and any other outlets offering food and similar products as those found in our stores.

We believe consumers are increasingly focused on active health management and are seeking out healthy foods, vitamins and supplements to support their wellness goals. The demand for healthy products is driven by many factors, including increased awareness about the benefits of clean eating, a focus on preventative health measures, and a sharp rise in chronic conditions and health care costs.

As such, we believe our retail business is uniquely positioned to service this customer base given the breadth of our health and wellness products offerings, combined with the Company’s long and trusted reputation serving the wellness market with highly trained and engaged store associates.

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

The Company operates in 34 states and is subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In recent years, a number of states have increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls and as a mechanism to discourage tobacco product use.

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2025 or fiscal 2024.

EMPLOYEES

At September 2025, the Company had 1,341 full-time and 180 part-time employees, which together serve in the following areas:

Managerial	66
Administrative	185
Delivery	310
Sales & Marketing	425
Warehouse	535
Total Employees	1,521

Approximately 30 of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). The current labor agreement with the union is effective through November 2026.

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

If any of the following risks materialize, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below and elsewhere in this Annual Report. See “Forward-Looking Statements” under Item 7 of this report for a discussion of forward-looking statements.

RISK FACTORS RELATED TO THE WHOLESALE BUSINESS

●	Regulation of Cigarette, Tobacco and Tobacco-Related Products by the FDA May Negatively Impact Our Operations.

Our cigarette, tobacco and tobacco-related products are subject to extensive regulation at the federal, state and local levels. In 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the FDA the authority to regulate the production, distribution, and marketing of tobacco products in the United States. Specifically, the legislation established an FDA office to regulate changes to nicotine yields, chemicals, flavors, ingredients, and the labeling used to produce and market tobacco products. The FDA office is financed through user fees paid by tobacco companies, which is passed on to wholesale distributors and end consumers in the form of higher costs.

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

The current trend is toward increasing regulation of the tobacco industry and vapor products alike, which differ across the various U.S. states in which we conduct business. Extensive and inconsistent regulation by multiple states and at different governmental levels could prove to be particularly disruptive to our business. There can be no assurance that we or the manufacturers we rely on as suppliers will be in compliance with all of these regulations. A failure by us or our manufacturers to comply with these laws and regulations could negatively impact our results from operations, cash flow, business, and overall financial condition.

●	Any Further Regulation of Vaping Products May Negatively Impact Our Results of Operations.

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

The distribution of cigarettes represents a significant portion of our business. During fiscal 2025, approximately 61% of our consolidated revenues came from the distribution of cigarettes, which generated approximately 17% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

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

●	We Occasionally Purchase Cigarettes From Manufacturers Not Covered by the Tobacco Industry’s Master Settlement Agreement, Which May Expose Us to Certain Potential Liabilities and Financial Risks for Which We Are Not Indemnified.

In November 1998, the major U.S. tobacco product manufacturers entered into the Master Settlement Agreement (“MSA”) with 46 U.S. states and certain U.S. territories concerning the advertising, marketing and promotion of tobacco products and to settle asserted and unasserted health care cost recovery and other claims related to use of, or exposure to, tobacco use. Certain of the major U.S. tobacco product manufacturers had previously entered into agreements to settle similar claims brought by Mississippi, Florida, Texas and Minnesota. The payments required under the MSA resulted in the products sold by the participating manufacturers being priced at higher levels than the products sold by non-MSA manufacturers.

In order to limit our potential tobacco-related liabilities, we try to limit our purchases of cigarettes from non-MSA manufacturers for sale in states covered by the MSA. The benefits of liability limitations and indemnities we are entitled to under the MSA do not apply to sales of cigarettes manufactured by non-MSA manufacturers. From time-to-time, however, we find it necessary to purchase a limited amount of cigarettes from non-MSA manufacturers. For example, during a transition period while integrating distribution operations from an acquisition we may need to purchase and distribute cigarettes manufactured by non-MSA manufacturers to satisfy the demands of customers of the acquired business. With respect to sales of such non-MSA cigarettes, we could be subject to litigation that could expose us to liabilities for which we would not be indemnified.

●	If the Tobacco Industry’s Master Settlement Agreement Is Invalidated, or Tobacco Manufacturers Cannot Meet Their Obligations to Indemnify Us, We Could Be Subject to Substantial Litigation Liability.

In connection with the MSA, we are indemnified by many of the tobacco product manufacturers from whom we purchase cigarettes and other tobacco products for liabilities arising from the sale of the tobacco products that they supply to us. However, if litigation challenging the validity of the MSA were to be successful and all or part of the MSA is invalidated, we could be subject to substantial litigation due to the sales of cigarettes and other tobacco products, and we may not be indemnified for such costs by the tobacco product manufacturers in the future. In addition, even if we continue to be indemnified by cigarette manufacturers that are parties to the MSA, future litigation awards against such cigarette manufacturers could be so large as to lessen or eliminate the ability of the manufacturers to satisfy their indemnification obligations. Our results of operations, business, cash flow, and overall financial condition could be negatively impacted due to increased litigation costs and potential adverse rulings against us.

●	We Face Competition From Sales of Deep-Discount Brands and Other Low-Priced Sales of Cigarettes.

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

In our retail health food business, we compete with a wide range of well-financed regional and national competitors such as Whole Foods Markets, Sprouts Farmers Market, Natural Grocers, General Nutrition Centers, Vitamin Shoppe, and other online competitors such as Amazon™ who all have embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other independent natural foods store chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets such as Kroger, Albertsons, Walmart, Trader Joe’s and Costco have also significantly increased their offerings of organic and natural products providing another layer of competition.

In addition, if online shopping, direct-to-consumer, and home delivery models continue to grow in popularity thereby further disrupting traditional sales channels, it may present a significant direct risk to brick and mortar retailers like the Company. We also face competition from Whole Foods Market and/or its parent company Amazon™, which pose a threat to the supply chains of the grocery and natural foods business as they continue to pursue a vertical, multi-channel sales strategy targeting both retail consumers and business level customers. Most of these competitors may have greater financial and marketing resources than the Company and may be able to devote greater resources to sourcing, promoting, and selling their products. In response to heightened competition, the Company is continuing to implement a repositioning strategy for its retail business. This repositioning strategy calls for a wide range of initiatives including the possible addition of one or more of our new retail store prototypes per year into the foreseeable future. The opening of new retail stores inherently brings additional risk to the business. Further, if our repositioning strategy in response to this increase in competition is not successful, it may have a material adverse effect on our results of operations, business, cash flow, and financial condition, and could potentially result in the impairment of assets within this business segment.

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

Our results of operations and financial condition are particularly sensitive to changes in the overall economy, including the level of consumer discretionary spending. Consumer discretionary spending may be negatively impacted by inflation, rising interest rates, tariffs and trade restrictions, job losses as a result of increasing automation (AI), recessions or other general economic uncertainties or downturns. Changes in discretionary spending patterns may decrease demand from our convenience store customers and/or impact the demand for natural food products in our retail health food stores as customers purchase less expensive product alternatives.

Additionally, many of our Wholesale Segment customers are thinly capitalized and their access to credit may be impacted by changes in economic conditions, systemic pressures in the banking system, including disruptions in the credit markets, rising interest rates or other factors, which may affect their ability to operate as a going concern, presenting additional credit risk for the Company. A period of economic downturn or economic deterioration could result in lower sales and profitability as well as an increased probability of customer credit defaults.

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

●	We May Be Subject to Risks Associated with Trade Tariffs or Trade Policies.

The Company purchases products from a wide range of vendors in both of its business segments. Some of our vendors may import certain products as part of their manufacturing processes and could be impacted by higher costs resulting from increases or fluctuations in trade tariffs and/or changes to trade policies. Further, the impact of higher costs at the retail level may negatively impact consumer discretionary spending and demand.  In the event that our product purchase costs from our vendors increase and we cannot pass on those price increases to our customers, or if the retail level demand for the products we sell decreases, the Company’s results of operations, balance sheet, and cash flows could be negatively impacted.

●	We May Be Impacted by Acts of Civil Unrest or Violence.

Our business operations could be negatively impacted by acts of civil unrest or violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to such acts, which are beyond our control. Such acts or any responsive governmental action could threaten or disrupt our supply chain, may result in property damage and/or insurance claims to the facilities of the Company or our customers, impact the safety of our workforce or the workforces of our customers, and may also have indirect impacts on customer demand for the products we sell, or our ability to collect on accounts receivable or finance our operations.

●	A Significant Disruption to Our Distribution Network, to the Capacity of our Distribution Centers, or to the Timely Receipt of Inventory Could Have an Adverse Effect on Our Business.

Both of our operating segments rely on distribution and transportation networks, which includes our drivers, our distribution center employees, and the networks of our suppliers and retail store delivery partners, to deliver products to us and our customers in a timely and cost-effective manner. Any unanticipated or significant disruption or operational failure related to this process could negatively affect our operations or the operations of our retail partners, including but not limited to, our inability, or that of our delivery partners, to hire and/or retain qualified drivers and distribution center employees to meet demand, product shortages, financial or other difficulties of suppliers, cyber-related events, social unrest, inclement weather or other economic conditions.

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

●	Food-safety Issues and Foodborne Illnesses, Whether Actual or Reported, or the Failure to Comply with Applicable Regulations Relating to the Transportation, Storage or Service of Food, Could Adversely Affect Our Business and Reputation.

Any instances of, or reports linking products we sell, related to foodborne illnesses, food tampering, contamination, mislabeling or other food-safety issues could damage the value of our brand and may lead to product liability and personal injury claims, litigation, government investigations and damages. In addition, customer preferences and store traffic could be adversely impacted by food-safety issues, health concerns or negative publicity about the consumption of products we sell, which could damage our reputation and cause a decline in demand for those products and adversely impact our sales. In addition, a failure by any of our suppliers to use quality ingredients and products and/or to comply with applicable food and food-safety laws and industry standards could disrupt our supply chain, damage our reputation and adversely impact our business, financial condition and results of operation.

●	We May Be Subject to Risks Associated with Equity Investments or the Acquisition of Assets or New Businesses.

From time to time, one or both of the Company’s business segments may acquire assets from other businesses, all or a portion of the ownership of another business, or make an equity investment in another business through the purchase of equity or other means. The purchase of assets, of all or a portion of a business, or an equity investment in another business can bring significant risks to the Company in a number of areas including purchase price, amount of equity investment, business valuation and recording risks, customer retention risks, risks associated with the assumption of liabilities or obligations, integration risks, information technology and cybersecurity risks, risks associated with the addition of new employees such as health care costs, and a wide range of other risks and considerations. While the Company strives to minimize the risks associated with its acquisition or equity investment activities, issues may arise which could have a material negative impact on the Company’s results of operations, balance sheet, and cash flows.

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

●	We Rely Heavily on Information Technology Systems to Operate Our Business and Any Disruptions to or Data Breach of These Technology Systems or if These Systems were Made Unavailable for Use, May Have a Material Adverse Effect on Our Business.

We rely extensively on our information technology systems and those of third parties to operate our business. Our information technology systems may be subject to damage or interruption from a number of factors, including but not limited to, electricity outages, equipment failure, telecommunications failures, security breaches, cyber-attacks, computer viruses, malware or other methods and causes. The rapid evolution and increased adoption of emerging technologies, such as artificial intelligence, may also increase the frequency and magnitude of cyber-attacks. Although we make efforts to maintain the security, integrity and redundancy of our systems and have implemented various measures to manage the risk of system disruptions or failures, there can be no assurance that our efforts and measures will be effective. If any of our information technology systems or those of third parties on which we rely are damaged or made unavailable to us, it could have a material negative impact on our operations and profits.

●	More Stringent Laws and Regulation Related to Privacy, Data Use, Data Protection and Artificial Intelligence as well as Consumers’ Expectations to Safeguard Their Personal Information May Have an Adverse Effect on our Business.

We are subject to laws, rules and regulations that restrict the collection, use and security of personal information of consumers, employees or others. Regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including those pursuant to laws providing for private rights of action by consumers) could be brought against the Company in the event that data or consumer information is compromised and/or misused, or from perceived or actual non-compliance with data protection, privacy or artificial intelligence requirements. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks. Further, any unauthorized release of personal information could harm our reputation, disrupt our business, cause us to expend significant resources and lead to a loss of consumer confidence resulting in an adverse impact on our business.

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

In addition, at September 2025, approximately 30 of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization, which expires in November 2026. Strikes, work stoppages, or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair distribution of our products or result in a loss of sales, which could adversely affect our business, financial position and results of operations. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

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

The Company operates in a highly regulated environment and conducts its business in accordance with the regulatory framework currently in place. We cannot predict how any changes to any of these governmental or regulatory frameworks, or changes in laws, regulations, administrative orders or the interpretation or application of such items, may impact our business. Any changes in the current regulatory environment may change, restrict, or discontinue which products the Company may sell.  Additionally, certain products we sell may require reformulation to meet new standards or comply with new regulations or administrative orders. As such, any related product recalls or product reformulations could result in additional record keeping costs, expanded documentation and tracking costs, and expanded or changed product labeling and/or scientific substantiation. Any such changes in our regulatory schemes could disrupt our supply chain and sales and have an adverse impact on our results of operations, business, cash flow, and financial condition.

RISK FACTORS RELATED TO OUR COMMON STOCK

●	The Company Has Few Shareholders of Record And, If this Number Remains below 300, as was the case as of September 30, 2025, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE American, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock remains below 300, as was the case as of September 30, 2025, our obligation to file reports under the Securities Exchange Act of 1934 could be suspended. While the Company currently has no intention to cease reporting, if we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE American. This would likely impact investors’ ability to trade in our common stock.

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

None.

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

The day-to-day management of the Company’s cybersecurity framework is managed by the Company’s information technology team while operational oversight of its design and function are managed by the Company’s management team including, but not limited to, its Chief Operating Officer (COO), Chief Financial Officer (CFO), Vice President Implementation and Launch, and Director of Information Technology, all of whom have substantial experience managing enterprise risk, including cybersecurity risks. Our management team is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with our incident response procedures.

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

While the Company believes it has adequate processes and technology in place to detect and respond to cybersecurity threats, the Company is continually at risk given an ever-changing cybersecurity landscape. Accordingly, the Company can provide no assurances that a future cyber-attack would not impact the Company's business in a material manner. At the effective date of this report filing, however, the Company is not aware of any current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For more information on risks related to the Company's information technology systems, including cybersecurity threats that may materially affect the Company's business, see the risk factors included under Item 1A of this Annual Report on Form 10-K (“We Rely Heavily on Information Technology Systems to Operate Our Business and Any Disruptions to or Data Breach of These Technology Systems or if These Systems were Made Unavailable for Use, May Have a Material Adverse Effect on Our Business”).

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s 14 distribution centers and 15 retail stores at September 2025 are set forth below:

Location	Square Feet
Distribution—CO, ID, IL, IN, MN, MO, ND, NE, SD, TN & WV	1,732,000
Retail—AR, FL, & OK	163,000
Total Square Footage	1,895,000

The Company leases certain distribution facilities, retail stores, offices, and certain equipment under operating leases. As further described in Note 7 to the Consolidated Financial Statements, certain of our distribution facilities in Quincy, Illinois,

Strafford, Missouri, Bismarck, North Dakota, Rapid City, South Dakota, Colorado City, Colorado, East Peoria, Illinois, Fairview Heights, Illinois and Boise, Idaho are owned by the Company and are included as collateral under AMCON’s credit facility (“the AMCON Facility”). Henry’s distribution center in Alexandria, Minnesota is owned by the Company and is included as collateral under Henry’s credit facility (“the Henry’s Facility”). Team Sledd’s principal office and warehouse in Wheeling, West Virginia are collateral against two separate notes payable and Team Sledd’s credit facility (the “Team Sledd Facility”). Management believes that its existing facilities are adequate for the Company’s current level of operations, however, larger facilities and/or additional cross-dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
Christopher H. Atayan	65	Chairman of the Board, Chief Executive Officer, Director
Andrew C. Plummer	51	President, Chief Operating Officer, Director
Charles J. Schmaderer	56	Vice President, Chief Financial Officer, Secretary

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE American under the trading symbol “DIT”. As of November 5, 2025, the closing price of our common stock on NYSE American was $116.54 and there were 650,709 common shares outstanding. As of that date, the Company had approximately 756 persons holding common shares beneficially of which approximately 130 are shareholders of record (including direct participants in the Depository Trust Company).

DIVIDEND POLICY

On a quarterly basis, the Company’s Board of Directors evaluates the potential declaration of dividend payments on the Company’s common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The AMCON Facility described in Note 7 of Part II, Item 8 provides that the Company may not pay dividends on its common shares in excess of $7.0 million on an annual basis in fiscal years 2025 and 2026, and $5.0 million on an annual basis thereafter. There is no limit on dividend payments provided that certain excess availability measurements have been maintained for the 30-day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a fixed charge coverage ratio of at least 1.0 to 1.0 as defined in the AMCON Facility agreement.

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of approximately $0.6 million, or $1.00 per common share, in each of fiscal 2025 and fiscal 2024, respectively.

During the fiscal years ended September 30, 2025 and September 30, 2024, the Company did not sell any unregistered securities. The Company issued unregistered securities to certain members of the Company’s management team in relation to the granting of restricted stock awards as described in Note 12 of Part II, Item 8. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

REPURCHASE OF COMPANY SHARES

During fiscal 2025, the Company repurchased a total of 9,853 shares of its common stock for cash totaling approximately $1.1 million. All repurchased shares were recorded in treasury stock at cost. The Company did not repurchase any shares of its common stock during fiscal 2024. At September 2025, 65,147 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors. In October 2025, the Board of Directors renewed the repurchase authorization for up to 75,000 shares of the Company’s common stock.

During the fourth quarter of fiscal 2025, the Company repurchased shares of its common stock for cash totaling approximately $1.1 million. The following table summarizes these repurchases made by or on behalf of the Company or certain affiliated purchasers of shares of our common stock for the quarterly period ended September 30, 2025:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
July 1 - 31, 2025	—	$-	—	75,000
August 1 - 31, 2025	9,853	115.00	9,853	65,147
September 1 - 30, 2025	—	-	—	65,147
Total	9,853	$115.00	9,853	65,147
*

In October 2025 and subsequent to the end of fiscal 2025, the Board of Directors authorized purchases of up to 75,000 shares of our Company’s common stock in open market or negotiated transactions. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including Critical Accounting Estimates and Cautionary Information included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve month periods ended September 2025 and September 2024. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

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

In response to this operating environment, the Company has undertaken a number of strategic initiatives including efforts to optimize its organizational structure, continued investments in higher margin growth categories such as foodservice, and the ongoing development of proprietary technology solutions which help differentiate the Company from its competitors. Additionally, the Company has expanded to targeted geographic regions to accommodate customer growth in those areas. This expanded footprint has also created new business development opportunities for the Company as it is now viewed as a viable alternative to other national distributors.

In this regard, during fiscal 2025, the Company acquired Davis-Jones, Inc. d/b/a Arrowrock Supply (“Arrowrock”), a wholesale distributor based in Boise, Idaho, and also opened a new distribution center in Colorado City, Colorado. AMCON now ranks as the third largest Convenience Distributor in the United States as measured by territory covered. We believe this new, expanded geographic footprint will provide an attractive platform for growth in the coming years.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2025 and 2024:

	Fiscal Years
	2025	2024
Sales	100.0%	100.0%
Cost of sales	93.3	93.3
Gross profit	6.7	6.7
Selling, general and administrative expenses	5.9	5.7
Depreciation and amortization	0.3	0.3
Operating income	0.5	0.7
Interest expense	0.4	0.4
Change in fair value of mandatorily redeemable non-controlling interest	0.0	0.0
Other (income), net	0.0	0.0
Income from operations before income taxes	0.1	0.3
Income tax expense	0.1	0.1
Net income available to common shareholders	0.0%	0.2%

The following table presents selected statement of operations data for fiscal years 2025 and 2024:

($ in millions)	2025	2024	Incr (Decr) (2)
CONSOLIDATED:
Sales (1)	$2,816.7	$2,711.0	$105.7
Cost of sales	2,628.5	2,528.6	99.9
Gross profit	188.2	182.4	5.8
Gross profit percentage	6.7%	6.7%

Operating expense	$175.7	$164.4	$11.3
Operating income	12.6	18.0	(5.4)
Interest expense	10.4	10.4	—
Change in fair value of mandatorily redeemable non-controlling interest	0.9	1.0	(0.1)
Income tax expense	1.0	3.1	(2.1)
Net income available to common shareholders	0.6	4.3	(3.7)

BUSINESS SEGMENTS:
Wholesale
Sales	$2,772.2	$2,668.5	$103.7
Gross profit	171.8	166.8	5.0
Gross profit percentage	6.2%	6.3%
Retail
Sales	$44.5	$42.5	$2.0
Gross profit	16.4	15.6	0.8
Gross profit percentage	36.9%	36.7%

(1)	Sales are reported net of costs associated with incentives provided to customers. These incentives totaled $43.2 million and $41.1 million in fiscal 2025 and fiscal 2024, respectively.
(2)	Calculated based on rounded numbers as presented in the table.

SALES

Changes in sales are primarily driven by:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states;
(ii)	changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from shifting consumer preferences or the fluctuation in the comparable number of business days in our reporting period; and
(iii)	acquisitions

SALES—Fiscal 2025 vs. Fiscal 2024

Sales in our Wholesale Segment increased $103.7 million during fiscal 2025 as compared to fiscal 2024. Significant items impacting sales during fiscal 2025 included a $120.8 million increase in comparative sales related to the combined acquisitions of Burklund and Richmond Master during Q3 2024, a $23.2 million increase in sales related to the Arrowrock acquisition during fiscal 2025, a $115.2 million increase in sales related to price increases implemented by cigarette manufacturers, and a $20.8 million increase in sales related to the volume and mix of products in our tobacco, confectionary, foodservice, and other categories (“Other Products”), partially offset by a $176.3 million decrease in sales related to the volume and mix of cigarette cartons sold.

Sales in our Retail Segment increased approximately $2.0 million in fiscal 2025 as compared to fiscal 2024. Of this change, approximately $3.1 million related to the combined impact of higher sales volumes in our existing stores and the opening of one new retail store. These increases were partially offset by a $1.1 million decrease related to the closure of three stores between the comparative periods.

GROSS PROFIT—Fiscal 2025 vs. Fiscal 2024

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

Gross profit in our Wholesale Segment increased $5.0 million during fiscal 2025 as compared to fiscal 2024. Significant items impacting gross profit during fiscal 2025 included an $6.8 million increase in comparative gross profit related to the combined acquisitions of Burklund and Richmond Master in Q3 2024, a $1.2 million increase in gross profit related to the Arrowrock acquisition during fiscal 2025, and a $1.6 million increase in gross profit related to the mix of volumes and promotions in our Other Products category, partially offset by a $3.6 million decrease in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods, and a $1.0 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment increased approximately $0.8 million in fiscal 2025 as compared to fiscal 2024. This change was primarily related to a $1.2 million increase in gross profit related to the combined impact of higher sales in our existing stores and the opening of one new retail store, partially offset by a $0.4 million decrease in gross profit related to the closure of three stores between the comparative periods.

OPERATING EXPENSE—Fiscal 2025 vs. Fiscal 2024

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

Our fiscal 2025 consolidated operating expenses increased $11.3 million as compared to fiscal 2024. Significant items impacting operating expenses during fiscal 2025 included a $6.5 million increase in operating expenses related to the combined acquisitions of Burklund and Richmond Master during Q3 2024, a $1.4 million increase related to the Arrowrock acquisition during fiscal 2025, a $2.3 million increase in health and other insurance costs, a $2.3 million increase in other Wholesale Segment operating costs, and a $0.8 million increase in operating expense costs in our Retail Segment. These increases were partially offset by a $1.5 million reduction in the Company’s contingent consideration liability and a $0.5 million reduction in employee compensation and benefit costs. The change in our Retail Segment’s operating costs was primarily related to the opening of one new retail store and higher costs in our existing stores, partially offset by the closure of three stores between the comparative periods.

INTEREST EXPENSE — Fiscal 2025 vs. Fiscal 2024

During fiscal 2025, interest expense was impacted by higher outstanding debt balances related to the acquisitions of Arrowrock in fiscal 2025 and Burklund and Richmond Master in fiscal 2024, substantially offset by lower interest rates in the current period.

INCOME TAX EXPENSE — Fiscal 2025 vs. Fiscal 2024

The change in the Company’s effective tax rate during fiscal 2025 as compared to fiscal 2024 was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and variances in the average effective state income tax rates between the comparative periods.

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

The Company primarily finances its operations through three credit facility agreements (a) a facility that is an obligation of AMCON Distributing Company (the “AMCON Facility”), (b) a facility that is an obligation of Team Sledd (“Team Sledd” and, the “Team Sledd Facility”) and (c) a facility that is the obligation of Henry’s (the “Henry’s Facility”) (collectively, the “Facilities”) and long-term debt agreements with banks. The Team Sledd Facility and the Henry’s Facility are non- recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company.

At September 2025, the Facilities have a total combined borrowing capacity of $305.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The AMCON Facility matures in June 2027, the Henry’s Facility matures in February 2028, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at September 2025 was $230.3 million, of which $126.8 million was outstanding, leaving $103.5 million available.

The average interest rate of the Facilities was 5.73% at September 2025. During fiscal 2025, the peak borrowings under the Facilities was $197.1 million, and the average borrowings and average availability under the Facilities was $159.4 million and $77.4 million, respectively.

Cross Default and Co-Terminus Provisions

The Team Sledd Facility and Team Sledd’s two notes payable contain cross default provisions. The Henry’s Facility and the Henry’s note payable also contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at September 2025. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the Facilities at September 2025.

Dividend Payments

The Company paid cash dividends of $0.6 million, or $1.00 per common share, in each of fiscal 2025 and fiscal 2024.

Other

The Company has issued letters of credit to its workers’ compensation insurance carriers as part of its self-insured loss control program totaling $3.1 million and $2.4 million as of September 2025 and September 2024, respectively.

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

The Company utilizes numerous critical accounting policies, estimates and assumptions in the preparation of the Consolidated Financial Statements, the most significant of which is set forth below.

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

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. The Company adopted ASU 2023-07 on September 30, 2025. The adoption of ASU 2023-07 did not have a material effect on the Company’s consolidated financial statements.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	the potential impact that ongoing or proposed increases or fluctuations in trade tariffs and/or changes to trade policies may have on raw materials or finished goods sourced from abroad which could result in higher prices for the products we sell while also decreasing consumer disposable income and demand,

●	risks associated with new tariffs or other macroeconomic considerations such as changes to government programs or funds which may impact discretionary consumer spending, operating costs, and overall business risk, particularly as it relates to product and equipment costs, wages, fuel, interest, food ingredient and commodity prices, customer credit risk, and ultimately our ability to absorb the impact of these items or pass them on where possible,

●	risks associated with continued weakness in retail level demand within the convenience store industry including declining demand for cigarette products,

●	risks associated with workforce availability and/or wage pressures which may be impacted by economic conditions, changes in governmental policies, or other changes in the operating environment which may impact our labor force,

●	risks associated with all forms of insurance renewals and the risk that the Company may not be able to renew various insurance with adequate levels of coverage, at favorable rates, or obtain insurance at all based upon market conditions within the insurance industry and/or because of the industry in which the Company operates,

●	risks associated with unrest in certain global regions which could further disrupt world supply chains, manufacturing centers, and shipping routes, impacting commodity/product availability and/or cost, as well as consumer demand trends,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability, and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	regulations, potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed and pending regulations and/or product approvals/authorizations related to the manufacturing, distribution and sale of certain menthol, vaping, and flavored tobacco products, including proposed rules which would limit nicotine levels in certain cigarette and tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with macroeconomic, black swan, or other similar events (e.g., stock market crashes, global unrest, supply chain disruptions, pandemics, etc.) that may impact the Company’s sales volumes and/or cost structure and for which the Company has limited ability within its business model to offset the related financial impact,

●	risks associated with the acquisition of businesses or assets, capital asset expenditure projects by either of our business segments such the development of new facilities/locations or upgrades to distribution centers or retail stores, including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, customer turnover and retention risks, and risks related to the assumption of certain liabilities or obligations,
●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new, or closing unprofitable, retail stores,

●	risks to our brick and mortar retail business and potentially to our wholesale distribution business if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources and/or our access to credit to adequately fund our operations,

●	domestic regulatory and legislative risks,

●	adverse weather including the impact of climate change and/or other sudden and unanticipated changes in weather conditions that may materially impact our operations temporarily (e.g., wildfires, floods, wind storms, tornadoes, extreme temperature changes, ice storms, blizzards, or other violent storms),

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries,

●	risks associated with labor disputes (strikes), natural disasters, domestic/political unrest and incidents of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AMCON Distributing Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and its subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As reported on the consolidated statements of operations, the Company reported sales of approximately $2.8 billion for the year ended September 30, 2025. Also as disclosed in Note 1 to the consolidated financial statements, the Company recognizes revenues when the performance obligation is satisfied, which is the point where control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

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

Omaha, Nebraska

November 7, 2025

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2025	2024
ASSETS
Current assets:
Cash	$744,613	$672,788
Accounts receivable, less allowance for credit losses of $2.4 million at September 2025 and $2.3 million at September 2024	73,192,069	70,653,907
Inventories, net	153,276,545	144,254,843
Income taxes receivable	140,986	718,645
Prepaid expenses and other current assets	12,150,645	12,765,088
Total current assets	239,504,858	229,065,271

Property and equipment, net	107,844,655	106,049,061
Operating lease right-of-use assets, net	30,488,841	25,514,731
Goodwill	5,778,325	5,778,325
Other intangible assets, net	4,240,359	4,747,234
Other assets	3,231,488	2,952,688
Total assets	$391,088,526	$374,107,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,532,355	$54,498,225
Accrued expenses	15,459,406	15,802,727
Accrued wages, salaries and bonuses	6,745,698	8,989,355
Current operating lease liabilities	7,862,117	7,036,751
Current maturities of long-term debt	5,471,310	5,202,443
Current mandatorily redeemable non-controlling interest	7,020,895	1,703,604
Total current liabilities	112,091,781	93,233,105

Credit facilities	126,804,775	121,272,004
Deferred income tax liability, net	4,048,070	4,374,316
Long-term operating lease liabilities	22,845,456	18,770,001
Long-term debt, less current maturities	11,033,949	16,562,908
Mandatorily redeemable non-controlling interest, less current portion	—	6,507,896
Other long-term liabilities	1,193,081	1,657,295

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 635,609 shares outstanding at September 2025 and 630,362 shares outstanding at September 2024	9,799	9,648
Additional paid-in capital	36,991,031	34,439,735
Retained earnings	108,475,842	108,552,565
Treasury stock at cost	(32,405,258)	(31,272,163)
Total shareholders’ equity	113,071,414	111,729,785
Total liabilities and shareholders’ equity	$391,088,526	$374,107,310

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2025	2024
Sales (including excise taxes of $561.9 million and $569.5 million, respectively)	$2,816,688,287	$2,710,981,108
Cost of sales	2,628,458,039	2,528,626,652
Gross profit	188,230,248	182,354,456
Selling, general and administrative expenses	165,839,583	154,878,763
Depreciation and amortization	9,835,200	9,495,179
	175,674,783	164,373,942
Operating income	12,555,465	17,980,514

Other expense (income):
Interest expense	10,443,571	10,413,228
Change in fair value of mandatorily redeemable non-controlling interest	877,409	1,040,968
Other (income), net	(329,254)	(936,171)
	10,991,726	10,518,025
Income from operations before income taxes	1,563,739	7,462,489
Income tax expense	995,000	3,126,000
Net income available to common shareholders	$568,739	$4,336,489

Basic earnings per share available to common shareholders	$0.93	$7.24
Diluted earnings per share available to common shareholders	$0.92	$7.15

Basic weighted average shares outstanding	613,188	599,020
Diluted weighted average shares outstanding	616,486	606,782

Dividends paid per common share	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2023	943,272	$9,431	(334,583)	$(31,272,163)	$30,585,388	$104,846,438	$104,169,094
Dividends on common stock, $1.00 per share	—	—	—	—	—	(630,362)	(630,362)
Compensation expense and issuance of stock in connection with equity-based awards	21,673	217	—	—	3,854,347	—	3,854,564
Net income available to common shareholders	—	—	—	—	—	4,336,489	4,336,489
Balance, September 30, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$34,439,735	$108,552,565	$111,729,785
Dividends on common stock, $1.00 per share	—	—	—	—	—	(645,462)	(645,462)
Compensation expense and issuance of stock in connection with equity-based awards	15,100	151	—	—	2,551,296	—	2,551,447
Repurchase of common stock	—	—	(9,853)	(1,133,095)	—	—	(1,133,095)
Net income available to common shareholders	—	—	—	—	—	568,739	568,739
Balance, September 30, 2025	980,045	$9,799	(344,436)	$(32,405,258)	$36,991,031	$108,475,842	$113,071,414

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September	September
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$568,739	$4,336,489
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	9,328,325	8,957,478
Amortization	506,875	537,701
(Gain) loss on sales of property and equipment	(90,237)	(177,467)
Equity-based compensation	2,551,447	2,489,781
Deferred income taxes	(326,246)	(543,644)
Provision for credit losses	53,549	(64,705)
Inventory allowance	(320,305)	62,349
Change in fair value of contingent consideration	(1,453,452)	(124,992)
Change in fair value of mandatorily redeemable non-controlling interest	877,409	1,040,968
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	(2,579,336)	5,900,380
Inventories	(5,703,098)	29,003,285
Prepaid and other current assets	616,232	2,227,044
Other assets	(278,800)	(38,193)
Accounts payable	16,009,694	11,397,485
Accrued expenses and accrued wages, salaries and bonuses	(1,949,997)	1,221,322
Other long-term liabilities	278,968	511,231
Income taxes payable and receivable	577,659	1,135,839
Net cash flows from (used in) operating activities	18,667,426	67,872,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,003,396)	(20,429,805)
Proceeds from sales of property and equipment	113,214	416,546
Acquisition of Arrowrock Supply (See Note 2)	(6,131,527)	—
Acquisition of Burklund (See Note 2)	—	(15,464,397)
Acquisition of Richmond Master (See Note 2)	—	(6,631,039)
Net cash flows from (used in) investing activities	(15,021,709)	(42,108,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	2,588,656,781	2,517,192,464
Repayments under revolving credit facilities	(2,583,124,010)	(2,536,358,449)
Principal payments on long-term debt	(5,260,092)	(3,765,153)
Repurchase of common stock	(1,133,095)	—
Dividends on common stock	(645,462)	(630,362)
Redemption and distributions to non-controlling interest	(2,068,014)	(2,320,299)
Net cash flows from (used in) financing activities	(3,573,892)	(25,881,799)
Net change in cash	71,825	(118,143)
Cash, beginning of period	672,788	790,931
Cash, end of period	$744,613	$672,788

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$10,522,689	$9,985,313
Cash paid during the period for income taxes, net of refunds	724,088	2,520,127

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$41,384	$1,016,948
Purchase of property financed with promissory note	—	8,000,000
Portion of Burklund acquisition financed with promissory note	—	3,900,000
Portion of Burklund acquisition financed with contingent consideration	—	1,578,444
Issuance of common stock in connection with the vesting of equity-based awards	—	1,296,372

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:

AMCON Distributing Company and Subsidiaries (“AMCON” or “the Company”) serves customers in 34 states and is primarily engaged in the wholesale distribution of consumer products in the Central, Rocky Mountain, Great Lakes, Mid-South and Mid-Atlantic regions of the United States.

AMCON’s wholesale distribution business which includes our Team Sledd, LLC (“Team Sledd”) and Henry’s Foods, Inc. (“Henry’s) subsidiaries (“Wholesale Segment”), operates 14 distribution centers that sell over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, tobacco shops and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON, through its Healthy Edge Inc. subsidiary, operates 15 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market (“Retail Segment”). These stores carry natural supplements, organic and natural groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 61% and 62% of the Company’s consolidated revenue during fiscal 2025 and fiscal 2024, respectively, and 17% and 18% of the Company’s consolidated gross profit during fiscal 2025 and fiscal 2024, respectively.

(b) Accounting Period:

The Company’s fiscal year ends on September 30th, and the fiscal years ended September 30, 2025 and September 30, 2024 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries and its non-wholly-owned equity investment in Team Sledd. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at September 2025 and September 2024 totaled approximately $2.5 million and $3.9 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facilities (see Note 7). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:

Accounts receivable primarily consists of customer trade receivables arising in the ordinary course of business and other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. These receivables are recorded net of an allowance for expected credit losses. The Company evaluates the expected uncollectibility of accounts receivable based on a combination of factors, including but not limited to, past collection history, customer credit terms, industry, regulatory and economic conditions, and any customer specific risks, including credit concentration risks. The Company determines the past due status of trade receivables based on our payment terms with each customer. If the Company becomes aware of a specific customer’s inability to meet its financial obligations, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company may record a specific reserve for expected credit losses to reduce the related receivable to the amount it reasonably believes is collectible. Account balances are charged off against the allowance for credit losses when collection efforts have been exhausted and the account receivable is deemed worthless. Any subsequent recoveries of charged off account balances are recorded as income in the period received. As of September 2025 and September 2024, receivables from transactions with customers, less allowance for expected credit losses were $70.4 million and $68.1 million, respectively.

(f) Inventories:

At September 2025 and September 2024, inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million and $1.2 million at September 2025 and September 2024, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2025	September 2024
Prepaid expenses	$5.8	$5.5
Prepaid inventory	6.4	7.3
	$12.2	$12.8

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

The Company reviews property and equipment for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the asset group are estimated over the asset’s useful life of the primary asset and based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the asset group may not be recoverable, the potential impairment is determined based on the amount by which the carrying value of the asset group exceeds the fair value of the asset group.  There was no impairment of any property and equipment during either fiscal 2025 or fiscal 2024.

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

(m) Insurance:

The Company’s insurance for employee-related health care benefits, workers’ compensation, and general liability is provided through high-deductible or self-insured programs. The Company accrues for employee-related health care costs utilizing a claims reserve methodology and prepays insurance carriers for all workers’ compensation and general liability coverage as part of its insurance program. The Company accrues for employee-related health care claims based upon a reserve analysis for claims incurred, but not reported, utilizing the Company’s historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period. The Company has issued letters of credit to insurance carriers as part of its loss control program totaling $3.1 million and $2.4 million as of September 2025 and September 2024, respectively.

(n) Income Taxes:

The Company uses the asset and liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when we do not consider it more likely than not that some portion or all of the deferred tax assets will be realized. During the fourth quarter of fiscal 2025, the One Big Beautiful Bill Act was signed into law. The Company is evaluating any impacts the legislation may have on its consolidated financial statements.

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

(y) Accounting Pronouncements:

Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. The Company adopted ASU 2023-07 in September 2025. The adoption of ASU 2023-07 did not have a material effect on the Company’s consolidated financial statements.

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

Arrowrock Supply

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

The Company paid cash consideration for the acquired assets and their related values as of the acquisition date, measured in accordance with ASC 805. No value was assigned to any identifiable intangible assets or goodwill in conjunction with the acquisition. Arrowrock is reported as part of the Company’s Wholesale Segment.

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

The following table sets forth the supplemental financial data for Arrowrock from the acquisition date through September 2025, which is included in the Company’s consolidated results for fiscal 2025.

Revenue	$23,169,923
Net loss available to common shareholders	$(119,609)

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

For the Burklund and Richmond Master transactions described above, the Company paid consideration in the forms of cash, debt and contingent consideration for the net acquired assets and their related values as of the respective acquisition dates, measured in accordance with ASC 805. In valuing any potential identifiable intangible assets, the Company estimated the fair value using a discounted cash flows methodology with the assistance of an independent valuation advisor. Inputs and projections used to measure the fair value as of the acquisition dates included, but were not limited to, sales growth, gross profit estimates, economic and industry conditions, working capital requirements and various other operational considerations. As a result of the valuation process, no value was assigned to any identifiable intangible assets and no value was assigned to goodwill in either transaction. Burklund and Richmond Master will both be reported as part of the Company’s Wholesale Segment.

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

The following table sets forth the supplemental financial data for Burklund and Richmond Master from the respective acquisition dates through September 2024, which are included in the Company’s consolidated results for fiscal 2024.

		Richmond
	Burklund	Master	Total
Revenue	$73,396,615	$25,194,245	$98,590,860
Net income (loss) available to common shareholders	$(496)	$61,544	$61,048

The following table presents unaudited supplemental pro forma financial information assuming the Company acquired Arrowrock, Burklund and Richmond Master on October 1, 2023, in addition to holding a 92% interest in Team Sledd on October 1, 2023. These pro forma amounts do not purport to be indicative of the actual results that would have been obtained had the acquisitions occurred at that time.

	For the year ended September 2025	For the year ended September 2024
Revenue	$2,825,386,529	$2,810,859,400
Net income available to common shareholders	$880,645	$4,567,482

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

	For Fiscal Years
	2025	2024
	Basic	Basic
Weighted average number of common shares outstanding	613,188	599,020
Net income available to common shareholders	$568,739	$4,336,489
Net earnings per share available to common shareholders	$0.93	$7.24

	For Fiscal Years
	2025	2024
	Diluted	Diluted
Weighted average number of common shares outstanding	613,188	599,020
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	3,298	7,762
Weighted average number of shares outstanding	616,486	606,782
Net income available to common shareholders	$568,739	$4,336,489
Net earnings per share available to common shareholders	$0.92	$7.15

(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2025 and September 2024 consisted of the following:

	2025	2024
Land and improvements	$7,180,684	$5,619,034
Buildings and improvements	86,350,389	67,813,750
Warehouse equipment	34,330,266	25,509,993
Furniture, fixtures and leasehold improvements	21,820,077	19,970,335
Vehicles	14,757,020	14,040,286
Construction in progress	109,110	20,905,740
	164,547,546	153,859,138
Less accumulated depreciation:	(56,702,891)	(47,810,077)
Property and equipment, net	$107,844,655	$106,049,061

During fiscal 2025 and fiscal 2024, respectively, the Company capitalized approximately $0.7 million and $0.9 million of interest on funds borrowed to finance certain capital expenditures. Capitalized interest is recorded as part of an asset’s cost and will be depreciated over the asset’s useful life.

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

Leases consist of the following:

Assets	Classification	September 2025	September 2024
Operating	Operating lease right-of-use assets	$30,488,841	$25,514,731

Liabilities
Current:
Operating	Operating lease liabilities	$7,862,117	$7,036,751
Non-current:
Operating	Long-term operating lease liabilities	22,845,456	18,770,001
Total lease liabilities		$30,707,573	$25,806,752

The components of lease costs were as follows:

	Fiscal Year 2025	Fiscal Year 2024
Operating lease cost	$9,493,725	$8,012,939
Short-term lease cost	291,364	372,387
Variable lease cost	506,136	602,246
Net lease cost	$10,291,225	$8,987,572

Maturities of lease liabilities as of September 2025 were as follows:

Operating Leases
2026	$9,547,144
2027	7,932,452
2028	5,963,177
2029	4,011,003
2030	3,306,970
2031 and thereafter	5,233,299
Total lease payments	35,994,045
Less: interest	(5,286,472)
Present value of lease liabilities	$30,707,573

Weighted-average remaining lease term and weighted-average discount rate information regarding the Company’s leases were as follows:

Lease Term	September 2025	September 2024
Weighted-average remaining lease term (years):
Operating	5.1	5.0
Discount Rate
Weighted-average discount rate:
Operating	6.34%	5.91%

Other information regarding the Company’s leases were as follows:

	Fiscal Year 2025	Fiscal Year 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$9,532,953	$7,997,795
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$11,020,596	$8,547,877

6. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill at September 2025 and September 2024 was as follows:

	September	September
	2025	2024
Wholesale Segment	$5,778,325	$5,778,325

Other intangible assets at September 2025 and September 2024 consisted of the following:

	September	September
	2025	2024
Customer lists (Wholesale Segment) (less accumulated amortization of $0.7 million at September 2025 and $0.5 million at September 2024)	$2,766,216	$2,996,348
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.3 million at September 2025 and $0.2 million at September 2024)	44,333	106,505
Tradename (Wholesale Segment) (less accumulated amortization of $0.6 million at September 2025 and $0.4 million at September 2024)	929,810	1,144,381
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$4,240,359	$4,747,234

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represents amounts allocated to its wholesale reporting unit which totaled approximately $5.8 million at both September 2025 and September 2024. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2025 and September 2024.

At September 2025, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was $0.5 million during both fiscal 2025 and fiscal 2024, respectively.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at September 2025:

September
2025
Fiscal 2026	$463,703
Fiscal 2027	463,703
Fiscal 2028	451,037
Fiscal 2029	444,703
Fiscal 2030	301,656
Fiscal 2031 and thereafter	1,615,557
$3,740,359

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

At September 2025, the Facilities had a total combined borrowing capacity of $305.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The AMCON Facility matures in June 2027, the Henry’s Facility matures in February 2028, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at September 2025 was $230.3 million, of which $126.8 million was outstanding, leaving $103.5 million available.

The average interest rate of the Facilities was 5.73% at September 2025. During fiscal 2025, the peak borrowings under the Facilities was $197.1 million, and the average borrowings and average availability under the Facilities was $159.4 million and $77.4 million, respectively.

LONG-TERM DEBT

In addition to the Facilities, the Company also had the following long-term obligations at September 2025 and September 2024.

	2025	2024
Note payable, interest payable at a fixed rate of 4.10% with monthly installments of principal and interest of $53,361 through June 2033 with remaining principal due July 2033, collateralized by Team Sledd's principal office and warehouse	$4,284,620	$4,739,192
Note payable, interest payable at a fixed rate of 3.25% with monthly installments of principal and interest of $17,016 through August 2034 with remaining principal due September 2034, collateralized by Team Sledd's principal office and warehouse	1,596,790	1,746,606
Note payable, interest payable at a fixed rate of 6.04% with monthly installments of principal and interest of $127,542 through February 2028, collateralized by certain of Henry's equipment	3,433,306	4,793,228
Unsecured note payable, interest payable at a fixed rate of 5.50% with quarterly installments of principal and interest of $727,741 through February 2027	4,163,784	6,756,024
Unsecured note payable, interest payable at a fixed rate of 5.75% with quarterly installments of principal and interest of $225,761 through April 2029	3,026,759	3,730,301
	16,505,259	21,765,351
Less current maturities	(5,471,310)	(5,202,443)
	$11,033,949	$16,562,908

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2026	$5,471,310
2027	4,312,703
2028	2,142,290
2029	1,364,320
2030	734,050
2031 and thereafter	2,480,586
$16,505,259

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at September 2025.

Cross Default and Co-Terminus Provisions

The Team Sledd Facility and Team Sledd’s two notes payable contain cross default provisions. The Henry’s Facility and the Henry’s note payable also contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at September 2025. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at September 2025.

Other

The Company has issued letters of credit to its workers’ compensation insurance carriers as part of its self-insured loss control program totaling $3.1 million and $2.4 million as of September 2025 and September 2024, respectively.

8. INCOME TAXES:

The components of income tax expense from operations for fiscal 2025 and fiscal 2024 consisted of the following:

	2025	2024
Current: Federal	$882,596	$2,998,194
Current: State	438,650	671,450
	1,321,246	3,669,644
Deferred: Federal	(277,146)	(461,826)
Deferred: State	(49,100)	(81,818)
	(326,246)	(543,644)
Income tax expense	$995,000	$3,126,000

The difference between the Company’s income tax expense in the accompanying consolidated financial statements and the amount that would be calculated using the statutory income tax rate of 21% for both fiscal 2025 and fiscal 2024 on income from operations before income taxes is as follows:

	2025	2024
Tax at statutory rate	$328,385	$1,567,122
Nondeductible business expenses	517,964	1,162,221
State income taxes, net of federal tax benefit	244,827	472,853
Tax attributable to non-controlling interest	(103,536)	(203,757)
Other	7,360	127,561
	$995,000	$3,126,000

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to net deferred tax assets (liabilities) at September 2025 and September 2024 relates to the following:

	2025	2024
Deferred tax assets:
Allowance for expected credit losses	$280,444	$252,263
Accrued expenses	119,210	—
Inventory	545,404	559,277
Other	573,704	838,158
Interest expense limitation	3,240,394	1,667,806
Net operating loss carry forwards - state	697,013	697,013
Total gross deferred tax assets	5,456,169	4,014,517
Less: Valuation allowance	(697,013)	(697,013)
Total net deferred tax assets	4,759,156	3,317,504
Deferred tax liabilities:
Trade discounts	553,894	554,066
Operating lease, right-of-use assets	99,457	99,488
Property and equipment	7,068,176	5,834,321
Goodwill	921,799	921,799
Accrued expenses	—	117,878
Intangible assets	163,900	164,268
Total deferred tax liabilities	8,807,226	7,691,820
Total net deferred income tax liability	$4,048,070	$4,374,316

The Company had a valuation allowance of approximately $0.7 million at both September 2025 and September 2024, against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties during fiscal 2025 or fiscal 2024, and the Company does not anticipate any such items during the next twelve months. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2022 and forward remain open under U.S. and state statutes. During the fourth quarter of fiscal 2025, the One Big Beautiful Bill Act was signed into law. The Company is evaluating any impacts the legislation may have on its consolidated financial statements.

9. FAIR VALUE DISCLOSURES

Mandatorily Redeemable Non-Controlling Interest

MRNCI recorded on the Company’s consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. During April 2025, Team Sledd redeemed certain membership interests from its non-controlling interest, which increased the Company’s ownership interest to approximately 92% as of September 2025. The Company owned approximately 76% of Team Sledd as of September 2024. The Company has elected to present the MRNCI liability at fair value under ASC 825 as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at both September 2025 and September 2024 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. At September 2025 and September 2024, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.3 million and $0.7 million, respectively. The following table presents changes in the fair value of the MRNCI during each of fiscal years 2025 and 2024:

	For the Year Ended September 30,
	2025	2024
Fair value, beginning of period	$8,211,500	$9,490,831
Redemption of non-controlling interests	(1,812,558)	(1,812,558)
Distributions to non-controlling interest	(255,456)	(507,741)
Change in fair value	877,409	1,040,968
Fair value, end of period	$7,020,895	$8,211,500

Contingent Consideration

As described in Note 2, a portion of the consideration exchanged in the acquisition of Burklund was in the form of contingent consideration of up to $3.0 million in cash payable in two installments on the one-year and two-year anniversaries of the acquisition date based on the achievement of certain sales thresholds. In accordance with ASC 805, the Company recorded this contingent consideration at fair value as of the acquisition date and re-measures the liability at each reporting period. The Company calculates the estimated fair value of the contingent consideration based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the contingent consideration in selling, general and administrative expenses in the consolidated statements of operations. The short-term and long-term portions of any contingent consideration payable are recorded in accrued expenses and other long-term liabilities, respectively, in the Company’s consolidated balance sheets. The contingent consideration liability is classified as Level 3 because of the Company’s reliance on unobservable assumptions.

At each reporting date, the Company reviews certain inputs, including sales thresholds and an appropriate discount rate, based on management’s knowledge and assumptions of certain events. In Q1 2025, the Company determined that due to current sales trends including customer turnover, the achievement of the sales thresholds required to meet the minimum payout of any contingent consideration was not probable. As such, the Company adjusted the fair value of its contingent consideration liability and recognized operating income of approximately $1.5 million in Q1 2025, which was recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations. At September 2025, the Company reaffirmed that the achievement of the sales thresholds required to meet the minimum payout of any contingent consideration was not probable.

At September 2024, the difference between the estimated amount due under the contingent consideration arrangement and the fair value was approximately $0.2 million.

The following table presents changes in the fair value of the contingent consideration during each of fiscal years 2025 and 2024:

	For the Year Ended September 30,
	2025	2024
Fair value of contingent consideration at beginning of period	$1,453,452	$—
Fair value of contingent consideration at acquisition	—	1,578,444
Change in fair value	(1,453,452)	(124,992)
Fair value of contingent consideration at end of period	$—	$1,453,452
Less current portion at fair value	—	(710,270)
	$—	$743,182

10. PROFIT SHARING PLANS:

The Company sponsors two profit sharing plans (i.e., section 401(k) plans) covering substantially all employees. One plan (“the AMCON Plan”) covers the employees not employed by Team Sledd. The other plan (the “Team Sledd Plan” and together with the AMCON Plan, “the Plans”) covers the employees of Team Sledd. The Plans allow employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. Under the AMCON Plan, the Company matches 100% of the first 2% contributed and 50% of the next 4% contributed for a maximum match of 4% of employee compensation. Under the Team Sledd Plan, the Company matches 100% of employee contributions up to 5%. The Company made matching contributions (net of employee forfeitures) to the Plans of approximately $2.1 million in fiscal 2025 and $2.0 million in fiscal 2024.

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

The Company’s liabilities for unpaid and incurred, but not reported claims, for health insurance, workers’ compensation, and general liability was $1.4 million at September 2025 and $1.5 million at September 2024. These amounts are included in accrued expenses in the accompanying consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self-insured liabilities reserve is set forth below (in millions):

	2025	2024
Beginning balance	$1.5	$2.2
Charged to expense	14.3	11.8
Payments	(14.4)	(12.5)
Ending balance	$1.4	$1.5

12. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plans

The Company has two equity-based incentive plans, the 2018 Omnibus Incentive Plan and the 2022 Omnibus Incentive Plan (collectively the “Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan is designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 120,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2025, awards with respect to a total of 83,307 shares, net of forfeitures, have been awarded pursuant to the Omnibus Plans, and awards with respect to another 36,693 shares may be awarded under the Omnibus Plans.

Restricted Stock Awards

At September 2025, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Awards (1)	Restricted Stock Awards (2)	Restricted Stock Awards (3)
Date of award:	October 2022	October 2023	October 2024
Original number of awards issued:	15,100	15,100	15,100
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date:	$2,824,000	$2,762,000	2,069,000
Non-vested awards outstanding at September 2025:	5,034	10,067	15,100
Fair value of non-vested awards at September 2025 of approximately:	$573,000	$1,145,000	1,718,000
(1)	10,066 of the restricted stock awards were vested as of September 2025. The remaining 5,034 restricted stock awards will vest in October 2025.
(2)	5,033 of the restricted stock awards were vested as of September 2025. 5,033 restricted stock awards will vest in October 2025 and 5,034 will vest in October 2026.
(3)	The 15,100 restricted stock awards will vest in equal amounts in October 2025, October 2026 and October 2027.

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

The following summarizes restricted stock award activity under the Omnibus Plans during fiscal 2025:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock awards at September 2024	30,201	$144.95
Granted	15,100	137.00
Vested	(15,100)	135.33
Expired	—	—
Nonvested restricted stock awards at September 2025	30,201	$113.76

Income from operations before income taxes included compensation expense related to the amortization of the Company’s restricted stock awards of approximately $2.6 million during fiscal 2025 and $2.6 million during fiscal 2024. The tax benefit related to this compensation expense was approximately $0.7 million in fiscal 2025 and $0.7 million in fiscal 2024. At September 2025, total unamortized compensation expense related to restricted stock awards was approximately $2.3 million. This unamortized compensation expense is expected to be amortized over approximately the next 16 months.

13. BUSINESS SEGMENTS:

The Company has two reportable business segments: the wholesale distribution of consumer products (the Wholesale Segment), and the retail sale of health and natural food products (the Retail Segment). The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who utilizes operating income (loss) to evaluate the Company’s business operations and allocate the Company’s resources to these business segments, which are aggregated based on a range of considerations including but not limited to the characteristics of each business, similarities in the nature and type of products sold, customer classes, methods used to sell the products and economic profiles. Included in the “Other” column are intercompany eliminations and assets held and charges incurred and income earned by our holding company.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2025:
External revenue:
Cigarettes	$1,713,451,582	$—	$—	$1,713,451,582
Tobacco	540,788,438	—	—	540,788,438
Confectionery	187,172,757	—	—	187,172,757
Health food	—	44,498,147	—	44,498,147
Foodservice & other	330,777,363	—	—	330,777,363
Total external revenue	2,772,190,140	44,498,147	—	2,816,688,287
Cost of sales	2,600,373,554	28,084,485	—	2,628,458,039
Selling, general and administrative expenses	140,037,148	15,274,745	10,527,690	165,839,583
Depreciation	8,312,011	1,016,314	—	9,328,325
Amortization	506,875	—	—	506,875
Operating income (loss)	22,960,552	122,603	(10,527,690)	12,555,465
Interest expense	—	—	10,443,571	10,443,571
Income (loss) from operations before taxes	22,323,779	211,221	(20,971,261)	1,563,739
Total assets	373,358,117	16,822,730	907,679	391,088,526
Capital expenditures	7,438,747	589,085	—	8,027,832

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2024:
External revenue:
Cigarettes	$1,669,390,346	$—	$—	$1,669,390,346
Tobacco	499,869,540	—	—	499,869,540
Confectionery	174,952,982	—	—	174,952,982
Health food	—	42,494,231	—	42,494,231
Foodservice & other	324,274,009	—	—	324,274,009
Total external revenue	2,668,486,877	42,494,231	—	2,710,981,108
Cost of sales	2,501,750,012	26,876,640	—	2,528,626,652
Selling, general and administrative expenses	126,960,820	14,530,547	13,387,396	154,878,763
Depreciation	7,983,266	974,212	—	8,957,478
Amortization	537,701	—	—	537,701
Operating income (loss)	31,255,079	112,831	(13,387,396)	17,980,514
Interest expense	—	—	10,413,228	10,413,228
Income (loss) from operations before taxes	30,685,132	745,893	(23,968,536)	7,462,489
Total assets	356,187,395	16,713,578	1,206,337	374,107,310
Capital expenditures (1)	26,573,247	1,857,972	—	28,431,219

(1) Includes $10.0 million purchase of a distribution facility in Colorado City, Colorado.

14. TREASURY STOCK:

The Company repurchased a total of 9,853 shares of its common stock during fiscal 2025 for cash totaling approximately $1.1 million. The Company did not repurchase any shares of its common stock during fiscal 2024. All repurchased shares were recorded in treasury stock at cost.

15. SUBSEQUENT EVENTS:

On October 28, 2025, the Compensation Committee of the Company’s Board of Directors awarded 15,100 shares of restricted stock to members of the Company’s executive management team, which are subject to a three-year graded vesting schedule.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 17, 2025, the Company completed its acquisition of Arrowrock. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded Arrowrock from the assessment of the effectiveness of internal control over financial reporting as of September 30, 2025. Arrowrock accounted for $6.1 million of our consolidated total assets and $23.2 million of our consolidated sales as of and for the fiscal year ended September 30, 2025, respectively. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025, includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Arrowrock that are included in internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified  or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the December 2025 Annual Meeting of Shareholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Delinquent Section 16(a) Reports”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

The information appearing under the caption “Executive Officers of the Registrant” in Part I of this report also is incorporated herein by reference. Our Board of Directors has adopted a code of ethical conduct (“Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial officer. This Code of Ethics is available without charge to any person who requests it by writing to our corporate secretary. Any substantive amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer or principal financial officer will be disclosed on our internet website and, if required by rules of the SEC or NYSE American, in the reports we file with the SEC. The Company has also adopted an Insider Trading Policy designed to promote compliance with insider trading laws, which was filed with the SEC as Exhibit 19.1 of the Company’s Form 10-K on November 8, 2024. Both the Code of Ethics and the Insider Trading Policy are available on our internet website (www.amcon.com) by clicking on “Investor Relations” then “Corporate Governance Documents”.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Registrant’s Proxy Statement will contain under the captions “Ownership of Our Common Stock by Our Directors and Executive Officers and Other Principal Stockholders”, “Grant Practices Specific to Stock Options”, and “Executive Compensation and Related Matters—Equity Compensation Plan Information” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

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

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 of AMCON’s Annual Report on Form 10-K filed on November 8, 2024)
10.1

Second Amended and Restated Loan and Security Agreement, date April 18, 2011, between AMCON Distributing Company and Bank of America, as agent (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 19, 2011)

10.2

Consent and First Amendment to Second Amended and Restated Credit Agreement dated May 27, 2011, between AMCON Distributing Company and Bank of America, (incorporated by reference to Exhibit 10.2 of AMCON’s Current Report on Form 8-K filed on May 31, 2011)

10.3

Second Amendment to Second Amended and Restated Loan and Security Agreement, dated July 16, 2013, between AMCON Distributing Company and Bank of America, (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2013)

10.4

Third Amendment to Second Amended and Restated Loan and Security Agreement, dated November 6, 2017, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.16 of AMCON’s Annual Report on Form 10-K filed on November 8, 2017)

10.5

Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 20, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on March 24, 2020)

10.6

Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 22, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on January 19, 2021)

10.7

Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 21, 2021, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)

10.8

Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated June 30, 2022, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on July 6, 2022)

10.9

Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated February 2, 2023, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.10

Consent, Joinder and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated February 9, 2024 between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2024)

10.11

Consent, Joinder and Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated April 5, 2024 between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2024)

10.12

Consent, Joinder and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement, dated January 17, 2025 between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2025)

10.13

Twelfth Amendment to Second Amended and Restated Loan and Security Agreement, dated April 4, 2025 between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2025)

10.14	LIBOR Transition Amendment, dated June 30, 2022 (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)
10.15

Credit Agreement dated March 27, 2020 between Team Sledd, LLC and First National Bank of Pennsylvania, as agent (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.16

First Amendment to Credit Agreement dated April 9, 2021 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.17

Second Amendment to Credit Agreement dated October 4, 2021 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.5 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.18

Third Amendment to Credit Agreement dated October 3, 2022 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.13 of AMCON’s Annual Report on Form 10-K filed on November 23, 2022)

10.19

Fourth Amendment to Credit Agreement dated April 27, 2023 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2023)

10.20

Fifth Amendment to Credit Agreement, dated December 23, 2024, between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on January 21, 2025)

10.21	Asset Purchase Agreement dated December 7, 2022 (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2023)
10.22

Loan and Security Agreement, dated February 3, 2023 between LOL Foods, Inc., HF Real Estate LLC and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.23

First Amendment to Loan and Security Agreement, dated October 24, 2024, between LOL Foods, Inc., HF Real Estate LLC and BMO BANK N.A. (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 21, 2025)

10.24

Master Loan and Security Agreement, dated February 1, 2023 between LOL Foods, Inc. and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.25

Asset Purchase Agreement, dated March 11, 2024, between AMCON Distributing Company and Burklund Distributors, Inc. (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2024)

10.26

AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

10.27	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.28	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.29	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)*
10.30	2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.31	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.32	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.33	Form of Restricted Stock Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)*
10.34	2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on January 20, 2022)*
10.35	Form of Restricted Stock Award Agreement under the 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)*
10.36

AMCON Distributing Company Executive Change in Control Severance Plan dated November 6, 2023 (incorporated by reference to Exhibit 10.29 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)*

10.37	Form of Indemnification Agreement dated November 6, 2023 (incorporated by reference to Exhibit 10.30 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)*
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of AMCON’s Annual Report on Form 10-K filed on November 8, 2024)
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)
101	Inline XBRL Interactive Data File (filed herewith electronically).
104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

*        Represents management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2025	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 7, 2025	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 7, 2025	/s/ Charles J. Schmaderer
Charles J. Schmaderer
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

November 7, 2025	/s/ Andrew C. Plummer
Andrew C. Plummer
President, Chief Operating Officer and Director

November 7, 2025	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 7, 2025	/s/ John R. Loyack
John R. Loyack
Director

November 7, 2025	/s/ Stanley Mayer
Stanley Mayer
Director

November 7, 2025	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)