Form 10-Q
period 2025-12-31
AMCON DISTRIBUTING CO
filed 2026-01-20
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The Registrant had 650,709 shares of its $.01 par value common stock outstanding as of January 16, 2026.

Form 10-Q

1st Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2025 and September 30, 2025

	December	September
	2025	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$778,753	$744,613
Accounts receivable, less allowance for credit losses of $2.3 million at December 2025 and $2.4 million at September 2025	69,140,693	73,192,069
Inventories, net	144,398,247	153,276,545
Income taxes receivable	—	140,986
Prepaid expenses and other current assets	15,643,754	12,150,645
Total current assets	229,961,447	239,504,858

Property and equipment, net	106,101,670	107,844,655
Operating lease right-of-use assets, net	29,633,198	30,488,841
Goodwill	5,778,325	5,778,325
Other intangible assets, net	4,124,433	4,240,359
Other assets	3,110,244	3,231,488
Total assets	$378,709,317	$391,088,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,459,134	$69,532,355
Accrued expenses	14,468,462	15,459,406
Accrued wages, salaries and bonuses	3,385,796	6,745,698
Income taxes payable	360,668	—
Current operating lease liabilities	7,579,283	7,862,117
Current maturities of long-term debt	5,517,971	5,471,310
Current mandatorily redeemable non-controlling interest	7,343,535	7,020,895
Total current liabilities	87,114,849	112,091,781

Credit facilities	140,682,183	126,804,775
Deferred income tax liability, net	3,791,416	4,048,070
Long-term operating lease liabilities	22,240,107	22,845,456
Long-term debt, less current maturities	9,624,864	11,033,949
Other long-term liabilities	1,141,885	1,193,081

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 650,709 shares outstanding at December 2025 and 635,609 shares outstanding at September 2025	9,950	9,799
Additional paid-in capital	37,539,841	36,991,031
Retained earnings	108,969,480	108,475,842
Treasury stock at cost	(32,405,258)	(32,405,258)
Total shareholders’ equity	114,114,013	113,071,414
Total liabilities and shareholders’ equity	$378,709,317	$391,088,526

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three months ended December 31, 2025 and 2024

	For the three months ended December
	2025	2024
Sales (including excise taxes of $143.1 million and $143.4 million, respectively)	$730,055,330	$711,273,256
Cost of sales	682,007,003	664,379,704
Gross profit	48,048,327	46,893,552
Selling, general and administrative expenses	41,591,659	40,587,630
Depreciation and amortization	2,513,773	2,635,601
	44,105,432	43,223,231
Operating income	3,942,895	3,670,321

Other expense (income):
Interest expense	2,661,636	2,846,621
Change in fair value of mandatorily redeemable non-controlling interest	322,640	194,812
Other (income), net	(79,345)	(111,531)
	2,904,931	2,929,902
Income from operations before income taxes	1,037,964	740,419
Income tax expense	245,000	392,000
Net income available to common shareholders	$792,964	$348,419

Basic earnings per share available to common shareholders	$1.29	$0.57
Diluted earnings per share available to common shareholders	$1.28	$0.57

Basic weighted average shares outstanding	616,788	611,322
Diluted weighted average shares outstanding	618,101	613,573

Dividends paid per common share	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three months ended December 31, 2025 and 2024

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED DECEMBER 2024
Balance, October 1, 2024	964,945	$9,648	(334,583)	$(31,272,163)	$34,439,735	$108,552,565	$111,729,785
Dividends on common stock, $0.46 per share	—	—	—	—	—	(296,913)	(296,913)
Compensation expense related to equity-based awards	15,100	151	—	—	637,711	—	637,862
Net income available to common shareholders	—	—	—	—	—	348,419	348,419
Balance, December 31, 2024	980,045	$9,799	(334,583)	$(31,272,163)	$35,077,446	$108,604,071	$112,419,153

THREE MONTHS ENDED DECEMBER 2025
Balance, October 1, 2025	980,045	$9,799	(344,436)	$(32,405,258)	$36,991,031	$108,475,842	$113,071,414
Dividends on common stock, $0.46 per share	—	—	—	—	—	(299,326)	(299,326)
Compensation expense related to equity-based awards	15,100	151	—	—	548,810	—	548,961
Net income available to common shareholders	—	—	—	—	—	792,964	792,964
Balance, December 31, 2025	995,145	$9,950	(344,436)	$(32,405,258)	$37,539,841	$108,969,480	$114,114,013

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the three months ended December 31, 2025 and 2024

	December	December
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$792,964	$348,419
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	2,397,847	2,501,175
Amortization	115,926	134,426
(Gain) loss on sales of property and equipment	4,869	(840)
Equity-based compensation	548,961	637,862
Deferred income taxes	(256,654)	69,577
Provision for credit losses	(49,000)	112,746
Inventory allowance	8,538	24,405
Change in fair value of contingent consideration	—	(1,453,452)
Change in fair value of mandatorily redeemable non-controlling interest	322,640	194,812
Changes in assets and liabilities:
Accounts receivable	4,100,376	(49,572)
Inventories	8,869,760	(30,293,089)
Prepaid and other current assets	(3,493,109)	668,184
Other assets	121,244	(190,306)
Accounts payable	(21,064,250)	(6,911,400)
Accrued expenses and accrued wages, salaries and bonuses	(4,565,585)	(6,055,070)
Other long-term liabilities	(51,196)	71,823
Income taxes payable and receivable	501,654	322,423
Net cash flows from (used in) operating activities	(11,695,015)	(39,867,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(678,402)	(3,453,711)
Proceeds from sales of property and equipment	9,700	12,442
Net cash flows from (used in) investing activities	(668,702)	(3,441,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	699,127,269	713,853,301
Repayments under revolving credit facilities	(685,249,861)	(669,224,693)
Principal payments on long-term debt	(1,362,424)	(1,340,204)
Dividends on common stock	(117,127)	(116,184)
Net cash flows from (used in) financing activities	12,397,857	43,172,220
Net change in cash	34,140	(136,926)
Cash, beginning of period	744,613	672,788
Cash, end of period	$778,753	$535,862

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$2,635,661	$2,815,683

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$32,413	$772,820
Dividends declared, not paid	182,199	180,729

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States, serving approximately 8,500 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. We have licenses, and operate, in 34 states, and are the third (3rd) largest convenience store distributor by geographic territory served.

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

Our Wholesale Segment operates 14 distribution centers located in Colorado, Idaho, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, Mars Wrigley, General Mills, Procter and Gamble, Ferrero and other major Consumer Packaged Goods and Foodservice suppliers. We also work closely with our customer base to source private label products on their behalf in a wide variety of categories. In addition, we market our own private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers. However, we do participate in a number of programs with our major vendors to support in-stock positions of our key products.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2025, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three-month fiscal periods ended December 31, 2025 and December 31, 2024 have been referred to throughout this Quarterly Report as Q1 2026 and Q1 2025, respectively. The fiscal balance sheet dates as of December 31, 2025 and September 30, 2025 have been referred to as December 2025 and September 2025, respectively.

ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

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

2. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both December 2025 and September 2025. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow-moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 2025 and September 2025 was as follows:

	December	September
	2025	2025
Wholesale Segment	$5,778,325	$5,778,325

Other intangible assets at December 2025 and September 2025 consisted of the following:

	December	September
	2025	2025
Customer lists (Wholesale Segment) (less accumulated amortization of $0.7 million at December 2025 and $0.7 million at September 2025)	$2,708,683	$2,766,216
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.3 million at December 2025 and $0.3 million at September 2025)	39,583	44,333
Tradename (Wholesale Segment) (less accumulated amortization of $0.6 million at December 2025 and $0.6 million at September 2025)	876,167	929,810
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$4,124,433	$4,240,359

Goodwill and Retail Segment trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its Wholesale Segment, which totaled approximately $5.8 million at both December 2025 and September 2025. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2025.

At December 2025, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment which is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million for each of the three-month periods ended December 2025 and December 2024.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at December 2025:

December
2025
Fiscal 2026 (1)	$347,777
Fiscal 2027	463,703
Fiscal 2028	451,037
Fiscal 2029	444,703
Fiscal 2030	301,656
Fiscal 2031 and thereafter	1,615,557
$3,624,433
(1)	Represents amortization for the remaining nine months of Fiscal 2026.

4. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three-month periods ended December 2025 and December 2024. During Q1 2026, the Company declared a $0.28 per share special dividend totaling approximately $0.2 million that was included in accrued expenses on the condensed consolidated balance sheet at December 2025 and will be paid in Q2 2026. During Q1 2025, the Company declared a $0.28 per share special dividend totaling approximately $0.2 million that was paid in Q2 2025.

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

	For the three months ended December
	2025		2024
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	616,788	616,788	611,322	611,322
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	1,313	—	2,251
Weighted average number of shares outstanding	616,788	618,101	611,322	613,573
Net income available to common shareholders	$792,964	$792,964	$348,419	$348,419

Net earnings per share available to common shareholders	$1.29	$1.28	$0.57	$0.57

(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

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

At December 2025, the Facilities had a total combined borrowing capacity of $305.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The AMCON Facility matures in June 2027, the Henry’s Facility matures in February 2028, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at December 2025 was $229.4 million, of which $140.7 million was outstanding, leaving $88.7 million available.

The average interest rate of the Facilities was 5.29% at December 2025. For the three months ended December 2025, the peak borrowings under the Facilities was $193.2 million, and the average borrowings and average availability under the Facilities was $163.6 million and $79.2 million, respectively.

Cross Default and Co-Terminus Provisions

The Team Sledd Facility and Team Sledd’s two notes payable contain cross default provisions. The Henry’s Facility and the Henry’s note payable also contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at December 2025. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at December 2025.

Other

The Company has issued letters of credit totaling $3.1 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

7. INCOME TAXES

The change in the Company’s effective income tax rate for the three-month period ended December 2025 as compared to the respective prior year period was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and variances in the average effective state income tax rates between the comparative periods.

8. FAIR VALUE DISCLOSURES

Mandatorily Redeemable Non-Controlling Interest

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s condensed consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. The Company owned approximately 92% of Team Sledd as of both December 2025 and September 2025. The Company has elected to present the MRNCI liability at fair value under FASB Accounting Standards Codification (“ASC”) 825 – Financial Instruments as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at December 2025 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the condensed consolidated statements of operations. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate, which was 13.2% at December 2025. At December 2025 and September 2025, the difference between the contractual amount due under the MRNCI and its fair value was approximately $0.2 million and $0.3 million, respectively.

A summary of the MRNCI activity is as follows:

	For the Three Months Ended December 31,
	2025	2024
Fair value, beginning of period	$7,020,895	$8,211,500
Redemption of non-controlling interests	—	—
Distributions to non-controlling interest	—	—
Change in fair value	322,640	194,812
Fair value, end of period	$7,343,535	$8,406,312

Contingent Consideration

In April 2024, the Company acquired substantially all of the net operating assets of Burklund Distributors, Inc. (“Burklund”). A portion of the consideration exchanged in the acquisition of Burklund was in the form of contingent consideration, which the Company recorded at fair value as of the acquisition date. At each reporting date, the Company reevaluates whether the achievement of the targets to trigger the minimum payout of any contingent consideration is probable. In Q1 2025, the Company determined that the achievement of the targets to trigger the minimum payout of any contingent consideration was not probable, and adjusted the fair value of its contingent consideration liability and recognized operating income of approximately $1.5 million, which was recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations. At December 2025, the Company reaffirmed that the achievement of the targets to trigger the minimum payout of any contingent consideration was not probable.

9. EQUITY-BASED INCENTIVE AWARDS

The Company has two equity-based incentive plans, the 2018 Omnibus Incentive Plan and the 2022 Omnibus Incentive Plan (collectively, the “Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan is designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 120,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At December 2025, awards with respect to a total of 98,407 shares, net of forfeitures, have been awarded pursuant to the Omnibus Plans, and awards with respect to another 21,593 shares may be awarded under the Omnibus Plans.

Restricted Stock Awards

At December 2025, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Awards (1)	Restricted Stock Awards (2)	Restricted Stock Awards (3)
Date of award:	October 2023	October 2024	October 2025
Original number of awards issued:	15,100	15,100	15,100
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date:	$2,762,000	$2,069,000	$1,757,000
Non-vested awards outstanding at December 2025:	5,034	10,067	15,100
Fair value of non-vested awards at December 2025 of approximately:	$558,000	$1,115,000	$1,673,000

(1)	10,066 of the restricted stock awards were vested as of December 2025. The remaining 5,034 restricted stock awards will vest in October 2026.
(2)	5,033 of the restricted stock awards were vested as of December 2025. 5,033 restricted stock awards will vest in October 2026 and 5,034 will vest in October 2027.
(3)	The 15,100 restricted stock awards will vest in equal amounts in October 2026, October 2027 and October 2028.

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

The following summarizes restricted stock award activity under the Omnibus Plans during Q1 2026:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock awards at September 2025	30,201	$113.76
Granted	15,100	116.37
Vested	(15,100)	116.66
Expired	—	—
Nonvested restricted stock awards at December 2025	30,201	$110.80

Income from operations before income taxes included compensation expense related to the amortization of the Company’s restricted stock awards of approximately $0.5 million and $0.6 million during Q1 2026 and Q1 2025, respectively. Total unamortized compensation expense related to these awards at December 2025 and September 2025 was approximately $3.5 million and $2.3 million, respectively.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2025
External revenue:
Cigarettes	$446,540,356	$—	$—	$446,540,356
Tobacco	143,684,672	—	—	143,684,672
Confectionery	46,724,565	—	—	46,724,565
Health food	—	10,788,420	—	10,788,420
Foodservice & other	82,317,317	—	—	82,317,317
Total external revenue	719,266,910	10,788,420	—	730,055,330
Cost of sales	675,162,716	6,844,287	—	682,007,003
Selling, general and administrative expenses	34,957,140	3,942,166	2,692,353	41,591,659
Depreciation	2,162,254	235,593	—	2,397,847
Amortization	115,926	—	—	115,926
Operating income (loss)	6,868,875	(233,627)	(2,692,353)	3,942,895
Interest expense	—	—	2,661,636	2,661,636
Income (loss) from operations before taxes	6,599,173	(207,220)	(5,353,989)	1,037,964
Total assets	360,118,018	17,233,732	1,357,567	378,709,317
Capital expenditures	575,599	93,833	—	669,432

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED DECEMBER 2024
External revenue:
Cigarettes	$438,021,998	$—	$—	$438,021,998
Tobacco	135,897,478	—	—	135,897,478
Confectionery	44,033,179	—	—	44,033,179
Health food	—	10,525,335	—	10,525,335
Foodservice & other	82,795,266	—	—	82,795,266
Total external revenue	700,747,921	10,525,335	—	711,273,256
Cost of sales	657,644,205	6,735,499	—	664,379,704
Selling, general and administrative expenses	34,181,275	3,855,967	2,550,388	40,587,630
Depreciation	2,236,483	264,692	—	2,501,175
Amortization	134,426	—	—	134,426
Operating income (loss)	6,551,532	(330,822)	(2,550,389)	3,670,321
Interest expense	—	—	2,846,621	2,846,621
Income (loss) from operations before taxes	6,445,335	(307,907)	(5,397,009)	740,419
Total assets	386,653,248	16,815,247	1,200,775	404,669,270
Capital expenditures	3,109,807	99,776	—	3,209,583

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

Our Company has made a number of forward-looking, targeted investments in recent years (acquisitions, the opening of new distribution centers, etc.) and now ranks as the third largest Convenience Distributor in the United States as measured by territory covered. We believe this geographic footprint will provide an attractive platform for growth in the coming years and positions the Company well with major consumer goods manufacturers who are increasingly relying on large distributors to drive market penetration and operational efficiencies.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks to our business, customers, or employees associated with social unrest, labor disputes (strikes), natural disasters, domestic/political unrest and/or acts of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	the potential impact that ongoing or proposed increases or fluctuations in trade tariffs and/or changes to trade policies may have on raw materials or finished goods sourced from abroad which could result in higher prices for the products we sell while also decreasing consumer disposable income and demand,

●	risks associated with new tariffs or other macroeconomic considerations such as changes to government programs or funds which may impact discretionary consumer spending, operating costs, and overall business risk, particularly as it relates to product and equipment costs, wages, fuel, interest, food ingredient and commodity prices, customer credit risk, and ultimately our ability to absorb the impact of these items or pass them on where possible,

●	risks associated with continued weakness in retail level demand within the convenience store industry including declining demand for cigarette products,

●	risks associated with the emergence of artificial intelligence (AI) and how it may impact our industry, business, and/or ability to compete in the future,

●	risks associated with workforce availability and/or wage pressures which may be impacted by economic conditions, changes in governmental policies, or other changes in the operating environment which may impact our labor force,

●	risks associated with all forms of insurance renewals and the risk that the Company may not be able to renew various insurance with adequate levels of coverage, at favorable rates, or obtain insurance at all based upon market conditions within the insurance industry and/or because of the industry in which the Company operates,

●	risks associated with unrest in certain global regions which could further disrupt world supply chains, manufacturing centers, and shipping routes, impacting commodity/product availability and/or cost, as well as consumer demand trends,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	regulations, potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed and pending regulations and/or product approvals/authorizations related to the manufacturing, distribution, and sale of certain menthol, vaping, and flavored tobacco products, including proposed rules which would limit nicotine levels in certain cigarette and tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with macroeconomic, black swan, or other similar events (e.g., stock market crashes, global unrest, supply chain disruptions, pandemics, etc.) that may impact the Company’s sales volumes and/or cost structure and for which the Company has limited ability within its business model to offset the related financial impact,

●	risks associated with the acquisition of businesses or assets, capital asset expenditure projects by either of our business segments such as the development of new facilities/locations or upgrades to distribution centers or retail stores, including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, customer turnover and retention risks, and risks related to the assumption of certain liabilities or obligations,

●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new, or closing unprofitable, retail stores,

●	risks to our brick and mortar retail business and potentially to our wholesale distribution business if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources and/or our access to credit to adequately fund our operations,

●	domestic regulatory and legislative risks,

●	adverse weather including the impact of climate change and/or other sudden and unanticipated changes in weather conditions that may materially impact our operations temporarily (e.g., wildfires, floods, wind storms, tornadoes, extreme temperature changes, ice storms, blizzards, or other violent storms),

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2025, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these estimates and related policies during the three months ended December 2025.

FIRST FISCAL QUARTER 2026 (Q1 2026)

The following discussion and analysis includes the Company’s results of operations for the three months ended December 2025 and December 2024:

Wholesale Segment

Our Wholesale Segment is one of the largest wholesale distributors in the United States, serving approximately 8,500 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. We have licenses, and operate, in 34 states, and are the third (3rd) largest convenience store distributor by geographic territory served.

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

Our Wholesale Segment operates 14 distribution centers located in Colorado, Idaho, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, Mars Wrigley, General Mills, Procter and Gamble, Ferrero and other major Consumer Packaged Goods and Foodservice suppliers. We also work closely with our customer base to source private label products on their behalf in a wide variety of categories. In addition, we market our own private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers. However, we do participate in a number of programs with our major vendors to support in-stock positions of our key products.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER:

	2025	2024	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$730,055,330	$711,273,256	$18,782,074	2.6
Cost of sales	682,007,003	664,379,704	17,627,299	2.7
Gross profit	48,048,327	46,893,552	1,154,775	2.5
Gross profit percentage	6.6%	6.6%

Operating expense	$44,105,432	$43,223,231	$882,201	2.0
Operating income	3,942,895	3,670,321	272,574	7.4
Interest expense	2,661,636	2,846,621	(184,985)	(6.5)
Change in fair value of mandatorily redeemable non-controlling interest	322,640	194,812	127,828	65.6
Income tax expense	245,000	392,000	(147,000)	(37.5)
Net income available to common shareholders	792,964	348,419	444,545	127.6

BUSINESS SEGMENTS:
Wholesale
Sales	$719,266,910	$700,747,921	$18,518,989	2.6
Gross profit	44,104,194	43,103,716	1,000,478	2.3
Gross profit percentage	6.1%	6.2%
Retail
Sales	$10,788,420	$10,525,335	$263,085	2.5
Gross profit	3,944,133	3,789,836	154,297	4.1
Gross profit percentage	36.6%	36.0%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $10.5 million in Q1 2026 and $10.0 million in Q1 2025.

SALES

Changes in sales are primarily driven by:

(i)	changes to selling prices, which are largely controlled by our product suppliers, and excise taxes imposed on cigarettes and tobacco products by various states;
(ii)	changes in the volume and mix of products sold to our customers, either due to a change in purchasing patterns resulting from shifting consumer preferences or the fluctuation in the comparable number of business days in our reporting period; and
(iii) acquisitions.

SALES – Q1 2026 vs. Q1 2025

Sales in our Wholesale Segment increased $18.5 million during Q1 2026 as compared to Q1 2025. Significant items impacting sales during Q1 2026 included a $29.2 million increase in sales related to price increases implemented by cigarette manufacturers, and a $5.7 million increase in sales related to the volume and mix of products in our tobacco, confectionery, foodservice, and other categories (“Other Products”), partially offset by a $16.4 million decrease in sales related to the volume and mix of cigarette cartons sold. Sales in our Retail Segment increased approximately $0.3 million during Q1 2026 as compared to Q1 2025, primarily due to higher sales volumes in our existing stores.

GROSS PROFIT – Q1 2026 vs. Q1 2025

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

Gross profit in our Wholesale Segment increased $1.0 million during Q1 2026 as compared to Q1 2025. Significant items impacting gross profit during Q1 2026 included an increase of $1.2 million related to the mix of volumes and promotions in our Other Products category, partially offset by a $0.2 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment increased approximately $0.2 million during Q1 2026 as compared to Q1 2025, primarily due to an increase in gross profit related to same store sales.

OPERATING EXPENSE – Q1 2026 vs. Q1 2025

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q1 2026 operating expenses increased $0.9 million as compared to Q1 2025. Significant items impacting operating expenses during Q1 2026 included the impact of a prior year (Q1 2025) reduction in operating expenses related to a $1.5 million contingent liability fair value adjustment, a $0.1 million increase related to employee compensation and benefit costs, a $0.1 million increase in other Wholesale Segment operating costs, and a $0.1 million increase in operating expense costs in our Retail Segment. These increases in operating expenses were partially offset by a $0.9 million decrease in health and other insurance costs. The increase in our Retail Segment was primarily due to an increase in costs associated with our existing stores.

INTEREST EXPENSE – Q1 2026 vs. Q1 2025

Interest expense decreased $0.2 million in Q1 2026 as compared to Q1 2025, primarily due to lower interest rates, partially offset by higher average debt balances in the current period.

INCOME TAX EXPENSE – Q1 2026 vs. Q1 2025

The change in the Q1 2026 income tax rate as compared to Q1 2025 was primarily related to non-deductible compensation expense in relation to the amount of income from operations before income tax expense and variances in the average effective state income tax rates between the comparative periods.

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

At December 2025, the Facilities had a total combined borrowing capacity of $305.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The AMCON Facility matures in June 2027, the Henry’s Facility matures in February 2028, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at December 2025 was $229.4 million, of which $140.7 million was outstanding, leaving $88.7 million available.

The average interest rate of the Facilities was 5.29% at December 2025. For the three months ended December 2025, the peak borrowings under the Facilities was $193.2 million, and the average borrowings and average availability under the Facilities was $163.6 million and $79.2 million, respectively.

Cross Default and Co-Terminus Provisions

The Team Sledd Facility and Team Sledd’s two notes payable contain cross default provisions. The Henry’s Facility and the Henry’s note payable also contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at December 2025. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at December 2025.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.1 million in each of the three-month periods ended December 2025 and December 2024. During Q1 2026, the Company declared a $0.28 per share special dividend totaling approximately $0.2 million that will be paid in Q2 2026. During Q1 2025, the Company declared a $0.28 per share special dividend totaling approximately $0.2 million that was paid in Q2 2025.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2025.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued unregistered securities to certain members of the Company’s management team during the quarterly period ended December 31, 2025, in relation to the vesting and granting of equity awards as described in Note 9 of Part I, Item 1 of this quarterly report on Form 10-Q. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

(a) Exhibits

10.1	Form of Restricted Stock Award Agreement under the 2018 Omnibus Incentive Plan

10.2	Form of Restricted Stock Award Agreement under the 2022 Omnibus Incentive Plan

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Inline XBRL Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: January 20, 2026	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: January 20, 2026	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)