Form 10-Q
period 2026-03-31
AMCON DISTRIBUTING CO
filed 2026-04-20
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The Registrant had 976,028 shares of its $.01 par value common stock outstanding as of April 17, 2026.

Form 10-Q

2nd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2026 and September 30, 2025

	March	September
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$643,064	$744,613
Accounts receivable, less allowance for credit losses of $2.4 million at March 2026 and $2.4 million at September 2025	72,803,828	73,192,069
Inventories, net	150,695,783	153,276,545
Income taxes receivable	30,156	140,986
Prepaid expenses and other current assets	16,060,448	12,150,645
Assets held for sale	943,638	—
Total current assets	241,176,917	239,504,858

Property and equipment, net	111,781,351	107,844,655
Operating lease right-of-use assets, net	28,527,753	30,488,841
Goodwill	5,778,325	5,778,325
Other intangible assets, net	4,008,507	4,240,359
Other assets	3,194,416	3,231,488
Total assets	$394,467,269	$391,088,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,904,304	$69,532,355
Accrued expenses	15,552,569	15,459,406
Accrued wages, salaries and bonuses	5,155,787	6,745,698
Current operating lease liabilities	7,361,830	7,862,117
Current maturities of long-term debt	5,513,687	5,471,310
Current mandatorily redeemable non-controlling interest	7,459,135	7,020,895
Total current liabilities	110,947,312	112,091,781

Credit facilities	137,063,059	126,804,775
Deferred income tax liability, net	3,251,034	4,048,070
Long-term operating lease liabilities	21,340,946	22,845,456
Long-term debt, less current maturities	8,199,693	11,033,949
Other long-term liabilities	1,297,832	1,193,081

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 976,028 shares outstanding at March 2026 and 953,378 shares outstanding at September 2025	13,203	9,799
Additional paid-in capital	38,085,548	36,991,031
Retained earnings	106,673,900	108,475,842
Treasury stock at cost	(32,405,258)	(32,405,258)
Total shareholders’ equity	112,367,393	113,071,414
Total liabilities and shareholders’ equity	$394,467,269	$391,088,526

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and six months ended March 31, 2026 and 2025

	For the three months ended March		For the six months ended March
	2026	2025	2026	2025
Sales (including excise taxes of $138.0 million and $126.1 million, and $281.1 and $269.5 million, respectively)	$715,652,441	$619,503,087	$1,445,707,771	$1,330,776,344
Cost of sales	672,163,242	576,475,202	1,354,170,245	1,240,854,907
Gross profit	43,489,199	43,027,885	91,537,526	89,921,437
Selling, general and administrative expenses	41,383,448	40,107,953	82,975,108	80,695,584
Depreciation and amortization	2,490,471	2,458,027	5,004,243	5,093,628
	43,873,919	42,565,980	87,979,351	85,789,212
Operating income (loss)	(384,720)	461,905	3,558,175	4,132,225

Other expense (income):
Interest expense	2,228,039	2,266,407	4,889,675	5,113,028
Change in fair value of mandatorily redeemable non-controlling interest	115,599	272,856	438,240	467,668
Other (income), net	(126,877)	(56,398)	(206,223)	(167,930)
	2,216,761	2,482,865	5,121,692	5,412,766
Income (loss) from operations before income taxes	(2,601,481)	(2,020,960)	(1,563,517)	(1,280,541)
Income tax expense (benefit)	(427,000)	(431,000)	(182,000)	(39,000)
Net income (loss) available to common shareholders	$(2,174,481)	$(1,589,960)	$(1,381,517)	$(1,241,541)

Basic earnings (loss) per share available to common shareholders	$(2.34)	$(1.72)	$(1.49)	$(1.35)
Diluted earnings (loss) per share available to common shareholders	$(2.34)	$(1.72)	$(1.49)	$(1.35)

Basic weighted average shares outstanding	930,727	922,857	927,906	919,870
Diluted weighted average shares outstanding	930,727	922,857	927,906	919,870

Dividends paid per common share	$0.31	$0.31	$0.43	$0.43

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and six months ended March 31, 2026 and 2025

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED MARCH 2025
Balance, January 1, 2025	1,297,814	$9,799	(329,656)	$(31,272,163)	$35,077,446	$108,604,071	$112,419,153
Dividends on common stock, $0.12 per share	—	—	—	—	—	(116,183)	(116,183)
Compensation expense related to equity-based awards	—	—	—	—	637,862	—	637,862
Net loss available to common shareholders	—	—	—	—	—	(1,589,960)	(1,589,960)
Balance, March 31, 2025	1,297,814	$9,799	(329,656)	$(31,272,163)	$35,715,308	$106,897,928	$111,350,872

THREE MONTHS ENDED MARCH 2026
Balance, January 1, 2026	1,320,464	$9,950	(344,436)	$(32,405,258)	$37,539,841	$108,969,480	$114,114,013
Dividends on common stock, $0.12 per share	—	—	—	—	—	(121,099)	(121,099)
Compensation expense related to equity-based awards	—	—	—	—	548,960	—	548,960
Issuance of shares for stock split	—	3,253	—	—	(3,253)		—
Net loss available to common shareholders	—	—	—	—	—	(2,174,481)	(2,174,481)
Balance, March 31, 2026	1,320,464	$13,203	(344,436)	$(32,405,258)	$38,085,548	$106,673,900	$112,367,393

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
SIX MONTHS ENDED MARCH 2025
Balance, October 1, 2024	1,275,164	$9,648	(329,656)	$(31,272,163)	$34,439,735	$108,552,565	$111,729,785
Dividends on common stock, $0.43 per share	—	—	—	—	—	(413,096)	(413,096)
Compensation expense and issuance of stock in connection with equity-based awards	22,650	151	—	—	1,275,573	—	1,275,724
Net loss available to common shareholders	—	—	—	—	—	(1,241,541)	(1,241,541)
Balance, March 31, 2025	1,297,814	$9,799	(329,656)	$(31,272,163)	$35,715,308	$106,897,928	$111,350,872

SIX MONTHS ENDED MARCH 2026
Balance, October 1, 2025	1,297,814	$9,799	(344,436)	$(32,405,258)	$36,991,031	$108,475,842	$113,071,414
Dividends on common stock, $0.43 per share	—	—	—	—	—	(420,425)	(420,425)
Compensation expense and issuance of stock in connection with equity-based awards	22,650	151	—	—	1,097,770	—	1,097,921
Issuance of shares for stock split	—	3,253	—	—	(3,253)	—	—
Net loss available to common shareholders	—	—	—	—	—	(1,381,517)	(1,381,517)
Balance, March 31, 2026	1,320,464	$13,203	(344,436)	$(32,405,258)	$38,085,548	$106,673,900	$112,367,393

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the six months ended March 31, 2026 and 2025

	March	March
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common shareholders	$(1,381,517)	$(1,241,541)
Adjustments to reconcile net income (loss) available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	4,772,391	4,824,777
Amortization	231,852	268,851
(Gain) loss on sales of property and equipment	(94,394)	(44,229)
Equity-based compensation	1,097,921	1,275,724
Deferred income taxes	(797,036)	(571,672)
Provision for credit losses	4,000	(164,616)
Inventory allowance	(8,695)	32,688
Change in fair value of contingent consideration	—	(1,453,452)
Change in fair value of mandatorily redeemable non-controlling interest	438,240	467,668
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	384,241	5,749,877
Inventories	2,589,457	(13,324,448)
Prepaid and other current assets	(3,909,803)	(245,028)
Other assets	37,072	(50,666)
Accounts payable	(32,480)	2,898,936
Accrued expenses and accrued wages, salaries and bonuses	(1,540,457)	(4,490,508)
Other long-term liabilities	104,751	237,652
Income taxes payable and receivable	110,830	380,354
Net cash flows from (used in) operating activities	2,006,373	(5,449,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,328,436)	(6,451,773)
Proceeds from sales of property and equipment	174,534	67,208
Acquisition of Arrowrock Supply	—	(6,131,527)
Net cash flows from (used in) investing activities	(9,153,902)	(12,516,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	1,369,524,265	1,262,647,310
Repayments under revolving credit facilities	(1,359,265,981)	(1,241,627,743)
Principal payments on long-term debt	(2,791,879)	(2,627,680)
Dividends on common stock	(420,425)	(413,096)
Net cash flows from (used in) financing activities	7,045,980	17,978,791
Net change in cash	(101,549)	13,066
Cash, beginning of period	744,613	672,788
Cash, end of period	$643,064	$685,854

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$4,962,484	$5,215,092
Cash paid during the period for income taxes, net of refunds	499,080	151,318

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$445,813	$841,018

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

During Q2 2026, we purchased a distribution facility in Ohio for $8.0 million using borrowings from the Company’s revolving credit facilities. Our Wholesale Segment now operates 15 distribution centers located in Colorado, Idaho, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.8 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, Mars Wrigley, General Mills, Procter and Gamble, Ferrero and other major Consumer Packaged Goods and Foodservice suppliers. We also work closely with our customer base to source private label products on their behalf in a wide variety of categories. In addition, we market our own private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers. However, we do participate in a number of programs with our major vendors to support in-stock positions of our key products.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2025, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three-month fiscal periods ended March 31, 2026 and March 31, 2025 have been referred to throughout this Quarterly Report as Q2 2026 and Q2 2025, respectively. The fiscal balance sheet dates as of March 31, 2026 and September 30, 2025 have been referred to as March 2026 and September 2025, respectively. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on previously reported net income or shareholders' equity.

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

In August 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which amended the guidance in Topic 326 to allow entities to elect a practical expedient to assume the current conditions as of the balance sheet date remain unchanged over the remaining life of an asset in developing reasonable and supportable forecasts as part of estimating expected credit losses. This amended guidance is effective for annual periods beginning after December 15, 2025 (fiscal 2027 for the Company), and interim periods within those annual periods, with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

2. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both March 2026 and September 2025. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow-moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 2026 and September 2025 was as follows:

	March	September
	2026	2025
Wholesale Segment	$5,778,325	$5,778,325

Other intangible assets at March 2026 and September 2025 consisted of the following:

	March	September
	2026	2025
Customer lists (Wholesale Segment) (less accumulated amortization of $0.8 million at March 2026 and $0.7 million at September 2025)	$2,651,150	$2,766,216
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.3 million at March 2026 and $0.3 million at September 2025)	34,833	44,333
Tradename (Wholesale Segment) (less accumulated amortization of $0.7 million at March 2026 and $0.6 million at September 2025)	822,524	929,810
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$4,008,507	$4,240,359

Goodwill and Retail Segment trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its Wholesale Segment, which totaled approximately $5.8 million at both March 2026 and September 2025. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2025.

At March 2026, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment which is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million and $0.2 million for the three- and six-month periods ended March 2026, respectively, and approximately $0.1 million and $0.3 million for the three- and six-month periods ended March 2025.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at March 2026:

March
2026
Fiscal 2026 (1)	$231,851
Fiscal 2027	463,703
Fiscal 2028	451,037
Fiscal 2029	444,703
Fiscal 2030	301,656
Fiscal 2031 and thereafter	1,615,557
$3,508,507
(1)	Represents amortization for the remaining six months of Fiscal 2026.

4. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.3 million and $0.4 million for the three- and six-month periods ended March 2026, respectively, and $0.3 million and $0.4 million for the three- and six-month periods ended March 2025, respectively.

On March 20, 2026, the Company effected a three-for-two stock split of its common stock, $.01 par value, in the form of a 50% stock dividend on its issued and outstanding shares as of the record date of March 6, 2026. All share and per share data in the condensed consolidated financial statements and related footnotes contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

5. EARNINGS (LOSS) PER SHARE

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

	For the three months ended March
	2026		2025
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	930,727	930,727	922,857	922,857
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	—	—	—
Weighted average number of shares outstanding	930,727	930,727	922,857	922,857
Net income (loss) available to common shareholders	$(2,174,481)	$(2,174,481)	$(1,589,960)	$(1,589,960)

Net earnings (loss) per share available to common shareholders	$(2.34)	$(2.34)	$(1.72)	$(1.72)

(1)	Diluted earnings (loss) per share calculation includes all equity-based awards deemed to be dilutive.

	For the six months ended March
	2026		2025
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	927,906	927,906	919,870	919,870
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	—	—	—
Weighted average number of shares outstanding	927,906	927,906	919,870	919,870
Net income (loss) available to common shareholders	$(1,381,517)	$(1,381,517)	$(1,241,541)	$(1,241,541)

Net earnings (loss) per share available to common shareholders	$(1.49)	$(1.49)	$(1.35)	$(1.35)

(1)	Diluted earnings (loss) per share calculation includes all equity-based awards deemed to be dilutive.

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

At March 2026, the Facilities had a total combined borrowing capacity of $305.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The AMCON Facility matures in June 2027, the Henry’s Facility matures in February 2028, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at March 2026 was $234.9 million, of which $137.1 million was outstanding, leaving $97.8 million available.

The average interest rate of the Facilities was 5.07% at March 2026. For the six months ended March 2026, the peak borrowings under the Facilities was $193.2 million, and the average borrowings and average availability under the Facilities was $154.6 million and $80.7 million, respectively.

Cross Default and Co-Terminus Provisions

The Team Sledd Facility and Team Sledd’s two notes payable contain cross default provisions. The Henry’s Facility and the Henry’s note payable also contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at March 2026. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at March 2026.

Other

The Company has issued letters of credit totaling $2.9 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

7. INCOME TAXES

The change in the Company’s effective income tax rate for the three- and six-month periods ended March 2026 as compared to the respective prior year periods was primarily related to non-deductible expenses in relation to the amount of income (loss) from operations before income tax expense (benefit) and variances in the average effective state income tax rates between the comparative periods.

8. FAIR VALUE DISCLOSURES

Mandatorily Redeemable Non-Controlling Interest

Mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s condensed consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. The Company owned approximately 92% of Team Sledd as of both March 2026 and September 2025. The Company has elected to present the MRNCI liability at fair value under FASB Accounting Standards Codification (“ASC”) 825 – Financial Instruments as it believes this best represents the potential future liability and cash flows. As such, the MRNCI balance at March 2026 represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders through April 2026. The Company calculates the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and records changes in the fair value of the MRNCI as a component of other expense (income) in the condensed consolidated statements of operations. The MRNCI is classified as Level 3 because of the Company’s reliance on unobservable assumptions. The Company estimates the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate, which was 13.2% at March 2026. At March 2026, the contractual amount due under the MRNCI was equal to its fair value. At September 2025, the difference between the contractual amount due under the MRNCI and its fair value was approximately $0.3 million.

A summary of the MRNCI activity is as follows:

	For the Three Months Ended March 31,
	2026	2025
Fair value, beginning of period	$7,343,536	$8,406,312
Change in fair value	115,599	272,856
Fair value, end of period	$7,459,135	$8,679,168

	For the Six Months Ended March 31,
	2026	2025
Fair value, beginning of period	$7,020,895	$8,211,500
Change in fair value	438,240	467,668
Fair value, end of period	$7,459,135	$8,679,168

Contingent Consideration

In April 2024, the Company acquired substantially all of the net operating assets of Burklund Distributors, Inc. (“Burklund”). A portion of the consideration exchanged in the acquisition of Burklund was in the form of contingent consideration, which the Company recorded at fair value as of the acquisition date. At each reporting date, the Company reevaluates whether the achievement of the targets to trigger the minimum payout of any contingent consideration is probable. In Q1 2025, the Company determined that the achievement of the targets to trigger the minimum payout of any contingent consideration was not probable, and adjusted the fair value of its contingent consideration liability and recognized operating income of approximately $1.5 million, which was recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations. At March 2026, the Company reaffirmed that the achievement of the targets to trigger the minimum payout of any contingent consideration was not probable.

9. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products (the Wholesale Segment), and the retail sale of health and natural food products (the Retail Segment). The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who utilizes operating income (loss) to evaluate the Company’s business operations and allocate the Company’s resources to these business segments, which are aggregated based on a range of considerations including but not limited to the characteristics of each business, similarities in the nature and type of products sold, customer classes, methods used to sell the products and economic profiles. Included in the “Other” column are intercompany eliminations and assets held, charges incurred and income earned by our holding company.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2026
External revenue:
Cigarettes	$459,801,727	$—	$—	$459,801,727
Tobacco	131,247,180	—	—	131,247,180
Confectionery	42,851,576	—	—	42,851,576
Health food	—	11,753,463	—	11,753,463
Foodservice & other	69,998,495	—	—	69,998,495
Total external revenue	703,898,978	11,753,463	—	715,652,441
Cost of sales	664,560,772	7,602,470	—	672,163,242
Selling, general and administrative expenses	34,887,958	3,841,312	2,654,178	41,383,448
Depreciation	2,158,987	215,558	—	2,374,545
Amortization	115,926	—	—	115,926
Operating income (loss)	2,175,335	94,123	(2,654,178)	(384,720)
Interest expense	—	—	2,228,039	2,228,039
Income (loss) from operations before taxes	2,158,609	122,127	(4,882,217)	(2,601,481)
Total assets	375,750,974	17,384,403	1,331,892	394,467,269
Capital expenditures (1)	8,936,661	126,772	—	9,063,433

(1) Includes $8.0 million purchase of a distribution facility in Ohio.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED MARCH 2025
External revenue:
Cigarettes	$374,341,125	$—	$—	$374,341,125
Tobacco	121,839,251	—	—	121,839,251
Confectionery	39,765,350	—	—	39,765,350
Health food	—	11,902,524	—	11,902,524
Foodservice & other	71,654,837	—	—	71,654,837
Total external revenue	607,600,563	11,902,524	—	619,503,087
Cost of sales	569,044,001	7,431,201	—	576,475,202
Selling, general and administrative expenses	33,319,064	3,773,571	3,015,318	40,107,953
Depreciation	2,056,696	266,906	—	2,323,602
Amortization	134,425	—	—	134,425
Operating income (loss)	2,821,616	430,846	(2,790,557)	461,905
Interest expense	—	—	2,266,407	2,266,407
Income (loss) from operations before taxes	2,582,199	453,806	(5,056,965)	(2,020,960)
Total assets	373,458,943	17,342,095	1,202,999	392,004,037
Capital expenditures	2,859,192	207,068	—	3,066,260

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2026
External revenue:
Cigarettes	$906,342,083	$—	$—	$906,342,083
Tobacco	274,931,852	—	—	274,931,852
Confectionery	89,576,141	—	—	89,576,141
Health food	—	22,541,883	—	22,541,883
Foodservice & other	152,315,812	—	—	152,315,812
Total external revenue	1,423,165,888	22,541,883	—	1,445,707,771
Cost of sales	1,339,723,488	14,446,757	—	1,354,170,245
Selling, general and administrative expenses	69,845,098	7,783,479	5,346,531	82,975,108
Depreciation	4,321,240	451,151	—	4,772,391
Amortization	231,852	—	—	231,852
Operating income (loss)	9,044,210	(139,504)	(5,346,531)	3,558,175
Interest expense	—	—	4,889,675	4,889,675
Income (loss) from operations before taxes	8,757,782	(85,093)	(10,236,206)	(1,563,517)
Total assets	375,750,974	17,384,403	1,331,892	394,467,269
Capital expenditures (1)	9,512,260	220,605	—	9,732,865

(1) Includes $8.0 million purchase of a distribution facility in Ohio.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
SIX MONTHS ENDED MARCH 2025
External revenue:
Cigarettes	$812,363,123	$—	$—	$812,363,123
Tobacco	257,736,729	—	—	257,736,729
Confectionery	83,798,529	—	—	83,798,529
Health food	—	22,427,859	—	22,427,859
Foodservice & other	154,450,104	—	—	154,450,104
Total external revenue	1,308,348,485	22,427,859	—	1,330,776,344
Cost of sales	1,226,688,206	14,166,701	—	1,240,854,907
Selling, general and administrative expenses	66,882,445	7,629,538	6,183,601	80,695,584
Depreciation	4,293,179	531,598	—	4,824,777
Amortization	268,851	—	—	268,851
Operating income (loss)	9,373,148	100,024	(5,340,947)	4,132,225
Interest expense	—	—	5,113,028	5,113,028
Income (loss) from operations before taxes	9,027,534	145,899	(10,453,974)	(1,280,541)
Total assets	373,458,943	17,342,095	1,202,999	392,004,037
Capital expenditures	5,968,999	306,844	—	6,275,843

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

Similar to other retail formats, the convenience retailing sector we service continues to operate in a challenging operating environment, impacted in part by weaker consumer spending. At the same time, the cost structures for wholesale distributors such as our Company have been impacted by the cumulative impact of inflation over a multi-year period. These inflationary pressures have increased operating costs in all areas of our business such as product costs, fuel, labor and employee benefits, equipment, and insurance.

We continue to closely monitor economic conditions, including the impact of recent geopolitical events, tariffs and constraints on global shipping routes and supply chains. Additionally, we remain focused on proposals from regulatory bodies, including the United States Food and Drug Administration (“FDA”), which is evaluating potential limitations and/or prohibitions on the sale of certain products sold by our Company such as cigarettes (including menthol cigarettes), e-cigarettes, tobacco, and vaping products.

In recent years, the Company has completed a number of forward-looking strategic investments to enhance its overall competitive position. These investments include acquisitions, opening new distribution facilities, facility upgrades, and new investments in our foodservice and technology platforms. Our Company now ranks as the third (3rd) largest Convenience Distributor in the United States as measured by territory. We believe these targeted investments will be a competitive differentiator over time and will set the stage for future growth as major manufacturers and leading convenience store chains are increasingly relying on large distributors who can both cover wide geographic footprints and deploy unique merchandising and technology solutions.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks to our business, customers, or employees associated with social unrest, labor disputes (strikes), natural disasters, domestic/political unrest and/or acts of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	the potential impact that ongoing or proposed increases or fluctuations in trade tariffs and/or changes to trade policies may have on raw materials or finished goods sourced from abroad which could result in higher prices for the products we sell while also decreasing consumer disposable income and demand,

●	risks associated with tariffs, disruptions to global shipping channels and supply chains, including those incident to wars and blockades, or other macroeconomic factors which may impact our cost structure and overall business risk, particularly related to oil/fuel/energy costs, product and equipment costs, wages, interest, food ingredient and commodity prices, consumer demand and disposable income, customer credit risk and our ability to pass on higher operating costs,

●	risks associated with weakness in retail level demand within the convenience store industry including declining demand for cigarette products,

●	risks associated with the emergence of artificial intelligence (AI) and how it may impact our industry, business, and/or ability to compete in the future,

●	risks associated with workforce availability and/or wage pressures which may be impacted by economic conditions, changes in governmental policies, or other changes in the operating environment which may impact our labor force,

●	risks associated with all forms of insurance renewals and the risk that the Company may not be able to renew various insurance with adequate levels of coverage, at favorable rates, or obtain insurance at all based upon market conditions within the insurance industry and/or because of the industry in which the Company operates,

●	risks associated with unrest in certain global regions which could further disrupt world supply chains, manufacturing centers, and shipping routes, impacting commodity/product availability and/or cost, as well as consumer demand trends,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	regulations, potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed and pending regulations and/or product approvals/authorizations related to the manufacturing, distribution, and sale of certain menthol, vaping, and flavored tobacco products, including proposed rules which would limit nicotine levels in certain cigarette and tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with macroeconomic, black swan, or other similar events (e.g., stock market crashes, global unrest, supply chain disruptions, pandemics, etc.) that may impact the Company’s sales volumes and/or cost structure and for which the Company has limited ability within its business model to offset the related financial impact,

●	risks associated with the acquisition of businesses or assets, capital asset expenditure projects by either of our business segments such as the development of new facilities/locations or upgrades to distribution centers or retail stores, including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, customer turnover and retention risks, and risks related to the assumption of certain liabilities or obligations,

●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new, or closing unprofitable, retail stores,

●	risks to our brick and mortar retail business and potentially to our wholesale distribution business if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including human or artificial intelligence-generated security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources and/or our access to credit to adequately fund our operations,

●	domestic regulatory and legislative risks,

●	adverse weather including the impact of climate change and/or other sudden and unanticipated changes in weather conditions that may materially impact our operations temporarily (e.g., wildfires, floods, wind storms, tornadoes, extreme temperature changes, ice storms, blizzards, or other violent storms),

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2025, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these estimates and related policies during the six months ended March 2026.

SECOND FISCAL QUARTER 2026 (Q2 2026)

The following discussion and analysis includes the Company’s results of operations for the three and six months ended March 2026 and March 2025:

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

During Q2 2026, we purchased a distribution facility in Ohio for $8.0 million using borrowings from the Company’s revolving credit facilities. Our Wholesale Segment now operates 15 distribution centers located in Colorado, Idaho, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.8 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, Mars Wrigley, General Mills, Procter and Gamble, Ferrero and other major Consumer Packaged Goods and Foodservice suppliers. We also work closely with our customer base to source private label products on their behalf in a wide variety of categories. In addition, we market our own private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers. However, we do participate in a number of programs with our major vendors to support in-stock positions of our key products.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH:

	2026	2025	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$715,652,441	$619,503,087	$96,149,354	15.5
Cost of sales	672,163,242	576,475,202	95,688,040	16.6
Gross profit	43,489,199	43,027,885	461,314	1.1
Gross profit percentage	6.1%	6.9%

Operating expense	$43,873,919	$42,565,980	$1,307,939	3.1
Operating income (loss)	(384,720)	461,905	(846,625)	(183.3)
Interest expense	2,228,039	2,266,407	(38,368)	(1.7)
Change in fair value of mandatorily redeemable non-controlling interest	115,599	272,856	(157,257)	(57.6)
Income tax expense (benefit)	(427,000)	(431,000)	4,000	(0.9)
Net income (loss) available to common shareholders	(2,174,481)	(1,589,960)	(584,521)	36.8

BUSINESS SEGMENTS:
Wholesale
Sales	$703,898,978	$607,600,563	$96,298,415	15.8
Gross profit	39,338,206	38,556,562	781,644	2.0
Gross profit percentage	5.6%	6.3%
Retail
Sales	$11,753,463	$11,902,524	$(149,061)	(1.3)
Gross profit	4,150,993	4,471,323	(320,330)	(7.2)
Gross profit percentage	35.3%	37.6%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $12.5 million in Q2 2026 and $9.2 million in Q2 2025.

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

SALES – Q2 2026 vs. Q2 2025

Sales in our Wholesale Segment increased $96.3 million during Q2 2026 as compared to Q2 2025. Significant items impacting sales during Q2 2026 included a $53.9 million increase in sales related to the volume and mix of cigarette cartons sold, a $31.6 million increase in sales related to price increases implemented by cigarette manufacturers, and a $10.8 million increase in sales related to the volume and mix of products in our tobacco, confectionery, foodservice, and other categories (“Other Products”). Sales in our Retail Segment decreased approximately $0.1 million during Q2 2026 as compared to Q2 2025, primarily due to lower sales volumes in our existing stores.

GROSS PROFIT – Q2 2026 vs. Q2 2025

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

Gross profit in our Wholesale Segment increased $0.8 million during Q2 2026 as compared to Q2 2025. Significant items impacting gross profit during Q2 2026 included an increase of $1.1 million related to the volume and mix of cigarette cartons sold between the comparative periods and a $0.1 million increase related to the mix of volumes and promotions in our Other Products category, partially offset by a $0.4 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment decreased approximately $0.3 million during Q2 2026 as compared to Q2 2025, primarily due to a decrease in gross profit related to same store sales.

OPERATING EXPENSE – Q2 2026 vs. Q2 2025

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q2 2026 operating expenses increased $1.3 million as compared to Q2 2025. Significant items impacting operating expenses during Q2 2026 included a $1.3 million increase in other Wholesale Segment operating costs, a $0.4 million increase in allowance for credit losses, and a $0.1 million increase in health and other insurance costs. These increases in operating expenses were partially offset by a $0.5 million decrease related to employee compensation and benefit costs.

INTEREST EXPENSE – Q2 2026 vs. Q2 2025

Interest expense decreased in Q2 2026 as compared to Q2 2025, primarily due to lower interest rates and lower average debt balances in the current period.

INCOME TAX EXPENSE – Q2 2026 vs. Q2 2025

The change in the Q2 2026 income tax rate as compared to Q2 2025 was primarily related to non-deductible expenses in relation to the amount of income (loss) from operations before income tax expense (benefit) and variances in the average effective state income tax rates between the comparative periods.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH:

	2026	2025	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$1,445,707,771	$1,330,776,344	$114,931,427	8.6
Cost of sales	1,354,170,245	1,240,854,907	113,315,338	9.1
Gross profit	91,537,526	89,921,437	1,616,089	1.8
Gross profit percentage	6.3%	6.8%

Operating expense	$87,979,351	$85,789,212	$2,190,139	2.6
Operating income (loss)	3,558,175	4,132,225	(574,050)	(13.9)
Interest expense	4,889,675	5,113,028	(223,353)	(4.4)
Change in fair value of mandatorily redeemable non-controlling interest	438,240	467,668	(29,428)	(6.3)
Income tax expense (benefit)	(182,000)	(39,000)	(143,000)	366.7
Net income (loss) available to common shareholders	(1,381,517)	(1,241,541)	(139,976)	11.3

BUSINESS SEGMENTS:
Wholesale
Sales	$1,423,165,888	$1,308,348,485	$114,817,403	8.8
Gross profit	83,442,400	81,660,279	1,782,121	2.2
Gross profit percentage	5.9%	6.2%
Retail
Sales	$22,541,883	$22,427,859	$114,024	0.5
Gross profit	8,095,126	8,261,158	(166,032)	(2.0)
Gross profit percentage	35.9%	36.8%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $23.0 million for the six months ended March 2026 and $19.2 million for the six months ended March 2025.

SALES – Six months ended March 2026

Sales in our Wholesale Segment increased $114.8 million during the six months ended March 2026 as compared to the same prior year period. Significant items impacting sales during the current period included a $60.7 million increase in sales related to price increases implemented by cigarette manufacturers, a $37.5 million increase in sales related to the volume and mix of cigarette cartons sold, and a $16.6 million increase in sales related to the volume and mix of products in our Other Products category. Sales in our Retail Segment increased approximately $0.1 million during the six months ended March 2026 as compared to the same prior year period, primarily due to higher sales volumes in our existing stores.

GROSS PROFIT – Six months ended March 2026

Gross profit in our Wholesale Segment increased $1.8 million during the six months ended March 2026 as compared to the same prior year period. Significant items impacting gross profit during the current period included an increase of $1.4 million related to the mix of volumes and promotions in our Other Products category, and a $1.0 million increase in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods, partially offset by a $0.6 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment decreased approximately $0.2 million during the six months ended March 2026 as compared to the same prior year period, primarily due to a decrease in gross profit related to same store sales.

OPERATING EXPENSE – Six months ended March 2026

Operating expenses increased $2.2 million during the six months ended March 2026 as compared to the same prior year period. Significant items impacting operating expenses during the current period included the impact of a prior year (Q1 2025) reduction in operating expenses related to a $1.5 million contingent liability fair value adjustment, a $1.6 million increase in other Wholesale Segment operating costs, a $0.2 million increase in allowance for credit losses, and a $0.1 million increase in operating expense costs in our Retail Segment. These increases in operating expenses were partially offset by a $0.8 million decrease in health and other insurance costs and a $0.4 million decrease related to employee compensation and benefit costs. The increase in our Retail Segment was primarily due to an increase in costs associated with our existing stores.

INTEREST EXPENSE – Six months ended March 2026

Interest expense decreased $0.2 million during the six months ended March 2026 as compared to the same prior year period, primarily due to lower interest rates and lower average debt balances in the current period.

INCOME TAX EXPENSE – Six months ended March 2026

The change in the Company’s effective income tax rate during the six-month period ended March 2026 as compared to the respective prior year period was primarily related to non-deductible expenses in relation to the amount of income (loss) from operations before income tax expense (benefit) and variances in the average effective state income tax rates between the comparative periods.

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

At March 2026, the Facilities had a total combined borrowing capacity of $305.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The AMCON Facility matures in June 2027, the Henry’s Facility matures in February 2028, and the Team Sledd Facility matures in March 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at March 2026 was $234.9 million, of which $137.1 million was outstanding, leaving $97.8 million available.

The average interest rate of the Facilities was 5.07% at March 2026. For the six months ended March 2026, the peak borrowings under the Facilities was $193.2 million, and the average borrowings and average availability under the Facilities was $154.6 million and $80.7 million, respectively.

Cross Default and Co-Terminus Provisions

The Team Sledd Facility and Team Sledd’s two notes payable contain cross default provisions. The Henry’s Facility and the Henry’s note payable also contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at March 2026. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at March 2026.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.3 million and $0.4 million for the three- and six-month periods ended March 2026, respectively, and $0.3 million and $0.4 million for the three- and six-month periods ended March 2025, respectively.

See Note 4 of Part I, Item 1 of this quarterly report on Form 10-Q for information regarding the Company’s March 2026 stock split.

Other

The Company has issued letters of credit totaling $2.9 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2025.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued unregistered securities during the quarterly period ended March 31, 2026, in relation to the stock split as described in Note 4 of Part I, Item 1 of this quarterly report on Form 10-Q. These issuances were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 and Rule 236 thereunder.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

(a) Exhibits

10.1	Joinder and Second Amendment to Loan and Security Agreement, dated March 26, 2026, between LOL Foods, Inc., HF Real Estate, LLC, McKinley Logistics, LLC, and BMO BANK N.A.

31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act

31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act

32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act

32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act

101	Inline XBRL Interactive Data File (filed herewith electronically)

104	Cover Page Interactive Data File – formatted in Inline XBRL and included in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMCON DISTRIBUTING COMPANY
(registrant)

Date: April 20, 2026	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: April 20, 2026	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)