Form 10-Q
period 2026-06-30
AMCON DISTRIBUTING CO
filed 2026-08-05
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The Registrant had 976,028 shares of its $.01 par value common stock outstanding as of August 4, 2026.

Form 10-Q

3rd Quarter

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2026 and September 30, 2025

	June	September
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$636,644	$744,613
Accounts receivable, less allowance for credit losses of $2.7 million at June 2026 and $2.4 million at September 2025	77,799,572	73,192,069
Inventories, net	153,611,733	153,276,545
Income taxes receivable	—	140,986
Prepaid expenses and other current assets	17,199,541	12,150,645
Total current assets	249,247,490	239,504,858

Property and equipment, net	108,959,374	107,844,655
Operating lease right-of-use assets, net	27,859,940	30,488,841
Goodwill	5,778,325	5,778,325
Other intangible assets, net	3,892,581	4,240,359
Other assets	3,587,673	3,231,488
Total assets	$399,325,383	$391,088,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,103,868	$69,532,355
Accrued expenses	15,978,173	15,459,406
Accrued wages, salaries and bonuses	5,090,221	6,745,698
Income taxes payable	996,840	—
Current operating lease liabilities	7,666,894	7,862,117
Current maturities of long-term debt	4,854,777	5,471,310
Current mandatorily redeemable non-controlling interest	—	7,020,895
Total current liabilities	90,690,773	112,091,781

Credit facilities	160,766,169	126,804,775
Deferred income tax liability, net	3,102,139	4,048,070
Long-term operating lease liabilities	20,364,983	22,845,456
Long-term debt, less current maturities	7,478,293	11,033,949
Other long-term liabilities	1,437,230	1,193,081

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 976,028 shares outstanding at June 2026 and 953,378 shares outstanding at September 2025	13,203	9,799
Additional paid-in capital	38,634,508	36,991,031
Retained earnings	109,243,343	108,475,842
Treasury stock at cost	(32,405,258)	(32,405,258)
Total shareholders’ equity	115,485,796	113,071,414
Total liabilities and shareholders’ equity	$399,325,383	$391,088,526

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Operations

for the three and nine months ended June 30, 2026 and 2025

	For the three months ended June		For the nine months ended June
	2026	2025	2026	2025
Sales (including excise taxes of $157.7 million and $141.7 million, and $438.8 and $411.2 million, respectively)	$835,340,185	$739,615,416	$2,281,047,956	$2,070,391,760
Cost of sales	785,535,765	690,000,517	2,139,706,010	1,930,855,424
Gross profit	49,804,420	49,614,899	141,341,946	139,536,336
Selling, general and administrative expenses	43,013,403	42,529,118	125,988,512	123,224,702
Depreciation and amortization	2,338,431	2,222,243	7,342,674	7,315,871
Operating expenses	45,351,834	44,751,361	133,331,186	130,540,573
Gain on sales of real estate	(1,796,723)	—	(1,796,723)	—
	43,555,111	44,751,361	131,534,463	130,540,573
Operating income	6,249,309	4,863,538	9,807,483	8,995,763

Other expense (income):
Interest expense	2,590,977	2,671,004	7,480,651	7,784,032
Change in fair value of mandatorily redeemable non-controlling interest	—	195,750	438,240	663,418
Other income, net	(43,234)	(111,763)	(249,457)	(279,693)
	2,547,743	2,754,991	7,669,434	8,167,757
Income from operations before income taxes	3,701,566	2,108,547	2,138,049	828,006
Income tax expense	1,015,000	790,000	833,000	751,000
Net income available to common shareholders	$2,686,566	$1,318,547	$1,305,049	$77,006

Basic earnings per share available to common shareholders	$2.89	$1.43	$1.41	$0.08
Diluted earnings per share available to common shareholders	$2.85	$1.42	$1.40	$0.08

Basic weighted average shares outstanding	930,727	922,857	928,846	920,866
Diluted weighted average shares outstanding	943,918	926,551	934,865	924,387

Dividends paid per common share	$0.12	$0.12	$0.55	$0.55

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Shareholders’ Equity

for the three and nine months ended June 30, 2026 and 2025

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
THREE MONTHS ENDED JUNE 2025
Balance, April 1, 2025	1,297,814	$9,799	(329,656)	$(31,272,163)	$35,715,308	$106,897,928	$111,350,872
Dividends on common stock, $0.12 per share	—	—	—	—	—	(116,183)	(116,183)
Compensation expense related to equity-based awards	—	—	—	—	637,861	—	637,861
Net income available to common shareholders	—	—	—	—	—	1,318,547	1,318,547
Balance, June 30, 2025	1,297,814	$9,799	(329,656)	$(31,272,163)	$36,353,169	$108,100,292	$113,191,097

THREE MONTHS ENDED JUNE 2026
Balance, April 1, 2026	1,320,464	$13,203	(344,436)	$(32,405,258)	$38,085,548	$106,673,900	$112,367,393
Dividends on common stock, $0.12 per share	—	—	—	—	—	(117,123)	(117,123)
Compensation expense related to equity-based awards	—	—	—	—	548,960	—	548,960
Net income available to common shareholders	—	—	—	—	—	2,686,566	2,686,566
Balance, June 30, 2026	1,320,464	$13,203	(344,436)	$(32,405,258)	$38,634,508	$109,243,343	$115,485,796

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
NINE MONTHS ENDED JUNE 2025
Balance, October 1, 2024	1,275,164	$9,648	(329,656)	$(31,272,163)	$34,439,735	$108,552,565	$111,729,785
Dividends on common stock, $0.55 per share	—	—	—	—	—	(529,279)	(529,279)
Compensation expense and issuance of stock in connection with equity-based awards	22,650	151	—	—	1,913,434	—	1,913,585
Net income available to common shareholders	—	—	—	—	—	77,006	77,006
Balance, June 30, 2025	1,297,814	$9,799	(329,656)	$(31,272,163)	$36,353,169	$108,100,292	$113,191,097

NINE MONTHS ENDED JUNE 2026
Balance, October 1, 2025	1,297,814	$9,799	(344,436)	$(32,405,258)	$36,991,031	$108,475,842	$113,071,414
Dividends on common stock, $0.55 per share	—	—	—	—	—	(537,548)	(537,548)
Compensation expense and issuance of stock in connection with equity-based awards	22,650	151	—	—	1,646,730	—	1,646,881
Issuance of shares for stock split	—	3,253	—	—	(3,253)	—	—
Net income available to common shareholders	—	—	—	—	—	1,305,049	1,305,049
Balance, June 30, 2026	1,320,464	$13,203	(344,436)	$(32,405,258)	$38,634,508	$109,243,343	$115,485,796

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

AMCON Distributing Company and Subsidiaries

Condensed Consolidated Unaudited Statements of Cash Flows

for the nine months ended June 30, 2026 and 2025

	June	June
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$1,305,049	$77,006
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	6,994,896	6,924,921
Amortization	347,778	390,950
Gain on sales of real estate	(1,796,723)	—
Gain on sales of property and equipment	(94,394)	(83,186)
Equity-based compensation	1,646,881	1,913,585
Deferred income taxes	(945,931)	(1,049,698)
Provision for credit losses	326,000	289,549
Inventory allowance	33,445	(108,194)
Change in fair value of contingent consideration	—	(1,453,452)
Change in fair value of mandatorily redeemable non-controlling interest	438,240	663,418
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	(4,933,503)	(8,471,600)
Inventories	(368,633)	(1,924,234)
Prepaid and other current assets	(5,048,896)	(1,998,163)
Other assets	(356,185)	(255,431)
Accounts payable	(13,645,498)	(7,669,560)
Accrued expenses and accrued wages, salaries and bonuses	(1,183,505)	(1,068,207)
Other long-term liabilities	244,149	400,606
Income taxes payable and receivable	1,137,826	950,130
Net cash flows from (used in) operating activities	(15,899,004)	(12,471,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,749,261)	(8,238,960)
Proceeds from sales of real estate	5,573,241	—
Proceeds from sales of property and equipment	174,533	106,163
Acquisition of Arrowrock Supply	—	(6,131,527)
Net cash flows from (used in) investing activities	(6,001,487)	(14,264,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	2,163,783,506	1,929,823,754
Repayments under revolving credit facilities	(2,129,822,112)	(1,896,504,987)
Principal payments on long-term debt	(4,172,189)	(3,938,660)
Dividends on common stock	(537,548)	(529,279)
Redemption and distributions to non-controlling interest	(7,459,135)	(1,961,410)
Net cash flows from (used in) financing activities	21,792,522	26,889,418
Net change in cash	(107,969)	153,534
Cash, beginning of period	744,613	672,788
Cash, end of period	$636,644	$826,322

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$7,461,969	$7,756,278
Cash paid during the period for income taxes, net of refunds	635,980	831,068

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$258,395	$42,729

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

During Q3 2026, we sold two smaller distribution facilities located in North Dakota and Illinois for total proceeds of approximately $5.6 million, resulting in a total gain of approximately $1.8 million. During Q2 2026, we purchased a distribution facility in Ohio for $8.0 million using borrowings from the Company’s revolving credit facilities. Our Wholesale Segment now operates 13 distribution centers located in Colorado, Idaho, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, Mars Wrigley, General Mills, Procter and Gamble, Ferrero and other major Consumer Packaged Goods and Foodservice suppliers. We also work closely with our customer base to source private label products on their behalf in a wide variety of categories. In addition, we market our own private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers. However, we do participate in a number of programs with our major vendors to support in-stock positions of our key products.

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

FINANCIAL STATEMENTS

The Company’s fiscal year ends on September 30th. The results for the interim period included with this Quarterly Report may not be indicative of the results which could be expected for the entire fiscal year. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated unaudited financial statements (“financial statements”) contain all adjustments necessary to fairly present the financial information included herein. The Company believes that although the disclosures contained herein are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements for the fiscal year ended September 30, 2025, as filed with the Securities and Exchange Commission on Form 10-K. For purposes of this report, unless the context indicates otherwise, all references to “we”, “us”, “our”, the “Company”, and “AMCON” shall mean AMCON Distributing Company and its consolidated subsidiaries. Additionally, the three-month fiscal periods ended June 30, 2026 and June 30, 2025 have been referred to throughout this Quarterly Report as Q3 2026 and Q3 2025, respectively. The fiscal balance sheet dates as of June 30, 2026 and September 30, 2025 have been referred to as June 2026 and September 2025, respectively. Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on previously reported net income or shareholders' equity.

ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted. The Company plans to prospectively adopt this ASU and expects that it will not materially impact the income tax disclosures in our consolidated financial statements.

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

2. INVENTORIES

Inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The Wholesale and Retail Segment inventories are purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.9 million at both June 2026 and September 2025. These reserves include the Company’s obsolescence allowance, which reflects estimated unsalable or non-refundable inventory based upon an evaluation of slow-moving and discontinued products.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 2026 and September 2025 was as follows:

	June	September
	2026	2025
Wholesale Segment	$5,778,325	$5,778,325

Other intangible assets at June 2026 and September 2025 consisted of the following:

	June	September
	2026	2025
Customer lists (Wholesale Segment) (less accumulated amortization of $0.9 million at June 2026 and $0.7 million at September 2025)	$2,593,617	$2,766,216
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.3 million at June 2026 and $0.3 million at September 2025)	30,083	44,333
Tradename (Wholesale Segment) (less accumulated amortization of $0.7 million at June 2026 and $0.6 million at September 2025)	768,881	929,810
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$3,892,581	$4,240,359

Goodwill and Retail Segment trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represent amounts allocated to its Wholesale Segment, which totaled approximately $5.8 million at both June 2026 and September 2025. The Company performs its annual impairment testing during the fourth fiscal quarter of each year or as circumstances change or necessitate. There have been no material changes to the Company’s impairment assessments since its fiscal year ended September 2025.

At June 2026, identifiable intangible assets considered to have finite lives were represented by customer lists that are being amortized over 15 years, a non-competition agreement that is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was approximately $0.1 million and $0.3 million for the three- and nine-month periods ended June 2026, respectively, and approximately $0.1 million and $0.4 million for the three- and nine-month periods ended June 2025.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at June 2026:

June
2026
Fiscal 2026 (1)	$115,925
Fiscal 2027	463,703
Fiscal 2028	451,037
Fiscal 2029	444,703
Fiscal 2030	301,656
Fiscal 2031 and thereafter	1,615,557
$3,392,581
(1)	Represents amortization for the remaining three months of Fiscal 2026.

4. DIVIDENDS

The Company paid cash dividends on its common stock totaling $0.1 million and $0.5 million for the three- and nine-month periods ended June 2026, respectively, and $0.1 million and $0.5 million for the three- and nine-month periods ended June 2025, respectively.

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

	For the three months ended June
	2026		2025
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	930,727	930,727	922,857	922,857
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	13,191	—	3,694
Weighted average number of shares outstanding	930,727	943,918	922,857	926,551
Net income available to common shareholders	$2,686,566	$2,686,566	$1,318,547	$1,318,547

Net earnings per share available to common shareholders	$2.89	$2.85	$1.43	$1.42

(1)	Diluted earnings (loss) per share calculation includes all equity-based awards deemed to be dilutive.

	For the nine months ended June
	2026		2025
	Basic	Diluted	Basic	Diluted
Weighted average number of common shares outstanding	928,846	928,846	920,866	920,866
Weighted average net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	—	6,019	—	3,521
Weighted average number of shares outstanding	928,846	934,865	920,866	924,387
Net income available to common shareholders	$1,305,049	$1,305,049	$77,006	$77,006

Net earnings per share available to common shareholders	$1.41	$1.40	$0.08	$0.08

(1)	Diluted earnings (loss) per share calculation includes all equity-based awards deemed to be dilutive.

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

At June 2026, the Facilities had a total combined borrowing capacity of $305.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2028 and the Team Sledd Facility matures in March 2028. Subsequent to June 30, 2026, the Company extended the maturity date of the AMCON Facility to July 2028. None of the Facilities carry a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at June 2026 was $243.7 million, of which $160.8 million was outstanding, leaving $82.9 million available.

The average interest rate of the Facilities was 5.04% at June 2026. For the nine months ended June 2026, the peak borrowings under the Facilities was $208.6 million, and the average borrowings and average availability under the Facilities was $163.0 million and $77.9 million, respectively.

Cross Default and Co-Terminus Provisions

The Team Sledd Facility and Team Sledd’s two notes payable contain cross default provisions. The Henry’s Facility and the Henry’s note payable also contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at June 2026. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at June 2026.

Other

The Company has issued letters of credit totaling $3.9 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

7. INCOME TAXES

The change in the Company’s effective income tax rate for the three- and nine-month periods ended June 2026 as compared to the respective prior year periods was primarily related to non-deductible expenses in relation to the amount of income (loss) from operations before income tax expense (benefit) and variances in the average effective state income tax rates between the comparative periods.

8. FAIR VALUE DISCLOSURES

Mandatorily Redeemable Non-Controlling Interest

The mandatorily redeemable non-controlling interest (“MRNCI”) liability recorded on the Company’s condensed consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. During Q3 2026, Team Sledd redeemed the remaining membership interests from its non-controlling interest, which increased the Company’s ownership percentage to 100% at June 2026. The Company owned approximately 92% of Team Sledd as of September 2025. The Company elected to present the MRNCI liability at fair value under FASB Accounting Standards Codification (“ASC”) 825 – Financial Instruments as it believed this best represented the future liability and cash flows. As such, the MRNCI balance at the end of each reporting period represents the fair value of the remaining future membership interest redemptions and other amounts due to noncontrolling interest holders as of each reporting date. The Company calculated the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at each reporting date, and changes in the fair value of the MRNCI were recorded as a component of other expense (income) in the condensed consolidated statements of operations. The MRNCI was classified as Level 3 because of the Company’s reliance on unobservable assumptions. The Company estimated the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events at each reporting date, including the timing of any future redemptions and an appropriate discount rate. During Q3 2026, the remaining amount due to non-controlling interest holders was distributed, resulting in the settlement of the MRNCI liability. At September 2025, the difference between the contractual amount due under the MRNCI and its fair value was approximately $0.3 million.

A summary of the MRNCI activity is as follows:

	For the Three Months Ended June 30,
	2026	2025
Fair value, beginning of period	$7,459,135	$8,679,168
Redemption of non-controlling interests	(828,000)	(1,812,558)
Distributions to non-controlling interest	(6,631,135)	(148,852)
Change in fair value	—	195,750
Fair value, end of period	$—	$6,913,508

	For the Nine Months Ended June 30,
	2026	2025
Fair value, beginning of period	$7,020,895	$8,211,500
Redemption of non-controlling interests	(828,000)	(1,812,558)
Distributions to non-controlling interest	(6,631,135)	(148,852)
Change in fair value	438,240	663,418
Fair value, end of period	$—	$6,913,508

Contingent Consideration

In April 2024, the Company acquired substantially all of the net operating assets of Burklund Distributors, Inc. (“Burklund”). A portion of the consideration exchanged in the acquisition of Burklund was in the form of contingent consideration, which the Company recorded at fair value as of the acquisition date. At each reporting date, the Company reevaluates whether the achievement of the targets to trigger the minimum payout of any contingent consideration is probable. In Q1 2025, the Company determined that the achievement of the targets to trigger the minimum payout of any contingent consideration was not probable, and adjusted the fair value of its contingent consideration liability and recognized operating income of approximately $1.5 million, which was recorded as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations. Upon the expiration of the agreement in Q3 2026, the Company reaffirmed that the targets to trigger the minimum payout of any contingent consideration had not been achieved.

9. BUSINESS SEGMENTS

The Company has two reportable business segments: the wholesale distribution of consumer products (the Wholesale Segment), and the retail sale of health and natural food products (the Retail Segment). The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who utilizes operating income (loss) to evaluate the Company’s business operations and allocate the Company’s resources to these business segments, which are aggregated based on a range of considerations including, but not limited to, the characteristics of each business, similarities in the nature and type of products sold, customer classes, methods used to sell the products and economic profiles. Included in the “Other” column are intercompany eliminations and assets held, charges incurred and income earned by our holding company.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2026
External revenue:
Cigarettes	$536,626,746	$—	$—	$536,626,746
Tobacco	150,098,380	—	—	150,098,380
Confectionery	52,221,227	—	—	52,221,227
Health food	—	10,684,609	—	10,684,609
Foodservice & other	85,709,223	—	—	85,709,223
Total external revenue	824,655,576	10,684,609	—	835,340,185
Cost of sales	778,659,407	6,876,358	—	785,535,765
Selling, general and administrative expenses	36,506,008	3,795,291	2,712,104	43,013,403
Depreciation	2,003,618	218,887	—	2,222,505
Amortization	115,926	—	—	115,926
Gain on sales of real estate	(1,796,723)	—	—	(1,796,723)
Operating income (loss)	9,167,340	(205,926)	(2,712,105)	6,249,309
Interest expense	—	—	2,590,977	2,590,977
Income (loss) from operations before taxes	9,182,499	(177,853)	(5,303,080)	3,701,566
Total assets	380,806,059	17,573,899	945,425	399,325,383
Capital expenditures	2,088,452	144,955	—	2,233,407

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
THREE MONTHS ENDED JUNE 2025
External revenue:
Cigarettes	$446,795,327	$—	$—	$446,795,327
Tobacco	142,823,422	—	—	142,823,422
Confectionery	51,876,960	—	—	51,876,960
Health food	—	11,330,519	—	11,330,519
Foodservice & other	86,789,188	—	—	86,789,188
Total external revenue	728,284,897	11,330,519	—	739,615,416
Cost of sales	682,826,911	7,173,606	—	690,000,517
Selling, general and administrative expenses	35,768,823	3,806,777	2,953,518	42,529,118
Depreciation	1,857,491	242,654	—	2,100,145
Amortization	122,098	—	—	122,098
Operating income (loss)	7,341,098	107,482	(2,585,042)	4,863,538
Interest expense	—	—	2,671,004	2,671,004
Income (loss) from operations before taxes	7,235,357	129,237	(5,256,047)	2,108,547
Total assets	375,881,609	16,873,406	1,160,510	393,915,525
Capital expenditures	829,566	159,332	—	988,898

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2026
External revenue:
Cigarettes	$1,442,968,829	$—	$—	$1,442,968,829
Tobacco	425,030,232	—	—	425,030,232
Confectionery	141,797,368	—	—	141,797,368
Health food	—	33,226,492	—	33,226,492
Foodservice & other	238,025,035	—	—	238,025,035
Total external revenue	2,247,821,464	33,226,492	—	2,281,047,956
Cost of sales	2,118,382,895	21,323,115	—	2,139,706,010
Selling, general and administrative expenses	106,351,108	11,578,769	8,058,635	125,988,512
Depreciation	6,324,858	670,038	—	6,994,896
Amortization	347,778	—	—	347,778
Gain on sales of real estate	(1,796,723)	—	—	(1,796,723)
Operating income (loss)	18,211,549	(345,430)	(8,058,636)	9,807,483
Interest expense	—	—	7,480,651	7,480,651
Income (loss) from operations before taxes	17,940,281	(262,946)	(15,539,286)	2,138,049
Total assets	380,806,059	17,573,899	945,425	399,325,383
Capital expenditures (1)	11,600,712	365,560	—	11,966,272

(1) Includes $8.0 million purchase of a distribution facility in Ohio.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
NINE MONTHS ENDED JUNE 2025
External revenue:
Cigarettes	$1,259,158,450	$—	$—	$1,259,158,450
Tobacco	400,560,151	—	—	400,560,151
Confectionery	135,675,489	—	—	135,675,489
Health food	—	33,758,378	—	33,758,378
Foodservice & other	241,239,292	—	—	241,239,292
Total external revenue	2,036,633,382	33,758,378	—	2,070,391,760
Cost of sales	1,909,515,118	21,340,306	—	1,930,855,424
Selling, general and administrative expenses	102,651,269	11,436,314	9,137,119	123,224,702
Depreciation	6,150,669	774,252	—	6,924,921
Amortization	390,950	—	—	390,950
Operating income (loss)	16,714,246	207,506	(7,925,989)	8,995,763
Interest expense	—	—	7,784,032	7,784,032
Income (loss) from operations before taxes	16,262,891	275,136	(15,710,021)	828,006
Total assets	375,881,609	16,873,406	1,160,510	393,915,525
Capital expenditures	6,798,565	466,176	—	7,264,741

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS UPDATE

The convenience store retail sector we service continues to face a challenging operating environment, most recently impacted by higher fuel prices, which have decreased consumer discretionary spending on in-store purchases. At the same time, the cost structures for wholesale distributors such as our Company have been impacted by the cumulative impact of inflation over a multi-year period. These inflationary pressures have increased operating costs in all areas of our business such as product costs, fuel, labor and employee benefits, equipment, and insurance.

The Company continues efforts to optimize its real estate footprint. In this regard, during Q3 2026, we sold two smaller distribution facilities located in North Dakota and Illinois for total proceeds of $5.6 million resulting in a total realized gain of approximately $1.8 million.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks related to natural disasters, climate change, or other sudden or unanticipated changes in weather conditions which may materially impact our operations, including but not limited to disruptions or damage to our assets, workforce, systems and technology, customer base, or insurance coverages (i.e. wildfires, floods, wind storms, tornadoes, extreme temperature changes, ice storms, blizzards, other violent storms, or adverse weather events),

●	risks to our business, customers, or employees associated with social unrest, labor disputes (strikes), natural disasters, domestic/political unrest and/or acts of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	the potential impact that ongoing or proposed increases or fluctuations in trade tariffs and/or changes to trade policies may have on raw materials or finished goods sourced from abroad which could result in higher prices for the products we sell while also decreasing consumer disposable income and demand,

●	risks associated with tariffs, disruptions to global shipping channels and supply chains, including those incident to wars and blockades, or other macroeconomic factors which may impact our cost structure and overall business risk, particularly related to oil/fuel/energy costs, product and equipment costs, wages, interest, food ingredient and commodity prices, consumer demand and disposable income, customer credit risk and our ability to pass on higher operating costs,

●	risks associated with weakness in retail level demand within the convenience store industry including declining demand for cigarette products,

●	risks associated with the emergence of artificial intelligence (AI) and how it may impact our industry, business, and/or ability to compete in the future,

●	risks associated with workforce availability and/or wage pressures which may be impacted by economic conditions, changes in governmental policies, or other changes in the operating environment which may impact our labor force,

●	risks associated with all forms of insurance renewals and the risk that the Company may not be able to renew various insurance with adequate levels of coverage, at favorable rates, or obtain insurance at all based upon market conditions within the insurance industry and/or because of the industry in which the Company operates,

●	risks associated with unrest in certain global regions which could further disrupt world supply chains, manufacturing centers, and shipping routes, impacting commodity/product availability and/or cost, as well as consumer demand trends,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	regulations, potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, and vaping products imposed by the FDA, state or local governmental agencies, or other parties, including proposed and pending regulations and/or product approvals/authorizations related to the manufacturing, distribution, and sale of certain menthol, vaping, and flavored tobacco products, including proposed rules which would limit nicotine levels in certain cigarette and tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with macroeconomic, black swan, or other similar events (e.g., stock market crashes, global unrest, supply chain disruptions, pandemics, etc.) that may impact the Company’s sales volumes and/or cost structure and for which the Company has limited ability within its business model to offset the related financial impact,

●	risks associated with the acquisition of businesses or assets, capital asset expenditure projects by either of our business segments such as the development of new facilities/locations or upgrades to distribution centers or retail stores, including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, customer turnover and retention risks, and risks related to the assumption of certain liabilities or obligations,

●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,

●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new, or closing unprofitable, retail stores,

●	risks to our brick and mortar retail business and potentially to our wholesale distribution business if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including human or artificial intelligence-generated security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks that product manufacturers may begin selling directly to convenience stores and bypass wholesale distributors,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources and/or our access to credit to adequately fund our operations,

●	domestic regulatory and legislative risks,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

CRITICAL ACCOUNTING ESTIMATES

Certain accounting estimates used in the preparation of the Company’s condensed consolidated unaudited financial statements (“financial statements”) require us to make judgments and estimates and the financial results we report may vary depending on how we make these judgments and estimates. Our critical accounting estimates are set forth in our annual report on Form 10-K for the fiscal year ended September 30, 2025, as filed with the Securities and Exchange Commission. There have been no significant changes with respect to these estimates and related policies during the nine months ended June 2026.

THIRD FISCAL QUARTER 2026 (Q3 2026)

The following discussion and analysis includes the Company’s results of operations for the three and nine months ended June 2026 and June 2025:

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

During Q3 2026, we sold two smaller distribution facilities located in North Dakota and Illinois for total proceeds of approximately $5.6 million, resulting in a total gain of approximately $1.8 million. During Q2 2026, we purchased a distribution facility in Ohio for $8.0 million using borrowings from the Company’s revolving credit facilities. Our Wholesale Segment now operates 13 distribution centers located in Colorado, Idaho, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, Mars Wrigley, General Mills, Procter and Gamble, Ferrero and other major Consumer Packaged Goods and Foodservice suppliers. We also work closely with our customer base to source private label products on their behalf in a wide variety of categories. In addition, we market our own private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers. However, we do participate in a number of programs with our major vendors to support in-stock positions of our key products.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE:

	2026	2025	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$835,340,185	$739,615,416	$95,724,769	12.9
Cost of sales	785,535,765	690,000,517	95,535,248	13.8
Gross profit	49,804,420	49,614,899	189,521	0.4
Gross profit percentage	6.0%	6.7%

Operating expense	$45,351,834	$44,751,361	$600,473	1.3
Gain on sales of real estate	(1,796,723)	—	(1,796,723)	100.0
Operating income	6,249,309	4,863,538	1,385,771	28.5
Interest expense	2,590,977	2,671,004	(80,027)	(3.0)
Change in fair value of mandatorily redeemable non-controlling interest	—	195,750	(195,750)	(100.0)
Income tax expense	1,015,000	790,000	225,000	28.5
Net income available to common shareholders	2,686,566	1,318,547	1,368,019	103.8

BUSINESS SEGMENTS:
Wholesale
Sales	$824,655,576	$728,284,897	$96,370,679	13.2
Gross profit	45,996,169	45,457,986	538,183	1.2
Gross profit percentage	5.6%	6.2%
Retail
Sales	$10,684,609	$11,330,519	$(645,910)	(5.7)
Gross profit	3,808,251	4,156,913	(348,662)	(8.4)
Gross profit percentage	35.6%	36.7%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $10.8 million in Q3 2026 and $13.0 million in Q3 2025.

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

SALES – Q3 2026 vs. Q3 2025

Sales in our Wholesale Segment increased $96.4 million during Q3 2026 as compared to Q3 2025. Significant items impacting sales during Q3 2026 included a $54.2 million increase in sales related to the volume and mix of cigarette cartons sold, a $35.6 million increase in sales related to price increases implemented by cigarette manufacturers, and a $6.6 million increase in sales related to the volume and mix of products in our tobacco, confectionery, foodservice, and other categories (“Other Products”). Sales in our Retail Segment decreased approximately $0.6 million during Q3 2026 as compared to Q3 2025, primarily due to lower sales volumes in our existing stores.

GROSS PROFIT – Q3 2026 vs. Q3 2025

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

Gross profit in our Wholesale Segment increased $0.5 million during Q3 2026 as compared to Q3 2025. Significant items impacting gross profit during Q3 2026 included an increase of $0.6 million related to the mix of volumes and promotions in our Other Products category and a $0.4 million increase related to the volume and mix of cigarette cartons sold between the comparative periods, partially offset by a $0.5 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment decreased approximately $0.3 million during Q3 2026 as compared to Q3 2025, primarily due to a decrease in gross profit related to same store sales.

OPERATING EXPENSE – Q3 2026 vs. Q3 2025

Operating expense includes selling, general and administrative expenses and depreciation and amortization. Selling, general, and administrative expenses primarily consist of costs related to our sales, warehouse, delivery and administrative departments, including purchasing and receiving costs, warehousing costs and costs of picking and loading customer orders. Our most significant expenses relate to costs associated with employees, facility and equipment leases, transportation, fuel, and insurance. Our Q3 2026 operating expenses increased $0.6 million as compared to Q3 2025. Significant items impacting operating expenses during Q3 2026 included a $0.9 million increase in fuel costs and a $0.8 million increase in other Wholesale Segment operating costs, partially offset by a $0.6 million decrease in health and other insurance costs and a $0.5 million decrease related to employee compensation and benefit costs.

GAIN ON SALES OF REAL ESTATE – Q3 2026 vs. Q3 2025

Represents the gain recognized during Q3 2026 as a result of the sale of two distribution facilities owned by the Company in North Dakota and Illinois, which generated approximately $5.6 million of total proceeds.

INTEREST EXPENSE – Q3 2026 vs. Q3 2025

Interest expense decreased $0.1 million in Q3 2026 as compared to Q3 2025, primarily due to lower interest rates in the current period.

INCOME TAX EXPENSE – Q3 2026 vs. Q3 2025

The change in the Q3 2026 income tax rate as compared to Q3 2025 was primarily related to non-deductible expenses in relation to the amount of income (loss) from operations before income tax expense (benefit) and variances in the average effective state income tax rates between the comparative periods.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE:

	2026	2025	Incr (Decr)	% Change
CONSOLIDATED:
Sales (1)	$2,281,047,956	$2,070,391,760	$210,656,196	10.2
Cost of sales	2,139,706,010	1,930,855,424	208,850,586	10.8
Gross profit	141,341,946	139,536,336	1,805,610	1.3
Gross profit percentage	6.2%	6.7%

Operating expense	$133,331,186	$130,540,573	$2,790,613	2.1
Gain on sales of real estate	(1,796,723)	—	(1,796,723)	100.0
Operating income	9,807,483	8,995,763	811,720	9.0
Interest expense	7,480,651	7,784,032	(303,381)	(3.9)
Change in fair value of mandatorily redeemable non-controlling interest	438,240	663,418	(225,178)	(33.9)
Income tax expense	833,000	751,000	82,000	10.9
Net income available to common shareholders	1,305,049	77,006	1,228,043	1,594.7

BUSINESS SEGMENTS:
Wholesale
Sales	$2,247,821,464	$2,036,633,382	$211,188,082	10.4
Gross profit	129,438,569	127,118,264	2,320,305	1.8
Gross profit percentage	5.8%	6.2%
Retail
Sales	$33,226,492	$33,758,378	$(531,886)	(1.6)
Gross profit	11,903,377	12,418,072	(514,695)	(4.1)
Gross profit percentage	35.8%	36.8%
(1)	Sales are reported net of costs associated with incentives provided to retailers. These incentives totaled $33.9 million for the nine months ended June 2026 and $32.2 million for the nine months ended June 2025.

SALES – Nine months ended June 2026

Sales in our Wholesale Segment increased $211.2 million during the nine months ended June 2026 as compared to the same prior year period. Significant items impacting sales during the current period included a $96.4 million increase in sales related to price increases implemented by cigarette manufacturers, a $91.7 million increase in sales related to the volume and mix of cigarette cartons sold, and a $23.1 million increase in sales related to the volume and mix of products in our Other Products category. Sales in our Retail Segment decreased approximately $0.5 million during the nine months ended June 2026 as compared to the same prior year period, primarily due to lower sales volumes in our existing stores.

GROSS PROFIT – Nine months ended June 2026

Gross profit in our Wholesale Segment increased $2.3 million during the nine months ended June 2026 as compared to the same prior year period. Significant items impacting gross profit during the current period included an increase of $1.9 million related to the mix of volumes and promotions in our Other Products category, and a $1.1 million increase in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods, partially offset by a $0.7 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment decreased approximately $0.5 million during the nine months ended June 2026 as compared to the same prior year period, primarily due to a decrease in gross profit related to same store sales.

OPERATING EXPENSE – Nine months ended June 2026

Operating expenses increased $2.8 million during the nine months ended June 2026 as compared to the same prior year period. Significant items impacting operating expenses during the current period included the impact of a prior year (Q1 2025) reduction in operating expenses related to a $1.5 million contingent liability fair value adjustment, a $2.7 million increase in other Wholesale Segment operating costs and a $0.9 million increase in fuel costs. These increases in operating expenses were partially offset by a $1.4 million decrease in health and other insurance costs and a $0.9 million decrease related to employee compensation and benefit costs.

GAIN ON SALES OF REAL ESTATE – Nine months ended June 2026

Represents the gain recognized during the nine months ended June 2026 as a result of the sale of two distribution facilities owned by the Company in North Dakota and Illinois, which generated approximately $5.6 million of total proceeds.

INTEREST EXPENSE – Nine months ended June 2026

Interest expense decreased $0.3 million during the nine months ended June 2026 as compared to the same prior year period, primarily due to lower interest rates in the current period.

INCOME TAX EXPENSE – Nine months ended June 2026

The change in the Company’s effective income tax rate during the nine-month period ended June 2026 as compared to the respective prior year period was primarily related to non-deductible expenses in relation to the amount of income (loss) from operations before income tax expense (benefit) and variances in the average effective state income tax rates between the comparative periods.

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

At June 2026, the Facilities had a total combined borrowing capacity of $305.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2028 and the Team Sledd Facility matures in March 2028. Subsequent to June 30, 2026, the Company extended the maturity date of the AMCON Facility to July 2028. None of the Facilities carry a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral.

Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at June 2026 was $243.7 million, of which $160.8 million was outstanding, leaving $82.9 million available.

The average interest rate of the Facilities was 5.04% at June 2026. For the nine months ended June 2026, the peak borrowings under the Facilities was $208.6 million, and the average borrowings and average availability under the Facilities was $163.0 million and $77.9 million, respectively.

Cross Default and Co-Terminus Provisions

The Team Sledd Facility and Team Sledd’s two notes payable contain cross default provisions. The Henry’s Facility and the Henry’s note payable also contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at June 2026. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at June 2026.

Dividend Payments

The Company paid cash dividends on its common stock totaling $0.1 million and $0.5 million for the three- and nine-month periods ended June 2026, respectively, and $0.1 million and $0.5 million for the three- and nine-month periods ended June 2025, respectively.

See Note 4 of Part I, Item 1 of this quarterly report on Form 10-Q for information regarding the Company’s March 2026 stock split.

Other

The Company has issued letters of credit totaling $3.9 million to its workers’ compensation insurance carriers as part of its self-insured loss control program.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2025.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

AMCON DISTRIBUTING COMPANY
(registrant)

Date: August 5, 2026	/s/ Christopher H. Atayan
Christopher H. Atayan,
Chief Executive Officer and Chairman

Date: August 5, 2026	/s/ Charles J. Schmaderer
Charles J. Schmaderer,
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)