Form 10-K
period 2026-09-30
AMCON DISTRIBUTING CO
filed 2026-11-09
CIK 928465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2026

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
NYSE Texas

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2026 was $19,312,124 computed by reference to the $89.99 closing price of such common stock equity on March 31, 2026.

As of November 6, 2026, there were 998,678 shares of common stock outstanding.

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive proxy statement for the December 2026 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A—Part III.

AMCON DISTRIBUTING COMPANY

PART I

For purposes of this report, unless the context indicates otherwise, all references to “we,” “us,” “our,” “Company,” and “AMCON” shall mean AMCON Distributing Company and its subsidiaries. The Company’s 2026 and 2025 fiscal years ended September 30, are herein referred to as fiscal 2026 and fiscal 2025, respectively. The fiscal year-end balance sheet dates of September 30, 2026 and September 30, 2025 are referred to herein as September 2026 and September 2025, respectively. This report and the documents incorporated by reference herein, if any, contain forward-looking statements, which are inherently subject to risks and uncertainties. See “Forward-Looking Statements” under Item 7 of this report.

ITEM 1.  BUSINESS

COMPANY OVERVIEW

AMCON Distributing Company was incorporated in Delaware in 1986 and our common stock is dual-listed on the NYSE American and the NYSE Texas under the symbol “DIT.” The Company serves customers in 35 states through two business segments:

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

WHOLESALE SEGMENT

Our Wholesale Segment is one of the largest wholesale distributors in the United States serving approximately 8,200 retail outlets including convenience stores, grocery stores, liquor stores, drug stores, and tobacco shops. We currently distribute over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. We have licenses, and operate, in 35 states, and are the third (3rd) largest convenience store distributor by geographic territory served.

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

During fiscal 2026, we purchased a distribution facility in Ohio for $8.0 million using borrowings from the Company’s revolving credit facilities. In addition, we sold two smaller distribution facilities located in North Dakota and Illinois for total proceeds of approximately $5.6 million net of transaction costs, resulting in a pretax gain of approximately $1.8 million. Our Wholesale Segment operates 13 distribution centers located in Colorado, Idaho, Illinois, Indiana, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, Tennessee and West Virginia. These distribution centers, combined with cross-dock facilities, include approximately 1.7 million square feet of permanent floor space. Our principal suppliers include Altria, RJ Reynolds, ITG Brands, Hershey, Kellanova, Kraft Heinz, Mars Wrigley, General Mills, Procter and Gamble, Ferrero and other major Consumer Packaged Goods and Foodservice suppliers. We also work closely with our customer base to source private label products on their behalf  in a wide variety of categories. In addition, we market our own private label lines of water, candy products, batteries, and other products. We do not maintain any long-term purchase contracts with our suppliers. However, we do participate in a number of programs designed by our major vendors to support in-stock positions of our key products.

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

PRINCIPAL PRODUCTS

The sales of cigarettes represented approximately 64% and 61% of our consolidated revenue in fiscal 2026 and fiscal 2025, respectively. Sales of candy, beverages, foodservice, groceries, health food products, paper products, health and beauty care products, and tobacco products represented approximately 36% and 39% of our consolidated revenue in fiscal 2026 and fiscal 2025, respectively.

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

Our competitors primarily include other specialty food retailers such as Whole Foods Market, Sprouts Farmers Market, Trader Joe’s, Natural Grocers, General Nutrition Centers and Vitamin Shoppe, regional and local Health and Natural Foods operators and co-ops, as well as conventional supermarkets such as Kroger, Albertsons, Safeway, H-E-B and Publix, discount retailers such as Target and Walmart, warehouse membership clubs such as Costco, online retailers such as

AmazonTM, specialty stores, restaurants, home delivery and meal solution companies, and any other outlets offering food and similar products as those found in our stores.

We believe consumers are increasingly focused on active health management and are seeking out healthy foods, vitamins and supplements to support their wellness goals. The demand for healthy products is driven by many factors, including increased awareness about the benefits of clean eating, a focus on preventative health measures, and a sharp rise in chronic conditions and health care costs.

As such, we believe our retail business is uniquely positioned to service this customer base given the breadth of our health and wellness product offerings, combined with the Company’s long and trusted reputation serving the wellness market with highly trained and engaged store associates.

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

GOVERNMENT REGULATION

AMCON is subject to regulation by federal, state and local governmental agencies, including but not limited to the U.S. Department of Agriculture (“USDA”), the U.S. Food and Drug Administration (“FDA”), the Occupational Safety and Health Administration (“OSHA”), the Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and the U.S. Department of Transportation (“DOT”). These regulatory agencies generally impose standards for product quality and sanitation, workplace safety, and security and distribution policies.

The Company operates in 35 states and is subject to state regulations related to the distribution and sale of cigarettes and tobacco products, generally in the form of licensing and bonding requirements. Additionally, both state and federal regulatory agencies have the ability to impose excise taxes on cigarette and tobacco products. In recent years, a number of states have increased the excise taxes levied on cigarettes and tobacco products. We expect this trend to continue as legislators look for alternatives to fund budget shortfalls and as a mechanism to discourage tobacco product use.

ENVIRONMENTAL MATTERS

All of AMCON’s facilities and operations are subject to state and federal environmental regulations. The Company believes it is in compliance with all such regulations and is not aware of any violations that could have a material adverse effect on its financial condition or results of operations. Further, the Company has not been notified by any governmental authority of any potential liability or other claim in connection with any of its properties. The costs and effect on the Company to comply with state and federal environmental regulations were not significant during either fiscal 2026 or fiscal 2025.

EMPLOYEES

At September 2026, the Company had 1,314 full-time and 151 part-time employees, which together serve in the following areas:

Managerial	60
Administrative	148
Delivery	290
Sales & Marketing	415
Warehouse	552
Total Employees	1,465

Approximately 30 of our wholesale delivery employees in our Quincy, Illinois distribution center are represented by the International Association of Machinists and Aerospace Workers (“IAMAW”). The current labor agreement with the union expires later in November 2026, and the Company is currently negotiating a renewal. The Company believes it maintains a good working relationship with the union and expects to reach a new agreement.

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

Our cigarette, tobacco and tobacco-related products are subject to extensive regulation at the federal, state and local levels. In 2009, the Family Smoking Prevention and Tobacco Control Act was signed into law, which granted the FDA the authority to regulate the production, distribution, and marketing of tobacco products in the United States. Specifically, the legislation established an FDA office to regulate changes to nicotine yields, chemicals, flavors, ingredients, and the labeling used to produce and market tobacco products. The FDA office is financed through user fees paid by tobacco companies, which are passed on to wholesale distributors and end consumers in the form of higher costs.

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

The distribution of cigarettes represents a significant portion of our business. During fiscal 2026, approximately 64% of our consolidated revenues came from the distribution of cigarettes, which generated approximately 17% of our consolidated gross profit. Due to manufacturer price increases, restrictions on advertising and promotions, regulation, higher excise and other taxes, health concerns, smoking bans, and other factors, the demand for cigarettes may continue to decline.  If this occurs, our results from operations, cash flow, business, and overall financial condition could be negatively impacted.

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

Increases in excise taxes and other tobacco-related taxes and fees imposed by the FDA and other governmental authorities may reduce the long-term demand for cigarette and tobacco products and/or result in a sales shift from higher margin premium cigarette and tobacco products to lower margin deep-discount brands, or even illicit channels, while at the same time increasing the Company’s accounts receivable risk and inventory carrying costs. If any of these events were to occur, our results from operations, cash flow, liquidity position, and overall financial condition could be negatively impacted.

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

The wholesale distribution industry is highly competitive. There are many distribution companies operating in the same geographical regions as our Company. Our Company’s principal competitors are national and regional wholesalers, along with a host of smaller grocery and tobacco wholesalers. We also face increased competition from a range of other online or direct-to-business retailers who sell many of the same products we supply. Most of our wholesale distribution competitors generally offer a wide range of products at prices comparable to those we offer. Some of our competitors have substantial financial resources and long-standing customer relationships. Our competitors, including new market participants, may more quickly or successfully develop, commercialize or adopt innovative products, business models or technologies, including artificial intelligence (“AI”), which could reduce our ability to compete effectively. This competition may reduce our margins and/or cause a loss in market share, adversely impacting our results of operations, cash flow, and financial condition.

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

In our retail health food business, we compete with a wide range of well-financed regional and national competitors such as Whole Foods Market, Sprouts Farmers Market, Trader Joe’s, Natural Grocers, General Nutrition Centers, Vitamin Shoppe, and other online competitors such as Amazon™ who all have embarked on aggressive expansion strategies. Additionally, we compete with specialty supermarkets, other independent natural foods store chains, small specialty stores, and restaurants. Conventional supermarkets and mass market outlets such as Kroger, Albertsons, Safeway, H-E-B and Publix, discount retailers such as Target and Walmart, and warehouse membership clubs such as Costco have also significantly increased their offerings of organic and natural products providing another layer of competition.

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

The emergence and spread of a major epidemic or pandemic or other widespread public health issue could affect our employees, suppliers and/or customers and cause disruption in our operations including, but not limited to, travel restrictions, temporary closing of one or more of our distribution warehouses or retail stores, labor shortages, supply chain interruptions, business shutdowns, or regional quarantines. These disruptions could negatively affect our ability to service our customers, could contribute to adverse economic conditions including decreases in demand for the products we distribute, resulting in lower sales and profitability, or could present increased credit risk to the Company from customer credit defaults resulting from an economic downturn. In addition to the potential operational risks described above, disruptions caused by a widespread public health issue could present increased reputational risk to the Company or result in legal claims or costly response measures.

●	Severe Weather, Natural Disasters and the Effects of Climate Change Could Disrupt Our Operations and Adversely Affect Our Business.

Our operations, including our distribution centers, fleet delivery operations and retail health food stores, are subject to disruption from severe weather events, including tornadoes, ice storms, hurricanes, floods, wildfires and extreme temperatures. Such events could damage our facilities, disrupt our supply chain and the supply chains of our vendors, impair our ability to deliver products to our customers in a timely manner, if at all, and cause temporary closures of our distribution centers or retail stores. In addition, changes in federal, state, or local laws and regulations designed to address climate change, including potential restrictions on greenhouse gas emissions, fuel efficiency mandates, or other environmental requirements applicable to our operations, could increase our operating costs or require changes to our business practices. The potential impact of climate change or related regulatory developments on our business is uncertain, but may adversely affect our business, financial condition and results of operations.

●	Food-safety Issues and Foodborne Illnesses, Whether Actual or Reported, or the Failure to Comply with Applicable Regulations Relating to the Transportation, Storage or Service of Food, Could Adversely Affect Our Business and Reputation.

Any instances of or reports linking products we sell to foodborne illnesses, food tampering, contamination, mislabeling or other food-safety issues could damage the value of our brand and may lead to product liability and personal injury claims, litigation, government investigations and damages. In addition, customer preferences and store traffic could be adversely impacted by food-safety issues, health concerns or negative publicity about the consumption of products we sell, which could damage our reputation and cause a decline in demand for those products and adversely impact our sales. Further, a failure by any of our suppliers to use quality ingredients and products and/or to comply with applicable food and food-safety laws and industry standards could disrupt our supply chain, damage our reputation and adversely impact our business, financial condition and results of operations.

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

We rely extensively on our information technology systems and those of third parties to operate our business. Our information technology systems may be subject to damage or interruption from a number of factors, including but not limited to, power outages, equipment failure, telecommunications failures, security breaches, cyber-attacks, phishing attacks, system breaches and/or external cyber-attacks involving the manipulation of vendor or customer invoices or bank routing information, computer viruses, malware or other methods and causes. The rapid evolution and increased adoption of emerging technologies, such as AI, may also increase the frequency, magnitude and sophistication of cyber-attacks. Furthermore, the incorporation or use of AI within information technology systems may present unpredictable risks, including risks related to the misuse of confidential information and/or the reliability of outputs. Our suppliers and customers also rely extensively on information technology systems and face similar risks. Although we make efforts to maintain the security, integrity and redundancy of our systems and have implemented various measures to manage the risk of system disruptions or failures, there can be no assurance that these efforts and measures will be effective. If any of our information technology systems or those of third parties on which we rely are damaged or made unavailable to us, or if our suppliers or customers experience similar events, it could have a material negative impact on our operations and profits.

●	We May Be Subject to Risks Associated with the Integration and Increased Use of Artificial Intelligence Technologies.

We and third parties on which we rely increasingly use AI and AI-enabled technologies in operations, and we expect the use of these technologies to continue to expand. AI-enabled technologies are complex and subject to errors, biases, data quality issues, security vulnerabilities, improper configuration, unexpected behavior or other limitations that could affect their accuracy, reliability or effectiveness. These issues could result in operational disruptions, inaccurate or unreliable outputs, data loss or corruption, or unauthorized access to or disclosure of confidential or other sensitive information. The increased use of AI may also increase risks relating to cybersecurity, privacy, intellectual property, regulatory compliance, litigation and reputational concerns. Although we have implemented measures to manage risks associated with our development and use of AI, there can be no assurance that our efforts will be effective. If our AI systems or those of third parties on which we rely fail to operate as intended, or if we fail to develop, implement or manage AI effectively, it could have a material negative impact on our operations and profits.

●	More Stringent Laws and Regulation Related to Privacy, Data Use, Data Protection and Artificial Intelligence as well as Consumers’ Expectations to Safeguard Their Personal Information May Have an Adverse Effect on our Business.

We are subject to laws, rules and regulations that restrict the collection, use and security of personal information of consumers, employees or others. Regulatory actions seeking to impose significant financial penalties for noncompliance and/or legal actions (including those pursuant to laws providing for private rights of action by consumers) could be brought against the Company in the event that data or personal information is compromised and/or misused, or from perceived or actual non-compliance with data protection, privacy or AI requirements. The rapid evolution and increased adoption of AI technologies may intensify these risks. Our third-party information technology providers may use AI tools without disclosing their usage to us, and the providers of these AI tools may not adhere to data privacy standards. Further, any unauthorized release of personal information could harm our reputation, disrupt our business, cause us to expend significant resources and lead to a loss of consumer confidence resulting in an adverse impact on our business. We can provide no assurance that any security measures, technology investments or other safeguards will protect our information systems and data from all threats.

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

In addition, at September 2026, approximately 30 of our delivery drivers in our Wholesale Segment are covered by a collective bargaining agreement with a labor organization. The current labor agreement expires later in November 2026, and the Company is currently negotiating a renewal. The Company believes it maintains a good working relationship with the union and expects to reach a new agreement. Strikes, work stoppages, or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair distribution of our products or result in a loss of sales, which could adversely affect our business, financial position and results of operations. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

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

RISK FACTORS RELATED TO OUR COMMON STOCK

●	The Company Has Few Shareholders of Record And, If this Number Remains below 300, as was the case as of September 30, 2026, the Company Will No Longer Be Obligated to Report under the Securities Exchange Act of 1934 and in Such Case We May Be Delisted from NYSE American and NYSE Texas, Reducing the Ability of Investors to Trade in Our Common Stock.

If the number of owners of record (including direct participants in the Depository Trust Company) of our common stock remains below 300, as was the case as of September 30, 2026, our obligation to file reports under the Securities Exchange Act of 1934 could be suspended. While the Company currently has no intention to cease reporting, if we take advantage of this right we will likely reduce administrative costs of complying with public company rules, but periodic and current information updates about the Company would not be available to investors. In addition, the common stock of the Company would be removed from listing on NYSE American and NYSE Texas. This would likely impact investors’ ability to trade in our common stock.

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

The day-to-day management of the Company’s cybersecurity framework is managed by the Company’s information technology team while operational oversight of its design and function is managed by the Company’s management team including, but not limited to, its Chief Operating Officer (COO), Chief Financial Officer (CFO), Vice President of Implementation and Launch, and Director of Information Technology, all of whom have substantial experience managing enterprise risk, including cybersecurity risks. Our management team is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with our incident response procedures.

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

ITEM 2.  PROPERTIES

The location and approximate square footage of the Company’s 13 distribution centers and 15 retail stores at September 2026 are set forth below:

Location	Square Feet
Distribution—CO, ID, IL, IN, MN, MO, ND, NE, OH, SD, TN & WV	1,710,000
Retail—AR, FL, & OK	158,000
Total Square Footage	1,868,000

The Company leases certain distribution facilities, retail stores, offices, and certain equipment under operating leases. As further described in Note 6 to the Consolidated Financial Statements, certain of our distribution facilities in Colorado, Idaho, Illinois, Missouri and South Dakota are owned by the Company and are included as collateral under AMCON’s credit facility (“the AMCON Facility”). Henry’s distribution center in Minnesota and AMCON’s distribution center in Ohio are owned by the Company and are included as collateral under Henry’s credit facility (“the Henry’s Facility”). Team Sledd’s principal office and warehouse in West Virginia are collateral against two separate notes payable and Team Sledd’s credit facility (the “Team Sledd Facility”). Management believes that its existing facilities are adequate for the Company’s current level of operations, however, larger facilities and/or additional cross-dock facilities and retail stores may be required if the Company experiences growth in certain market areas.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
Christopher H. Atayan	66	Chairman of the Board, Chief Executive Officer, Director
Andrew C. Plummer	52	President, Chief Operating Officer, Director
Charles J. Schmaderer	57	Vice President, Chief Financial Officer, Secretary

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The Company’s common stock trades on NYSE American and NYSE Texas (the “Exchanges”) under the trading symbol “DIT”. As of November 6, 2026, the closing price of our common stock on the Exchanges was $62.30 and there were 998,678 common shares outstanding. As of that date, the Company had approximately 715 persons holding common shares beneficially of which approximately 125 are shareholders of record (including direct participants in the Depository Trust Company).

DIVIDEND POLICY

On a quarterly basis, the Company’s Board of Directors evaluates the potential declaration of dividend payments on the Company’s common stock. Our dividend policy is intended to return capital to shareholders when it is most appropriate. The AMCON Facility described in Note 6 of Part II, Item 8 provides that the Company may not pay dividends on its common shares in excess of $7.0 million on an annual basis in fiscal years 2026 and 2025, and $5.0 million on an annual basis thereafter. There is no limit on dividend payments provided that certain excess availability measurements have been maintained for the 30-day period immediately prior to the payment of any such dividends or distributions, and immediately after giving effect to any such dividend or distribution payments, the Company has a fixed charge coverage ratio of at least 1.0 to 1.0 as defined in the AMCON Facility agreement.

Our Board of Directors could decide to alter our dividend policy or not pay quarterly dividends at any time in the future. Such an action by the Board of Directors could result from, among other reasons, changes in the marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions in the capital markets, or other events affecting our business, liquidity or financial position. The Company paid cash dividends of approximately $0.7 million, or $0.67 per common share, and $0.6 million, or $0.67 per common share, during fiscal 2026 and fiscal 2025, respectively.

During the fiscal years ended September 30, 2026 and September 30, 2025, the Company did not sell any unregistered securities. The Company issued unregistered securities in relation to the stock split described in Note 1 of Part II, Item 8. These issuances were exempt from registration under Section 3(a)(9) of the Securities Act of 1933 and Rule 236 thereunder. The Company issued unregistered securities to certain members of the Company’s management team in relation to the granting of restricted stock awards as described in Note 11 of Part II, Item 8. These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

REPURCHASE OF COMPANY SHARES

The Company did not repurchase any shares of its common stock during fiscal 2026. During fiscal 2025, the Company repurchased a total of 14,780 shares of its common stock for cash totaling approximately $1.1 million. All repurchased shares were recorded in treasury stock at cost. At September 2026, 75,000 shares of the Company’s common shares remained authorized for repurchase in either the open market or privately negotiated transactions, as previously approved by the Company’s Board of Directors.

EQUITY COMPENSATION PLAN INFORMATION

We refer you to Item 12 of this report for the information required by Item 201(d) of SEC Regulation S-K.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8 and other information in this report, including the Critical Accounting Estimates and Forward-Looking Statements included at the end of this Item 7. The following discussion and analysis includes the results of operations for the twelve-month periods ended September 2026 and September 2025. For more information regarding our business segments, see Item 1 “Business” of this Annual Report.

Business Update

The convenience store retail industry we service continues to face a challenging operating environment impacted by cautious consumer spending. At the same time, the cost structure for Convenience Distributors such as our Company has been stressed by higher operating costs across virtually all expense categories, including but not limited to product cost, fuel, labor, equipment, transportation and all forms of insurance.

We continue to closely monitor any proposals from regulatory bodies, including the United States Food and Drug Administration (“FDA”), which may limit and/or prohibit the sale of certain products sold by our Company such as cigarettes (including menthol cigarettes), vape products, tobacco, or other alternative nicotine delivery products.

Despite these near-term challenges, the convenience store sector we service continues to provide promising long-term growth opportunities and the Company has taken deliberate steps to position itself as one of the few premier national distributors servicing this market. Targeted investments in facility upgrades, geographic expansion, enhancements to our foodservice platform, the addition of advertising services, and investments in proprietary technology have been well received by both manufacturers and customers alike who are consolidating their service providers.

We believe these targeted investments will be a competitive differentiator over time and will set the stage for future growth as major manufacturers and leading convenience store chains are increasingly relying on large distributors who can both cover wide geographic footprints and deploy unique merchandising and technology solutions.

Our Company ranks as the third (3rd) largest Convenience Distributor in the United States as measured by territory and we believe is well positioned to capitalize on industry growth trends.

Results of Operations

The following table sets forth an analysis of various components of the Company’s Statement of Operations as a percentage of sales for fiscal years 2026 and 2025:

	Fiscal Years
	2026	2025
Sales	100.0%	100.0%
Cost of sales	93.9	93.3
Gross profit	6.1	6.7
Selling, general and administrative expenses	5.5	5.9
Depreciation and amortization	0.3	0.3
Operating expenses	5.8	6.2
Gain on sales of real estate	(0.1)	—
Operating income	0.4	0.5
Interest expense	0.3	0.4
Change in fair value of mandatorily redeemable non-controlling interest	0.0	0.0
Other (income), net	(0.0)	(0.0)
Income from operations before income taxes	0.1	0.1
Income tax expense	0.0	0.1
Net income available to common shareholders	0.1%	0.0%

The following table presents selected statement of operations data for fiscal years 2026 and 2025:

($ in millions)	2026	2025	Incr (Decr) (2)
CONSOLIDATED:
Sales (1)	$3,123.4	$2,816.7	$306.7
Cost of sales	2,931.3	2,628.5	302.8
Gross profit	192.1	188.2	3.9
Gross profit percentage	6.1%	6.7%

Operating expense	$180.0	$175.7	$4.3
Gain on sales of real estate	(1.8)	—	(1.8)
Operating income	13.8	12.6	1.2
Interest expense	9.9	10.4	(0.5)
Change in fair value of mandatorily redeemable non-controlling interest	0.4	0.9	(0.5)
Income tax expense	1.4	1.0	0.4
Net income available to common shareholders	2.4	0.6	1.8

BUSINESS SEGMENTS:
Wholesale
Sales	$3,079.7	$2,772.2	$307.5
Gross profit	176.5	171.8	4.7
Gross profit percentage	5.7%	6.2%
Retail
Sales	$43.7	$44.5	$(0.8)
Gross profit	15.5	16.4	(0.9)
Gross profit percentage	35.6%	36.9%

(1)	Sales are reported net of costs associated with incentives provided to customers. These incentives totaled $45.4 million and $43.2 million in fiscal 2026 and fiscal 2025, respectively.
(2)	Calculated based on rounded numbers as presented in the table.

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

SALES—Fiscal 2026 vs. Fiscal 2025

Sales in our Wholesale Segment increased $307.5 million during fiscal 2026 as compared to fiscal 2025. Significant items impacting sales during fiscal 2026 included a $144.7 million increase in sales related to the volume and mix of cigarette cartons sold, a $130.3 million increase in sales related to price increases implemented by cigarette manufacturers, and a $32.5 million increase in sales related to the volume and mix of products in our tobacco, confectionary, foodservice, and other categories (“Other Products”).

Sales in our Retail Segment decreased approximately $0.8 million in fiscal 2026 as compared to fiscal 2025 primarily related to the impact of lower sales volumes in our existing stores.

GROSS PROFIT—Fiscal 2026 vs. Fiscal 2025

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

Gross profit in our Wholesale Segment increased $4.7 million during fiscal 2026 as compared to fiscal 2025. Significant items impacting gross profit during fiscal 2026 included a $2.9 million increase in gross profit related to the mix of volumes and promotions in our Other Products category, and a $2.9 million increase in gross profit related to the volume and mix of cigarette cartons sold between the comparative periods, partially offset by a $1.1 million decrease in gross profit due to the timing and related benefits of cigarette manufacturer price increases. Gross profit in our Retail Segment decreased approximately $0.9 million in fiscal 2026 as compared to fiscal 2025, related to the impact of lower gross margins and sales in our existing stores.

OPERATING EXPENSE—Fiscal 2026 vs. Fiscal 2025

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

Our fiscal 2026 consolidated operating expenses increased $4.3 million as compared to fiscal 2025. Significant items impacting operating expenses during fiscal 2026 included the impact of a prior year (Q1 2025) reduction in operating expenses related to a $1.5 million contingent liability fair value adjustment, a $2.3 million increase in other Wholesale Segment operating costs and a $2.0 million increase in fuel costs. These increases in operating expenses were partially offset by a $1.0 million decrease related to employee compensation and benefit costs, a $0.4 million decrease in health and other insurance costs and a $0.1 million decrease in operating costs in our Retail Segment.

GAIN ON SALES OF REAL ESTATE — Fiscal 2026 vs. Fiscal 2025

Gain on sales of real estate increased $1.8 million during fiscal 2026 as compared to fiscal 2025, primarily due to the sale of two distribution facilities owned by the Company in North Dakota and Illinois, which generated approximately $5.6 million of total proceeds, net of transaction costs.

INTEREST EXPENSE — Fiscal 2026 vs. Fiscal 2025

Interest expense decreased $0.5 million during fiscal 2026 as compared to fiscal 2025, primarily due to lower interest rates in the current period.

INCOME TAX EXPENSE — Fiscal 2026 vs. Fiscal 2025

The change in the Company’s effective tax rate during fiscal 2026 as compared to fiscal 2025 was primarily related to non-deductible expenses in relation to the amount of income from operations before income tax expense and variances in the average effective state income tax rates between the comparative periods.

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

The Company primarily finances its operations through three credit facility agreements (a) a facility that is an obligation of AMCON Distributing Company (the “AMCON Facility”), (b) a facility that is an obligation of Team Sledd (“Team Sledd”, and the “Team Sledd Facility”) and (c) a facility that is the obligation of Henry’s (the “Henry’s Facility”) (collectively, the “Facilities”) and long-term debt agreements with banks. The Team Sledd Facility and the Henry’s Facility are non- recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company.

At September 2026, the Facilities have a total combined borrowing capacity of $305.0 million, which includes provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2028, the Team Sledd Facility matures in March 2028, and the AMCON Facility matures in July 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at September 2026 was $240.7 million, of which $148.3 million was outstanding, leaving $92.4 million available.

The average interest rate of the Facilities was 5.40% at September 2026. During fiscal 2026, the peak borrowings under the Facilities was $208.6 million, and the average borrowings and average availability under the Facilities was $162.5 million and $78.9 million, respectively.

Cross Default and Co-Terminus Provisions

The Team Sledd Facility and Team Sledd’s two notes payable contain cross default provisions. The Henry’s Facility and the Henry’s note payable also contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at September 2026. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the Facilities at September 2026.

Dividend Payments

The Company paid cash dividends of $0.7 million, or $0.67 per common share, and $0.6 million, or $0.67 per common share, during fiscal 2026 and fiscal 2025, respectively.

See Note 1 of Part II, Item 8 of this annual report on Form 10-K for information regarding the Company’s March 2026 stock split.

Other

The Company has issued letters of credit to its workers’ compensation insurance carriers as part of its self-insured loss control program totaling $3.9 million and $3.1 million as of September 2026 and September 2025, respectively.

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

ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted. The Company prospectively adopted ASU 2023-09 on September 30, 2026. The adoption of ASU 2023-09 did not have a material effect on the Company’s consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which amended the guidance in Topic 326 to allow entities to elect a practical expedient to assume the current conditions as of the balance sheet date remain unchanged over the remaining life of an asset in developing reasonable and supportable forecasts as part of estimating expected credit losses. This amended guidance is effective for annual periods beginning after December 15, 2025 (fiscal 2027 for the Company), and interim periods within those annual periods, with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

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

It should be understood that the following important factors, in addition to those discussed elsewhere in this document, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements:

●	risks related to natural disasters, climate change, or other sudden or unanticipated changes in weather conditions which may materially impact our operations, including but not limited to disruptions or damage to any of our assets, (inventory, buildings, equipment, etc.) workforce, systems and technology, customer base, or insurance coverages (e.g., wildfires, floods, wind storms, tornadoes, extreme temperature changes, ice storms, blizzards, other violent storms, or adverse weather events),

●	risks to our business, customers, or employees associated with social unrest, labor disputes (strikes), natural disasters, domestic/political unrest and/or acts of violence, or any restrictions, regulations, or security measures implemented by governmental bodies in response to these items,

●	the potential impact that ongoing or proposed increases or fluctuations in trade tariffs and/or changes to trade policies may have on raw materials or finished goods sourced from abroad which could result in higher prices for the products we sell while also decreasing consumer disposable income and demand,

●	risks associated with tariffs, disruptions to global shipping channels and supply chains, including those incident to wars and blockades, or other macroeconomic factors which may impact our cost structure and overall business risk, particularly related to oil/fuel/energy costs, product and equipment costs, wages, interest, food ingredient and commodity prices, consumer demand and disposable income, customer credit risk, and our ability to pass on higher operating costs,

●	risks associated with weakness in retail level demand within the convenience store industry including declining demand for cigarette products,

●	risks associated with the emergence of artificial intelligence (AI) and how it may impact our industry, business, and/or ability to compete in the future,

●	risks associated with workforce availability and/or wage pressures which may be impacted by economic conditions, changes in governmental policies, or other changes in the operating environment which may impact our labor force,

●	risks associated with all forms of insurance including the risk that our insurance carriers may not respond to a particular claim or that our insurance coverage is inadequate for a particular claim or series of claims, in addition to the risk that we may not be able to renew various insurance with adequate levels of coverage, at favorable rates, or obtain insurance at all based upon market conditions within the insurance industry and/or because of the industry in which the Company operates,

●	risks associated with higher interest rates or prolonged periods of higher interest rates and the related impact on demand, customer credit risk, profitability, and cash flows for both the Company and its customer base, particularly as it relates to variable interest rate borrowings, as well as the risk that such borrowings may not be renewed in the future on favorable terms or at all,

●	risks associated with any systemic pressures in the banking system, particularly as they relate to customer credit risk and any resulting impact on our cash flow and our ability to collect on our receivables,

●	risks associated with changes in federal, state, or local regulatory frameworks which could potentially lead to changes in policies, policy application, regulations, licensing or taxation, or to potential bans, limitations and/or litigation related to the manufacturing, distribution, and sale of certain cigarette, e-cigarette, tobacco, vaping, or other products we may sell, including certain menthol and flavored tobacco products, or proposed rules which would limit nicotine levels in certain cigarette and tobacco products,

●	risks associated with the threat or occurrence of epidemics or pandemics (such as COVID-19 or its variants) or other public health issues, including the continued health of our employees and management, the reduced demand for our goods and services or increased credit risk from customer credit defaults resulting from an economic downturn,

●	risks associated with the imposition of governmental orders restricting our operations and the operations of our suppliers and customers, in particular, disruptions to our supply chain or our ability to procure products or fulfill orders due to labor shortages in our warehouse operations,

●	risks associated with macroeconomic, black swan, or other similar events (e.g., stock market crashes, global unrest, supply chain disruptions, pandemics, etc.) that may impact the Company’s sales volumes and/or cost structure and for which the Company has limited ability within its business model to offset the related financial impact,

●	risks associated with the acquisition of businesses or assets, capital asset expenditure projects by either of our business segments such as the development of new facilities/locations or upgrades to distribution centers or retail stores, including, but not limited to, risks associated with consummating such transactions on expected terms or timing, purchase price and business valuation and recording risks, customer turnover and retention risks, and risks related to the assumption of certain liabilities or obligations,
●	risks associated with the integration of new businesses or equity investments by either of our business segments including, but not limited to, risks associated with vendor and customer retention, technology integration, and the potential loss of any key management personnel or employees,
●	increasing competition and market conditions in our wholesale and retail health food businesses and any associated impact on the carrying value and any potential impairment of assets (including intangible assets) within those businesses,

●	risk that our repositioning strategy for our retail business will not be successful,

●	risks associated with opening new, or closing unprofitable, retail stores,

●	risks to our brick and mortar retail business and potentially to our wholesale distribution business if online shopping formats such as Amazon™ continue to grow in popularity and further disrupt traditional sales channels,

●	increasing product and operational costs resulting from ongoing supply chain disruptions, an intensely competitive labor market with a limited pool of qualified workers, and higher incremental costs associated with the handling and transportation of certain product categories such as foodservice,

●	increases in state and federal excise taxes on cigarette and tobacco products and the potential impact on demand, particularly as it relates to current legislation under consideration which could significantly increase such taxes,

●	risks associated with disruptions to our technology systems or those of third parties upon which we rely, including security breaches, cyber and ransomware attacks, malware, or other methods by which such information systems could or may have been compromised or impacted,

●	increases in inventory carrying costs and customer credit risks,

●	changes in pricing strategies and/or promotional/incentive programs offered by cigarette and tobacco manufacturers,

●	changing demand for the Company’s products, particularly cigarette, tobacco and vaping products,

●	risks associated with manufacturer product recalls,

●	risks that our vendors may experience manufacturing or production issues and we may not be able to procure the products we sell for an extended period,

●	risks that product manufacturers may limit or restrict the products we procure from them or if product manufacturers begin selling directly to convenience stores and bypass wholesale distributors entirely,

●	changes in laws and regulations and ongoing compliance related to health care and associated insurance,

●	increasing health care costs for both the Company and consumers and its potential impact on discretionary consumer spending,

●	decreased availability of capital resources and/or our access to credit to adequately fund our operations,

●	domestic regulatory and legislative risks,

●	consolidation trends within the convenience store, wholesale distribution, and retail health food industries, and

●	other risks over which the Company has little or no control, and any other factors not identified herein.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AMCON Distributing Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMCON Distributing Company and its subsidiaries (the Company) as of September 30, 2026 and 2025, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As reported on the consolidated statements of operations, the Company reported sales of approximately $3.1 billion for the year ended September 30, 2026. Also as disclosed in Note 1 to the consolidated financial statements, the Company recognizes revenues when the performance obligation is satisfied, which is the point where control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

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

Omaha, Nebraska

November 9, 2026

AMCON Distributing Company and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September	September
	2026	2025
ASSETS
Current assets:
Cash	$670,804	$744,613
Accounts receivable, less allowance for credit losses of $2.4 million at September 2026 and $2.4 million at September 2025	75,373,946	73,192,069
Inventories, net	173,712,380	153,276,545
Income taxes receivable	200,640	140,986
Prepaid expenses and other current assets	11,159,995	12,150,645
Total current assets	261,117,765	239,504,858

Property and equipment, net	108,371,621	107,844,655
Operating lease right-of-use assets, net	27,279,797	30,488,841
Goodwill	5,778,325	5,778,325
Other intangible assets, net	3,776,655	4,240,359
Other assets	3,584,931	3,231,488
Total assets	$409,909,094	$391,088,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,524,223	$69,532,355
Accrued expenses	15,394,368	15,459,406
Accrued wages, salaries and bonuses	7,082,586	6,745,698
Current operating lease liabilities	7,377,743	7,862,117
Current maturities of long-term debt	4,239,088	5,471,310
Current mandatorily redeemable non-controlling interest	—	7,020,895
Total current liabilities	111,618,008	112,091,781

Credit facilities	148,254,738	126,804,775
Deferred income tax liability, net	4,713,608	4,048,070
Long-term operating lease liabilities	20,096,037	22,845,456
Long-term debt, less current maturities	6,724,946	11,033,949
Other long-term liabilities	1,527,884	1,193,081

Shareholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized	—	—
Common stock, $.01 par value, 3,000,000 shares authorized, 976,028 shares outstanding at September 2026 and 953,378 shares outstanding at September 2025	13,203	9,799
Additional paid-in capital	39,183,468	36,991,031
Retained earnings	110,182,460	108,475,842
Treasury stock at cost	(32,405,258)	(32,405,258)
Total shareholders’ equity	116,973,873	113,071,414
Total liabilities and shareholders’ equity	$409,909,094	$391,088,526

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September
	2026	2025
Sales (including excise taxes of $598.7 million and $561.9 million, respectively)	$3,123,380,227	$2,816,688,287
Cost of sales	2,931,328,992	2,628,458,039
Gross profit	192,051,235	188,230,248
Selling, general and administrative expenses	170,285,580	165,839,583
Depreciation and amortization	9,747,871	9,835,200
Operating expenses	180,033,451	175,674,783
Gain on sales of real estate	(1,796,723)	—
	178,236,728	175,674,783
Operating income	13,814,507	12,555,465

Other expense (income):
Interest expense	9,912,339	10,443,571
Change in fair value of mandatorily redeemable non-controlling interest	438,240	877,409
Other income, net	(256,361)	(329,254)
	10,094,218	10,991,726
Income from operations before income taxes	3,720,289	1,563,739
Income tax expense	1,359,000	995,000
Net income available to common shareholders	$2,361,289	$568,739

Basic earnings per share available to common shareholders	$2.54	$0.62
Diluted earnings per share available to common shareholders	$2.52	$0.62

Basic weighted average shares outstanding	929,320	919,748
Diluted weighted average shares outstanding	937,064	924,694

Dividends paid per common share	$0.67	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance, October 1, 2024	1,275,164	$9,648	(329,656)	$(31,272,163)	$34,439,735	$108,552,565	$111,729,785
Dividends on common stock, $0.67 per share	—	—	—	—	—	(645,462)	(645,462)
Compensation expense and issuance of stock in connection with equity-based awards	22,650	151	—	—	2,551,296	—	2,551,447
Repurchase of common stock	—	—	(14,780)	(1,133,095)	—	—	(1,133,095)
Net income available to common shareholders	—	—	—	—	—	568,739	568,739
Balance, September 30, 2025	1,297,814	$9,799	(344,436)	$(32,405,258)	$36,991,031	$108,475,842	$113,071,414
Dividends on common stock, $0.67 per share	—	—	—	—	—	(654,671)	(654,671)
Compensation expense and issuance of stock in connection with equity-based awards	22,650	151	—	—	2,195,690	—	2,195,841
Issuance of shares for stock split	—	3,253	—	—	(3,253)	—	—
Net income available to common shareholders	—	—	—	—	—	2,361,289	2,361,289
Balance, September 30, 2026	1,320,464	$13,203	(344,436)	$(32,405,258)	$39,183,468	$110,182,460	$116,973,873

The accompanying notes are an integral part of these consolidated financial statements.

AMCON Distributing Company and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September	September
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common shareholders	$2,361,289	$568,739
Adjustments to reconcile net income available to common shareholders to net cash flows from (used in) operating activities:
Depreciation	9,284,167	9,328,325
Amortization	463,704	506,875
Gain on sales of real estate	(1,796,723)	—
Gain on sales of property and equipment	(111,282)	(90,237)
Equity-based compensation	2,195,841	2,551,447
Deferred income taxes	665,538	(326,246)
Provision for credit losses	52,000	53,549
Inventory allowance	(57,093)	(320,305)
Change in fair value of contingent consideration	—	(1,453,452)
Change in fair value of mandatorily redeemable non-controlling interest	438,240	877,409
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable	(2,233,877)	(2,579,336)
Inventories	(20,378,742)	(5,703,098)
Prepaid expenses and other current assets	990,650	616,232
Other assets	(353,443)	(278,800)
Accounts payable	7,973,308	16,009,694
Accrued expenses and accrued wages, salaries and bonuses	247,101	(1,949,997)
Other long-term liabilities	334,803	278,968
Income taxes payable and receivable	(59,654)	577,659
Net cash flows from (used in) operating activities	15,827	18,667,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,704,004)	(9,003,396)
Proceeds from sales of real estate	5,573,241	—
Proceeds from sales of property and equipment	246,195	113,214
Acquisition of Arrowrock Supply	—	(6,131,527)
Net cash flows from (used in) investing activities	(7,884,568)	(15,021,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	2,921,715,651	2,588,656,781
Repayments under revolving credit facilities	(2,900,265,688)	(2,583,124,010)
Principal payments on long-term debt	(5,541,225)	(5,260,092)
Repurchase of common stock	—	(1,133,095)
Dividends on common stock	(654,671)	(645,462)
Redemption and distributions to non-controlling interest	(7,459,135)	(2,068,014)
Net cash flows from (used in) financing activities	7,794,932	(3,573,892)
Net change in cash	(73,809)	71,825
Cash, beginning of period	744,613	672,788
Cash, end of period	$670,804	$744,613

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$9,913,909	$10,522,689
Cash paid during the period for income taxes, net of refunds	746,816	724,088

Supplemental disclosure of non-cash information:
Equipment acquisitions classified in accounts payable	$59,944	$41,384

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Company Operations:

AMCON Distributing Company and Subsidiaries (“AMCON” or “the Company”) serves customers in 35 states and is primarily engaged in the wholesale distribution of consumer products in the Central, Rocky Mountain, Great Lakes, Mid-South and Mid-Atlantic regions of the United States.

AMCON’s wholesale distribution business, which includes our Team Sledd, LLC (“Team Sledd”) and Henry’s Foods, Inc. (“Henry’s”) subsidiaries (“Wholesale Segment”), operates 13 distribution centers that sell over 20,000 different consumer products, including cigarettes and tobacco products, candy and other confectionery products, beverages, groceries, paper products, health and beauty care products, frozen and refrigerated products and institutional foodservice products. The Company distributes products primarily to retailers such as convenience stores, discount and general merchandise stores, grocery stores, drug stores, tobacco shops and gas stations. In addition, the Company services institutional customers, including restaurants and bars, schools, sports complexes, as well as other wholesalers.

AMCON, through its Healthy Edge Inc. subsidiary, operates 15 retail health food stores as Chamberlin’s Natural Foods, Akin’s Natural Foods, and Earth Origins Market (“Retail Segment”). These stores carry natural supplements, organic and natural groceries, health and beauty care products, and other food items.

The Company’s operations are subject to a number of factors which are beyond the control of management, such as changes in manufacturers’ cigarette pricing, state excise tax increases, or the opening of competing retail stores in close proximity to the Company’s retail stores. While the Company sells a diversified product line, it remains dependent upon the sale of cigarettes which accounted for approximately 64% and 61% of the Company’s consolidated revenue during fiscal 2026 and fiscal 2025, respectively, and 17% and 17% of the Company’s consolidated gross profit during fiscal 2026 and fiscal 2025, respectively.

(b) Accounting Period:

The Company’s fiscal year ends on September 30th, and the fiscal years ended September 30, 2026 and September 30, 2025 have been included herein.

(c) Principles of Consolidation and Basis of Presentation:

The Consolidated Financial Statements include the accounts of AMCON and its wholly-owned subsidiaries. The Company owned 100% and approximately 92% of Team Sledd as of September 2026 and September 2025, respectively. All significant intercompany accounts and transactions have been eliminated.

(d) Cash and Accounts Payable:

AMCON utilizes a cash management system under which an overdraft is the normal book balance in the primary disbursing accounts. Overdrafts included in accounts payable at September 2026 and September 2025 totaled approximately $3.8 million and $2.5 million, respectively, and reflect checks drawn on the disbursing accounts that have been issued but have not yet cleared through the banking system. The Company’s policy has been to fund these outstanding checks as they clear with borrowings under its revolving credit facilities (see Note 6). These outstanding checks (book overdrafts) are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

(e) Accounts Receivable:

Accounts receivable primarily consists of customer trade receivables arising in the ordinary course of business and other receivables primarily related to various rebate and promotional incentives with the Company’s suppliers. These receivables are recorded net of an allowance for expected credit losses. The Company evaluates the expected uncollectibility of accounts receivable based on a combination of factors, including but not limited to, past collection history, customer credit terms, industry, regulatory and economic conditions, and any customer specific risks, including credit concentration risks. The Company determines the past due status of trade receivables based on our payment terms with each customer. If the Company becomes aware of a specific customer’s inability to meet its financial obligations, such as bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company may record a specific reserve for expected credit losses to reduce the related receivable to the amount it reasonably believes is collectible. Account balances are charged off against the allowance for credit losses when collection efforts have been exhausted and the account receivable is deemed worthless. Any subsequent recoveries of charged off account balances are recorded as income in the period received. As of September 2026 and September 2025, receivables from transactions with customers, less allowance for expected credit losses were $71.3 million and $70.4 million, respectively.

(f) Inventories:

At September 2026 and September 2025, inventories in our Wholesale Segment consisted of finished goods and are stated at the lower of cost or net realizable value, utilizing FIFO and average cost methods. Inventories in our Retail Segment consisted of finished goods and are stated at the lower of cost or market using the retail method. The wholesale distribution and retail health food segment inventories consist of finished products purchased in bulk quantities to be redistributed to the Company’s customers or sold at retail. Finished goods included total reserves of approximately $0.8 million and $0.9 million at September 2026 and September 2025, respectively. These reserves include the Company’s obsolescence allowance, which reflects estimated unsaleable or non-refundable inventory based upon an evaluation of slow moving and discontinued products.

(g) Prepaid Expenses and Other Current Assets:

A summary of prepaid expenses and other current assets is as follows (in millions):

	September 2026	September 2025
Prepaid expenses	$6.1	$5.8
Prepaid inventory	5.1	6.4
	$11.2	$12.2

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

	Years
Land improvements	8	-	15
Buildings and improvements	7	-	40
Warehouse equipment	1	-	20
Furniture, fixtures and leasehold improvements	1	-	15
Vehicles	2	-	10

Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and the resulting gains or losses are reported as a component of operating income.

The Company reviews property and equipment for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the asset group are estimated over the asset’s useful life of the primary asset and based on updated projections on an undiscounted basis. If the evaluation indicates that the carrying value of the asset group may not be recoverable, the potential impairment is determined based on the amount by which the carrying value of the asset group exceeds the fair value of the asset group.  There was no impairment of any property and equipment during either fiscal 2026 or fiscal 2025.

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

(k) Revenue Recognition:

The Company recognizes revenues when the performance obligation is satisfied, which is the point where control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods have been delivered, as that is generally when legal title, physical possession and the risks and rewards of goods/services transfers to the customer. The timing of satisfaction of the performance obligation is not subject to significant judgment due to the simultaneous nature of the Company’s customer arrangements (same day creation and fulfillment). After the completion of its performance obligations, the Company has an unconditional right of payment from customers with varying collection and payment terms based on region, credit risk, and other situational factors. Customer receivables are included on the consolidated balance sheets less an allowance for expected credit losses. The Company has elected the practical expedient permitting it to disregard financing components which may be deemed to be part of its transaction price as its customary payments terms are less than one year. See Note 12 “Business Segments” for the disaggregation of net sales for each of our business segments.

(l) Insurance:

The Company’s insurance for employee-related health care benefits, workers’ compensation, and general liability is provided through high-deductible or self-insured programs. The Company accrues for employee-related health care costs utilizing a claims reserve methodology and prepays insurance carriers for all workers’ compensation and general liability coverage as part of its insurance program. The Company accrues for employee-related health care claims based upon a reserve analysis for claims incurred, but not reported, utilizing the Company’s historical claims experience rate, plus specific reserves for large claims. The reserves associated with the exposure to these liabilities are reviewed by management for adequacy at the end of each reporting period. The Company has issued letters of credit to insurance carriers as part of its loss control program totaling $3.9 million and $3.1 million as of September 2026 and September 2025, respectively.

(m) Income Taxes:

The Company uses the asset and liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates. The effect of tax rate changes on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when we do not consider it more likely than not that some portion or all of the deferred tax assets will be realized. On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation includes several changes to federal tax law including permanent extension of certain expiring Tax Cuts and Jobs Act provisions and modifications to federal taxation of foreign activity. Certain provisions were effective for the tax year ended December 31, 2025, while others will be effective for tax years beginning after December 31, 2025. The Company has evaluated the impact of the legislation and incorporated the applicable tax provisions into its consolidated financial statements for the current reporting period.

(n) Share-Based Compensation:

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options are estimated at the date of grant using the Black-Scholes option pricing model. Option pricing methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of restricted stock units and restricted stock awards is based on the period ending closing price of the Company’s common stock. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award and is reflected in our Consolidated Statements of Operations under “Selling, general and administrative expenses.”

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

On March 20, 2026, the Company effected a three-for-two stock split of its common stock, $.01 par value, in the form of a 50% stock dividend on its issued and outstanding shares as of the record date of March 6, 2026. All share and per share data in the consolidated financial statements and related footnotes contained in this report have been adjusted to give retroactive effect to the stock split for all periods presented.

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

(u) Mandatorily Redeemable Non-Controlling Interest:

The mandatorily redeemable non-controlling interest (“MRNCI”) recorded on the Company’s consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. During fiscal 2026, Team Sledd redeemed the remaining membership interests from its non-controlling interest, which increased the Company’s ownership percentage to 100%. The Company owned approximately 92% of Team Sledd as of September 2025. The Company elected to present the MRNCI liability at fair value under ASC 825 – Financial Instruments (“ASC 825”) as it believed this best represented the future liability and cash flows. The Company calculated the estimated fair value of the MRNCI based on a discounted cash flow valuation technique using the best information available at the reporting date, and changes in the fair value of the MRNCI were recorded as a component of other expense (income) in the Consolidated Statements of Operations. The Company estimated the probability and timing of future redemptions and earnings of Team Sledd based on management’s knowledge and assumptions of certain events as of each reporting date, including the timing of any future redemptions and an appropriate discount rate. During fiscal 2026, the remaining amount due to non-controlling interest holders was distributed, resulting in the settlement of the MRNCI liability.

(v) Contingent Consideration:

As further described in Note 8, in April 2024, the Company acquired substantially all of the net operating assets of Burklund Distributors, Inc. (“Burklund”). A portion of the consideration exchanged in the acquisition of Burklund was in the form of contingent consideration, which the Company recorded at fair value as of the acquisition date in accordance with Financial Accounting Standards Board (“FASB”) ASC 805 – Business Combinations (“ASC 805”) and remeasured at each subsequent reporting period. The Company calculated the estimated fair value of the contingent consideration based on a discounted cash flow valuation technique using the best information available at each reporting date, and recorded changes in the fair value of the contingent consideration in selling, general and administrative expenses in the consolidated statements of operations. The short-term and long-term portions of the contingent consideration were recorded in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheets. At each reporting date, the Company reviewed certain inputs, including sales thresholds and an appropriate discount rate, based on management’s knowledge and assumptions of certain events. In Q1 2025, the Company determined that the achievement of the targets to trigger the minimum payout of any contingent consideration was not probable, and adjusted the fair value of its contingent consideration liability. Upon the expiration of the agreement in Q3 2026, the Company reaffirmed that the targets to trigger the minimum payout of any contingent consideration had not been achieved.

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

(x) Accounting Pronouncements:

Accounting Pronouncements Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”, (“ASU 2023-09”) which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted. The Company prospectively adopted ASU 2023-09 on September 30, 2026. The adoption of ASU 2023-09 did not have a material effect on the Company’s consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which amended the guidance in Topic 326 to allow entities to elect a practical expedient to assume the current conditions as of the balance sheet date remain unchanged over the remaining life of an asset in developing reasonable and supportable forecasts as part of estimating expected credit losses. This amended guidance is effective for annual periods beginning after December 15, 2025 (fiscal 2027 for the Company), and interim periods within those annual periods, with early adoption permitted. The Company is currently reviewing this ASU and its potential impact on our consolidated financial statements.

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

	For Fiscal Years
	2026	2025
	Basic	Basic
Weighted average number of common shares outstanding	929,320	919,748
Net income available to common shareholders	$2,361,289	$568,739
Net earnings per share available to common shareholders	$2.54	$0.62

	For Fiscal Years
	2026	2025
	Diluted	Diluted
Weighted average number of common shares outstanding	929,320	919,748
Weighted average of net additional shares outstanding assuming dilutive options exercised and proceeds used to purchase treasury stock (1)	7,744	4,946
Weighted average number of shares outstanding	937,064	924,694
Net income available to common shareholders	$2,361,289	$568,739
Net earnings per share available to common shareholders	$2.52	$0.62

(1)	Diluted earnings per share calculation includes all equity-based awards deemed to be dilutive.

3. PROPERTY AND EQUIPMENT, NET:

Property and equipment at September 2026 and September 2025 consisted of the following:

	2026	2025
Land and improvements	$6,573,790	$7,180,684
Buildings and improvements	82,396,099	86,350,389
Warehouse equipment	34,470,401	34,330,266
Furniture, fixtures and leasehold improvements	22,614,886	21,820,077
Vehicles	16,156,331	14,757,020
Construction in progress	9,660,175	109,110
	171,871,682	164,547,546
Less accumulated depreciation:	(63,500,061)	(56,702,891)
Property and equipment, net	$108,371,621	$107,844,655

During fiscal 2026 and fiscal 2025, respectively, the Company capitalized approximately $0.2 million and $0.7 million of interest on funds borrowed to finance certain capital expenditures. Capitalized interest is recorded as part of an asset’s cost and will be depreciated over the asset’s useful life.

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

The components of lease costs were as follows:

	Fiscal Year 2026	Fiscal Year 2025
Operating lease cost	$9,828,615	$9,493,725
Short-term lease cost	684,016	291,364
Variable lease cost	582,626	506,136
Net lease cost	$11,095,257	$10,291,225

Maturities of lease liabilities as of September 2026 were as follows:

Fiscal Year Ending	Operating Leases
2027	$8,789,146
2028	6,808,846
2029	4,836,115
2030	4,130,890
2031	3,091,065
2032 and thereafter	4,209,340
Total lease payments	31,865,402
Less: interest	(4,391,622)
Present value of lease liabilities	$27,473,780

Weighted-average remaining lease term and weighted-average discount rate information regarding the Company’s leases were as follows:

Lease Term	September 2026	September 2025
Weighted-average remaining lease term (years):
Operating	5.0	5.1
Discount Rate
Weighted-average discount rate:
Operating	6.06%	6.34%

Other information regarding the Company’s leases were as follows:

	Fiscal Year 2026	Fiscal Year 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$9,827,678	$9,532,953
Lease liabilities arising from obtaining new ROU assets:
Operating leases	$266,293	$11,020,596

5. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill at September 2026 and September 2025 was as follows:

	September	September
	2026	2025
Wholesale Segment	$5,778,325	$5,778,325

Other intangible assets at September 2026 and September 2025 consisted of the following:

	September	September
	2026	2025
Customer lists (Wholesale Segment) (less accumulated amortization of $0.9 million at September 2026 and $0.7 million at September 2025)	$2,536,084	$2,766,216
Non-competition agreements (Wholesale Segment) (less accumulated amortization of $0.3 million at September 2026 and $0.3 million at September 2025)	25,333	44,333
Tradename (Wholesale Segment) (less accumulated amortization of $0.8 million at September 2026 and $0.6 million at September 2025)	715,238	929,810
Trademarks and tradenames (Retail Segment)	500,000	500,000
	$3,776,655	$4,240,359

Goodwill, trademarks and tradenames are considered to have indefinite useful lives and therefore no amortization has been taken on these assets. Goodwill recorded on the Company’s consolidated balance sheets represents amounts allocated to its wholesale reporting unit which totaled approximately $5.8 million at both September 2026 and September 2025. The Company determined that the estimated fair value of its wholesale reporting unit exceeded its carrying value at both September 2026 and September 2025.

At September 2026, identifiable intangible assets considered to have finite lives were represented by customer lists which are being amortized over 15 years, a non-competition agreement which is being amortized over five years, and a tradename in our Wholesale Segment that is being amortized over seven years. These intangible assets are evaluated for accelerated attrition or amortization adjustments if warranted. Amortization expense related to these assets was $0.5 million during both fiscal 2026 and fiscal 2025.

Estimated future amortization expense related to identifiable intangible assets with finite lives was as follows at September 2026:

September
2026
Fiscal 2027	$463,703
Fiscal 2028	451,037
Fiscal 2029	444,703
Fiscal 2030	301,656
Fiscal 2031	230,132
Fiscal 2032 and thereafter	1,385,424
$3,276,655

6. DEBT:

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

At September 2026, the Facilities had a total combined borrowing capacity of $305.0 million, including provisions for up to $30.0 million in credit advances for certain inventory purchases, which are limited by accounts receivable and inventory qualifications, and the value of certain real estate collateral. The Henry’s Facility matures in February 2028, the Team Sledd Facility matures in March 2028, and the AMCON Facility matures in July 2028, each without a penalty for prepayment. Obligations under the Facilities are collateralized by substantially all of the Company’s respective equipment, intangibles, inventories, accounts receivable, and certain real estate. The Facilities each feature an unused commitment fee and springing financial covenants. Borrowings under the Facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus any applicable spreads.

The amount available for use from the Facilities at any given time is subject to a number of factors, including eligible accounts receivable and inventory balances that fluctuate day-to-day, as well as the value of certain real estate collateral. Based on the collateral and loan limits as defined in the Facility agreements, the credit limit of the combined Facilities at September 2026 was $240.7 million, of which $148.3 million was outstanding, leaving $92.4 million available.

The average interest rate of the Facilities was 5.40% at September 2026. During fiscal 2026, the peak borrowings under the Facilities was $208.6 million, and the average borrowings and average availability under the Facilities was $162.5 million and $78.9 million, respectively.

LONG-TERM DEBT

In addition to the Facilities, the Company also had the following long-term obligations at September 2026 and September 2025.

	2026	2025
Note payable, interest payable at a fixed rate of 4.10% with monthly installments of principal and interest of $53,361 through June 2033 with remaining principal due July 2033, collateralized by Team Sledd's principal office and warehouse	$3,811,058	$4,284,620
Note payable, interest payable at a fixed rate of 3.25% with monthly installments of principal and interest of $17,016 through August 2034 with remaining principal due September 2034, collateralized by Team Sledd's principal office and warehouse	1,442,030	1,596,790
Note payable, interest payable at a fixed rate of 6.04% with monthly installments of principal and interest of $123,240 through February 2028, collateralized by certain of Henry's equipment	2,003,060	3,433,306
Unsecured note payable, interest payable at a fixed rate of 5.50% with quarterly installments of principal and interest of $727,741 through February 2027	1,426,004	4,163,784
Unsecured note payable, interest payable at a fixed rate of 5.75% with quarterly installments of principal and interest of $225,761 through April 2029	2,281,882	3,026,759
	10,964,034	16,505,259
Less current maturities	(4,239,088)	(5,471,310)
	$6,724,946	$11,033,949

The aggregate minimum principal maturities of the long-term debt for each of the next five fiscal years are as follows:

Fiscal Year Ending
2027	$4,239,088
2028	2,121,070
2029	1,364,320
2030	734,050
2031	763,169
2032 and thereafter	1,742,337
$10,964,034

Market rate risk for fixed rate debt is estimated as the potential increase in fair value of debt obligations resulting from decreases in interest rates. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s long-term debt approximated its carrying value at September 2026.

Cross Default and Co-Terminus Provisions

The Team Sledd Facility and Team Sledd’s two notes payable contain cross default provisions. The Henry’s Facility and the Henry’s note payable also contain cross default provisions. There were no such cross defaults for either Team Sledd or Henry’s at September 2026. Additionally, the Team Sledd Facility and the Henry’s Facility are non-recourse to AMCON Distributing Company, are not guaranteed by AMCON Distributing Company and have no cross default provisions applicable to AMCON Distributing Company. The Company and its subsidiaries, including Team Sledd and Henry’s, were in compliance with all of the financial covenants under the respective Facilities at September 2026.

Other

The Company has issued letters of credit to its workers’ compensation insurance carriers as part of its self-insured loss control program totaling $3.9 million and $3.1 million as of September 2026 and September 2025, respectively.

7. INCOME TAXES:

The components of income tax expense from operations for fiscal 2026 and fiscal 2025 consisted of the following:

	2026	2025
Current: Federal	$269,649	$882,596
Current: State	423,813	438,650
	693,462	1,321,246
Deferred: Federal	565,375	(277,146)
Deferred: State	100,163	(49,100)
	665,538	(326,246)
Income tax expense	$1,359,000	$995,000

The Company has elected to prospectively adopt the guidance in ASU 2023-09. The reconciliation of taxes between the federal statutory rate of 21% and the Company’s income tax expense on income from operations before income taxes in the accompanying consolidated financial statements for fiscal 2026 is as follows:

	Amount	Percent
Tax at statutory rate	$781,260	21.0%
State income taxes, net of federal tax benefit (1)	413,941	11.1
Nontaxable or nondeductible business expenses:
Nondeductible assessments and penalties	141,714	3.8
Nondeductible compensation	110,950	3.0
Other adjustments, net	(88,865)	(2.4)
	$1,359,000	36.5%
(1)	State taxes in Tennessee and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

Prior to the adoption of ASU 2023-09, the reconciliation of taxes between the federal statutory rate of 21% and the Company’s income tax expense on income from operations before income taxes in the accompanying consolidated financial statements for fiscal 2025 was as follows:

2025
Tax at statutory rate	$328,385
Nondeductible business expenses	517,964
State income taxes, net of federal tax benefit	244,827
Tax attributable to non-controlling interest	(103,536)
Other	7,360
$995,000

Cash paid for income taxes, net of refunds, during the year ended September 2026 was as follows:

For the year ended September 30, 2026
Federal	$350,000
State
Tennessee	215,100
Minnesota	62,800
Illinois	40,000
Missouri	40,000
All other states	38,916
$746,816

Cash paid for income taxes, net of refunds, during the year ended September 2025 was approximately $0.7 million.

Temporary differences between the financial statement carrying balances and tax basis of assets and liabilities giving rise to net deferred tax assets (liabilities) at September 2026 and September 2025 relates to the following:

	2026	2025
Deferred tax assets:
Allowance for expected credit losses	$594,142	$280,444
Accrued expenses	1,297,954	119,210
Inventory	730,277	545,404
Other	177,524	573,704
Interest expense limitation	664,121	3,240,394
Net operating loss carry forwards - state	701,009	697,013
Total gross deferred tax assets	4,165,027	5,456,169
Less: Valuation allowance	(697,013)	(697,013)
Total net deferred tax assets	3,468,014	4,759,156
Deferred tax liabilities:
Trade discounts	620,854	553,894
Operating lease, right-of-use assets	119,039	99,457
Property and equipment	5,979,757	7,068,176
Goodwill	921,799	921,799
Intangible assets	540,173	163,900
Total deferred tax liabilities	8,181,622	8,807,226
Total net deferred income tax liability	$4,713,608	$4,048,070

The Company had a valuation allowance of approximately $0.7 million at both September 2026 and September 2025, against certain state net operating losses, which more likely than not will not be utilized. The Company had no material unrecognized tax benefits, interest, or penalties directly related to income taxes during fiscal 2026 or fiscal 2025. The Company’s policy is to record interest and penalties directly related to income taxes as income tax expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. and various states and the tax years 2023 and forward remain open under U.S. and state statutes.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation includes several changes to federal tax law including permanent extension of certain expiring Tax Cuts and Jobs Act provisions and modifications to federal taxation of foreign activity. Certain provisions were effective for the tax year ended December 31, 2025, while others will be effective for tax years beginning after December 31, 2025. The Company has evaluated the impact of the legislation and incorporated the applicable tax provisions into its consolidated financial statements for the current reporting period.

8. FAIR VALUE DISCLOSURES:

Mandatorily Redeemable Non-Controlling Interest

The MRNCI recorded on the Company’s consolidated balance sheets represents the fair value of the non-controlling interest in the Company’s strategic investment in Team Sledd. During Q3 2026, Team Sledd redeemed the remaining membership interests from its non-controlling interest, which increased the Company’s ownership interest to 100% as of September 2026. The Company owned approximately 92% of Team Sledd as of September 2025. The Company elected to present the MRNCI liability at fair value under ASC 825 as it believed this best represented the future liability and cash flows. As such, the MRNCI balance at September 2025 represented the fair value of the remaining future membership interest redemptions and other amounts due to non-controlling interest holders. During Q3 2026, the remaining amount due to non-controlling interest holders was distributed, resulting in the settlement of the MRNCI liability. At September 2025, the difference between the contractual amount due under the MRNCI and the fair value was approximately $0.3 million.

The following table presents changes in the fair value of the MRNCI during each of fiscal years 2026 and 2025:

	For the Year Ended September 30,
	2026	2025
Fair value, beginning of period	$7,020,895	$8,211,500
Redemption of non-controlling interests	(828,000)	(1,812,558)
Distributions to non-controlling interest	(6,631,135)	(255,456)
Change in fair value	438,240	877,409
Fair value, end of period	$—	$7,020,895

Contingent Consideration

In April 2024, the Company acquired substantially all of the net operating assets of Burklund. A portion of the consideration exchanged in the acquisition of Burklund was in the form of contingent consideration, which the Company recorded at fair value as of the acquisition date. At each reporting date, the Company reevaluated whether the achievement of the targets to trigger the minimum payout of any contingent consideration is probable. In Q1 2025, the Company determined that the achievement of the targets to trigger the minimum payout of any contingent consideration was not probable, and adjusted the fair value of its contingent consideration liability and recognized operating income of approximately $1.5 million, which was recorded as a reduction of selling, general and administrative expenses in the consolidated statements of operations. Upon the expiration of the agreement in Q3 2026, the Company reaffirmed that the targets to trigger the minimum payout of any contingent consideration had not been achieved.

The following table presents changes in the fair value of the contingent consideration during fiscal year 2025:

For the Year Ended September 30,
2025
Fair value of contingent consideration at beginning of period	$1,453,452
Fair value of contingent consideration at acquisition	—
Change in fair value	(1,453,452)
Fair value of contingent consideration at end of period	$—
Less current portion at fair value	—
$—

9. PROFIT SHARING PLANS:

The Company sponsors two profit sharing plans (i.e., section 401(k) plans) covering substantially all employees. One plan (“the AMCON Plan”) covers the employees not employed by Team Sledd. The other plan (the “Team Sledd Plan” and together with the AMCON Plan, “the Plans”) covers the employees of Team Sledd. The Plans allow employees to make voluntary contributions up to 100% of their compensation, subject to Internal Revenue Service limits. Under the AMCON Plan, the Company matches 100% of the first 2% contributed and 50% of the next 4% contributed for a maximum match of 4% of employee compensation. Under the Team Sledd Plan, the Company matches 100% of employee contributions up to 5%. The Company made matching contributions (net of employee forfeitures) to the Plans of approximately $2.0 million in fiscal 2026 and $2.1 million in fiscal 2025.

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

The Company’s liabilities for unpaid and incurred, but not reported claims, for health insurance, workers’ compensation, and general liability was $1.2 million at September 2026 and $1.4 million at September 2025. These amounts are included in accrued expenses in the accompanying consolidated balance sheets. While the ultimate amount of claims incurred is dependent on future developments, in the Company’s opinion, recorded reserves are adequate to cover the future payment of claims previously incurred. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims.

Adjustments, if any, to claims estimates previously recorded, resulting from actual claim payments, are reflected in operations in the periods in which such adjustments are known.

A summary of the activity in the Company’s self-insured liabilities reserve is set forth below (in millions):

	2026	2025
Beginning balance	$1.4	$1.5
Charged to expense	16.4	14.3
Payments	(16.6)	(14.4)
Ending balance	$1.2	$1.4

11. EQUITY-BASED INCENTIVE AWARDS:

Omnibus Plans

The Company has two equity-based incentive plans, the 2018 Omnibus Incentive Plan and the 2022 Omnibus Incentive Plan (collectively the “Omnibus Plans”), which provide for equity incentives to employees. Each Omnibus Plan is designed with the intent of encouraging employees to acquire a vested interest in the growth and performance of the Company. The Omnibus Plans together permit the issuance of up to 180,000 shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units, performance share awards as well as awards such as stock appreciation rights, performance units, performance shares, bonus shares, and dividend share awards payable in the form of common stock or cash. The number of shares issuable under the Omnibus Plans is subject to customary adjustments in the event of stock splits, stock dividends, and certain other distributions on the Company’s common stock. At September 2026, awards with respect to a total of 147,610 shares, net of forfeitures, have been awarded pursuant to the Omnibus Plans, and awards with respect to another 32,390 shares may be awarded under the Omnibus Plans.

Restricted Stock Awards

At September 2026, the Compensation Committee of the Board of Directors had authorized and approved the following restricted stock awards to members of the Company’s management team pursuant to the provisions of the Company’s Omnibus Plans:

	Restricted Stock Awards (1)	Restricted Stock Awards (2)	Restricted Stock Awards (3)
Date of award:	October 2023	October 2024	October 2025
Original number of awards issued:	22,650	22,650	22,650
Service period:	36 months	36 months	36 months
Estimated fair value of award at grant date:	$2,762,000	$2,069,000	$1,757,000
Non-vested awards outstanding at September 2026:	7,551	15,100	22,650
Fair value of non-vested awards at September 2026 of approximately:	$510,000	$1,020,000	$1,530,000
(1)	15,099 of the restricted stock awards were vested as of September 2026. The remaining 7,551 restricted stock awards will vest in October 2026.
(2)	7,550 of the restricted stock awards were vested as of September 2026. 7,550 restricted stock awards will vest in October 2026 and 7,550 will vest in October 2027.
(3)	The 22,650 restricted stock awards will vest in equal amounts in October 2026, October 2027 and October 2028.

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

The following summarizes restricted stock award activity under the Omnibus Plans during fiscal 2026:

	Number	Weighted
	of	Average
	Shares	Fair Value
Nonvested restricted stock awards at September 2025	45,301	$75.84
Granted	22,650	77.58
Vested	(22,650)	77.78
Expired	—	—
Nonvested restricted stock awards at September 2026	45,301	$67.56

Income from operations before income taxes included compensation expense related to the amortization of the Company’s restricted stock awards of approximately $2.2 million during fiscal 2026 and $2.6 million during fiscal 2025. The tax benefit related to this compensation expense was approximately $0.6 million in fiscal 2026 and $0.7 million in fiscal 2025. At September 2026, total unamortized compensation expense related to restricted stock awards was approximately $1.9 million. This unamortized compensation expense is expected to be amortized over approximately the next 16 months.

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

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2026:
External revenue:
Cigarettes	$1,984,193,333	$—	$—	$1,984,193,333
Tobacco	576,148,059	—	—	576,148,059
Confectionery	193,016,801	—	—	193,016,801
Health food	—	43,690,748	—	43,690,748
Foodservice & other	326,331,286	—	—	326,331,286
Total external revenue	3,079,689,479	43,690,748	—	3,123,380,227
Cost of sales	2,903,179,406	28,149,586	—	2,931,328,992
Selling, general and administrative expenses	143,955,547	15,261,944	11,068,089	170,285,580
Depreciation	8,386,938	897,229	—	9,284,167
Amortization	463,704	—	—	463,704
Gain on sales of real estate	(1,796,723)	—	—	(1,796,723)
Operating income (loss)	25,500,607	(618,011)	(11,068,089)	13,814,507
Interest expense	—	—	9,912,339	9,912,339
Income (loss) from operations before taxes	25,208,659	(507,942)	(20,980,428)	3,720,289
Total assets	390,662,279	18,385,092	861,723	409,909,094
Capital expenditures (1)	13,189,169	533,395	—	13,722,564

(1) Includes $8.0 million purchase of a distribution facility in Ohio.

	Wholesale	Retail
	Segment	Segment	Other	Consolidated
FISCAL YEAR ENDED 2025:
External revenue:
Cigarettes	$1,713,451,582	$—	$—	$1,713,451,582
Tobacco	540,788,438	—	—	540,788,438
Confectionery	187,172,757	—	—	187,172,757
Health food	—	44,498,147	—	44,498,147
Foodservice & other	330,777,363	—	—	330,777,363
Total external revenue	2,772,190,140	44,498,147	—	2,816,688,287
Cost of sales	2,600,373,554	28,084,485	—	2,628,458,039
Selling, general and administrative expenses	140,037,148	15,274,745	10,527,690	165,839,583
Depreciation	8,312,011	1,016,314	—	9,328,325
Amortization	506,875	—	—	506,875
Operating income (loss)	22,960,552	122,603	(10,527,690)	12,555,465
Interest expense	—	—	10,443,571	10,443,571
Income (loss) from operations before taxes	22,323,779	211,221	(20,971,261)	1,563,739
Total assets	373,358,117	16,822,730	907,679	391,088,526
Capital expenditures	7,438,747	589,085	—	8,027,832

13. TREASURY STOCK:

The Company did not repurchase any shares of its common stock during fiscal 2026. The Company repurchased a total of 14,780 shares of its common stock during fiscal 2025 for cash totaling approximately $1.1 million. All repurchased shares were recorded in treasury stock at cost.

14. SUBSEQUENT EVENTS:

On October 27, 2026, the Compensation Committee of the Company’s Board of Directors awarded 22,650 shares of restricted stock to members of the Company’s executive management team, which are subject to a three-year graded vesting schedule.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

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

We have completed our evaluation and testing of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley and Item 308(a) of Regulation S-K. Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2026. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified  or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Registrant’s Proxy Statement to be used in connection with the December 2026 Annual Meeting of Stockholders (the “Proxy Statement”) will contain under the captions “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?”, “Item 1: Election of Directors—Who are this year’s nominees?”, “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members and the basis for the conclusion that each such person should serve on our board?”, “Corporate Governance and Board Matters—Code of Ethics”, and “Corporate Governance and Board Matters—Committees of the Board—Audit Committee”, certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

The information appearing under the caption “Executive Officers of the Registrant” in Part I of this report also is incorporated herein by reference. Our Board of Directors has adopted a code of ethical conduct (“Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial officer. This Code of Ethics is available without charge to any person who requests it by writing to our corporate secretary. Any substantive amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer or principal financial officer will be disclosed on our internet website and, if required by rules of the SEC, NYSE American or NYSE Texas, in the reports we file with the SEC. The Company has also adopted an Insider Trading Policy designed to promote compliance with insider trading laws, which was filed with the SEC as Exhibit 19.1 of the Company’s Form 10-K on November 8, 2024. Both the Code of Ethics and the Insider Trading Policy are available on our internet website (www.amcon.com) by clicking on “Investor Relations” then “Corporate Governance Documents”.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant’s Proxy Statement will contain under the captions “Executive Compensation and Related Matters” and “Corporate Governance and Board Matters—Director Compensation” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference. Rules of the Securities and Exchange Commission permit the Company to omit the disclosure contemplated by Item 407(e)(4) and (e)(5) of Regulation S-K relating to “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, respectively, and this annual report does not include such disclosure.

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
10.1

Second Amended and Restated Loan and Security Agreement, dated April 18, 2011, between AMCON Distributing Company and Bank of America, as agent (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 19, 2011)

10.2

Consent and First Amendment to Second Amended and Restated Credit Agreement dated May 27, 2011, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.2 of AMCON’s Current Report on Form 8-K filed on May 31, 2011)

10.3

Second Amendment to Second Amended and Restated Credit Agreement, dated July 16, 2013, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2013)

10.4

Third Amendment to Second Amended and Restated Loan and Security Agreement, dated November 6, 2017, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.16 of AMCON’s Annual Report on Form 10-K filed on November 8, 2017)

10.5

Fourth Amendment to Second Amended and Restated Loan and Security Agreement, dated March 20, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on March 24, 2020)

10.6

Fifth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 22, 2020, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on January 19, 2021)

10.7

Sixth Amendment to Second Amended and Restated Loan and Security Agreement, dated December 21, 2021, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)

10.8

Seventh Amendment to Second Amended and Restated Loan and Security Agreement, dated June 30, 2022, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on July 6, 2022)

10.9

Eighth Amendment to Second Amended and Restated Loan and Security Agreement, dated February 2, 2023, between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.10

Consent, Joinder and Ninth Amendment to Second Amended and Restated Loan and Security Agreement, dated February 9, 2024 between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2024)

10.11

Consent, Joinder and Tenth Amendment to Second Amended and Restated Loan and Security Agreement, dated April 5, 2024 between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2024)

10.12

Consent, Joinder and Eleventh Amendment to Second Amended and Restated Loan and Security Agreement, dated January 17, 2025 between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2025)

10.13

Twelfth Amendment to Second Amended and Restated Loan and Security Agreement, dated April 4, 2025 between AMCON Distributing Company and Bank of America (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2025)

10.14	Thirteenth Amendment to Second Amended and Restated Loan and Security Agreement, dated August 4, 2026 between AMCON Distributing Company and Bank of America
10.15	LIBOR Transition Amendment, dated June 30, 2022 (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)
10.16

Credit Agreement dated March 27, 2020 between Team Sledd, LLC and First National Bank of Pennsylvania, as agent (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.17

First Amendment to Credit Agreement dated April 9, 2021 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.4 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.18

Second Amendment to Credit Agreement dated October 4, 2021 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.5 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2022)

10.19

Third Amendment to Credit Agreement dated October 3, 2022 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.13 of AMCON’s Annual Report on Form 10-K filed on November 23, 2022)

10.20

Fourth Amendment to Credit Agreement dated April 27, 2023 between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on July 18, 2023)

10.21

Fifth Amendment to Credit Agreement, dated December 23, 2024, between Team Sledd, LLC and First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on January 21, 2025)

10.22

Loan and Security Agreement, dated February 3, 2023 between LOL Foods, Inc., HF Real Estate, LLC and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.23

First Amendment to Loan and Security Agreement, dated October 24, 2024, between LOL Foods, Inc., HF Real Estate, LLC and BMO BANK N.A. (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 21, 2025)

10.24

Joinder and Second Amendment to Loan and Security Agreement, dated March 26, 2026, between LOL Foods, Inc., HF Real Estate, LLC, McKinley Logistics, LLC, and BMO BANK N.A. (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on April 20, 2026)

10.25

Master Loan and Security Agreement, dated February 1, 2023 between LOL Foods, Inc. and Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on April 18, 2023)

10.26

AMCON Distributing Company Profit Sharing Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-82848) filed on November 8, 1994)*

10.27	2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*

10.28	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Current Report on Form 8-K filed on December 22, 2014)*
10.29	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)*
10.30	2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.31	Form of Restricted Stock Unit Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.32	Form of Stock Option Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2019)*
10.33	Form of Restricted Stock Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to AMCON’s Quarterly Report on Form 10-Q filed on January 18, 2022)*
10.34	Form of Restricted Stock Award Agreement under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of AMCON’s Quarterly Report on Form 10-Q filed on January 20, 2026)*
10.35	2022 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of AMCON’s Current Report on Form 8-K filed on January 20, 2022)*
10.36	Form of Restricted Stock Award Agreement under the 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)*
10.37	Form of Restricted Stock Award Agreement under the 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of AMCON’s Quarterly Report on Form 10-Q filed on January 20, 2026)*
10.38

AMCON Distributing Company Executive Change in Control Severance Plan dated November 6, 2023 (incorporated by reference to Exhibit 10.29 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)*

10.39	Form of Indemnification Agreement dated November 6, 2023 (incorporated by reference to Exhibit 10.30 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)*
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of AMCON’s Annual Report on Form 10-K filed on November 8, 2024)
21.1	Subsidiaries of the Company
31.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, pursuant to section 302 of the Sarbanes-Oxley Act
31.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, pursuant to section 302 of the Sarbanes-Oxley Act
32.1	Certification by Christopher H. Atayan, Chief Executive Officer and Chairman, furnished pursuant to section 906 of the Sarbanes-Oxley Act
32.2	Certification by Charles J. Schmaderer, Vice President, Chief Financial Officer and Secretary, furnished pursuant to section 906 of the Sarbanes-Oxley Act
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of AMCON’s Annual Report on Form 10-K filed on November 8, 2023)
101	Inline XBRL Interactive Data File (filed herewith electronically).
104	Cover Page Interactive Data File – formatted in Inline XBRL and included as Exhibit 101

*        Represents management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2026	AMCON DISTRIBUTING COMPANY (registrant)

	By:	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 9, 2026	/s/ Christopher H. Atayan
Christopher H. Atayan
Chief Executive Officer
Chairman of the Board and Director
(Principal Executive Officer)

November 9, 2026	/s/ Charles J. Schmaderer
Charles J. Schmaderer
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

November 9, 2026	/s/ Andrew C. Plummer
Andrew C. Plummer
President, Chief Operating Officer and Director

November 9, 2026	/s/ Jeremy W. Hobbs
Jeremy W. Hobbs
Director

November 9, 2026	/s/ John R. Loyack
John R. Loyack
Director

November 9, 2026	/s/ Stanley Mayer
Stanley Mayer
Director

November 9, 2026	/s/ Timothy R. Pestotnik
Timothy R. Pestotnik
Director

(This page has been left blank intentionally.)